Form 10-K
period 2010-12-31
GOLDMAN SACHS GROUP INC
filed 2011-03-01
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street New York, N.Y.	10282 (Zip Code)
(Address of principal executive offices)

(212) 902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
Medium-Term Notes, Series B, Index-Linked Notes due February 2013; Index-Linked Notes due April 2013; Index-Linked Notes due May 2013; and Index-Linked Notes due 2011	NYSE Amex
Medium-Term Notes, Series B, Floating Rate Notes due 2011	New York Stock Exchange
Medium-Term Notes, Series A, Index-Linked Notes due 2037 of GS Finance Corp. (and Registrant’s guarantee with respect thereto)	NYSE Arca
Medium-Term Notes, Series B, Index-Linked Notes due 2037	NYSE Arca
Medium-Term Notes, Series D, 7.50% Notes due 2019	New York Stock Exchange
6.125% Notes due 2060	New York Stock Exchange
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
     Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller reporting company) ☐  Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
     As of June 30, 2010, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $66.7 billion.
     As of February 11, 2011, there were 520,507,295 shares of the registrant’s common stock outstanding.
     Documents incorporated by reference:  Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be held on May 6, 2011 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

INDEX

Form 10-K Item Number		Page No.

PART I		1
Item 1	Business	1
	Introduction	1
	Our Business Segments and Segment Operating Results	1
	Investment Banking	2
	Institutional Client Services	3
	Investing & Lending	5
	Investment Management	5
	Business Continuity and Information Security	6
	Employees	6
	Competition	7
	Regulation	8
	Available Information	17
	Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995	17
Item 1A	Risk Factors	18
Item 1B	Unresolved Staff Comments	31
Item 2	Properties	31
Item 3	Legal Proceedings	31
	Executive Officers of The Goldman Sachs Group, Inc.	32
PART II		34
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6	Selected Financial Data	34
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	96
Item 8	Financial Statements and Supplementary Data	97
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	213
Item 9A	Controls and Procedures	213
Item 9B	Other Information	213
PART III		213
Item 10	Directors, Executive Officers and Corporate Governance	213
Item 11	Executive Compensation	213
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	214
Item 13	Certain Relationships and Related Transactions, and Director Independence	214
Item 14	Principal Accountant Fees and Services	214
PART IV		215
Item 15	Exhibits and Financial Statement Schedules	215
SIGNATURES		II-1

EX-10.27: Form of Non-Employee Director RSU Award Agreement
EX-10.28: Description of Independent Director Compensation
EX-10.42: Form of One-Time RSU Award Agreement
EX-10.45: Form of Signature Card for Equity Awards
EX-10.46: Form of Signature Card for Equity Awards (employees in Asia Outside China)
EX-10.47: Form of Signature Card for Equity Awards (employees in China)
EX-10.48: Form of Year-End RSU Award Agreement (not fully vested)
EX-10.49: Form of Year-End RSU Award Agreement (fully vested)
EX-10.50: Form of Year-End RSU Award Agreement (Base and/or Supplemental)
EX-10.51: Form of Year-End Short-Term RSU Award Agreement
EX-10.52: Form of Year-End Restricted Stock Award Agreement (Base and/or Supplemental)
EX-10.53: Form of Year-End Restricted Stock Award Agreement (fully vested)
EX-10.54: Form of Year-End Short-Term Restricted Stock Award Agreement
EX-12.1: Statement re: Computation of Ratios
EX-21.1: List of Significant Subsidiaries of The Goldman Sachs Group, Inc.
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

When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries. References to “this Form 10-K” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. All references to 2010, 2009 and 2008 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2010, December 31, 2009 and November 28, 2008, respectively.

Group Inc. is a bank holding company and a financial holding company regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.

As of December 2010, we had offices in over 30 countries and 44% of our total staff was based outside the Americas (which includes the countries in North and South America). Our clients are located worldwide, and we are an active participant in financial markets around the world. In 2010, we generated 45% of our net revenues outside the Americas. For more information on our geographic results, see Note 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Our Business Segments and Segment Operating Results
We report our activities in four business segments: Investment Banking; Institutional Client Services; Investing & Lending; and Investment Management. The chart below presents our four business segments. Prior to the end of 2010, we reported our activities in three segments.

The table below presents our segment operating results.

		Year Ended [1]			% of 2010

		December	December	November	Net
$ in millions		2010	2009	2008	Revenues

Investment Banking	Net revenues	$4,810	$4,984	$5,453	12%

	Operating expenses	3,511	3,482	3,269

	Pre-tax earnings/(loss)	$1,299	$1,502	$2,184

Institutional Client Services	Net revenues	$21,796	$32,719	$22,345	56%

	Operating expenses	14,291	13,691	10,294

	Pre-tax earnings	$7,505	$19,028	$12,051

Investing & Lending	Net revenues	$7,541	$2,863	$(10,821)	19%

	Operating expenses	3,361	3,523	2,719

	Pre-tax earnings/(loss)	$4,180	$(660)	$(13,540)

Investment Management	Net revenues	$5,014	$4,607	$5,245	13%

	Operating expenses	4,051	3,673	3,528

	Pre-tax earnings	$963	$934	$1,717

Total	Net revenues	$39,161	$45,173	$22,222

	Operating expenses [2]	26,269	25,344	19,886

	Pre-tax earnings/(loss)	$12,892	$19,829	$2,336

1.	Financial information concerning our business segments for 2010, 2009 and 2008 (with prior periods recast to reflect our new segment reporting) is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data,” which are in Part II, Items 7 and 8, respectively, of this Form 10-K. See Note 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for a further breakdown of our net revenues.

2.	Includes the following expenses that have not been allocated to our segments: (i) charitable contributions of $345 million and $810 million for the years ended December 2010 and December 2009, respectively; (ii) net provisions for a number of litigation and regulatory proceedings of $682 million, $104 million and $(4) million for the years ended December 2010, December 2009 and November 2008, respectively; and (iii) real estate-related exit costs of $28 million, $61 million and $80 million for the years ended December 2010, December 2009 and November 2008, respectively.

Investment Banking

Investment Banking serves corporate and government clients around the world. We provide financial advisory services and help companies raise capital to strengthen and grow their businesses. We seek to develop and maintain long-term relationships with a diverse global group of institutional clients, including governments, states and municipalities. Our goal is to deliver to our clients the entire resources of the firm in a seamless fashion, with investment banking serving as the main initial point of contact with Goldman Sachs.

Financial Advisory.  Financial Advisory includes strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, risk management, restructurings and spin-offs. In particular, we help clients execute large, complex transactions for which we provide multiple services, including “one-stop” acquisition financing and cross-border structuring expertise.

We also assist our clients in managing their asset and liability exposures and their capital. In addition, we may provide lending commitments and bank loan and bridge loan facilities in connection with our advisory assignments.

Underwriting.  The other core activity of Investment Banking is helping companies raise capital to fund their businesses. As a financial intermediary, our job is to match the capital of our investing clients — who aim to grow the savings of millions of people — with the needs of our corporate and government clients — who need financing to generate growth, create jobs and deliver products and services. Our underwriting activities include public offerings and private placements, including domestic and cross-border transactions, of a wide range of securities and other financial instruments. Underwriting also includes revenues from derivative transactions entered into with institutional clients in connection with our underwriting activities.

Equity Underwriting.  We underwrite common and preferred stock and convertible and exchangeable securities. We regularly receive mandates for large, complex transactions and have held a leading position in worldwide public common stock offerings and worldwide initial public offerings for many years.

Debt Underwriting.  We underwrite and originate various types of debt instruments, including investment-grade and high-yield debt, bank loans and bridge loans, and emerging and growth market debt, which may be issued by, among others, corporate, sovereign, municipal and agency issuers. In addition, we underwrite and originate structured securities, which include mortgage-related securities and other asset-backed securities.

Institutional Client Services
Institutional Client Services serves our clients who come to the firm to buy and sell financial products, raise funding and manage risk. We do this by acting as a market maker and offering market expertise on a global basis. Institutional Client Services makes markets and facilitates client transactions in fixed income, equity, currency and commodity products. In addition, we make markets in and clear client transactions on major stock, options and futures exchanges worldwide. Market makers provide liquidity and play a critical role in price discovery, which contributes to the overall efficiency of the capital markets. Our willingness to make markets, commit capital and take risk in a broad range of products is crucial to our client relationships.

Our clients are primarily institutions that are professional market participants, including investment entities whose ultimate customers include individual investors investing for their retirement, buying insurance or putting aside surplus cash in a deposit account.

Through our global sales force, we maintain relationships with our clients, receiving orders and distributing investment research, trading ideas, market information and analysis. As a market maker, we provide prices to clients globally across thousands of products in all major asset classes and markets. At times we take the other side of transactions ourselves if a buyer or seller is not readily available and at other times we connect our clients to other parties who want to transact. Much of this connectivity between the firm and its clients is maintained on technology platforms and operates globally wherever and whenever markets are open for trading.

Institutional Client Services and our other businesses are supported by our Global Investment Research division, which, as of December 2010, provided fundamental research on more than 3,300 companies worldwide and over 45 national economies, as well as on industries, currencies and commodities.

Institutional Client Services generates revenues in three ways:

•	In large, highly liquid markets (such as markets for U.S. Treasury bills or large capitalization S&P 500 stocks), we execute a high volume of transactions for our clients for modest spreads and fees.

•	In less liquid markets (such as mid-cap corporate bonds and growth market currencies), we execute transactions for our clients for spreads and fees that are generally somewhat larger.

•	We also structure and execute transactions involving customized or tailor-made products that address our clients’ risk exposures, investment objectives or other complex needs (such as a jet fuel hedge for an airline).

Institutional Client Services activities are organized by asset class and include both “cash” and “derivative” instruments. “Cash” refers to trading the underlying instrument (such as a stock, bond or barrel of oil). “Derivative” refers to instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors (such as an option, which is the right or obligation to buy or sell a certain bond or stock index on a specified date in the future at a certain price, or an interest rate swap, which is the right to convert a fixed rate of interest into a floating rate or vice versa).

Fixed Income, Currency and Commodities Client Execution.  Includes interest rate products, credit products, mortgages, currencies and commodities.

•	Interest Rate Products. Government bonds, money market instruments such as commercial paper, treasury bills, repurchase agreements and other highly liquid securities and instruments, as well as interest rate swaps, options and other derivatives.

•	Credit Products. Investment-grade corporate securities, high-yield securities, bank and secured loans, municipal securities, emerging market and distressed debt, and credit derivatives.

•	Mortgages. Commercial and residential mortgage-related securities and loan products, and other asset-backed and derivative instruments.

•	Currencies. Most currencies, including growth market currencies.

•	Commodities. Oil and natural gas, base, precious and other metals, electricity, coal, agricultural and other commodity products.

Equities.  Includes equity client execution, commissions and fees, and securities services.

Equities Client Execution.  We make markets in equity securities and equity-related products, including convertible securities, options, futures and over-the-counter (OTC) derivative instruments, on a global basis. As a principal, we facilitate client transactions by providing liquidity to our clients with large blocks of stocks or options, requiring the commitment of our capital. In addition, we engage in insurance activities where we reinsure and purchase portfolios of insurance risk and acquire pension liabilities.

We also structure and execute derivatives on indices, industry groups, financial measures and individual company stocks. We develop strategies and provide information about portfolio hedging and restructuring and asset allocation transactions for our clients. We also work with our clients to create specially tailored instruments to enable sophisticated investors to establish or liquidate investment positions or undertake hedging strategies. We are one of the leading participants in the trading and development of equity derivative instruments.

Our exchange-based market-making activities include making markets in stocks and exchange-traded funds. In the United States, we are one of the leading Designated Market Makers (DMMs) for stocks traded on the NYSE. For ETFs, we are registered market makers on NYSE Arca. In listed options, we are registered as a primary or lead market maker or otherwise make markets on the International Securities Exchange, the Chicago Board Options Exchange, NYSE Arca, the Boston Options Exchange, the Philadelphia Stock Exchange and NYSE Amex. In futures and options on futures, we are market makers on the Chicago Mercantile Exchange and the Chicago Board of Trade.

Commissions and Fees.  We generate commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide. We increasingly provide our clients with access to electronic “low-touch” equity trading platforms, and electronic trades account for the majority of our equity trading activity. However, a majority of our net revenues in these activities continue to be derived from our traditional “high-touch” handling of more complex trades. We expect both types of activity to remain important.

Securities Services.  Includes financing, securities lending and other prime brokerage services.

•	Financing Services. We provide financing to our clients for their securities trading activities through margin loans that are collateralized by securities, cash or other acceptable collateral. We earn a spread equal to the difference between the amount we pay for funds and the amount we receive from our client.

•	Securities Lending Services. We provide services that principally involve borrowing and lending securities to cover institutional clients’ short sales and borrowing securities to cover our short sales and otherwise to make deliveries into the market. In addition, we are an active participant in broker-to-broker securities lending and third-party agency lending activities.

•	Other Prime Brokerage Services. We earn fees by providing clearing, custody and settlement services globally. In addition, we help our hedge fund and other clients maintain the infrastructure that supports their investing activity by providing a suite of services from the moment a client begins the process of establishing a new investing business. We provide a technology platform and reporting which enables clients to monitor their security portfolios, and manage risk exposures.

Investing & Lending
Our investing and lending activities, which are typically longer-term, include the firm’s investing and relationship lending activities across various asset classes, primarily including debt securities and loans, public and private equity securities, and real estate. These activities include investing directly in publicly and privately traded securities and also through certain investment funds that we manage. We also provide financing to our clients. We manage a diversified global portfolio of investments in equity and debt securities and other investments in privately negotiated transactions, leveraged buyouts, acquisitions and investments in funds managed by external parties.

ICBC.  We have an investment in the ordinary shares of ICBC, the largest bank in China.

Equity Securities (excluding ICBC).  We make corporate, real estate and infrastructure equity-related investments.

Debt Securities and Loans.  We make corporate, real estate and infrastructure debt security-related investments. In addition, we provide credit to corporate clients through loan facilities and to high-net-worth individuals through secured loans.

Other.  Our other investments primarily include our consolidated investment entities, which are entities we hold for investment purposes strictly for capital appreciation. These entities have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. We also invest directly in distressed assets, currencies, commodities and other assets, including power generation facilities.

Investment Management
Investment Management provides investment and wealth advisory services to help clients preserve and grow their financial assets. Our clients include institutions and high-net-worth individuals as well as retail investors, who access our products through a network of third-party distributors around the world.

We manage client assets across a broad range of asset classes and investment strategies, including equity, fixed income and alternative investments. Alternative investments primarily include hedge funds, private equity, real estate, currencies, commodities, and asset allocation strategies. Our investment offerings include those managed on a fiduciary basis by our portfolio managers as well as strategies managed by third-party managers. We offer our investments in a variety of structures, including separately managed accounts, mutual funds, private partnerships and other commingled vehicles.

We also provide customized investment advisory solutions designed to address our clients’ investment needs. These solutions begin with identifying clients’ objectives and continue through portfolio construction, ongoing asset allocation and risk management and investment realization. We draw from a variety of third-party managers as well as our proprietary offerings to implement solutions for clients.

We supplement our investment advisory solutions for high-net-worth clients with wealth advisory services that include income and liability management, trust and estate planning, philanthropic giving and tax planning. We also use the firm’s global securities and derivatives market-making capabilities to address clients’ specific investment needs.

Management and Other Fees.  The majority of revenues in management and other fees is comprised of asset-based management fees on client assets. The fees that we charge vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Other fees we receive include financial counseling fees generated through our wealth advisory services and fees related to the administration of real estate assets.

Assets under management include only those client assets where we earn a fee for managing assets on a discretionary basis. This includes assets in our mutual funds, hedge funds, private equity funds and separately managed accounts for institutional and individual investors. Assets under management do not include the self-directed assets of our clients, including brokerage accounts, or interest-bearing deposits held through our bank depository institution subsidiaries.

Incentive Fees.  In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Such fees include overrides, which consist of the increased share of the income and gains derived primarily from our private equity and real estate funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns. Incentive fees are recognized only when all material contingencies are resolved.

Transaction Revenues.  We receive commissions and net spreads for facilitating transactional activity in high-net-worth client accounts. In addition, we earn net interest income primarily associated with client deposits and margin lending activity undertaken by such clients.

The tables below present assets under management by asset class and by distribution channel and client category.

	As of
	December 31,	December 31,	November 30,
in billions	2010	2009	2008

Alternative investments	$148	$146	$146
Equity	144	146	112
Fixed income	340	315	248

Total non-money market assets	632	607	506
Money markets	208	264	273

Total assets under management	$840	$871	$779

	As of
	December 31,	December 31,	November 30,
in billions	2010	2009	2008

Directly Distributed:
Institutional	$286	$297	$273
High-net-worth individuals	229	231	215
Third-Party Distributed:
Institutional, high-net-worth individuals and retail	325	343	291

Total	$840	$871	$779

Business Continuity and Information Security

Business continuity and information security are high priorities for Goldman Sachs. Our Business Continuity Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at the firm’s critical facilities and to comply with regulatory requirements, including those of FINRA. Because we are a bank holding company, our Business Continuity Program is also subject to review by the Federal Reserve Board. The key elements of the program are crisis management, people recovery facilities, business recovery, systems and data recovery, and process improvement. In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect the information assets of the firm and our clients. Safeguards are applied to maintain the confidentiality, integrity and availability of information resources.

Employees

Management believes that a major strength and principal reason for the success of Goldman Sachs is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity, cooperation among our employees worldwide and high standards of business ethics.

Instilling the Goldman Sachs culture in all employees is a continuous process, in which training plays an important part. All employees are offered the opportunity to participate in education and periodic seminars that we sponsor at various locations throughout the world. Another important part of instilling the Goldman Sachs culture is our employee review process. Employees are reviewed by supervisors, co-workers and employees they supervise in a 360-degree review process that is integral to our team approach, and includes an evaluation of an employee’s performance with respect to risk management, compliance and diversity.

As of December 2010, we had 35,700 total staff, excluding staff at consolidated entities held for investment purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Operating Expenses” in Part II, Item 7 of this Form 10-K for additional information on our consolidated entities held for investment purposes.

Competition

The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. Our competitors are other entities that provide investment banking, securities and investment management services, as well as those entities that make investments in securities, commodities, derivatives, real estate, loans and other financial assets. These entities include brokers and dealers, investment banking firms, commercial banks, insurance companies, investment advisers, mutual funds, hedge funds, private equity funds and merchant banks. We compete with some entities globally and with others on a regional, product or niche basis. Our competition is based on a number of factors, including transaction execution, our products and services, innovation, reputation and price.

We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions. Our pay practices and those of our principal competitors are subject to review by, and the standards of, the Federal Reserve Board and regulators outside the United States, including the Financial Services Authority (FSA) in the United Kingdom. See “Regulation — Banking Regulation” and “Regulation — Compensation Practices” below and “Risk Factors — Our businesses may be adversely affected if we are unable to hire and retain qualified employees” in Part I, Item 1A of this Form 10-K for more information on the regulation of our compensation practices.

Over time, there has been substantial consolidation and convergence among companies in the financial services industry. This trend accelerated in recent years as the credit crisis caused numerous mergers and asset acquisitions among industry participants. Many commercial banks and other broad-based financial services firms have had the ability for some time to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have had the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which has resulted in pricing pressure in our investment banking and client execution businesses and could result in pricing pressure in other of our businesses.

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

Consolidation and convergence have significantly increased the capital base and geographic reach of some of our competitors, and have also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. To take advantage of some of our most significant challenges and opportunities, we will have to compete successfully with financial institutions that are larger and have more capital and that may have a stronger local presence and longer operating history outside the United States.

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

The provisions of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and other financial regulation could affect our competitive position to the extent that limitations on activities, increased fees and compliance costs or other regulatory requirements do not apply, or do not apply equally, to all of our competitors. The impact of the Dodd-Frank Act on our competitive position will depend to a large extent on the details of the required rulemaking, as discussed further under “Regulation” below.

Regulation

As a participant in the banking, securities, futures and options and insurance industries, we are subject to extensive regulation worldwide. Regulatory bodies around the world are generally charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of the customers of market participants, including depositors in banking entities and the customers of broker-dealers. They are not, however, generally charged with protecting the interests of security holders.

The financial services industry has been the subject of intense regulatory scrutiny in recent years. Our businesses have been subject to increasing regulation in the United States and other countries, and we expect this trend to continue in the future. The Dodd-Frank Act, which was enacted in July 2010, significantly alters the framework within which we operate, including through the creation of a new systemic risk oversight body, the Financial Stability Oversight Council (FSOC). The FSOC will oversee and coordinate the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve Board, the SEC, the CFTC and the FDIC) in establishing regulations to address financial stability concerns. The Dodd-Frank Act directs the FSOC to make recommendations to the Federal Reserve Board as to supervisory requirements and prudential standards applicable to systemically important financial institutions, including risk-based capital, leverage, liquidity and risk-management requirements. The Dodd-Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies. Although the criteria for treatment as a systemically important financial institution have not yet been determined, it is probable that they will apply to our firm.

The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the provisions of required future rulemaking by the Federal Reserve, the FDIC, the SEC, the CFTC and other agencies, as well as the development of market practices and structures under the regime established by the legislation and the rules adopted pursuant to it, as discussed further throughout this section.

Banking Regulation
In September 2008, Group Inc. became a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and the Federal Reserve Board became the primary regulator of Group Inc., as a consolidated entity. In August 2009, Group Inc. became a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act).

Supervision and Regulation
As a bank holding company and a financial holding company under the BHC Act, Group Inc. is subject to supervision and examination by the Federal Reserve Board. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve Board serves as the primary regulator of our consolidated organization, but generally defers to the primary regulators of our U.S. non-bank subsidiaries with respect to the activities of those subsidiaries. Such “functionally regulated” non-bank subsidiaries include broker-dealers registered with the SEC, such as our principal U.S. broker-dealer, Goldman, Sachs & Co. (GS&Co.), insurance companies regulated by state insurance authorities, investment advisers registered with the SEC with respect to their investment advisory activities and entities regulated by the CFTC with respect to certain futures-related activities.

Activities
The BHC Act generally restricts bank holding companies from engaging in business activities other than the business of banking and certain closely related activities. As a financial holding company, we may engage in a broader range of financial and related activities than are permissible for bank holding companies as long as we continue to meet the eligibility requirements for financial holding companies, including our U.S. depository institution subsidiaries (consisting of GS Bank USA and our national bank trust company subsidiary) maintaining their status as “well-capitalized” and “well-managed” as described under “— Prompt Corrective Action” below. These activities include underwriting, dealing and making markets in securities, insurance underwriting and making investments in nonfinancial companies. In addition, we are permitted under the GLB Act to continue to engage in certain commodities activities in the United States that would otherwise be impermissible for bank holding companies, so long as the assets held pursuant to these activities do not equal 5% or more of our consolidated assets.

Beginning in July 2011, our financial holding company status will also depend on Group Inc.’s maintaining its status as “well-capitalized” and “well-managed.”

As a bank holding company, we are required to obtain prior Federal Reserve Board approval before directly or indirectly acquiring more than 5% of any class of voting shares of any unaffiliated depository institution. In addition, as a bank holding company, we may generally engage in banking and other financial activities abroad, including investing in and owning non-U.S. banks, if those activities and investments do not exceed certain limits and, in some cases, if we have obtained the prior approval of the Federal Reserve Board.

We expect to face additional limitations on our activities upon implementation of those provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” which will prohibit “proprietary trading” (other than for certain risk-mitigation activities) and limit the sponsorship of, and investment in, hedge funds and private equity funds by banking entities, including bank holding companies such as us. The extent of the additional limitations will depend on the details of agency rulemaking. The Volcker Rule provisions will take effect no later than July 2012, and companies will be required to come into compliance within two years after the effective date (subject to possible extensions).

Capital and Liquidity Requirements
As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. GS Bank USA is subject to broadly similar capital requirements, as discussed below. Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action that is applicable to GS Bank USA, Group Inc. and GS Bank USA must meet specific regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items. The calculation of our capital levels and those of GS Bank USA, as well as GS Bank USA’s prompt corrective action classification, are also subject to qualitative judgments by regulators.

Tier 1 Leverage and Basel I Capital Ratios.  See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information on our Tier 1 capital ratio, Tier 1 capital, total capital, risk-weighted assets and Tier 1 leverage ratio, and for a discussion of minimum required ratios.

Pending Changes in Capital Requirements.  We are currently working to implement the requirements set out in the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies: Internal Ratings-Based and Advanced Measurement Approaches, which are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel Committee) as such requirements apply to us as a bank holding company (Basel 2). U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as us, transition to Basel 2 following the successful completion of a parallel run.

In addition, the Basel Committee has undertaken a program of substantial revisions to its capital guidelines. In particular, the changes in the “Basel 2.5” guidelines will result in increased capital requirements for market risk. Additionally, the Basel 3 guidelines issued by the Basel Committee in December 2010 revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, set new minimum capital ratios (including a new “capital conservation buffer,” which must be composed exclusively of Tier 1 common equity and will be in addition to the other capital ratios), introduce a Tier 1 leverage ratio within international guidelines for the first time, and make substantial revisions to the computation of risk-weighted assets for credit exposures. Implementation of the new requirements is expected to take place over an extended transition period, starting at the end of 2011 (for Basel 2.5) and end of 2012 (for Basel 3). Although the U.S. federal banking agencies have now issued proposed rules that are intended to implement certain aspects of the Basel 2.5 guidelines, they have not yet addressed all aspects of those guidelines or the Basel 3 changes. In addition, both the Basel Committee and U.S. banking regulators implementing the Dodd-Frank Act have indicated that they will impose more stringent capital standards on systemically important financial institutions. Therefore, the regulations ultimately applicable to us may be substantially different from those that have been published to date.

The Dodd-Frank Act will subject Goldman Sachs at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions, and directs banking regulators to impose additional capital requirements, as discussed above. The Federal Reserve Board will be required to begin implementing the new leverage and risk-based capital regulation by January 2012. As a consequence of these changes, Tier 1 capital treatment for our junior subordinated debt issued to trusts and our cumulative preferred stock will be phased out over a three-year period beginning on January 1, 2013. The interaction between the Dodd-Frank Act and the Basel Committee’s proposed changes adds further uncertainty to our future capital requirements. For example, regulations implementing provisions of the Dodd-Frank Act are expected to subject us to a continuing “floor” of the Federal Reserve Board’s regulatory requirements currently applicable to bank holding companies (Basel 1), which are based on the Capital Accord of the Basel Committee, in cases where Basel 2 or Basel 3 would otherwise permit lower capital requirements.

Liquidity Ratios under Basel 3.  Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. Basel 3 will require banks and bank holding companies to measure their liquidity against two specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements may incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The liquidity coverage ratio would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the net stable funding ratio would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may change before implementation.

Payment of Dividends
Dividend payments by Group Inc. to its shareholders are subject to the oversight of the Federal Reserve Board. Under temporary guidance issued by the Federal Reserve Board in November 2010, the dividend policy of large bank holding companies, such as Goldman Sachs, is reviewed by the Federal Reserve Board based on capital plans and stress tests submitted by the bank holding company, and will be assessed against, among other things, the ability to achieve the Basel 3 capital ratio requirements referred to above as they are phased in by U.S. regulators and any potential impact of the Dodd-Frank Act on the company’s risk profile, business strategy, corporate structure or capital adequacy. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Federal and state law imposes limitations on the payment of dividends by our depository institution subsidiaries to Group Inc. In general, the amount of dividends that may be paid by GS Bank USA or our national bank trust company subsidiary is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by the entity in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the entity obtains prior regulatory approval. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus). While GS Bank USA could have declared dividends of $4.63 billion to Group Inc. as of December 2010 in accordance with these limitations, the banking regulators have overriding authority to prohibit the payment of any dividends by GS Bank USA. In addition to the dividend restrictions described above, the banking regulators have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

In addition, certain of Group Inc.’s non-bank subsidiaries are subject to separate regulatory limitations on dividends and distributions, including our broker-dealer and our insurance subsidiaries as described below.

Source of Strength
Federal Reserve Board policy historically has required bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. The Dodd-Frank Act codifies this policy as a statutory requirement. This support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it. Capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulator to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority payment.

However, because the BHC Act provides for functional regulation of bank holding company activities by various regulators, the BHC Act prohibits the Federal Reserve Board from requiring payment by a holding company or subsidiary to a depository institution if the functional regulator of the payor entity objects to such payment. In such a case, the Federal Reserve Board could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.

Cross-guarantee Provisions
Each insured depository institution “controlled” (as defined in the BHC Act) by the same bank holding company can be held liable to the FDIC for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other insured depository institution controlled by that holding company and for any assistance provided by the FDIC to any of those depository institutions that is in danger of default. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, we control only one insured depository institution for this purpose, namely GS Bank USA. However, if, in the future, we were to control other insured depository institutions, the cross-guarantee would apply to all such insured depository institutions.

Compensation Practices
Our compensation practices are subject to oversight by the Federal Reserve Board and, with respect to some of our subsidiaries and employees, by other financial regulatory bodies worldwide. The scope and content of compensation regulation in the financial industry are continuing to develop, and we expect that these policies will evolve over a number of years.

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include Group Inc. and some of its depositary institution, broker-dealer and investment advisor subsidiaries) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The initial version of these regulations was proposed by the FDIC in February 2011 and the regulations may become effective before the end of 2011. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

In June 2010, the Federal Reserve Board and other financial regulators jointly issued guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: the arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; the arrangements should be compatible with effective controls and risk management; and the arrangements should be supported by strong corporate governance. These three principles are incorporated into the proposed joint compensation regulations under Dodd-Frank, discussed above. In addition, the Federal Reserve Board has conducted a review of the incentive compensation policies and practices of a number of large, complex banking organizations, including us. The June 2010 guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and soundness.

The Financial Stability Board, established at the direction of the leaders of the Group of 20, has released standards for implementing certain compensation principles for banks and other financial companies designed to encourage sound compensation practices. These standards are to be implemented by local regulators. In July 2010, the European Parliament adopted amendments to the Capital Requirements Directive designed to implement the Financial Stability Board’s compensation standards within the EU. Regulators in a number of countries, including the United Kingdom, France and Germany, have proposed or adopted compensation policies or regulations applicable to financial institutions pursuant to the Capital Requirements Directive. These are in addition to the proposals and guidance issued by U.S. financial regulators discussed above.

GS Bank USA
Our subsidiary, GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System and the FDIC, is regulated by the Federal Reserve Board and the New York State Banking Department and is subject to minimum capital requirements (described further below) that are calculated in a manner similar to those applicable to bank holding companies. A number of our activities are conducted partially or entirely through GS Bank USA and its subsidiaries, including: origination of and market making in bank loans; interest rate, credit, currency and other derivatives; leveraged finance; commercial and residential mortgage origination, trading and servicing; structured finance; and agency lending, custody and hedge fund administration services. These activities are subject to regulation by the Federal Reserve Board, the New York State Banking Department and the FDIC.

The Dodd-Frank Act contains “derivative push-out” provisions that, beginning in July 2012, will essentially prevent us from conducting certain swaps-related activities through GS Bank USA or another insured depository institution subsidiary, subject to exceptions for certain interest rate and currency swaps and for hedging or risk mitigation activities directly related to the bank’s business. These precluded activities may be conducted elsewhere within the firm, subject to certain requirements.

Transactions with Affiliates
Transactions between GS Bank USA and Group Inc. and its subsidiaries and affiliates are regulated by the Federal Reserve Board. These regulations limit the types and amounts of transactions (including loans to and credit extensions from GS Bank USA) that may take place and generally require those transactions to be on an arm’s-length basis. These regulations generally do not apply to transactions between GS Bank USA and its subsidiaries. The Dodd-Frank Act significantly expands the coverage and scope of the regulations that limit affiliate transactions within a banking organization, including coverage of the credit exposure on derivative transactions, repurchase and reverse repurchase agreements, securities borrowing and lending transactions, and transactions with sponsored hedge funds and private equity funds.

In November 2008, Group Inc. transferred assets and operations to GS Bank USA. In connection with this transfer, Group Inc. entered into a guarantee agreement with GS Bank USA whereby Group Inc. agreed to (i) purchase from GS Bank USA certain transferred assets (other than derivatives and mortgage servicing rights) or reimburse GS Bank USA for certain losses relating to those assets; (ii) reimburse GS Bank USA for credit-related losses from assets transferred to GS Bank USA; (iii) protect GS Bank USA or reimburse it for certain losses arising from derivatives and mortgage servicing rights transferred to GS Bank USA; and (iv) pledge collateral to GS Bank USA.

The Dodd-Frank Act will require us to prepare and provide to regulators a resolution plan (a so-called “living will”) that must, among other things, ensure that our depository institution subsidiaries are adequately protected from risks arising from our other subsidiaries. The establishment and maintenance of this resolution plan may, as a practical matter, present additional constraints on our entity structure and transactions among our subsidiaries.

Deposit Insurance
GS Bank USA accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, such as GS Bank USA, and these assessments are currently based on the risk category of an institution and the amount of insured deposits that it holds. The FDIC required all insured depository institutions to prepay estimated assessments for all of 2010, 2011 and 2012 on December 30, 2009. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In accordance with the Dodd-Frank Act, the FDIC amended its regulations, effective April 1, 2011, to base insurance assessments on the average total consolidated assets less the average tangible equity of the insured depository institution during the assessment period.

Prompt Corrective Action
The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

A depository institution is generally deemed to be “well-capitalized,” the highest category, if it has a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. In connection with the November 2008 asset transfer described under “Transactions with Affiliates” below, GS Bank USA agreed with the Federal Reserve Board to maintain minimum capital ratios in excess of these “well-capitalized” levels.

See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information on the calculation of GS Bank USA’s capital ratios under Basel 1 and for a discussion of minimum required ratios.

GS Bank USA computes its capital ratios in accordance with the regulatory capital requirements currently applicable to state member banks, which are based on Basel 1 as implemented by the Federal Reserve Board. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet the capital requirements could also subject a depository institution to capital raising requirements. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The prompt corrective action regulations apply only to depository institutions and not to bank holding companies such as Group Inc. However, the Federal Reserve Board is authorized to take appropriate action at the holding company level, based upon the undercapitalized status of the holding company’s depository institution subsidiaries. In certain instances relating to an undercapitalized depository institution subsidiary, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the holding company, the guarantee would take priority over the holding company’s general unsecured creditors.

Insolvency of an Insured Depository Institution or a Bank Holding Company
If the FDIC is appointed the conservator or receiver of an insured depository institution such as GS Bank USA, upon its insolvency or in certain other events, the FDIC has the power:

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

The Dodd-Frank Act creates a resolution regime for systemically important non-bank financial companies, including bank holding companies and their affiliates, under which the FDIC may be appointed receiver to liquidate the entity. This resolution authority was based on the FDIC resolution model for depository institutions, with certain modifications to reflect differences between depository institutions and non-bank financial companies and to reduce disparities between the treatment of creditors’ claims under the U.S. Bankruptcy Code and in an orderly liquidation authority proceeding compared to those that would exist under the resolution model for depository institutions.

Trust Companies
Group Inc.’s two limited purpose trust company subsidiaries are not permitted to and do not accept deposits or make loans (other than as incidental to their trust activities) and, as a result, are not insured by the FDIC. The Goldman Sachs Trust Company, N.A., a national banking association that is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency and is a member bank of the Federal Reserve System. The Goldman Sachs Trust Company of Delaware, a Delaware limited purpose trust company, is regulated by the Office of the Delaware State Bank Commissioner.

U.S. Securities and Commodities Regulation
Goldman Sachs’ broker-dealer subsidiaries are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping, the financing of clients’ purchases, and the conduct of directors, officers and employees. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. GS&Co. is registered as a broker-dealer, a municipal advisor and an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. Self-regulatory organizations, such as FINRA and the NYSE, adopt rules that apply to, and examine, broker-dealers such as GS&Co.

In addition, state securities and other regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices. Goldman Sachs Execution & Clearing, L.P. (GSEC) and one of its subsidiaries are registered U.S. broker-dealers and are regulated by the SEC, the NYSE and FINRA. Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer and conducts certain OTC derivatives activities.

The commodity futures and commodity options industry in the United States is subject to regulation under the U.S. Commodity Exchange Act (CEA). The CFTC is the federal agency charged with the administration of the CEA. Several of Goldman Sachs’ subsidiaries, including GS&Co. and GSEC, are registered with the CFTC and act as futures commission merchants, commodity pool operators or commodity trading advisors and are subject to CEA regulations. The rules and regulations of various self-regulatory organizations, such as the Chicago Board of Trade and the Chicago Mercantile Exchange, other futures exchanges and the National Futures Association, also govern the commodity futures and commodity options activities of these entities.

For a discussion of net capital requirements applicable to GS&Co. and GSEC, see Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Our exchange-based market-making activities are subject to extensive regulation by a number of securities exchanges. As a DMM on the NYSE and as a market maker on other exchanges, we are required to maintain orderly markets in the securities to which we are assigned. Under the NYSE’s DMM rules, this may require us to supply liquidity to these markets in certain circumstances.

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

In addition, as a result of our power-related and commodities activities, we are subject to extensive and evolving energy, environmental and other governmental laws and regulations, as discussed under “Risk Factors — Our commodities activities, particularly our power generation interests and our physical commodities activities, subject us to extensive regulation, potential catastrophic events and environmental, reputational and other risks that may expose us to significant liabilities and costs” in Part I, Item 1A of this Form 10-K.

The Dodd-Frank Act will result in additional regulation of our broker-dealer and regulated subsidiaries in a number of respects. The legislation calls for the imposition of expanded standards of care by market participants in dealing with clients and customers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers. The Dodd-Frank Act also contains provisions designed to increase transparency in over-the-counter derivatives markets by requiring the registration of all swap dealers and security-based swap dealers, and the clearing and execution of “swaps” through regulated facilities (subject to limited exceptions, including swaps with non-financial end users and swaps that are not cleared by a clearing agency). Furthermore, federal banking agencies are required under the Dodd-Frank Act to develop rules whereby anyone who organizes or initiates an asset-backed security transaction must retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party.

Other Regulation in the United States
Our U.S. insurance subsidiaries are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed, and Group Inc. is subject to oversight as an insurance holding company in states where our insurance subsidiaries are domiciled. State insurance regulations limit the ability of our insurance subsidiaries to pay dividends to Group Inc. in certain circumstances, and could require regulatory approval for any change in “control” of Group Inc., which may include control of 10% or more of our voting stock. In addition, a number of our other activities, including our lending and mortgage activities, require us to obtain licenses, adhere to applicable regulations and be subject to the oversight of various regulators in the states in which we conduct these activities.

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

Regulation Outside the United States
Goldman Sachs provides investment services in and from the United Kingdom under the regulation of the FSA. Goldman Sachs International (GSI), our regulated U.K. broker-dealer, is subject to the capital requirements imposed by the FSA. Other subsidiaries, including Goldman Sachs International Bank (GSIB), our regulated U.K. bank, are also regulated by the FSA. As of December 2010, GSI and GSIB were in compliance with the FSA capital requirements.

Goldman Sachs Bank (Europe) PLC (GS Bank Europe), our regulated Irish bank, is subject to minimum capital requirements imposed by the Central Bank of Ireland. As of December 2010, this bank was in compliance with all regulatory capital requirements. Group Inc. has issued a general guarantee of the obligations of this bank.

Various other Goldman Sachs entities are regulated by the banking, insurance and securities regulatory authorities of the European countries in which they operate, including, among others, the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, the Autorité de Contrôle Prudentiel and the Autorité des Marchés Financiers in France, Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Federal Financial Markets Service and the Central Bank of the Russian Federation in Russia and the Swiss Financial Market Supervisory Authority. Certain Goldman Sachs entities are also regulated by the European securities, derivatives and commodities exchanges of which they are members.

The investment services that are subject to oversight by the FSA and other regulators within the European Union (EU) are regulated in accordance with national laws, many of which implement EU directives requiring, among other things, compliance with certain capital adequacy standards, customer protection requirements and market conduct and trade reporting rules. These standards, requirements and rules are generally implemented in a similar manner, under the same directives, throughout the EU.

The EU has adopted risk retention requirements applicable to asset-backed security offerings similar to those required under the Dodd-Frank Act, as well as enhanced disclosure requirements applicable to such offerings.

Goldman Sachs Japan Co., Ltd. (GSJCL), our regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of December 2010, GSJCL was in compliance with its capital adequacy requirements. GSJCL is also regulated by the Tokyo Stock Exchange, the Osaka Securities Exchange, the Tokyo Financial Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange and the Ministry of Economy, Trade and Industry in Japan.

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

Various Goldman Sachs entities are regulated by the banking and regulatory authorities in countries in which Goldman Sachs operates, including, among others, Brazil and Dubai. In addition, certain of our insurance subsidiaries are regulated by the FSA and certain are regulated by the Bermuda Monetary Authority.

Regulations Applicable in and Outside the United States
The U.S. and non-U.S. government agencies, regulatory bodies and self-regulatory organizations, as well as state securities commissions and other state regulators in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders, or the suspension or expulsion of a broker-dealer or its directors, officers or employees. From time to time, our subsidiaries have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities.

The SEC and FINRA have rules governing research analysts, including rules imposing restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. Various non-U.S. jurisdictions have imposed both substantive and disclosure-based requirements with respect to research and may impose additional regulations.

Our investment management business is subject to significant regulation in numerous jurisdictions around the world relating to, among other things, the safeguarding of client assets and our management of client funds.

As discussed above, many of our subsidiaries are subject to regulatory capital requirements in jurisdictions throughout the world. Subsidiaries not subject to separate regulation may hold capital to satisfy local tax guidelines, rating agency requirements or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based upon its underlying risk.

Certain of our businesses are subject to compliance with regulations enacted by U.S. federal and state governments, the EU or other jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

Available Information

Our internet address is www.gs.com and the investor relations section of our web site is located at www.gs.com/shareholders. We make available free of charge through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (Exchange Act), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, charters for our Audit Committee, Risk Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer (as defined in the Code).

In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Our Investor Relations Department can be contacted at The Goldman Sachs Group, Inc., 200 West Street, 29th Floor, New York, New York 10282, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investor-relations@gs.com.

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of changes to the capital and leverage rules applicable to bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings as set forth under “Legal Proceedings” in Note 30 to the consolidated financial statements in Part II, Item 8 of this Form 10-K, as well as statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, and statements about our investment banking transaction backlog.

By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Form 10-K.

In the case of statements about our investment banking transaction backlog, such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or continued weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

Since 2008, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor and public confidence. In addition, there are numerous legislative and regulatory actions that have been taken to deal with what regulators, politicians and others believe to be the root causes of the financial crisis, including laws and regulations relating to financial institution capital requirements and compensation practices, restrictions on the type of activities in which financial institutions are permitted to engage, and generally increased regulatory scrutiny. In some cases, additional taxes have been (or have been proposed to be) imposed on certain financial institutions. Many of the regulations that are required to implement recently adopted legislation (including the Dodd-Frank Act) are still being drafted or are not yet in effect; therefore, the exact impact that these regulations will have on our businesses, results of operations and cash flows is presently unclear.

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

Declines in asset values, the lack of liquidity, reduced volatility, general uncertainty about economic and market activities and a lack of consumer, investor and CEO confidence have negatively impacted many of our businesses.

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

The business environment continued to improve during 2010, although there were several periods of market disruption, but there can be no assurance that these conditions will continue in the near or long term. If they do not, our results of operations may be adversely affected.

Our businesses have been and may be adversely affected by declining asset values. This is particularly true for those businesses in which we have net “long” positions, receive fees based on the value of assets managed, or receive or post collateral.

Many of our businesses have net “long” positions in debt securities, loans, derivatives, mortgages, equities (including private equity and real estate) and most other asset classes. These include positions we take when we act as a principal to facilitate our clients’ activities, including our exchange-based market-making activities, or commit large amounts of capital to maintain positions in interest rate and credit products, as well as through our currencies, commodities and equities activities. Because nearly all of these investing, lending and market-making positions are marked-to-market on a daily basis, declines in asset values directly and immediately impact our earnings, unless we have effectively “hedged” our exposures to such declines. In certain circumstances (particularly in the case of leveraged loans and private equities or other securities that are not freely tradable or lack established and liquid trading markets), it may not be possible or economic to hedge such exposures and to the extent that we do so the hedge may be ineffective or may greatly reduce our ability to profit from increases in the values of the assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading markets for certain assets, which may make it very difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may require us to maintain additional capital and increase our funding costs.

In our exchange-based market-making activities, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. In markets where asset values are declining and in volatile markets, this results in losses and an increased need for liquidity.

We receive asset-based management fees based on the value of our clients’ portfolios or investment in funds managed by us and, in some cases, we also receive incentive fees based on increases in the value of such investments. Declines in asset values reduce the value of our clients’ portfolios or fund assets, which in turn reduce the fees we earn for managing such assets.

We post collateral to support our obligations and receive collateral to support the obligations of our clients and counterparties in connection with our client execution businesses. When the value of the assets posted as collateral declines, the party posting the collateral may need to provide additional collateral or, if possible, reduce its trading position. A classic example of such a situation is a “margin call” in connection with a brokerage account. Therefore, declines in the value of asset classes used as collateral mean that either the cost of funding positions is increased or the size of positions is decreased. If we are the party providing collateral, this can increase our costs and reduce our profitability and if we are the party receiving collateral, this can also reduce our profitability by reducing the level of business done with our clients and counterparties. In addition, volatile or less liquid markets increase the difficulty of valuing assets which can lead to costly and time-consuming disputes over asset values and the level of required collateral, as well as increased credit risk to the recipient of the collateral due to delays in receiving adequate collateral.

Our businesses have been and may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by issuing long-term debt, promissory notes and commercial paper, by accepting deposits at our bank subsidiaries or by obtaining bank loans or lines of credit. We seek to finance many of our assets on a secured basis, including by entering into repurchase agreements. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.

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

Our market-making activities have been and may be affected by changes in the levels of market volatility.

Certain of our market-making activities depend on market volatility to provide trading and arbitrage opportunities to our clients, and decreases in volatility may reduce these opportunities and adversely affect the results of these activities. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by Value-at-Risk (VaR) and may expose us to increased risks in connection with our market-making activities or cause us to reduce our market-making positions in order to avoid increasing our VaR. Limiting the size of our market-making positions can adversely affect our profitability, even though spreads are widening and we may earn more on each trade. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances we may be forced to either take on additional risk or to incur losses in order to decrease our VaR. In addition, increases in volatility increase the level of our risk weighted assets and increase our capital requirements, both of which in turn increase our funding costs.

Our investment banking, client execution and investment management businesses have been adversely affected and may continue to be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to general declines in economic activity and other unfavorable economic, geopolitical or market conditions.

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

In certain circumstances, market uncertainty or general declines in market or economic activity may affect our client execution businesses by decreasing levels of overall activity or by decreasing volatility, but at other times market uncertainty and even declining economic activity may result in higher trading volumes or higher spreads or both.

Market uncertainty, volatility and adverse economic conditions, as well as declines in asset values, may cause our clients to transfer their assets out of our funds or other products or their brokerage accounts and result in reduced net revenues, principally in our investment management business. To the extent that clients do not withdraw their funds, they may invest them in products that generate less fee income.

Our investment management business may be affected by the poor investment performance of our investment products.

Poor investment returns in our investment management business, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by funds or accounts that we manage or investment products that we design or sell, affects our ability to retain existing assets and to attract new clients or additional assets from existing clients. This could affect the management and incentive fees that we earn on assets under management or the commissions that we earn for selling other investment products, such as structured notes or derivatives.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. Our risk management process seeks to balance our ability to profit from market-making, investing or lending positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses. Market conditions in recent years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.

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

To the extent that we have positions through our market-making or origination activities or we make investments directly through our investing activities in securities, including private equity, that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. In addition, we invest our own capital in private equity, debt, real estate and hedge funds that we manage and limitations on our ability to withdraw some or all of our investments in these funds, whether for legal, reputational or other reasons, may make it more difficult for us to control the risk exposures relating to these investments.

For a further discussion of our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of this Form 10-K.

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

The financial instruments that we hold and the contracts to which we are a party are complex, as we employ structured products to benefit our clients and ourselves, and these complex structured products often do not have readily available markets to access in times of liquidity stress. Our investing and lending activities may lead to situations where the holdings from these activities represent a significant portion of specific markets, which could restrict liquidity for our positions.

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

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under certain provisions in some of our trading and collateralized financing contracts. Under these provisions, counterparties could be permitted to terminate contracts with Goldman Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. Certain rating agencies have indicated that the Dodd-Frank Act could result in the rating agencies reducing their assumed level of government support and therefore result in ratings downgrades for certain large financial institutions, including Goldman Sachs.

Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of U.S. Treasury securities (or other benchmark securities) of the same maturity that we need to pay to our debt investors). Increases in our credit spreads can significantly increase our cost of this funding. Changes in credit spreads are continuous, market-driven, and subject at times to unpredictable and highly volatile movements. Credit spreads are influenced by market perceptions of our creditworthiness. In addition, our credit spreads may be influenced by movements in the costs to purchasers of credit default swaps referenced to our long-term debt. The market for credit default swaps, although very large, has proven to be extremely volatile and currently lacks a high degree of structure or transparency.

Conflicts of interest are increasing and a failure to appropriately identify and address conflicts of interest could adversely affect our businesses.

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

In addition, our status as a bank holding company subjects us to heightened regulation and increased regulatory scrutiny by the Federal Reserve Board with respect to transactions between GS Bank USA and entities that are or could be viewed as affiliates of ours.

We have extensive procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation, which is one of our most important assets, could be damaged and the willingness of clients to enter into transactions with us may be affected if we fail, or appear to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.

Group Inc. is a holding company and is dependent for liquidity on payments from its subsidiaries, many of which are subject to restrictions.

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

Furthermore, Group Inc. has guaranteed the payment obligations of certain of its subsidiaries, including GS&Co., GS Bank USA, GS Bank Europe and Goldman Sachs Execution & Clearing, L.P. subject to certain exceptions, and has pledged significant assets to GS Bank USA to support obligations to GS Bank USA. In addition, Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. These guarantees may require Group Inc. to provide substantial funds or assets to its subsidiaries or their creditors or counterparties at a time when Group Inc. is in need of liquidity to fund its own obligations. See “Business — Regulation” in Part I, Item 1 of this Form 10-K for a further discussion of regulatory restrictions.

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

As part of our clearing and prime brokerage activities, we finance our clients’ positions, and we could be held responsible for the defaults or misconduct of our clients. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee.

Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and lending activities.

Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and lending activities. The number and size of such transactions may affect our results of operations in a given period. Moreover, because of concentration of risk, we may suffer losses even when economic and market conditions are generally favorable for our competitors. Disruptions in the credit markets can make it difficult to hedge these credit exposures effectively or economically. In addition, we extend large commitments as part of our credit origination activities. The Dodd-Frank Act will require issuers of asset-backed securities and any person who organizes and initiates an asset-backed securities transaction to retain economic exposure to the asset, which could significantly increase the cost to us of engaging in securitization activities. Our inability to reduce our credit risk by selling, syndicating or securitizing these positions, including during periods of market stress, could negatively affect our results of operations due to a decrease in the fair value of the positions, including due to the insolvency or bankruptcy of the borrower, as well as the loss of revenues associated with selling such securities or loans.

In the ordinary course of business, we may be subject to a concentration of credit risk to a particular counterparty, borrower or issuer, including sovereign issuers, and a failure or downgrade of, or default by, such entity could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties engaged in financial services activities, including brokers and dealers, commercial banks, clearing houses, exchanges and investment funds. This has resulted in significant credit concentration with respect to these counterparties. Provisions of the Dodd-Frank Act are expected to lead to increased centralization of trading activity through particular clearing houses, central agents or exchanges, which may increase our concentration of risk with respect to these entities.

The financial services industry is highly competitive.

The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation, creditworthiness and price. Over time, there has been substantial consolidation and convergence among companies in the financial services industry. This trend accelerated over recent years as a result of numerous mergers and asset acquisitions among industry participants. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. To the extent we expand into new business areas and new geographic regions, we will face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand. Governments and regulators have recently adopted regulations, imposed taxes or otherwise put forward various proposals that have or may impact our ability to conduct certain of our businesses in a cost-effective manner or at all in certain or all jurisdictions, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage. These or other similar proposals, which may not apply to all our U.S. or non-U.S. competitors, could impact our ability to compete effectively.

Pricing and other competitive pressures in our businesses have continued to increase, particularly in situations where some of our competitors may seek to increase market share by reducing prices. For example, in connection with investment banking and other assignments, we have experienced pressure to extend and price credit at levels that may not always fully compensate us for the risks we take.

We face enhanced risks as new business initiatives lead us to transact with a broader array of clients and counterparties and expose us to new asset classes and new markets.

A number of our recent and planned business initiatives and expansions of existing businesses may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and expose us to new asset classes and new markets. For example, we are increasingly transacting business and investing in new regions, including a wider range of emerging and growth markets. Furthermore, in a number of our businesses, including where we make markets, invest and lend, we directly or indirectly own interests in, or otherwise become affiliated with the ownership and operation of public services, such as airports, toll roads and shipping ports, as well as power generation facilities, physical commodities and other commodities infrastructure components, both within and outside the United States. Recent market conditions may lead to an increase in opportunities to acquire distressed assets and we may determine opportunistically to increase our exposure to these types of assets.

These activities expose us to new and enhanced risks, including risks associated with dealing with governmental entities, reputational concerns arising from dealing with less sophisticated counterparties and investors, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, risks arising from accidents or acts of terrorism, and reputational concerns with the manner in which these assets are being operated or held.

Derivative transactions and delayed settlements may expose us to unexpected risk and potential losses.

We are party to a large number of derivative transactions, including credit derivatives. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling positions difficult. Many credit derivatives require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may not be able to obtain the underlying security, loan or other obligation. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm. Derivative transactions may also involve the risk that they are not authorized or appropriate for a counterparty, that documentation has not been properly executed or that executed agreements may not be enforceable against the counterparty.

Derivative contracts and other transactions, including secondary bank loan purchases and sales, entered into with third parties are not always confirmed by the counterparties or settled on a timely basis. While the transaction remains unconfirmed or during any delay in settlement, we are subject to heightened credit and operational risk and in the event of a default may find it more difficult to enforce our rights. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. The provisions of the Dodd-Frank Act requiring central clearing of credit derivatives and other OTC derivatives, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and ourselves and adversely affect our profitability and increase our credit exposure to such platform.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees.

Our performance is largely dependent on the talents and efforts of highly skilled individuals; therefore, our continued ability to compete effectively in our businesses, to manage our businesses effectively and to expand into new businesses and geographic areas depends on our ability to attract new talented and diverse employees and to retain and motivate our existing employees. Factors that affect our ability to attract and retain such employees include our compensation and benefits, and our reputation as a successful business with a culture of fairly hiring, training and promoting qualified employees.

Competition from within the financial services industry and from businesses outside the financial services industry for qualified employees has often been intense. This is particularly the case in emerging and growth markets, where we are often competing for qualified employees with entities that have a significantly greater presence or more extensive experience in the region.

As described further in “Business — Regulation — Banking Regulation” and “Regulation — Compensation Practices” in Part I, Item 1 of this Form 10-K, our compensation practices are subject to review by, and the standards of, the Federal Reserve Board. As a large financial and banking institution, we may be subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve Board, the FSA, the FDIC or other regulators worldwide. These limitations, including any imposed by or as a result of future legislation or regulation, may require us to alter our compensation practices in ways that could adversely affect our ability to attract and retain talented employees. We may also be required to make additional disclosure with respect to the compensation of employees, including non-executive officers, in a manner that directly or indirectly results in the identity of such employees and their compensation being made public. Any such additional public disclosure of employee compensation may also make it difficult to attract and retain talented employees.

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

For a discussion of the extensive regulation to which our businesses are subject, see “Business — Regulation” in Part I, Item 1 of this Form 10-K.

We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to compensation, our business practices, our past actions and other matters has increased dramatically in the past several years. The financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or other government officials. Press coverage and other public statements that assert some form of wrongdoing often result in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.

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

As our client base and our geographical reach expands, developing and maintaining our operational systems and infrastructure becomes increasingly challenging. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, adversely affecting our ability to process these transactions or provide these services. We must continuously update these systems to support our operations and growth and to respond to changes in regulations and markets. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.

In addition, we also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions, and as our interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses and an increasing number of derivative transactions are now or in the near future will be cleared on exchanges, which has increased our exposure to operational failure, termination or capacity constraints of the particular financial intermediaries that we use and could affect our ability to find adequate and cost-effective alternatives in the event of any such failure, termination or constraint. Industry consolidation, whether among market participants or financial intermediaries, increases the risk of operational failure as disparate complex systems need to be integrated, often on an accelerated basis.

Furthermore, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased centrality of these entities, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact our ability to conduct business. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses or result in financial loss or liability to our clients, impairment of our liquidity, disruption of our businesses, regulatory intervention or reputational damage.

Despite the resiliency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, internet, transportation or other services used by us or third parties with which we conduct business. These disruptions may occur as a result of events that affect only our buildings or systems or those of such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings or systems are located.

Nearly all of our employees in our primary locations, including the New York metropolitan area, London, Bangalore, Hong Kong, Tokyo and Salt Lake City, work in close proximity to one another, in one or more buildings. Notwithstanding our efforts to maintain business continuity, given that our headquarters and the largest concentration of our employees are in the New York metropolitan area, depending on the intensity and longevity of the event, a catastrophic event impacting our New York metropolitan area offices could very negatively affect our business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

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

We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. See “Legal Proceedings” in Part I, Item 3 of this Form 10-K for a discussion of certain legal proceedings in which we are involved. Our experience has been that legal claims by customers and clients increase in a market downturn and that employment-related claims increase in periods when we have reduced the total number of employees.

There have been a number of highly publicized cases, involving actual or alleged fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. This misconduct has included and may include in the future the theft of proprietary software. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity have not been and may not be effective in all cases.

The growth of electronic trading and the introduction of new trading technology may adversely affect our business and may increase competition.

Technology is fundamental to our business and our industry. The growth of electronic trading and the introduction of new technologies is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. Some of these alternative trading systems compete with us, particularly our exchange-based market-making activities, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets could cause a reduction in commissions and spreads. As our clients increasingly use our systems to trade directly in the markets, we may incur liabilities as a result of their use of our order routing and execution infrastructure. We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return on our investment, particularly given the relatively lower commissions arising from electronic trades.

Our commodities activities, particularly our power generation interests and our physical commodities activities, subject us to extensive regulation, potential catastrophic events and environmental, reputational and other risks that may expose us to significant liabilities and costs.

We engage in, or invest in entities that engage in, the production, storage, transportation, marketing and trading of numerous commodities, including crude oil, oil products, natural gas, electric power, agricultural products, metals (base and precious), minerals (including uranium), emission credits, coal, freight, liquefied natural gas and related products and indices. These activities subject us to extensive and evolving federal, state and local energy, environmental and other governmental laws and regulations worldwide, including environmental laws and regulations relating to, among others, air quality, water quality, waste management, transportation of hazardous substances, natural resources, site remediation and health and safety. Additionally, rising climate change concerns may lead to additional regulation that could increase the operating costs and profitability of our investments.

We may incur substantial costs in complying with current or future laws and regulations relating to our commodities-related activities and investments, particularly electric power generation, transportation and storage of physical commodities and wholesale sales and trading of electricity and natural gas. Compliance with these laws and regulations could require us to commit significant capital toward environmental monitoring, installation of pollution control equipment, renovation of storage facilities or transport vessels, payment of emission fees and carbon or other taxes, and application for, and holding of, permits and licenses.

Our commodities-related activities are also subject to the risk of unforeseen or catastrophic events, many of which are outside of our control, including breakdown or failure of power generation equipment, transmission lines, transport vessels, storage facilities or other equipment or processes or other mechanical malfunctions, fires, leaks, spills or release of hazardous substances, performance below expected levels of output or efficiency, terrorist attacks, natural disasters or other hostile or catastrophic events. In addition, we rely on third-party suppliers or service providers to perform their contractual obligations and any failure on their part, including the failure to obtain raw materials at reasonable prices or to safely transport or store commodities, could adversely affect our activities. In addition, we may not be able to obtain insurance to cover some of these risks and the insurance that we have may be inadequate to cover our losses.

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

Our businesses and operations are increasingly expanding into new regions throughout the world, including emerging and growth markets, and we expect this trend to continue. Various emerging and growth market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies, as well as military activity or acts of terrorism. The possible effects of any of these conditions include an adverse impact on our businesses and increased volatility in financial markets generally.

While business and other practices throughout the world differ, our principal legal entities are subject in their operations worldwide to rules and regulations relating to corrupt and illegal payments and money laundering, as well as laws relating to doing business with certain individuals, groups and countries, such as the U.S. Foreign Corrupt Practices Act, the USA PATRIOT Act and U.K. Bribery Act. While we have invested and continue to invest significant resources in training and in compliance monitoring, the geographical diversity of our operations, employees, clients and customers, as well as the vendors and other third parties that we deal with, greatly increases the risk that we may be found in violation of such rules or regulations and any such violation could subject us to significant penalties or adversely affect our reputation.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks or natural disasters, could create economic and financial disruptions, could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses, and could expose our insurance activities to significant losses.

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

We have offices at 30 Hudson Street in Jersey City, New Jersey, which we own and which include approximately 1.6 million gross square feet of office space, and we own over 700,000 square feet of additional commercial space spread among four locations in New York and New Jersey. We lease approximately 2.1 million rentable square feet in the New York Metropolitan Area.

We have additional offices in the U.S. and elsewhere in the Americas, which together comprise approximately 3.0 million rentable square feet of leased space.

In Europe, the Middle East and Africa, we have offices that total approximately 2.1 million rentable square feet. Our European headquarters is located in London at Peterborough Court, pursuant to a lease expiring in 2026. In total, we lease approximately 1.6 million rentable square feet in London through various leases, relating to various properties.

In Asia (including India), we have offices that total approximately 1.7 million rentable square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Tokyo, we currently lease approximately 388,000 rentable square feet, the majority of which will expire in 2018. In Hong Kong, we currently lease approximately 320,000 rentable square feet under lease agreements, the majority of which will expire in 2017.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance-Sheet Arrangements and Contractual Obligations — Contractual Obligations” in Part II, Item 7 of this Form 10-K for a discussion of exit costs we may incur.

Item 3.	Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part II, Item 7 of this Form 10-K. See Note 30 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information on certain judicial, regulatory and legal proceedings.

Executive Officers of The Goldman Sachs Group, Inc.

Set forth below are the name, age, present title, principal occupation and certain biographical information as of February 1, 2011 for our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Lloyd C. Blankfein, 56
Mr. Blankfein has been our Chairman and Chief Executive Officer since June 2006, and a director since April 2003. Previously, he had been our President and Chief Operating Officer since January 2004. Prior to that, from April 2002 until January 2004, he was a Vice Chairman of Goldman Sachs, with management responsibility for Goldman Sachs’ Fixed Income, Currency and Commodities Division (FICC) and Equities Division (Equities). Prior to becoming a Vice Chairman, he had served as co-head of FICC since its formation in 1997. From 1994 to 1997, he headed or co-headed the Currency and Commodities Division. Mr. Blankfein is not currently on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as a member of the Dean’s Advisory Board at Harvard Law School, the Dean’s Council at Harvard University and the Advisory Board of the Tsinghua University School of Economics and Management, an overseer of the Weill Medical College of Cornell University, and a member of the Board of Directors of the Partnership for New York City.

Alan M. Cohen, 60
Mr. Cohen has been an Executive Vice President of Goldman Sachs and our Global Head of Compliance since February 2004. From 1991 until January 2004, he was a partner in the law firm of O’Melveny & Myers LLP. He is affiliated with certain non-profit organizations, including as a board member of the New York Stem Cell Foundation.

Gary D. Cohn, 50
Mr. Cohn has been our President and Chief Operating Officer (or Co-Chief Operating Officer) and a director since June 2006. From December 2003 to June 2006, he was the co-head of our global Securities businesses, having been the co-head of FICC since September 2002. Prior to that, Mr. Cohn served as co-chief operating officer of FICC after having been responsible for Commodities and a number of other FICC businesses from 1999 to 2002. He was the head of Commodities from 1996 to 1999. Mr. Cohn is not currently on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including NYU Hospital, NYU Medical School, the Harlem Children’s Zone and American University.

J. Michael Evans, 53
Mr. Evans has been the global head of Growth Markets since January 2011, a Vice Chairman of Goldman Sachs since February 2008 and chairman of Goldman Sachs Asia since 2004. Prior to becoming a Vice Chairman, he had served as global co-head of Goldman Sachs’ securities business since 2003. Previously, he had been co-head of the Equities Division since 2001. Mr. Evans is a board member of CASPER (Center for Advancement of Standards-based Physical Education Reform). He also serves as a trustee of the Bendheim Center for Finance at Princeton University.

Gregory K. Palm, 62
Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and our General Counsel and head or co-head of the Legal Department since May 1992.

Michael S. Sherwood, 45
Mr. Sherwood has been a Vice Chairman of Goldman Sachs since February 2008 and co-chief executive officer of Goldman Sachs International since 2005. Prior to becoming a Vice Chairman, he had served as global co-head of Goldman Sachs’ securities business since 2003. Prior to that, he had been head of FICC Europe since 2001.

Esta E. Stecher, 53
Ms. Stecher has been an Executive Vice President of Goldman Sachs and our General Counsel and co-head of the Legal Department since December 2000. From 1994 to 2000, she was head of the firm’s Tax Department, over which she continues to have senior oversight responsibility. She is also a trustee of Columbia University.

David A. Viniar, 55
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

John S. Weinberg, 53
Mr. Weinberg has been a Vice Chairman of Goldman Sachs since June 2006. He has been co-head of Goldman Sachs’ Investment Banking Division since December 2002. From January 2002 to December 2002, he was co-head of the Investment Banking Division in the Americas. Prior to that, he served as co-head of the Investment Banking Services Department since 1997. He is affiliated with certain non-profit organizations, including as a trustee of New York-Presbyterian Hospital and the Brunswick School, and as a member of the Board of Directors of The Steppingstone Foundation. Mr. Weinberg also serves on the Visiting Committee for Harvard Business School.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during fiscal 2009 and 2010 is set forth under the heading “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of this Form 10-K. As of February 11, 2011, there were 12,165 holders of record of our common stock.

During fiscal 2009 and fiscal 2010, dividends of $0.35 per common share were declared on April 13, 2009, July 13, 2009, October 14, 2009, January 19, 2010, April 19, 2010, July 19, 2010 and October 18, 2010. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by the Board of Directors of Group Inc (Board).

The declaration of dividends by Goldman Sachs is subject to the discretion of our Board. Our Board will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to us, the effect on our debt ratings and such other factors as our Board may deem relevant. See “Business — Regulation” in Part I, Item 1 of this Form 10-K for a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to shareholders of Group Inc.

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of our fiscal year ended December 2010.

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares That May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs [1]	Plans or Programs [1]

Month #1 (October 1, 2010 to October 31, 2010)	1,200,000	$159.53	1,200,000	41,056,476
Month #2 (November 1, 2010 to November 30, 2010)	3,225,100	$164.06	3,225,100	37,831,376
Month #3 (December 1, 2010 to December 31, 2010)	2,275,000	$164.54	2,275,000	35,556,376

Total	6,700,100		6,700,100

1.	On March 21, 2000, we announced that our Board had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our Board adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We use our share repurchase program to substantially offset increases in share count over time resulting from employee share-based compensation and to help maintain the appropriate level of common equity.

The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s issuance of shares resulting from employee share-based compensation as well as its current and projected capital position (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions, the prevailing price and trading volumes of our common stock. The total remaining authorization under the repurchase program was 32,156,376 shares as of February 11, 2011; the repurchase program has no set expiration or termination date.

Any repurchase of our common stock requires approval by the Federal Reserve Board.

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this Form 10-K.

Item 6.	Selected Financial Data
The Selected Financial Data table is set forth under Part II, Item 8 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Goldman Sachs Group, Inc. (Group Inc.) is a leading global investment banking, securities and investment management firm that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world.

Over the past year, our Business Standards Committee performed an extensive review of our business and delivered recommendations designed to ensure that our business standards and practices are of the highest quality, that they meet or exceed the expectations of our clients, regulators and other stakeholders, and that they contribute to overall financial stability and economic opportunity. These recommendations have been approved by our senior management and the Board of Directors of Group Inc. (Board) and implementation has already begun. In the fourth quarter of 2010, consistent with management’s view of the firm’s activities and the recommendations of our Business Standards Committee, we reorganized our three previous business segments into four new business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. Prior periods are presented on a comparable basis. See “Results of Operations” below for further information about our business segments.

When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean Group Inc., a Delaware corporation, and its consolidated subsidiaries. References to “this Form 10-K” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

All references to 2010, 2009 and 2008, unless specifically stated otherwise, refer to our fiscal years ended, or the dates, as the context requires, December 31, 2010, December 31, 2009 and November 28, 2008, respectively. Any reference to a future year refers to a fiscal year ending on

December 31 of that year. All references to December 2008, unless specifically stated otherwise, refer to our fiscal one month ended, or the date, as the context requires, December 26, 2008. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

In this discussion and analysis of our financial condition and results of operations, we have included information that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. This information includes statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, and statements about our investment banking transaction backlog. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in these forward-looking statements include, among others, those discussed below under “Certain Risk Factors That May Affect Our Businesses” as well as “Risk Factors” in Part I, Item 1A of this Form 10-K and “Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995” in Part I, Item 1 of this Form 10-K.

Executive Overview

Our diluted earnings per common share were $13.18 for the year ended December 2010, compared with $22.13 for the year ended December 2009. Return on average common shareholders’ equity (ROE) 1 was 11.5% for 2010, compared with 22.5% for 2009. Excluding the impact of the $465 million U.K. bank payroll tax, the $550 million SEC settlement and the $305 million impairment of our New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights, diluted earnings per common share were $15.22 2 and ROE was 13.1% 2 for 2010.

Book value per common share increased by approximately 10% to $128.72 and tangible book value per common share 3 increased by approximately 9% to $118.63 compared with the end of 2009. Under Basel 1, our Tier 1 capital ratio 4 was 16.0% and our Tier 1 common ratio 4 was 13.3% as of December 2010. Our total assets were $911 billion as of December 2010, 7% higher compared with the end of 2009.

The firm generated net revenues of $39.16 billion and net earnings of $8.35 billion for 2010, despite a challenging operating environment. These results reflected significantly lower net revenues in Institutional Client Services and slightly lower net revenues in Investment Banking compared with 2009. These decreases were partially offset by significantly higher net revenues in Investing & Lending and higher net revenues in Investment Management. The results of each of our business segments are discussed below.

Institutional Client Services
The decrease in Institutional Client Services reflected significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution and, to a lesser extent, Equities. During 2010, Fixed Income, Currency and Commodities Client Execution operated in a challenging environment characterized by lower client activity levels, which reflected broad market concerns including European sovereign debt risk and uncertainty over regulatory reform, as well as tighter bid/offer spreads. The decrease in net revenues compared with a particularly strong 2009 primarily reflected significantly lower results in interest rate products, credit products, commodities and, to a lesser extent, currencies. These decreases were partially offset by higher net revenues in mortgages.

The decline in Equities compared with 2009 primarily reflected significantly lower net revenues in equities client execution, principally due to significantly lower results in derivatives and shares. Commissions and fees were also lower than 2009, primarily reflecting lower client activity levels. In addition, securities services net revenues were significantly lower compared with 2009, primarily reflecting tighter securities lending spreads, principally due to the impact of changes in the composition of customer balances, partially offset by the impact of higher average customer balances. During 2010, although equity markets were volatile during the first half of the year, equity prices generally improved and volatility levels declined in the second half of the year.

1. See “Results of Operations — Financial Overview” below for further information about our calculation of ROE.
2. We believe that presenting our results excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment is meaningful, as excluding these items increases the comparability of period-to-period results. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share and ROE excluding the impact of these items.
3. We believe that tangible book value per common share is meaningful because it is one of the measures that we and investors use to assess capital adequacy. See “Equity Capital — Other Capital Metrics” below for further information about our calculation of tangible book value per common share.
4. See “Equity Capital — Consolidated Regulatory Capital Ratios” below for further information about our Tier 1 capital ratio and Tier 1 common ratio.

Investment Banking
The decrease in Investment Banking reflected lower net revenues in our Underwriting business, partially offset by higher net revenues in Financial Advisory. The decline in Underwriting reflected lower net revenues in equity underwriting, principally due to a decline in client activity in comparison to 2009, which included significant capital-raising activity by financial institution clients. Net revenues in debt underwriting were essentially unchanged compared with 2009. The increase in Financial Advisory primarily reflected an increase in client activity.

Investing & Lending
During 2010, an increase in global equity markets and tighter credit spreads provided a favorable backdrop for our Investing & Lending business. Results in Investing & Lending for 2010 primarily reflected a gain of $747 million from our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), a net gain of $2.69 billion from other equity securities and a net gain of $2.60 billion from debt securities and loans.

Investment Management
The increase in Investment Management primarily reflected higher incentive fees across our alternative investment products. Management and other fees also increased, reflecting favorable changes in the mix of assets under management, as well as the impact of appreciation in the value of client assets. During 2010, assets under management decreased 4% to $840 billion, primarily reflecting outflows in money market assets, consistent with industry trends.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and other factors. For a further discussion of the factors that may affect our future operating results, see “Certain Risk Factors That May Affect Our Businesses” below as well as “Risk Factors” in Part I, Item 1A of this Form 10-K.

Business Environment

Global economic conditions generally improved in 2010, as real gross domestic product (GDP) grew in most major economies following declines in 2009, and growth in emerging markets was strong. However, certain unfavorable conditions emerged during the second quarter of 2010 that made the environment more challenging for our businesses, including broad market concerns over European sovereign debt risk and uncertainty regarding financial regulatory reform, sharply higher equity volatility levels, lower global equity prices and wider corporate credit spreads. During the second half of 2010, some of these conditions reversed, as equity volatility levels decreased, global equity prices generally recovered and corporate credit spreads narrowed. In addition, the U.S. Federal Reserve announced quantitative easing measures during the fourth quarter of 2010 in order to stimulate economic growth and protect against the risk of deflation. Industry-wide announced mergers and acquisitions volumes increased, while industry-wide debt offerings volumes decreased compared with 2009. A significant increase in initial public offerings volumes compared with 2009 offset declines in common stock follow-on offerings and convertible offerings volumes, as 2009 included significant capital-raising activity by financial institutions. For a further discussion of how market conditions affect our businesses, see “Certain Risk Factors That May Affect Our Businesses” below as well as “Risk Factors” in Part I, Item 1A of this Form 10-K.

Global
The global economy strengthened during 2010, as real GDP increased in most major economies and economic growth in emerging markets accelerated. The global recovery largely reflected an increase in business investment, following a significant decline in 2009. In addition, international trade grew strongly in 2010. Unemployment levels generally stabilized, although the rate of unemployment remained elevated in some economies. During 2010, the U.S. Federal Reserve, the European Central Bank and the Bank of England left interest rates unchanged, while the Bank of Japan reduced its target overnight call rate and the People’s Bank of China increased its one-year benchmark lending rate. The price of crude oil increased significantly during 2010. The U.S. dollar strengthened against the Euro and the British pound, but weakened against the Japanese yen.

United States
In the United States, real GDP increased by an estimated 2.8% in 2010, compared with a decline of 2.6% in 2009. Growth was primarily supported by improved business investment spending, as well as an increase in federal government spending. In addition, consumer spending and business and consumer confidence improved during the year. However, residential investment remained weak. Measures of core inflation decreased during the year, reflecting high levels of unemployment and significant excess production capacity, which caused downward pressure on wages and prices. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% during the year. In addition, the U.S. Federal Reserve announced quantitative easing measures during the fourth quarter of 2010, including its intention to purchase significant amounts of U.S. Treasury debt. The yield on the 10-year U.S. Treasury note fell by 55 basis points to 3.30% during 2010. The NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average ended the year higher by 17%, 13% and 11%, respectively.

Europe
Real GDP in the Eurozone economies increased by an estimated 1.7% in 2010, compared with a decline of 4.0% in 2009. Growth primarily reflected an increase in consumer and government expenditure, as well as the rebuilding of inventories. Exports and imports increased significantly, although the contribution from net trade was not significant. Business investment was weak for the year, but showed signs of recovery in the second half of the year, and surveys of business and consumer confidence improved. However, economic growth in certain Eurozone economies continued to be weighed down by fiscal challenges and banking sector concerns. In addition, concerns about sovereign debt risk in certain Eurozone economies intensified, contributing to higher volatility and funding pressures. The European Central Bank and certain governments in the Eurozone took a range of policy measures to address these issues. Measures of core inflation remained low and the European Central Bank maintained its main refinancing operations rate at 1.00% during the year. In the United Kingdom, real GDP increased by an estimated 1.3% for 2010, compared with a decrease of 4.9% in 2009. The Bank of England maintained its official bank rate at 0.50% during the year. Long-term government bond yields in both the Eurozone and the U.K. decreased during 2010. The Euro and British pound depreciated by 7% and 3%, respectively, against the U.S. dollar during 2010. The DAX

Index and the FTSE 100 Index increased by 16% and 9%, respectively, while the Euro Stoxx 50 Index and the CAC 40 Index declined by 6% and 3%, respectively, compared with the end of 2009.

Asia
In Japan, real GDP increased by an estimated 3.9% in 2010, compared with a decrease of 6.3% in 2009. Growth primarily reflected a significant increase in exports, as well as an increase in consumer spending. Measures of inflation remained negative during 2010. The Bank of Japan reduced its target overnight call rate from 0.10% to a range of zero to 0.10% and the yield on 10-year Japanese government bonds fell by 17 basis points to 1.13%. The Japanese yen appreciated by 13% against the U.S. dollar. The Nikkei 225 Index decreased 3% during the year. In China, real GDP growth was an estimated 10.3% in 2010, up from 9.2% in 2009. Economic growth was broad-based, with significant increases in exports, retail spending and business investment. Measures of inflation increased during 2010, reflecting continued growth in demand. The People’s Bank of China raised its one-year benchmark lending rate by 50 basis points during the year to 5.81% and the Chinese yuan appreciated by 3% against the U.S. dollar. The Shanghai Composite Index decreased by 14% during 2010, partially due to concerns over the effect of tighter policy on economic growth. In India, real GDP growth was an estimated 8.5% in 2010, up from 7.5% in 2009. Growth primarily reflected an increase in domestic demand, partially offset by the impact of lower net exports. The rate of wholesale inflation increased during the year. The Indian rupee appreciated by 3% against the U.S. dollar. Equity markets in Hong Kong ended the year higher and equity markets in India and South Korea increased significantly during 2010.

Other Markets
In Brazil, real GDP increased by an estimated 7.6% in 2010, compared with a decline of 0.6% in 2009. The increase in real GDP primarily reflected an increase in domestic demand. The Brazilian real strengthened against the U.S. dollar. Brazilian equity prices ended the year slightly higher compared with the end of 2009. In Russia, real GDP increased by an estimated 4.0% in 2010, compared with a decline of 7.9% in 2009. Rising oil prices led to a significant improvement in investment growth, following a decline in 2009. The Russian ruble was essentially unchanged against the U.S. dollar and Russian equity prices ended the year significantly higher compared with 2009.

Critical Accounting Policies

Fair Value

Fair Value Hierarchy.  Financial instruments owned, at fair value and Financial instruments sold, but not yet purchased, at fair value (i.e., inventory), as well as certain other financial assets and financial liabilities, are reflected in our consolidated statements of financial condition at fair value (i.e., marked-to-market), with related gains or losses generally recognized in our consolidated statements of earnings. The use of fair value to measure financial instruments is fundamental to our risk management practices and is our most critical accounting policy.

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the hierarchy under U.S. generally accepted accounting principles (U.S. GAAP) gives (i) the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 inputs), (ii) the next priority to inputs other than level 1 inputs that are observable either directly or indirectly (level 2 inputs), and (iii) the lowest priority to inputs that cannot be observed in market activity (level 3 inputs). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

The fair values for substantially all of our financial assets and financial liabilities, including derivatives, are based on observable prices and inputs and are classified in levels 1 and 2 of the hierarchy. Certain level 2 financial instruments may require appropriate discounts (i.e., valuation adjustments) for factors such as:

•	transfer restrictions;

•	the credit quality of a counterparty or the firm; and

•	other premiums and discounts that a market participant would require to arrive at fair value.

Valuation adjustments are generally based on market evidence.

Instruments categorized within level 3 of the fair value hierarchy, which represent approximately 5% of the firm’s total assets, require one or more significant inputs that are not observable. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments may require judgments to be made. These judgments include:

•	determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument;

•	determining model inputs based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations; and

•	determining appropriate valuation adjustments related to illiquidity or counterparty credit quality.

Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

Controls Over Valuation of Financial Instruments.  Our control infrastructure is independent of the revenue-producing units and is fundamental to ensuring that all of our financial instruments are appropriately valued at market-clearing levels. In particular, our independent price verification process is critical to ensuring that financial instruments are properly valued.

Price Verification.  The objective of price verification is to have an informed and independent opinion with regard to the valuation of financial instruments under review. Instruments that have one or more significant inputs which cannot be corroborated by external market data are classified within level 3 of the fair value hierarchy.

In situations where there is a question about a valuation, the ultimate valuation is determined by senior managers in control and support functions that are independent of the revenue-producing units (independent control and support functions). Price verification strategies utilized by our independent control and support functions include:

•	Trade Comparison. Analysis of trade data (both internal and external where available) is used to determine the most relevant pricing inputs and valuations.

•	External Price Comparison. Valuations and prices are compared to pricing data obtained from third parties (e.g., broker or dealers, MarkIt, Bloomberg, IDC, TRACE). Data obtained from various sources is compared to ensure consistency and validity. When broker or dealer quotations or third-party pricing vendors are used for valuation or price verification, greater priority is generally given to executable quotations.

•	Calibration to Market Comparables. Market-based transactions are used to corroborate the valuation of positions with similar characteristics, risks and components.

•	Relative Value Analyses. Market-based transactions are analyzed to determine the similarity, measured in terms of risk, liquidity and return, of one instrument relative to another, or for a given instrument, of one maturity relative to another.

•	Collateral Analyses. Margin disputes on derivatives are examined and investigated to determine the impact, if any, on our valuations.

•	Execution of trades. Where appropriate, trading desks are instructed to execute trades in order to provide evidence of market-clearing levels.

•	Backtesting. Valuations are corroborated by comparison to values realized upon sales.

See Notes 5 through 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about fair value measurements.

Review of Net Revenues.  Independent control and support functions ensure adherence to our pricing policy through a combination of daily procedures, one of which is the process of validating and understanding results by attributing and explaining net revenues by the underlying factors. Through this process we independently validate net revenues, identify and resolve potential fair value or trade booking issues on a timely basis and ensure that risks are being properly categorized and quantified.

Review of Valuation Models.  Quantitative professionals within our Market Risk Management department (Market Risk Management) perform an independent model approval process. This process incorporates a review of a diverse set of model and trade parameters across a broad range of values (including extreme and/or improbable conditions) in order to critically evaluate:

•	a model’s suitability for valuation and risk management of a particular instrument type;

•	the model’s accuracy in reflecting the characteristics of the related product and its significant risks;

•	the suitability and properties of the numerical algorithms incorporated in the model;

•	the model’s consistency with models for similar products; and

•	the model’s sensitivity to input parameters and assumptions.

New or changed models are reviewed and approved. Models are evaluated and re-approved annually to assess the impact of any changes in the product or market and any market developments in pricing theories.

See “Market Risk Management” and “Credit Risk Management” for a further discussion of how we manage the risks inherent in our businesses.

Level 3 Financial Assets at Fair Value.  The table below presents financial assets measured at fair value and the amount of such assets that are classified within level 3 of the fair value hierarchy.

Total level 3 assets were $45.38 billion and $46.48 billion as of December 2010 and December 2009, respectively. The decrease in level 3 assets during the year ended December 2010 primarily reflected (i) sales and transfers to level 2 of loans and securities backed by commercial real estate; and (ii) net reductions in level 3 financial instruments as a result of the consolidations of certain variable interest entities (VIEs). This decrease was partially offset by an increase in derivatives primarily due to unrealized gains on credit derivatives, principally resulting from changes in level 2 inputs.

See Notes 5 through 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about fair value measurements.

	As of December 2010			As of December 2009
	Total at	Level 3		Total at	Level 3
in millions	Fair Value	Total		Fair Value	Total

Commercial paper, certificates of deposit, time deposits and other money market instruments	$11,262	$—		$9,111	$—
U.S. government and federal agency obligations	84,928	—		78,336	—
Non-U.S. government obligations	40,675	—		38,858	—
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,200	2,819		6,203	4,620
Loans and securities backed by residential real estate	9,404	2,373		6,704	1,880
Loan portfolios [1]	1,438	1,285		1,370	1,364
Bank loans and bridge loans	18,039	9,905	[2]	19,345	9,560	[2]
Corporate debt securities	24,719	2,737		26,368	2,235
State and municipal obligations	2,792	754		2,759	1,114
Other debt obligations	3,232	1,274		2,914	2,235
Equities and convertible debentures	67,833	11,060		71,474	11,871
Commodities	13,138	—		3,707	—

Total cash instruments	283,660	32,207		267,149	34,879
Derivatives	73,293	12,772		75,253	11,596

Financial instruments owned, at fair value	356,953	44,979		342,402	46,475
Securities segregated for regulatory and other purposes	36,182	—		18,853	—
Securities purchased under agreements to resell	188,355	100		144,279	—
Securities borrowed	48,822	—		66,329	—
Receivables from customers and counterparties	7,202	298		1,925	—

Total	$637,514	$45,377		$573,788	$46,475

1.	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate.

2.	Includes certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

Goodwill and Identifiable Intangible Assets

Goodwill.  Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. The reorganization of the firm’s segments in 2010 resulted in the reallocation of assets, including goodwill, and liabilities across our reporting units. See Notes 13 and 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on segments.

We test the goodwill in each of our reporting units for impairment at least annually, by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value based on valuation techniques we believe market participants would use (i.e., observable price-to-earnings multiples and price-to-book multiples). We derive the net book value by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. Estimating the fair value of our reporting units requires management to make judgments. Critical inputs include (i) projected earnings, (ii) estimated long-term growth rates and (iii) cost of equity. Our last annual impairment test was performed during our 2010 fourth quarter and no impairment was identified. See Note 13 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for the carrying value of our goodwill by operating segment.

Identifiable Intangible Assets.  We amortize our identifiable intangible assets over their estimated lives or, in the case of insurance contracts, in proportion to estimated gross profits or premium revenues. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable.

An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. See Note 13 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for the carrying value and estimated remaining lives of our identifiable intangible assets by major asset class and the carrying value of our identifiable intangible assets by operating segment.

A prolonged period of market weakness could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including (i) changes in trading volumes or market structure that could adversely affect our NYSE DMM business (see discussion below), (ii) an adverse action or assessment by a regulator, (iii) adverse actual experience on the contracts in our variable annuity and life insurance business, (iv) decreases in cash receipts from television broadcast royalties or (v) decreases in revenues from commodity-related customer contracts and relationships. Management judgment is required to evaluate whether indications of potential impairment have occurred, and to test intangibles for impairment if required.

NYSE DMM Rights.  During the fourth quarter of 2010, as a result of continuing weak operating results in our NYSE DMM business, we tested our NYSE DMM rights for impairment in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 360. Because the carrying value of our NYSE DMM rights exceeded the projected undiscounted cash flows over the estimated remaining useful life of our NYSE DMM rights, we determined that the rights were impaired. We recorded an impairment loss of $305 million, which was included in our Institutional Client Services segment in the fourth quarter of 2010. This impairment loss represented the excess of the carrying value of our NYSE DMM rights over their estimated fair value. We estimated this fair value, which is a level 3 measurement, using a relative value analysis which incorporated a comparison to another DMM portfolio that was transacted between third parties. As of December 2010, the carrying value of our NYSE DMM rights was $76 million.

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

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. In accounting for income taxes, we estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under ASC 740. See Note 26 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about accounting for income taxes.

Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. See Note 30 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information on certain judicial, regulatory and legal proceedings.

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Certain Risk Factors That May Affect Our Businesses” below and “Risk Factors” in Part I, Item 1A of this Form 10-K for a further discussion of the impact of economic and market conditions on our results of operations.

Financial Overview
The table below presents an overview of our financial results.

	Year Ended			One Month Ended
	December	December	November	December
$ in millions, except per share amounts	2010	2009	2008	2008

Net revenues	$39,161	$45,173	$22,222	$183
Pre-tax earnings/(loss)	12,892	19,829	2,336	(1,258)
Net earnings/(loss)	8,354	13,385	2,322	(780)
Net earnings/(loss) applicable to common shareholders	7,713	12,192	2,041	(1,028)
Diluted earnings/(loss) per common share	13.18	22.13	4.47	(2.15)
Return on average common shareholders’ equity [1]	11.5%	22.5%	4.9%	N.M.
Diluted earnings per common share, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment [2]	$15.22	N/A	N/A	N/A
Return on average common shareholders’ equity, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment [2]	13.1%	N/A	N/A	N/A

1.	ROE is computed by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the
	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Total shareholders’ equity	$74,257	$65,527	$47,167	$63,712
Preferred stock	(6,957)	(11,363)	(5,157)	(16,477)

Common shareholders’ equity	$67,300	$54,164	$42,010	$47,235

2.	We believe that presenting our results excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment is meaningful, as excluding these items increases the comparability of period-to-period results. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of these amounts.

Year Ended
in millions, except per share amounts	December 2010

Net earnings applicable to common shareholders	$7,713
Impact of the U.K. bank payroll tax	465
Pre-tax impact of the SEC settlement	550
Tax impact of the SEC settlement	(6)
Pre-tax impact of the NYSE DMM rights impairment	305
Tax impact of the NYSE DMM rights impairment	(118)

Net earnings applicable to common shareholders, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment	$8,909
Divided by: average diluted common shares outstanding	585.3

Diluted earnings per common share, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment	$15.22

Average for the
Year Ended
in millions	December 2010

Total shareholders’ equity	$74,257
Preferred stock	(6,957)

Common shareholders’ equity	67,300
Impact of the U.K. bank payroll tax	359
Impact of the SEC settlement	293
Impact of the NYSE DMM rights impairment	14

Common shareholders’ equity, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment	$67,966

Net Revenues

2010 versus 2009.  Net revenues were $39.16 billion for 2010, 13% lower than 2009, reflecting significantly lower net revenues in Institutional Client Services and slightly lower net revenues in Investment Banking. These decreases were partially offset by significantly higher net revenues in Investing & Lending and higher net revenues in Investment Management.

•	Institutional Client Services. The decrease in Institutional Client Services reflected significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution and, to a lesser extent, Equities. During 2010, Fixed Income, Currency and Commodities Client Execution operated in a challenging environment characterized by lower client activity levels, which reflected broad market concerns including European sovereign debt risk and uncertainty over regulatory reform, as well as tighter bid/offer spreads. The decrease in net revenues compared with a particularly strong 2009 primarily reflected significantly lower results in interest rate products, credit products, commodities and, to a lesser extent, currencies. These decreases were partially offset by higher net revenues in mortgages, as 2009 included approximately $1 billion of losses on commercial mortgage-related products.

The decline in Equities compared with 2009 primarily reflected significantly lower net revenues in equities client execution, principally due to significantly lower results in derivatives and shares. Commissions and fees were also lower than 2009, primarily reflecting lower client activity levels. In addition, securities services net revenues were significantly lower compared with 2009, primarily reflecting tighter securities lending spreads, principally due to the impact of changes in the composition of customer balances, partially offset by the impact of higher average customer balances. During 2010, although equity markets were volatile during the first half of the year, equity prices generally improved and volatility levels declined in the second half of the year.

•	Investment Banking. The decrease in Investment Banking reflected lower net revenues in our Underwriting business, partially offset by higher net revenues in Financial Advisory. The decline in Underwriting reflected lower net revenues in equity underwriting, principally due to a decline in client activity in comparison to 2009, which included significant capital-raising activity by financial institution clients. Net revenues in debt underwriting were essentially unchanged compared with 2009. The increase in Financial Advisory primarily reflected an increase in client activity.

•	Investing & Lending. During 2010, an increase in global equity markets and tighter credit spreads provided a favorable backdrop for our Investing & Lending business. Results in Investing & Lending for 2010 primarily reflected a gain of $747 million from our investment in the ordinary shares of ICBC, a net gain of $2.69 billion from other equity securities and a net gain of $2.60 billion from debt securities and loans. In 2009, results in Investing & Lending primarily reflected a gain of $1.58 billion from our investment in the ordinary shares of ICBC, a net gain of $1.05 billion from debt securities and loans, and a net loss of $596 million from other equity securities.

•	Investment Management. The increase in Investment Management primarily reflected higher incentive fees across our alternative investment products. Management and other fees also increased, reflecting favorable changes in the mix of assets under management, as well as the impact of appreciation in the value of client assets. During 2010, assets under management decreased 4% to $840 billion, primarily reflecting outflows in money market assets, consistent with industry trends.

2009 versus 2008.  Net revenues were $45.17 billion in 2009, more than double the amount in 2008, reflecting significantly improved results in Investing & Lending, as well as significantly higher net revenues in Institutional Client Services. These increases were partially offset by lower net revenues in Investment Management and Investment Banking.

•	Investing & Lending. The increase in Investing & Lending primarily reflected net gains from debt securities and loans and from our investment in the ordinary shares of ICBC, compared with net losses in 2008, as well as lower net losses from other equity securities. In 2009, results in Investing & Lending primarily reflected a gain of $1.58 billion from our investment in the ordinary shares of ICBC, a net gain of $1.05 billion from debt securities and loans and a net loss of $596 million from other equity securities. During 2009, our Investing & Lending results reflected a recovery in global credit and equity markets following significant weakness during 2008. However, continued weakness in commercial real estate markets negatively impacted our results during 2009. In 2008, results in Investing & Lending primarily reflected a loss of $446 million from our investment in the ordinary shares of ICBC, a net loss of $6.33 billion from debt securities and loans and a net loss of $5.95 billion from other equity securities.

•	Institutional Client Services. The increase in Institutional Client Services reflected a very strong performance in Fixed Income, Currency and Commodities Client Execution. During 2009, Fixed Income, Currency and Commodities Client Execution operated in an environment characterized by strong client-driven activity, particularly in more liquid products. In addition, asset values generally improved and corporate credit spreads tightened significantly for most of the year. Net revenues in Fixed Income, Currency and Commodities Client Execution were significantly higher compared with 2008, reflecting particularly strong performances in credit products, mortgages and interest rate products, which were each significantly higher than 2008. Net revenues in commodities were also particularly strong and were higher than 2008, while net revenues in currencies were strong, but lower than a particularly strong 2008. During 2009, mortgages included approximately $1 billion of losses on commercial mortgage-related products. Fixed Income, Currency and Commodities Client Execution results in 2008 included a loss of approximately $3.1 billion (net of hedges) related to non-investment-grade credit origination activities. In addition, results in mortgages in 2008 included net losses of approximately

$900 million on residential mortgage-related products and approximately $600 million on commercial mortgage-related products.

Net revenues in Equities for 2009 were lower compared with a particularly strong 2008, reflecting significant decreases in securities services and commissions and fees. The decrease in securities services primarily reflected the impact of lower customer balances, reflecting lower hedge fund industry assets and reduced leverage. The decrease in commissions and fees primarily reflected lower average market levels in Europe and Asia, as well as lower transaction volumes compared with 2008. These decreases were partially offset by strong results in equities client execution, primarily reflecting higher net revenues in derivatives and shares. During 2009, Equities operated in an environment characterized by a significant increase in global equity prices and a significant decline in volatility levels.

•	Investment Management. The decrease in Investment Management primarily reflected the impact of changes in the composition of assets managed, principally due to equity market depreciation during the fourth quarter of 2008, as well as lower incentive fees. During 2009, assets under management increased $73 billion to $871 billion, due to $76 billion of market appreciation, primarily in fixed income and equity assets, partially offset by $3 billion of net outflows. Outflows in money market assets were offset by inflows in fixed income assets.

•	Investment Banking. The decrease in Investment Banking reflected significantly lower net revenues in Financial Advisory, partially offset by higher net revenues in our Underwriting business. The decrease in Financial Advisory reflected a decline in industry-wide completed mergers and acquisitions. The increase in Underwriting reflected higher net revenues in equity underwriting, primarily reflecting an increase in industry-wide equity and equity-related offerings, including significant capital-raising activity by financial institution clients during 2009. Net revenues in debt underwriting were lower than 2008, primarily reflecting significantly lower net revenues from leveraged finance activity, partially offset by significantly higher net revenues from investment-grade and municipal activity.

One Month Ended December 2008.  Net revenues were $183 million for the month of December 2008. These results reflected a continuation of the difficult operating environment experienced during our fiscal fourth quarter of 2008, particularly across global equity and credit markets.

•	Investing & Lending. Investing & Lending recorded negative net revenues of $1.63 billion for the month of December 2008. During the month of December, continued weakness in global equity and credit markets negatively impacted results in our Investing & Lending business. Results for December 2008 primarily reflected net losses of $1.08 billion from equity securities (excluding ICBC) and $856 million from debt securities and loans, partially offset by a gain of $228 million from our investment in the ordinary shares of ICBC.

•	Institutional Client Services. Net revenues in Institutional Client Services were $1.33 billion for the month of December 2008. During the month of December, market opportunities were favorable for certain of our Fixed Income, Currency and Commodities Client Execution product areas, as interest rate products, commodities and currencies each produced strong results. However, the environment for Fixed Income, Currency and Commodities Client Execution also reflected continued weakness in the broader credit markets, as results in credit products included a loss of approximately $1 billion (net of hedges) related to non-investment-grade credit origination activities, primarily reflecting a writedown of approximately $850 million related to the bridge and bank loan facilities held in LyondellBasell Finance Company. In addition, results in mortgages included a loss of approximately $400 million on commercial mortgage-related products.

Results in Equities reflected lower commission volumes, as well as lower client execution net revenues from derivatives compared with average monthly levels in 2008. Net revenues in securities services were also lower compared with average monthly levels in 2008, reflecting a decline in total average customer balances, partially offset by the impact of favorable changes in the composition of securities lending balances. During the month of December, Equities operated in an environment characterized by continued weakness in global equity markets and continued high levels of volatility.

•	Investment Banking. Net revenues in Investment Banking were $138 million for the month of December 2008 and reflected very low levels of activity in industry-wide completed mergers and acquisitions, as well as continued challenging market conditions across equity and leveraged finance markets, which adversely affected our Underwriting business.

•	Investment Management. Net revenues in Investment Management were $343 million for the month of December 2008. During the calendar month of December, assets under management increased $19 billion to $798 billion, due to $13 billion of market appreciation, primarily in fixed income and equity assets, and $6 billion of net inflows. Net inflows reflected inflows in money market assets, partially offset by outflows in fixed income, equity and alternative investment assets.

Net Interest Income
2010 versus 2009.  Net revenues for 2010 included net interest income of $5.50 billion, 26% lower than 2009. The decrease compared with 2009 was primarily due to lower average fixed income assets, most notably U.S. federal agency obligations, higher interest expense related to our long-term borrowings and tighter securities lending spreads.

2009 versus 2008.  Net revenues for 2009 included net interest income of $7.41 billion, 73% higher than 2008. The increase compared with 2008 was primarily due to lower interest expense on our long-term and short-term borrowings, partially offset by tighter spreads on collateralized financing activity, as well as lower average customer margin lending balances and financial instruments owned, at fair value.

One Month Ended December 2008.  Net revenues included net interest income of $685 million for the month of December 2008. The increase compared with average monthly net interest income in 2008 was primarily due to higher average fixed income assets, most notably U.S. federal agency obligations.

Operating Expenses
Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, discretionary compensation, amortization of equity awards and other items such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment.

The table below presents our operating expenses and total staff.

	Year Ended			One Month Ended
	December	December	November	December
$ in millions	2010	2009	2008	2008

Compensation and benefits	$15,376	$16,193	$10,934	$744
U.K. bank payroll tax	465	—	—	—
Brokerage, clearing, exchange and distribution fees	2,281	2,298	2,998	165
Market development	530	342	485	16
Communications and technology	758	709	759	62
Depreciation and amortization	1,889	1,734	1,262	111
Occupancy	1,086	950	960	82
Professional fees	927	678	779	58
Other expenses	2,957	2,440	1,709	203

Total non-compensation expenses	10,428	9,151	8,952	697

Total operating expenses	$26,269	$25,344	$19,886	$1,441

Total staff at period-end [1]	35,700	32,500	34,500	33,300
Total staff at period-end including consolidated entities held for investment purposes [2]	38,700	36,200	39,200	38,000

1.	Includes employees, consultants and temporary staff.

2.	Compensation and benefits and non-compensation expenses related to consolidated entities held for investment purposes are included in their respective line items in the consolidated statements of earnings. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

2010 versus 2009.  Operating expenses were $26.27 billion for 2010, 4% higher than 2009. Compensation and benefits expenses were $15.38 billion for 2010, a 5% decline compared with $16.19 billion for 2009, due to lower net revenues. The ratio of compensation and benefits to net revenues for 2010 was 39.3% 1 (which excludes the impact of the $465 million U.K. bank payroll tax), compared with 35.8% for 2009. Total staff increased 10% during 2010. Total staff including consolidated entities held for investment purposes increased 7% during 2010.

During 2010, the United Kingdom enacted legislation that imposed a non-deductible 50% tax on certain financial institutions in respect of discretionary bonuses in excess of £25,000 awarded under arrangements made between December 9, 2009 and April 5, 2010 to “relevant banking employees.” Our operating expenses for 2010 included $465 million related to this tax.

1.	We believe that presenting our ratio of compensation and benefits to net revenues excluding the impact of the U.K. bank payroll tax is meaningful, as excluding this item increases the comparability of period-to-period results.

Year Ended
$ in millions	December 2010

Compensation and benefits (which excludes the impact of the $465 million U.K. bank payroll tax)	$15,376
Ratio of compensation and benefits to net revenues	39.3%
Compensation and benefits, including the impact of the $465 million U.K. bank payroll tax	$15,841
Ratio of compensation and benefits to net revenues, including the impact of the $465 million U.K. bank payroll tax	40.5%

Non-compensation expenses were $10.43 billion for 2010, 14% higher than 2009. This increase was primarily attributable to the impact of net provisions for litigation and regulatory proceedings of $682 million, including $550 million related to the SEC settlement (see Note 30 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information), and an impairment of our NYSE DMM rights of $305 million, each during 2010. The remainder of the increase compared with 2009 generally reflected higher professional fees, market development expenses and occupancy expenses. These increases were partially offset by the impact of significantly higher real estate impairment charges during 2009 related to our consolidated entities held for investment purposes, as well as higher charitable contributions during 2009. The real estate impairment charges, which were measured based on discounted cash flow analyses, are included in our Investing & Lending segment and reflected weakness in the commercial real estate markets. Charitable contributions were approximately $420 million during 2010, primarily including $25 million to The Goldman Sachs Foundation and $320 million to Goldman Sachs Gives, our donor-advised fund. Compensation was reduced to fund the charitable contribution to Goldman Sachs Gives. The firm asks its participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

2009 versus 2008.  Operating expenses were $25.34 billion for 2009, 27% higher than 2008. Compensation and benefits expenses of $16.19 billion were higher compared with 2008, due to higher net revenues. Our ratio of compensation and benefits to net revenues for 2009 was 35.8%, down from 48.0% (excluding severance costs of approximately $275 million in the fourth quarter of 2008) for 2008. Total staff decreased 2% during 2009. Total staff including consolidated entities held for investment purposes decreased 5% during 2009.

Non-compensation expenses were $9.15 billion for 2009, 2% higher than 2008. The increase compared with 2008 reflected the impact of charitable contributions of approximately $850 million during 2009, primarily including $310 million to The Goldman Sachs Foundation and $500 million to Goldman Sachs Gives. Compensation was reduced to fund the charitable contribution to Goldman Sachs Gives. The firm asks its participating managing directors to make recommendations regarding potential charitable recipients for this contribution. Depreciation and amortization expenses also increased compared with 2008 and included real estate impairment charges of approximately $600 million related to consolidated entities held for investment purposes during 2009. The real estate impairment charges, which were measured based on discounted cash flow analyses, are included in our Investing & Lending segment and reflected weakness in the commercial real estate markets, particularly in Asia. These increases were partially offset by the impact of lower brokerage, clearing, exchange and distribution fees, principally reflecting lower transaction volumes in Equities, and the impact of reduced staff levels and expense reduction initiatives during 2009.

One Month Ended December 2008.  Operating expenses were $1.44 billion for the month of December 2008. Compensation and benefits expenses were $744 million. No discretionary compensation was accrued for the month of December. Total staff decreased 3% compared with the end of fiscal year 2008. Total staff including consolidated entities held for investment purposes decreased 3% compared with the end of fiscal year 2008.

Non-compensation expenses of $697 million for the month of December 2008 were generally lower than average monthly levels in 2008, primarily reflecting lower levels of business activity. Total non-compensation expenses included $68 million of net provisions for a number of litigation and regulatory proceedings.

Provision for Taxes

The effective income tax rate for 2010, excluding the impact of the $465 million U.K. bank payroll tax and the $550 million SEC settlement, substantially all of which is non-deductible, was 32.7% 1, essentially unchanged from 2009. Including the impact of these amounts, the effective income tax rate was 35.2% for 2010.

The effective income tax rate for 2009 was 32.5%, compared with approximately 1% for 2008. The increase in the effective income tax rate for 2009 compared with 2008 was primarily due to changes in the geographic earnings mix and a decrease in permanent benefits as a percentage of higher earnings. The effective income tax rate for 2009 represented a return to a geographic earnings mix that is more in line with our historic earnings mix. During 2008, we incurred losses in various U.S. and

non-U.S. entities whose income/(losses) are subject to tax in the U.S. We also had profitable operations in certain non-U.S. entities that are taxed at their applicable local tax rates, which are generally lower than the U.S. rate.

The effective income tax rate for the month of December 2008 was 38.0%.

Effective January 1, 2010, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired. During December 2010, the rules were extended retroactively through December 31, 2011. If these rules are not extended beyond December 2011, the expiration may materially increase our effective income tax rate beginning in 2012.

1.	We believe that presenting our effective income tax rate excluding the impact of the U.K. bank payroll tax and the SEC settlement, substantially all of which is non-deductible, is meaningful, as excluding these items increases the comparability of period-to-period results. The table below presents the calculation of the effective income tax rate excluding the impact of these amounts.

	Year Ended December 2010
	Pre-tax	Provision	Effective income
$ in millions	earnings	for taxes	tax rate

As reported	$12,892	$4,538	35.2%
Add back:
Impact of the U.K. bank payroll tax	465	—
Impact of the SEC settlement	550	6

As adjusted	$13,907	$4,544	32.7%

Segment Operating Results
The table below presents the net revenues, operating expenses and pre-tax earnings/(loss) of our segments.

					One Month
		Year Ended			Ended
		December	December	November	December
in millions		2010	2009	2008	2008

Investment Banking	Net revenues	$4,810	$4,984	$5,453	$138
	Operating expenses	3,511	3,482	3,269	170

	Pre-tax earnings/(loss)	$1,299	$1,502	$2,184	$(32)

Institutional Client Services	Net revenues	$21,796	$32,719	$22,345	$1,332
	Operating expenses	14,291	13,691	10,294	736

	Pre-tax earnings	$7,505	$19,028	$12,051	$596

Investing & Lending	Net revenues	$7,541	$2,863	$(10,821)	$(1,630)
	Operating expenses	3,361	3,523	2,719	204

	Pre-tax earnings/(loss)	$4,180	$(660)	$(13,540)	$(1,834)

Investment Management	Net revenues	$5,014	$4,607	$5,245	$343
	Operating expenses	4,051	3,673	3,528	263

	Pre-tax earnings	$963	$934	$1,717	$80

Total	Net revenues	$39,161	$45,173	$22,222	$183
	Operating expenses [1]	26,269	25,344	19,886	1,441

	Pre-tax earnings/(loss)	$12,892	$19,829	$2,336	$(1,258)

1.	Includes the following expenses that have not been allocated to our segments: (i) charitable contributions of $345 million and $810 million for the years ended December 2010 and December 2009, respectively; (ii) net provisions for a number of litigation and regulatory proceedings of $682 million, $104 million, $(4) million and $68 million for the years ended December 2010, December 2009 and November 2008 and one month ended December 2008, respectively; and (iii) real estate-related exit costs of $28 million, $61 million and $80 million for the years ended December 2010, December 2009 and November 2008, respectively.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our business segments.

The cost drivers of Goldman Sachs taken as a whole — compensation, headcount and levels of business activity — are broadly similar in each of our business segments. Compensation and benefits expenses within our segments reflect, among other factors, the overall performance of Goldman Sachs as well as the performance of individual businesses. Consequently, pre-tax margins in one segment of our business may be significantly affected by the performance of our other business segments. A discussion of segment operating results follows.

Investment Banking

Our Investment Banking segment is comprised of:

Financial Advisory.  Includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, risk management, restructurings and spin-offs.

Underwriting.  Includes public offerings and private placements of a wide range of securities, loans and other financial instruments, and derivative transactions directly related to these client underwriting activities.

The table below presents the operating results of our Investment Banking segment.

	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Financial Advisory	$2,062	$1,897	$2,663	$73
Equity underwriting	1,462	1,797	1,415	19
Debt underwriting	1,286	1,290	1,375	46

Total Underwriting	2,748	3,087	2,790	65

Total net revenues	4,810	4,984	5,453	138
Operating expenses	3,511	3,482	3,269	170

Pre-tax earnings/(loss)	$1,299	$1,502	$2,184	$(32)

The table below presents our financial advisory and underwriting transaction volumes. 1

	Year Ended			One Month Ended
	December	December	November	December
in billions	2010	2009	2008	2008

Announced mergers and acquisitions	$542	$533	$914	$18
Completed mergers and acquisitions	425	591	874	12
Equity and equity-related offerings [2]	66	83	64	2
Debt offerings [3]	229	256	165	19

1.	Source: Thomson Reuters. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

2.	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

3.	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

2010 versus 2009.  Net revenues in Investment Banking were $4.81 billion for 2010, 3% lower than 2009.

Net revenues in Financial Advisory were $2.06 billion, 9% higher than 2009, primarily reflecting an increase in client activity. Net revenues in our Underwriting business were $2.75 billion, 11% lower than 2009, reflecting lower net revenues in equity underwriting, principally due to a decline in client activity in comparison to 2009, which included significant capital-raising activity by financial institution clients. Net revenues in debt underwriting were essentially unchanged compared with 2009.

Our investment banking transaction backlog decreased compared with the end of 2009. Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not. The decrease compared with the end of 2009 reflected a decline in estimated net revenues from potential debt and equity underwriting transactions, primarily related to client mandates to underwrite leveraged finance transactions and common stock offerings. This decrease was partially offset by an increase in estimated net revenues from potential advisory transactions.

Operating expenses were $3.51 billion for 2010, essentially unchanged from 2009. Pre-tax earnings were $1.30 billion in 2010, 14% lower than 2009.

2009 versus 2008.  Net revenues in Investment Banking were $4.98 billion for 2009, 9% lower than 2008.

Net revenues in Financial Advisory were $1.90 billion for 2009, 29% lower than 2008, reflecting a decline in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business were $3.09 billion, 11% higher than 2008, due to higher net revenues in equity underwriting, primarily reflecting an increase in industry-wide equity and equity-related offerings, including significant capital-raising activity by financial institution clients during 2009. Net revenues in debt underwriting were lower than 2008, primarily reflecting significantly lower net revenues from leveraged finance activity, partially offset by significantly higher net revenues from investment-grade and municipal activity.

Our investment banking transaction backlog increased significantly during the twelve months ended December 2009. The increase was primarily due to potential equity and debt underwriting transactions from client mandates to underwrite initial public offerings and, to a lesser extent, leveraged finance transactions, principally due to increased levels of client activity. The advisory backlog also increased, but was not a material contributor to the change.

Operating expenses were $3.48 billion for 2009, 7% higher than 2008, due to increased compensation and benefits expenses. Pre-tax earnings were $1.50 billion in 2009, 31% lower than 2008.

One Month Ended December 2008.  Net revenues in Investment Banking were $138 million for the month of December 2008. Net revenues in Financial Advisory were $73 million, reflecting very low levels of industry-wide completed mergers and acquisitions activity. Net revenues in our Underwriting business were $65 million, reflecting continued challenging market conditions across equity and leveraged finance markets.

Our investment banking transaction backlog decreased during the one month ended December 2008. The decrease in backlog was primarily due to a decline in potential advisory transactions, principally due to a decline in client activity.

Operating expenses were $170 million for the month of December 2008. Pre-tax loss was $32 million for the month of December 2008.

Institutional Client Services
Our Institutional Client Services segment is comprised of:

Fixed Income, Currency and Commodities Client Execution.  Includes client execution activities related to making markets in interest rate products, credit products, mortgages, currencies and commodities.

Equities.  Includes client execution activities related to making markets in equity products, as well as commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide. Equities also includes our securities services business, which provides financing, securities lending and other prime brokerage services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and generates revenues primarily in the form of interest rate spreads or fees.

The table below presents the operating results of our Institutional Client Services segment.

	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Fixed Income, Currency and Commodities Client Execution	$13,707	$21,883	$9,318	$446
Equities client execution	3,231	5,237	4,950	420
Commissions and fees	3,426	3,680	4,826	239
Securities services	1,432	1,919	3,251	227

Total Equities	8,089	10,836	13,027	886

Total net revenues	21,796	32,719	22,345	1,332
Operating expenses	14,291	13,691	10,294	736

Pre-tax earnings	$7,505	$19,028	$12,051	$596

2010 versus 2009.  Net revenues in Institutional Client Services were $21.80 billion for 2010, 33% lower than 2009.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $13.71 billion for 2010, 37% lower than a particularly strong 2009. During 2010, Fixed Income, Currency and Commodities Client Execution operated in a challenging environment characterized by lower client activity levels, which reflected broad market concerns including European sovereign debt risk and uncertainty over regulatory reform, as well as tighter bid/offer spreads. The decrease in net revenues compared with 2009 primarily reflected significantly lower results in interest rate products, credit products, commodities and, to a lesser extent, currencies. These decreases were partially offset by higher net revenues in mortgages, as 2009 included approximately $1 billion of losses on commercial mortgage-related products.

Certain unfavorable conditions emerged during the second quarter of 2010 that made the environment more challenging for our businesses, resulting in lower client activity levels. These conditions included broad market concerns, such as European sovereign debt risk and uncertainty regarding financial regulatory reform, sharply higher equity volatility levels, lower global equity prices and wider corporate credit spreads. In addition, a more competitive environment drove tighter bid/offer spreads. During the second half of 2010, some of these conditions reversed as equity volatility levels decreased, global equity prices recovered and corporate credit spreads narrowed. However, lower client activity levels, reflecting broad market concerns, including European sovereign debt risk and uncertainty over regulatory reform, continued to negatively impact our results. If these concerns were to continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution would likely continue to be negatively impacted.

Net revenues in Equities were $8.09 billion for 2010, 25% lower than 2009, primarily reflecting significantly lower net revenues in equities client execution, principally due to significantly lower results in derivatives and shares. Commissions and fees were also lower than 2009, primarily reflecting lower client activity levels. In addition, securities services net revenues were significantly lower compared with 2009, primarily reflecting tighter securities lending spreads, principally due to the impact of changes in the composition of customer balances, partially offset by the impact of higher average customer balances. During 2010, although equity markets were volatile during the first half of the year, equity prices generally improved and volatility levels declined in the second half of the year.

Operating expenses were $14.29 billion for 2010, 4% higher than 2009, due to the impact of the U.K. bank payroll tax, as well as an impairment of our NYSE DMM rights of $305 million. These increases were partially offset by lower compensation and benefits expenses, resulting from lower levels of discretionary compensation. Pre-tax earnings were $7.51 billion in 2010, 61% lower than 2009.

2009 versus 2008.  Net revenues in Institutional Client Services were $32.72 billion for 2009, 46% higher compared with 2008.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $21.88 billion for 2009, significantly higher compared with 2008. During 2009, Fixed Income, Currency and Commodities Client Execution operated in an environment characterized by strong client-driven activity, particularly in more liquid products. In addition, asset values generally improved and corporate credit spreads tightened significantly for most of the year. The increase in net revenues compared with 2008 reflected particularly strong performances in credit products, mortgages and interest rate products, which were each significantly higher than 2008. Net revenues in commodities were also particularly strong and were higher than 2008, while net revenues in currencies were strong, but lower than a particularly strong 2008. During 2009, mortgages included approximately $1 billion of losses on commercial mortgage-related products. Fixed Income, Currency and Commodities Client Execution results in 2008 included a loss of approximately $3.1 billion (net of hedges) related to non-investment-grade credit origination activities. In addition, results in mortgages in 2008 included net losses of approximately $900 million on residential mortgage-related products and approximately $600 million on commercial mortgage-related products.

Net revenues in Equities were $10.84 billion for 2009, 17% lower than a particularly strong 2008, reflecting significant decreases in securities services and commissions and fees. The decrease in securities services primarily reflected the impact of lower customer balances, reflecting lower hedge fund industry assets and reduced leverage. The decrease in commissions and fees primarily reflected lower average market levels in Europe and Asia, as well as lower transaction volumes compared with 2008. These decreases were partially offset by strong results in equities client execution, primarily reflecting higher net revenues in derivatives and shares. During 2009, Equities operated in an environment characterized by a significant increase in global equity prices and a significant decline in volatility levels.

Operating expenses were $13.69 billion for 2009, 33% higher than 2008, due to increased compensation and benefits expenses, resulting from higher net revenues. This increase was partially offset by lower brokerage, clearing, exchange and distribution fees, principally reflecting lower transaction volumes in Equities. Pre-tax earnings were $19.03 billion in 2009, 58% higher than 2008.

One Month Ended December 2008.  Institutional Client Services net revenues were $1.33 billion for the month of December 2008.

Fixed Income, Currency and Commodities Client Execution recorded net revenues of $446 million for the month of December 2008. During the month of December, market opportunities were favorable for certain of our Fixed Income, Currency and Commodities Client Execution product areas, as interest rate products, commodities and currencies each produced strong results. However, the environment for Fixed Income, Currency and Commodities Client Execution also reflected continued weakness in the broader credit markets, as results in credit products included a loss of approximately $1 billion (net of hedges) related to non-investment-grade credit origination activities, primarily reflecting a writedown of approximately $850 million related to the bridge and bank loan facilities held in LyondellBasell Finance Company. In addition, results in mortgages included a loss of approximately $400 million on commercial mortgage-related products.

Net revenues in Equities were $886 million for the month of December 2008. These results reflected lower commission volumes, as well as lower client execution net revenues from derivatives compared with average monthly levels in 2008. Net revenues in securities services were also lower compared with average monthly levels in 2008, reflecting a decline in total average customer balances, partially offset by the impact of favorable changes in the composition of securities lending balances. During the month of December, Equities operated in an environment characterized by continued weakness in global equity markets and continued high levels of volatility.

Operating expenses were $736 million for the month of December 2008. Pre-tax earnings were $596 million for the month of December 2008.

Investing & Lending
Investing & Lending includes our investing activities and the origination of loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, directly and indirectly through funds that we manage, in debt securities, loans, public and private equity securities, real estate, consolidated investment entities and power generation facilities.

The table below presents the operating results of our Investing & Lending segment.

	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

ICBC	$747	$1,582	$(446)	$228
Equity securities (excluding ICBC)	2,692	(596)	(5,953)	(1,076)
Debt securities and loans	2,597	1,045	(6,325)	(856)
Other [1]	1,505	832	1,903	74

Total net revenues	7,541	2,863	(10,821)	(1,630)
Operating expenses	3,361	3,523	2,719	204

Pre-tax earnings/(loss)	$4,180	$(660)	$(13,540)	$(1,834)

1.	Primarily includes results related to our consolidated entities held for investment purposes.

2010 versus 2009.  Investing & Lending recorded net revenues of $7.54 billion for 2010. During 2010, an increase in global equity markets and tighter credit spreads provided a favorable backdrop for our Investing & Lending business. Results for 2010 primarily reflected a gain of $747 million from our investment in the ordinary shares of ICBC, a net gain of $2.69 billion from other equity securities and a net gain of $2.60 billion from debt securities and loans.

Operating expenses were $3.36 billion for 2010, 5% lower than 2009, due to the impact of significantly higher real estate impairment charges during 2009 related to consolidated entities held for investment purposes, as well as decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. Pre-tax earnings were $4.18 billion in 2010, compared with a pre-tax loss of $660 million for 2009.

2009 versus 2008.  Investing & Lending recorded net revenues of $2.86 billion for 2009. These results primarily reflected a gain of $1.58 billion from our investment in the ordinary shares of ICBC, a net gain of $1.05 billion from debt securities and loans and a net loss of $596 million from other equity securities. During 2009, our Investing & Lending results reflected a recovery in global credit and equity markets following significant weakness during 2008. However, continued weakness in commercial real estate markets negatively impacted our results during 2009. In 2008, results in Investing & Lending primarily reflected a loss of $446 million from our investment in the ordinary shares of ICBC, a net loss of $6.33 billion from debt securities and loans and a net loss of $5.95 billion from other equity securities.

Operating expenses were $3.52 billion for 2009, 30% higher than 2008, due to increased compensation and benefits expenses, resulting from higher net revenues. Pre-tax loss was $660 million in 2009 compared with a pre-tax loss of $13.54 billion in 2008.

One Month Ended December 2008.  Investing & Lending recorded negative net revenues of $1.63 billion for the month of December 2008. During the month of December, continued weakness in global equity and credit markets negatively impacted results in our Investing & Lending business. Results for December 2008 primarily reflected net losses of $1.08 billion from equity securities (excluding ICBC)

and $856 million from debt securities and loans, partially offset by a gain of $228 million from our investment in the ordinary shares of ICBC.

Operating expenses were $204 million for the month of December 2008. Pre-tax loss was $1.83 billion for the month of December 2008.

Investment Management
Investment Management provides investment management services and offers investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes to a diverse set of institutional and individual clients. Investment Management also offers wealth advisory services, including portfolio management and financial counseling, and brokerage and other transaction services to high-net-worth individuals and families.

Assets under management typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Management and other fees	$3,956	$3,860	$4,346	$320
Incentive fees	527	180	301	2
Transaction revenues	531	567	598	21

Total net revenues	5,014	4,607	5,245	343
Operating expenses	4,051	3,673	3,528	263

Pre-tax earnings	$963	$934	$1,717	$80

Assets under management include only those client assets where we earn a fee for managing assets on a discretionary basis. This includes assets in our mutual funds, hedge funds, private equity funds and separately managed accounts for institutional and individual investors. Assets under management do not include the self-directed assets of our clients, including brokerage accounts, or interest-bearing deposits held through our bank depository institution subsidiaries.

The table below presents our assets under management by asset class.

	As of
	December 31,	December 31,	November 30,
in billions	2010	2009	2008

Alternative investments [1]	$148	$146	$146
Equity	144	146	112
Fixed income	340	315	248

Total non-money market assets	632	607	506
Money markets	208	264	273

Total assets under management	$840	$871	$779

1.	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents a summary of the changes in our assets under management.

	Year Ended
	December 31,	December 31,	November 30,
in billions	2010	2009	2008

Balance, beginning of year	$871	$798 [1]	$868
Net inflows/(outflows)
Alternative investments	(1)	(5)	8
Equity	(21)	(2)	(55)
Fixed income	7	26	14

Total non-money market net inflows/(outflows)	(15)	19	(33)
Money markets	(56)	(22)	67

Total net inflows/(outflows)	(71)	(3)	34
Net market appreciation/(depreciation)	40	76	(123)

Balance, end of year	$840	$871	$779

1.	Includes market appreciation of $13 billion and net inflows of $6 billion during the calendar month of December 2008.

2010 versus 2009.  Net revenues in Investment Management were $5.01 billion for 2010, 9% higher than 2009, primarily reflecting higher incentive fees across our alternative investment products. Management and other fees also increased, reflecting favorable changes in the mix of assets under management, as well as the impact of appreciation in the value of client assets. During 2010, assets under management decreased 4% to $840 billion, primarily reflecting outflows in money market assets, consistent with industry trends.

Operating expenses were $4.05 billion for 2010, 10% higher than 2009, primarily reflecting increased staff levels and the impact of growth initiatives. Pre-tax earnings were $963 million in 2010, 3% higher than 2009.

2009 versus 2008.  Net revenues in Investment Management were $4.61 billion for 2009, 12% lower than 2008, primarily reflecting the impact of changes in the composition of assets managed, principally due to equity market depreciation during the fourth quarter of 2008, as well as lower incentive fees. During 2009, assets under management increased $73 billion to $871 billion, due to $76 billion of market appreciation, primarily in fixed income and equity assets, partially offset by $3 billion of net outflows. Outflows in money market assets were offset by inflows in fixed income assets.

Operating expenses were $3.67 billion for 2009, 4% higher than 2008, due to higher levels of discretionary compensation. Pre-tax earnings were $934 million in 2009, 46% lower than 2008.

One Month Ended December 2008.  Net revenues in Investment Management were $343 million for the month of December 2008. During the calendar month of December, assets under management increased $19 billion to $798 billion, due to $13 billion of market appreciation, primarily in fixed income and equity assets, and $6 billion of net inflows. Net inflows reflected inflows in money market assets, partially offset by outflows in fixed income, equity and alternative investment assets.

Operating expenses were $263 million for the month of December 2008. Pre-tax earnings were $80 million for the month of December 2008.

Geographic Data
See Note 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

Regulatory Reform
On July 21, 2010, the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. The Dodd-Frank Act significantly restructures the financial regulatory regime under which we operate. The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the provisions of required future rulemaking by the Board of Governors of the Federal Reserve System (Federal Reserve Board), the Federal Deposit Insurance Corporation (FDIC), the SEC, the U.S. Commodity Futures Trading Commission (CFTC) and other agencies, as well as the development of market practices and structures under the regime established by the legislation and the rules adopted pursuant to it. However, we expect that there will be two principal areas of impact for us:

•	the prohibition on “proprietary trading” and the limitation on the sponsorship of, and investment in, hedge funds and private equity funds by banking entities, including bank holding companies; and

•	increased regulation of and restrictions on over-the-counter (OTC) derivatives markets and transactions.

In addition, the legislation creates a new systemic risk oversight body to oversee and coordinate the efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns, including more stringent supervisory requirements and prudential standards applicable to systemically important financial institutions. Legal and regulatory changes under consideration in other jurisdictions could also have an impact on our activities in markets outside the United States. See “Business — Regulation” in Part I, Item 1 of this Form 10-K for more information.

In light of the Dodd-Frank Act, during 2010, we liquidated substantially all of the positions that had been held within Principal Strategies in our former Equities operating segment, as this was a proprietary trading business. In addition, during the first quarter of 2011, we commenced the liquidation of the positions that had been held by the global macro proprietary trading desk in our former Fixed Income, Currency and Commodities operating segment. Net revenues from Principal Strategies and our global macro proprietary trading desk were not material for the year ended December 2010. The full impact of the Dodd-Frank Act and other regulatory reforms on our businesses, our clients and the markets in which we operate will depend on the manner in which the relevant authorities develop and implement the required rules and the reaction of market participants to these regulatory developments over the next several years. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.

Balance Sheet and Funding Sources

Balance Sheet Management

One of our most important risk management disciplines is our ability to manage the size and composition of our balance sheet. While our asset base changes due to client activity, market fluctuations and business opportunities, the size and composition of our balance sheet reflect (i) our overall risk tolerance, (ii) our ability to access stable funding sources and (iii) the amount of equity capital we hold.

Although our balance sheet fluctuates on a day-to-day basis, our total assets and adjusted assets at quarterly and year-end dates are generally not materially different from those occurring within our reporting periods.

In order to ensure appropriate risk management, we seek to maintain a liquid balance sheet and have processes in place to dynamically manage our assets and liabilities which include:

•	quarterly planning;

•	business-specific limits;

•	monitoring of key metrics; and

•	scenario analyses.

Quarterly Planning.  We prepare a quarterly balance sheet plan that combines our projected total assets and composition of assets with our expected funding sources and capital levels for the upcoming quarter. The objectives of this quarterly planning process are:

•	to develop our near-term balance sheet projections, taking into account the general state of the financial markets and expected client-driven and firm-driven activity levels;

•	to ensure that our projected assets are supported by an adequate level and tenor of funding and that our projected capital and liquidity metrics are within management guidelines; and

•	to allow business risk managers and managers from our independent control and support functions to objectively evaluate balance sheet limit requests from business managers in the context of the firm’s overall balance sheet constraints. These constraints include the firm’s liability profile and equity capital levels, maturities and plans for new debt and equity issuances, share repurchases, deposit trends and secured funding transactions.

To prepare our quarterly balance sheet plan, business risk managers and managers from our independent control and support functions meet with business managers to review current and prior period metrics and discuss expectations for the upcoming quarter. The specific metrics reviewed include asset and liability size and composition, aged inventory, limit utilization, risk and performance measures and capital usage.

Our consolidated quarterly plan, including our balance sheet plans by business, funding and capital projections, and projected capital and liquidity metrics, is reviewed by the Finance Committee. See “Overview and Structure of Risk Management.”

Business-Specific Limits.  The Finance Committee sets asset and liability limits for each business and aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. These limits are set at levels which are close to actual operating levels in order to ensure prompt escalation and discussion among business managers and managers in our independent control and support functions on a routine basis. The Finance Committee reviews and approves balance sheet limits on a quarterly basis and may also approve changes in limits on an ad hoc basis in response to changing business needs or market conditions.

Monitoring of Key Metrics.  We monitor key balance sheet metrics daily both by business and on a consolidated basis, including asset and liability size and composition, aged inventory, limit utilization, risk measures and capital usage. In our consolidated balance sheet, we allocate assets to businesses and review and analyze movements resulting from new business activity as well as market fluctuations.

Scenario Analyses.  We conduct scenario analyses to determine how we would manage the size and composition of our balance sheet and maintain appropriate funding, liquidity and capital positions in a variety of situations:

•	These scenarios cover one-year and two-year time horizons using various macro-economic and firm-specific assumptions. We use these analyses to assist us in developing longer-term funding plans, including the level of unsecured debt issuances, the size of our secured funding program and the amount and composition of our equity capital. We also consider any potential future constraints, such as limits on our ability to grow our asset base in the absence of appropriate funding.

•	Through our Internal Capital Adequacy Assessment Process (ICAAP) and our resolution and recovery planning, we further analyze how we would manage our balance sheet through the duration of a severe crisis and we develop plans for mitigating actions to access funding, generate liquidity, and/or redeploy equity capital, as appropriate.

Balance Sheet Allocation
In addition to preparing our consolidated statement of financial condition in accordance with U.S. GAAP, we prepare a balance sheet that generally allocates assets to our businesses. We believe that presenting our assets on this basis is meaningful because it is consistent with the way management views and manages risks associated with the firm’s assets and better enables investors to assess the liquidity of the firm’s assets. The table below presents a summary of this balance sheet allocation.

As of
in millions	December 2010

Excess liquidity (Global Core Excess)	$174,776
Other cash	7,565

Excess liquidity and cash	182,341
Secured client financing	279,291
Inventory	260,406
Secured financing agreements	70,921
Receivables	32,396

Institutional Client Services	363,723
ICBC	7,589
Equity (excluding ICBC)	22,972
Debt	24,066
Receivables and other	3,291

Investing & Lending	57,918

Total inventory and related assets	421,641
Other assets	28,059

Total assets	$911,332

The following is a description of the captions in the table above.

Excess Liquidity and Cash.  We maintain substantial excess liquidity to meet a broad range of potential cash outflows and collateral needs in the event of a stressed environment. See “Liquidity Risk” below for details on the composition and sizing of our excess liquidity pool or “Global Core Excess” (GCE). In addition to our excess liquidity, we maintain other operating cash balances, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

Secured Client Financing.  We provide collateralized financing for client positions, including margin loans secured by client collateral, securities borrowed, and resale agreements primarily collateralized by government obligations. As a result of client activities, we are required to segregate cash and securities to satisfy regulatory requirements. Our secured client financing arrangements, which are generally short-term, are accounted for at fair value or at amounts that approximate fair value, and include daily margin requirements to mitigate counterparty credit risk.

Institutional Client Services.  In Institutional Client Services, we maintain inventory positions to facilitate market-making in fixed income, equity, currency and commodity products. Additionally, as part of client market-making activities, we enter into resale or securities borrowing arrangements to obtain securities which we can use to cover transactions in which we or our clients have sold securities that have not yet been purchased. The receivables in Institutional Client Services primarily relate to securities transactions.

Investing & Lending.  In Investing & Lending, we make investments and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, directly and indirectly through funds that we manage, in debt securities, loans, public and private equity securities, real estate and other investments.

Other Assets.  Other assets are generally less liquid, non-financial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables, equity-method investments and miscellaneous receivables.

The table below presents the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet. In the tables below, total assets for Institutional Client Services and Investing & Lending represent the inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K because total assets disclosed in Note 27 include allocations of our excess liquidity and other cash, secured client financing and other assets.

	As of December 2010
	Excess	Secured	Institutional
	Liquidity	Client	Client	Investing &	Other	Total
in millions	and Cash [1]	Financing	Services	Lending	Assets	Assets

Cash and cash equivalents	$39,788	$—	$—	$—	$—	$39,788
Cash and securities segregated for regulatory and other purposes	—	53,731	—	—	—	53,731
Securities purchased under agreements to resell and federal funds sold	62,854	102,537	22,866	98	—	188,355
Securities borrowed	37,938	80,313	48,055	—	—	166,306
Receivables from brokers, dealers and clearing organizations	—	3,702	6,698	37	—	10,437
Receivables from customers and counterparties	—	39,008	25,698	2,997	—	67,703
Financial instruments owned, at fair value	41,761	—	260,406	54,786	—	356,953
Other assets	—	—	—	—	28,059	28,059

Total assets	$182,341	$279,291	$363,723	$57,918	$28,059	$911,332

1.	Includes unencumbered cash, U.S. government obligations, U.S. agency obligations, highly liquid U.S. agency mortgage-backed obligations, and French, German, United Kingdom and Japanese government obligations.

Less Liquid Inventory Composition.  We seek to maintain a liquid balance sheet comprised of assets that can be readily funded on a secured basis. However, we do hold certain financial instruments that may be more difficult to fund on a secured basis, especially during times of market stress. We focus on funding these assets with longer contractual maturities to reduce the need to refinance in periods of market stress and generally hold higher levels of total capital for these assets than for more liquid types of financial instruments. The table below presents our aggregate holdings in these categories of financial instruments.

	As of December
in millions	2010	2009

Mortgage and other asset-backed loans and securities	$17,042	$14,277
Bank loans and bridge loans [1]	18,039	19,345
Emerging market debt securities	3,931	2,957
High-yield and other debt obligations	11,553	12,028
Private equity investments and real estate fund investments [2]	14,807	14,633
Emerging market equity securities	5,784	5,193
ICBC ordinary shares [3]	7,589	8,111
SMFG convertible preferred stock [4]	—	933
Other restricted public equity securities	116	203
Other investments in funds [5]	3,212	2,911

1.	Includes funded commitments and inventory held in connection with our origination, investing and market-making activities.

2.	Includes interests in funds that we manage. Such amounts exclude assets related to consolidated investment funds of $889 million and $919 million as of December 2010 and December 2009, respectively, for which Goldman Sachs does not bear economic exposure. Excludes $792 million as of December 2010, related to VIEs consolidated upon adoption of Accounting Standards Update No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” for which Goldman Sachs does not bear economic exposure.

3.	Includes interests of $4.73 billion and $5.13 billion as of December 2010 and December 2009, respectively, held by investment funds managed by Goldman Sachs.

4.	During the first quarter of 2010, we converted our remaining Sumitomo Mitsui Financial Group, Inc. (SMFG) preferred stock investment into common stock and delivered the common stock to close out our remaining hedge position.

5.	Includes interests in other investment funds that we manage.

See Notes 4 through 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about the financial instruments we hold.

Balance Sheet Analysis and Metrics
As of December 2010, total assets on our consolidated statement of financial condition were $911.33 billion, an increase of $62.39 billion from December 2009. This increase is primarily due to (i) an increase in collateralized agreements of $20.44 billion and an increase in cash and securities segregated for regulatory and other purposes of $17.07 billion, both primarily due to an increase in client-driven activity, and (ii) an increase in financial instruments owned, at fair value of $14.55 billion, primarily due to increases in physical commodities and U.S. government and federal agency obligations.

As of December 2010, total liabilities on our consolidated statement of financial condition were $833.98 billion, an increase of $55.75 billion from December 2009. This increase is primarily due to (i) an increase in securities sold under agreements to repurchase of $33.99 billion, primarily due to an increase in secured funding of our financial instruments owned, at fair value, and an increase in client-driven activity, (ii) an increase in other secured financings of $14.24 billion, primarily due to client-driven activity and (iii) an increase in financial instruments sold, but not yet purchased, at fair value of $11.70 billion, primarily due to increases in non-U.S. government obligations and equities and convertible debentures.

As of December 2010, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $162.35 billion, which was 2% higher and 10% higher than the daily average amount of repurchase agreements during the quarter ended and year ended December 2010, respectively. As of December 2010, the increase in our repurchase agreements relative to the daily average during the quarter and year was due to an increase in client-driven activity at the end of the year and an increase in firm financing activities. As of December 2009 our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $128.36 billion, which was 2% lower and 8% lower than the daily average amount of repurchase agreements during the quarter ended and year ended December 2009, respectively. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government, federal agency and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information on our assets, shareholders’ equity and leverage ratios.

	As of December
$ in millions, except per share amounts	2010	2009

Total assets	$911,332	$848,942
Adjusted assets	588,927	551,071
Total shareholders’ equity	77,356	70,714
Leverage ratio	11.8x	12.0x
Adjusted leverage ratio	7.6x	7.8x
Debt to equity ratio	2.3x	2.6x

Adjusted assets.  Adjusted assets equals total assets less (i) low-risk collateralized assets generally associated with our secured client financing transactions and federal funds sold and (ii) cash and securities we segregate for regulatory and other purposes.

The table below presents the reconciliation of total assets to adjusted assets.

		As of December
in millions		2010	2009

Total assets		$911,332	$848,942
Deduct:	Securities borrowed	(166,306)	(189,939)
	Securities purchased under agreements to resell and federal funds sold	(188,355)	(144,279)
Add:	Financial instruments sold, but not yet purchased, at
	fair value	140,717	129,019
	Less derivative liabilities	(54,730)	(56,009)

	Subtotal	85,987	73,010
Deduct:	Cash and securities segregated for regulatory and other purposes	(53,731)	(36,663)

Adjusted assets		$588,927	$551,071

Leverage ratio.  The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt the firm is using to finance assets. This ratio is different from the Tier 1 leverage ratio included in “Equity Capital — Consolidated Regulatory Capital Ratios” below, and further described in Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Adjusted leverage ratio.  The adjusted leverage ratio equals adjusted assets divided by total shareholders’ equity. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital.

Our adjusted leverage ratio decreased to 7.6x as of December 2010 from 7.8x as of December 2009 primarily because our total shareholders’ equity grew at a higher rate than our adjusted assets. Although total assets increased by 7% during the period, this growth was principally comprised of increases in low-risk assets (primarily securities purchased under agreements to resell and cash and securities segregated for regulatory and other purposes), which do not impact our adjusted assets.

Debt to equity ratio.  The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

Funding Sources
Our primary sources of funding are secured financings, unsecured long-term and short-term borrowings, and deposits. We seek to maintain broad and diversified funding sources globally.

We raise funding through a number of different products, including:

•	collateralized financings, such as repurchase agreements, securities loaned and other secured financings;

•	long-term unsecured debt through syndicated U.S. registered offerings, U.S. registered and 144A medium-term note programs, offshore medium-term note offerings and other debt offerings;

•	short-term unsecured debt through U.S. and non-U.S. commercial paper and promissory note issuances and other methods; and

•	demand and savings deposits through cash sweep programs and time deposits through internal and third-party broker networks.

We generally distribute our funding sources through our own sales force to a large, diverse creditor base in a variety of markets in the Americas, Europe and Asia. We believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, pension funds, insurance companies, mutual funds and individuals. We have imposed various internal guidelines to monitor creditor concentration across our primary funding programs.

Secured Funding.  We fund a significant amount of our inventory on a secured basis. We believe secured funding is more stable than unsecured financing because it is less sensitive to changes in our credit quality due to the nature of the collateral we post to our lenders. However, because the terms or availability of secured funding, particularly short-dated funding, can deteriorate rapidly in a difficult environment, we generally do not rely on short-dated secured funding unless it is collateralized with highly liquid securities such as government obligations.

Substantially all of our other secured funding is executed for tenors of one month or greater. Additionally, we monitor counterparty concentration and hold a portion of our GCE for refinancing risk associated with all secured funding transactions. We seek longer terms for secured funding collateralized by lower-quality assets because these funding transactions may pose greater refinancing risk.

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of December 2010.

A majority of our secured funding for securities not eligible for inclusion in the GCE is executed through term repurchase agreements and securities lending contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes.

Unsecured Long-Term Borrowings.  We issue unsecured long-term borrowings as a source of capital to meet our long-term financing requirements and to finance a portion of our GCE. We issue in different tenors, currencies, and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through 2016 as of December 2010.

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of December 2010 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to minimize our exposure to interest rates.

Temporary Liquidity Guarantee Program (TLGP).  As of December 2010, we had $19.01 billion of senior unsecured debt outstanding (comprised of $10.43 billion of short-term and $8.58 billion of long-term) guaranteed by the FDIC under the TLGP, all of which will mature on or prior to June 15, 2012. We have not issued long-term debt under the TLGP since March 2009 and the program has expired for new issuances.

Unsecured Short-Term Borrowings.  A significant portion of our short-term borrowings were originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We primarily issue commercial paper, promissory notes, and other hybrid instruments. We prefer issuing promissory notes, in which we do not make a market, over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker.

As of December 2010, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $47.84 billion. See Note 15 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our unsecured short-term borrowings.

Deposits.  As of December 2010, our bank depository institution subsidiaries had $38.57 billion in customer deposits, including $8.50 billion of certificates of deposit and other time deposits with a weighted average maturity of three years, and $30.07 billion of other deposits, substantially all of which were from cash sweep programs. We utilize deposits to finance lending activities in our bank subsidiaries and to support potential outflows, such as lending commitments.

Goldman Sachs Bank USA (GS Bank USA) has access to funding through the Federal Reserve Bank discount window. While we do not rely on this funding in our liquidity planning and stress testing, we maintain policies and procedures necessary to access this funding and test discount window borrowing procedures.

Equity Capital

The level and composition of our equity capital are determined by multiple factors including our consolidated regulatory capital requirements and ICAAP, and may also be influenced by other factors such as rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments. In addition, we maintain a contingency capital plan which provides a framework for analyzing and responding to an actual or perceived capital shortfall.

Our consolidated regulatory capital requirements are determined by the Federal Reserve Board, as described below. Our ICAAP incorporates an internal risk-based capital assessment designed to identify and measure material risks associated with our business activities, including market risk, credit risk and operational risk, in a manner that is closely aligned with our risk management practices. Our internal risk-based capital assessment is supplemented with the results of stress tests.

As of December 2010, our total shareholders’ equity was $77.36 billion (consisting of common shareholders’ equity of $70.40 billion and preferred stock of $6.96 billion). As of December 2009, our total shareholders’ equity was $70.71 billion (consisting of common shareholders’ equity of $63.76 billion and preferred stock of $6.96 billion). In addition to total shareholders’ equity, we consider our $5.00 billion of junior subordinated debt issued to trusts to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes. See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

Consolidated Regulatory Capital
The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company and a financial holding company under the U.S. Bank Holding Company Act of 1956. As a bank holding company, we are subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s capital adequacy regulations currently applicable to bank holding companies (Basel 1). These capital requirements, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel Committee), are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding the firm’s RWAs. The firm’s capital levels are also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

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

Consolidated Regulatory Capital Ratios
The table below presents information about our regulatory capital ratios.

	As of December
$ in millions	2010	2009

Common shareholders’ equity	$70,399	$63,757
Less: Goodwill	(3,495)	(3,543)
Less: Disallowable intangible assets	(2,027)	(1,377)
Less: Other deductions [1]	(5,601)	(6,152)

Tier 1 Common Capital	59,276	52,685
Preferred stock	6,957	6,957
Junior subordinated debt issued to trusts	5,000	5,000

Tier 1 Capital	71,233	64,642
Qualifying subordinated debt [2]	13,880	14,004
Less: Other deductions [1]	(220)	(176)

Tier 2 Capital	13,660	13,828
Total Capital	$84,893	$78,470
Risk-Weighted Assets [3]	$444,290	$431,890
Tier 1 Capital Ratio	16.0%	15.0%
Total Capital Ratio	19.1%	18.2%
Tier 1 Leverage Ratio [3]	8.0%	7.6%
Tier 1 Common Ratio [4]	13.3%	12.2%

1.	Principally includes equity investments in non-financial companies and the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidated entities.

2.	Substantially all of our subordinated debt qualifies as Tier 2 capital for Basel 1 purposes.

3.	See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information about the firm’s RWAs and Tier 1 leverage ratio.

4.	The Tier 1 common ratio equals Tier 1 common capital divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we and investors use to assess capital adequacy.

Our Tier 1 capital ratio increased to 16.0% as of December 2010 from 15.0% as of December 2009. The growth in our Tier 1 capital during the year ended December 2010 was principally due to an increase in our shareholders’ equity, which was partially offset by an increase in our RWAs. Our Tier 1 leverage ratio increased to 8.0% as of December 2010 from 7.6% as of December 2009, reflecting an increase in our Tier 1 capital, principally due to an increase in our shareholders’ equity, which was partially offset by an increase in average adjusted total assets.

We are currently working to implement the requirements set out in the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies: Internal Ratings-Based and Advanced Measurement Approaches, which are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee as applicable to us as a bank holding company (Basel 2). U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as us, transition to Basel 2 following the successful completion of a parallel run.

In addition, the Basel Committee has undertaken a program of substantial revisions to its capital guidelines. In particular, the changes in the “Basel 2.5” guidelines will result in increased capital requirements for market risk; additionally, the Basel 3 guidelines issued by the Basel Committee in December 2010 revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, set new minimum capital ratios (including a new “capital conservation buffer,” which must be composed exclusively of Tier 1 common equity and will be in addition to the other capital ratios), introduce a Tier 1 leverage ratio within international guidelines for the first time, and make substantial revisions to the computation of RWAs for credit exposures. Implementation of the new requirements is expected to take place over an extended transition period, starting at the end of 2011 (for Basel 2.5) and end of 2012 (for Basel 3). Although the U.S. federal banking agencies have now issued proposed rules that are intended to implement certain aspects of the Basel 2.5 guidelines, they have not yet addressed all aspects of those guidelines or the Basel 3 changes. In addition, both the Basel Committee and U.S. banking regulators implementing the Dodd-Frank Act have indicated that they will impose more stringent capital standards on systemically important financial institutions. Although the criteria for treatment as a systemically important financial institution have not yet been determined, it is probable that they will apply to us. Therefore, the regulations ultimately applicable to us may be substantially different from those that have been published to date.

The Dodd-Frank Act will subject us at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions and directs banking regulators to impose additional capital requirements as disclosed above. The Federal Reserve Board will be required to begin implementing the new leverage and risk-based capital regulation by January 2012. As a consequence of these changes, Tier 1 capital treatment for our junior subordinated debt issued to trusts and our cumulative preferred stock will be phased out over a three-year period beginning on January 1, 2013. The interaction between the Dodd-Frank Act and the Basel Committee’s proposed changes adds further uncertainty to our future capital requirements.

A number of other governmental entities and regulators, including the U.S. Treasury, the European Union and the Financial Services Authority in the United Kingdom, have also proposed or announced changes which will result in increased capital requirements for financial institutions.

As a consequence of these developments, we expect minimum capital ratios required to be maintained under Federal Reserve Board regulations will be increased and changes in the prescribed calculation methodology are expected to result in higher RWAs and lower capital ratios than those currently computed.

See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information about our regulatory capital ratios and the related regulatory requirements.

Internal Capital Adequacy Assessment Process
We perform an ICAAP with the objective of ensuring that the firm is appropriately capitalized relative to the risks in our business.

As part of our ICAAP, we perform an internal risk-based capital assessment. Our internal risk-based capital assessment incorporates market risk, credit risk and operational risk. Market risk is calculated by using Value-at-Risk (VaR) calculations supplemented by risk-based add-ons which include risks related to rare events (tail risks). Credit risk utilizes assumptions about our counterparties’ probability of default, the size of our losses in the event of a default and the maturity of our counterparties’ contractual obligations to us. Operational risk is calculated based on scenarios incorporating multiple types of operational failures. Backtesting is used to gauge the effectiveness of models at capturing and measuring relevant risks.

We evaluate capital adequacy based on the result of our internal risk-based capital assessment, supplemented with the results of stress tests which measure the firm’s performance under various market conditions. Our goal is to hold sufficient capital, under our internal risk-based capital framework, to ensure we remain adequately capitalized after experiencing a severe stress event. Our assessment of capital adequacy is viewed in tandem with our assessment of liquidity adequacy and integrated into the overall risk management structure, governance and policy framework of the firm.

We attribute capital usage to each of our businesses based upon our internal risk-based capital and regulatory frameworks and manage the levels of usage based upon the balance sheet and risk limits established.

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

The level and composition of our equity capital are among the many factors considered in determining our credit ratings. Each agency has its own definition of eligible capital and methodology for evaluating capital adequacy, and assessments are generally based on a combination of factors rather than a single calculation. See “Liquidity Risk — Credit Ratings” for further information about our credit ratings.

Subsidiary Capital Requirements
Many of our subsidiaries, including GS Bank USA and our broker-dealer subsidiaries, are subject to separate regulation and capital requirements in jurisdictions throughout the world. For purposes of assessing the adequacy of its capital, GS Bank USA has established an ICAAP which is similar to that used by Group Inc. GS Bank USA’s capital levels and prompt corrective action classification are subject to qualitative judgments by its regulators about components, risk weightings and other factors.

We expect that the capital requirements of several of our subsidiaries will be impacted in the future by the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators.

See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about GS Bank USA’s capital ratios under Basel 1 as implemented by the Federal Reserve Board, and for further information about the capital requirements of our other regulated subsidiaries and the potential impact of regulatory reform.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of December 2010 and December 2009, Group Inc.’s equity investment in subsidiaries was $71.30 billion and $65.74 billion, respectively, compared with its total shareholders’ equity of $77.36 billion and $70.71 billion, respectively.

Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA, Goldman Sachs Bank (Europe) PLC and GSEC subject to certain exceptions. In November 2008, we contributed subsidiaries into GS Bank USA, and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets.

Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and non-U.S. denominated debt.

Preferred Stock.  In October 2008, we issued to Berkshire Hathaway and certain affiliates 50,000 shares of 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock), and a five-year warrant to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share, for aggregate proceeds of $5.00 billion. The allocated carrying values of the warrant and the Series G Preferred Stock (based on their relative fair values on the date of issuance) were $1.14 billion and $3.86 billion, respectively. The Series G Preferred Stock is redeemable at the firm’s option, subject to the approval of the Federal Reserve Board, at a redemption value of $5.50 billion, plus accrued and unpaid dividends. Accordingly, upon a redemption in full at any time in the future of the Series G Preferred Stock, we would recognize a one-time preferred dividend of $1.64 billion (calculated as the difference between the carrying value and redemption value of the preferred stock), which would be recorded as a reduction to our earnings applicable to common shareholders and to our common shareholders’ equity in the period of redemption. Based on our December 2010 average diluted common shares outstanding and basic shares outstanding, the estimated impact to earnings per common share and book value per common share would be a reduction of approximately $2.80 and $3.00, respectively, in the period in which the redemption occurs in the future.

Contingency Capital Plan
Our contingency capital plan outlines the appropriate communication procedures to follow during a crisis period, including internal dissemination of information as well as ensuring timely communication with external stakeholders. It also provides a framework for analyzing and responding to a perceived or actual capital deficiency, including, but not limited to, identification of drivers of a capital deficiency, as well as mitigants and potential actions.

Equity Capital Management
Our objective is to maintain a sufficient level and optimal composition of equity capital. We principally manage our capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts and other subordinated debt as business conditions warrant and subject to any regulatory approvals. We manage our capital requirements principally by setting limits on balance sheet assets and/or limits on risk, in each case both at the consolidated and business levels. We attribute capital usage to each of our businesses based upon our internal risk-based capital and regulatory frameworks and manage the levels of usage based upon the balance sheet and risk limits established.

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

As of December 2010, under the Board’s existing share repurchase program, we can repurchase up to 35.6 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 and Note 19 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information on our repurchase program.

See Notes 16 and 19 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Other Capital Metrics
The table below presents information on our shareholders’ equity and book value per common share.

	As of December
$ in millions, except per share amounts	2010	2009

Total shareholders’ equity	$77,356	$70,714
Common shareholders’ equity	70,399	63,757
Tangible common shareholders’ equity	64,877	58,837
Book value per common share	128.72	117.48
Tangible book value per common share	118.63	108.42

Tangible common shareholders’ equity.  Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements. We believe that tangible common shareholders’ equity and tangible book value per common share are meaningful because they are measures that we and investors use to assess capital adequacy.

The table below presents the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of December
in millions	2010	2009

Total shareholders’ equity	$77,356	$70,714
Deduct: Preferred stock	(6,957)	(6,957)

Common shareholders’ equity	70,399	63,757
Deduct: Goodwill and identifiable intangible assets	(5,522)	(4,920)

Tangible common shareholders’ equity	$64,877	$58,837

Book value and tangible book value per common share.  Book value and tangible book value per common share are based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 546.9 million and 542.7 million as of December 2010 and December 2009, respectively.

Off-Balance-Sheet Arrangements
and Contractual Obligations

Off-Balance-Sheet Arrangements
We have various types of off-balance-sheet arrangements that we enter into in the ordinary course of business. Our involvement in these arrangements can take many different forms, including:

•	purchasing or retaining residual and other interests in special purpose entities such as mortgage-backed and other asset-backed securitization vehicles;

•	holding senior and subordinated debt, interests in limited and general partnerships, and preferred and common stock in other nonconsolidated vehicles;

•	entering into interest rate, foreign currency, equity, commodity and credit derivatives, including total return swaps;

•	entering into operating leases; and

•	providing guarantees, indemnifications, loan commitments, letters of credit and representations and warranties.

We enter into these arrangements for a variety of business purposes, including securitizations. The securitization vehicles that purchase mortgages, corporate bonds, and other types of financial assets are critical to the functioning of several significant investor markets, including the mortgage-backed and other asset-backed securities markets, since they offer investors access to specific cash flows and risks created through the securitization process.

We also enter into these arrangements to underwrite client securitization transactions; provide secondary market liquidity; make investments in performing and nonperforming debt, equity, real estate and other assets; provide investors with credit-linked and asset-repackaged notes; and receive or provide letters of credit to satisfy margin requirements and to facilitate the clearance and settlement process.

Our financial interests in, and derivative transactions with, such nonconsolidated entities are accounted for at fair value, in the same manner as our other financial instruments, except in cases where we apply the equity method of accounting.

When we transfer a security that has very little, if any, default risk under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security (such that we effectively no longer have a repurchase obligation) and we have relinquished control over the underlying security, we record such transactions as sales. These transactions are referred to as “repos to maturity.” We had no such transactions outstanding as of December 2010 or December 2009.

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in Part II, Items 7 and 8 of this Form 10-K. In addition, see Note 3 to the consolidated financial statements in

Part II, Item 8 of this Form 10-K for a discussion of our consolidation policies and recent accounting developments that affected these policies effective January 1, 2010.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-K

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Leases, letters of credit, and lending and other commitments	See below and Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Guarantees	See below and Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Derivatives	See Notes 4, 5, 7 and 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our unsecured long-term borrowings, secured long-term financings, time deposits, contractual interest payments and insurance agreements, all of which are included in our consolidated statement of financial condition. Our obligations to make future cash payments also include certain off-balance-sheet contractual obligations such as purchase obligations, minimum rental payments under noncancelable leases and commitments and guarantees.

The table below presents our contractual obligations, commitments and guarantees as of December 2010.

				2016-
in millions	2011	2012-2013	2014-2015	Thereafter	Total

Amounts related to on-balance-sheet obligations
Time deposits [1]	$—	$3,000	$1,292	$1,437	$5,729
Secured long-term financings [2]	—	8,994	2,791	2,063	13,848
Unsecured long-term borrowings [3]	—	49,922	35,061	89,416	174,399
Contractual interest payments [4]	6,807	12,287	9,107	30,115	58,316
Insurance liabilities [5]	634	1,105	993	8,226	10,958
Subordinated liabilities issued by consolidated VIEs	20	58	106	1,342	1,526

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	11,535	27,416	10,104	2,842	51,897
Contingent and forward starting resale and securities borrowing agreements	46,886	—	—	—	46,886
Forward starting repurchase and securities lending agreements	12,509	—	—	—	12,509
Underwriting commitments	835	—	—	—	835
Letters of credit	1,992	218	—	—	2,210
Investment commitments	2,583	5,877	1,860	773	11,093
Minimum rental payments	528	752	590	1,520	3,390
Purchase obligations	241	89	40	19	389
Derivative guarantees	278,204	262,222	42,063	57,413	639,902
Securities lending indemnifications	27,468	—	—	—	27,468
Other financial guarantees	415	1,372	299	788	2,874

1.	Excludes $2.78 billion of time deposits maturing within one year of our financial statement date.

2.	The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of debt raised through our William Street credit extension program, transfers of financial assets accounted for as financings rather than sales and certain other nonrecourse financings, exceeded their related fair value by $352 million.

3.	Includes an increase of $8.86 billion to the carrying amount of certain of our unsecured long-term borrowings related to fair value hedges. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $349 million.

4.	Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of December 2010. Includes stated coupons, if any, on structured notes.

5.	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

In the table above:

•	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded and are treated as short-term obligations.

•	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates and obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

•	Amounts included in the table do not necessarily reflect the actual future cash flow requirements for these arrangements because commitments and guarantees represent notional amounts and may expire unused or be reduced or cancelled at the counterparty’s request.

•	Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded. See Note 26 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our unrecognized tax benefits.

See Notes 15 and 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our short-term borrowings, and commitments and guarantees.

As of December 2010, our unsecured long-term borrowings were $174.40 billion, with maturities extending to 2060, and consisted principally of senior borrowings. See Note 16 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our unsecured long-term borrowings.

As of December 2010, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $3.39 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. For the year ended December 2010, total occupancy expenses for space held in excess of our current requirements were $130 million, which includes costs related to the transition to our new headquarters in New York City. In addition, in 2010, we incurred exit costs of $28 million, related to our office space (included in “Occupancy” and “Depreciation and amortization” in the consolidated statements of earnings). We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

Overview and Structure of Risk Management

Overview
We believe that effective risk management is of primary importance to the success of the firm. Accordingly, we have comprehensive risk management processes through which we monitor, evaluate and manage the risks we assume in conducting our activities. These include market, credit, liquidity, operational, legal, regulatory and reputational risk exposures. Our risk management framework is built around three core components: governance, processes and people.

Governance.  Risk management governance starts with our Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its Risk Committee, which consists of all of our independent directors. The Board also receives periodic updates on firmwide risks from our independent control and support functions. Next, at the most senior levels of the firm, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior managers lead and participate in risk-oriented committees, as do the leaders of our independent control and support functions — including those in internal audit, compliance, controllers, credit risk management, human capital management, legal, market risk management, operations, operational risk management, tax, technology and treasury.

The firm’s governance structure provides the protocol and responsibility for decision-making on risk management issues and ensures implementation of those decisions. We make extensive use of risk-related committees that meet regularly and serve as an important means to facilitate and foster ongoing discussions to identify, manage and mitigate risks.

We maintain strong communication about risk and we have a culture of collaboration in decision-making among the revenue-producing units, independent control and support functions, committees and senior management. While we believe that the first line of defense in managing risk rests with the managers in our revenue-producing units, we dedicate extensive resources to independent control and support functions in order to ensure a strong oversight structure and an appropriate segregation of duties.

Processes.  We maintain various processes and procedures that are critical components of our risk management. First and foremost is our daily discipline of marking substantially all of the firm’s inventory to current market levels. Goldman Sachs carries its inventory at fair value, with changes in valuation reflected immediately in our risk management systems and in net revenues. We do so because we believe this discipline is one of the most effective tools for assessing and managing risk and that it provides transparent and realistic insight into our financial exposures.

We also apply a rigorous framework of limits to control risk across multiple transactions, products, businesses and markets. This includes setting credit and market risk limits at a variety of levels and monitoring these limits on a daily basis. Limits are typically set at levels that will be periodically exceeded, rather than at levels which reflect our maximum risk appetite. This fosters an ongoing dialogue on risk among revenue-producing units, independent control and support functions, committees and senior management, as well as rapid escalation of risk-related matters. See “Market Risk Management” and “Credit Risk Management” for further information on our risk limits.

Active management of our positions is another important process. Proactive mitigation of our market and credit exposures minimizes the risk that we will be required to take outsized actions during periods of stress.

We also focus on the rigor and effectiveness of the firm’s risk systems. The goal of our risk management technology is to get the right information to the right people at the right time, which requires systems that are comprehensive, reliable and timely. We devote significant time and resources to our risk management technology to ensure that it consistently provides us with complete, accurate and timely information.

People.  Even the best technology serves only as a tool for helping to make informed decisions in real time about the risks we are taking. Ultimately, effective risk management requires our people to make ongoing portfolio interpretations and adjustments. In both our revenue-producing units and our independent control and support functions, the experience of our professionals, and their understanding of the nuances and limitations of each risk measure, guide the firm in assessing exposures and maintaining them within prudent levels.

Structure
Ultimate oversight of risk is the responsibility of the firm’s Board. The Board oversees risk both directly and through its Risk Committee. Within the firm, a series of committees with specific risk management mandates have oversight or decision-making responsibilities for risk management activities. Committee membership generally consists of senior managers from both our revenue-producing units and our independent control and support functions. We have established procedures for these committees to ensure that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees or working groups, are described below. In addition to these committees, we have other risk-oriented committees which provide oversight for different businesses, activities, products, regions and legal entities.

Membership of the firm’s risk committees is reviewed regularly and updated to reflect changes in the responsibilities of the committee members. Accordingly, the length of time that members serve on the respective committees varies as determined by the relevant committee charter or the committee chairs, and based on the responsibilities of the members within the firm.

In addition, independent control and support functions, which report to the chief financial officer, general counsels, chief administrative officer, or in the case of Internal Audit, to the Audit Committee of the Board, are responsible for day-to-day oversight of risk, as discussed in greater detail in the following sections.

The chart below presents an overview of our risk management governance structure, highlighting the oversight of our Board, our key risk-related committees and the independence of our control and support functions.

Management Committee.  The Management Committee oversees the global activities of the firm, including all of the firm’s independent control and support functions. It provides this oversight directly and through authority delegated to committees it has established. This committee is comprised of the most senior leaders of the firm, and is chaired by the firm’s chief executive officer. The Management Committee has established various committees with delegated authority and appoints the chairpersons of these committees (the chairpersons then appoint the other members of the committees). All of these committees (and other committees established by such committees) report, directly or indirectly, to the Management Committee. Most members of the Management Committee are also members of other firmwide, divisional and regional committees. The following are the committees established by the Management Committee that are principally involved in firmwide risk management.

Firmwide Client and Business Standards Committee.  The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, and is chaired by the firm’s president and chief operating officer. This committee also has responsibility for overseeing the implementation of the recommendations of the Business Standards Committee. This committee has established the following two committees that report to it and is responsible for appointing the chairpersons of these committees and other committee members:

•	Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by the firm’s head of operations and the chief administrative officer of our Investment Management Division.

•	Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across divisions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other firm committees. This committee is co-chaired by the firm’s international general counsel and the chief operating officer of our Investment Management Division.

Firmwide Risk Committee.  The Firmwide Risk Committee is responsible for the ongoing monitoring and control of the firm’s global financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by the firm’s chief financial officer and a senior managing director from the firm’s executive office. The Firmwide Risk Committee has established the Securities Division Risk Committee, the Credit Policy Committee and the Operational Risk Committee and the Management Committee established the Firmwide Finance Committee. All four of these committees report to the Firmwide Risk Committee, which is responsible for appointing the chairperson of the four committees, who then appoints the other committee members:

•	Securities Division Risk Committee. The Securities Division Risk Committee sets market risk limits, subject to overall firmwide risk limits, for our Fixed Income, Currency and Commodities Client Execution and Equities Client Execution businesses based on a number of risk measures, including VaR, stress tests, scenario analyses, and inventory levels. This committee is chaired by the chief risk officer of our Securities Division.

•	Credit Policy Committee. The Credit Policy Committee establishes and reviews broad credit policies and parameters that are implemented by our Credit Risk Management department (Credit Risk Management). This committee is chaired by the firm’s chief credit officer.

•	Operational Risk Committee. The Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies, framework and methodologies, and monitors the effectiveness of operational risk management. This committee is chaired by the chief risk officer of GS Bank USA.

•	Finance Committee. The Finance Committee has oversight of firmwide liquidity, the size and composition of our balance sheet and capital base, and our credit ratings. This committee regularly reviews our liquidity, balance sheet, funding position and capitalization, and makes adjustments in light of current events, risks and exposures, and regulatory requirements. This committee is also responsible for reviewing and approving balance sheet limits and the size of our GCE. This committee is co-chaired by the firm’s chief financial officer and the firm’s global treasurer.

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee, which also appoint the chairpersons of these committees (who then appoint the members of the committees).

•	Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related underwriting transactions, including related commitments of the firm’s capital. This committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis. This committee is chaired by the global head of the firm’s Financing Group and head of the firm’s independent control and support functions in Europe, Middle East and Africa.

•	Firmwide Commitments Committee. The Firmwide Commitments Committee reviews the firm’s underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the head of our Latin America Group and the head of the firm’s independent control and support functions in Europe, Middle East and Africa.

Investment Management Division Risk Committee.  The Investment Management Division Risk Committee is responsible for the ongoing monitoring and control of global market, counterparty credit and liquidity risks associated with the activities of our investment management businesses. The head of Investment Management Division risk management is the chair of this committee and appoints the other members.

Liquidity Risk

Liquidity is of critical importance to financial institutions. Most of the recent failures of financial institutions have occurred in large part due to insufficient liquidity. Accordingly, the firm has in place a comprehensive and conservative set of liquidity and funding policies to address both firm-specific and broader industry or market liquidity events. Our principal objective is to be able to fund the firm and to enable our core businesses to continue to generate revenues, even under adverse circumstances.

We manage liquidity risk according to the following principles:

Excess Liquidity.  We maintain substantial excess liquidity to meet a broad range of potential cash outflows and collateral needs in a stressed environment.

Asset-Liability Management.  We assess anticipated holding periods for our assets and their potential illiquidity in a stressed environment. We manage the maturities and diversity of our funding across markets, products and counterparties; and seek to maintain liabilities of appropriate tenor relative to our asset base.

Contingency Funding Plan.  We maintain a contingency funding plan to provide a framework for analyzing and responding to a liquidity crisis situation or periods of market stress. This framework sets forth the plan of action to fund normal business activity in emergency and stress situations. These principles are discussed in more detail below.

Excess Liquidity
Our most important liquidity policy is to pre-fund our estimated potential cash needs during a liquidity crisis and hold this excess liquidity in the form of unencumbered, highly liquid securities and cash instruments. We believe that this global core excess would be readily convertible to cash in a matter of days, through liquidation, by entering into repurchase agreements or from maturities of reverse repurchase agreements, and that this cash would allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets.

As of December 2010 and December 2009, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $174.78 billion and $170.69 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including but not limited to a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of December 2010 was appropriate.

Beginning with the fourth quarter of 2010, our GCE, which was previously reported at loan value, is now reported at fair value. The differences between the loan value and fair value were not material and prior periods are presented on a comparable basis.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
	Year Ended December
in millions	2010	2009

U.S. dollar-denominated	$130,072	$122,083
Non-U.S. dollar-denominated	37,942	45,987

Total	$168,014	$168,070

The U.S. dollar-denominated excess is composed of unencumbered U.S. government obligations, U.S. agency obligations and highly liquid U.S. agency mortgage-backed obligations, all of which are eligible as collateral in Federal Reserve open market operations and certain overnight U.S. dollar cash deposits. The non-U.S. dollar-denominated excess is composed of only unencumbered French, German, United Kingdom and Japanese government obligations and certain overnight cash deposits in highly liquid currencies. We strictly limit our excess liquidity to this narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity, such as lower-quality unencumbered securities or committed credit facilities, in our GCE.

The table below presents the fair value of our GCE by asset class.

	Average for the
	Year Ended December
in millions	2010	2009

Overnight cash deposits	$25,040	$21,341
Federal funds sold	75	374
U.S. government obligations	102,937	87,121
U.S. federal agency obligations and highly liquid U.S. federal agency mortgage-backed obligations	3,194	14,797
French, German, United Kingdom and Japanese government obligations	36,768	44,437

Total	$168,014	$168,070

The GCE is held at Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the
	Year Ended December
in millions	2010	2009

Group Inc.	$53,757	$55,185
Major broker-dealer subsidiaries	69,223	71,438
Major bank subsidiaries	45,034	41,447

Total	$168,014	$168,070

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

•	Focus must be maintained on all potential cash and collateral outflows, not just disruptions to financing flows. Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.

•	During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change.

•	As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and have larger debt balances than our businesses would otherwise require. We believe that our liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our total assets and our funding costs.

We believe that our GCE provides us with a resilient source of funds that would be available in advance of potential cash and collateral outflows and gives us significant flexibility in managing through a difficult funding environment.

In order to determine the appropriate size of our GCE, we use an internal liquidity model, referred to as the Modeled Liquidity Outflow, which captures and quantifies the firm’s liquidity risks. We also consider other factors including but not limited to a qualitative assessment of the condition of the financial markets and the firm.

We distribute our GCE across subsidiaries, asset types, and clearing agents to provide us with sufficient operating liquidity to ensure timely settlement in all major markets, even in a difficult funding environment.

We maintain our GCE to enable us to meet current and potential liquidity requirements of our parent company, Group Inc., and our major broker-dealer and bank subsidiaries. The Modeled Liquidity Outflow incorporates a consolidated requirement as well as a standalone requirement for each of our major broker-dealer and bank subsidiaries. Liquidity held directly in each of these subsidiaries is intended for use only by that subsidiary to meet its liquidity requirements and is assumed not to be available to Group Inc. unless (i) legally provided for and (ii) there are no additional regulatory, tax or other restrictions. We hold a portion of our GCE directly at Group Inc. to support consolidated requirements not accounted for in the major subsidiaries. In addition to the GCE held at our major broker-dealer and bank subsidiaries, we maintain operating cash balances in several of our other operating entities, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $72.98 billion and $71.82 billion for the years ended December 2010 and December 2009, respectively. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in a short-term stress scenario.

Modeled Liquidity Outflow.  Our Modeled Liquidity Outflow is based on a scenario that includes both a market-wide stress and a firm-specific stress, characterized by some or all of the following elements:

•	Global recession, default by a medium-sized sovereign, low consumer and corporate confidence, and general financial instability.

•	Severely challenged market environment with material declines in equity markets and widening of credit spreads.

•	Damaging follow-on impacts to financial institutions leading to the failure of a large bank.

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure, and/or a ratings downgrade.

The following are the critical modeling parameters of the Modeled Liquidity Outflow:

•	Liquidity needs over a 30-day scenario.

•	A two-notch downgrade of the firm’s long-term senior unsecured credit ratings.

•	No support from government funding facilities. Although we have access to various central bank funding programs, we do not assume reliance on them as a source of funding in a liquidity crisis.

•	A combination of contractual outflows, such as upcoming maturities of unsecured debt, and contingent outflows (e.g., actions though not contractually required, we may deem necessary in a crisis). We assume that most contingent outflows will occur within the initial days and weeks of a crisis.

•	No diversification benefit across liquidity risks. We assume that liquidity risks are additive.

•	Maintenance of our normal business levels. We do not assume asset liquidation, other than the GCE.

The Modeled Liquidity Outflow is calculated and reported to senior management on a daily basis. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

The potential contractual and contingent cash and collateral outflows covered in our Modeled Liquidity Outflow include:

Unsecured Funding

•	Contractual: All upcoming maturities of unsecured long-term debt, commercial paper, promissory notes and other unsecured funding products. We assume that we will be unable to issue new unsecured debt or rollover any maturing debt.

•	Contingent: Repurchases of our outstanding long-term debt, commercial paper and hybrid financial instruments in the ordinary course of business as a market maker.

Deposits

•	Contractual: All upcoming maturities of term deposits. We assume that we will be unable to raise new term deposits or rollover any maturing term deposits.

•	Contingent: Withdrawals of bank deposits that have no contractual maturity. The withdrawal assumptions reflect, among other factors, the type of deposit, whether the deposit is insured or uninsured, and the firm’s relationship with the depositor.

Secured Funding

•	Contractual: A portion of upcoming contractual maturities of secured funding trades due to either the inability to refinance or the ability to refinance only at wider haircuts (i.e., on terms which require us to post additional collateral). Our assumptions reflect, among other factors, the quality of the underlying collateral and counterparty concentration.

•	Contingent: A decline in value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives.

•	Contingent: Other outflows of cash or collateral related to OTC derivatives, including the impact of trade terminations, collateral substitutions, collateral disputes, collateral calls or termination payments required by a two-notch downgrade in our credit ratings, and collateral that has not been called by counterparties, but is available to them.

Exchange-Traded Derivatives

•	Contingent: Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded derivatives.

•	Contingent: An increase in initial margin and guaranty fund requirements by derivative clearing houses.

Customer Cash and Securities

•	Contingent: Liquidity outflows associated with our prime brokerage business, including withdrawals of customer credit balances, and a reduction in customer short positions, which serve as a funding source for long positions.

Unfunded Commitments

•	Contingent: Draws on our unfunded commitments. Draw assumptions reflect, among other things, the type of commitment and counterparty.

Other

•	Other upcoming large cash outflows, such as tax payments.

Asset-Liability Management
Our liquidity risk management policies are designed to ensure we have a sufficient amount of financing, even when funding markets experience persistent stress. We seek to maintain a long-dated and diversified funding profile, taking into consideration the characteristics and liquidity profile of our assets.

Our approach to asset-liability management includes:

•	Conservatively managing the overall characteristics of our funding book, with a focus on maintaining long-term, diversified sources of funding in excess of our current requirements. See “Balance Sheet and Funding Sources — Funding Sources” for additional details.

•	Actively managing and monitoring our asset base, with particular focus on the liquidity, holding period and our ability to fund assets on a secured basis. This enables us to determine the most appropriate funding products and tenors. Less liquid assets are more difficult to fund and therefore require funding that has longer tenors with a greater proportion of unsecured debt. For more detail on our balance sheet management process, please see “Balance Sheet and Funding Sources — Balance Sheet Management.”

•	Raising secured and unsecured financing that has a sufficiently longer term than the anticipated holding period of our assets. This reduces the risk that our liabilities will come due in advance of our ability to generate liquidity from the sale of our assets. Because we maintain a highly liquid balance sheet, the holding period of certain of our assets may be materially shorter than their contractual maturity dates.

Our goal is to have sufficient total capital (unsecured long-term borrowings plus total shareholders’ equity) so that we can avoid reliance on asset sales (other than our GCE). However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis. The target amount of our total capital is based on an internal funding model which incorporates the following long-term financing requirements:

•	The portion of financial instruments owned, at fair value that we believe could not be funded on a secured basis in periods of market stress, assuming stressed fair values.

•	Goodwill and identifiable intangible assets, property, leasehold improvements and equipment, and other illiquid assets.

•	Derivative and other margin and collateral requirements.

•	Anticipated draws on our unfunded loan commitments.

•	Regulatory requirements to hold capital or other forms of financing in excess of what we would otherwise hold in regulated subsidiaries.

Subsidiary Funding Policies.  The majority of our unsecured funding is raised by Group Inc. which lends the necessary funds to its subsidiaries, some of which are regulated, to meet their asset financing, liquidity and capital requirements. In addition, Group Inc. provides its regulated subsidiaries with the necessary capital to meet their regulatory requirements. The benefits of this approach to subsidiary funding are enhanced control and greater flexibility to meet the funding requirements of our subsidiaries. Funding is also raised at the subsidiary level through a variety of products, including secured funding, unsecured borrowings and deposits.

Our intercompany funding policies assume that, unless legally provided for, a subsidiary’s funds or securities are not freely available to its parent company or other subsidiaries. In particular, many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Group Inc. Regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on its obligations. Accordingly, we assume that the capital provided to our regulated subsidiaries is not available to Group Inc. or other subsidiaries and any other financing provided to our regulated subsidiaries is not available until the maturity of such financing.

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2010, Group Inc. had $30.80 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $22.67 billion invested in GSI, a regulated U.K. broker-dealer; $2.72 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; $3.43 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $23.80 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also had $81.93 billion of unsubordinated loans and $12.62 billion of collateral provided to these entities as of December 2010 and significant amounts of capital invested in and loans to its other regulated subsidiaries.

Contingency Funding Plan
The Goldman Sachs contingency funding plan sets out the plan of action we would use to fund business activity in crisis situations and periods of market stress. The contingency funding plan outlines a list of potential risk factors, key reports and metrics that are reviewed on an ongoing basis to assist in assessing the severity of, and managing through, a liquidity crisis and/or market dislocation. The contingency funding plan also describes in detail the firm’s potential responses if our assessments indicate that the firm has entered a liquidity crisis, which include pre-funding for what we estimate will be our potential cash and collateral needs as well as utilizing secondary sources of liquidity. Mitigants and action items to address specific risks which may arise are also described and assigned to individuals responsible for execution.

The contingency funding plan identifies key groups of individuals to foster effective coordination, control and distribution of information, all of which are critical in the management of a crisis or period of market stress. The contingency funding plan also details the responsibilities of these groups and individuals, which include making and disseminating key decisions, coordinating all contingency activities throughout the duration of the crisis or period of market stress, implementing liquidity maintenance activities and managing internal and external communication.

Credit Ratings
The table below presents our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) and outlook as of December 2010.

	Short-Term		Long-Term		Subordinated	Trust	Preferred	Rating
	Debt		Debt		Debt	Preferred [1]	Stock [2]	Outlook

DBRS, Inc.	R-1 (middle	)	A (high	)	A	A	BBB	Stable	[5]
Fitch, Inc. [3]	F1+		A+		A	A-	A-	Negative	[6]
Moody’s Investors Service [4]	P-1		A1		A2	A3	Baa2	Negative	[7]
Standard & Poor’s Ratings Services	A-1		A		A-	BBB-	BBB-	Negative	[7]
Rating and Investment Information, Inc.	a-1+		AA-		A+	Not Applicable	Not Applicable	Negative	[8]

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes Group Inc.’s non-cumulative preferred stock and the Normal Automatic Preferred Enhanced Capital Securities (APEX) issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

3.	GS Bank USA has been assigned a rating of AA- for long-term bank deposits, F1+ for short-term bank deposits and A+ for long-term issuer.

4.	GS Bank USA has been assigned a rating of Aa3 for long-term bank deposits, P-1 for short-term bank deposits and Aa3 for long-term issuer.

5.	Applies to long-term and short-term ratings.

6.	Applies to long-term issuer default ratings.

7.	Applies to long-term ratings.

8.	Applies to issuer rating.

We rely on the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Certain Risk Factors That May Affect Our Businesses,” and “Risk Factors” in Part I, Item 1A of this Form 10-K for a discussion of the risks associated with a reduction in our credit ratings.

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	our liquidity, market, credit and operational risk management practices;

•	the level and variability of our earnings;

•	our capital base;

•	our franchise, reputation and management;

•	our corporate governance; and

•	the external operating environment, including the assumed level of government support.

We allocate a portion of our GCE to ensure we would be able to make the additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. The table below presents the additional collateral or termination payments that could have been called at the reporting date by counterparties in the event of a one-notch and two-notch downgrade in our credit ratings.

	As of December
in millions	2010	2009

Additional collateral or termination payments for a one-notch downgrade	$1,353	$1,117
Additional collateral or termination payments for a two-notch downgrade	2,781	2,364

The Basel Committee on Banking Supervision’s international framework for liquidity risk measurement, standards and monitoring calls for imposition of a liquidity coverage ratio, designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets based on expected cash outflows under an acute liquidity stress scenario, and a net stable funding ratio, designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. The liquidity coverage ratio would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the net stable funding ratio would not be introduced as a requirement until January 1, 2018. While the principles behind the new framework are broadly consistent with our current liquidity management framework, it is possible that the implementation of these standards could impact our liquidity and funding requirements and practices.

Cash Flows
As a global financial institution, our cash flows are complex and bear little relation to our net earnings and net assets. Consequently, we believe that traditional cash flow analysis is less meaningful in evaluating our liquidity position than the excess liquidity and asset-liability management policies described above. Cash flow analysis may, however, be helpful in highlighting certain macro trends and strategic initiatives in our businesses.

Year Ended December 2010.  Our cash and cash equivalents increased by $1.50 billion to $39.79 billion at the end of 2010. We generated $7.84 billion in net cash from financing activities primarily from net proceeds from issuances of short-term secured financings. We used net cash of $6.34 billion for operating and investing activities, primarily to fund an increase in securities purchased under agreements to resell and an increase in cash and securities segregated for regulatory and other purposes, partially offset by cash generated from a decrease in securities borrowed.

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

Market Risk Management

Overview
Market risk is the risk of loss in the value of our inventory due to changes in market prices. We hold inventory primarily for market making for our clients and for our investing and lending activities. Our inventory therefore changes based on client demands and our investment opportunities. Our inventory is accounted for at fair value and therefore fluctuates on a daily basis. Categories of market risk include the following:

•	Interest rate risk: primarily results from exposures to changes in the level, slope and curvature of yield curves, the volatilities of interest rates, mortgage prepayment speeds and credit spreads.

•	Equity price risk: results from exposures to changes in prices and volatilities of individual equities, baskets of equities and equity indices.

•	Currency rate risk: results from exposures to changes in spot prices, forward prices and volatilities of currency rates.

•	Commodity price risk: results from exposures to changes in spot prices, forward prices and volatilities of commodities, such as electricity, natural gas, crude oil, petroleum products, and precious and base metals.

Market Risk Management Process
We manage our market risk by diversifying exposures, controlling position sizes and establishing economic hedges in related securities or derivatives. This includes:

•	accurate and timely exposure information incorporating multiple risk metrics;

•	a dynamic limit setting framework; and

•	constant communication among revenue-producing units, risk managers and senior management.

Market Risk Management, which is independent of the revenue-producing units and reports to the firm’s chief risk officer, has primary responsibility for assessing, monitoring and managing market risk at the firm. We monitor and control risks through strong firmwide oversight and independent control and support functions across the firm’s global businesses.

Managers in revenue-producing units are accountable for managing risk within prescribed limits. These managers have in-depth knowledge of their positions, of markets and the instruments available to hedge their exposures.

Managers in revenue-producing units and Market Risk Management discuss market information, positions and estimated risk and loss scenarios on an ongoing basis.

Risk Measures
Market Risk Management produces risk measures and monitors them against market risk limits set by our firm’s risk committees. These measures reflect an extensive range of scenarios and the results are aggregated at trading desk, business and firmwide levels.

We use a variety of risk measures to estimate the size of potential losses for both moderate and more extreme market moves over both short-term and long-term time horizons. Risk measures used for shorter-term periods include VaR and sensitivity metrics. For longer-term horizons, our primary risk measures are stress tests. Our risk reports detail key risks, drivers and changes for each desk and business, and are distributed daily to senior management of both our revenue-producing units and our independent control and support functions.

Systems
We have made a significant investment in technology to monitor market risk including:

•	an independent calculation of VaR and stress measures;

•	risk measures calculated at individual position levels;

•	attribution of risk measures to individual risk factors of each position;

•	the ability to report many different views of the risk measures (e.g., by desk, business, product type or legal entity); and

•	the ability to produce ad hoc analyses in a timely manner.

Value-at-Risk
VaR is the potential loss in value of inventory positions due to adverse market movements over a defined time horizon with a specified confidence level. We typically employ a one-day time horizon with a 95% confidence level. Thus, we would expect to see reductions in the fair value of inventory positions at least as large as the reported VaR once per month. The VaR model captures risks including interest rates, equity prices, currency rates and commodity prices. As such, VaR facilitates comparison across portfolios of different risk characteristics. VaR also captures the diversification of aggregated risk at the firmwide level.

Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme.

•	VaR does not take account of the relative liquidity of different risk positions.

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

The historical data used in our VaR calculation is weighted to give greater importance to more recent observations and reflect current asset volatilities. This improves the accuracy of our estimates of potential loss. As a result, even if our inventory positions were unchanged, our VaR would increase with increasing market volatility and vice versa.

Given its reliance on historical data, VaR is most effective in estimating risk exposures in markets in which there are no sudden fundamental changes or shifts in market conditions.

We evaluate the accuracy of our VaR model through daily backtesting (i.e., comparing daily trading net revenues to the VaR measure calculated as of the prior business day) at the firmwide level and for each of our businesses and major regulated subsidiaries.

VaR does not include:

•	positions that are best measured and monitored using sensitivity measures; and

•	the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected.

Stress Testing
We use stress testing to examine risks of specific portfolios as well as the potential impact of significant risk exposures across the firm. We use a variety of scenarios to calculate the potential loss from a wide range of market moves on the firm’s portfolios. These scenarios include the default of single corporate or sovereign entities, the impact of a move in a single risk factor across all positions (e.g., equity prices or credit spreads) or a combination of two or more risk factors.

Unlike VaR measures, which have an implied probability because they are calculated at a specified confidence level, there is generally no implied probability that our stress test scenarios will occur. Instead, stress tests are used to model both moderate and more extreme moves in underlying market factors. When estimating potential loss, we generally assume that our positions cannot be reduced or hedged (although experience demonstrates that we are generally able to do so).

Stress test scenarios are conducted on a regular basis as part of the firm’s routine risk management process and on an ad hoc basis in response to market events or concerns. Stress testing is an important part of the firm’s risk management process because it allows us to highlight potential loss concentrations, undertake risk/reward analysis, and assess and mitigate our risk positions.

Limits
We use risk limits at various levels in the firm (including firmwide, product and business) to govern risk appetite by controlling the size of our exposures to market risk. Limits are reviewed frequently and amended on a permanent or temporary basis to reflect changing market conditions, business conditions or tolerance for risk.

The Firmwide Risk Committee sets market risk limits at firmwide and product levels and our Securities Division Risk Committee sets sub-limits for market-making and investing activities at a business level. The purpose of the firmwide limits is to assist senior management in controlling the firm’s overall risk profile. Sub-limits set the desired maximum amount of exposure that may be managed by any particular business on a day-to-day basis without additional levels of senior management approval, effectively leaving day-to-day trading decisions to individual desk managers and traders. Accordingly, sub-limits are a management tool designed to ensure appropriate escalation rather than to establish maximum risk tolerance. Sub-limits also distribute risk among various businesses in a manner that is consistent with their level of activity and client demand, taking into account the relative performance of each area.

Our market risk limits are monitored daily by Market Risk Management, which is responsible for identifying and escalating, on a timely basis, instances where limits have been exceeded. The business-level limits that are set by the Securities Division Risk Committee are subject to the same scrutiny and limit escalation policy as the firmwide limits.

When a risk limit has been exceeded (e.g., due to changes in market conditions, such as increased volatilities or changes in correlations), it is reported to the appropriate risk committee and a discussion takes place with the relevant desk managers, after which either the risk position is reduced or the risk limit is temporarily or permanently increased.

Metrics
We analyze VaR at the firmwide level and a variety of more detailed levels, including by risk category, business, and region. The tables below present average daily VaR and year-end VaR by risk category.

Average Daily VaR

	Year Ended
in millions	December	December	November
Risk Categories	2010	2009	2008

Interest rates	$93	$176	$142
Equity prices	68	66	72
Currency rates	32	36	30
Commodity prices	33	36	44
Diversification effect [1]	(92)	(96)	(108)

Total	$134	$218	$180

1.	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR decreased to $134 million in 2010 from $218 million in 2009, principally due to a decrease in the interest rates category which was primarily due to reduced exposures, lower levels of volatility and tighter spreads.

Our average daily VaR increased to $218 million in 2009 from $180 million in 2008, principally due to an increase in the interest rates category and a reduction in the diversification benefit across risk categories, partially offset by a decrease in the commodity prices category. The increase in the interest rates category was primarily due to wider spreads. The decrease in the commodity prices category was primarily due to lower energy prices.

Year-End VaR and High and Low VaR

			Year Ended
in millions	As of December		December 2010
Risk Categories	2010	2009	High	Low

Interest rates	$78	$122	$123	$76
Equity prices	51	99	186	39
Currency rates	27	21	62	14
Commodity prices	25	33	62	18
Diversification effect [1]	(70)	(122)

Total	$111	$153	$223	$105

1.	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR decreased to $111 million as of December 2010 from $153 million as of December 2009, principally due to a decrease in the equity prices and interest rates categories, partially offset by a decrease in the diversification benefit across risk categories. The decreases in the equity prices and interest rates categories were primarily due to reduced exposures and lower levels of volatility.

During the year ended December 2010, the firmwide VaR risk limit was exceeded on one occasion in order to facilitate a client transaction and was resolved by a reduction in the risk position on the following day. Separately, during the year ended December 2010, the firmwide VaR risk limit was reduced on one occasion reflecting lower risk utilization.

During the year ended December 2009, the firmwide VaR risk limit was exceeded on two successive days. It was resolved by a reduction in the risk position without a permanent or temporary VaR limit increase. Separately, during the year ended December 2009, the firmwide VaR risk limit was raised on one occasion and reduced on two occasions as a result of changes in the risk utilization and the market environment.

The chart below reflects the VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the year ended December 2010.

As noted above, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on two occasions during 2010. Trading losses incurred on a single day did not exceed our 95% one-day VaR during 2009.

Sensitivity Measures

As noted above, certain portfolios and individual positions are not included in VaR because VaR is not the most appropriate risk measure. The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in asset value. The market risk related to our investment in the ordinary shares of ICBC excludes interests held by investment funds managed by Goldman Sachs.

The table below presents market risk for positions that are not included in VaR. These measures do not reflect diversification benefits across asset categories and therefore have not been aggregated.

Asset Categories	10% Sensitivity Measure	10% Sensitivity

		Amount as of December
in millions		2010	2009

ICBC	ICBC ordinary share price	$286	$298
Equity (excluding ICBC) [1]	Underlying asset value	2,529	2,307
Debt [2]	Underlying asset value	1,655	1,579

1.	Relates to private and restricted public equity securities, including interests in firm-sponsored funds that invest in corporate equities and real estate and interests in firm-sponsored hedge funds.

2.	Relates to corporate bank debt, loans backed by commercial and residential real estate, and other corporate debt, including acquired portfolios of distressed loans and interests in our firm-sponsored funds that invest in corporate mezzanine and senior debt instruments.

As noted above, VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity of our net revenues to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $5 million gain as of December 2010. In addition, the estimated sensitivity of our net revenues to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was an $8 million gain (including hedges) as of December 2010.

In addition to the positions included in VaR and the sensitivity measures described above, as of December 2010, we held $3.67 billion of securities accounted for as available-for-sale, primarily consisting of $1.69 billion of corporate debt securities, the majority of which will mature after five years, with an average yield of 6%, $670 million of mortgage and other asset-backed loans and securities, which will mature after ten years with an average yield of 11%, and $637 million of U.S. government and federal agency obligations, the majority of which will mature after ten years with an average yield of 4%. As of December 2009, we held $3.86 billion of securities accounted for as available-for-sale, primarily consisting of $1.64 billion of corporate debt securities, the majority of which will mature after five years, with an average yield of 6%, $950 million of U.S. government and federal agency obligations, the majority of which will mature after ten years with an average yield of 4%, and $638 million of mortgage and other asset-backed loans and securities, the majority of which will mature after ten years with an average yield of 15%.

In addition, as of December 2010, we held money market instruments, commitments and loans under the William Street credit extension program. See Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our William Street credit extension program.

Additionally, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 12 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information on “Other assets.”

Credit Risk Management

Overview
Credit risk represents the potential for loss due to the default or deterioration in credit quality of a counterparty (e.g., an OTC derivatives counterparty or a borrower) or an issuer of securities or other instruments we hold. Our exposure to credit risk comes mostly from client transactions in OTC derivatives and loans and lending commitments. Credit risk also comes from cash placed with banks, securities financing transactions (i.e., resale and repurchase agreements and securities borrowing and lending activities) and receivables from brokers, dealers, clearing organizations, customers and counterparties.

Credit Risk Management, which is independent of the revenue-producing units and reports to the firm’s chief risk officer, has primary responsibility for assessing, monitoring and managing credit risk at the firm. The Credit Policy Committee and the Firmwide Risk Committee establish and review credit policies and parameters. In addition, we hold other positions that give rise to credit risk (e.g., bonds held in our inventory and secondary bank loans). These credit risks are captured as a component of market risk measures, which are monitored and managed by Market Risk Management, consistent with other inventory positions.

Policies authorized by the Firmwide Risk Committee and the Credit Policy Committee prescribe the level of formal approval required for the firm to assume credit exposure to a counterparty across all product areas, taking into account any enforceable netting provisions, collateral or other credit risk mitigants.

Credit Risk Management Process
Effective management of credit risk requires accurate and timely information, a high level of communication and knowledge of customers, countries, industries and products. Our process for managing credit risk includes:

•	approving transactions and setting and communicating credit exposure limits;

•	monitoring compliance with established credit exposure limits;

•	assessing the likelihood that a counterparty will default on its payment obligations;

•	measuring the firm’s current and potential credit exposure and losses resulting from counterparty default;

•	reporting of credit exposures to senior management, the Board and regulators;

•	use of credit risk mitigants, including collateral and hedging; and

•	communication and collaboration with other independent control and support functions such as operations, legal and compliance.

As part of the risk assessment process, Credit Risk Management performs credit reviews which include initial and ongoing analyses of our counterparties. A credit review is an independent judgment about the capacity and willingness of a counterparty to meet its financial obligations. For substantially all of our credit exposures, the core of our process is an annual counterparty review. A counterparty review is a written analysis of a counterparty’s business profile and financial strength resulting in an internal credit rating which represents the probability of default on financial obligations to the firm. The determination of internal credit ratings incorporates assumptions with respect to the counterparty’s future business performance, the nature and outlook for the counterparty’s industry, and the economic environment. Senior personnel within Credit Risk Management, with expertise in specific industries, inspect and approve credit reviews and internal credit ratings.

Our global credit risk management systems capture credit exposure to individual counterparties and on an aggregate basis to counterparties and their subsidiaries (economic groups). These systems also provide management with comprehensive information on our aggregate credit risk by product, internal credit rating, industry, country and region.

Risk Measures and Limits
We measure our credit risk based on the potential loss in an event of non-payment by a counterparty. For derivatives and securities financing transactions, the primary measure is potential exposure, which is our estimate of the future exposure that could arise over the life of a transaction based on market movements within a specified confidence level. Potential exposure takes into account netting and collateral arrangements. For loans and lending commitments, the primary measure is a function of the notional amount of the position. We also monitor credit risk in terms of current exposure, which is the amount presently owed to the firm after taking into account applicable netting and collateral.

We use credit limits at various levels (counterparty, economic group, industry, country) to control the size of our credit exposures. Limits for counterparties and economic groups are reviewed regularly and revised to reflect changing appetites for a given counterparty or group of counterparties. Limits for industries and countries are based on the firm’s risk tolerance and are designed to allow for regular monitoring, review, escalation and management of credit risk concentrations.

Stress Tests/Scenario Analysis
We use regular stress tests to calculate the credit exposures, including potential concentrations that would result from applying shocks to counterparty credit ratings or credit risk factors (e.g., currency rates, interest rates, equity prices). These shocks include a wide range of moderate and more extreme market movements. Some of our stress tests include shocks to multiple risk factors, consistent with the occurrence of a severe market or economic event. Unlike potential exposure, which is calculated within a specified confidence level, with a stress test there is generally no assumed probability of these events occurring.

We run stress tests on a regular basis as part of our routine risk management processes and conduct tailored stress tests on an ad hoc basis in response to market developments. Stress tests are regularly conducted jointly with the firm’s market and liquidity risk functions.

Risk Mitigants
To reduce our credit exposures on derivatives and securities financing transactions, we may enter into netting agreements with counterparties that permit us to offset receivables and payables with such counterparties. We may also reduce credit risk with counterparties by entering into agreements that enable us to obtain collateral from them on an upfront or contingent basis and/or to terminate transactions if the counterparty’s credit rating falls below a specified level.

For loans and lending commitments, we typically employ a variety of potential risk mitigants, depending on the credit quality of the borrower and other characteristics of the transaction. Risk mitigants include: collateral provisions, guarantees, covenants, structural seniority of the bank loan claims and, for certain lending commitments, provisions in the legal documentation that allow the firm to adjust loan amounts, pricing, structure and other terms as market conditions change. The type and structure of risk mitigants employed can significantly influence the degree of credit risk involved in a loan.

When we do not have sufficient visibility into a counterparty’s financial strength or when we believe a counterparty requires support from its parent company, we may obtain third-party guarantees of the counterparty’s obligations. We may also mitigate our credit risk using credit derivatives or participation agreements.

Credit Exposures
The firm’s credit exposures are described further below.

Cash and Cash Equivalents.  Cash and cash equivalents include both interest-bearing and non-interest bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly rated banks and central banks.

OTC Derivatives.  Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement.

Derivatives are accounted for at fair value net of cash collateral received or posted under credit support agreements. As credit risk is an essential component of fair value, the firm includes a credit valuation adjustment (CVA) in the fair value of derivatives to reflect counterparty credit risk, as described in Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K. CVA is a function of the present value of expected exposure, the probability of counterparty default and the assumed recovery upon default.

The tables below present the distribution of our exposure to OTC derivatives by tenor, based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives, both before and after the effect of collateral and netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

in millions	As of December 2010
			5 Years				Exposure
	0-12	1-5	or				Net of
Credit Rating Equivalent	Months	Years	Greater	Total	Netting [1]	Exposure	Collateral

AAA/Aaa	$504	$728	$2,597	$3,829	$(491)	$3,338	$3,088
AA/Aa2	5,234	8,875	15,579	29,688	(18,167)	11,521	6,935
A/A2	13,556	38,522	49,568	101,646	(74,650)	26,996	16,839
BBB/Baa2	3,818	18,062	19,625	41,505	(27,832)	13,673	8,182
BB/Ba2 or lower	3,583	5,382	3,650	12,615	(4,553)	8,062	5,439
Unrated	709	1,081	332	2,122	(20)	2,102	1,539

Total	$27,404	$72,650	$91,351	$191,405	$(125,713)	$65,692	$42,022

in millions	As of December 2009
			5 Years				Exposure
	0-12	1-5	or				Net of
Credit Rating Equivalent	Months	Years	Greater	Total	Netting [1]	Exposure	Collateral

AAA/Aaa	$2,020	$3,157	$5,917	$11,094	$(5,446)	$5,648	$5,109
AA/Aa2	5,285	10,745	14,686	30,716	(18,295)	12,421	8,735
A/A2	22,707	47,891	58,332	128,930	(104,804)	24,126	20,111
BBB/Baa2	4,402	8,300	10,231	22,933	(10,441)	12,492	6,202
BB/Ba2 or lower	4,444	9,438	2,979	16,861	(4,804)	12,057	7,381
Unrated	484	977	327	1,788	(110)	1,678	1,161

Total	$39,342	$80,508	$92,472	$212,322	$(143,900)	$68,422	$48,699

1.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements, and the netting of cash collateral received under credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category.

Lending Activities.  We manage the firm’s traditional credit origination activities, including funded loans, lending commitments and the William Street credit extension program, using the credit risk process, measures and limits described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.

Resale Agreements and Securities Borrowed.  The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced to the counterparty exceeds the value of the collateral received. Therefore, the firm’s credit exposure on these transactions is significantly lower than the amounts recorded on the consolidated statement of financial condition (which represent fair value or contractual value before consideration of collateral received). The firm also has credit exposure on repurchase agreements and securities loaned, which are liabilities on our consolidated statement of financial condition, to the extent that the value of collateral pledged to the counterparty for these transactions exceeds the amount of cash received.

Other Credit Exposures.  The firm is exposed to credit risk from its receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables.

Credit Exposures
The tables below present the firm’s credit exposures related to cash, OTC derivatives, loans and lending commitments associated with traditional credit origination activities, and securities financing transactions, broken down by industry, region and internal credit rating.

During the year ended December 2010, total credit exposures increased by $10.51 billion reflecting an increase in loans and lending commitments. This increase was primarily attributable to an increase in lending activity and a modest increase in average commitment size. During the year ended December 2010, incidence of counterparty default and the associated credit losses have declined compared with the year ended December 2009. The credit quality of the overall portfolio as of December 2010 is relatively unchanged although OTC derivative exposure to non-investment-grade counterparties declined approximately 25% from December 2009.

Credit Exposure by Industry

					Loans and		Securities
					Lending		Financing
	Cash		OTC Derivatives		Commitments [1]		Transactions [2]		Total
	As of December		As of December		As of December		As of December		As of December
in millions	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Asset Managers & Funds	$—	$—	$8,760	$8,994	$1,317	$508	$4,999	$5,074	$15,076	$14,576
Banks, Brokers & Other Financial Institutions	11,020	9,516	23,255	18,484	3,485	1,984	5,592	3,923	43,352	33,907
Consumer Products, Non-Durables, and Retail	—	—	1,082	1,083	8,141	7,440	—	—	9,223	8,523
Government & Central Banks	28,766	28,696	11,705	14,373	1,370	349	2,401	1,724	44,242	45,142
Healthcare & Education	—	—	2,161	1,851	5,754	5,053	199	181	8,114	7,085
Insurance	1	—	2,462	4,182	3,054	3,473	521	434	6,038	8,089
Natural Resources & Utilities	—	—	5,259	6,885	11,021	8,780	5	5	16,285	15,670
Real Estate	—	—	528	590	1,523	1,028	3	—	2,054	1,618
Technology, Media, Telecommunications & Services	1	—	1,694	1,108	7,690	7,145	13	11	9,398	8,264
Transportation	—	—	962	1,187	3,822	3,266	2	1	4,786	4,454
Other	—	79	7,824	9,685	6,007	4,837	59	23	13,890	14,624

Total	$39,788	$38,291	$65,692	$68,422	$53,184	$43,863	$13,794	$11,376	$172,458	$161,952

Credit Exposure by Region

					Loans and		Securities
					Lending		Financing
	Cash		OTC Derivatives		Commitments [1]		Transactions [2]		Total
	As of December		As of December		As of December		As of December		As of December
in millions	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Americas	$34,528	$32,120	$34,468	$31,798	$38,151	$32,357	$7,634	$6,119	$114,781	$102,394
EMEA [3]	810	846	23,396	28,983	14,451	10,723	4,953	4,517	43,610	45,069
Asia	4,450	5,325	7,828	7,641	582	783	1,207	740	14,067	14,489

Total	$39,788	$38,291	$65,692	$68,422	$53,184	$43,863	$13,794	$11,376	$172,458	$161,952

Credit Exposure by Credit Quality

					Loans and		Securities
					Lending		Financing
	Cash		OTC Derivatives		Commitments [1]		Transactions [2]		Total
	As of December		As of December		As of December		As of December		As of December
in millions	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Credit Rating
Equivalent

AAA/Aaa	$27,851	$25,734	$3,338	$5,648	$1,783	$1,859	$877	$591	$33,849	$33,832
AA/Aa2	4,547	5,794	11,521	12,421	5,273	4,023	2,510	3,049	23,851	25,287
A/A2	5,603	6,343	26,996	24,126	15,766	12,889	8,771	6,821	57,136	50,179
BBB/Baa2	1,007	130	13,673	12,492	17,544	16,768	1,466	782	33,690	30,172
BB/Ba2 or lower	764	211	8,062	12,057	12,774	8,248	130	123	21,730	20,639
Unrated	16	79	2,102	1,678	44	76	40	10	2,202	1,843

Total	$39,788	$38,291	$65,692	$68,422	$53,184	$43,863	$13,794	$11,376	$172,458	$161,952

1.	Includes approximately $4 billion and $5 billion of loans and approximately $49 billion and $39 billion of lending commitments as of December 2010 and December 2009, respectively. Excludes approximately $14 billion of loans as of both December 2010 and December 2009, and lending commitments with a total notional value of approximately $3 billion and $6 billion as of December 2010 and December 2009, respectively, that are risk managed as part of market risk using VaR and sensitivity measures.

2.	Represents credit exposure, net of securities collateral received on resale agreements and securities borrowed and net of cash received on repurchase agreements and securities loaned. These amounts are significantly lower than the amounts recorded on the consolidated statements of financial condition, which represent fair value or contractual value before consideration of collateral received.

3.	EMEA (Europe, Middle East and Africa).

Operational Risk

Overview
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Our exposure to operational risk arises from routine processing errors as well as extraordinary incidents, such as major systems failures. Potential types of loss events related to internal and external operational risk include:

•	clients, products and business practices;

•	execution, delivery and process management;

•	business disruption and system failures;

•	employment practices and workplace safety;

•	damage to physical assets;

•	internal fraud; and

•	external fraud.

The firm maintains a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies and framework. Our Operational Risk Management department (Operational Risk Management) is a risk management function independent of our revenue-producing units and is responsible for developing and implementing policies, methodologies and a formalized framework for operational risk management with the goal of minimizing our exposure to operational risk.

Operational Risk Management
Managing operational risk requires timely and accurate information as well as a strong control culture. We seek to manage our operational risk through:

•	the training, supervision and development of our people;

•	the active participation of senior management in identifying and mitigating key operational risks across the firm;

•	independent control and support functions that monitor operational risk on a daily basis and have instituted extensive policies and procedures and implemented controls designed to prevent the occurrence of operational risk events;

•	proactive communication between our revenue-producing units and our independent control and support functions; and

•	a network of systems throughout the firm to facilitate the collection of data used to analyze and assess our operational risk exposure.

We combine top-down and bottom-up approaches to manage and measure operational risk. From a top-down perspective, the firm’s senior management assesses firmwide and business level operational risk profiles. From a bottom-up perspective, revenue-producing units and independent control and support functions are responsible for risk management on a day-to-day basis, including identifying, mitigating, and escalating operational risks to senior management.

Our operational risk framework is in part designed to comply with the operational risk measurement rules under Basel 2 and has evolved based on the changing needs of our businesses and regulatory guidance. Our framework includes the following practices:

•	Risk identification and reporting;

•	Risk measurement; and

•	Risk monitoring.

Internal Audit performs a review of our operational risk framework, including our key controls, processes and applications, on an annual basis to ensure the effectiveness of our framework.

Risk Identification and Reporting
The core of our operational risk management framework is risk identification and reporting. We have a comprehensive data collection process, including firmwide policies and procedures, for operational risk events.

We have established policies that require managers in our revenue-producing units and our independent control and support functions to escalate operational risk events. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in the firm’s systems and/or processes to further mitigate the risk of future events.

In addition, our firmwide systems capture internal operational risk event data, key metrics such as transaction volumes, and statistical information such as performance trends. We use an internally-developed operational risk management application to aggregate and organize this information. Managers from both revenue-producing units and independent control and support functions analyze the information to evaluate operational risk exposures and identify businesses, activities or products with heightened levels of operational risk. We also provide operational risk reports to senior management, risk committees and the Board periodically.

Risk Measurement
We measure the firm’s operational risk exposure over a twelve-month time horizon using scenario analyses, together with qualitative assessments of the potential frequency and extent of potential operational risk losses, for each of the firm’s businesses. Operational risk measurement incorporates qualitative and quantitative assessments of factors including:

•	internal and external operational risk event data;

•	assessments of the firm’s internal controls;

•	evaluations of the complexity of the firm’s business activities;

•	the degree of and potential for automation in the firm’s processes;

•	new product information;

•	the legal and regulatory environment;

•	changes in the markets for the firm’s products and services, including the diversity and sophistication of the firm’s customers and counterparties; and

•	the liquidity of the capital markets and the reliability of the infrastructure that supports the capital markets.

The results from these scenario analyses are used to monitor changes in operational risk and to determine business lines that may have heightened exposure to operational risk. These analyses ultimately are used to determine the appropriate level of operational risk capital to hold.

Risk Monitoring
We evaluate changes in the operational risk profile of the firm and its businesses, including changes in business mix or jurisdictions in which the firm operates, by monitoring these factors at a firmwide, entity and business level. The firm has both detective and preventive internal controls, which are designed to reduce the frequency and severity of operational risk losses and the probability of operational risk events. We monitor the results of assessments and independent internal audits of these internal controls.

Recent Accounting Developments

See Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about Recent Accounting Developments.

Certain Risk Factors That May Affect
Our Businesses

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal, regulatory and reputational risks. For a discussion of how management seeks to manage some of these risks, see “Overview and Structure of Risk Management.” A summary of the more important factors that could affect our businesses follows. For a further discussion of these and other important factors that could affect our businesses, financial condition, results of operations, cash flows and liquidity, see “Risk Factors” in Part I, Item 1A of this Form 10-K.

•	Our businesses have been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

•	Our businesses have been and may be adversely affected by declining asset values. This is particularly true for those businesses in which we have net “long” positions, receive fees based on the value of assets managed, or receive or post collateral.

•	Our businesses have been and may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

•	Our market-making activities have been and may be affected by changes in the levels of market volatility.

•	Our investment banking, client execution and investment management businesses have been adversely affected and may continue to be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to general declines in economic activity and other unfavorable economic, geopolitical or market conditions.

•	Our investment management business may be affected by the poor investment performance of our investment products.

•	We may incur losses as a result of ineffective risk management processes and strategies.

•	Our liquidity, profitability and businesses may be adversely affected by an inability to access the debt capital markets or to sell assets or by a reduction in our credit ratings or by an increase in our credit spreads.

•	Conflicts of interest are increasing and a failure to appropriately identify and address conflicts of interest could adversely affect our businesses.

•	Group Inc. is a holding company and is dependent for liquidity on payments from its subsidiaries, many of which are subject to restrictions.

•	Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.

•	Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and lending activities.

•	The financial services industry is highly competitive.

•	We face enhanced risks as new business initiatives lead us to transact with a broader array of clients and counterparties and expose us to new asset classes and new markets.

•	Derivative transactions and delayed settlements may expose us to unexpected risk and potential losses.

•	Our businesses may be adversely affected if we are unable to hire and retain qualified employees.

•	Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.

•	We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

•	A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.

•	Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause us significant reputational harm, which in turn could seriously harm our business prospects.

•	The growth of electronic trading and the introduction of new trading technology may adversely affect our business and may increase competition.

•	Our commodities activities, particularly our power generation interests and our physical commodities activities, subject us to extensive regulation, potential catastrophic events and environmental, reputational and other risks that may expose us to significant liabilities and costs.

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Structure of Risk Management” in Part II, Item 7 of this Form 10-K.

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

As of the end of the firm’s 2010 fiscal year, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2010 was effective.

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

The firm’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 99, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for the fiscal years ended December 31, 2010, December 31, 2009 and November 28, 2008 and for the one-month period ended December 26, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 98. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 28, 2011

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended
	December	December	November
in millions, except per share amounts	2010	2009	2008

Revenues

Investment banking	$4,810	$4,984	$5,447
Investment management	4,669	4,233	4,855
Commissions and fees	3,569	3,840	4,998
Market making	13,678	22,088	12,694
Other principal transactions	6,932	2,621	(10,048)

Total non-interest revenues	33,658	37,766	17,946

Interest income	12,309	13,907	35,633
Interest expense	6,806	6,500	31,357

Net interest income	5,503	7,407	4,276

Net revenues, including net interest income	39,161	45,173	22,222

Operating expenses

Compensation and benefits	15,376	16,193	10,934

U.K. bank payroll tax	465	—	—

Brokerage, clearing, exchange and distribution fees	2,281	2,298	2,998
Market development	530	342	485
Communications and technology	758	709	759
Depreciation and amortization	1,889	1,734	1,262
Occupancy	1,086	950	960
Professional fees	927	678	779
Other expenses	2,957	2,440	1,709

Total non-compensation expenses	10,428	9,151	8,952

Total operating expenses	26,269	25,344	19,886

Pre-tax earnings	12,892	19,829	2,336
Provision for taxes	4,538	6,444	14

Net earnings	8,354	13,385	2,322
Preferred stock dividends	641	1,193	281

Net earnings applicable to common shareholders	$7,713	$12,192	$2,041

Earnings per common share
Basic	$14.15	$23.74	$4.67
Diluted	13.18	22.13	4.47

Average common shares outstanding
Basic	542.0	512.3	437.0
Diluted	585.3	550.9	456.2

See page 105 for consolidated financial statements for the one month ended December 2008.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December
in millions, except share and per share amounts	2010	2009

Assets
Cash and cash equivalents	$39,788	$38,291
Cash and securities segregated for regulatory and other purposes (includes $36,182 and $18,853 at fair value as of December 2010 and December 2009, respectively)	53,731	36,663
Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $188,355 and $144,279 at fair value as of December 2010 and December 2009, respectively)	188,355	144,279
Securities borrowed (includes $48,822 and $66,329 at fair value as of December 2010 and December 2009, respectively)	166,306	189,939
Receivables from brokers, dealers and clearing organizations	10,437	12,597
Receivables from customers and counterparties (includes $7,202 and $1,925 at fair value as of December 2010 and December 2009, respectively)	67,703	55,303
Financial instruments owned, at fair value (includes $51,010 and $31,485 pledged as collateral as of December 2010 and December 2009, respectively)	356,953	342,402
Other assets	28,059	29,468

Total assets	$911,332	$848,942

Liabilities and shareholders’ equity
Deposits (includes $1,975 and $1,947 at fair value as of December 2010 and December 2009, respectively)	$38,569	$39,418
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	162,345	128,360
Securities loaned (includes $1,514 and $6,194 at fair value as of December 2010 and December 2009, respectively)	11,212	15,207
Other secured financings (includes $31,794 and $15,228 at fair value as of December 2010 and December 2009, respectively)	38,377	24,134
Payables to brokers, dealers and clearing organizations	3,234	5,242
Payables to customers and counterparties	187,270	180,392
Financial instruments sold, but not yet purchased, at fair value	140,717	129,019
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $22,116 and $18,403 at fair value as of December 2010 and December 2009, respectively)	47,842	37,516
Unsecured long-term borrowings (includes $18,171 and $21,392 at fair value as of December 2010 and December 2009, respectively)	174,399	185,085
Other liabilities and accrued expenses (includes $2,972 and $2,054 at fair value as of December 2010 and December 2009, respectively)	30,011	33,855

Total liabilities	833,976	778,228
Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $8,100 as of both December 2010 and December 2009	6,957	6,957
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 770,949,268 and 753,412,247 shares issued as of December 2010 and December 2009, respectively, and 507,530,772 and 515,113,890 shares outstanding as of December 2010 and December 2009, respectively	8	8
Restricted stock units and employee stock options	7,706	6,245
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	42,103	39,770
Retained earnings	57,163	50,252
Accumulated other comprehensive loss	(286)	(362)
Stock held in treasury, at cost, par value $0.01 per share; 263,418,498 and 238,298,357 shares as of December 2010 and December 2009, respectively	(36,295)	(32,156)

Total shareholders’ equity	77,356	70,714

Total liabilities and shareholders’ equity	$911,332	$848,942

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended
	December	December		November
in millions	2010	2009 [1]		2008

Preferred stock
Balance, beginning of year	$6,957	$16,483		$3,100
Issued	—	—		13,367
Accretion	—	48		4
Repurchased	—	(9,574)		—

Balance, end of year	6,957	6,957		16,471
Common stock
Balance, beginning of year	8	7		6
Issued	—	1		1

Balance, end of year	8	8		7
Restricted stock units and employee stock options
Balance, beginning of year	6,245	9,463		9,302
Issuance and amortization of restricted stock units and employee stock options	4,137	2,064		2,254
Delivery of common stock underlying restricted stock units	(2,521)	(5,206)		(1,995)
Forfeiture of restricted stock units and employee stock options	(149)	(73)		(274)
Exercise of employee stock options	(6)	(3)		(3)

Balance, end of year	7,706	6,245		9,284
Additional paid-in capital
Balance, beginning of year	39,770	31,070		22,027
Issuance of common stock	—	5,750		5,750
Issuance of common stock warrants	—	—		1,633
Repurchase of common stock warrants	—	(1,100)		—
Delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	3,067	5,708		2,331
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(972)	(863)		(1,314)
Preferred and common stock issuance costs	—	—		(1)
Excess net tax benefit/(provision) related to share-based compensation	239	(793)		645
Cash settlement of share-based compensation	(1)	(2)		—

Balance, end of year	42,103	39,770		31,071
Retained earnings
Balance, beginning of year	50,252	38,579		38,642
Cumulative effect from adoption of amended principles related to accounting for uncertainty in income taxes	—	—		(201)

Balance, beginning of year, after cumulative effect of adjustment	50,252	38,579		38,441
Net earnings	8,354	13,385		2,322
Dividends and dividend equivalents declared on common stock and restricted stock units	(802)	(588)		(642)
Dividends declared on preferred stock	(641)	(1,076)		(204)
Preferred stock accretion	—	(48)		(4)

Balance, end of year	57,163	50,252		39,913
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(362)	(372)		(118)
Currency translation adjustment, net of tax	(38)	(70)		(98)
Pension and postretirement liability adjustments, net of tax	88	(17)		69
Net unrealized gains/(losses) on available-for-sale securities, net of tax	26	97		(55)

Balance, end of year	(286)	(362)		(202)
Stock held in treasury, at cost
Balance, beginning of year	(32,156)	(32,176)		(30,159)
Repurchased	(4,185)	(2	) [2]	(2,037)
Reissued	46	22		21

Balance, end of year	(36,295)	(32,156)		(32,175)

Total shareholders’ equity	$77,356	$70,714		$64,369

1.	In connection with becoming a bank holding company, the firm was required to change its fiscal year-end from November to December. The beginning of the year ended December 2009 is December 27, 2008.

2.	Relates primarily to repurchases of common stock by a broker-dealer subsidiary to facilitate customer transactions in the ordinary course of business and shares withheld to satisfy withholding tax requirements.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December	December	November
in millions	2010	2009	2008

Cash flows from operating activities
Net earnings	$8,354	$13,385	$2,322
Non-cash items included in net earnings
Depreciation and amortization	1,904	1,943	1,625
Deferred income taxes	1,339	(431)	(1,763)
Share-based compensation	4,035	2,009	1,611
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(17,094)	76,531	12,995
Net receivables from brokers, dealers and clearing organizations	201	6,265	(6,587)
Net payables to customers and counterparties	(5,437)	(47,414)	(50)
Securities borrowed, net of securities loaned	19,638	7,033	85,054
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(10,092)	(146,807)	(130,999)
Financial instruments owned, at fair value	(9,231)	186,295	97,723
Financial instruments sold, but not yet purchased, at fair value	11,602	(57,010)	(39,051)
Other, net	(11,376)	7,076	(20,986)

Net cash provided by/(used for) operating activities	(6,157)	48,875	1,894
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,227)	(1,556)	(2,027)
Proceeds from sales of property, leasehold improvements and equipment	72	82	121
Business acquisitions, net of cash acquired	(804)	(221)	(2,613)
Proceeds from sales of investments	1,371	303	624
Purchase of available-for-sale securities	(1,885)	(2,722)	(3,851)
Proceeds from sales of available-for-sale securities	2,288	2,553	3,409

Net cash used for investing activities	(185)	(1,561)	(4,337)
Cash flows from financing activities
Unsecured short-term borrowings, net	1,196	(9,790)	(19,295)
Other secured financings (short-term), net	12,689	(10,451)	(8,727)
Proceeds from issuance of other secured financings (long-term)	5,500	4,767	12,509
Repayment of other secured financings (long-term), including the current portion	(4,849)	(6,667)	(20,653)
Proceeds from issuance of unsecured long-term borrowings	20,231	25,363	37,758
Repayment of unsecured long-term borrowings, including the current portion	(22,607)	(29,018)	(25,579)
Preferred stock repurchased	—	(9,574)	—
Repurchase of common stock warrants	—	(1,100)	—
Derivative contracts with a financing element, net	1,222	2,168	781
Deposits, net	(849)	7,288	12,273
Common stock repurchased	(4,183)	(2)	(2,034)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(1,443)	(2,205)	(850)
Proceeds from issuance of common stock, including stock option exercises	581	6,260	6,105
Proceeds from issuance of preferred stock, net of issuance costs	—	—	13,366
Proceeds from issuance of common stock warrants	—	—	1,633
Excess tax benefit related to share-based compensation	352	135	614
Cash settlement of share-based compensation	(1)	(2)	—

Net cash provided by/(used for) financing activities	7,839	(22,828)	7,901

Net increase in cash and cash equivalents	1,497	24,486	5,458
Cash and cash equivalents, beginning of year	38,291	13,805	10,282

Cash and cash equivalents, end of year	$39,788	$38,291	$15,740

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $6.74 billion, $7.32 billion and $32.37 billion for the years ended December 2010, December 2009 and November 2008, respectively.

Cash payments for income taxes, net of refunds, were $4.48 billion, $4.78 billion and $3.47 billion for the years ended December 2010, December 2009 and November 2008, respectively.

Non-cash activities:

The firm assumed $90 million, $16 million and $790 million of debt in connection with business acquisitions for the years ended December 2010, December 2009 and November 2008, respectively. In addition, in the first quarter of 2010, the firm recorded an increase of approximately $3 billion in both assets (primarily financial instruments owned, at fair value) and liabilities (primarily unsecured short-term borrowings and other liabilities) upon adoption of Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”

See page 105 for consolidated financial statements for the one month ended December 2008.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December	December	November
in millions	2010	2009	2008

Net earnings	$8,354	$13,385	$2,322
Currency translation adjustment, net of tax	(38)	(70)	(98)
Pension and postretirement liability adjustments, net of tax	88	(17)	69
Net unrealized gains/(losses) on available-for-sale securities, net of tax	26	97	(55)

Comprehensive income	$8,430	$13,395	$2,238

See page 105 for consolidated financial statements for the one month ended December 2008.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

ONE MONTH ENDED DECEMBER 2008

Consolidated Statement of Earnings
One Month Ended December 2008

in millions, except per share amounts

Revenues
Investment banking	$138
Investment management	328
Commissions and fees	250
Market making	338
Other principal transactions	(1,556)

Total non-interest revenues	(502)

Interest income	1,687
Interest expense	1,002

Net interest income	685

Net revenues, including net interest income	183

Operating expenses
Compensation and benefits	744
Brokerage, clearing, exchange and distribution fees	165
Market development	16
Communications and technology	62
Depreciation and amortization	111
Occupancy	82
Professional fees	58
Other expenses	203

Total non-compensation expenses	697

Total operating expenses	1,441

Pre-tax loss	(1,258)
Benefit for taxes	(478)

Net loss	(780)
Preferred stock dividends	248

Net loss applicable to common shareholders	$(1,028)

Loss per common share
Basic	$(2.15)
Diluted	(2.15)
Dividends declared per common share	$0.47 [1]
Average common shares outstanding
Basic	485.5
Diluted	485.5

1.	Rounded to the nearest penny. Exact dividend amount was $0.4666666 per common share and was reflective of a four-month period (December 2008 through March 2009), due to the change in the firm’s fiscal year-end.

Consolidated Statement of Comprehensive Loss
One Month Ended December 2008

in millions

Net loss	$(780)
Currency translation adjustment, net of tax	(32)
Pension and postretirement liability adjustments, net of tax	(175)
Net unrealized gains on available-for-sale securities, net of tax	37

Comprehensive loss	$(950)

Consolidated Statement of Cash Flows
One Month Ended December 2008

in millions

Cash flows from operating activities
Net loss	$(780)
Non-cash items included in net loss
Depreciation and amortization	143
Share-based compensation	180
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(5,835)
Net receivables from brokers, dealers and clearing organizations	3,693
Net payables to customers and counterparties	(7,635)
Securities borrowed, net of securities loaned	(18,030)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	190,027
Financial instruments owned, at fair value	(192,883)
Financial instruments sold, but not yet purchased, at fair value	10,059
Other, net	7,156

Net cash used for operating activities	(13,905)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(61)
Proceeds from sales of property, leasehold improvements and equipment	4
Business acquisitions, net of cash acquired	(59)
Proceeds from sales of investments	141
Purchase of available-for-sale securities	(95)
Proceeds from sales of available-for-sale securities	26

Net cash used for investing activities	(44)
Cash flows from financing activities
Unsecured short-term borrowings, net	2,816
Other secured financings (short-term), net	(1,068)
Proceeds from issuance of other secured financings (long-term)	437
Repayment of other secured financings (long-term), including the current portion	(349)
Proceeds from issuance of unsecured long-term borrowings	9,310
Repayment of unsecured long-term borrowings, including the current portion	(3,686)
Derivative contracts with a financing element, net	66
Deposits, net	4,487
Common stock repurchased	(1)
Proceeds from issuance of common stock, including stock option exercises	2

Net cash provided by financing activities	12,014

Net decrease in cash and cash equivalents	(1,935)
Cash and cash equivalents, beginning of period	15,740

Cash and cash equivalents, end of period	$13,805

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business

The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, together with its consolidated subsidiaries (collectively, the firm), is a leading global investment banking, securities and investment management firm that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world.

In the fourth quarter of 2010, consistent with management’s view of the firm’s activities, the firm reorganized its three previous business segments into four new business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. Prior periods are presented on a comparable basis.

Investment Banking
The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds and governments. Services include advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, risk management, restructurings and spin-offs, and debt and equity underwriting of public offerings and private placements, as well as derivative transactions directly related to these activities.

Institutional Client Services
The firm facilitates client transactions and makes markets in fixed income, equity, currency and commodity products, primarily with institutional clients such as corporates, financial institutions, investment funds and governments. The firm also makes markets and clears client transactions on major stock, options and futures exchanges worldwide and provides financing, securities lending and prime brokerage services to institutional clients.

Investing & Lending
The firm invests in and originates loans to provide financing to clients. These investments and loans are typically longer-term in nature. The firm makes investments, directly and indirectly through funds that the firm manages, in debt securities, loans, public and private equity securities, real estate, consolidated investment entities and power generation facilities.

Investment Management
The firm provides investment management services and offers investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes to a diverse set of institutional and individual clients. The firm also offers wealth advisory services, including portfolio management and financial counseling, and brokerage and other transaction services to high-net-worth individuals and families.

Note 2.  Basis of Presentation
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Group Inc. and all other entities in which the firm has a controlling financial interest. Intercompany transactions and balances have been eliminated.

In connection with becoming a bank holding company, the firm was required to change its fiscal year-end from November to December. This change in the firm’s fiscal year-end resulted in a one-month transition period that began on November 29, 2008 and ended on December 26, 2008. In April 2009, the Board approved a change in the firm’s fiscal year-end from the last Friday of December to December 31. Fiscal 2009 began on December 27, 2008 and ended on December 31, 2009.

All references to 2010, 2009 and 2008, unless specifically stated otherwise, refer to the firm’s fiscal years ended, or the dates, as the context requires, December 31, 2010, December 31, 2009 and November 28, 2008, respectively. Any reference to a future year refers to a fiscal year ending on December 31 of that year. All references to December 2008, unless specifically stated otherwise, refer to the firm’s fiscal one month ended, or the date, as the context requires, December 26, 2008. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.  Significant Accounting Policies

The firm’s significant accounting policies include when and how to measure the fair value of assets and liabilities, accounting for goodwill and identifiable intangible assets, and when to consolidate an entity. See Notes 5 through 8 for policies on fair value measurements, Note 13 for policies on goodwill and identifiable intangible assets, and below and Note 11 for policies on consolidation accounting. All other significant accounting policies are either discussed below or included in the following footnotes:

Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value	Note 4
Fair Value Measurements	Note 5
Cash Instruments	Note 6
Derivatives and Hedging Activities	Note 7
Fair Value Option	Note 8
Collateralized Agreements and Financings	Note 9
Securitization Activities	Note 10
Variable Interest Entities	Note 11
Other Assets	Note 12
Goodwill and Identifiable Intangible Assets	Note 13
Deposits	Note 14
Short-Term Borrowings	Note 15
Long-Term Borrowings	Note 16
Other Liabilities and Accrued Expenses	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Employee Benefit Plans	Note 24
Employee Incentive Plans	Note 25
Income Taxes	Note 26
Business Segments	Note 27
Credit Concentrations	Note 28
Parent Company	Note 29
Legal Proceedings	Note 30

Consolidation
The firm consolidates entities in which the firm has a controlling financial interest. The firm determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity.

Voting Interest Entities.  Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the firm has a majority voting interest in a voting interest entity, the entity is consolidated.

Variable Interest Entities (VIE).  A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. The firm has a controlling financial interest in a VIE when the firm has a variable interest or interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 11 for further information about VIEs.

Equity-Method Investments.  When the firm does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under U.S. GAAP. Significant influence generally exists when the firm owns 20% to 50% of the entity’s common stock or in-substance common stock.

In general, the firm accounts for investments acquired subsequent to November 24, 2006, when the fair value option became available, at fair value. In certain cases, the firm applies the equity method of accounting to new investments that are strategic in nature or closely related to the firm’s principal business activities, when the firm has a significant degree of involvement in the cash flows or operations of the investee or when cost-benefit considerations are less significant. See Note 12 for further information about equity-method investments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Funds.  The firm has formed numerous investment funds with third-party investors. These funds are typically organized as limited partnerships or limited liability companies for which the firm acts as general partner or manager. Generally, the firm does not hold a majority of the economic interests in these funds. These funds are usually voting interest entities and generally are not consolidated because third-party investors typically have rights to terminate the funds or to remove the firm as general partner or manager. Investments in these funds are included in “Financial instruments owned, at fair value.” See Notes 6, 18 and 22 for further information about investments in funds.

Use of Estimates
Preparation of these consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets and the provision for losses that may arise from litigation, regulatory proceedings and tax audits. These estimates and assumptions are based on the best available information but actual results could be materially different.

Revenue Recognition
Financial Assets and Financial Liabilities at Fair Value.  Financial instruments owned, at fair value and Financial instruments sold, but not yet purchased, at fair value are recorded at fair value either under the fair value option or in accordance with other U.S. GAAP. In addition, the firm has elected to account for certain of its other financial assets and financial liabilities at fair value by electing the fair value option. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. Fair value gains or losses are generally included in “Market making” for positions in Institutional Client Services and “Other principal transactions” for positions in Investing & Lending. See Notes 5 through 8 for further information about fair value measurements.

Investment Banking.  Fees from financial advisory assignments and underwriting revenues are recognized in earnings when the services related to the underlying transaction are completed under the terms of the assignment. Expenses associated with such transactions are deferred until the related revenue is recognized or the assignment is otherwise concluded. Expenses associated with financial advisory assignments are recorded as non-compensation expenses, net of client reimbursements. Underwriting revenues are presented net of related expenses.

Investment Management.  The firm earns management fees and incentive fees for investment management services. Management fees are calculated as a percentage of net asset value, invested capital or commitments, and are recognized over the period that the related service is provided. Incentive fees are calculated as a percentage of a fund’s or separately managed account’s return, or excess return above a specified benchmark or other performance target. Incentive fees are generally based on investment performance over a 12-month period or over the life of a fund. Fees that are based on performance over a 12-month period are subject to adjustment prior to the end of the measurement period. For fees that are based on investment performance over the life of the fund, future investment underperformance may require fees previously distributed to the firm to be returned to the fund. Incentive fees are recognized only when all material contingencies have been resolved. Management and incentive fee revenues are included in “Investment management” revenues.

Commissions and Fees.  The firm earns “Commissions and fees” from executing and clearing client transactions on stock, options and futures markets. Commissions and fees are recognized on the day the trade is executed.

Transfers of Assets
Transfers of assets are accounted for as sales when the firm has relinquished control over the assets transferred. For transfers of assets accounted for as sales, any related gains or losses are recognized in net revenues. Assets or liabilities that arise from the firm’s continuing involvement with transferred assets are measured at fair value. For transfers of assets that are not accounted for as sales, the assets remain in “Financial instruments owned, at fair value” and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Note 9 for further information about transfers of assets accounted for as collateralized financings and Note 10 for further information about transfers of assets accounted for as sales.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables from Customers and Counterparties
Receivables from customers and counterparties generally consist of collateralized receivables, primarily customer margin loans, related to client transactions. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about the fair values of these receivables. Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Insurance Activities
Certain of the firm’s insurance and reinsurance contracts are accounted for at fair value under the fair value option, with changes in fair value included in “Market making” revenues. See Note 8 for further information about the fair values of these insurance and reinsurance contracts.

Revenues from variable annuity and life insurance and reinsurance contracts not accounted for at fair value generally consist of fees assessed on contract holder account balances for mortality charges, policy administration fees and surrender charges. These revenues are recognized in earnings over the period that services are provided and are included in “Market making” revenues. Interest credited to variable annuity and life insurance and reinsurance contract account balances and changes in reserves are recognized in “Other expenses.”

Premiums earned for underwriting property catastrophe reinsurance are recognized in earnings over the coverage period, net of premiums ceded for the cost of reinsurance, and are included in “Market making” revenues. Expenses for liabilities related to property catastrophe reinsurance claims, including estimates of losses that have been incurred but not reported, are included in “Other expenses.”

Foreign Currency Translation
Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the consolidated statements of financial condition and revenues and expenses are translated at average rates of exchange for the period. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are recognized in earnings. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges and taxes, in the consolidated statements of comprehensive income.

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of December 2010 and December 2009, “Cash and cash equivalents” included $5.75 billion and $4.45 billion, respectively, of cash and due from banks and $34.04 billion and $33.84 billion, respectively, of interest-bearing deposits with banks.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Developments

Transfers of Financial Assets and Interests in Variable Interest Entities (Accounting Standards Codification (ASC) 860 and 810).  In June 2009, the FASB issued amended accounting principles that changed the accounting for securitizations and VIEs. These principles were codified as ASU No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” in December 2009.

ASU No. 2009-16 eliminates the concept of a qualifying special-purpose entity (QSPE), changes the requirements for derecognizing financial assets and requires additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. ASU No. 2009-17 changes the accounting and requires additional disclosures for VIEs. Under ASU No. 2009-17, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. ASU No. 2009-17 also requires entities previously classified as QSPEs to be evaluated for consolidation and disclosure as VIEs.

ASU Nos. 2009-16 and 2009-17 were effective for fiscal years beginning after November 15, 2009. In February 2010, the FASB issued ASU No. 2010-10, “Consolidations (Topic 810) — Amendments For Certain Investment Funds,” which defers the requirements of ASU No. 2009-17 for certain interests in investment funds and certain similar entities.

The firm adopted these amendments as of January 1, 2010 and reassessed whether it was the primary beneficiary of any VIEs in which it had variable interests (including VIEs that were formerly QSPEs) as of that date. Adoption resulted in an increase to the firm’s total assets of approximately $3 billion as of March 31, 2010, principally in “Financial instruments owned, at fair value.” In addition, “Other assets” increased by $545 million as of March 31, 2010, with a corresponding decrease in “Financial instruments owned, at fair value,” as a result of the consolidation of an entity which holds intangible assets. See Note 13 for further information about intangible assets.

Upon adoption, the firm elected the fair value option for all eligible assets and liabilities of newly consolidated VIEs, except for (i) those VIEs where the financial assets and financial liabilities are accounted for either at fair value or in a manner that approximates fair value under other U.S. GAAP, and (ii) those VIEs where the election would have caused volatility in earnings as a result of using different measurement attributes for financial instruments and nonfinancial assets. Adoption did not have a material impact on the firm’s results of operations or cash flows.

Improving Disclosures about Fair Value Measurements (ASC 820).  In January 2010, the     FASB issued ASU No. 2010-06, “Fair Value     Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain of these disclosure requirements were effective for the firm beginning in the first quarter of 2010, while others are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.  Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for further information about the fair value option. The table below presents the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value. Financial instruments owned, at fair value included $3.67 billion and $3.86 billion as of December 2010 and December 2009, respectively, of securities accounted for as available-for-sale, substantially all of which are held in the firm’s insurance subsidiaries.

	As of December 2010				As of December 2009
			Financial				Financial
			Instruments				Instruments
	Financial		Sold, But		Financial		Sold, But
	Instruments		Not Yet		Instruments		Not Yet
in millions	Owned		Purchased		Owned		Purchased

Commercial paper, certificates of deposit, time deposits and other money market instruments	$11,262	[2]	$—		$9,111	[2]	$—
U.S. government and federal agency obligations	84,928		23,264		78,336		20,982
Non-U.S. government obligations	40,675		29,009		38,858		23,843
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,200		5		6,203		29
Loans and securities backed by residential real estate	9,404		6		6,704		74
Loan portfolios	1,438	[3]	—		1,370	[3]	—
Bank loans and bridge loans	18,039		1,487	[4]	19,345		1,541	[4]
Corporate debt securities	24,719		7,219		26,368		6,229
State and municipal obligations	2,792		—		2,759		36
Other debt obligations	3,232		—		2,914		—
Equities and convertible debentures	67,833		24,988		71,474		20,253
Commodities	13,138		9		3,707		23
Derivatives [1]	73,293		54,730		75,253		56,009

Total	$356,953		$140,717		$342,402		$129,019

1.	Net of cash collateral received or posted under credit support agreements and reported on a net-by-counterparty basis when a legal right of setoff exists under an enforceable netting agreement.

2.	Includes $4.06 billion and $4.31 billion as of December 2010 and December 2009, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 18 for further information about the William Street credit extension program.

3.	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate.

4.	Includes the fair value of unfunded commitments to extend credit. The fair value of partially funded commitments is primarily included in “Financial instruments owned, at fair value.”

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains and Losses from Market Making and
Other Principal Transactions
The table below presents, by major product type, the firm’s “Market making” and “Other principal transactions” revenues. These gains/(losses) are primarily related to the firm’s financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, including both derivative and nonderivative financial instruments. These gains/(losses) exclude related interest income and interest expense. See Note 23 for further information about interest income and interest expense.

The gains/(losses) in the table are not representative of the manner in which the firm manages its business activities because many of the firm’s market making, client facilitation, and investing and lending strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types.

For example, most of the firm’s longer-term derivatives are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash instruments and derivatives has exposure to foreign currencies and may be economically hedged with foreign currency contracts.

	Year Ended		One Month Ended
	December		December
in millions	2010	2009	2008

Interest rates	$(2,042)	$6,540	$2,230
Credit	8,679	6,691	(1,558)
Currencies	3,219	(817)	(2,341)
Equities	6,862	6,128	(518)
Commodities	1,567	4,591	759
Other	2,325	1,576	210

Total	$20,610	$24,709	$(1,218)

Note 5.  Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs.

The best evidence of fair value is a quoted price in an active market. If listed prices or quotations are not available, fair value is determined by reference to prices for similar instruments, quoted prices or recent transactions in less active markets, or internally developed models that primarily use, as inputs, market-based or independently sourced parameters, including but not limited to interest rates, volatilities, equity or debt prices, foreign exchange rates, commodities prices and credit curves.

U.S. GAAP has a three-level fair value hierarchy for disclosure of fair value measurements. The fair value hierarchy prioritizes inputs to the valuation techniques used to measure fair value, giving the highest priority to level 1 inputs and the lowest priority to level 3 inputs. A financial instrument’s level in the fair value hierarchy is based on the lowest level of any input that is significant to its fair value measurement.

The fair value hierarchy is as follows:

Level 1.  Inputs are unadjusted quoted prices in active markets to which the firm had access at the measurement date for identical, unrestricted assets or liabilities.

Level 2.  Inputs to valuation techniques are observable, either directly or indirectly.

Level 3.  One or more inputs to valuation techniques are significant and unobservable.

See Notes 6 and 7 for further information about fair value measurements of cash instruments and derivatives, respectively.

The fair value of certain level 2 and level 3 financial assets and financial liabilities may include valuation adjustments for counterparty and the firm’s credit quality, transfer restrictions, large and/or concentrated positions, illiquidity and bid/offer inputs. See Notes 6 and 7 for further information about valuation adjustments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 financial assets are summarized below.

	As of December
in millions	2010	2009

Total level 3 assets	$45,377	$46,475
Total assets	$911,332	$848,942
Total financial assets at fair value	$637,514	$573,788
Total level 3 assets as a percentage of Total assets	5.0%	5.5%
Total level 3 assets as a percentage of Total financial assets at fair value	7.1%	8.1%

Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, and other financial assets and financial liabilities accounted for at fair value under the fair value option. See Notes 6 and 7 for further information on the assets and liabilities included in cash instruments and derivatives, respectively, and their valuation methodologies and inputs. See Note 8 for the valuation methodologies and inputs for other financial assets and financial liabilities accounted for at fair value under the fair value option.

	Financial Assets at Fair Value as of December 2010
						Netting and
in millions	Level 1		Level 2		Level 3	Collateral		Total

Total cash instruments	$117,800		$133,653		$32,207	$ −		$283,660
Total derivatives	93		172,513		12,772	(112,085	) [3]	73,293

Financial instruments owned, at fair value	117,893		306,166		44,979	(112,085)		356,953
Securities segregated for regulatory and other purposes	19,794	[1]	16,388	[2]	−	−		36,182
Securities purchased under agreements to resell	−		188,255		100	−		188,355
Securities borrowed	−		48,822		−	−		48,822
Receivables from customers and counterparties	−		6,904		298	−		7,202

Total	$137,687		$566,535		$45,377	$(112,085)		$637,514

	Financial Liabilities at Fair Value as of December 2010
					Netting and
in millions	Level 1	Level 2	Level 3		Collateral		Total

Total cash instruments	$75,668	$9,873	$446		$ −		$85,987
Total derivatives	45	66,963	5,210		(17,488	) [3]	54,730

Financial instruments sold, but not yet purchased, at fair value	75,713	76,836	5,656		(17,488)		140,717
Deposits	−	1,975	−		−		1,975
Securities sold under agreements to repurchase	−	160,285	2,060		−		162,345
Securities loaned	−	1,514	−		−		1,514
Other secured financings	−	23,445	8,349		−		31,794
Unsecured short-term borrowings	−	18,640	3,476		−		22,116
Unsecured long-term borrowings	−	16,067	2,104		−		18,171
Other liabilities and accrued expenses	−	563	2,409		−		2,972

Total	$75,713	$299,325	$24,054	[4]	$(17,488)		$381,604

1.	Principally consists of U.S. Department of the Treasury (U.S. Treasury) securities and money market instruments as well as insurance separate account assets measured at fair value.

2.	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

3.	Represents cash collateral and the impact of netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

4.	Level 3 liabilities were 6.3% of total financial liabilities at fair value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Financial Assets at Fair Value as of December 2009
						Netting and
in millions	Level 1		Level 2		Level 3	Collateral		Total

Total cash instruments	$112,565		$119,705		$34,879	$ −		$267,149
Total derivatives	161		190,816		11,596	(127,320	) [3]	75,253

Financial instruments owned, at fair value	112,726		310,521		46,475	(127,320)		342,402
Securities segregated for regulatory and other purposes	14,381	[1]	4,472	[2]	−	−		18,853
Securities purchased under agreements to resell	−		144,279		−	−		144,279
Securities borrowed	−		66,329		−	−		66,329
Receivables from customers and counterparties	−		1,925		−	−		1,925

Total	$127,107		$527,526		$46,475	$(127,320)		$573,788

	Financial Liabilities at Fair Value as of December 2009
					Netting and
in millions	Level 1	Level 2	Level 3		Collateral		Total

Total cash instruments	$63,383	$9,055	$572		$ −		$73,010
Total derivatives	126	66,943	6,400		(17,460	) [3]	56,009

Financial instruments sold, but not yet purchased, at fair value	63,509	75,998	6,972		(17,460)		129,019
Deposits	−	1,947	−		−		1,947
Securities sold under agreements to repurchase	−	127,966	394		−		128,360
Securities loaned	−	6,194	−		−		6,194
Other secured financings	118	8,354	6,756		−		15,228
Unsecured short-term borrowings	−	16,093	2,310		−		18,403
Unsecured long-term borrowings	−	18,315	3,077		−		21,392
Other liabilities and accrued expenses	−	141	1,913		−		2,054

Total	$63,627	$255,008	$21,422	[4]	$(17,460)		$322,597

1.	Principally consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value.

2.	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

3.	Represents cash collateral and the impact of netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

4.	Level 3 liabilities were 6.6% of total financial liabilities at fair value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Unrealized Gains/(Losses)

Cash Instruments.  Level 3 cash instruments are frequently economically hedged with level 1 and level 2 cash instruments and/or level 1, level 2 and level 3 derivatives. Accordingly, gains or losses that are reported in level 3 can be partially offset by gains or losses attributable to level 1 or level 2 cash instruments and/or level 1, level 2 and level 3 derivatives.

Derivatives.  Gains and losses on level 3 derivatives should be considered in the context of the following:

•	A derivative with level 1 and/or level 2 inputs is classified in level 3 in its entirety if it has at least one significant level 3 input.

•	If there is one significant level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., level 1 and level 2 inputs) is classified as level 3.

•	Gains or losses that have been reported in level 3 resulting from changes in level 1 or level 2 inputs are frequently offset by gains or losses attributable to level 1 or level 2 derivatives and/or level 1, level 2 and level 3 cash instruments.

The table below presents the unrealized gains/(losses) on level 3 financial assets and financial liabilities at fair value still held at the period-end. See Notes 6 and 7 for further information about level 3 cash instruments and derivatives, respectively. See Note 8 for further information about other financial assets and financial liabilities at fair value under the fair value option.

	Level 3 Unrealized Gains/(Losses)
	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Cash instruments — assets	$1,657	$(4,781)	$(11,485)	$(3,116)
Cash instruments — liabilities	17	474	(871)	(78)

Net unrealized gains/(losses) on level 3 cash instruments	1,674	(4,307)	(12,356)	(3,194)
Derivatives — net	5,184	(1,018)	5,577	(210)
Receivables from customers and counterparties	(58)	—	—	—
Other secured financings	(25)	(812)	838	(1)
Unsecured short-term borrowings	(35)	(81)	737	(70)
Unsecured long-term borrowings	(41)	(291)	657	(127)
Other liabilities and accrued expenses	(54)	53	—	—

Total	$6,645	$(6,456)	$(4,547)	$(3,602)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains and losses in the table above include:

Year Ended December 2010

•	A net unrealized gain on cash instruments of $1.67 billion primarily consisting of unrealized gains on private equity investments, bank loans and bridge loans and corporate debt securities, where prices were generally corroborated through sales and partial sales of similar assets in these asset classes during the period.

•	A net unrealized gain on derivatives of $5.18 billion primarily attributable to lower interest rates, which are level 2 inputs, underlying certain credit derivatives. These unrealized gains were substantially offset by unrealized losses on currency, interest rate and credit derivatives categorized in level 2, which economically hedge level 3 derivatives.

Year Ended December 2009

•	A net unrealized loss on cash instruments of $4.31 billion, primarily consisting of unrealized losses on private equity investments and real estate fund investments, and loans and securities backed by commercial real estate, reflecting weakness in the markets for these less liquid asset classes.

•	A net unrealized loss on derivatives of $1.02 billion, primarily attributable to tighter credit spreads on the underlying instruments and increases in underlying equity index prices. These losses were partially offset by increases in commodities prices. All of these inputs are level 2 observable inputs.

Year Ended November 2008

•	A net unrealized loss on cash instruments of $12.36 billion, primarily consisting of unrealized losses on loans and securities backed by commercial real estate, certain bank loans and bridge loans, private equity investments and real estate fund investments.

•	A net unrealized gain on derivatives of $5.58 billion, primarily attributable to changes in observable credit spreads (which are level 2 inputs) on the underlying instruments.

One Month Ended December 2008

•	A net unrealized loss on cash instruments of $3.19 billion, primarily consisting of unrealized losses on certain bank loans and bridge loans, private equity investments and real estate fund investments, and loans and securities backed by commercial real estate. Losses during December 2008 reflected the weakness in the global credit and equity markets.

•	A net unrealized loss on derivatives of $210 million, primarily attributable to changes in observable prices on the underlying instruments (which are level 2 inputs).

Level 3 Rollforward
If a financial asset or financial liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. Transfers between levels are recognized at the beginning of the reporting period in which they occur. Accordingly, the tables do not include gains or losses that were reported in level 3 in prior periods for financial instruments that were transferred out of level 3 prior to the end of the period.

See Notes 6 and 7 for further information about cash instruments and derivatives included in level 3, respectively. See Note 8 for other financial assets and financial liabilities at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present changes in fair value for all financial assets and financial liabilities categorized as level 3 as of the end of the period.

	Level 3 Financial Assets at Fair Value for the Year Ended December 2010
				Net unrealized
				gains/(losses)		Net	Net
		Net		relating to		purchases,	transfers
	Balance,	realized		instruments		issuances	in and/or	Balance,
	beginning	gains/		still held at year		and	(out) of	end of
in millions	of year	(losses)		end		settlements	level 3	year

Total cash instruments — assets	$34,879	$1,467	[1]	$1,657	[1]	$(2,922)	$(2,874)	$32,207
Total derivatives — net	5,196	(144	) [2]	5,184	[2,3]	(2,595)	(79)	7,562
Securities purchased under agreements to resell	—	3		—		97	—	100
Receivables from customers and counterparties	—	22		(58)		—	334	298

1.	The aggregate amounts include approximately $1.86 billion and $1.26 billion reported in “Non-interest revenues” (“Market making” and “Other principal transactions”) and “Interest income,” respectively, in the consolidated statement of earnings for the year ended December 2010.

2.	Substantially all is reported in “Non-interest revenues” (“Market making” and “Other principal transactions”) in the consolidated statement of earnings.

3.	Principally resulted from changes in level 2 inputs.

	Level 3 Financial Liabilities at Fair Value for the Year Ended December 2010
			Net unrealized
			(gains)/losses	Net	Net
		Net	relating to	purchases,	transfers
	Balance,	realized	instruments	issuances	in and/or	Balance,
	beginning	(gains)/	still held at year	and	(out) of	end of
in millions	of year	losses	end	settlements	level 3	year

Total cash instruments — liabilities	$572	$5	$(17)	$(97)	$(17)	$446
Securities sold under agreements to repurchase, at fair value	394	—	—	1,666	—	2,060
Other secured financings	6,756	(1)	25	1,605	(36)	8,349
Unsecured short-term borrowings	2,310	91	35	(300)	1,340	3,476
Unsecured long-term borrowings	3,077	23	41	216	(1,253)	2,104
Other liabilities and accrued expenses	1,913	10	54	(155)	587	2,409

Significant transfers in and out of level 3 during the year ended December 2010, which were principally due to the consolidation of certain VIEs upon adoption of ASU No. 2009-17 as of January 1, 2010, included:

•	Unsecured short-term borrowings: net transfer into level 3 of $1.34 billion, principally due to the consolidation of certain VIEs.

•	Unsecured long-term borrowings: net transfer out of level 3 of $1.25 billion, principally due to the consolidation of certain VIEs which caused the firm’s borrowings from these VIEs to become intercompany borrowings which were eliminated in consolidation. Substantially all of these borrowings were level 3.

•	Other liabilities and accrued expenses: net transfer into level 3 of $587 million, principally due to an increase in subordinated liabilities issued by certain consolidated VIEs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Financial Assets at Fair Value for the Year Ended December 2009
Net unrealized
				gains/(losses)		Net	Net
		Net		relating to		purchases,	transfers
	Balance,	realized		instruments		issuances	in and/or	Balance,
	beginning	gains/		still held at year		and	(out) of	end of
in millions	of year	(losses)		end		settlements	level 3	year

Total cash instruments — assets	$49,652	$1,736	[1]	$(4,781	) [1]	$(8,627)	$(3,101)	$34,879
Total derivatives — net	3,315	759	[2]	(1,018	) [2,3]	2,333	(193)	5,196

1.	The aggregate amounts include approximately $(4.69) billion and $1.64 billion reported in “Non-interest revenues” (“Market making” and “Other principal transactions”) and “Interest income,” respectively, in the consolidated statements of earnings for the year ended December 2009.

2.	Substantially all is reported in “Non-interest revenues” (“Market making” and “Other principal transactions”) in the consolidated statement of earnings.

3.	Principally resulted from changes in level 2 inputs.

	Level 3 Financial Liabilities at Fair Value for the Year Ended December 2009
			Net unrealized
			(gains)/losses	Net	Net
		Net	relating to	purchases,	transfers
	Balance,	realized	instruments	issuances	in and/or	Balance,
	beginning	(gains)/	still held at year	and	(out) of	end of
in millions	of year	losses	end	settlements	level 3	year

Total cash instruments — liabilities	$1,727	$(38)	$(474)	$(463)	$(180)	$572
Securities sold under agreements to repurchase, at fair value	—	—	—	394	—	394
Other secured financings	4,039	(19)	812	(804)	2,728	6,756
Unsecured short-term borrowings	4,712	126	81	1,419	(4,028)	2,310
Unsecured long-term borrowings	1,689	92	291	(726)	1,731	3,077
Other liabilities and accrued expenses	—	22	(53)	991	953	1,913

Significant transfers in and out of level 3 during the year ended December 2009 included:

•	Other secured financings, Unsecured short-term borrowings and Unsecured long-term borrowings: net transfer in of $2.73 billion, transfer out of $4.03 billion and transfer in of $1.73 billion, respectively, principally due to transfers from level 3 unsecured short-term borrowings to level 3 other secured financings and level 3 unsecured long-term borrowings related to changes in the terms of certain of these borrowings.

•	Other liabilities and accrued expenses: net transfer into level 3 of $953 million, principally due to transfers of certain insurance contracts from level 2 due to reduced transparency of mortality curve valuation inputs as a result of less observable trading activity.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.  Cash Instruments

Cash instruments include U.S. government and federal agency obligations, non-U.S. government obligations, bank loans and bridge loans, corporate debt securities, equities and convertible debentures, and other non-derivative financial instruments owned and financial instruments sold, but not yet purchased. See below for the types of cash instruments included in each level of the fair value hierarchy and the valuation techniques and significant inputs used to determine their fair values. See Note 5 for an overview of the firm’s fair value measurement policies and the fair value hierarchy.

Level 1 Cash Instruments
Level 1 cash instruments include U.S. government obligations and most non-U.S. government obligations, actively traded listed equities and certain money market instruments. These instruments are valued using quoted prices for identical unrestricted instruments in active markets.

The firm defines active markets for equity instruments based on the average daily trading volume both in absolute terms and relative to the market capitalization for the instrument. The firm defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity.

The fair value of a level 1 instrument is calculated as quantity held multiplied by quoted market price. U.S. GAAP prohibits valuation adjustments being applied to level 1 instruments even in situations where the firm holds a large position and a sale could impact the quoted price.

Level 2 Cash Instruments
Level 2 cash instruments include commercial paper, certificates of deposit, time deposits, most government agency obligations, most corporate debt securities, commodities, certain mortgage-backed loans and securities, certain bank loans and bridge loans, less liquid publicly listed equities, certain state and municipal obligations and certain money market instruments and lending commitments.

Valuations of level 2 cash instruments can be verified to quoted prices, recent trading activity for identical or similar instruments, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Valuation adjustments are typically made to level 2 cash instruments (i) if the cash instrument is subject to transfer restrictions, and/or (ii) for other premiums and discounts that a market participant would require to arrive at fair value. Valuation adjustments are generally based on market evidence.

Level 3 Cash Instruments
Level 3 cash instruments have one or more significant valuation inputs that are not observable. Absent evidence to the contrary, level 3 cash instruments are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequently, the firm uses other methodologies to determine fair value, which vary based on the type of instrument. Valuation inputs and assumptions are changed when corroborated by substantive observable evidence, including values realized on sales of level 3 assets.

The table below presents the valuation techniques and the nature of significant inputs generally used to determine the fair values of each class of level 3 cash instrument.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Cash Instrument	Valuation Techniques and Significant Inputs

Loans and securities backed by commercial real estate

•  Collateralized by a single commercial real estate property or a portfolio of properties

 •  May include tranches of varying levels of subordination

Valuation techniques vary by instrument, but are generally based on discounted cash flow techniques.

Significant inputs for these valuations include:

 •  Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral

 •  Current levels and changes in market indices such as the CMBX (an index that tracks the performance of commercial mortgage bonds)

 •  Market yields implied by transactions of similar or related assets

 •  Current performance of the underlying collateral

 •  Capitalization rates and multiples

Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination
Valuation techniques vary by instrument, but are generally based on relative value analyses, discounted cash flow techniques or a combination thereof.

Significant inputs are determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX (an index that tracks the performance of subprime residential mortgage bonds). Significant inputs include:

 •  Home price projections, residential property liquidation timelines and related costs

 •  Underlying loan prepayment, default and cumulative loss expectations

 •  Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral

 •  Market yields implied by transactions of similar or related assets

Loan portfolios • Acquired portfolios of distressed loans • Primarily backed by commercial and residential real estate collateral
Valuations are based on discounted cash flow techniques.

Significant inputs are determined based on relative value analyses which incorporate comparisons to recent auction data for other similar loan portfolios. Significant inputs include:

 •  Amount and timing of expected future cash flows

 •  Market yields implied by transactions of similar or related assets

Bank loans and bridge loans Corporate debt securities State and municipal obligations Other debt obligations
Valuation techniques vary by instrument, but are generally based on discounted cash flow techniques.

Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

 •  Amount and timing of expected future cash flows

 •  Current levels and trends of market indices such as CDX, LCDX and MCDX (indices that track the performance of corporate credit, loans and municipal obligations, respectively)

 •  Market yields implied by transactions of similar or related assets

 •  Current performance and recovery assumptions and, where we use credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation

Equities and convertible debentures • Private equity investments	Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available:

 •  Transactions in similar instruments

 •  Discounted cash flow techniques

 •  Third-party appraisals

 •  Industry multiples and public comparables

Evidence includes recent or pending reorganizations (e.g., merger proposals, tender offers, debt restructurings) and significant changes in financial metrics, such as:

 •  Current financial performance as compared to projected performance

 •  Capitalization rates and multiples

• Market yields implied by transactions of similar or related assets

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of December 2010
in millions	Level 1		Level 2		Level 3		Total

Commercial paper, certificates of deposit, time deposits and other money market instruments	$4,344		$6,918		$—		$11,262
U.S. government and federal agency obligations	36,184		48,744		—		84,928
Non-U.S. government obligations	35,504		5,171		—		40,675
Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—		3,381		2,819		6,200
Loans and securities backed by residential real estate	—		7,031		2,373		9,404
Loan portfolios	—		153		1,285		1,438
Bank loans and bridge loans	—		8,134		9,905		18,039
Corporate debt securities [2]	108		21,874		2,737		24,719
State and municipal obligations	—		2,038		754		2,792
Other debt obligations	—		1,958		1,274		3,232
Equities and convertible debentures	41,660	[3]	15,113	[4]	11,060	[5]	67,833
Commodities	—		13,138		—		13,138

Total	$117,800		$133,653		$32,207		$283,660

	Cash Instrument Liabilities at Fair Value as of December 2010
in millions	Level 1	Level 2	Level 3	Total

U.S. government and federal agency obligations	$23,191	$73	$—	$23,264
Non-U.S. government obligations	28,168	841	—	29,009
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	5	—	5
Loans and securities backed by residential real estate	—	6	—	6
Bank loans and bridge loans	—	1,107	380	1,487
Corporate debt securities [6]	26	7,133	60	7,219
Equities and convertible debentures [7]	24,283	699	6	24,988
Commodities	—	9	—	9

Total	$75,668	$9,873	$446	$85,987

1.	Includes $212 million and $565 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $368 million and $1.07 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of publicly listed equity securities. Includes the firm’s $7.59 billion investment in the ordinary shares of Industrial and Commercial Bank of China Limited, which was transferred from level 2 upon expiration of transfer restrictions in April 2010.

4.	Substantially all consists of restricted and less liquid publicly listed securities.

5.	Includes $10.03 billion of private equity investments, $874 million of real estate investments and $156 million of convertible debentures.

6.	Includes $35 million of CDOs and CLOs backed by corporate obligations in level 3.

7.	Substantially all consists of publicly listed equity securities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cash Instrument Assets at Fair Value as of December 2009
in millions	Level 1		Level 2		Level 3		Total

Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,026		$4,085		$—		$9,111
U.S. government and federal agency obligations	36,391		41,945		—		78,336
Non-U.S. government obligations	33,881		4,977		—		38,858
Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—		1,583		4,620		6,203
Loans and securities backed by residential real estate	—		4,824		1,880		6,704
Loan portfolios	—		6		1,364		1,370
Bank loans and bridge loans	—		9,785		9,560		19,345
Corporate debt securities [2]	164		23,969		2,235		26,368
State and municipal obligations	—		1,645		1,114		2,759
Other debt obligations	—		679		2,235		2,914
Equities and convertible debentures	37,103	[3]	22,500	[4]	11,871	[5]	71,474
Commodities	—		3,707		—		3,707

Total	$112,565		$119,705		$34,879		$267,149

	Cash Instrument Liabilities at Fair Value as of December 2009
in millions	Level 1	Level 2	Level 3	Total

U.S. government and federal agency obligations	$20,940	$42	$—	$20,982
Non-U.S. government obligations	23,306	537	—	23,843
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	29	—	29
Loans and securities backed by residential real estate	—	74	—	74
Bank loans and bridge loans	—	1,128	413	1,541
Corporate debt securities [6]	65	6,018	146	6,229
State and municipal obligations	—	36	—	36
Equities and convertible debentures [3]	19,072	1,168	13	20,253
Commodities	—	23	—	23

Total	$63,383	$9,055	$572	$73,010

1.	Includes $291 million and $311 million of CDOs and CLOs backed by real estate in level 2 and level 3, respectively.

2.	Includes $338 million and $741 million of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

3.	Substantially all consists of publicly listed equity securities.

4.	Substantially all consists of less liquid publicly listed securities.

5.	Includes $10.56 billion of private equity investments, $1.23 billion of real estate investments and $79 million of convertible debentures.

6.	Includes $45 million of CDOs and CLOs backed by corporate obligations in level 3.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Rollforward

If a cash instrument was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. Transfers between levels are reported at the beginning of the reporting period in which they occur. Accordingly, the tables do not include gains or losses that were reported in level 3 in prior periods for cash instruments that were transferred out of level 3 prior to the end of the period.

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the period.

	Level 3 Cash Instrument Assets at Fair Value for the Year Ended December 2010
			Net unrealized
			gains/(losses)	Net	Net
		Net	relating to	purchases,	transfers
	Balance,	realized	instruments	issuances	in and/or	Balance,
	beginning	gains/	still held at year	and	(out) of	end of
in millions	of year	(losses)	end	settlements	level 3	year

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$4,620	$157	$193	$(1,307)	$(844)	$2,819
Loans and securities backed by residential real estate	1,880	167	49	226	51	2,373
Loan portfolios	1,364	93	(97)	(91)	16	1,285
Bank loans and bridge loans	9,560	687	482	(735)	(89)	9,905
Corporate debt securities	2,235	239	348	488	(573)	2,737
State and municipal obligations	1,114	1	(25)	(393)	57	754
Other debt obligations	2,235	4	159	(263)	(861)	1,274
Equities and convertible debentures	11,871	119	548	(847)	(631)	11,060

Total	$34,879	$1,467	$1,657	$(2,922)	$(2,874)	$32,207

	Level 3 Cash Instrument Liabilities at Fair Value for the Year Ended December 2010
			Net unrealized
			(gains)/losses	Net	Net
		Net	relating to	purchases,	transfers
	Balance,	realized	instruments	issuances	in and/or	Balance,
	beginning	(gains)/	still held at year	and	(out) of	end of
in millions	of year	losses	end	settlements	level 3	year

Total	$572	$5	$(17)	$(97)	$(17)	$446

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant transfers in and out of level 3 during the year ended December 2010 included:

•	Loans and securities backed by commercial real estate: net transfer out of level 3 of $844 million, principally due to transfers to level 2 of certain loans due to improved transparency of market prices as a result of partial sales.

•	Corporate debt securities: net transfer out of level 3 of $573 million, principally due to a reduction in financial instruments as a result of the consolidation of a VIE which holds intangible assets.

•	Other debt obligations: net transfer out of level 3 of $861 million, principally due to a reduction in financial instruments as a result of the consolidation of a VIE. The VIE holds real estate assets which are included in “Other assets.”

•	Equities and convertible debentures: net transfer out of level 3 of $631 million, principally due to transfers to level 2 of certain private equity investments due to improved transparency of market prices as a result of partial sales and initial public offerings.

	Level 3 Cash Instrument Assets at Fair Value for the Year Ended December 2009
			Net unrealized
			gains/(losses)	Net	Net
		Net	relating to	purchases,	transfers
	Balance,	realized	instruments	issuances	in and/or	Balance,
	beginning	gains/	still held at year	and	(out) of	end of
in millions	of year	(losses)	end	settlements	level 3	year

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$9,170	$166	$(1,148)	$(3,097)	$(471)	$4,620
Loans and securities backed by residential real estate	1,927	101	58	(158)	(48)	1,880
Loan portfolios	4,266	167	(327)	(1,195)	(1,547)	1,364
Bank loans and bridge loans	11,169	747	(145)	(2,128)	(83)	9,560
Corporate debt securities	2,734	366	(68)	(624)	(173)	2,235
State and municipal obligations	1,356	(5)	13	(662)	412	1,114
Other debt obligations	3,903	173	(203)	(1,425)	(213)	2,235
Equities and convertible debentures	15,127	21	(2,961)	662	(978)	11,871

Total	$49,652	$1,736	$(4,781)	$(8,627)	$(3,101)	$34,879

	Level 3 Cash Instrument Liabilities at Fair Value for the Year Ended December 2009
			Net unrealized
			(gains)/losses	Net	Net
		Net	relating to	purchases,	transfers
	Balance,	realized	instruments	issuances	in and/or	Balance,
	beginning	(gains)/	still held at year	and	(out) of	end of
in millions	of year	losses	end	settlements	level 3	year

Total	$1,727	$(38)	$(474)	$(463)	$(180)	$572

Significant transfers in and out of level 3 during the year ended December 2009 included:

•	Loan portfolios: net transfer out of level 3 of $1.55 billion, principally due to the deconsolidation of certain loan portfolios for which the firm did not bear economic exposure.

•	Equities and convertible debentures: net transfer out of level 3 of $978 million, principally due to transfers to level 2 of certain private equity investments due to improved transparency of market prices which are used to value these financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Funds That Calculate
Net Asset Value Per Share

Cash instruments at fair value include investments in funds that are valued based on the net asset value per share (NAV) of the investment fund. The firm uses NAV as its measure of fair value for fund investments when (i) the fund investment does not have a readily determinable fair value and (ii) the NAV of the investment fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the underlying investments at fair value.

The firm’s investments in funds that calculate NAV primarily consist of investments in firm-sponsored funds where the firm co-invests with third-party investors. The private equity, private debt and real estate funds are primarily closed-end funds in which the firm’s investments are not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated and it is estimated that substantially all of the underlying assets of existing funds will be liquidated over the next 10 years. The firm’s investments in hedge funds are generally redeemable on a quarterly basis with 91 days notice, subject to a maximum redemption level of 25% of the firm’s initial investments at any quarter-end.

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of December 2010		As of December 2009
	Fair Value of	Unfunded	Fair Value of	Unfunded
in millions	Investments	Commitments	Investments	Commitments

Private equity funds [1]	$7,911	$4,816	$8,229	$5,722
Private debt funds [2]	4,267	3,721	3,628	4,048
Hedge funds [3]	3,169	—	3,133	—
Real estate and other funds [4]	1,246	1,884	939	2,398

Total	$16,593	$10,421	$15,929	$12,168

1.	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations and growth investments.

2.	These funds generally invest in loans and other fixed income instruments and are focused on providing private high-yield capital for mid- to large-sized leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers.

3.	These funds are primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies including long/short equity, credit, convertibles, risk arbitrage/special situations and capital structure arbitrage.

4.	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.  Derivatives and Hedging Activities

Derivative Activities

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors. Derivatives may be privately negotiated contracts, which are usually referred to as over-the-counter (OTC) derivatives, or they may be listed and traded on an exchange (exchange-traded).

Market-Making.  As a market maker, the firm enters into derivative transactions with clients and other market participants to provide liquidity and to facilitate the transfer and hedging of risk. In this capacity, the firm typically acts as principal and is consequently required to commit capital to provide execution. As a market maker, it is essential to maintain an inventory of financial instruments sufficient to meet expected client and market demands.

Risk Management.  The firm also enters into derivatives to actively manage risk exposures that arise from market-making and investing and lending activities in derivative and cash instruments. In addition, the firm may enter into derivatives designated as hedges under U.S. GAAP. These derivatives are used to manage foreign currency exposure on the net investment in certain non-U.S. operations and to manage interest rate exposure in certain fixed-rate unsecured long-term and short-term borrowings, and certificates of deposit.

The firm enters into various types of derivatives, including:

•	Futures and Forwards. Contracts that commit counterparties to purchase or sell financial instruments, commodities or currencies in the future.

•	Swaps. Contracts that require counterparties to exchange cash flows such as currency or interest payment streams. The amounts exchanged are based on the specific terms of the contract with reference to specified rates, financial instruments, commodities, currencies or indices.

•	Options. Contracts in which the option purchaser has the right but not the obligation to purchase from or sell to the option writer financial instruments, commodities or currencies within a defined time period for a specified price.

Derivatives are accounted for at fair value, net of cash collateral received or posted under credit support agreements. Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement. Derivative assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

Substantially all gains and losses on derivatives not designated as hedges under U.S. GAAP, are included in “Market making” and “Other principal transactions.”

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the fair value of exchange-traded and OTC derivatives on a net-by-counterparty basis.

	As of December 2010		As of December 2009
	Derivative	Derivative	Derivative	Derivative
in millions	Assets	Liabilities	Assets	Liabilities

Exchange-traded	$7,601	$2,794	$6,831	$2,548
Over-the-counter	65,692	51,936	68,422	53,461

Total	$73,293	$54,730	$75,253	$56,009

The table below presents the fair value, and the number, of derivative contracts by major product type on a gross basis. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash collateral received or posted under credit support agreements, and therefore are not representative of the firm’s exposure.

	As of December 2010			As of December 2009
			Number			Number
	Derivative	Derivative	of	Derivative	Derivative	of
in millions, except number of contracts	Assets	Liabilities	Contracts	Assets	Liabilities	Contracts

Derivatives not accounted for as hedges
Interest rates	$463,145	$422,514	272,279	$458,614	$407,125	270,707
Credit	127,153	104,407	367,779	164,669	134,810	443,450
Currencies	87,959	70,273	222,706	77,223	62,413	171,760
Commodities	36,689	41,666	70,890	47,234	48,163	73,010
Equities	65,815	51,948	289,059	67,559	53,207	237,625

Subtotal	$780,761	$690,808	1,222,713	$815,299	$705,718	1,196,552

Derivatives accounted for as hedges
Interest rates	$23,396	$33	997	$19,563	$1	806
Currencies	6	162	72	8	47	58

Subtotal	$23,402	$195	1,069	$19,571	$48	864

Gross fair value of derivatives	$804,163	$691,003	1,223,782	$834,870	$705,766	1,197,416

Counterparty netting [1]	(620,553)	(620,553)		(635,014)	(635,014)
Cash collateral netting [2]	(110,317)	(15,720)		(124,603)	(14,743)

Fair value included in financial instruments owned	$73,293			$75,253

Fair value included in financial instruments sold, but not yet purchased		$54,730			$56,009

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Techniques for Derivatives
See Note 5 for an overview of the firm’s fair value measurement policies and the fair value hierarchy.

Level 1 Derivatives
Exchange-traded derivatives fall within level 1 if they are actively traded and are valued at their quoted market price.

Level 2 Derivatives
Level 2 derivatives include exchange-traded derivatives that are not actively traded and OTC derivatives for which all significant valuation inputs are corroborated by market evidence.

Level 2 exchange-traded derivatives are valued using models that calibrate to market-clearing levels of OTC derivatives. Inputs to the valuations of level 2 OTC derivatives can be verified to market-clearing transactions, broker or dealer quotations or other alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Where models are used, the selection of a particular model to value an OTC derivative depends on the contractual terms of and specific risks inherent in the instrument, as well as the availability of pricing information in the market. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model selection does not involve significant management judgment because outputs of models can be calibrated to market-clearing levels.

Price transparency of OTC derivatives can generally be characterized by product type.

Interest Rate.  In general, the prices and other inputs used to value interest rate derivatives are transparent, even for long-dated contracts. Interest rate swaps and options denominated in the currencies of leading industrialized nations are characterized by high trading volumes and tight bid/offer spreads. Interest rate derivatives that reference indices, such as an inflation index, or the shape of the yield curve (e.g., 10-year swap rate vs. 2-year swap rate), are more complex and are therefore less transparent, but the prices and other inputs are generally observable.

Credit.  Price transparency for credit default swaps, including both single names and baskets of credits, varies by market and underlying reference entity or obligation. Credit default swaps that reference indices, large corporates and major sovereigns generally exhibit the most price transparency. For credit default swaps with other underliers, price transparency varies based on credit rating, the cost of borrowing the underlying reference obligations, and the availability of the underlying reference obligations for delivery upon the default of the issuer. Credit default swaps that reference loans, asset-backed securities and emerging market debt instruments tend to be less transparent than those that reference corporate bonds. In addition, more complex credit derivatives, such as those sensitive to the correlation between two or more underlying reference obligations, generally have less price transparency.

Currency.  Prices for currency derivatives based on the exchange rates of leading industrialized nations, including those with longer tenors, are generally transparent. The primary difference between the transparency of developed and emerging market currency derivatives is that emerging markets tend to be observable for contracts with shorter tenors.

Commodity.  Commodity derivatives include transactions referenced to energy (e.g., oil and natural gas), metals (e.g., precious and base) and soft commodities (e.g., agricultural). Price transparency varies based on the underlying commodity, delivery location, tenor and product quality (e.g., diesel fuel compared to unleaded gasoline). In general, price transparency for commodity derivatives is greater for contracts with shorter tenors and contracts that are more closely aligned with major and/or benchmark commodity indices.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity.  Price transparency for equity derivatives varies by market and underlier. Options on indices and the common stock of corporates included in major equity indices exhibit the most price transparency. Exchange-traded and OTC equity derivatives generally have observable market prices, except for contracts with long tenors or reference prices that differ significantly from current market prices. More complex equity derivatives, such as those sensitive to the correlation between two or more individual stocks, generally have less price transparency.

Liquidity is essential to observability of all product types. If transaction volumes decline, previously transparent prices and other inputs may become unobservable. Conversely, even highly structured products may at times have trading volumes large enough to provide observability of prices and other inputs.

Level 3 Derivatives
Level 3 OTC derivatives are valued using models which utilize observable level 1 and/or level 2 inputs, as well as unobservable level 3 inputs.

•	For the majority of the firm’s interest rate and currency derivatives classified within level 3, the significant unobservable inputs are correlations of certain currencies and interest rates (e.g., the correlation of Japanese yen foreign exchange rates to U.S. dollar interest rates).

•	For credit derivatives classified within level 3, significant level 3 inputs include long-dated credit and funding spreads as well as certain correlation inputs required to value credit and mortgage derivatives (e.g., the likelihood of default of the underlying reference obligations relative to one another).

•	For level 3 equity derivatives, significant level 3 inputs generally include equity volatility inputs for options that are very long-dated and/or have strike prices that differ significantly from current market prices. In addition, the valuation of certain structured trades requires the use of level 3 inputs for the correlation of the price performance for two or more individual stocks.

•	For level 3 commodity derivatives, significant level 3 inputs include volatilities for options with strike prices that differ significantly from current market prices and prices for certain products for which the product quality is not aligned with benchmark indices.

Subsequent to the initial valuation of a level 3 OTC derivative, the firm updates the level 1 and level 2 inputs to reflect observable market changes and any resulting gains and losses are recorded in level 3. Level 3 inputs are changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations or other empirical market data. In circumstances where the firm cannot verify the model value by reference to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Adjustments
Valuation adjustments are integral to determining the fair value of derivatives and are used to adjust the mid-market valuations, produced by derivative pricing models, to the appropriate exit price valuation. These adjustments incorporate bid/offer spreads, the cost of liquidity on large or illiquid positions and credit valuation adjustments (CVA) which account for the credit risk inherent in derivative portfolios. Market-based inputs are generally used when calibrating valuation adjustments to market-clearing levels.

In addition, for derivatives that include significant unobservable inputs, the firm makes model or exit price adjustments to account for the valuation uncertainty present in the transaction.

Fair Value of Derivatives by Level
The tables below present the fair value of derivatives on a gross basis by level and major product type. Gross fair values in the tables below exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted under credit support agreements both in and across levels of the fair value hierarchy, and therefore are not representative of the firm’s exposure.

	Derivative Assets at Fair Value as of December 2010
				Cross-Level
in millions	Level 1	Level 2	Level 3	Netting		Total

Interest rates	$49	$486,037	$455	$—		$486,541
Credit	—	115,519	11,634	—		127,153
Currencies	—	86,158	1,807	—		87,965
Commodities	—	34,511	2,178	—		36,689
Equities	44	64,267	1,504	—		65,815

Gross fair value of derivative assets	$93	$786,492	$17,578	—		$804,163
Counterparty netting [1]	—	(613,979)	(4,806)	(1,768	) [3]	(620,553)

Subtotal	$93	$172,513	$12,772	$(1,768)		$183,610
Cash collateral netting [2]						(110,317)

Fair value included in financial instruments owned						$73,293

	Derivative Liabilities at Fair Value as of December 2010
				Cross-Level
in millions	Level 1	Level 2	Level 3	Netting		Total

Interest rates	$18	$422,267	$262	$—		$422,547
Credit	—	99,813	4,594	—		104,407
Currencies	—	69,726	709	—		70,435
Commodities	—	39,709	1,957	—		41,666
Equities	27	49,427	2,494	—		51,948

Gross fair value of derivative liabilities	$45	$680,942	$10,016	—		$691,003
Counterparty netting [1]	—	(613,979)	(4,806)	(1,768	) [3]	(620,553)

Subtotal	$45	$66,963	$5,210	$(1,768)		$70,450
Cash collateral netting [2]						(15,720)

Fair value included in financial instruments sold, but not yet purchased						$54,730

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivative Assets at Fair Value as of December 2009
				Cross-Level
in millions	Level 1	Level 2	Level 3	Netting		Total

Interest rates	$—	$477,767	$410	$—		$478,177
Credit	—	151,503	13,166	—		164,669
Currencies	—	76,693	538	—		77,231
Commodities	—	45,229	2,005	—		47,234
Equities	161	65,687	1,711	—		67,559

Gross fair value of derivative assets	$161	$816,879	$17,830	—		$834,870
Counterparty netting [1]	—	(626,063)	(6,234)	(2,717	) [3]	(635,014)

Subtotal	$161	$190,816	$11,596	$(2,717)		$199,856
Cash collateral netting [2]						(124,603)

Fair value included in financial instruments owned						$75,253

	Derivative Liabilities at Fair Value as of December 2009
				Cross-Level
in millions	Level 1	Level 2	Level 3	Netting		Total

Interest rates	$—	$406,639	$487	$—		$407,126
Credit	—	128,026	6,784	—		134,810
Currencies	—	62,132	328	—		62,460
Commodities	—	46,062	2,101	—		48,163
Equities	126	50,147	2,934	—		53,207

Gross fair value of derivative liabilities	$126	$693,006	$12,634	—		$705,766
Counterparty netting [1]	—	(626,063)	(6,234)	(2,717	) [3]	(635,014)

Subtotal	$126	$66,943	$6,400	$(2,717)		$70,752
Cash collateral netting [2]						(14,743)

Fair value included in financial instruments sold, but not yet purchased						$56,009

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Rollforward

If a derivative was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. Transfers between levels are reported at the beginning of the reporting period in which they occur. Accordingly, the table does not include gains or losses that were reported in level 3 in prior periods for derivatives that were transferred out of level 3 prior to the end of the period.

The table below presents changes in fair value for all derivatives categorized as level 3 as of the end of the period.

	Level 3 Derivative Assets and Liabilities at Fair Value
			Net unrealized
	Asset/		gains/(losses)		Net	Net	Asset/
	(liability)	Net	relating to		purchases,	transfers	(liability)
	balance,	realized	instruments		issuances	in and/or	balance,
	beginning	gains/	still held at year		and	(out) of	end of
in millions	of year	(losses)	end		settlements	level 3	year

Year Ended December 2010
Interest rates − net	$(71)	$(79)	$156		$(118)	$306	$194
Credit − net	6,366	8	4,393	[1]	(2,663)	(1,064)	7,040
Currencies − net	215	(83)	317		110	539	1,098
Commodities − net	(90)	48	312		33	(83)	220
Equities − net	(1,224)	(38)	6		43	223	(990)

Total derivatives − net	$5,196	$(144)	$5,184		$(2,595)	$(79)	$7,562

Year Ended December 2009

Total derivatives − net	$3,315	$759	$(1,018)		$2,333	$(193)	$5,196

1.	Primarily attributable to lower interest rates, which are level 2 inputs, underlying certain credit derivatives. These unrealized gains were substantially offset by unrealized losses on currency, interest rate and credit derivatives categorized in level 2, which economically hedge level 3 derivatives.

Significant transfers in and out of level 3 during the year ended December 2010 included:

•	Interest rates — net and Currencies — net: net transfer into level 3 of $306 million and $539 million, respectively, principally due to reduced transparency of the correlation inputs used to value these financial instruments.

•	Credit — net: net transfer out of level 3 of $1.06 billion, principally due to improved transparency of correlation inputs used to value certain mortgage derivatives.

There were no significant transfers in and out of level 3 during the year ended December 2009.

Impact of Credit Spreads on Derivatives
On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivatives through changes in credit mitigants or the sale or unwind of the contracts.

The net gain/(loss) attributable to the impact of changes in credit exposure and credit spreads on derivatives were $68 million, $572 million, $(137) million, and $(188) million for the years ended December 2010, December 2009, November 2008 and one month ended December 2008, respectively.

Bifurcated Embedded Derivatives
The table below presents derivatives, primarily equity and interest rate products, that have been bifurcated from their related borrowings. These derivatives are recorded at fair value and included in “Unsecured short-term borrowings” and “Unsecured long-term borrowings.” See Note 8 for further information.

	As of December
in millions, except number of contracts	2010	2009

Fair value of assets	$383	$478
Fair value of liabilities	267	382

Net	$116	$96

Number of contracts	338	297

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTC Derivatives

The following tables present the fair values of OTC derivative assets and liabilities by tenor and by product type. In the following tables, tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

in millions	OTC Derivatives as of December 2010

Assets	0 - 12	1 - 5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$7,137	$34,384	$60,750	$102,271
Credit	2,777	16,145	13,525	32,447
Currencies	9,968	10,696	14,868	35,532
Commodities	5,664	5,996	248	11,908
Equities	4,795	10,942	7,037	22,774
Netting across product types [1]	(2,937)	(5,513)	(5,077)	(13,527)

Subtotal	$27,404	$72,650	$91,351	$191,405
Cross maturity netting [2]				(15,396)
Cash collateral netting [3]				(110,317)

Total				$65,692

Liabilities	0 - 12	1 - 5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$4,470	$14,072	$19,760	$38,302
Credit	1,024	4,862	3,816	9,702
Currencies	8,036	5,219	4,986	18,241
Commodities	7,279	7,838	2,528	17,645
Equities	3,962	4,977	3,750	12,689
Netting across product types [1]	(2,937)	(5,513)	(5,077)	(13,527)

Subtotal	$21,834	$31,455	$29,763	$83,052
Cross maturity netting [2]				(15,396)
Cash collateral netting [3]				(15,720)

Total				$51,936

1.	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in millions	OTC Derivatives as of December 2009

Assets	0 - 12	1 - 5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$14,266	$37,146	$58,404	$109,816
Credit	5,743	20,465	17,419	43,627
Currencies	9,870	12,789	12,650	35,309
Commodities	6,201	7,546	555	14,302
Equities	6,742	8,818	7,115	22,675
Netting across product types [1]	(3,480)	(6,256)	(3,671)	(13,407)

Subtotal	$39,342	$80,508	$92,472	$212,322
Cross maturity netting [2]				(19,297)
Cash collateral netting [3]				(124,603)

Total				$68,422

Liabilities	0 - 12	1 - 5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$7,042	$12,831	$19,014	$38,887
Credit	2,487	7,168	4,113	13,768
Currencies	12,202	4,003	4,208	20,413
Commodities	6,922	7,161	1,996	16,079
Equities	4,213	3,746	3,802	11,761
Netting across product types [1]	(3,480)	(6,256)	(3,671)	(13,407)

Subtotal	$29,386	$28,653	$29,462	$87,501
Cross maturity netting [2]				(19,297)
Cash collateral netting [3]				(14,743)

Total				$53,461

1.	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives with Credit-Related
Contingent Features
Certain of the firm’s derivatives have been transacted under bilateral agreements with counterparties who may require the firm to post collateral or terminate the transactions based on changes in the firm’s credit ratings. The table below presents the aggregate fair value of net derivative liabilities under such agreements (excluding application of collateral posted to reduce these liabilities), the related aggregate fair value of the assets posted as collateral, and the additional collateral or termination payments that could have been called at the reporting date by counterparties in the event of a one-notch and two-notch downgrade in the firm’s credit ratings.

	As of December
in millions	2010	2009

Net derivative liabilities under bilateral agreements	$23,843	$20,848
Collateral posted	16,640	14,475
Additional collateral or termination payments for a one-notch downgrade	1,353	1,117
Additional collateral or termination payments for a two-notch downgrade	2,781	2,364

Credit Derivatives
The firm enters into a broad array of credit derivatives in locations around the world to facilitate client transactions and to manage the credit risk associated with market-making and investing and lending activities. Credit derivatives are actively managed based on the firm’s net risk position.

Credit derivatives are individually negotiated contracts and can have various settlement and payment conventions. Credit events include failure to pay, bankruptcy, acceleration of indebtedness, restructuring, repudiation and dissolution of the reference entity.

Credit Default Swaps.  Single-name credit default swaps protect the buyer against the loss of principal on one or more bonds, loans or mortgages (reference obligations) in the event the issuer (reference entity) of the reference obligations suffers a credit event. The buyer of protection pays an initial or periodic premium to the seller and receives protection for the period of the contract. If there is no credit event, as defined in the contract, the seller of protection makes no payments to the buyer of protection. However, if a credit event occurs, the seller of protection is required to make a payment, which is calculated in accordance with the terms of the contract, to the buyer of protection.

Credit Indices, Baskets and Tranches.  Credit derivatives may reference a basket of single-name credit default swaps or a broad-based index. If a credit event occurs in one of the underlying reference obligations, the protection seller pays the protection buyer. The payment is typically a pro-rata portion of the transaction’s total notional amount based on the underlying defaulted reference obligation. In certain transactions, the credit risk of a basket or index is separated into various portions (tranches) each having different levels of subordination. The most junior tranches cover initial defaults and once losses exceed the notional amount of these junior tranches, any excess loss is covered by the next most senior tranche in the capital structure.

Total Return Swaps.  A total return swap transfers the risks relating to economic performance of a reference obligation from the protection buyer to the protection seller. Typically, the protection buyer receives from the protection seller a floating-rate of interest and protection against any reduction in fair value of the reference obligation, and in return the protection seller receives the cash flows associated with the reference obligation, plus any increase in the fair value of the reference obligation.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Options.  In a credit option, the option writer assumes the obligation to purchase or sell a reference obligation at a specified price or credit spread. The option purchaser buys the right but not the obligation to sell the reference obligation to, or purchase it from, the option writer. The payments on credit options depend either on a particular credit spread or the price of the reference obligation.

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

As of December 2010, written and purchased credit derivatives had total gross notional amounts of $2.05 trillion and $2.19 trillion, respectively, for total net notional purchased protection of $140.63 billion. As of December 2009, written and purchased credit derivatives had total gross notional amounts of $2.54 trillion and $2.71 trillion, respectively, for total net notional purchased protection of $164.13 billion.

The table below presents certain information about credit derivatives. In the table below:

•	Fair values exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted under credit support agreements, and therefore are not representative of the firm’s exposure;

•	Tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives; and

•	The credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. The firm is less likely to pay or otherwise be required to perform where the credit spread and the tenor are lower.

					Maximum Payout/Notional
	Maximum Payout/Notional Amount				Amount of Purchased		Fair Value of
	of Written Credit Derivatives by Tenor				Credit Derivatives		Written Credit Derivatives
					Offsetting	Other
			5 Years		Purchased	Purchased			Net
	0 – 12	1 – 5	or		Credit	Credit			Asset/
$ in millions	Months	Years	Greater	Total	Derivatives [1]	Derivatives [2]	Asset	Liability	(Liability)

As of December 2010
Credit spread on underlying (basis points)
0-250	$235,798	$1,094,308	$288,851	$1,618,957	$1,511,113	$232,506	$32,071	$14,780	$17,291
251-500	14,412	144,448	52,072	210,932	183,613	36,713	7,368	7,739	(371)
501-1,000	6,384	89,212	33,553	129,149	110,019	18,686	2,571	11,256	(8,685)
Greater than 1,000	11,721	63,982	12,022	87,725	70,945	23,795	483	33,670	(33,187)

Total	$268,315	$1,391,950	$386,498	$2,046,763	$1,875,690	$311,700	$42,493	$67,445	$(24,952)

As of December 2009
Credit spread on underlying (basis points)
0-250	$283,353	$1,342,649	$414,809	$2,040,811	$1,884,864	$299,329	$39,740	$13,441	$26,299
251-500	15,151	142,732	39,337	197,220	182,583	27,194	5,008	6,816	(1,808)
501-1,000	10,364	101,621	34,194	146,179	141,317	5,673	2,841	12,448	(9,607)
Greater than 1,000	20,262	107,768	31,208	159,238	117,914	48,699	1,524	60,279	(58,755)

Total	$329,130	$1,694,770	$519,548	$2,543,448	$2,326,678	$380,895	$49,113	$92,984	$(43,871)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

2.	Comprised of purchased protection in excess of the amount of written protection on identical underlyings and purchased protection on other underlyings on which the firm has not written protection.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hedge Accounting
The firm applies hedge accounting for (i) certain interest rate swaps used to manage the interest rate exposure of certain fixed-rate unsecured long-term and short-term borrowings and certain fixed-rate certificates of deposit and (ii) certain foreign currency forward contracts and foreign currency-denominated debt used to manage foreign currency exposures on the firm’s net investment in certain non-U.S. operations.

To qualify for hedge accounting, the derivative hedge must be highly effective at reducing the risk from the exposure being hedged. Additionally, the firm must formally document the hedging relationship at inception and test the hedging relationship at least on a quarterly basis to ensure the derivative hedge continues to be highly effective over the life of the hedging relationship.

Interest Rate Hedges
The firm designates certain interest rate swaps as fair value hedges. These interest rate swaps hedge changes in fair value attributable to the relevant benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR)), effectively converting a substantial portion of fixed-rate obligations into floating-rate obligations.

The firm applies the “long-haul method” in assessing the effectiveness of its fair value hedging relationships in achieving offsetting changes in the fair values of the hedging instrument and the risk being hedged (i.e., interest rate risk).

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

The dollar-offset method compared the change in the fair value of the hedging instrument to the change in the fair value of the hedged item, excluding the effect of the passage of time. The prospective dollar-offset assessment used scenario analyses to test hedge effectiveness through simulations of numerous parallel and slope shifts of the relevant yield curve. Parallel shifts changed the interest rate of all maturities by identical amounts. Slope shifts changed the curvature of the yield curve. For both the prospective assessment, in response to each of the simulated yield curve shifts, and the retrospective assessment, a hedging relationship was considered effective if the fair value of the hedging instrument and the hedged item changed inversely within a range of 80% to 125%.

For qualifying fair value hedges, gains or losses on derivatives are included in “Interest expense.” The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses resulting from hedge ineffectiveness are included in “Interest expense.” See Note 23 for further information about interest income and interest expense.

For the years ended December 2010 and December 2009 and one month ended December 2008, the gain/(loss) recognized on interest rate derivatives accounted for as hedges was $1.62 billion, $(10.07) billion and $3.59 billion, respectively, and the related gain/(loss) recognized on the hedged borrowings and bank deposits was $(3.45) billion, $9.95 billion and $(3.53) billion, respectively. The hedge ineffectiveness recognized on these derivatives for the year ended December 2010 was a loss of $1.84 billion. This loss consisted primarily of the amortization of prepaid credit spreads, and was not material for the year ended December 2009 and one month ended December 2008. The gain/(loss) excluded from the assessment of hedge effectiveness was not material for the year ended December 2010 and one month ended December 2008 and was a loss of $1.23 billion for the year ended December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Investment Hedges
The firm seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts and foreign currency-denominated debt. For foreign currency forward contracts designated as hedges, the effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts (i.e., based on changes in forward rates). For foreign currency-denominated debt designated as a hedge, the effectiveness of the hedge is assessed based on changes in spot rates.

For qualifying net investment hedges, the gains or losses on the hedging instruments, to the extent effective, are included in the consolidated statements of comprehensive income.

The table below presents the gains/(losses) from net investment hedging. The gains/(losses) below are included in “Currency translation adjustment, net of tax” in the consolidated statements of comprehensive income/(loss).

			One Month
	Year Ended December		Ended
in millions	2010	2009	December 2008

Currency hedges	$(261)	$(495)	$(212)
Foreign currency- denominated debt	(498)	106	(186)

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for the years ended December 2010 and December 2009 and one month ended December 2008.

As of December 2010 and December 2009, the firm had designated $3.88 billion and $3.38 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

Note 8.  Fair Value Option

Other Financial Assets and Financial
Liabilities at Fair Value
In addition to all cash and derivative instruments included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” the firm has elected to account for certain of its other financial assets and financial liabilities at fair value under the fair value option.

The primary reasons for electing the fair value option are to:

•	reflect economic events in earnings on a timely basis;

•	mitigate volatility in earnings from using different measurement attributes (e.g., transfers of financial instruments owned accounted for as financings are recorded at fair value whereas the related secured financing would be recorded on an accrual basis absent electing the fair value option); and

•	address simplification and cost-benefit considerations (e.g., accounting for hybrid financial instruments at fair value in their entirety versus bifurcation of embedded derivatives and hedge accounting for debt hosts).

Hybrid financial instruments are instruments that contain bifurcatable embedded derivatives and do not require settlement by physical delivery of non-financial assets (e.g., physical commodities). If the firm elects to bifurcate the embedded derivative from the associated debt, the derivative is accounted for at fair value and the host contract is accounted for at amortized cost, adjusted for the effective portion of any fair value hedges. If the firm does not elect to bifurcate, the entire hybrid financial instrument is accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	resale and repurchase agreements;

•	securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution;

•	certain other secured financings, primarily transfers of assets accounted for as financings rather than sales, debt raised through the firm’s William Street credit extension program and certain other nonrecourse financings;

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain unsecured long-term borrowings, including prepaid commodity transactions and certain hybrid financial instruments;

•	certain receivables from customers and counterparties, including certain margin loans, transfers of assets accounted for as secured loans rather than purchases and prepaid variable share forwards;

•	certain insurance and reinsurance contract assets and liabilities and certain guarantees;

•	certain deposits issued by the firm’s bank subsidiaries, as well as securities held by Goldman Sachs Bank USA (GS Bank USA);

•	certain subordinated liabilities issued by consolidated VIEs; and

•	in general, investments acquired after November 24, 2006, when the fair value option became available, where the firm has significant influence over the investee and would otherwise apply the equity method of accounting.

These financial assets and financial liabilities at fair value are generally valued based on discounted cash flow techniques, which incorporate inputs with reasonable levels of price transparency, and are generally classified as level 2 because the inputs are observable. Valuation adjustments may be made for counterparty and the firm’s credit quality.

Significant inputs for each category of other financial assets and financial liabilities at fair value are as follows:

Resale and Repurchase Agreements and Securities Borrowed and Loaned.  The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are the amount and timing of expected future cash flows, interest rates and collateral funding spreads. See Note 9 for further information.

Other Secured Financings.  The significant inputs to the valuation of other secured financings at fair value are the amount and timing of expected future cash flows, interest rates, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market yields and recovery assumptions), the frequency of additional collateral calls and the credit spreads of the firm. See Note 9 for further information.

Unsecured Short-term and Long-term Borrowings.  The significant inputs to the valuation of unsecured short-term and long-term borrowings at fair value are the amount and timing of expected future cash flows, interest rates, the credit spreads of the firm, as well as commodity prices in the case of prepaid commodity transactions and, for certain hybrid financial instruments, equity prices, inflation rates and index levels. See Notes 15 and 16 for further information.

Receivables from Customers and Counterparties.  The significant inputs to the valuation of certain receivables from customers and counterparties are commodity prices, interest rates and the amount and timing of expected future cash flows.

Insurance and Reinsurance Contracts.  Insurance and reinsurance contracts at fair value are included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses.” These contracts are valued using market transactions and other market evidence where possible, including market-based inputs to models, calibration to market-clearing transactions or other alternative pricing sources with reasonable levels of price transparency. Significant level 2 inputs typically include interest rates and inflation risk. Significant level 3 inputs typically include mortality or funding benefit assumptions. When unobservable inputs to a valuation model are significant to the fair value measurement of an instrument, the instrument is classified in level 3.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deposits.  The significant inputs to the valuation of deposits are interest rates.

Gains and Losses on Other Financial Assets and Financial Liabilities at Fair Value
The “Fair Value Option” columns in the table below present the gains and losses recognized as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities. These gains and losses are included in “Market making” and “Other principal transactions” revenues.

The amounts in the table exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense. The table also excludes gains and losses related to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value.

Included in the “Other” columns in the table below are:

•	Gains and losses on the embedded derivative component of hybrid financial instruments included in unsecured short-term borrowings and unsecured long-term borrowings. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid instrument at fair value.

•	Gains and losses on secured financings related to transfers of assets accounted for as financings rather than sales. These gains and losses are offset by gains and losses on the related instruments included in “Financial instruments owned, at fair value” and “Receivables from customers and counterparties.”

•	Gains and losses on receivables from customers and counterparties related to transfers of assets accounted for as receivables rather than purchases. These gains and losses are offset by gains and losses on the related financial instruments included in “Other secured financings.”

•	Gains and losses on subordinated liabilities issued by consolidated VIEs. These gains and losses are offset by gains and losses on the financial assets held by the consolidated VIEs.

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value
	Year Ended						One Month Ended
	December		December		November		December
	2010		2009		2008		2008

	Fair		Fair		Fair		Fair
	Value		Value		Value		Value
in millions	Option	Other	Option	Other	Option	Other	Option	Other

Receivables from customers and counterparties [1]	$(106)	$558	$255	$—	$(68)	$—	$(41)	$—
Other secured financings	(35)	(996)	(822)	48	894	1,290	(2)	—
Unsecured short-term borrowings	33	(1,488)	(182)	(3,150)	266	6,370	(9)	92
Unsecured long-term borrowings	152	(1,321)	(884)	(4,150)	915	2,420	(104)	(623)
Other liabilities and accrued expenses [2]	(88)	138	(214)	—	131	—	7	—
Other [3]	(10)	—	79	—	(83)	—	(60)	—

Total	$(54)	$(3,109)	$(1,768)	$(7,252)	$2,055	$10,080	$(209)	$(531)

1.	Primarily consists of gains/(losses) on certain transfers accounted for as receivables rather than purchases and certain reinsurance contracts.

2.	Primarily consists of gains/(losses) on certain insurance and reinsurance contracts.

3.	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned and deposits.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Excluding the gains and losses on the instruments accounted for under the fair value option described above, “Market making” and “Other principal transactions” in the consolidated statements of earnings primarily represents gains and losses on “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value.”

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of December
in millions	2010	2009

Aggregate contractual principal amount of performing loans and long-term receivables in excess of the related fair value	$3,090	$5,660
Aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due in excess of the related fair value	26,653	36,298

Total [1]	$29,743	$41,958

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$3,994	$4,278

1.	The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of December 2010 and December 2009, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $1.26 billion and $879 million, respectively, and the related total contractual amount of these lending commitments was $51.20 billion and $44.05 billion, respectively.

Long-term Debt Instruments
The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $701 million and $752 million as of December 2010 and December 2009, respectively. Of these amounts, $349 million and $672 million as of December 2010 and December 2009, respectively, related to unsecured long-term borrowings and the remainder related to long-term other secured financings.

Impact of Credit Spreads on Loans and
Lending Commitments
The net gains/(losses) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected were $1.85 billion, $1.65 billion, $(4.61) billion and $(2.06) billion for the years ended December 2010, December 2009 and November 2008 and one month ended December 2008, respectively. Changes in the fair value of floating-rate loans and lending commitments are attributable to changes in instrument-specific credit spreads. For fixed-rate loans and lending commitments the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates.

Impact of Credit Spreads on Borrowings
The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Net gains/(losses) including hedges	$198	$(1,103)	$1,127	$(113)
Net gains/(losses) excluding hedges	199	(1,116)	1,196	(114)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.  Collateralized Agreements and Financings

Collateralized agreements are securities purchased under agreements to resell (resale agreements or reverse repurchase agreements) and securities borrowed. Collateralized financings are securities sold under agreements to repurchase (repurchase agreements), securities loaned and other secured financings. The firm enters into these transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities.

Collateralized agreements and financings are presented on a net-by-counterparty basis when a legal right of setoff exists. Interest on collateralized agreements and collateralized financings is recognized over the life of the transaction and included in “Interest income” and “Interest expense,” respectively. See Note 23 for further information about interest income and interest expense.

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of December
in millions	2010	2009

Securities purchased under agreements to resell [1]	$188,355	$144,279
Securities borrowed [2]	166,306	189,939
Securities sold under agreements to repurchase [1]	162,345	128,360
Securities loaned [2]	11,212	15,207

1.	Resale and repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of December 2010 and December 2009, $48.82 billion and $66.33 billion of securities borrowed and $1.51 billion and $6.19 billion of securities loaned were at fair value, respectively.

Resale and Repurchase Agreements
A resale agreement is a transaction in which the firm purchases financial instruments from a seller, typically in exchange for cash, and simultaneously enters into an agreement to resell the same or substantially the same financial instruments to the seller at a stated price plus accrued interest at a future date.

A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date.

The financial instruments purchased or sold in resale and repurchase agreements typically include U.S. government and federal agency, and investment-grade sovereign obligations.

The firm receives financial instruments purchased under resale agreements, makes delivery of financial instruments sold under repurchase agreements, monitors the market value of these financial instruments on a daily basis, and delivers or obtains additional collateral due to changes in the market value of the financial instruments, as appropriate. For resale agreements, the firm typically requires delivery of collateral with a fair value approximately equal to the carrying value of the relevant assets in the consolidated statements of financial condition.

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security that has very little, if any, default risk under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no such transactions outstanding as of December 2010 or December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Borrowed and Loaned Transactions
In a securities borrowed transaction, the firm borrows securities from a counterparty in exchange for cash. When the firm returns the securities, the counterparty returns the cash. Interest is generally paid periodically over the life of the transaction.

In a securities loaned transaction, the firm lends securities to a counterparty typically in exchange for cash or securities, or a letter of credit. When the counterparty returns the securities, the firm returns the cash or securities posted as collateral. Interest is generally paid periodically over the life of the transaction.

The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of these securities on a daily basis, and delivers or obtains additional collateral due to changes in the market value of the securities, as appropriate. For securities borrowed transactions, the firm typically requires delivery of collateral with a fair value approximately equal to the carrying value of the securities borrowed transaction.

Securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution, are recorded at fair value under the fair value option.

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates.

As of December 2010 and December 2009, the firm had $12.86 billion and $3.95 billion, respectively, of securities received under resale agreements and securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

Other Secured Financings
In addition to repurchase agreements and securities lending transactions, the firm funds certain assets through the use of other secured financings and pledges financial instruments and other assets as collateral in these transactions. These other secured financings consist of:

•	debt raised through the firm’s William Street credit extension program;

•	liabilities of consolidated VIEs;

•	transfers of assets accounted for as financings rather than sales (primarily collateralized central bank financings, pledged commodities, bank loans and mortgage whole loans); and

•	other structured financing arrangements.

Other secured financings include arrangements that are nonrecourse. As of December 2010 and December 2009, nonrecourse other secured financings were $8.42 billion and $10.63 billion, respectively.

The firm has elected to apply the fair value option to the following other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes:

•	debt raised through the firm’s William Street credit extension program;

•	transfers of assets accounted for as financings rather than sales; and

•	certain other nonrecourse financings.

See Note 8 for further information about other secured financings that are accounted for at fair value. Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents information about other secured financings. In the table below:

•	short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder;

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	long-term secured financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

	As of December 2010			As of December 2009
	U.S.	Non-U.S.		U.S.	Non-U.S.
in millions	Dollar	Dollar	Total	Dollar	Dollar	Total

Other secured financings (short-term):
At fair value	$16,404	$3,684	$20,088	$6,152	$1,077	$7,229
At amortized cost	99	4,342	4,441	321	5,381	5,702
Interest rates [1]	2.96%	0.71%		3.44%	1.57%
Other secured financings (long-term):
At fair value	9,594	2,112	11,706	5,899	2,100	7,999
At amortized cost	1,565	577	2,142	1,383	1,821	3,204
Interest rates [1]	2.14%	1.94%		1.83%	2.30%

Total [2]	$27,662	$10,715	$38,377	$13,755	$10,379	$24,134

Amount of other secured financings collateralized by:
Financial instruments [3]	$27,014	$8,760	$35,774	$11,984	$6,270	$18,254
Other assets [4]	648	1,955	2,603	1,771	4,109	5,880

1.	The weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

2.	Includes $8.32 billion and $9.51 billion related to transfers of assets accounted for as financings rather than sales as of December 2010 and December 2009, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $8.53 billion and $9.78 billion as of December 2010 and December 2009, respectively.

3.	Includes $25.63 billion and $15.89 billion of other secured financings collateralized by financial instruments owned and $10.14 billion and $2.36 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of December 2010 and December 2009, respectively.

4.	Primarily real estate and cash.

The table below presents other secured financings by maturity.

As of
in millions	December 2010

Other secured financings (short-term)	$24,529
Other secured financings (long-term):
2012	7,270
2013	1,724
2014	2,181
2015	610
2016-thereafter	2,063

Total other secured financings (long-term)	13,848

Total other secured financings	$38,377

The aggregate contractual principal amount of other secured financings (long-term) for which the fair value option was elected exceeded the related fair value by $352 million and $80 million as of December 2010 and December 2009, respectively.

Collateral Received and Pledged
The firm receives financial instruments (e.g., U.S. government and federal agency, other sovereign and corporate obligations, as well as equities and convertible debentures) as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In many cases, the firm is permitted to deliver or repledge these financial instruments when entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements.

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged by the firm.

	As of December
in millions	2010	2009

Collateral available to be delivered or repledged	$618,423	$561,766
Collateral that was delivered or repledged	447,882	392,892

The firm also pledges certain financial instruments owned, at fair value in connection with repurchase agreements, securities lending agreements and other secured financings, and other assets (primarily real estate and cash) in connection with other secured financings to counterparties who may or may not have the right to deliver or repledge them. The table below presents information about assets pledged by the firm.

	As of December
in millions	2010	2009

Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$51,010	$31,485
Did not have the right to deliver or repledge	112,750	109,114
Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	4,482	7,934

Note 10.  Securitization Activities

The firm securitizes residential and commercial mortgages, corporate bonds, loans and other types of financial assets by selling these assets to securitization vehicles (e.g., trusts, corporate entities, and limited liability companies) and acts as underwriter of the beneficial interests that are sold to investors. The firm’s residential mortgage securitizations are substantially all in connection with government agency securitizations.

Beneficial interests issued by securitization entities are debt or equity securities that give the investors rights to receive all or portions of specified cash inflows to a securitization vehicle and include senior and subordinated shares of principal, interest and/or other cash inflows. The proceeds from the sale of beneficial interests are used to pay the transferor for the financial assets sold to the securitization vehicle or to purchase securities which serve as collateral.

The firm accounts for a securitization as a sale when it has relinquished control over the transferred assets. Prior to securitization, the firm accounts for assets pending transfer at fair value and therefore does not typically recognize gains or losses upon the transfer of assets. Net revenues from underwriting activities are recognized in connection with the sales of the underlying beneficial interests to investors.

For transfers of assets that are not accounted for as sales, the assets remain in “Financial instruments owned, at fair value” and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Notes 9 and 23 for further information about collateralized financings and interest expense, respectively.

The firm generally receives cash in exchange for the transferred assets but may also have continuing involvement with transferred assets, including beneficial interests in securitized financial assets, primarily in the form of senior or subordinated securities, and servicing rights that the firm retains at the time of securitization. The firm may also purchase senior or subordinated securities issued by securitization vehicles (which are typically VIEs) in connection with secondary market-making activities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beneficial interests and other interests from the firm’s continuing involvement with securitization vehicles are accounted for at fair value and are included in “Financial instruments owned, at fair value” and are generally classified in level 2 of the fair value hierarchy. See Notes 5 through 8 for further information about fair value measurements.

The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement.

	Year Ended December
in millions	2010	2009

Residential mortgages	$47,803	$45,846
Commercial mortgages	1,451	—
Other financial assets	12	691

Total	$49,266	$46,537

Cash flows on retained interests	$517	$507

During the year ended November 2008, the firm securitized $14.46 billion of financial assets, including $6.67 billion of residential mortgages, $773 million of commercial mortgages, and $7.01 billion of other financial assets, primarily in connection with CLOs. During the year ended November 2008, cash flows received on retained interests were $505 million.

During the one month ended December 2008, the firm securitized $604 million of financial assets in which the firm had continuing involvement, including $557 million of residential mortgages and $47 million of other financial assets. During the one month ended December 2008, cash flows received on retained interests were $26 million.

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement. In this table:

•	the outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities in which the firm has continuing involvement and is not representative of the firm’s risk of loss;

•	for retained or purchased interests, the firm’s risk of loss is limited to the fair value of these interests; and

•	purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

	As of December 2010			As of December 2009
	Outstanding	Fair Value of	Fair Value of	Outstanding	Fair Value of	Fair Value of
	Principal	Retained	Purchased	Principal	Retained	Purchased
in millions	Amount	Interests	Interests	Amount	Interests	Interests

Residential mortgage-backed	$73,670	$6,054	$5	$59,410	$3,956	$17
Commercial mortgage-backed	5,040	849	82	11,643	56	96
CDOs, CLOs and other	12,872	62	229	17,768	93	54

Total [1]	$91,582	$6,965	$316	$88,821	$4,105	$167

1.	Includes $7.64 billion of outstanding principal amount and $16 million of fair value of retained interests as of December 2010 related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net liability of $98 million and $87 million as of December 2010 and December 2009, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The table below presents the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of December 2010		As of December 2009
	Type of Retained Interests		Type of Retained Interests
$ in millions	Mortgage-Backed	Other [1]	Mortgage-Backed	Other [1]

Fair value of retained interests	$6,903	$62	$4,012	$93
Weighted average life (years)	7.4	4.2	4.4	4.4
Constant prepayment rate [2]	11.6%	N.M.	23.5%	N.M.
Impact of 10% adverse change [2]	$(62)	N.M.	$(44)	N.M.
Impact of 20% adverse change [2]	(128)	N.M.	(92)	N.M.
Discount rate [3]	5.3%	N.M.	8.4%	N.M.
Impact of 10% adverse change	$(175)	N.M.	$(76)	N.M.
Impact of 20% adverse change	(341)	N.M.	(147)	N.M.

1.	Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of December 2010 and December 2009. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $62 million and $93 million as of December 2010 and December 2009, respectively.

2.	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

3.	The majority of mortgage-backed retained interests are U.S. government agency-issued collateralized mortgage obligations, for which there is no anticipated credit loss. For the remainder of retained interests, the expected credit loss assumptions are reflected in the discount rate.

The preceding table does not give effect to the offsetting benefit of other financial instruments that are held to mitigate risks inherent in these retained interests. Changes in fair value based on an adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the impact of a change in a particular assumption in the preceding table is calculated independently of changes in any other assumption. In practice, simultaneous changes in assumptions might magnify or counteract the sensitivities disclosed above.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.  Variable Interest Entities

VIEs generally finance the purchase of assets by issuing debt and equity securities that are either collateralized by or indexed to the assets held by the VIE. The debt and equity securities issued by a VIE may include tranches of varying levels of subordination. The firm’s involvement with VIEs includes securitization of financial assets, as described in Note 10, and investments in and loans to other types of VIEs, as described below. See Note 10 for additional information about securitization activities, including the definition of beneficial interests. See Note 3 for the firm’s consolidation policies, including the definition of a VIE.

The firm is principally involved with VIEs through the following business activities:

Mortgage-Backed VIEs and Corporate CDO and CLO VIEs.  The firm sells residential and commercial mortgage loans and securities to mortgage-backed VIEs and corporate bonds and loans to corporate CDO and CLO VIEs and may retain beneficial interests in the assets sold to these VIEs. The firm purchases and sells beneficial interests issued by mortgage-backed and corporate CDO and CLO VIEs in connection with market-making activities. In addition, the firm may enter into derivatives with certain of these VIEs, primarily interest rate swaps, which are typically not variable interests. The firm generally enters into derivatives with other counterparties to mitigate its risk from derivatives with these VIEs.

Certain mortgage-backed and corporate CDO and CLO VIEs, usually referred to as synthetic CDOs or credit-linked note VIEs, synthetically create the exposure for the beneficial interests they issue by entering into credit derivatives, rather than purchasing the underlying assets. These credit derivatives may reference a single asset, an index, or a portfolio/basket of assets or indices. See Note 7 for further information on credit derivatives. These VIEs use the funds from the sale of beneficial interests and the premiums received from credit derivative counterparties to purchase securities which serve to collateralize the beneficial interest holders and/or the credit derivative counterparty. These VIEs may enter into other derivatives, primarily interest rate swaps, which are typically not variable interests. The firm may be a counterparty to derivatives with these VIEs and generally enters into derivatives with other counterparties to mitigate its risk.

Real Estate, Credit-Related and Other Investing VIEs.  The firm purchases equity and debt securities issued by and makes loans to VIEs that hold real estate, performing and nonperforming debt, distressed loans and equity securities.

Other Asset-Backed VIEs.  The firm structures VIEs that issue notes to clients and purchases and sells beneficial interests issued by other asset-backed VIEs in connection with market-making activities. In addition, the firm may enter into derivatives with certain other asset-backed VIEs, primarily total return swaps on the collateral assets held by these VIEs under which the firm pays the VIE the return due to the note holders and receives the return on the collateral assets owned by the VIE. The firm generally can be removed as the total return swap counterparty. The firm generally enters into derivatives with other counterparties to mitigate its risk from derivatives with these VIEs. The firm typically does not sell assets to the other asset-backed VIEs it structures.

Power-Related VIEs.  The firm purchases debt and equity securities issued by and may provide guarantees to VIEs that hold power-related assets. The firm typically does not sell assets to or enter into derivatives with these VIEs.

Investment Funds.  The firm purchases equity securities issued by and may provide guarantees to certain of the investment funds it manages. The firm typically does not sell assets to or enter into derivatives with these VIEs.

Principal-Protected Note VIEs.  The firm structures VIEs that issue principal-protected notes to clients. These VIEs own portfolios of assets, principally with exposure to hedge funds. Substantially all of the principal protection on the notes issued by these VIEs is provided by the asset portfolio rebalancing that is required under the terms of the notes. The firm enters into total return swaps with these VIEs under which the firm pays the VIE the return due to the principal-protected note holders and receives the return on the assets owned by the VIE. The firm may enter into derivatives with other counterparties to mitigate the risk it has from the derivatives it enters into with these VIEs. The firm also obtains funding through these VIEs. These VIEs were consolidated by the firm upon adoption of changes to U.S. GAAP on January 1, 2010. See “Recent Accounting Developments” in Note 3 for further information.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Municipal Bond Securitizations.  The firm sells municipal securities to VIEs that issue short-term qualifying tax-exempt securities. The firm consolidates these VIEs because it owns the residual interests, which allows the firm to make decisions that significantly impact the economic performance of these VIEs.

VIE Consolidation Analysis
A variable interest in a VIE is an investment (e.g., debt or equity securities) or other interest (e.g., derivatives or loans and lending commitments) in a VIE that will absorb portions of the VIE’s expected losses or receive portions of the VIE’s expected residual returns.

The firm’s variable interests in VIEs include senior and subordinated debt in residential and commercial mortgage-backed and other asset-backed securitization entities, CDOs and CLOs; loans and lending commitments; limited and general partnership interests; preferred and common equity; derivatives that may include foreign currency, equity and/or credit risk; guarantees; and certain of the fees the firm receives from investment funds. Certain interest rate, foreign currency and credit derivatives the firm enters into with VIEs are not variable interests because they create rather than absorb risk.

The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The firm determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers:

•	which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance;

•	which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE;

•	the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders;

•	the VIE’s capital structure;

•	the terms between the VIE and its variable interest holders and other parties involved with the VIE; and

•	related party relationships.

The firm reassesses its initial evaluation of whether an entity is a VIE when certain reconsideration events occur. The firm reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.

Nonconsolidated VIEs
The firm’s exposure to the obligations of VIEs is generally limited to its interests in these entities. In certain instances, the firm provides guarantees, including derivative guarantees, to VIEs or holders of variable interests in VIEs.

The tables below present information about nonconsolidated VIEs in which the firm holds variable interests. Nonconsolidated VIEs are aggregated based on principal business activity. The nature of the firm’s variable interests can take different forms, as described in the rows under maximum exposure to loss. In the tables below:

•	The maximum exposure to loss excludes the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests.

•	For retained and purchased interests and loans and investments, the maximum exposure to loss is the carrying value of these interests.

•	For commitments and guarantees, and derivatives, the maximum exposure to loss is the notional amount, which does not represent anticipated losses and also has not been reduced by unrealized losses already recorded. As a result, the maximum exposure to loss exceeds liabilities recorded for commitments and guarantees, and derivatives provided to VIEs.

For December 2010, the table includes nonconsolidated VIEs in which the firm holds variable interests (and to which the firm sold assets and has continuing involvement as of December 2010) that were formerly considered to be QSPEs prior to the changes in U.S. GAAP on January 1, 2010. See “Recent Accounting Developments” in Note 3 for further information.

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated statement of financial condition as follows:

•	Substantially all assets and liabilities held by the firm related to mortgage-backed, corporate CDO and CLO and other asset-backed VIEs and investment funds are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

•	Assets and liabilities held by the firm related to real estate, credit-related and other investing VIEs are primarily included in “Financial instruments owned, at fair value” and “Payables to customers and counterparties” and “Other liabilities and accrued expenses,” respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Assets and liabilities held by the firm related to power-related VIEs are primarily included in “Other assets” and “Other liabilities and accrued expenses,” respectively.

	Nonconsolidated VIEs
	As of December 2010
			Corporate	Real estate, credit-	Other
	Mortgage-		CDOs and	related and	asset-	Power-	Investment
in millions	backed		CLOs	other investing	backed	related	funds	Total

Assets in VIE	$88,755	[2]	$21,644	$12,568	$5,513	$552	$2,330	$131,362
Carrying Value of the Firm’s Variable Interests
Assets	$8,076		$909	$1,063	$266	$239	$5	$10,558
Liabilities	—		114	1	19	14	—	148
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	$6,887		$50	$—	$12	$—	$—	$6,949
Purchased interests	839		353	—	247	—	—	1,439
Commitments and guarantees [1]	—		1	125	—	69	—	195
Derivatives [1]	3,128		7,593	—	1,105	—	—	11,826
Loans and investments	104		—	1,063	—	239	5	1,411

Total	$10,958	[2]	$7,997	$1,188	$1,364	$308	$5	$21,820

	Nonconsolidated VIEs
	As of December 2009
		Corporate	Real estate, credit-	Other		Principal-
	Mortgage	CDOs and	related and	asset-	Power-	protected
in millions	CDOs	CLOs	other investing	backed	related	notes [3]	Total

Assets in VIE	$9,114	$32,490	$22,618	$497	$592	$2,209	$67,520
Carrying Value of the Firm’s Variable Interests
Assets	$182	$834	$2,386	$16	$224	$12	$3,654
Liabilities	10	400	204	12	3	1,357	1,986
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained and purchased interests	$135	$259	$—	$—	$—	$—	$394
Commitments and guarantees [1]	—	3	397	—	37	—	437
Derivatives [1]	4,111	7,577	—	497	—	2,512	14,697
Loans and investments	—	—	2,425	—	224	—	2,649

Total	$4,246	$7,839	$2,822	$497	$261	$2,512	$18,177

1.	The aggregate amounts include $4.52 billion and $4.66 billion as of December 2010 and December 2009, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.	Assets in VIE and maximum exposure to loss include $6.14 billion and $3.25 billion, respectively, related to CDOs backed by mortgage obligations as of December 2010.

3.	Assets in VIE, carrying value of liabilities and maximum exposure to loss exclude $3.97 billion associated with guarantees related to the firm’s performance under borrowings from these VIEs, which are recorded as liabilities. Substantially all of the $1.36 billion of liabilities relate to additional borrowings from these VIEs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated VIEs

The tables below present the carrying amount and classification of assets and liabilities in consolidated VIEs, excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with the firm’s variable interests. Consolidated VIEs are aggregated based on principal business activity and their assets and liabilities are presented net of intercompany eliminations. The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

Substantially all the assets in consolidated VIEs can only be used to settle obligations of the VIE.

For December 2010, the table below excludes VIEs in which the firm holds a majority voting interest if (i) the VIE meets the definition of a business and (ii) the VIE’s assets can be used for purposes other than the settlement of its obligations. For December 2009, prior to the changes in U.S. GAAP, the table below excludes VIEs in which the firm holds a majority voting interest unless the activities of the VIE are primarily related to securitization, asset-backed financings or single-lessee leasing arrangements. The increase in total assets of consolidated VIEs from December 2009 to December 2010 is primarily related to (i) VIEs that are required to be disclosed in accordance with ASU No. 2009-17 but that were not required to be disclosed under previous U.S. GAAP, and (ii) VIEs that were consolidated by the firm upon adoption of changes in U.S. GAAP. See “Recent Accounting Developments” in Note 3 for further information. The liabilities of real estate, credit-related and other investing VIEs and CDOs, mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

	Consolidated VIEs
	As of December 2010
			CDOs,
	Real estate,		mortgage-
	credit-related	Municipal	backed and	Principal-
	and other	bond	other asset-	protected
in millions	investing	securitizations	backed	notes	Total

Assets
Cash and cash equivalents	$248	$—	$39	$52	$339
Cash and securities segregated for regulatory and other purposes	205	—	—	—	205
Receivables from brokers, dealers and clearing organizations	4	—	—	—	4
Receivables from customers and counterparties	1	—	27	—	28
Financial instruments owned, at fair value	2,531	547	550	648	4,276
Other assets	3,369	—	499	—	3,868

Total	$6,358	$547	$1,115	$700	$8,720

Liabilities
Other secured financings	$2,434	$630	$417	$3,224	$6,705
Payables to customers and counterparties	—	—	12	—	12
Financial instruments sold, but not yet purchased, at fair value	—	—	55	—	55
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	302	—	—	2,359	2,661
Unsecured long-term borrowings	6	—	—	—	6
Other liabilities and accrued expenses	2,004	—	32	—	2,036

Total	$4,746	$630	$516	$5,583	$11,475

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Consolidated VIEs
	As of December 2009
			CDOs,
	Real estate,		mortgage-
	credit-related	Municipal	backed and	Principal-	Foreign
	and other	bond	other asset-	protected	exchange and
in millions	investing	securitizations	backed	notes	commodities	Total

Assets
Cash and cash equivalents	$13	$—	$—	$—	$13	$26
Receivables from customers and counterparties	1	—	—	—	—	1
Financial instruments owned, at fair value	721	679	639	214	134	2,387
Other assets	207	—	—	—	80	287

Total	$942	$679	$639	$214	$227	$2,701

Liabilities
Securities sold under agreements to repurchase, at fair value	$—	$—	$432	$—	$—	$432
Other secured financings	620	782	151	—	—	1,553
Payables to customers and counterparties	1	—	—	—	—	1
Financial instruments sold, but not yet purchased, at fair value	—	—	—	—	169	169
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	—	214	—	214
Other liabilities and accrued expenses	59	—	—	—	10	69

Total	$680	$782	$583	$214	$179	$2,438

Note 12.  Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of December
in millions	2010	2009

Property, leasehold improvements and equipment [1]	$11,106	$11,380
Goodwill and identifiable intangible assets [2]	5,522	4,920
Income tax-related assets [3]	6,239	7,937
Equity-method investments [4]	1,445	1,484
Miscellaneous receivables and other	3,747	3,747

Total	$28,059	$29,468

1.	Net of accumulated depreciation and amortization of $7.87 billion and $7.28 billion as of December 2010 and December 2009, respectively.

2.	See Note 13 for further information about goodwill and identifiable intangible assets.

3.	See Note 26 for further information about income taxes.

4.	Excludes investments of $3.77 billion and $2.95 billion accounted for at fair value under the fair value option as of December 2010 and December 2009, respectively, which are included in “Financial instruments owned, at fair value.” See Note 8 for further information.

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment included $6.44 billion and $5.90 billion as of December 2010 and December 2009, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, leasehold improvements and equipment are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. The firm’s policy for impairment testing of property, leasehold improvements and equipment is the same as is used for identifiable intangible assets with finite lives. See Note 13 for further information.

Note 13.  Goodwill and Identifiable Intangible Assets

The tables below present, by operating segment, the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of December
in millions	2010	2009

Investment Banking:
Underwriting	$125	$125
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	159	159
Equities Client Execution	2,361	2,361
Securities Services	117	117
Investing & Lending	172	218
Investment Management	561	563

Total	$3,495	$3,543

	Identifiable Intangible
	Assets
	As of December
in millions	2010	2009

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	$608	$21
Equities Client Execution	718	1,120
Investing & Lending	579	99
Investment Management	122	137

Total	$2,027	$1,377

Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date.

The reorganization of the firm’s segments in 2010 resulted in the reallocation of assets, including goodwill, and liabilities across reporting units. See Note 27 for further information on segments.

Goodwill is tested annually for impairment or more frequently if events occur or circumstances change that indicate an impairment may exist.

The goodwill impairment test consists of two steps.

•	The first step compares the fair value of each reporting unit with its estimated net book value (including goodwill and identified intangible assets). If the reporting unit’s fair value exceeds its estimated net book value, goodwill is not impaired.

•	If the estimated fair value of a reporting unit is less than its estimated net book value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. An impairment loss is equal to the excess of the carrying amount of goodwill over its fair value.

Goodwill was tested for impairment during the fourth quarter of 2010 and no impairment was identified.

To estimate the fair value of each reporting unit, both relative value and residual income valuation techniques are used because the firm believes market participants would use these techniques to value the firm’s reporting units.

Relative value techniques apply average observable price-to-earnings multiples of comparable competitors to certain reporting units’ net earnings. For other reporting units, fair value is estimated using price-to-book multiples based on residual income techniques, which compare excess reporting unit returns on equity to the firm’s cost of equity capital over a long-term stable growth period. The net book value of each reporting unit reflects the estimated amount of shareholders’ equity required to support the activities of the reporting unit.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

		As of December
			Weighted-Average
$ in millions		2010	Remaining Lives	2009

Customer lists	Gross carrying amount	$1,104		$1,117
	Accumulated amortization	(529)		(472)

	Net carrying amount	$575	10	$645

Broadcast royalties [1]	Gross carrying amount	$560		$—
	Accumulated amortization	(61)		—

	Net carrying amount	$499	8	$—

Commodities-related intangibles [2]	Gross carrying amount	$667		$40
	Accumulated amortization	(52)		(10)

	Net carrying amount	$615	18	$30

Insurance-related intangibles [3]	Gross carrying amount	$292		$292
	Accumulated amortization	(146)		(142)

	Net carrying amount	$146	6	$150

Exchange-traded fund (ETF) lead market	Gross carrying amount	$138		$138
maker rights	Accumulated amortization	(53)		(48)

	Net carrying amount	$85	17	$90

NYSE DMM rights	Gross carrying amount	$714		$714
	Accumulated amortization	(638)		(294)

	Net carrying amount	$76	11	$420

Other	Gross carrying amount	$101		$130
	Accumulated amortization	(70)		(88)

	Net carrying amount	$31	4	$42

Total	Gross carrying amount	$3,576		$2,431
	Accumulated amortization	(1,549)		(1,054)

	Net carrying amount	$2,027	12	$1,377

1.	Represents television broadcast royalties held by a VIE consolidated upon adoption of ASU No. 2009-17.

2.	Primarily includes commodity-related customer contracts and relationships, permits and access rights acquired during the first quarter of 2010.

3.	Represents value of business acquired related to the firm’s insurance businesses.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives or, in the case of insurance contracts, in proportion to estimated gross profits or premium revenues. Amortization expense for identifiable intangible assets is included in “Depreciation and amortization.”

The table below presents amortization expense for identifiable intangible assets for the periods presented, and the estimated future amortization expense through 2015 for identifiable intangible assets as of December 2010.

in millions

Amortization expense:
One month ended December 2008	$39
2008	240
2009	96
2010 [1]	520
Estimated future amortization expense:
2011	258
2012	246
2013	231
2014	202
2015	169

1.	Includes an impairment loss of $305 million on the firm’s NYSE DMM rights.

Identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that an asset’s or asset group’s carrying value may not be recoverable.

If a recoverability test is necessary, the carrying value of an asset or asset group is compared to the total of the undiscounted cash flows expected to be received over the remaining useful life and from the disposition of the asset or asset group.

•	If the total of the undiscounted cash flows exceeds the carrying value, the asset or asset group is not impaired.

•	If the total of the undiscounted cash flows is less than the carrying value, the asset or asset group is not fully recoverable and an impairment loss is recognized as the difference between the carrying amount of the asset or asset group and its estimated fair value.

During the fourth quarter of 2010, as a result of continuing weak operating results in the firm’s NYSE DMM business, the firm tested its NYSE DMM rights for impairment in accordance with ASC 360. Because the carrying value of the firm’s NYSE DMM rights exceeded the projected undiscounted cash flows over the estimated remaining useful life of the firm’s NYSE DMM rights, the firm determined that the rights were impaired. The firm recorded an impairment loss of $305 million, which was included in “Depreciation and amortization” in the firm’s Institutional Client Services segment in the fourth quarter of 2010. This impairment loss represented the excess of the carrying value of the firm’s NYSE DMM rights over their estimated fair value. The firm estimated this fair value, which is a level 3 measurement, using a relative value analysis which incorporated a comparison to another DMM portfolio that was transacted between third parties.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.  Deposits

The tables below present deposits held in U.S. and non-U.S. offices and the maturities of time deposits. Substantially all U.S. deposits were held at GS Bank USA and were interest-bearing and substantially all

non-U.S. deposits were held at Goldman Sachs Bank (Europe) PLC (GS Bank Europe) and were interest-bearing.

	As of December
in millions	2010	2009

U.S. offices	$32,353	$32,797
Non-U.S. offices	6,216	6,621

Total	$38,569	$39,418

	As of December 2010
in millions	U.S.		Non-U.S.		Total

2011	$1,791		$984		$2,775
2012	1,018		—		1,018
2013	1,982		—		1,982
2014	497		—		497
2015	795		—		795
2016 − thereafter	1,437		—		1,437

Total	$7,520	[1]	$984	[2]	$8,504

1.	Includes $106 million greater than $100,000, of which $13 million matures within three months, $4 million matures within three to six months, $32 million matures within six to twelve months, and $57 million matures after twelve months.

2.	Substantially all were greater than $100,000.

Note 15.  Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of December
in millions	2010	2009

Other secured financings (short-term)	$24,529	$12,931
Unsecured short-term borrowings	47,842	37,516

Total	$72,371	$50,447

See Note 9 for further information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents unsecured short-term borrowings.

	As of December
in millions	2010	2009

Current portion of unsecured long-term borrowings [1,2]	$25,396	$17,928
Hybrid financial instruments	13,223	10,741
Promissory notes	3,265	2,119
Commercial paper	1,306	1,660
Other short-term borrowings	4,652	5,068

Total	$47,842	$37,516

Weighted average interest rate [3]	1.77%	1.31%

1.	Includes $10.43 billion and $1.73 billion as of December 2010 and December 2009, respectively, issued by Group Inc. and guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

2.	Includes $24.46 billion and $17.05 billion as of December 2010 and December 2009, respectively, issued by Group Inc.

3.	The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.  Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of December
in millions	2010	2009

Other secured financings (long-term)	$13,848	$11,203
Unsecured long-term borrowings	174,399	185,085

Total	$188,247	$196,288

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2060 and consisting principally of senior borrowings.

	As of December 2010			As of December 2009
	U.S.	Non-U.S.		U.S.	Non-U.S.
in millions	Dollar	Dollar	Total	Dollar	Dollar	Total

Fixed-rate obligations [1]
Group Inc.	$81,192	$35,353	$116,545	$77,487	$37,208	$114,695
Subsidiaries	1,622	532	2,154	1,630	1,088	2,718
Floating-rate obligations [2]
Group Inc.	23,700	27,374	51,074	27,132	33,258	60,390
Subsidiaries	3,616	1,010	4,626	5,132	2,150	7,282

Total [3]	$110,130	$64,269	$174,399	$111,381	$73,704	$185,085

1.	Interest rates on U.S. dollar-denominated debt ranged from 0.20% to 10.04% (with a weighted average rate of 5.52%) and 0.25% to 10.04% (with a weighted average rate of 5.35%) as of December 2010 and December 2009, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.85% to 14.85% (with a weighted average rate of 4.65%) and 0.80% to 13.00% (with a weighted average rate of 4.49%) as of December 2010 and December 2009, respectively.

2.	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating-rate obligations.

3.	Includes $8.58 billion and $19.03 billion as of December 2010 and December 2009, respectively, issued by Group Inc. and guaranteed by the FDIC under the TLGP.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents unsecured long-term borrowings by maturity date. In the table below:

•	unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings;

•	unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

The aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $349 million and $672 million as of December 2010 and December 2009, respectively.

	As of December 2010
in millions	Group Inc.	Subsidiaries	Total

2012	$26,130	$192	$26,322
2013	23,546	54	23,600
2014	17,878	30	17,908
2015	16,609	544	17,153
2016 − thereafter	83,456	5,960	89,416

Total [1]	$167,619	$6,780	$174,399

1.	Amount includes an increase of $8.86 billion to the carrying amount of certain unsecured long-term borrowings related to hedge accounting. The amounts related to the carrying value of unsecured long-term borrowings associated with the effect of hedge accounting by year of maturity are as follows: $532 million in 2012, $750 million in 2013, $839 million in 2014, $382 million in 2015, $6.36 billion in 2016 and thereafter.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of December 2010 and December 2009. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of less than 1% as of both December 2010 and December 2009. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of December 2010			As of December 2009
in millions	Group Inc.	Subsidiaries	Total	Group Inc.	Subsidiaries	Total

Fixed-rate obligations
At fair value	$16	$6	$22	$—	$754	$754
At amortized cost [1]	3,956	1,921	5,877	1,896	1,670	3,566
Floating-rate obligations
At fair value	13,428	4,720	18,148	13,668	6,969	20,637
At amortized cost [1]	150,219	133	150,352	159,521	607	160,128

Total	$167,619	$6,780	$174,399	$175,085	$10,000	$185,085

1.	The weighted average interest rates on the aggregate amounts were 1.90% (5.69% related to fixed-rate obligations and 1.74% related to floating-rate obligations) and 1.42% (5.49% related to fixed-rate obligations and 1.32% related to floating-rate obligations) as of December 2010 and December 2009, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of

December 2010 and December 2009, subordinated debt had maturities ranging from 2012 to 2038 and 2017 to 2038, respectively. The table below presents subordinated borrowings.

	As of December 2010			As of December 2009
	Par	Carrying		Par	Carrying
in millions	Amount	Amount	Rate [1]	Amount	Amount	Rate [1]

Subordinated debt [2]	$14,345	$16,977	1.19%	$14,077	$15,593	1.51%
Junior subordinated debt	5,082	5,716	2.50	5,085	5,398	2.65

Total subordinated borrowings	$19,427	$22,693	1.54%	$19,162	$20,991	1.82%

1.	Weighted average interest rate after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

2.	As of December 2010, the par amount and carrying amount include $13.81 billion and $16.44 billion, respectively, of subordinated debt issued by Group Inc. As of December 2009, the par amount and carrying amount include $13.78 billion and $15.30 billion, respectively, of subordinated debt issued by Group Inc.

Junior Subordinated Debt

Junior Subordinated Debt Issued to APEX Trusts.  In 2007, Group Inc. issued a total of $2.25 billion of remarketable junior subordinated debt to Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts), Delaware statutory trusts. The APEX Trusts issued $2.25 billion of guaranteed perpetual Normal Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to Group Inc. Group Inc. also entered into contracts with the APEX Trusts to sell $2.25 billion of Group Inc. perpetual non-cumulative preferred stock (the stock purchase contracts).

The APEX Trusts are wholly owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

The firm accounted for the stock purchase contracts as equity instruments and, accordingly, recorded the cost of the stock purchase contracts as a reduction to additional paid-in capital. See Note 19 for information on the preferred stock that Group Inc. will issue in connection with the stock purchase contracts.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the APEX issuance, the firm covenanted in favor of certain of its debtholders, who were initially and are currently the holders of Group Inc.’s 6.345% Junior Subordinated Debentures due February 15, 2034, that, subject to certain exceptions, the firm would not redeem or purchase (i) Group Inc.’s junior subordinated debt issued to the APEX Trusts prior to the applicable stock purchase date or (ii) APEX or shares of Group Inc.’s perpetual Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock) or perpetual Non-Cumulative Preferred Stock, Series F (Series F Preferred Stock) prior to the date that is ten years after the applicable stock purchase date, unless the applicable redemption or purchase price does not exceed a maximum amount determined by reference to the aggregate amount of net cash proceeds that the firm has received from the sale of qualifying equity securities during the 180-day period preceding the redemption or purchase.

Junior Subordinated Debt Issued in Connection with Trust Preferred Securities.  Group Inc. issued $2.84 billion of junior subordinated debentures in 2004 to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debentures from Group Inc. The Trust is a wholly owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

The firm pays interest semi-annually on the debentures at an annual rate of 6.345% and the debentures mature on February 15, 2034. The coupon rate and the payment dates applicable to the beneficial interests are the same as the interest rate and payment dates for the debentures. The firm has the right, from time to time, to defer payment of interest on the debentures, and, therefore, cause payment on the Trust’s preferred beneficial interests to be deferred, in each case up to ten consecutive semi-annual periods. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by Group Inc. unless all dividends payable on the preferred beneficial interests have been paid in full.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.  Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of December
in millions	2010	2009

Compensation and benefits	$9,089	$11,170
Insurance-related liabilities	11,381	11,832
Noncontrolling interests [1]	872	960
Income tax-related liabilities [2]	2,042	4,022
Employee interests in consolidated funds	451	416
Subordinated liabilities issued by consolidated VIEs [3]	1,526	612
Accrued expenses and other	4,650	4,843

Total	$30,011	$33,855

1.	Includes $593 million and $598 million related to consolidated investment funds as of December 2010 and December 2009, respectively.

2.	See Note 26 for further information about income taxes.

3.	Includes $909 million related to entities consolidated upon adoption of ASU No. 2009-17.

The table below presents insurance-related liabilities by type.

	As of December
in millions	2010	2009

Separate account liabilities	$4,024	$4,186
Liabilities for future benefits and unpaid claims	6,308	6,484
Contract holder account balances	801	874
Reserves for guaranteed minimum death and income benefits	248	288

Total	$11,381	$11,832

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes.”

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.26 billion and $1.29 billion as of December 2010 and December 2009, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $839 million and $870 million as of December 2010 and December 2009, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” Contracts to cede risks to reinsurers do not relieve the firm of its obligations to contract holders. Liabilities for future benefits and unpaid claims include $2.05 billion and $1.84 billion carried at fair value under the fair value option as of December 2010 and December 2009, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.  Commitments, Contingencies and Guarantees

Commitments
The table below presents the firm’s commitments.

	Commitment Amount by Period
	of Expiration as of December 2010				Total Commitments as of
		2012-	2014-	2016-	December	December
in millions	2011	2013	2015	Thereafter	2010	2009

Commitments to extend credit [1]
Commercial lending:
Investment-grade	$4,390	$6,142	$1,730	$68	$12,330	$11,415
Non-investment-grade	1,595	4,935	2,899	2,490	11,919	8,153
William Street credit extension program	5,430	16,194	5,475	284	27,383	25,218
Warehouse financing	120	145	—	—	265	12

Total commitments to extend credit	11,535	27,416	10,104	2,842	51,897	44,798
Contingent and forward starting resale and securities borrowing agreements [2]	46,886	—	—	—	46,886	34,844
Forward starting repurchase and securities lending agreements [2]	12,509	—	—	—	12,509	10,545
Underwriting commitments	835	—	—	—	835	1,811
Letters of credit [3]	1,992	218	—	—	2,210	1,804
Investment commitments	2,583	5,877	1,860	773	11,093	13,240
Other	241	89	40	19	389	380

Total commitments	$76,581	$33,600	$12,004	$3,634	$125,819	$107,422

1.	Commitments to extend credit are presented net of amounts syndicated to third parties.

2.	These agreements generally settle within three business days.

3.	Consists of commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

Commitments to Extend Credit

The firm’s commitments to extend credit are agreements to lend with fixed termination dates and depend on the satisfaction of all contractual conditions to borrowing. The total commitment amount does not necessarily reflect actual future cash flows because the firm may syndicate all or substantial portions of these commitments and commitments can expire unused or be reduced or cancelled at the counterparty’s request.

The firm generally accounts for commitments to extend credit at fair value. Losses, if any, are generally recorded, net of any fees in “Other principal transactions.”

Commercial Lending.  The firm’s commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. Commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

William Street Credit Extension Program.  Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of GS Bank USA, GS Bank USA, and other subsidiaries of GS Bank USA. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of GS Bank USA.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of approximately $950 million, with respect to most of the William Street commitments. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection had been provided as of both December 2010 and December 2009. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

Warehouse Financing.  The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of residential and commercial mortgages.

Contingent and Forward Starting Resale and Securities Borrowing Agreements/Forward Starting Repurchase and Securities Lending Agreements
The firm enters into resale and securities borrowing agreements and repurchase and securities lending agreements that settle at a future date. The firm also enters into commitments to provide contingent financing to its clients through resale agreements. The firm’s funding of these commitments depends on the satisfaction of all contractual conditions to the resale agreement and these commitments can expire unused.

Investment Commitments
The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $1.97 billion and $2.46 billion as of December 2010 and December 2009, respectively, related to real estate private investments and $9.12 billion and $10.78 billion as of December 2010 and December 2009, respectively, related to corporate and other private investments. Of these amounts, $10.10 billion and $11.38 billion as of December 2010 and December 2009, respectively, relate to commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

Leases
The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

As of
in millions	December 2010

2011	$528
2012	412
2013	340
2014	311
2015	279
2016-thereafter	1,520

Total	$3,390

Rent charged to operating expense for the years ended December 2010, December 2009 and December 2008 was $508 million, $434 million and $438 million, respectively.

Operating leases include office space held in excess of current requirements. Rent expense relating to space held for growth is included in “Occupancy” in the consolidated statements of earnings. The firm records a liability, based on the fair value of the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value on termination.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingencies

Legal Proceedings.  See Note 30 for information on legal proceedings, including certain mortgage-related matters.

Certain Mortgage-Related Contingencies.  There are multiple areas of focus by regulators, governmental agencies and others within the mortgage market that may impact originators, issuers, servicers and investors. There remains significant uncertainty surrounding the nature and extent of any potential exposure for participants in this market.

•	Representations and Warranties. The firm was not a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of December 2010, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $49 billion. This amount reflects paydowns and cumulative losses of approximately $76 billion ($14 billion of which are cumulative losses). A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $739 million and total paydowns and cumulative losses of $1.32 billion ($410 million of which are cumulative losses) were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

To date, repurchase claims and actual repurchases of residential mortgage loans based upon alleged breaches of representations have not been significant and have mainly involved government-sponsored enterprises. During the year ended December 2010, the firm incurred an immaterial loss on the repurchase of less than $50 million of loans. As of December 2010, outstanding repurchase claims were not material.

Ultimately, the firm’s exposure to claims for repurchase of residential mortgage loans based on alleged breaches of representations will depend on a number of factors including the following: (i) the extent to which these claims are actually made; (ii) the extent to which there are underlying breaches of representations that give rise to valid claims for repurchase; (iii) in the case of loans originated by others, the extent to which the firm could be held liable and, if it is, the firm’s ability to pursue and collect on any claims against the parties who made representations to the firm; (iv) macro-economic factors, including developments in the residential real estate market; and (v) legal and regulatory developments.

Based upon the large number of defaults in residential mortgages, including those sold or securitized by the firm, there is a potential for increasing claims for repurchases. However, the firm is not in a position to make a meaningful estimate of that exposure at this time.

•	Foreclosure and Other Mortgage Loan Servicing Practices and Procedures. The firm has received a number of requests for information from regulators and other agencies, including state attorneys general and banking regulators, as part of an industry-wide focus on the practices of lenders and servicers in connection with foreclosure proceedings and other aspects of mortgage loan servicing practices and procedures. The requests seek information about the foreclosure and servicing protocols and activities of Litton Loan Servicing LP (Litton), the firm’s residential mortgage servicing subsidiary, and any deviations therefrom. The firm is cooperating with the requests and is reviewing

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litton’s practices in this area. These inquiries may result in the imposition of fines or other regulatory action. Litton temporarily suspended evictions and foreclosure and real estate owned sales in a number of states, including those with judicial foreclosure procedures. Litton has recently resumed some of these activities. As of the date of this filing, the firm is not aware of foreclosures where the underlying foreclosure decision was not warranted. As of December 2010, the value of the firm’s mortgage servicing rights was not material and any impact on their value would not be material to the firm. Similarly, at this time the firm does not expect the suspension of evictions and foreclosure and real estate owned sales to lead to a material increase in its mortgage servicing-related advances.

Guaranteed Minimum Death and Income Benefits.  In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $6.11 billion and $6.35 billion of contract holder account balances as of December 2010 and December 2009, respectively, for such benefits. The weighted average attained age of these contract holders was 69 years and 68 years as of December 2010 and December 2009, respectively.

The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.60 billion and $1.96 billion as of December 2010 and December 2009, respectively. See Note 17 for further information about insurance liabilities.

Guarantees
The firm enters into various derivatives that meet the definition of a guarantee under U.S. GAAP, including written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. Disclosures about derivatives are not required if they may be cash settled and the firm has no basis to conclude it is probable that the counterparties held the underlying instruments at inception of the contract. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank counterparties and certain other counterparties. Accordingly, the firm has not included such contracts in the table below.

The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed.

In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.

The table below presents certain information about derivatives that meet the definition of a guarantee and certain other guarantees. The maximum payout in the table below is based on the notional amount of the contract and therefore does not represent anticipated losses. See Note 7 for further information about credit derivatives that meet the definition of a guarantee which are not included below.

Because derivatives are accounted for at fair value, carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying values below exclude the effect of a legal right of setoff that may exist under an enforceable netting agreement and the effect of netting of cash collateral posted under credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Maximum Payout/Notional Amount by Period of Expiration
	As of December 2010
	Carrying
	Value of		2012-	2014-	2016-
in millions	Net Liability	2011	2013	2015	Thereafter	Total

Derivatives [1]	$8,264	$278,204	$262,222	$42,063	$57,413	$639,902
Securities lending indemnifications [2]	—	27,468	—	—	—	27,468
Other financial guarantees [3]	28	415	1,372	299	788	2,874

1.	These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee and, therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities.

2.	Collateral held by the lenders in connection with securities lending indemnifications was $28.21 billion as of December 2010. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

3.	Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments.

As of December 2009, the carrying value of the net liability related to derivative guarantees and other financial guarantees was $7.22 billion and $207 million, respectively.

Guarantees of Securities Issued by Trusts.  The firm has established trusts, including Goldman Sachs Capital I, II and III, and other entities for the limited purpose of issuing securities to third parties, lending the proceeds to the firm and entering into contractual arrangements with the firm and third parties related to this purpose. The firm does not consolidate these entities. See Note 16 for further information about the transactions involving Goldman Sachs Capital I, II and III.

The firm effectively provides for the full and unconditional guarantee of the securities issued by these entities. Timely payment by the firm of amounts due to these entities under the borrowing, preferred stock and related contractual arrangements will be sufficient to cover payments due on the securities issued by these entities.

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

Indemnities and Guarantees of Service Providers.  In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of December 2010 and December 2009.

Other Representations, Warranties and Indemnifications.  The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives.

In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws.

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of December 2010 and December 2009.

Guarantees of Subsidiaries.  Group Inc. fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly owned finance subsidiary of the firm.

Group Inc. has guaranteed the payment obligations of Goldman, Sachs & Co. (GS&Co.), GS Bank USA, GS Bank Europe and Goldman Sachs Execution & Clearing, L.P. (GSEC), subject to certain exceptions.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.  Shareholders’ Equity

Common Equity
Dividends declared per common share were $1.40 in 2010, $1.05 in 2009 and $1.40 in 2008. On January 18, 2011, Group Inc. declared a dividend of $0.35 per common share to be paid on March 30, 2011 to common shareholders of record on March 2, 2011. On December 15, 2008, the Board declared a dividend of $0.4666666 per common share to be paid on March 26, 2009 to common shareholders of record on February 24, 2009. The dividend of $0.4666666 per common share is reflective of a four-month period (December 2008 through March 2009), due to the change in the firm’s fiscal year-end.

During 2010 and 2009, the firm repurchased 25.3 million and 19,578 shares of its common stock at an average cost per share of $164.48 and $80.83, for a total cost of $4.16 billion and $2 million, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying restricted stock units (RSUs), the firm cancelled 6.2 million and 11.2 million of RSUs with a total value of $972 million and $863 million in 2010 and 2009, respectively.

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

Preferred Equity
The table below presents perpetual preferred stock issued and outstanding.

						Redemption
	Shares	Shares	Shares		Earliest	Value
Series	Authorized	Issued	Outstanding	Dividend Rate	Redemption Date	in millions

A	50,000	30,000	29,999	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$750
B	50,000	32,000	32,000	6.20% per annum	October 31, 2010	800
C	25,000	8,000	8,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	October 31, 2010	200
D	60,000	54,000	53,999	3 month LIBOR + 0.67%, with floor of 4.00% per annum	May 24, 2011	1,350
G	50,000	50,000	50,000	10.00% per annum	October 1, 2008	5,500

	235,000	174,000	173,998			$8,600

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

All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

In 2007, the Board authorized 17,500.1 shares of Series E Preferred Stock, and 5,000.1 shares of Series F Preferred Stock, in connection with the APEX Trusts. See Note 16 for further information.

Under the stock purchase contracts with the APEX Trusts, Group Inc. will issue on the relevant stock purchase dates (on or before June 1, 2013 and September 1, 2013 for Series E and Series F Preferred Stock, respectively) one share of Series E and Series F Preferred Stock to Goldman Sachs Capital II and III, respectively, for each $100,000 principal amount of subordinated debt held by these trusts. When issued, each share of Series E and Series F Preferred Stock will have a par value of $0.01 and a liquidation preference of $100,000 per share.

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

The preferred stock may be redeemed at the option of the firm on the stock purchase dates or any day thereafter, subject to approval from the Federal Reserve Board and certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics.

In June 2009, Group Inc. repurchased from the U.S. Treasury the 10.0 million shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series H (Series H Preferred Stock), that were issued to the U.S. Treasury pursuant to the U.S. Treasury’s TARP Capital Purchase Program. The repurchase resulted in a one-time preferred dividend of $426 million, which is included in the consolidated statement of earnings for the year ended December 2009. This one-time preferred dividend represented the difference between the carrying value and the redemption value of the Series H Preferred Stock. In connection with the issuance of the Series H Preferred Stock in October 2008, the firm issued a 10-year warrant to the U.S. Treasury to purchase up to 12.2 million shares of common stock at an exercise price of $122.90 per share. The firm repurchased this warrant in full in July 2009 for $1.1 billion. This amount was recorded as a reduction to additional paid-in capital.

On January 18, 2011, Group Inc. declared dividends of $239.58, $387.50, $255.56 and $255.56 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, to be paid on February 10, 2011 to preferred shareholders of record on January 26, 2011. In addition, Group Inc. declared a dividend of $2,500 per share of Series G Preferred Stock to be paid on February 10, 2011 to preferred shareholders of record on January 26, 2011.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents preferred dividends declared on preferred stock.

	Year Ended						One Month Ended
	December 2010		December 2009		November 2008		December 2008

	per share	in millions	per share	in millions	per share	in millions	per share	in millions

Series A	$950.51	$28	$710.94	$21	$1,068.86	$32	$239.58	$7
Series B	1,550.00	50	1,162.50	38	1,550.00	50	387.50	12
Series C	1,013.90	8	758.34	6	1,110.18	9	255.56	2
Series D	1,013.90	55	758.34	41	1,105.18	59	255.56	14
Series G	10,000.00	500	7,500.00	375	1,083.33	54	2,500.00	125
Series H [1]	—	—	12.50	125	—	—	14.86	149

Total		$641		$606		$204		$309

1.	Amounts for the year ended December 2009 exclude the one-time preferred dividend of $426 million related to the repurchase of the TARP Series H Preferred Stock in the second quarter of 2009, as well as $44 million of accrued dividends paid on repurchase of the Series H Preferred Stock.

Accumulated Other Comprehensive Income/(Loss)
The table below presents accumulated other comprehensive income/(loss) by type.

	As of December
in millions	2010	2009

Currency translation adjustment, net of tax	$(170)	$(132)
Pension and postretirement liability adjustments, net of tax	(229)	(317)
Net unrealized gains on available-for-sale securities, net of tax [1]	113	87

Total accumulated other comprehensive loss, net of tax	$(286)	$(362)

1.	Substantially all consists of net unrealized gains on available-for-sale securities held by the firm’s insurance subsidiaries as of both December 2010 and December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20.  Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company and a financial holding company under the U.S. Bank Holding Company Act of 1956. As a bank holding company, the firm is subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s capital adequacy regulations currently applicable to bank holding companies (Basel 1). These capital requirements, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel Committee), are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). The firm’s bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements.

Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action that is applicable to GS Bank USA, the firm and its bank depository institution subsidiaries must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. The firm and its bank depository institution subsidiaries’ capital amounts, as well as GS Bank USA’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Many of the firm’s subsidiaries, including GS&Co. and the firm’s other broker-dealer subsidiaries, are subject to separate regulation and capital requirements as described below.

Group Inc.
Federal Reserve Board regulations require bank holding companies to maintain a minimum Tier 1 capital ratio of 4% and a minimum total capital ratio of 8%. The required minimum Tier 1 capital ratio and total capital ratio in order to be considered a “well-capitalized” bank holding company under the Federal Reserve Board guidelines are 6% and 10%, respectively. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending on their particular condition, risk profile and growth plans. The minimum Tier 1 leverage ratio is 3% for bank holding companies that have received the highest supervisory rating under Federal Reserve Board guidelines or that have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum Tier 1 leverage ratio of 4%.

The table below presents information regarding Group Inc.’s regulatory capital ratios.

	As of December
$ in millions	2010	2009

Tier 1 capital	$71,233	$64,642
Tier 2 capital	13,660	13,828
Total capital	84,893	78,470
Risk-weighted assets	444,290	431,890
Tier 1 capital ratio	16.0%	15.0%
Total capital ratio	19.1%	18.2%
Tier 1 leverage ratio	8.0%	7.6%

RWAs under the Federal Reserve Board’s risk-based capital guidelines are calculated based on the amount of market risk and credit risk. RWAs for market risk are determined by reference to the firm’s Value-at-Risk (VaR) models, supplemented by other measures to capture risks not reflected in VaR models. Credit risk for on-balance sheet assets is based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional amount of each trade. All such assets and amounts are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or qualifying securities firm or other entity (or if collateral is held, depending on the nature of the collateral).

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Reform

The firm is currently working to implement the requirements set out in the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies: Internal-Ratings-Based and Advanced Measurement Approaches, which are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee as applicable to Group Inc. as a bank holding company (Basel 2). U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., transition to Basel 2 following the successful completion of a parallel run.

In addition, the Basel Committee has undertaken a program of substantial revisions to its capital guidelines. In particular, the changes in the “Basel 2.5” guidelines will result in increased capital requirements for market risk; additionally, the Basel 3 guidelines issued by the Basel Committee in December 2010 revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, set new minimum capital ratios (including a new “capital conservation buffer,” which must be composed exclusively of Tier 1 common equity and will be in addition to the other capital ratios), introduce a Tier 1 leverage ratio within international guidelines for the first time, and make substantial revisions to the computation of risk-weighted assets for credit exposures. Implementation of the new requirements is expected to take place over an extended transition period, starting at the end of 2011 (for Basel 2.5) and end of 2012 (for Basel 3). Although the U.S. federal banking agencies have now issued proposed rules that are intended to implement certain aspects of the Basel 2.5 guidelines, they have not yet addressed all aspects of those guidelines or the Basel 3 changes. In addition, both the Basel Committee and U.S. banking regulators implementing the Dodd-Frank Act have indicated that they will impose more stringent capital standards on systemically important financial institutions. Although the criteria for treatment as a systemically important financial institution have not yet been determined, it is probable that they will apply to the firm. Therefore, the regulations ultimately applicable to the firm may be substantially different from those that have been published to date.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) will subject the firm at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions and directs banking regulators to impose additional capital requirements as disclosed above. The Federal Reserve Board will be required to begin implementing the new leverage and risk-based capital regulation by January 2012. As a consequence of these changes, Tier 1 capital treatment for the firm’s junior subordinated debt issued to trusts and the firm’s cumulative preferred stock will be phased out over a three-year period beginning on January 1, 2013. The interaction between the Dodd-Frank Act and the Basel Committee’s proposed changes adds further uncertainty to the firm’s future capital requirements.

A number of other governmental entities and regulators, including the U.S. Treasury, the European Union and the U.K.’s Financial Services Authority (FSA), have also proposed or announced changes which will result in increased capital requirements for financial institutions.

As a consequence of these developments, the firm expects minimum capital ratios required to be maintained under Federal Reserve Board regulations will be increased and changes in the prescribed calculation methodology are expected to result in higher RWAs and lower capital ratios than those currently computed.

The capital requirements of several of the firm’s subsidiaries will also be impacted in the future by the various proposals from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bank Subsidiaries
GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System and the FDIC, is regulated by the Federal Reserve Board and the New York State Banking Department and is subject to minimum capital requirements (described further below) that are calculated in a manner similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel 1 as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. In order to be considered a “well-capitalized” depository institution under the Federal Reserve Board guidelines, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. In November 2008, the firm contributed subsidiaries into GS Bank USA. In connection with this contribution, GS Bank USA agreed with the Federal Reserve Board to minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%.

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel 1 as implemented by the Federal Reserve Board.

	As of December
	2010	2009

Tier 1 capital ratio	18.8%	14.9%
Total capital ratio	23.9%	19.3%
Tier 1 leverage ratio	19.5%	15.4%

Effective January 18, 2011, upon receiving regulatory approval, GS Bank USA declared a dividend of $1.00 billion to Group, Inc. In conjunction with the approval of this dividend, GS Bank USA also received approval to repay $4.00 billion in subordinated debt to Group, Inc. The dividend and subordinated debt repayments took place on February 1, 2011, and would have reduced GS Bank USA’s Tier 1 and total capital ratios as of December 2010 by 1.0% and 5.1%, respectively.

GS Bank USA is currently working to implement the Basel 2 framework. Similar to the firm’s requirement as a bank holding company, GS Bank USA is required to transition to Basel 2 following the successful completion of a parallel run. In addition, the capital requirements for GS Bank USA are expected to be impacted by changes to the Basel Committee’s capital guidelines and by the Dodd-Frank Act, as outlined above.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution subsidiaries held at the Federal Reserve Bank was approximately $28.12 billion and $27.43 billion as of December 2010 and December 2009, respectively, which exceeded required reserve amounts by $27.45 billion and $25.86 billion as of December 2010 and December 2009, respectively. GS Bank Europe, a wholly owned credit institution, is regulated by the Central Bank of Ireland and is subject to minimum capital requirements. As of December 2010 and December 2009, GS Bank USA and GS Bank Europe were both in compliance with all regulatory capital requirements.

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

Broker-Dealer Subsidiaries
The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and GSEC. GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the Commodity Futures Trading Commission, Chicago Mercantile Exchange, the Financial Industry Regulatory Authority, Inc. (FINRA) and the National Futures Association. Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 2010, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $11.14 billion, which exceeded the amount required by $9.21 billion. As of December 2010, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.96 billion, which exceeded the amount required by $1.83 billion.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of December 2010 and December 2009, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Insurance Subsidiaries
The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the FSA and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of December 2010 and December 2009.

Other Non-U.S. Regulated Subsidiaries
The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of December 2010 and December 2009, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 2010 and December 2009, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments
The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of December 2010 and December 2009, approximately $24.70 billion and $23.49 billion, respectively, of net assets of regulated subsidiaries were restricted as to the payment of dividends to Group Inc. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Banking Department have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.  Earnings Per Common Share (EPS)

Basic EPS is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and RSUs for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition reflects the dilutive effect of the common stock deliverable for stock warrants and options and for RSUs for which future service is required as a condition to the delivery of the underlying common stock.

In the first quarter of fiscal 2009, the firm adopted amended accounting principles related to determining whether instruments granted in share-based payment transactions are participating securities. Accordingly, the firm treats unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating EPS.

The table below presents the computations of basic and diluted EPS.

	Year Ended			One Month Ended
	December	December	November	December
in millions, except per share amounts	2010	2009	2008	2008

Numerator for basic and diluted EPS — net earnings/(loss) applicable to common shareholders	$7,713	$12,192	$2,041	$(1,028)

Denominator for basic EPS — weighted average number of common shares	542.0	512.3	437.0	485.5
Effect of dilutive securities:
RSUs	15.0	15.7	10.2	—
Stock options and warrants	28.3	22.9	9.0	—

Dilutive potential common shares	43.3	38.6	19.2	—

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	585.3	550.9	456.2	485.5

Basic EPS	$14.15	$23.74	$4.67	$(2.15)
Diluted EPS	13.18	22.13	4.47	(2.15)

The diluted EPS computations in the table above do not include the antidilutive effect as follows:

	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	6.2	24.7	60.5	157.2

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction to basic EPS of $0.08 and $0.06 for the years ended December 2010 and

December 2009, respectively, and an increase in basic and diluted loss per common share of $0.03 for the one month ended December 2008. EPS for the year ended November 2008 has not been restated due to immateriality.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22.  Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.

The tables below present fees earned from affiliated funds, fees receivable from affiliated funds and the aggregate carrying value of the firm’s interests in affiliated funds.

	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Fees earned from affiliated funds	$3,126	$2,517	$3,137	$206

	As of December
in millions	2010	2009

Fees receivable from funds	$886	$1,044
Aggregate carrying value of interests in funds	14,773	13,837

The firm has provided voluntary financial support to certain of its funds that have experienced significant reductions in capital and liquidity or had limited access to the debt markets during the financial crisis. As of December 2010, the firm had exposure to these funds in the form of loans and guarantees of $253 million, primarily related to certain real estate funds. In addition, as of December 2010, the firm had outstanding commitments to extend credit to these funds of $160 million.

The firm may provide additional voluntary financial support to these funds if they were to experience significant financial distress; however, such amounts are not expected to be material to the firm. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23.  Interest Income and Interest Expense

Interest income is recorded on an accrual basis based on contractual interest rates. The table below presents the sources of interest income and interest expense.

	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Interest income
Deposits with banks	$86	$65	$188	$2
Securities borrowed, securities purchased under agreements to resell and federal funds sold	540	951	11,746	301
Financial instruments owned, at fair value	10,346	11,106	13,150	1,172
Other interest [1]	1,337	1,785	10,549	212

Total interest income	$12,309	$13,907	$35,633	$1,687

Interest expense
Deposits	$304	$415	$756	$51
Securities loaned and securities sold under agreements to repurchase	708	1,317	7,414	229
Financial instruments sold, but not yet purchased, at fair value	1,859	1,854	2,789	174
Short-term borrowings [2]	453	623	1,864	107
Long-term borrowings [2]	3,155	2,585	6,975	297
Other interest [3]	327	(294)	11,559	144

Total interest expense	$6,806	$6,500	$31,357	$1,002

Net interest income	$5,503	$7,407	$4,276	$685

1.	Primarily includes interest income on customer debit balances and other interest-earning assets.

2.	Includes interest on unsecured borrowings and other secured financings.

3.	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24.  Employee Benefit Plans

The firm sponsors various pension plans and certain other postretirement benefit plans, primarily healthcare and life insurance. The firm also provides certain benefits to former or inactive employees prior to retirement.

Defined Benefit Pension Plans and Postretirement Plans
Employees of certain non-U.S. subsidiaries participate in various defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. The firm maintains a defined benefit pension plan for most U.K. employees. As of April 2008, the U.K. defined benefit plan was closed to new participants, but will continue to accrue benefits for existing participants. These plans do not have a material impact on the firm’s consolidated results of operations.

The firm also maintains a defined benefit pension plan for substantially all U.S. employees hired prior to November 1, 2003. As of November 2004, this plan was closed to new participants and frozen such that existing participants would not accrue any additional benefits. In addition, the firm maintains unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees and their dependents covered under these programs. These plans do not have a material impact on the firm’s consolidated results of operations.

The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated statements of financial condition. As of December 2010, “Other assets” and “Other liabilities and accrued expenses” included $164 million (related to an overfunded pension plan) and $641 million, respectively, related to these plans. As of December 2009, “Other liabilities and accrued expenses” included $769 million related to these plans.

Defined Contribution Plans
The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $193 million, $178 million and $208 million for the years ended December 2010, December 2009 and November 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25.  Employee Incentive Plans

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

The firm pays cash dividend equivalents on outstanding RSUs. Dividend equivalents paid on RSUs are generally charged to retained earnings. Dividend equivalents paid on RSUs expected to be forfeited are included in compensation expense.

In the first quarter of fiscal 2009, the firm adopted amended accounting principles related to income tax benefits of dividends on share-based payment awards. These amended principles require the tax benefit related to dividend equivalents paid on RSUs to be accounted for as an increase to additional paid-in capital. Previously, the firm accounted for this tax benefit as a reduction to income tax expense.

In certain cases, primarily related to the death of an employee or conflicted employment (as outlined in the applicable award agreements), the firm may cash settle share-based compensation awards. For awards accounted for as equity instruments, additional paid-in capital is adjusted to the extent of the difference between the current value of the award and the grant-date value of the award.

Stock Incentive Plan
The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (SIP), which provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, RSUs, awards with performance conditions and other share-based awards. In the second quarter of 2003, the SIP was approved by the firm’s shareholders, effective for grants after April 1, 2003. The SIP was further amended and restated, effective December 31, 2008.

The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP through the end of the 2008 fiscal year could not exceed 250 million shares. The total number of shares of common stock that may be delivered for awards granted under the SIP in the 2009 fiscal year and each fiscal year thereafter cannot exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous years but not covered by awards granted in such years. As of December 2010 and December 2009, 139.2 million and 140.6 million shares, respectively, were available for grant under the SIP.

Restricted Stock Units
The firm issues RSUs to employees under the SIP, primarily in connection with year-end compensation and acquisitions. RSUs are valued based on the closing price of the underlying shares on the date of grant after taking into account a liquidity discount for any applicable post-vesting transfer restrictions. Year-end RSUs generally vest and deliver as outlined in the applicable RSU agreements. Employee RSU agreements generally provide that vesting is accelerated in certain circumstances, such as on retirement, death and extended absence. Delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements. The table below presents the activity related to RSUs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Weighted Average Grant-Date
	Restricted Stock		Fair Value of Restricted
	Units Outstanding		Stock Units Outstanding
		No Future		No Future
	Future Service	Service	Future Service	Service
	Required	Required	Required	Required

Outstanding, December 2009	16,655,194	28,065,587	$121.50	$158.91
Granted [1,2]	18,808,320	16,703,719	135.42	129.52
Forfeited	(1,460,512)	(303,582)	117.42	160.75
Delivered [3]		(17,475,516)		147.13
Vested [2]	(12,547,209)	12,547,209	138.27	138.27

Outstanding, December 2010	21,455,793	39,537,417	$124.17	$145.13

1.	The weighted average grant-date fair value of RSUs granted during the years ended December 2010, December 2009, November 2008 and one month ended December 2008 was $132.64, $151.31, $154.31, and $67.60, respectively. The fair value of the RSUs granted during the year ended December 2010 and one month ended December 2008 includes a liquidity discount of 13.2% and 14.3%, respectively, to reflect post-vesting transfer restrictions of up to 4 years.

2.	The aggregate fair value of awards that vested during the years ended December 2010, December 2009, November 2008 and one month ended December 2008 was $4.07 billion, $2.18 billion, $1.03 billion and $41 million, respectively.

3.	Includes RSUs that were cash settled.

In January 2011, the firm granted to its employees 15.3 million year-end RSUs, of which 8.4 million RSUs require future service as a condition of delivery. These awards are subject to additional conditions as outlined in the award agreements. Generally, shares underlying these awards, net of required withholding tax, deliver over a three-year period but are subject to post-vesting transfer restrictions through January 2016. These grants are not included in the above table.

Stock Options
Stock options generally vest as outlined in the applicable stock option agreement. Options granted in February 2010 will generally become exercisable in one-third installments in January 2011, January 2012 and January 2013 and will expire in February 2014. Employee stock option agreements provide that vesting is accelerated in certain circumstances, such as on retirement, death and extended absence. In general, options granted prior to February 2010 expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation under certain circumstances in accordance with the terms of the SIP and the applicable stock option agreement. The dilutive effect of the firm’s outstanding stock options is included in “Average common shares outstanding — Diluted” in the consolidated statements of earnings. See Note 21 for further information on EPS.

The table below presents the activity related to stock options.

				Weighted
		Weighted	Aggregate	Average
	Options	Average	Intrinsic Value	Remaining
	Outstanding	Exercise Price	(in millions)	Life (years)

Outstanding, December 2009	62,272,097	$95.27	$4,781	6.64
Granted	75,000	154.16
Exercised	(6,834,743)	84.93
Forfeited	(264,489)	78.82

Outstanding, December 2010	55,247,865	$96.71	$4,152	6.25

Exercisable, December 2010	28,638,606	$98.52	$2,078	4.76

The total intrinsic value of options exercised during the years ended December 2010, December 2009 and November 2008 and one month ended

December 2008 was $510 million, $484 million, $433 million and $1 million, respectively. The table below presents options outstanding.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

					Weighted
				Weighted	Average
			Options	Average	Remaining
Exercise Price			Outstanding	Exercise Price	Life (years)

$75.00	-	$89.99	38,868,442	$78.80	7.33
90.00	-	104.99	7,531,799	91.79	1.00
105.00	-	119.99	—	—	—
120.00	-	134.99	2,791,500	131.64	4.92
135.00	-	149.99	—	—	—
150.00	-	164.99	75,000	154.16	3.17
165.00	-	194.99	—	—	—
195.00	-	209.99	5,981,124	202.27	6.48

Outstanding, December 2010			55,247,865

The weighted average fair value of options granted in the year ended December 2010 and in the one month ended December 2008 was $37.58 and $14.08 per option, respectively.

The table below presents the primary weighted average assumptions used to estimate fair value as of the grant date based on a Black-Scholes option-pricing model.

	Year Ended			One Month Ended
	December	December	November	December
	2010	2009	2008	2008

Risk-free interest rate	1.6%	N/A	N/A	1.1%
Expected volatility	32.5	N/A	N/A	50.1
Annual dividend per share	$1.40	N/A	N/A	$1.40
Expected life	3.75 years	N/A	N/A	4.0 years

The common stock underlying the options granted in the one month ended December 2008 is subject to transfer restrictions through January 2014. The value of the common stock underlying the options granted in the one month ended December 2008 reflects a liquidity discount of 26.7%, as a result of these transfer restrictions. The liquidity discount was based on the firm’s pre-determined written liquidity discount policy, which is consistently applied to all financial instruments with transfer restrictions.

The table below presents share-based compensation and the related tax benefit.

	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Share-based compensation	$4,070	$2,030	$1,587	$180
Excess tax benefit related to options exercised	183	166	144	—
Excess tax benefit/(provision) related to share-based compensation [1]	239	(793)	645	—

1.	Represents the tax benefit/(provision), recognized in additional paid-in capital, on stock options exercised and the delivery of common stock underlying RSUs.

As of December 2010, there was $1.50 billion of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

This cost is expected to be recognized over a weighted average period of 1.61 years.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26.  Income Taxes

Provision for Income Taxes

Income taxes are provided for using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities. The firm reports interest expense related to income tax matters in “Provision for taxes” in the consolidated statements of earnings and income tax penalties in “Other expenses.”

The tables below present the components of the provision/(benefit) for taxes and a reconciliation of the U.S. federal statutory income tax rate to the firm’s effective income tax rate.

	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Current taxes
U.S. federal	$1,791	$4,039	$(278)	$157
State and local	325	594	91	10
Non-U.S.	1,083	2,242	1,964	287

Total current tax expense	3,199	6,875	1,777	454

Deferred taxes
U.S. federal	1,516	(763)	(880)	(857)
State and local	162	(130)	(92)	(26)
Non-U.S.	(339)	462	(791)	(49)

Total deferred tax (benefit)/expense	1,339	(431)	(1,763)	(932)

Provision/(benefit) for taxes	$4,538	$6,444	$14	$(478)

	Year Ended			One Month Ended
	December	December	November	December
	2010	2009	2008	2008

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal income tax effects	2.5	1.5	—	0.8
Tax credits	(0.7)	(0.3)	(4.3)	0.8
Non-U.S. operations	(2.3)	(3.5)	(29.8)	4.3
Tax-exempt income, including dividends	(1.0)	(0.4)	(5.9)	1.0
Other	1.7 [1]	0.2	5.6 [2]	(3.9)

Effective income tax rate	35.2%	32.5%	0.6%	38.0%

1.	Primarily includes the effect of the SEC settlement of $550 million, substantially all of which is non-deductible.

2.	Primarily includes the effect of the liability increase as a result of adopting amended principles related to accounting for uncertainty in income taxes.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses,” respectively. See Notes 12 and 17 for further information.

The table below presents the significant components of deferred tax assets and liabilities.

	As of December
in millions	2010	2009

Deferred tax assets
Compensation and benefits	$3,397	$3,338
Unrealized losses	731	1,754
ASC 740 asset related to unrecognized tax benefits	972	1,004
Non-U.S. operations	652	807
Foreign tax credits	11	277
Net operating losses	250	184
Occupancy-related	129	159
Other, net	411	427

	6,553	7,950
Valuation allowance [1]	(50)	(74)

Total deferred tax assets [2]	$6,503	$7,876

Total deferred tax liabilities [2,3]	$1,647	$1,611

1.	Relates primarily to the ability to utilize losses in various tax jurisdictions.

2.	Before netting within tax jurisdictions.

3.	Relates to depreciation and amortization.

The firm has recorded deferred tax assets of $250 million and $184 million as of December 2010 and December 2009, respectively, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $42 million and $46 million as of December 2010 and December 2009, respectively, related to these net operating loss carryforwards. As of December 2010, the U.S. federal, state and local, and foreign net operating loss carryforwards were $341 million, $1.54 billion and $240 million, respectively. If not utilized, the U.S. federal net operating loss carryforward will begin to expire in 2016 and the state and local net operating loss carryforwards will begin to expire in 2012. The foreign net operating loss carryforwards can be carried forward indefinitely.

The firm had foreign tax credit carryforwards of $11 million and $277 million as of December 2010 and December 2009, respectively. The firm recorded a related net deferred income tax asset of $5 million and $271 million as of December 2010 and December 2009, respectively. These carryforwards will begin to expire in 2013.

The firm had capital loss carryforwards of $12 million and $99 million as of December 2010 and December 2009, respectively. The firm recorded a related net deferred income tax asset of $2 million and $35 million as of December 2010 and December 2009, respectively. These carryforwards expire in 2014.

During 2010 and 2009, the valuation allowance was decreased by $24 million and $19 million, respectively, primarily due to the utilization of losses previously considered more likely than not to expire unused.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of December 2010 and December 2009, this policy resulted in an unrecognized net deferred tax liability of $2.67 billion and $2.34 billion, respectively, attributable to reinvested earnings of $17.70 billion and $16.21 billion, respectively.

The firm adopted amended principles related to accounting for uncertainty in income taxes as of December 1, 2007 and recorded a transition adjustment resulting in a reduction of $201 million to beginning retained earnings.

Unrecognized Tax Benefits
The firm recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements.

The table below presents the changes in the liability for unrecognized tax benefits, which is recorded in “Other liabilities and accrued expenses.” See Note 17 for further information.

	As of
	December	December	November
in millions	2010	2009	2008

Balance, beginning of year	$1,925	$1,548 [3]	$1,042
Increases based on tax positions related to the current year	171	143	172
Increases based on tax positions related to prior years	162	379	264
Decreases related to tax positions of prior years	(104)	(19)	(67)
Decreases related to settlements	(128)	(91)	(38)
Acquisitions/(dispositions)	56	—	—
Exchange rate fluctuations	(1)	(35)	—

Balance, end of year	$2,081	$1,925	$1,373

Related deferred income tax asset [1]	$972	$1,004	$625
Net unrecognized tax benefit [2]	1,109	921	748

1.	Included in “Other assets.” See Note 12.

2.	If recognized, the net tax benefit would reduce the firm’s effective income tax rate.

3.	Includes $175 million recorded in the one month ended December 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 2010 and December 2009, the accrued liability for interest expense related to income tax matters and income tax penalties was $213 million and $194 million, respectively. The firm recognized $28 million, $62 million, $37 million and $3 million of interest and income tax penalties for the years ended December 2010, December 2009, November 2008 and one month ended December 2008, respectively. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2010 due to potential audit settlements. At this time, it is not possible to estimate the change or its impact on the firm’s effective tax rate over the next twelve months.

Regulatory Tax Examinations
The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong, Korea and various states, such as New York. The tax years under examination vary by jurisdiction. The firm believes that during 2011, certain audits have a reasonable possibility of being completed. The firm does not expect completion of these audits to have a material impact on the firm’s financial condition but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	December 2010

U.S. Federal [1]	2005
New York State and City [2]	2004
United Kingdom	2007
Japan [3]	2005
Hong Kong	2004
Korea	2008

1.	IRS examination of fiscal 2005, 2006 and 2007 began during 2008. IRS examination of fiscal 2003 and 2004 has been completed but the liabilities for those years are not yet final.

2.	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

3.	Japan National Tax Agency examination of fiscal 2005 through 2009 began during the first quarter of 2010.

All years subsequent to the above remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

Note 27.  Business Segments

In the fourth quarter of 2010, the firm reorganized its three previous reportable business segments into four new reportable business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. Prior periods are presented on a comparable basis.

Basis of Presentation
In reporting segments, certain of the firm’s business lines have been aggregated where they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the services they provide, (ii) their methods of distribution, (iii) the types of clients they serve and (iv) the regulatory environments in which they operate.

The cost drivers of the firm taken as a whole — compensation, headcount and levels of business activity — are broadly similar in each of the firm’s business segments. Compensation and benefits expenses in the firm’s segments reflect, among other factors, the overall performance of the firm as well as the performance of individual businesses. Consequently, pre-tax margins in one segment of the firm’s business may be significantly affected by the performance of the firm’s other business segments.

The firm allocates revenues and expenses among the four reportable business segments. Due to the integrated nature of these segments, estimates and judgments are made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. Total operating expenses include corporate items that have not been allocated to individual business segments. The allocation process is based on the manner in which management views the business of the firm.

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

positions. Net interest is included in segment net revenues as it is consistent with the way in which management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings/(loss) and total assets.

		For the or as of
in millions Year Ended					One Month Ended
		December	December	November	December
		2010	2009	2008	2008

Investment Banking	Net revenues	$4,810	$4,984	$5,453	$138
	Operating expenses	3,511	3,482	3,269	170

	Pre-tax earnings/(loss)	$1,299	$1,502	$2,184	$(32)

	Segment assets	$1,870	$1,759	$1,945	$1,733

Institutional Client Services	Net revenues [1]	$21,796	$32,719	$22,345	$1,332
	Operating expenses	14,291	13,691	10,294	736

	Pre-tax earnings	$7,505	$19,028	$12,051	$596

	Segment assets	$819,765	$751,851	$782,235	$1,012,744

Investing & Lending	Net revenues	$7,541	$2,863	$(10,821)	$(1,630)
	Operating expenses	3,361	3,523	2,719	204

	Pre-tax earnings/(loss)	$4,180	$(660)	$(13,540)	$(1,834)

	Segment assets	$78,771	$83,851	$88,443	$85,488

Investment Management	Net revenues	$5,014	$4,607	$5,245	$343
	Operating expenses	4,051	3,673	3,528	263

	Pre-tax earnings	$963	$934	$1,717	$80

	Segment assets	$10,926	$11,481	$11,924	$12,260

Total	Net revenues	$39,161	$45,173	$22,222	$183
	Operating expenses	26,269	25,344	19,886	1,441

	Pre-tax earnings/(loss)	$12,892	$19,829	$2,336	$(1,258)

	Total assets	$911,332	$848,942	$884,547	$1,112,225

1.	Includes $111 million, $36 million, $(61) million and $(2) million for the years ended December 2010, December 2009 and November 2008 and one month ended December 2008, respectively, of realized gains/(losses) on securities held in the firm’s insurance subsidiaries which are accounted for as available-for-sale.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•	charitable contributions of $345 million and $810 million for the years ended December 2010 and December 2009, respectively;

•	net provisions for a number of litigation and regulatory proceedings of $682 million, $104 million, $(4) million and $68 million for the years ended December 2010, December 2009 and November 2008 and one month ended December 2008, respectively; and

•	real estate-related exit costs of $28 million, $61 million and $80 million for the years ended December 2010, December 2009 and November 2008, respectively.

The table below presents the amounts of net interest income included in net revenues.

	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Investment Banking	$—	$—	$6	$—
Institutional Client Services	4,692	6,951	4,825	755
Investing & Lending	609	242	(773)	(74)
Investment Management	202	214	218	4

Total net interest	$5,503	$7,407	$4,276	$685

The table below presents the amounts of depreciation and amortization expense included in pre-tax earnings.

	Year Ended			One Month Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Investment Banking	$172	$156	$185	$13
Institutional Client Services	1,109	775	772	78
Investing & Lending	422	793	440	29
Investment Management	200	214	228	23

Total depreciation and amortization [1]	$1,904	$1,943	$1,625	$143

1.	Includes real estate-related exit costs of $1 million and $5 million for the years ended December 2010 and December 2009, respectively, that have not been allocated to the firm’s segments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. The methodology for allocating profitability to geographic regions is dependent on estimates and management judgment because a significant portion of the firm’s activities require cross-border coordination in order to facilitate the needs of the firm’s clients.

Geographic results are generally allocated as follows:

•	Investment Banking: location of the client and investment banking team.

•	Institutional Client Services: Fixed Income, Currency and Commodities Client Execution, and Equities (excluding Securities Services): location of the market-making desk; Securities Services: location of the primary market for the underlying security.

•	Investing & Lending: Investing: location of the investment; Lending: location of the client.

•	Investment Management: location of the sales team.

The table below presents the total net revenues, pre-tax earnings and net earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues, pre-tax earnings (excluding Corporate) and net earnings (excluding Corporate) for each geographic region.

	Year Ended						One Month Ended
	December		December		November		December
$ in millions	2010		2009		2008		2008

Net revenues
Americas [1]	$21,564	55%	$25,313	56%	$15,485	70%	$197	N.M.
EMEA [2]	10,449	27	11,595	26	5,910	26	(440)	N.M.
Asia	7,148	18	8,265	18	827	4	426	N.M.

Total net revenues	$39,161	100%	$45,173	100%	$22,222	100%	$183	100%

Pre-tax earnings/(loss)
Americas [1]	$7,934	57%	$11,461	56%	$4,947	N.M.	$(555)	N.M.
EMEA [2]	3,080	22	5,508	26	181	N.M.	(806)	N.M.
Asia	2,933	21	3,835	18	(2,716)	N.M.	171	N.M.

Subtotal	13,947	100%	20,804	100%	2,412	100%	(1,190)	100%
Corporate [3]	(1,055)		(975)		(76)		(68)

Total pre-tax earnings/(loss)	$12,892		$19,829		$2,336		$(1,258)

Net earnings/(loss)
Americas [1]	$4,917	53%	$7,120	51%	$3,417	N.M.	$(366)	N.M.
EMEA [2]	2,236	24	4,201	30	703	N.M.	(498)	N.M.
Asia	2,083	23	2,689	19	(1,746)	N.M.	130	N.M.

Subtotal	9,236	100%	14,010	100%	2,374	100%	(734)	100%
Corporate	(882)		(625)		(52)		(46)

Total net earnings/(loss)	$8,354		$13,385		$2,322		$(780)

1.	Substantially all relates to the U.S.

2.	EMEA (Europe, Middle East and Africa). Pre-tax earnings and net earnings include the impact of the U.K. bank payroll tax for the year ended December 2010.

3.	Consists of net provisions for a number of litigation and regulatory proceedings of $682 million, $104 million, $(4) million and $68 million for the years ended December 2010, December 2009 and November 2008 and one month ended December 2008, respectively; charitable contributions of $345 million and $810 million for the years ended December 2010 and December 2009, respectively; and real estate-related exit costs of $28 million, $61 million and $80 million for the years ended December 2010, December 2009 and November 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 28.  Credit Concentrations

Credit concentrations may arise from market making, client facilitation, investing, underwriting, lending and collateralized transactions and may be impacted by changes in economic, industry or political factors. The firm seeks to mitigate credit risk by actively monitoring exposures and obtaining collateral from counterparties as deemed appropriate.

While the firm’s activities expose it to many different industries and counterparties, the firm routinely executes a high volume of transactions with asset managers, investment funds, commercial banks,

brokers and dealers, clearing houses and exchanges, which results in significant credit concentrations.

In the ordinary course of business, the firm may also be subject to a concentration of credit risk to a particular counterparty, borrower or issuer, including sovereign issuers, or to a particular clearing house or exchange.

The table below presents the credit concentrations in assets held by the firm. As of December 2010 and December 2009, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

	As of December
in millions	2010	2009

U.S. government and federal agency obligations [1]	$96,350	$83,827
% of total assets	10.6%	9.9%
Other sovereign obligations [2]	$40,379	$38,607
% of total assets	4.4%	4.5%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

2.	Principally consisting of securities issued by the governments of the United Kingdom, Japan and France as of December 2010, and the United Kingdom and Japan as of December 2009.

The table below presents collateral posted to the firm by counterparties to resale agreements and securities borrowed transactions (including those in “Cash and securities segregated for regulatory and other purposes”). See Note 9 for further information about collateralized agreements and financings.

	As of December
in millions	2010	2009

U.S. government and federal agency obligations	$121,366	$87,625
Other sovereign obligations [1]	73,357	77,989

1.	Principally consisting of securities issued by the governments of France and Germany as of December 2010, and Germany, the United Kingdom and Japan as of December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 29.  Parent Company

Group Inc. — Condensed Statements of Earnings

				One Month
	Year Ended			Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Revenues
Dividends from bank subsidiary	$—	$—	$2,922	$5
Dividends from nonbank subsidiaries	6,032	8,793	3,716	130
Undistributed earnings/(loss) of subsidiaries	2,884	5,884	(3,971)	(1,115)
Other revenues	964	(1,018)	(2,886)	(1,004)

Total non-interest revenues	9,880	13,659	(219)	(1,984)
Interest income	4,153	4,565	7,167	462
Interest expense	3,429	3,112	8,229	448

Net interest income	724	1,453	(1,062)	14

Net revenues, including net interest income	10,604	15,112	(1,281)	(1,970)

Operating expenses
Compensation and benefits	423	637	122	(94)
Other expenses	238	1,034	471	32

Total operating expenses	661	1,671	593	(62)

Pre-tax earnings/(loss)	9,943	13,441	(1,874)	(1,908)
Provision/(benefit) for taxes	1,589	56	(4,196)	(1,128)

Net earnings/(loss)	8,354	13,385	2,322	(780)
Preferred stock dividends	641	1,193	281	248

Net earnings/(loss) applicable to common shareholders	$7,713	$12,192	$2,041	$(1,028)

Group Inc. — Condensed Statements of Financial Condition

	As of December
in millions	2010	2009

Assets
Cash and cash equivalents	$7	$1,140
Loans to and receivables from subsidiaries
Bank subsidiary	5,050	5,564
Nonbank subsidiaries	182,316	177,952
Investments in subsidiaries and other affiliates
Bank subsidiary	18,807	17,318
Nonbank subsidiaries and other affiliates	52,498	48,421
Financial instruments owned, at fair value	24,153	23,977
Other assets	8,612	11,254

Total assets	$291,443	$285,626

Liabilities and shareholders’ equity
Unsecured short-term borrowings [1]
With third parties	$32,299	$24,604
With subsidiaries	5,483	4,208
Payables to subsidiaries	358	509
Financial instruments sold, but not yet purchased, at fair value	935	1,907
Other liabilities	6,230	6,682
Unsecured long-term borrowings [2]
With third parties	167,782	175,300
With subsidiaries [3]	1,000	1,702

Total liabilities	214,087	214,912
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock	6,957	6,957
Common stock	8	8
Restricted stock units and employee stock options	7,706	6,245
Additional paid-in capital	42,103	39,770
Retained earnings	57,163	50,252
Accumulated other comprehensive loss	(286)	(362)
Stock held in treasury, at cost	(36,295)	(32,156)

Total shareholders’ equity	77,356	70,714

Total liabilities and shareholders’ equity	$291,443	$285,626

Group Inc. — Condensed Statements of Cash Flows

				One Month
	Year Ended			Ended
	December	December	November	December
in millions	2010	2009	2008	2008

Cash flows from operating activities
Net earnings/(loss)	$8,354	$13,385	$2,322	$(780)
Non-cash items included in net earnings
Undistributed (earnings)/loss of subsidiaries	(2,884)	(5,884)	3,971	1,115
Depreciation and amortization	18	39	36	3
Deferred income taxes	214	(3,347)	(2,178)	(847)
Share-based compensation	393	100	40	—
Changes in operating assets and liabilities
Financial instruments owned, at fair value	(176)	24,382	(4,661)	(8,188)
Financial instruments sold, but not yet purchased, at fair value	(1,091)	(1,032)	1,559	(557)
Other, net	10,852	10,081	(12,162)	4,091

Net cash provided by/(used for) operating activities	15,680	37,724	(11,073)	(5,163)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(15)	(5)	(49)	—
Issuance of short-term loans to subsidiaries. net of repayments	(9,923)	(6,335)	3,701	1,923
Issuance of term loans to subsidiaries	(5,532)	(13,823)	(14,242)	(1,687)
Repayments of term loans by subsidiaries	1,992	9,601	24,925	714
Capital contributions to subsidiaries, net	(1,038)	(2,781)	(22,245)	(6,179)

Net cash used for investing activities	(14,516)	(13,343)	(7,910)	(5,229)

Cash flows from financing activities
Unsecured short-term borrowings, net	3,137	(13,266)	(10,564)	4,616
Proceeds from issuance of long-term borrowings	21,098	22,814	35,645	9,171
Repayment of long-term borrowings, including the current portion	(21,838)	(27,374)	(23,959)	(3,358)
Common stock repurchased	(4,183)	(2)	(2,034)	(1)
Preferred stock repurchased	—	(9,574)	—	—
Repurchase of common stock warrants	—	(1,100)	—	—
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(1,443)	(2,205)	(850)	—
Proceeds from issuance of common stock, including stock option exercises	581	6,260	6,105	2
Proceeds from issuance of preferred stock, net of issuance costs	—	—	13,366	—
Proceeds from issuance of common stock warrants	—	—	1,633	—
Excess tax benefit related to share-based compensation	352	135	614	—
Cash settlement of share-based compensation	(1)	(2)	—	—

Net cash provided by/(used for) financing activities	(2,297)	(24,314)	19,956	10,430

Net increase/(decrease) in cash and cash equivalents	(1,133)	67	973	38
Cash and cash equivalents, beginning of year	1,140	1,073	62	1,035

Cash and cash equivalents, end of year	$7	$1,140	$1,035	$1,073

SUPPLEMENTAL DISCLOSURES:

Cash payments for third-party interest, net of capitalized interest, were $3.07 billion, $2.77 billion, $7.18 billion and $248 million for the years ended December 2010, December 2009 and November 2008 and one month ended December 2008, respectively.

Cash payments for income taxes, net of refunds, were $2.05 billion, $2.77 billion, $991 million and $1 million for the years ended December 2010, December 2009 and November 2008 and one month ended December 2008, respectively.

1.	Includes $7.82 billion and $6.57 billion at fair value as of December 2010 and December 2009, respectively.

2.	Includes $13.44 billion and $13.67 billion at fair value as of December 2010 and December 2009, respectively.

3.	Unsecured long-term borrowings with subsidiaries by maturity date are $306 million in 2012, $200 million in 2013, $119 million in 2014, $94 million in 2015 and $281 million in 2016-thereafter.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 30.  Legal Proceedings

The firm is involved in a number of judicial, regulatory and arbitration proceedings (including those described below) concerning matters arising in connection with the conduct of the firm’s businesses. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.

With respect to matters described below, management has estimated the upper end of the range of reasonably possible loss as being equal to (i) the amount of money damages claimed, where applicable, (ii) the amount of securities that the firm sold in cases involving underwritings where the firm is being sued by purchasers and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) in cases where the purchasers are demanding that the firm repurchase securities, the price that purchasers paid for the securities less the estimated value, if any, as of December 2010 of the relevant securities. As of December 2010, the firm has estimated the aggregate amount of reasonably possible losses for these matters to be approximately $3.4 billion.

Under ASC 450 an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. Thus, references to the upper end of the range of reasonably possible loss for cases in which the firm is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the firm believes the risk of loss is more than slight. The amounts reserved against such matters are not significant as compared to the upper end of the range of reasonably possible loss.

Management is unable to estimate a range of reasonably possible loss for cases described below in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period.

IPO Process Matters.  Group Inc. and GS&Co. are among the numerous financial services companies that have been named as defendants in a variety of lawsuits alleging improprieties in the process by which those companies participated in the underwriting of public offerings in recent years.

GS&Co. has, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits filed in the U.S. District Court for the Southern District of New York alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements tying allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, and that the alleged arrangements resulted in market manipulation. On October 5, 2009, the district court approved a settlement agreement entered into by the parties. The firm has paid into a settlement fund the full amount that GS&Co. would contribute in the proposed settlement. On October 23, 2009, certain objectors filed a petition in the U.S. Court of Appeals for the Second Circuit seeking review of the district court’s certification of a class for purposes of the settlement, and various objectors appealed certain aspects of the settlement’s approval. Certain of the appeals have been withdrawn, and on December 8, 2010, January 14, 2011 and February 3, 2011, plaintiffs moved to dismiss the remaining appeals.

GS&Co. is among numerous underwriting firms named as defendants in a number of complaints filed commencing October 3, 2007, in the U.S. District Court for the Western District of Washington alleging violations of Section 16 of the Exchange Act in connection with offerings of securities for 15 issuers during 1999 and 2000. The complaints generally assert that the underwriters, together with each issuer’s directors, officers and principal shareholders, entered into purported agreements to tie allocations in the offerings to increased brokerage commissions and aftermarket purchase orders. The complaints further allege that, based upon these and other purported agreements, the underwriters violated the reporting provisions of, and are subject to short-swing profit recovery under, Section 16 of the Exchange Act. The district court granted defendants’ motions to dismiss by a decision dated March 12, 2009. On December 2, 2010, the appellate court affirmed in part and reversed in part, upholding the dismissal of

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

seven of the actions in which GS&Co. is a defendant but remanding the remaining eight actions in which GS&Co. is a defendant for consideration of other bases for dismissal. On December 16, 2010, the underwriters and the plaintiff filed petitions for rehearing and/or rehearing en banc, which were denied on January 18, 2011. The issuance of the mandate has been stayed to permit the parties to seek Supreme Court review.

GS&Co. has been named as a defendant in an action commenced on May 15, 2002 in New York Supreme Court, New York County, by an official committee of unsecured creditors on behalf of eToys, Inc., alleging that the firm intentionally underpriced eToys, Inc.’s initial public offering. The action seeks, among other things, unspecified compensatory damages resulting from the alleged lower amount of offering proceeds. The court granted GS&Co.’s motion to dismiss as to five of the claims; plaintiff appealed from the dismissal of the five claims, and GS&Co. appealed from the denial of its motion as to the remaining claim. The New York Appellate Division, First Department affirmed in part and reversed in part the lower court’s ruling on the firm’s motion to dismiss, permitting all claims to proceed except the claim for fraud, as to which the appellate court granted leave to replead, and the New York Court of Appeals affirmed in part and reversed in part, dismissing claims for breach of contract, professional malpractice and unjust enrichment, but permitting claims for breach of fiduciary duty and fraud to continue. On remand to the lower court, GS&Co. moved to dismiss the surviving claims or, in the alternative, for summary judgment, but the motion was denied by a decision dated March 21, 2006, and the court subsequently permitted plaintiff to amend the complaint again. On November 8, 2010, GS&Co.’s motion for summary judgment was granted by the lower court; plaintiff has appealed.

Group Inc. and certain of its affiliates have, together with various underwriters in certain offerings, received subpoenas and requests for documents and information from various governmental agencies and self-regulatory organizations in connection with investigations relating to the public offering process. Goldman Sachs has cooperated with these investigations.

World Online Litigation.  In March 2001, a Dutch shareholders association initiated legal proceedings for an unspecified amount of damages against GSI and others in Amsterdam District Court in connection with the initial public offering of World Online in March 2000, alleging misstatements and omissions in the offering materials and that the market was artificially inflated by improper public statements and stabilization activities. Goldman Sachs and ABN AMRO Rothschild served as joint global coordinators of the approximately €2.9 billion offering. GSI underwrote 20,268,846 shares and GS&Co. underwrote 6,756,282 shares for a total offering price of approximately €1.16 billion.

The district court rejected the claims against GSI and ABN AMRO, but found World Online liable in an amount to be determined. On appeal, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court holding that certain of the alleged disclosure deficiencies were actionable as to GSI and ABN AMRO. On further appeal, the Netherlands Supreme Court on November 27, 2009 affirmed the rulings of the Court of Appeals, except found certain additional aspects of the offering materials actionable and held that GSI and ABN AMRO could potentially be held responsible for certain public statements and press releases by World Online and its former CEO. On November 18, 2010, the parties reached a settlement in principle, subject to documentation, pursuant to which GSI will contribute up to €48 million to a settlement fund. The firm has reserved the full amount of GSI’s proposed contribution to the settlement.

Research Matters.  GS&Co. is one of several investment firms that have been named as defendants in substantively identical purported class actions filed in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws in connection with research coverage of certain issuers and seeking compensatory damages.  One such action, relating to coverage of RSL Communications, Inc., commenced on July 15, 2003. The parties entered into a settlement agreement on August 23, 2010, which received final court approval on February 23, 2011. Under the settlement agreement, GS&Co. paid approximately $3.38 million.

Group Inc. and GS&Co. were named as defendants in a purported class action filed on July 18, 2003 on behalf of purchasers of Group Inc. stock from July 1, 1999 through May 7, 2002. The complaint in the U.S. District Court for the Southern District of New York, alleged that defendants breached their fiduciary duties and violated the federal securities laws in connection with the firm’s research activities and sought, among other things, unspecified compensatory damages and/or rescission. On July 12, 2010, the parties entered into a settlement agreement pursuant to which the settlement has

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been funded by the firm’s insurers. The settlement received court approval on December 15, 2010 and has become final.

Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to research practices, including communications among research analysts, sales and trading personnel and clients. Goldman Sachs is cooperating with the investigations and reviews.

Adelphia Communications Fraudulent Conveyance Litigation.  GS&Co. is among numerous entities named as defendants in two adversary proceedings commenced in the U.S. Bankruptcy Court for the Southern District of New York, one on July 6, 2003 by a creditors committee, and the second on or about July 31, 2003 by an equity committee of Adelphia Communications, Inc. Those proceedings have now been consolidated in a single amended complaint filed by the Adelphia Recovery Trust on October 31, 2007. The complaint seeks, among other things, to recover, as fraudulent conveyances, payments made allegedly by Adelphia Communications, Inc. and its affiliates to certain brokerage firms, including approximately $62.9 million allegedly paid to GS&Co., in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia Communications, Inc. By a decision dated June 15, 2009, the district court required plaintiff to amend its complaint to specify the source of the margin payments to GS&Co. By a decision dated July 30, 2009, the district court held that the sufficiency of the amended claim would be determined at the summary judgment stage. On March 2, 2010, GS&Co. moved for summary judgment.

Specialist Matters.  Spear, Leeds & Kellogg Specialists LLC (SLKS) and certain affiliates have received requests for information from various governmental agencies and self-regulatory organizations as part of an industry-wide investigation relating to activities of floor specialists in recent years. Goldman Sachs has cooperated with the requests.

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

SLKS, Spear, Leeds & Kellogg, L.P. and Group Inc. are among numerous defendants named in purported class actions brought beginning in October 2003 on behalf of investors in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws and state common law in connection with NYSE floor specialist activities. The actions, which have been consolidated, seek unspecified compensatory damages, restitution and disgorgement on behalf of purchasers and sellers of unspecified securities between October 17, 1998 and October 15, 2003. By a decision dated March 14, 2009, the district court granted plaintiffs’ motion for class certification. The defendants’ petition with the U.S. Court of Appeals for the Second Circuit seeking review of the certification ruling was denied by an order dated October 1, 2009. The specialist defendants’ petition for a rehearing and/or rehearing en banc was denied on February 24, 2010.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Matters.  GS&Co. has been named as a defendant in a purported class action filed on March 10, 2004 in the U.S. District Court for the Northern District of Illinois on behalf of holders of short positions in 30-year U.S. Treasury futures and options on the morning of October 31, 2001. The complaint alleges that the firm purchased 30-year bonds and futures prior to a forthcoming Treasury refunding announcement that morning based on non-public information about that announcement, and that such purchases increased the costs of covering such short positions. The complaint also names as defendants the Washington, D.C.-based political consultant who allegedly was the source of the information, a former GS&Co. economist who allegedly received the information, and another company and one of its employees who also allegedly received and traded on the information prior to its public announcement. The complaint alleges violations of the federal commodities and antitrust laws, as well as Illinois statutory and common law, and seeks, among other things, unspecified damages including treble damages under the antitrust laws. The district court dismissed the antitrust and Illinois state law claims but permitted the federal commodities law claims to proceed. Plaintiff’s motion for class certification was denied by a decision dated August 22, 2008. GS&Co. moved for summary judgment, and the district court granted the motion but only insofar as the claim relates to the trading of treasury bonds. On October 13, 2009, the parties filed an offer of judgment and notice of acceptance with respect to plaintiff’s individual claim. On December 11, 2009, the plaintiff purported to appeal with respect to the district court’s prior denial of class certification, and GS&Co. moved to dismiss the appeal on January 25, 2010. By an order dated April 13, 2010, the U.S. Court of Appeals for the Seventh Circuit ruled that GS&Co.’s motion would be entertained together with the merits of the appeal.

Mutual Fund Matters.  GS&Co. and certain mutual fund affiliates have received subpoenas and requests for information from various governmental agencies and self-regulatory organizations including the SEC as part of the industry-wide investigation relating to the practices of mutual funds and their customers. GS&Co. and its affiliates have cooperated with such requests.

Refco Securities Litigation.  GS&Co. and the other lead underwriters for the August 2005 initial public offering of 26.5 million shares of common stock of Refco Inc. are among the defendants in various putative class actions filed in the U.S. District Court for the Southern District of New York beginning in October 2005 by investors in Refco Inc. in response to certain publicly reported events that culminated in the October 17, 2005 filing by Refco Inc. and certain affiliates for protection under U.S. bankruptcy laws. The actions, which have been consolidated, allege violations of the disclosure requirements of the federal securities laws and seek compensatory damages. In addition to the underwriters, the consolidated complaint names as defendants Refco Inc. and certain of its affiliates, certain officers and directors of Refco Inc., Thomas H. Lee Partners, L.P. (which held a majority of Refco Inc.’s equity through certain funds it manages), Grant Thornton (Refco Inc.’s outside auditor), and BAWAG P.S.K. Bank fur Arbeit und Wirtschaft und Osterreichische Postsparkasse Aktiengesellschaft (BAWAG). Lead plaintiffs entered into a settlement with BAWAG, which was approved following certain amendments on June 29, 2007. GS&Co. underwrote 5,639,200 shares of common stock at a price of $22 per share for a total offering price of approximately $124 million. On April 20, 2010, certain underwriting defendants including GS&Co. entered into a settlement of the action, pursuant to which they will contribute $49.5 million to a settlement fund. The settlement received court approval on October 27, 2010 and has become final.

GS&Co. has, together with other underwriters of the Refco Inc. initial public offering, received requests for information from various governmental agencies and self-regulatory organizations. GS&Co. has cooperated with those requests.

Fannie Mae Litigation.  GS&Co. was added as a defendant in an amended complaint filed on August 14, 2006 in a purported class action pending in the U.S. District Court for the District of Columbia. The complaint asserts violations of the federal securities laws generally arising from allegations concerning Fannie Mae’s accounting practices in connection with certain Fannie Mae-sponsored REMIC transactions that were allegedly arranged by GS&Co. The complaint does not specify a dollar amount of damages. The other defendants include Fannie Mae, certain of its past and present officers and directors, and accountants. By a decision dated May 8, 2007, the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

district court granted GS&Co.’s motion to dismiss the claim against it. The time for an appeal will not begin to run until disposition of the claims against other defendants.

Beginning in September 2006, Group Inc. and/or GS&Co.  were named as defendants in four Fannie Mae shareholder derivative actions in the U.S. District Court for the District of Columbia. The complaints generally allege that the Goldman Sachs defendants aided and abetted a breach of fiduciary duty by Fannie Mae’s directors and officers in connection with certain Fannie Mae-sponsored REMIC transactions and one of the complaints also asserts a breach of contract claim. The complaints also name as defendants certain former officers and directors of Fannie Mae as well as an outside accounting firm. The complaints seek, inter alia, unspecified damages. The Goldman Sachs defendants were dismissed without prejudice from the first filed of these actions, and the remaining claims in that action were dismissed for failure to make a demand on Fannie Mae’s board of directors. That dismissal has been affirmed on appeal. The district court dismissed the remaining three actions on July 28, 2010. The plaintiffs filed motions for reconsideration, which were denied on October 22, 2010, and have revised their notices of appeal in these actions.

Compensation-Related Litigation.  On January 17, 2008, Group Inc., its Board, executive officers and members of its management committee were named as defendants in a purported shareholder derivative action in the U.S. District Court for the Eastern District of New York predicting that the firm’s 2008 Proxy Statement will violate the federal securities laws by undervaluing certain stock option awards and alleging that senior management received excessive compensation for 2007. The complaint seeks, among other things, an injunction against the distribution of the 2008 Proxy Statement, the voiding of any election of directors in the absence of an injunction and an equitable accounting for the allegedly excessive compensation. On January 25, 2008, the plaintiff moved for a preliminary injunction to prevent the 2008 Proxy Statement from using options valuations that the plaintiff alleges are incorrect and to require the amendment of SEC Form 4s filed by certain of the executive officers named in the complaint to reflect the stock option valuations alleged by the plaintiff. Plaintiff’s motion for a preliminary injunction was denied, and plaintiff’s appeal from this denial was dismissed. On February 13, 2009, the plaintiff filed an amended complaint, which added purported direct (i.e., non-derivative) claims based on substantially the same theory. The plaintiff filed a further amended complaint on March 24, 2010, and the defendants’ motion to dismiss this further amended complaint was granted on September 30, 2010. On October 22, 2010, the plaintiff filed a notice of appeal from the dismissal of his complaint.

On March 24, 2009, the same plaintiff filed an action in New York Supreme Court, New York County against Group Inc., its directors and certain senior executives alleging violation of Delaware statutory and common law in connection with substantively similar allegations regarding stock option awards. On April 14, 2009, Group Inc. removed the action to the U.S. District Court for the Southern District of New York and has moved to transfer to the district court judge presiding over the other actions described in this section and to dismiss. The action was transferred on consent to the U.S. District Court for the Eastern District of New York, where defendants moved to dismiss on April 23, 2009. On July 10, 2009, plaintiff moved to remand the action to state court, and this motion was granted on July 29, 2010. On January 7, 2011, the plaintiff filed an amended complaint.

Purported shareholder derivative actions have been commenced in New York Supreme Court, New York County and Delaware Court of Chancery beginning on December 14, 2009, alleging that the Board breached its fiduciary duties in connection with setting compensation levels for the year 2009 and that such levels are excessive. The complaints name as defendants Group Inc., the Board and certain senior executives. The complaints seek, inter alia, unspecified damages, restitution of certain compensation paid, and an order requiring the firm to adopt corporate reforms. In the actions in New York state court, on April 8, 2010, the plaintiffs filed a motion indicating that they no longer intend to pursue their claims but are seeking an award of attorney’s fees in connection with bringing the suit, which the defendants have opposed. In the actions brought in the Delaware Court of Chancery, the defendants moved to dismiss on March 9, 2010, and the plaintiffs amended their complaint on April 28, 2010 to include, among other things, the allegations included in the SEC’s action described in the “Mortgage-Related Matters” section below. The defendants moved to dismiss this amended complaint on May 12, 2010. In lieu of responding to defendants’ motion, plaintiffs moved on December 8, 2010 for permission to file a further

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amended complaint, which the defendants had opposed. The court granted plaintiffs’ motion to amend on January 19, 2011, and the defendants moved to dismiss the second amended complaint on February 4, 2011.

Group Inc. and certain of its affiliates are subject to a number of investigations and reviews from various governmental agencies and self-regulatory organizations regarding the firm’s compensation processes. The firm is cooperating with the investigations and reviews.

Mortgage-Related Matters.  On April 16, 2010, the SEC brought an action (SEC Action) under the U.S. federal securities laws in the U.S. District Court for the Southern District of New York against GS&Co. and Fabrice Tourre, one of its employees, in connection with a CDO offering made in early 2007 (ABACUS 2007-AC1 transaction), alleging that the defendants made materially false and misleading statements to investors and seeking, among other things, unspecified monetary penalties. Investigations of GS&Co. by FINRA and of GSI by the U.K. Financial Services Authority (FSA) were subsequently initiated, and Group Inc. and certain of its affiliates have received requests for information from other regulators, regarding CDO offerings, including the ABACUS 2007-AC1 transaction, and related matters.

On July 14, 2010, GS&Co. entered into a consent agreement with the SEC, settling all claims made against GS&Co. in the SEC Action (SEC Settlement), pursuant to which, GS&Co. paid $550 million of disgorgement and civil penalties, and which was approved by the U.S. District Court for the Southern District of New York on July 20, 2010.

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

On November 9, 2010, FINRA announced a settlement with GS&Co. relating to GS&Co.’s failure to file Form U4 updates within 30 days of learning of the receipt of Wells

Notices by Mr. Tourre and another employee as well as deficiencies in the firm’s systems and controls for such filings. FINRA assessed a fine of $650,000 and GS&Co. agreed to undertake a review and remediation of the applicable systems and controls.

On January 6, 2011, ACA Financial Guaranty Corp.  filed an action against GS&Co. in respect of the ABACUS 2007-AC1 transaction in New York Supreme Court, New York County. The complaint includes allegations of fraudulent inducement, fraudulent concealment and unjust enrichment and seeks at least $30 million in compensatory damages, at least $90 million in punitive damages and unspecified disgorgement.

Since April 22, 2010, a number of putative shareholder derivative actions have been filed in New York Supreme Court, New York County, and the U.S. District Court for the Southern District of New York against Group Inc., the Board and certain officers and employees of Group Inc. and its affiliates in connection with mortgage-related matters between 2004 and 2007, including the ABACUS 2007-AC1 transaction and other CDO offerings. These derivative complaints generally include allegations of breach of fiduciary duty, corporate waste, abuse of control, mismanagement, unjust enrichment, misappropriation of information, securities fraud and insider trading, and challenge the accuracy and adequacy of Group Inc.’s disclosure. These derivative complaints seek, among other things, declaratory relief, unspecified compensatory damages, restitution and certain corporate governance reforms. The New York Supreme Court has consolidated the two actions pending in that court. Certain plaintiffs in the federal court cases have moved to consolidate these actions and to appoint lead plaintiff and lead counsel. In addition, as described in the “Compensation-Related Litigation” section above, the plaintiffs in the compensation-related Delaware Court of Chancery actions have amended their complaint to assert, among other things, allegations similar to those in the derivative claims referred to above, the defendants moved to dismiss this amended complaint, and the plaintiffs then sought permission to amend further, which the court granted on January 19, 2011. The defendants moved to dismiss the second amended complaint on February 4, 2011.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Since April 23, 2010, the Board has received letters from shareholders demanding that the Board take action to address alleged misconduct by GS&Co., the Board and certain officers and employees of Group Inc. and its affiliates. The demands generally allege misconduct in connection with the ABACUS 2007-AC1 transaction, the alleged failure by Group Inc. to adequately disclose the SEC investigation that led to the SEC Action, and Group Inc.’s 2009 compensation practices. The demands include a letter from a Group Inc. shareholder, which previously made a demand that the Board investigate and take action in connection with auction products matters, and has now expanded its demand to address the foregoing matters. The Board previously rejected the demands relating to auction products matters.

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

GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts in 2007 and underwritten by GS&Co. The second amended complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or recessionary damages. Defendants’ motion to dismiss the second amended complaint was granted on January 28, 2010 with leave to replead certain claims. On March 31, 2010, the plaintiff filed a third amended complaint relating to two offerings, which the defendants moved to dismiss on June 22, 2010. This motion to dismiss was denied as to the plaintiff’s Section 12(a)(2) claims on September 22, 2010, and granted as to the plaintiff’s Section 11 claims on October 15, 2010, and the plaintiff’s motion for reconsideration was denied on November 17, 2010. On December 9, 2010, the plaintiff filed a motion for entry of final judgment or certification of an interlocutory appeal as to plaintiff’s Section 11 claims, which was denied on January 11, 2011. On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to an additional offering pursuant to the 2007 registration statement. The defendants moved to dismiss this separate action on November 1, 2010. GS&Co. underwrote approximately $951 million principal amount of certificates to all purchasers in the offerings at issue in the complaint (excluding those offerings for which the claims have been dismissed).

Group Inc., GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. are among the defendants in a separate putative class action commenced on February 6, 2009 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts in 2006 and underwritten by GS&Co. The other defendants include three current or former Goldman Sachs employees and various rating agencies. The second amended complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory and rescissionary damages. Defendants moved to dismiss the second amended complaint. On January 12, 2011, the district court granted the motion to dismiss with respect to offerings in which plaintiff had not purchased securities, but denied the motion to dismiss with respect to a single offering in which the plaintiff allegedly purchased securities. GS&Co. underwrote approximately $698 million principal amount of certificates to all purchasers in the offerings at issue in the complaint (excluding those offerings for which the claims have been dismissed).

On September 30, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). The

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

complaint, which was amended on February 4, 2011, asserts federal securities law and common law claims, and seeks unspecified compensatory, punitive and other damages.

Various alleged purchasers of, and counterparties involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including the Federal Home Loan Banks of Seattle, Chicago and Indianapolis, the Charles Schwab Corporation, Cambridge Place Investment Management Inc., Basis Yield Alpha Fund (Master) and Landesbank Baden-Württemberg, among others) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material facts and material omissions and generally seeking rescission and damages. Certain of these complaints also name other firms as defendants. Additionally, the National Credit Union Administration (NCUA) has stated that it intends to pursue similar claims on behalf of certain credit unions for which it acts as conservator, and the firm and the NCUA have entered into an agreement tolling the relevant statutes of limitation. A number of other entities have threatened to assert claims against the firm in connection with various mortgage-related offerings, and the firm has entered into agreements with a number of these entities to toll the relevant statute of limitations. The firm estimates, based on currently available information, that the aggregate cumulative losses experienced by the plaintiffs with respect to the securities at issue in active cases brought against the firm where purchasers are seeking rescission of mortgage-related securities was approximately $457 million as of December 2010. This amount was calculated as the aggregate amount by which the initial purchase price for the securities allegedly purchased by the plaintiffs exceeds the estimated December 2010 value of those securities. This estimate does not include the potential NCUA claims or any claims by other purchasers in the same or other mortgage-related offerings that have not actually brought claims against the firm.

The firm has also received requests for information from regulators relating to the mortgage-related securitization process, subprime mortgages, CDOs, synthetic mortgage-related products, particular transactions, and servicing and foreclosure activities, and is cooperating with the requests.

The firm expects to be the subject of additional putative shareholder derivative actions, purported class actions, rescission and “put back” claims and other litigation,

additional investor and shareholder demands, and additional regulatory and other investigations and actions with respect to mortgage-related offerings, loan sales, CDOs, and servicing and foreclosure activities. See Note 18 for further information regarding mortgage-related contingencies.

GS&Co., along with numerous other financial institutions, is a defendant in an action brought by the City of Cleveland alleging that the defendants’ activities in connection with securitizations of subprime mortgages created a “public nuisance” in Cleveland. The action is pending in the U.S. District Court for the Northern District of Ohio, and the complaint seeks, among other things, unspecified compensatory damages. The district court granted defendants’ motion to dismiss by a decision dated May 15, 2009. The City appealed on May 18, 2009. The appellate court affirmed the complaint’s dismissal by a decision dated July 27, 2010 and, on October 14, 2010, denied the City’s petition for rehearing en banc. On January 12, 2011, the City filed a petition for writ of certiorari with the U.S. Supreme Court.

Auction Products Matters.  On August 21, 2008, GS&Co. entered into a settlement in principle with the Office of the Attorney General of the State of New York and the Illinois Securities Department (on behalf of the North American Securities Administrators Association) regarding auction rate securities. Under the agreement, Goldman Sachs agreed, among other things, (i) to offer to repurchase at par the outstanding auction rate securities that its private wealth management clients purchased through the firm prior to February 11, 2008, with the exception of those auction rate securities where auctions are clearing, (ii) to continue to work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors, and (iii) to pay a $22.5 million fine. The settlement is subject to definitive documentation and approval by the various states. On June 2, 2009, GS&Co. entered into an Assurance of Discontinuance with the New York State Attorney General. On March 19, 2010, GS&Co. entered into an Administrative Consent Order with the Illinois Secretary of State, Securities Department, which had conducted an investigation on behalf of states other than New York. GS&Co has entered into similar consent orders with most states and is in the process of doing so with the remaining states.

On August 28, 2008, a putative shareholder derivative action was filed in the U.S. District Court for the Southern District of New York naming as defendants Group Inc., the Board, and certain senior officers. The complaint alleges generally that the Board breached its

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fiduciary duties and committed mismanagement in connection with its oversight of auction rate securities marketing and trading operations, that certain individual defendants engaged in insider selling by selling shares of Group Inc., and that the firm’s public filings were false and misleading in violation of the federal securities laws by failing to accurately disclose the alleged practices involving auction rate securities. The complaint seeks damages, injunctive and declaratory relief, restitution, and an order requiring the firm to adopt corporate reforms. On May 19, 2009, the district court granted defendants’ motion to dismiss, and on July 20, 2009 denied plaintiffs’ motion for reconsideration. Following the dismissal of the shareholder derivative action, the named plaintiff in such action sent the Board a letter demanding that the Board investigate the allegations set forth in the complaint, and the Board ultimately rejected the demand.

On September 4, 2008, Group Inc. was named as a defendant, together with numerous other financial services firms, in two complaints filed in the U.S. District Court for the Southern District of New York alleging that the defendants engaged in a conspiracy to manipulate the auction securities market in violation of federal antitrust laws. The actions were filed, respectively, on behalf of putative classes of issuers of and investors in auction rate securities and seek, among other things, treble damages in an unspecified amount. Defendants’ motion to dismiss was granted on January 26, 2010. On March 1, 2010, the plaintiffs filed a notice of appeal from the dismissal of their complaints.

Private Equity-Sponsored Acquisitions Litigation.  Group Inc. and “GS Capital Partners” are among numerous private equity firms and investment banks named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. As amended, the complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the U.S. Sherman Antitrust Act and common law. The complaint seeks, among other things, treble damages in an unspecified amount. Defendants moved to dismiss on August 27, 2008. The district court dismissed claims relating to certain transactions that were the subject of releases as part of the settlement of shareholder actions challenging such transactions, and by an order dated December 15, 2008 otherwise denied the motion to dismiss. On

April 26, 2010, the plaintiffs moved for leave to proceed with a second phase of discovery encompassing additional transactions. On August 18, 2010, the court permitted discovery on eight additional transactions, and the plaintiffs filed a fourth amended complaint on October 7, 2010. The defendants filed a motion to dismiss certain aspects of the fourth amended complaint on October 21, 2010, and the court granted that motion on January 13, 2011.

Washington Mutual Securities Litigation.  GS&Co. is among numerous underwriters named as defendants in a putative securities class action amended complaint filed on August 5, 2008 in the U.S. District Court for the Western District of Washington. As to the underwriters, plaintiffs allege that the offering documents in connection with various securities offerings by Washington Mutual, Inc. failed to describe accurately the company’s exposure to mortgage-related activities in violation of the disclosure requirements of the federal securities laws. The defendants include past and present directors and officers of Washington Mutual, the company’s former outside auditors, and numerous underwriters. By a decision dated May 15, 2009, the district court granted in part and denied in part the underwriter defendants’ motion to dismiss, with leave to replead and, on June 15, 2009, plaintiffs filed an amended complaint. By a decision dated October 27, 2009, the federal district court granted and denied in part the underwriters’ motion to dismiss. On October 12, 2010, the court granted class certification (except as to one transaction). On December 1, 2010, the defendants moved for partial judgment on the pleadings as to two of the offerings. By a decision dated January 28, 2011, the district court denied the defendants’ motion for partial judgment on the pleadings.

GS&Co. underwrote approximately $520 million principal amount of securities to all purchasers in the offerings at issue in the complaint (excluding those offerings for which the claims have been dismissed).

On September 25, 2008, the FDIC took over the primary banking operations of Washington Mutual, Inc. and then sold them. On September 27, 2008, Washington Mutual, Inc. filed for Chapter 11 bankruptcy in the U.S. bankruptcy court in Delaware.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IndyMac Pass-Through Certificates Litigation.  GS&Co. is among numerous underwriters named as defendants in a putative securities class action filed on May 14, 2009 in the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various securitizations of mortgage-related assets violated the disclosure requirements of the federal securities laws. The defendants include IndyMac-related entities formed in connection with the securitizations, the underwriters of the offerings, certain ratings agencies which evaluated the credit quality of the securities, and certain former officers and directors of IndyMac affiliates. On November 2, 2009, the underwriters moved to dismiss the complaint. The motion was granted in part on February 17, 2010 to the extent of dismissing claims based on offerings in which no plaintiff purchased, and the court reserved judgment as to the other aspects of the motion. By a decision dated June 21, 2010, the district court formally dismissed all claims relating to offerings in which no named plaintiff purchased certificates (including all offerings underwritten by GS&Co.), and both granted and denied the defendants’ motions to dismiss in various other respects. On May 17, 2010, four additional investors filed a motion seeking to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). On July 6, 2010, another additional investor filed a motion to intervene in order to assert claims based on additional offerings (none of which were underwritten by GS&Co.).

GS&Co. underwrote approximately $751 million principal amount of securities to all purchasers in the offerings at issue in the May 2010 motion to intervene. On July 11, 2008, IndyMac Bank was placed under an FDIC receivership, and on July 31, 2008, IndyMac Bancorp, Inc. filed for Chapter 7 bankruptcy in the U.S. Bankruptcy Court in Los Angeles, California.

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

On September 15, 2010, a putative class action was filed in the U.S. District for the Southern District of New York by three former female employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. On November 22, 2010, Group Inc. and GS&Co. filed a motion to stay the claims of one of the named plaintiffs and to compel individual arbitration with that individual, based on an arbitration provision contained in an employment agreement between Group Inc. and the individual.

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

Sales, Trading and Clearance Practices.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to the sales, trading and clearance of corporate and government securities and other financial products, including compliance with the SEC’s short sale rule, algorithmic and quantitative trading, futures trading, securities lending practices, trading of credit derivative instruments, commodities trading and the effectiveness of insider trading controls and internal information barriers. Goldman Sachs is cooperating with the investigations and reviews.

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

Group Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P. (GSMMDP) and GS Bank USA are among numerous financial services firms that have been named as defendants in numerous substantially identical individual antitrust actions filed beginning on November 12, 2009 that have been coordinated with related antitrust class action litigation and individual actions, in which no Goldman Sachs affiliate is named, for pre-trial proceedings in the U.S. District Court for the Southern District of New York. The plaintiffs include individual California municipal entities and three New York non-profit entities. On April 26, 2010, the Goldman Sachs defendants’ motion to dismiss complaints filed by several individual California municipal plaintiffs was denied. All of these complaints against Group Inc., GSMMDP and GS Bank USA generally allege that the Goldman Sachs defendants participated in a conspiracy to arrange bids, fix prices and divide up the market for derivatives used by municipalities in refinancing and hedging transactions from 1992 to 2008. The complaints assert claims under the federal antitrust laws and either California’s Cartwright Act or New York’s Donnelly Act, and seek, among other things, treble damages under the antitrust laws in an unspecified amount and injunctive relief.

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

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results (unaudited)

The following represents the firm’s unaudited quarterly results for the fiscal years ended December 2010 and December 2009. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	Three Months Ended
	December	September	June	March
in millions, except per share data	2010	2010	2010	2010

Total non-interest revenues	$7,304	$7,775	$7,222	$11,357
Interest income	3,069	2,937	3,302	3,001
Interest expense	1,731	1,809	1,683	1,583

Net interest income	1,338	1,128	1,619	1,418

Net revenues, including net interest income	8,642	8,903	8,841	12,775
Operating expenses [1]	5,168	6,092	7,393	7,616

Pre-tax earnings	3,474	2,811	1,448	5,159
Provision for taxes	1,087	913	835	1,703

Net earnings	2,387	1,898	613	3,456
Preferred stock dividends	160	161	160	160

Net earnings applicable to common shareholders	$2,227	$1,737	$453	$3,296

Earnings per common share
Basic	$4.10	$3.19	$0.82	$6.02
Diluted	3.79	2.98	0.78	5.59
Dividends declared per common share	0.35	0.35	0.35	0.35

	Three Months Ended
	December	September	June	March
in millions, except per share data	2009	2009	2009	2009

Total non-interest revenues	$7,847	$10,682	$11,719	$7,518
Interest income	3,075	3,000	3,470	4,362
Interest expense	1,307	1,310	1,428	2,455

Net interest income	1,768	1,690	2,042	1,907

Net revenues, including net interest income	9,615	12,372	13,761	9,425
Operating expenses [1]	2,238	7,578	8,732	6,796

Pre-tax earnings	7,377	4,794	5,029	2,629
Provision for taxes	2,429	1,606	1,594	815

Net earnings	4,948	3,188	3,435	1,814
Preferred stock dividends	161	160	717	155

Net earnings applicable to common shareholders	$4,787	$3,028	$2,718	$1,659

Earnings per common share
Basic	$9.01	$5.74	$5.27	$3.48
Diluted	8.20	5.25	4.93	3.39
Dividends declared per common share	0.35	0.35	0.35	—

1.	The timing and magnitude of changes in the firm’s discretionary compensation accruals can have a significant effect on results in a given quarter.

SUPPLEMENTAL FINANCIAL INFORMATION

Common Stock Price Range
The table below presents the high and low sales prices per share of the firm’s common stock.

	Year Ended
	December 2010		December 2009		November 2008
	High	Low	High	Low	High	Low

First quarter	$178.75	$147.81	$115.65	$59.13	$229.35	$169.00
Second quarter	186.41	131.02	151.17	100.46	203.39	140.27
Third quarter	157.25	129.50	188.00	135.23	190.04	152.25
Fourth quarter	171.61	144.70	193.60	160.20	172.45	47.41

As of February 11, 2011, there were 12,165 holders of record of the firm’s common stock.

On February 11, 2011, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $166.66 per share.

SUPPLEMENTAL FINANCIAL INFORMATION

Selected Financial Data

	As of or for the
	Year Ended					One Month Ended
	December	December	November	November	November	December
	2010	2009	2008	2007	2006	2008

Income statement data (in millions)
Total non-interest revenues	$33,658	$37,766	$17,946	$42,000	$34,167	$(502)
Interest income	12,309	13,907	35,633	45,968	35,186	1,687
Interest expense	6,806	6,500	31,357	41,981	31,688	1,002

Net interest income	5,503	7,407	4,276	3,987	3,498	685

Net revenues, including net interest income	39,161	45,173	22,222	45,987	37,665	183
Compensation and benefits	15,376	16,193	10,934	20,190	16,457	744
U.K. bank payroll tax	465	—	—	—	—	—
Other operating expenses	10,428	9,151	8,952	8,193	6,648	697

Pre-tax earnings/(loss)	$12,892	$19,829	$2,336	$17,604	$14,560	$(1,258)

Balance sheet data (in millions)
Total assets	$911,332	$848,942	$884,547	$1,119,796	$838,201	$1,112,225
Other secured financings (long-term)	13,848	11,203	17,458	33,300	26,134	18,413
Unsecured long-term borrowings	174,399	185,085	168,220	164,174	122,842	185,564
Total liabilities	833,976	778,228	820,178	1,076,996	802,415	1,049,171
Total shareholders’ equity	77,356	70,714	64,369	42,800	35,786	63,054

Common share data (in millions, except per share amounts)
Earnings/(loss) per common share
Basic	$14.15	$23.74	$4.67	$26.34	$20.93	$(2.15)
Diluted	13.18	22.13	4.47	24.73	19.69	(2.15)
Dividends declared per common share	1.40	1.05	1.40	1.40	1.30	0.47 [5]
Book value per common share [1]	128.72	117.48	98.68	90.43	72.62	95.84
Average common shares outstanding
Basic	542.0	512.3	437.0	433.0	449.0	485.5
Diluted	585.3	550.9	456.2	461.2	477.4	485.5

Selected data (unaudited)
Total staff
Americas	19,900	18,900	19,700	20,100	18,100	19,200
Non-Americas	15,800	13,600	14,800	15,400	12,800	14,100

Total staff [2]	35,700	32,500	34,500	35,500	30,900	33,300
Total staff, including consolidated entities held for investment purposes	38,700	36,200	39,200	40,000	34,700	38,000

Assets under management (in billions) [3]
Asset class
Alternative investments [4]	$148	$146	$146	$151	$145	$145
Equity	144	146	112	255	215	114
Fixed income	340	315	248	256	198	253

Total non-money market assets	632	607	506	662	558	512
Money markets	208	264	273	206	118	286

Total assets under management	$840	$871	$779	$868	$676	$798

1.	Book value per common share is based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 546.9 million, 542.7 million, 485.4 million, 439.0 million, 450.1 million and 485.9 million as of December 2010, December 2009, November 2008, November 2007, November 2006 and December 2008, respectively.

2.	Includes employees, consultants and temporary staff.

3.	Substantially all assets under management are valued as of calendar month-end.

4.	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

5.	Rounded to the nearest penny. Exact dividend amount was $0.4666666 per common share and was reflective of a four-month period (December 2008 through March 2009), due to the change in the firm’s fiscal year-end.

SUPPLEMENTAL FINANCIAL INFORMATION

Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity

The table below presents a summary of consolidated average balances and interest rates.

	For the Year Ended
	December 2010			December 2009			November 2008
	Average		Average	Average		Average	Average		Average
in millions, except rates	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets
Deposits with banks	$29,371	$86	0.29%	$22,108	$65	0.29%	$5,887	$188	3.19%
U.S.	24,988	67	0.27	18,134	45	0.25	1,541	41	2.66
Non-U.S.	4,383	19	0.43	3,974	20	0.50	4,346	147	3.38
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	353,719	540	0.15	355,636	951	0.27	421,157	11,746	2.79
U.S.	243,907	75	0.03	255,785	14	0.01	331,043	8,791	2.66
Non-U.S.	109,812	465	0.42	99,851	937	0.94	90,114	2,955	3.28
Financial instruments owned, at fair value [1,2]	273,801	10,346	3.78	277,706	11,106	4.00	328,208	13,150	4.01
U.S.	189,136	7,865	4.16	198,849	8,429	4.24	186,498	7,700	4.13
Non-U.S.	84,665	2,481	2.93	78,857	2,677	3.39	141,710	5,450	3.85
Other interest-earning assets [3]	118,364	1,337	1.13	127,067	1,785	1.40	221,040	10,549	4.77
U.S.	82,965	689	0.83	83,000	1,052	1.27	131,778	4,438	3.37
Non-U.S.	35,399	648	1.83	44,067	733	1.66	89,262	6,111	6.85

Total interest-earning assets	775,255	12,309	1.59	782,517	13,907	1.78	976,292	35,633	3.65
Cash and due from banks	3,709			5,066			7,975
Other non-interest-earning assets [2]	113,310			124,554			154,727

Total Assets	$892,274			$912,137			$1,138,994

Liabilities
Interest-bearing deposits	$38,011	304	0.80	$41,076	415	1.01	$26,455	756	2.86
U.S.	31,418	279	0.89	35,043	371	1.06	21,598	617	2.86
Non-U.S.	6,593	25	0.38	6,033	44	0.73	4,857	139	2.86
Securities loaned and securities sold under agreements to repurchase, at fair value	160,280	708	0.44	156,794	1,317	0.84	194,935	7,414	3.80
U.S.	112,839	355	0.31	111,718	392	0.35	107,361	3,663	3.41
Non-U.S.	47,441	353	0.74	45,076	925	2.05	87,574	3,751	4.28
Financial instruments sold, but not yet purchased [1,2]	89,040	1,859	2.09	72,866	1,854	2.54	95,377	2,789	2.92
U.S.	44,713	818	1.83	39,647	586	1.48	49,152	1,202	2.45
Non-U.S.	44,327	1,041	2.35	33,219	1,268	3.82	46,225	1,587	3.43
Commercial paper	1,624	5	0.31	1,002	5	0.50	4,097	145	3.54
U.S.	289	1	0.35	284	3	1.06	3,147	121	3.84
Non-U.S.	1,335	4	0.30	718	2	0.28	950	24	2.53
Other borrowings [4,5]	53,888	448	0.83	58,129	618	1.06	99,351	1,719	1.73
U.S.	33,017	393	1.19	36,164	525	1.45	52,126	1,046	2.01
Non-U.S.	20,871	55	0.26	21,965	93	0.42	47,225	673	1.43
Long-term borrowings 5, [6]	193,031	3,155	1.63	203,280	2,585	1.27	203,360	6,975	3.43
U.S.	183,338	2,910	1.59	192,054	2,313	1.20	181,775	6,271	3.45
Non-U.S.	9,693	245	2.53	11,226	272	2.42	21,585	704	3.26
Other interest-bearing liabilities [7]	189,008	327	0.17	207,148	(294)	(0.14)	345,956	11,559	3.34
U.S.	142,752	(221)	(0.15)	147,206	(723)	(0.49)	214,780	6,275	2.92
Non-U.S.	46,256	548	1.18	59,942	429	0.72	131,176	5,284	4.03

Total interest-bearing liabilities	724,882	6,806	0.94	740,295	6,500	0.88	969,531	31,357	3.23
Non-interest-bearing deposits	169			115			4
Other non-interest-bearing liabilities [2]	92,966			106,200			122,292

Total liabilities	818,017			846,610			1,091,827
Shareholders’ equity
Preferred stock	6,957			11,363			5,157
Common stock	67,300			54,164			42,010

Total shareholders’ equity	74,257			65,527			47,167
Total liabilities, preferred stock and shareholders’ equity	$892,274			$912,137			$1,138,994

Interest rate spread			0.65%			0.90%			0.42%
Net interest income and net yield on interest-earning assets		$5,503	0.71		$7,407	0.95		$4,276	0.44
U.S.		4,161	0.77		6,073	1.09		1,775	0.27
Non-U.S.		1,342	0.57		1,334	0.59		2,501	0.77
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]
Assets			30.22%			28.98%			33.33%
Liabilities			24.35			24.07			35.03

SUPPLEMENTAL FINANCIAL INFORMATION

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other noninterest-earning assets and other noninterest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

5.	Interest rates include the effects of interest rate swaps accounted for as hedges.

6.	Consists of long-term other secured financings and unsecured long-term borrowings.

7.	Primarily consists of certain payables to customers and counterparties.

8.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

SUPPLEMENTAL FINANCIAL INFORMATION

Changes in Net Interest Income, Volume and Rate
Analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes. In this analysis, changes due to volume/rate variance have been allocated to volume.

	For the Year Ended
	December 2010 versus December 2009			December 2009 versus November 2008
	Increase (decrease) due			Increase (decrease) due
	to change in:			to change in:
			Net			Net
in millions	Volume	Rate	change	Volume	Rate	change

Interest-earning assets
Deposits with banks	$20	$1	$21	$39	$(162)	$(123)
U.S.	18	4	22	41	(37)	4
Non-U.S.	2	(3)	(1)	(2)	(125)	(127)
Securities borrowed, securities purchased under agreements to resell, at fair value and federal funds sold	38	(449)	(411)	87	(10,882)	(10,795)
U.S.	(4)	65	61	(4)	(8,773)	(8,777)
Non-U.S.	42	(514)	(472)	91	(2,109)	(2,018)
Financial instruments owned, at fair value	(234)	(526)	(760)	(1,610)	(434)	(2,044)
U.S.	(404)	(160)	(564)	524	205	729
Non-U.S.	170	(366)	(196)	(2,134)	(639)	(2,773)
Other interest-earning assets	(159)	(289)	(448)	(1,370)	(7,394)	(8,764)
U.S.	—	(363)	(363)	(618)	(2,768)	(3,386)
Non-U.S.	(159)	74	(85)	(752)	(4,626)	(5,378)

Change in interest income	(335)	(1,263)	(1,598)	(2,854)	(18,872)	(21,726)

Interest-bearing liabilities
Interest-bearing deposits	(30)	(81)	(111)	151	(492)	(341)
U.S.	(32)	(60)	(92)	142	(388)	(246)
Non-U.S.	2	(21)	(19)	9	(104)	(95)
Securities loaned and securities sold under agreements to repurchase, at fair value	22	(631)	(609)	(857)	(5,240)	(6,097)
U.S.	4	(41)	(37)	15	(3,286)	(3,271)
Non-U.S.	18	(590)	(572)	(872)	(1,954)	(2,826)
Financial instruments sold, but not yet purchased, at fair value	354	(349)	5	(636)	(299)	(935)
U.S.	93	139	232	(140)	(476)	(616)
Non-U.S.	261	(488)	(227)	(496)	177	(319)
Commercial paper	2	(2)	—	(31)	(109)	(140)
U.S.	—	(2)	(2)	(30)	(88)	(118)
Non-U.S.	2	—	2	(1)	(21)	(22)
Other borrowings	(40)	(130)	(170)	(339)	(762)	(1,101)
U.S.	(37)	(95)	(132)	(232)	(289)	(521)
Non-U.S.	(3)	(35)	(38)	(107)	(473)	(580)
Long-term debt	(177)	747	570	(128)	(4,262)	(4,390)
U.S.	(138)	735	597	123	(4,081)	(3,958)
Non-U.S.	(39)	12	(27)	(251)	(181)	(432)
Other interest-bearing liabilities	(155)	776	621	(178)	(11,675)	(11,853)
U.S.	7	495	502	332	(7,330)	(6,998)
Non-U.S.	(162)	281	119	(510)	(4,345)	(4,855)

Change in interest expense	(24)	330	306	(2,018)	(22,839)	(24,857)

Change in net interest income	$(311)	$(1,593)	$(1,904)	$(836)	$3,967	$3,131

SUPPLEMENTAL FINANCIAL INFORMATION

Available-for-sale Securities Portfolio
The table below presents the fair value of available-for-sale securities.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

Available-for-sale securities, December 2010
Commercial paper, certificates of deposit, time deposits and other money market instruments	$176	$—	$—	$176
U.S. government and federal agency obligations	638	18	(19)	637
Non-U.S. government obligations	2	—	—	2
Mortgage and other asset-backed loans and securities	593	82	(5)	670
Corporate debt securities	1,533	162	(7)	1,688
State and municipal obligations	356	8	(5)	359
Other debt obligations	136	7	(2)	141

Total available-for-sale securities	$3,434	$277	$(38)	$3,673

Available-for-sale securities, December 2009
Commercial paper, certificates of deposit, time deposits and other money market instruments	$309	$—	$—	$309
U.S. government and federal agency obligations	982	8	(40)	950
Non-U.S. government obligations	32	1	—	33
Mortgage and other asset-backed loans and securities	583	70	(15)	638
Corporate debt securities	1,485	160	(4)	1,641
State and municipal obligations	179	5	(2)	182
Other debt obligations	108	3	—	111

Total available-for-sale securities	$3,678	$247	$(61)	$3,864

SUPPLEMENTAL FINANCIAL INFORMATION

The table below presents the fair value, amortized cost and weighted average yields of available-for-sale securities by contractual maturity. Yields are calculated on a weighted average basis.

	As of December 2010
			Due After		Due After
	Due in		One Year Through		Five Years Through		Due After
	One Year or Less		Five Years		Ten Years		Ten Years		Total
$ in millions	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Fair value of available-for-sale securities
Commercial paper, certificates of deposit, time deposits and other money market instruments	$176	—%	$—	—%	$—	—%	$—	—%	$176	—%
U.S. government and federal agency obligations	37	4	99	3	17	4	484	4	637	4
Non-U.S. government obligations	—	—	2	2	—	—	—	—	2	2
Mortgage and other asset-backed loans and securities	—	—	—	—	—	—	670	11	670	11
Corporate debt securities	34	6	126	6	717	6	811	7	1,688	6
State and municipal obligations	—	—	10	5	11	5	338	6	359	6
Other debt obligations	—	—	—	—	24	1	117	5	141	4

Total available-for-sale securities	$247		$237		$769		$2,420		$3,673

Amortized cost of available-for-sale securities	$246		$220		$708		$2,260		$3,434

	As of December 2009
			Due After		Due After
	Due in		One Year Through		Five Years Through		Due After
	One Year or Less		Five Years		Ten Years		Ten Years		Total
$ in millions	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Fair value of available-for-sale securities
Commercial paper, certificates of deposit, time deposits and other money market instruments	$309	—%	$—	—%	$—	—%	$—	—%	$309	—%
U.S. government and federal agency obligations	15	3	142	3	148	4	645	4	950	4
Non-U.S. government obligations	—	—	33	3	—	—	—	—	33	3
Mortgage and other asset-backed loans and securities	—	—	—	—	22	5	616	15	638	15
Corporate debt securities	71	6	252	6	638	7	680	7	1,641	6
State and municipal obligations	—	—	10	5	10	5	162	7	182	6
Other debt obligations	—	—	41	1	15	3	55	9	111	5

Total available-for-sale securities	$395		$478		$833		$2,158		$3,864

Amortized cost of available-for-sale securities	$394		$458		$772		$2,054		$3,678

SUPPLEMENTAL FINANCIAL INFORMATION

Deposits
The table below presents a summary of the firm’s interest-bearing deposits.

	Average Balances			Average Interest Rates
	December	December	November	December	December	November
$ in millions	2010	2009	2008	2010	2009	2008

U.S.:
Savings [1]	$23,260	$23,024	$20,214	0.44%	0.62%	2.82%

Time	8,158	12,019	1,384	2.16	1.89	3.40

Total U.S. deposits	31,418	35,043	21,598	0.89	1.06	2.86

Non-U.S.:
Demand	5,559	5,402	4,842	0.34	0.61	2.83

Time	1,034	631	15	0.58	1.65	13.00

Total Non-U.S. deposits	6,593	6,033	4,857	0.38	0.73	2.86

Total deposits	$38,011	$41,076	$26,455	0.80	1.01	2.86

1.	Amounts are available for withdrawal upon short notice, generally within seven days.

Ratios
The table below presents selected financial ratios.

	Year Ended
	December	December	November
	2010	2009	2008

Net earnings to average assets	0.9%	1.5%	0.2%
Return on common shareholders’ equity [1]	11.5	22.5	4.9
Return on total shareholders’ equity [2]	11.3	20.4	4.9
Total average equity to average assets	8.3	7.2	4.1

1.	Based on net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on net earnings divided by average monthly total shareholders’ equity.

SUPPLEMENTAL FINANCIAL INFORMATION

Short-term and Other Borrowed Funds

The table below presents a summary of the firm’s securities loaned and securities sold under agreements to repurchase and short-term borrowings. These borrowings generally mature within one year of the financial statement date and include borrowings that are redeemable at the option of the holder within one year of the financial statement date.

	Securities Loaned and Securities Sold
	Under Agreements to Repurchase			Commercial Paper			Other Funds Borrowed [1,2]
	December	December	November	December	December	November	December	December	November
$ in millions	2010	2009	2008	2010	2009	2008	2010	2009	2008

Amounts outstanding at year-end	$173,557	$143,567	$79,943	$1,306	$1,660	$1,125	$71,065	$48,787	$72,758
Average outstanding during the year	160,280	156,794	194,935	1,624	1,002	4,097	53,888	58,129	99,351
Maximum month-end outstanding	173,557	169,083	256,596	1,712	3,060	12,718	71,065	77,712	109,927
Weighted average interest rate
During the year	0.44%	0.84%	3.80%	0.31%	0.50%	3.54%	0.83%	1.06%	1.73%
At year-end	0.44	0.26	3.27	0.20	0.37	2.79	0.63	0.76	2.06

1.	Includes short-term secured financings of $24.53 billion, $12.93 billion and $21.23 billion as of December 2010, December 2009 and November 2008, respectively.

2.	As of December 2010, December 2009 and November 2008, weighted average interest rates include the effects of hedging.

SUPPLEMENTAL FINANCIAL INFORMATION

Cross-border Outstandings

Cross-border outstandings are based upon the Federal Financial Institutions Examination Council’s (FFIEC) regulatory guidelines for reporting cross-border risk. Claims include cash, receivables, securities purchased under agreements to resell, securities borrowed and cash financial instruments, but exclude derivative instruments and commitments. Securities purchased under agreements to resell and securities borrowed are presented based on the domicile of the counterparty, without reduction for related securities collateral held.

The tables below present cross-border outstandings for each country in which cross-border outstandings exceed 0.75% of consolidated assets in accordance with the FFIEC guidelines.

	As of December 2010
in millions	Banks	Governments	Other	Total

Country
France	$29,380	$7,369	$4,326	$41,075
United Kingdom	5,630	4,833	26,516	36,979
Cayman Islands	7	—	35,949	35,956
Japan	28,579	49	4,936	33,564
Germany	3,897	15,791	2,186	21,874
China	10,724	700	2,705	14,129
Switzerland	2,464	150	6,875	9,489

	As of December 2009
in millions	Banks	Governments	Other	Total

Country
United Kingdom	$3,284	$4,843	$51,664	$59,791
Japan	18,259	107	4,833	23,199
Cayman Islands	53	16	21,476	21,545
France	8,846	4,648	5,655	19,149
Germany	8,610	6,080	2,885	17,575
China	9,105	108	4,187	13,400
Ireland	5,634	20	1,577	7,231

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on pages 32 to 33 of this Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be held on May 6, 2011, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 (2011 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics that applies to our senior financial officers, as defined in the Code, is included in Part I, Item 1 of this Form 10-K.

Item 11.  Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2011 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2010, the last day of fiscal 2010,

regarding securities to be issued on exercise of outstanding stock options or pursuant to outstanding restricted stock units and performance-based awards, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2010.

		Number of				Number of Securities
		Securities to be				Remaining Available for
		Issued Upon		Weighted-Average		Future Issuance Under
		Exercise of		Exercise Price of		Equity Compensation
		Outstanding		Outstanding		Plans (Excluding
		Options, Warrants		Options, Warrants		Securities Reflected in
	Plan Category	and Rights		and Rights		the Second Column)

Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan [1]	116,097,803	[2]	$96.71	[3]	139,152,653	[4]

Equity compensation plans not approved by security holders	None	—		—		—

Total		116,097,803	[2]			139,152,653	[4]

1.	The Goldman Sachs Amended and Restated Stock Incentive Plan (SIP) was approved by the shareholders of Goldman Sachs at our 2003 Annual Meeting of Shareholders and is a successor plan to The Goldman Sachs 1999 Stock Incentive Plan (1999 Plan), which was approved by our shareholders immediately prior to our initial public offering in May 1999 and under which no additional awards have been granted since approval of the SIP.

2.	Includes: (i) 55,247,865 shares of common stock that may be issued upon exercise of outstanding options; (ii) 60,780,875 shares that may be issued pursuant to outstanding restricted stock units; and (iii) 69,063 shares that may be issued pursuant to outstanding performance-based units granted under the SIP. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding.

3.	This weighted-average exercise price relates only to the options described in footnote 2. Shares underlying restricted stock units and performance-based units are deliverable without the payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted-average exercise price.

4.	Represents shares remaining to be issued under the SIP, excluding shares reflected in the second column. The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP through the end of our 2008 fiscal year could not exceed 250 million shares. The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP in our 2009 fiscal year and each fiscal year thereafter cannot exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous years but not covered by awards granted in such years. There are no shares remaining to be issued under the 1999 Plan other than those reflected in the second column.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in this Form 10-K are included in Part II, Item 8 hereof.

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
4.5	Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.82 to the Registrant’s Post-Effective Amendment No. 11 to Form S-3 (No. 333-130074), filed July 17, 2008).
4.6	Senior Debt Indenture, dated as of October 10, 2008, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.70 to the Registrant’s registration statement on Form S-3 (No. 333-154173), filed October 10, 2008).
10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †
10.2	The Goldman Sachs Amended and Restated Restricted Partner Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 24, 2006). †
10.3	Form of Employment Agreement for Participating Managing Directors (applicable to executive officers) (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.4	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.5	Tax Indemnification Agreement, dated as of May 7, 1999, by and among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).

10.6	Amended and Restated Shareholders’ Agreement, effective as of January 22, 2010, among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
10.7	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.10	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.11	Amendment No. 1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.12	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. John H. Bryan (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.13	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. James A. Johnson (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.14	Letter, dated December 18, 2002, from The Goldman Sachs Group, Inc. to Mr. William W. George (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 29, 2002). †
10.15	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Claes Dahlbäck (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003). †
10.16	Letter, dated March 31, 2004, from The Goldman Sachs Group, Inc. to Ms. Lois D. Juliber (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 28, 2004). †
10.17	Letter, dated April 6, 2005, from The Goldman Sachs Group, Inc. to Mr. Stephen Friedman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2005). †
10.18	Letter, dated May 12, 2009, from The Goldman Sachs Group, Inc. to Mr. James J. Schiro (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 26, 2009). †
10.19	Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †
10.20	Form of Year-End Restricted Stock Award (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †
10.21	Form of Year-End Restricted Stock Award in Connection with Outstanding RSU Awards (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †
10.22	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors (terminated as of December 15, 2008) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †
10.23	Form of Year-End Option Award Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †
10.24	Form of Year-End RSU Award Agreement (French alternative award) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.25	Amendments to 2005 and 2006 Year-End RSU and Option Award Agreements (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †
10.26	Form of Non-Employee Director Option Award Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †
10.27	Form of Non-Employee Director RSU Award Agreement. †
10.28	Description of Independent Director Compensation. †
10.29	Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 26, 2005).
10.30	General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).
10.31	Goldman, Sachs & Co. Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †
10.32	Form of Goldman, Sachs & Co. Executive Life Insurance Policy with Pacific Life & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †
10.33	Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006). †
10.34	Description of PMD Retiree Medical Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 29, 2008). †
10.35	Letter, dated June 28, 2008, from The Goldman Sachs Group, Inc. to Mr. Lakshmi N. Mittal (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 30, 2008). †
10.36	Securities Purchase Agreement, dated September 29, 2008, between The Goldman Sachs Group, Inc. and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 29, 2008).
10.37	General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S-3, filed March 19, 2009).
10.38	Form of Letter Agreement between The Goldman Sachs Group, Inc. and each of Lloyd C. Blankfein, Gary D. Cohn, Jon Winkelried and David A. Viniar (incorporated by reference to Exhibit O to Amendment No. 70 to Schedule 13D, filed October 1, 2008, relating to the Registrant’s common stock (No. 005-56295)).
10.39	General Guarantee Agreement, dated November 24, 2008, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Bank (Europe) PLC (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).
10.40	Guarantee Agreement, dated November 28, 2008 and amended effective as of January 1, 2010, between The Goldman Sachs Group, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
10.41	Collateral Agreement, dated November 28, 2008, between The Goldman Sachs Group, Inc., Goldman Sachs Bank USA and each other party that becomes a pledgor pursuant thereto (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).

10.42	Form of One-Time RSU Award Agreement. †
10.43	Amendments to Certain Equity Award Agreements (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †
10.44	Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †
10.45	Form of Signature Card for Equity Awards. †
10.46	Form of Signature Card for Equity Awards (employees in Asia outside China). †
10.47	Form of Signature Card for Equity Awards (employees in China). †
10.48	Form of Year-End RSU Award Agreement (not fully vested). †
10.49	Form of Year-End RSU Award Agreement (fully vested). †
10.50	Form of Year-End RSU Award Agreement (Base and/or Supplemental). †
10.51	Form of Year-End Short-Term RSU Award Agreement. †
10.52	Form of Year-End Restricted Stock Award Agreement (Base and/or Supplemental). †
10.53	Form of Year-End Restricted Stock Award Agreement (fully vested). †
10.54	Form of Year-End Short-Term Restricted Stock Award Agreement. †
10.55	General Guarantee Agreement, dated March 2, 2010, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Execution & Clearing, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).
10.56	Form of Deed of Gift (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †
10.57	The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †
10.58	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †
10.59	Form of Performance-Based Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †
10.60	Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certifications. *
32.1	Section 1350 Certifications. *
99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the fiscal years ended December 31, 2010, December 31, 2009 and November 28, 2008; (ii) the Consolidated Statements of Financial Condition as of December 31, 2010 and December 31, 2009; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended December 31, 2010, December 31, 2009 and November 28, 2008; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2010, December 31, 2009 and November 28, 2008; (v) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2010, December 31, 2009 and November 28, 2008; and (vi) the notes to the Consolidated Financial Statements. *

†	This exhibit is a management contract or a compensatory plan or arrangement.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Goldman Sachs Group, Inc.

By:	/s/ DAVID A. VINIAR
Name: David A. Viniar

Title:	Chief Financial Officer

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ LLOYD C. BLANKFEIN Lloyd C. Blankfein	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/s/ JOHN H. BRYAN John H. Bryan	Director	February 28, 2011

/s/ GARY D. COHN Gary D. Cohn	Director	February 28, 2011

/s/ CLAES DAHLBÄCK Claes Dahlbäck	Director	February 28, 2011

/s/ STEPHEN FRIEDMAN Stephen Friedman	Director	February 28, 2011

/s/ WILLIAM W. GEORGE William W. George	Director	February 28, 2011

/s/ JAMES A. JOHNSON James A. Johnson	Director	February 28, 2011

/s/ LOIS D. JULIBER Lois D. Juliber	Director	February 28, 2011

II-1

Signature	Capacity	Date

/s/ LAKSHMI N. MITTAL Lakshmi N. Mittal	Director	February 28, 2011

/s/ JAMES J. SCHIRO James J. Schiro	Director	February 28, 2011

/s/ H. LEE SCOTT, JR. H. Lee Scott, Jr.	Director	February 28, 2011

/s/ DAVID A. VINIAR David A. Viniar	Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/s/ SARAH E. SMITH Sarah E. Smith	Principal Accounting Officer	February 28, 2011

II-2