Form 10-Q
period 2011-03-31
GOLDMAN SACHS GROUP INC
filed 2011-05-10
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

or

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
☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 21, 2011, there were 517,735,289 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

INDEX

Form 10-Q Item Number		Page No.

PART I	FINANCIAL INFORMATION	2
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three months ended March 31, 2011 and March 31, 2010	2
	Condensed Consolidated Statements of Financial Condition as of March 31, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and year ended December 31, 2010	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010	5
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and March 31, 2010	6
	Notes to Condensed Consolidated Financial Statements	7
	Note 1. Description of Business	7
	Note 2. Basis of Presentation	7
	Note 3. Significant Accounting Policies	8
	Note 4. Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value	12
	Note 5. Fair Value Measurements	13
	Note 6. Cash Instruments	19
	Note 7. Derivatives and Hedging Activities	26
	Note 8. Fair Value Option	39
	Note 9. Collateralized Agreements and Financings	43
	Note 10. Securitization Activities	46
	Note 11. Variable Interest Entities	49
	Note 12. Other Assets	54
	Note 13. Goodwill and Identifiable Intangible Assets	55
	Note 14. Deposits	57
	Note 15. Short-Term Borrowings	57
	Note 16. Long-Term Borrowings	58
	Note 17. Other Liabilities and Accrued Expenses	61
	Note 18. Commitments, Contingencies and Guarantees	62
	Note 19. Shareholders’ Equity	68
	Note 20. Regulation and Capital Adequacy	70
	Note 21. Earnings Per Common Share	74
	Note 22. Transactions with Affiliated Funds	74
	Note 23. Interest Income and Interest Expense	75
	Note 24. Income Taxes	75
	Note 25. Business Segments	76
	Note 26. Credit Concentrations	80
	Note 27. Legal Proceedings	81
	Report of Independent Registered Public Accounting Firm	92
	Statistical Disclosures	93
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	96
Item 3	Quantitative and Qualitative Disclosures About Market Risk	149
Item 4	Controls and Procedures	149
PART II	OTHER INFORMATION	149
Item 1	Legal Proceedings	149
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	150
Item 5	Other Information	150
Item 6	Exhibits	151
SIGNATURES		152

EX-3.1 : CERTIFICATE OF ELIMINATION OF 10% CUMULATIVE PERPETUAL PREFERRED STOCK, SERIES G, OF THE GOLDMAN SACHS GROUP, INC.
EX-3.2: RESTATED CERTIFICATE OF INCORPORATION OF THE GOLDMAN SACHS GROUP, INC.
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-15.1: LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1: RULE 13A-14(A) CERTIFICATIONS
EX-32.1: SECTION 1350 CERTIFICATIONS
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months
	Ended March
in millions, except per share amounts	2011	2010

Revenues
Investment banking	$1,269	$1,203
Investment management	1,174	1,008
Commissions and fees	1,019	880
Market making	4,462	6,385
Other principal transactions	2,612	1,881

Total non-interest revenues	10,536	11,357

Interest income	3,107	3,001
Interest expense	1,749	1,583

Net interest income	1,358	1,418

Net revenues, including net interest income	11,894	12,775

Operating expenses
Compensation and benefits	5,233	5,493

Brokerage, clearing, exchange and distribution fees	620	562
Market development	179	110
Communications and technology	198	176
Depreciation and amortization	590	372
Occupancy	267	256
Professional fees	233	182
Other expenses	534	465

Total non-compensation expenses	2,621	2,123

Total operating expenses	7,854	7,616

Pre-tax earnings	4,040	5,159
Provision for taxes	1,305	1,703

Net earnings	2,735	3,456
Preferred stock dividends	1,827	160

Net earnings applicable to common shareholders	$908	$3,296

Earnings per common share
Basic	$1.66	$6.02
Diluted	1.56	5.59

Dividends declared per common share	$0.35	$0.35

Average common shares outstanding
Basic	540.6	546.0
Diluted	583.0	590.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	March	December
in millions, except share and per share amounts	2011	2010

Assets
Cash and cash equivalents	$42,683	$39,788
Cash and securities segregated for regulatory and other purposes (includes $34,325 and $36,182 at fair value as of March 2011 and December 2010, respectively)	53,512	53,731
Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $162,094 and $188,355 at fair value as of March 2011 and December 2010, respectively)	162,094	188,355
Securities borrowed (includes $62,236 and $48,822 at fair value as of March 2011 and December 2010, respectively)	184,217	166,306
Receivables from brokers, dealers and clearing organizations	12,207	10,437
Receivables from customers and counterparties (includes $8,095 and $7,202 at fair value as of March 2011 and December 2010, respectively)	75,412	67,703
Financial instruments owned, at fair value (includes $47,268 and $51,010 pledged as collateral as of March 2011 and December 2010, respectively)	374,806	356,953
Other assets	28,358	28,059

Total assets	$933,289	$911,332

Liabilities and shareholders’ equity
Deposits (includes $1,914 and $1,975 at fair value as of March 2011 and December 2010, respectively)	$38,727	$38,569
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	165,475	162,345
Securities loaned (includes $1,430 and $1,514 at fair value as of March 2011 and December 2010, respectively)	12,222	11,212
Other secured financings (includes $25,153 and $31,794 at fair value as of March 2011 and December 2010, respectively)	36,914	38,377
Payables to brokers, dealers and clearing organizations	5,572	3,234
Payables to customers and counterparties	187,824	187,270
Financial instruments sold, but not yet purchased, at fair value	150,998	140,717
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $22,212 and $22,116 at fair value as of March 2011 and December 2010, respectively)	53,746	47,842
Unsecured long-term borrowings (includes $20,665 and $18,171 at fair value as of March 2011 and December 2010, respectively)	173,793	174,399
Other liabilities and accrued expenses (includes $7,400 and $2,972 at fair value as of March 2011 and December 2010, respectively)	35,549	30,011

Total liabilities	860,820	833,976

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $3,100 and $8,100 as of March 2011 and December 2010, respectively	3,100	6,957
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 790,021,786 and 770,949,268 shares issued as of March 2011 and December 2010, respectively, and 517,917,496 and 507,530,772 shares outstanding as of March 2011 and December 2010, respectively	8	8
Restricted stock units and employee stock options	4,759	7,706
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	44,852	42,103
Retained earnings	57,803	57,163
Accumulated other comprehensive loss	(330)	(286)
Stock held in treasury, at cost, par value $0.01 per share; 272,104,292 and 263,418,498 shares as of March 2011 and December 2010, respectively	(37,723)	(36,295)

Total shareholders’ equity	72,469	77,356

Total liabilities and shareholders’ equity	$933,289	$911,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended	Year Ended
	March	December
in millions	2011	2010

Preferred stock
Balance, beginning of year	$ 6,957	$6,957
Repurchased	(3,857)	—

Balance, end of period	3,100	6,957
Common stock
Balance, beginning of year	8	8
Issued	—	—

Balance, end of period	8	8
Restricted stock units and employee stock options
Balance, beginning of year	7,706	6,245
Issuance and amortization of restricted stock units and employee stock options	1,541	4,137
Delivery of common stock underlying restricted stock units	(4,448)	(2,521)
Forfeiture of restricted stock units and employee stock options	(38)	(149)
Exercise of employee stock options	(2)	(6)

Balance, end of period	4,759	7,706
Additional paid-in capital
Balance, beginning of year	42,103	39,770
Delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	4,461	3,067
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,782)	(972)
Excess net tax benefit related to share-based compensation	105	239
Cash settlement of share-based compensation	(35)	(1)

Balance, end of period	44,852	42,103
Retained earnings
Balance, beginning of year	57,163	50,252
Net earnings	2,735	8,354
Dividends and dividend equivalents declared on common stock and restricted stock units	(198)	(802)
Dividends on preferred stock	(1,897)	(641)

Balance, end of period	57,803	57,163
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(286)	(362)
Currency translation adjustment, net of tax	(22)	(38)
Pension and postretirement liability adjustments, net of tax	1	88
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(23)	26

Balance, end of period	(330)	(286)
Stock held in treasury, at cost
Balance, beginning of year	(36,295)	(32,156)
Repurchased	(1,482)	(4,185)
Reissued	54	46

Balance, end of period	(37,723)	(36,295)

Total shareholders’ equity	$ 72,469	$77,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended March
in millions	2011	2010

Cash flows from operating activities
Net earnings	$2,735	$3,456
Non-cash items included in net earnings
Depreciation and amortization	594	375
Share-based compensation	1,512	2,160
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	219	(6,378)
Net receivables from brokers, dealers and clearing organizations	568	(1,540)
Net payables to customers and counterparties	(9,671)	(1,793)
Securities borrowed, net of securities loaned	(16,901)	(13,269)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	29,391	3,068
Financial instruments owned, at fair value	(14,701)	6,986
Financial instruments sold, but not yet purchased, at fair value	10,278	11,056
Other, net	(2,124)	(11,625)

Net cash provided by/(used for) operating activities	1,900	(7,504)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(277)	(278)
Proceeds from sales of property, leasehold improvements and equipment	9	28
Business acquisitions, net of cash acquired	(5)	(699)
Proceeds from sales of investments	216	173
Purchase of available-for-sale securities	(761)	(864)
Proceeds from sales of available-for-sale securities	930	674

Net cash provided by/(used for) investing activities	112	(966)
Cash flows from financing activities
Unsecured short-term borrowings, net	1,501	525
Other secured financings (short-term), net	1,340	(312)
Proceeds from issuance of other secured financings (long-term)	1,291	1,541
Repayment of other secured financings (long-term), including the current portion	(3,580)	(1,880)
Proceeds from issuance of unsecured long-term borrowings	8,805	6,081
Repayment of unsecured long-term borrowings, including the current portion	(7,364)	(5,584)
Derivative contracts with a financing element, net	210	110
Deposits, net	158	(987)
Common stock repurchased	(1,481)	(2,269)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(358)	(363)
Proceeds from issuance of common stock, including stock option exercises	63	138
Excess tax benefit related to share-based compensation	333	243
Cash settlement of share-based compensation	(35)	—

Net cash provided by/(used for) financing activities	883	(2,757)

Net increase/(decrease) in cash and cash equivalents	2,895	(11,227)
Cash and cash equivalents, beginning of year	39,788	38,291

Cash and cash equivalents, end of period	$42,683	$27,064

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $2.71 billion and $2.01 billion during the three months ended March 2011 and March 2010, respectively.

Cash payments for income taxes, net of refunds, were $296 million and $778 million during the three months ended March 2011 and March 2010, respectively.

Non-cash activities:

The firm assumed $90 million of debt in connection with business acquisitions during the three months ended March 2010. In addition, in the first quarter of 2010, the firm recorded an increase of approximately $3 billion in both assets (primarily financial instruments owned, at fair value) and liabilities (primarily unsecured short-term borrowings and other liabilities) upon adoption of Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months
	Ended March
in millions	2011	2010

Net earnings	$2,735	$3,456
Currency translation adjustment, net of tax	(22)	(4)
Pension and postretirement liability adjustments, net of tax	1	6
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(23)	4

Comprehensive income	$2,691	$3,462

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

The firm reports its activities in the following four business segments:

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

Note 2.  Basis of Presentation

These condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Group Inc. and all other entities in which the firm has a controlling financial interest. Intercompany transactions and balances have been eliminated.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2010. References to “the firm’s Annual Report on Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial information as of December 31, 2010 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to March 2011 and March 2010, unless specifically stated otherwise, refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2011 and March 31, 2010, respectively. All references to December 2010, unless specifically stated otherwise, refer to the date December 31, 2010. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value	Note 4
Fair Value Measurements	Note 5
Cash Instruments	Note 6
Derivatives and Hedging Activities	Note 7
Fair Value Option	Note 8
Collateralized Agreements and Financings	Note 9
Securitization Activities	Note 10
Variable Interest Entities	Note 11
Other Assets	Note 12
Goodwill and Identifiable Intangible Assets	Note 13
Deposits	Note 14
Short-Term Borrowings	Note 15
Long-Term Borrowings	Note 16
Other Liabilities and Accrued Expenses	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Consolidation
The firm consolidates entities in which the firm has a controlling financial interest. The firm determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE).

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

Variable Interest Entities.  A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. The firm has a controlling financial interest in a VIE when the firm has a variable interest or interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 11 for further information about VIEs.

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

Use of Estimates
Preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets, discretionary compensation accruals and the provision for losses that may arise from litigation, regulatory proceedings and tax audits. These estimates and assumptions are based on the best available information but actual results could be materially different.

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

The firm accounts for the tax benefit related to dividend equivalents paid on RSUs as an increase to additional paid-in capital.

In certain cases, primarily related to the death of an employee or conflicted employment (as outlined in the applicable award agreements), the firm may cash settle share-based compensation awards. For awards accounted for as equity instruments, additional paid-in capital is adjusted to the extent of the difference between the current value of the award and the grant-date value of the award.

Foreign Currency Translation
Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the condensed consolidated statements of financial condition and revenues and expenses are translated at average rates of exchange for the period. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are recognized in earnings. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges and taxes, in the condensed consolidated statements of comprehensive income.

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of March 2011 and December 2010, “Cash and cash equivalents” included $3.23 billion and $5.75 billion, respectively, of cash and due from banks and $39.45 billion and $34.04 billion, respectively, of interest-bearing deposits with banks.

Recent Accounting Developments
Improving Disclosures about Fair Value Measurements.  In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain of these disclosure requirements became effective for the firm beginning in the first quarter of 2010, while others became effective for the firm beginning in the first quarter of 2011. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not affect the firm’s financial condition, results of operations or cash flows.

Reconsideration of Effective Control for Repurchase Agreements. In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 changes the assessment of effective control by removing (i) the criterion that requires the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for periods beginning after December 15, 2011. The adoption of ASU No. 2011-03 will not affect the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.  Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for further information about the fair value option. The table below presents the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value. Financial instruments owned, at fair value included $3.41 billion and $3.67 billion as of March 2011 and December 2010, respectively, of securities accounted for as available-for-sale, substantially all of which are held in the firm’s insurance subsidiaries.

	As of March 2011				As of December 2010
			Financial				Financial
			Instruments				Instruments
	Financial		Sold, But		Financial		Sold, But
	Instruments		Not Yet		Instruments		Not Yet
in millions	Owned		Purchased		Owned		Purchased

Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 13,100	[2]	$—		$ 11,262	[2]	$—
U.S. government and federal agency obligations	100,222		30,138		84,928		23,264
Non-U.S. government obligations	44,540		28,423		40,675		29,009
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	5,912		—		6,200		5
Loans and securities backed by residential real estate	8,426		5		9,404		6
Loan portfolios	1,314	[3]	—		1,438	[3]	—
Bank loans and bridge loans	18,063		1,428	[4]	18,039		1,487	[4]
Corporate debt securities	26,515		7,745		24,719		7,219
State and municipal obligations	2,718		—		2,792		—
Other debt obligations	3,599		—		3,232		—
Equities and convertible debentures	75,343		31,861		67,833		24,988
Commodities	5,911		7		13,138		9
Derivatives [1]	69,143		51,391		73,293		54,730

Total	$374,806		$150,998		$356,953		$140,717

1.	Net of cash collateral received or posted under credit support agreements and reported on a net-by-counterparty basis when a legal right of setoff exists under an enforceable netting agreement.

2.	Includes $2.91 billion and $4.06 billion as of March 2011 and December 2010, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 18 for further information about the William Street credit extension program.

3.	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate.

4.	Includes the fair value of unfunded commitments to extend credit. The fair value of partially funded commitments is primarily included in “Financial instruments owned, at fair value.”

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Gains and Losses from Market Making and Other Principal Transactions
The table below presents, by major product type, the firm’s “Market making” and “Other principal transactions” revenues. These gains/(losses) are primarily related to the firm’s financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, including both derivative and non-derivative financial instruments. These gains/(losses) exclude related interest income and interest expense. See Note 23 for further information about interest income and interest expense.

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

	Three Months Ended March
in millions	2011	2010

Interest rates	$2,406	$(1,932)
Credit	2,051	4,233
Currencies	(1,606)	3,439
Equities	2,850	1,381
Commodities	957	609
Other	416	536

Total	$7,074	$8,266

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 financial assets are summarized below.

	As of
	March	December
in millions	2011	2010

Total level 3 assets	$45,843	$45,377
Total assets	$933,289	$911,332
Total financial assets at fair value	$641,556	$637,514
Total level 3 assets as a percentage of Total assets	4.9%	5.0%
Total level 3 assets as a percentage of Total financial assets at fair value	7.1%	7.1%

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

	Financial Assets at Fair Value as of March 2011
						Netting and
in millions	Level 1		Level 2		Level 3	Collateral		Total

Total cash instruments	$132,377		$139,760		$33,526	$—		$305,663
Total derivatives	43		164,843		11,837	(107,580	) [3]	69,143

Financial instruments owned, at fair value	132,420		304,603		45,363	(107,580)		374,806
Securities segregated for regulatory and other purposes	19,584	[1]	14,741	[2]	—	—		34,325
Securities purchased under agreements to resell	—		161,936		158	—		162,094
Securities borrowed	—		62,236		—	—		62,236
Receivables from customers and counterparties	—		7,773		322	—		8,095

Total	$152,004		$551,289		$45,843	$(107,580)		$641,556

	Financial Liabilities at Fair Value as of March 2011
					Netting and
in millions	Level 1	Level 2	Level 3		Collateral		Total

Total cash instruments	$88,633	$10,492	$482		$—		$99,607
Total derivatives	167	63,838	5,034		(17,648	) [3]	51,391

Financial instruments sold, but not yet purchased, at fair value	88,800	74,330	5,516		(17,648)		150,998
Deposits	—	1,914	—		—		1,914
Securities sold under agreements to repurchase	—	163,529	1,946		—		165,475
Securities loaned	—	1,430	—		—		1,430
Other secured financings	—	18,046	7,107		—		25,153
Unsecured short-term borrowings	—	19,003	3,209		—		22,212
Unsecured long-term borrowings	—	18,261	2,404		—		20,665
Other liabilities and accrued expenses	—	548	6,852		—		7,400

Total	$88,800	$297,061	$27,034	[4]	$(17,648)		$395,247

1.	Principally consists of U.S. Department of the Treasury (U.S. Treasury) securities and money market instruments as well as insurance separate account assets measured at fair value.

2.	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

3.	Represents cash collateral and the impact of netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

4.	Level 3 liabilities were 6.8% of total financial liabilities at fair value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of December 2010
						Netting and
in millions	Level 1		Level 2		Level 3	Collateral		Total

Total cash instruments	$117,800		$133,653		$32,207	$—		$283,660
Total derivatives	93		172,513		12,772	(112,085	) [3]	73,293

Financial instruments owned, at fair value	117,893		306,166		44,979	(112,085)		356,953
Securities segregated for regulatory and other purposes	19,794	[1]	16,388	[2]	—	—		36,182
Securities purchased under agreements to resell	—		188,255		100	—		188,355
Securities borrowed	—		48,822		—	—		48,822
Receivables from customers and counterparties	—		6,904		298	—		7,202

Total	$137,687		$566,535		$45,377	$(112,085)		$637,514

	Financial Liabilities at Fair Value as of December 2010
					Netting and
in millions	Level 1	Level 2	Level 3		Collateral		Total

Total cash instruments	$75,668	$9,873	$446		$—		$85,987
Total derivatives	45	66,963	5,210		(17,488	) [3]	54,730

Financial instruments sold, but not yet purchased, at fair value	75,713	76,836	5,656		(17,488)		140,717
Deposits	—	1,975	—		—		1,975
Securities sold under agreements to repurchase	—	160,285	2,060		—		162,345
Securities loaned	—	1,514	—		—		1,514
Other secured financings	—	23,445	8,349		—		31,794
Unsecured short-term borrowings	—	18,640	3,476		—		22,116
Unsecured long-term borrowings	—	16,067	2,104		—		18,171
Other liabilities and accrued expenses	—	563	2,409		—		2,972

Total	$75,713	$299,325	$24,054	[4]	$(17,488)		$381,604

1.	Principally consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value.

2.	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

3.	Represents cash collateral and the impact of netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

4.	Level 3 liabilities were 6.3% of total financial liabilities at fair value.

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

	Level 3 Unrealized
	Gains/(Losses)
	Three Months
	Ended March
in millions	2011	2010

Cash instruments — assets	$1,262	$833
Cash instruments — liabilities	(41)	34

Net unrealized gains on level 3 cash instruments	1,221	867
Derivatives — net	(560)	1,568
Receivables from customers and counterparties	16	(28)
Other secured financings	(9)	(10)
Unsecured short-term borrowings	204	82
Unsecured long-term borrowings	(45)	12
Other liabilities and accrued expenses	(152)	64

Total	$675	$2,555

Gains and losses in the table above include:

Three Months Ended March 2011

•	A net unrealized gain on cash instruments of $1.22 billion primarily consisting of unrealized gains on bank loans and bridge loans, private equity investments, and corporate debt securities. Gains during the first quarter of 2011 reflected strengthening global credit markets and equity markets.

•	A net unrealized loss on derivatives of $560 million primarily attributable to increases in equity index prices, tighter credit spreads and changes in foreign exchange rates (all of which are level 2 observable inputs) on the underlying instruments.

Three Months Ended March 2010

•	A net unrealized gain on cash instruments of $867 million, primarily consisting of unrealized gains on corporate debt securities, bank loans and bridge loans, loans and securities backed by commercial real estate, and loans and securities backed by residential real estate reflecting a decrease in market yields evidenced by sales of similar assets during the period.

•	A net unrealized gain on derivatives of $1.57 billion, primarily attributable to changes in foreign exchange rates and interest rates (which are level 2 inputs) underlying certain credit derivatives. These unrealized gains were substantially offset by unrealized losses on currency, interest rate and credit derivatives which are classified within level 2 and are used to economically hedge derivatives classified within level 3.

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

The tables below present changes in fair value for all financial assets and financial liabilities categorized as level 3 as of the end of the period.

	Level 3 Financial Assets at Fair Value for the Three Months Ended March 2011
				Net unrealized
				gains/(losses)					Net
		Net		relating to					transfers
	Balance,	realized		instruments					in and/or	Balance,
	beginning	gains/		still held at					(out) of	end of
in millions	of period	(losses)		period-end		Purchases	Sales	Settlements	level 3	period

Total cash instruments — assets	$32,207	$434	[1]	$1,262	[1]	$2,816	$(1,944)	$(1,412)	$163	$33,526
Total derivatives — net	7,562	74	[2]	(560	) [2,3]	796	(945)	(567)	443	6,803
Securities purchased under agreements to resell	100	2		—		64	—	(8)	—	158
Receivables from customers and counterparties	298	—		16		14	—	(6)	—	322

1.	The aggregate amounts include approximately $1.26 billion and $432 million reported in “Non-interest revenues” (“Market making” and “Other principal transactions”) and “Interest income,” respectively.

2.	Substantially all is reported in “Non-interest revenues” (“Market making” and “Other principal transactions”).

3.	Principally resulted from changes in level 2 inputs.

	Level 3 Financial Liabilities at Fair Value for the Three Months Ended March 2011
			Net unrealized
			(gains)/losses					Net
		Net	relating to					transfers
	Balance,	realized	instruments					in and/or	Balance,
	beginning	(gains)/	still held at					(out) of	end of
in millions	of period	losses	period-end	Purchases	Sales	Issuances	Settlements	level 3	period

Total cash instruments — liabilities	$446	$(22)	$41	$(59)	$90	$—	$8	$(22)	$482
Securities sold under agreements to repurchase, at fair value	2,060	—	—	—	—	—	(114)	—	1,946
Other secured financings	8,349	—	9	—	—	11	(1,262)	—	7,107
Unsecured short-term borrowings	3,476	60	(204)	—	—	562	(153)	(532)	3,209
Unsecured long-term borrowings	2,104	4	45	—	—	241	(72)	82	2,404
Other liabilities and accrued expenses	2,409	—	152	4,337	—	—	(46)	—	6,852

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Significant transfers in or out of level 3 during the three months ended March 2011, included:

•	Unsecured short-term borrowings and Unsecured long-term borrowings: net transfer out of level 3 of $532 million and net transfer into level 3 of $82 million, respectively, principally due to a transfer of approximately $230 million from level 3

Unsecured short-term borrowings to level 3 Unsecured long-term borrowings related to an extension in the tenor of certain borrowings and the transfer to level 2 of certain short-term and long-term hybrid financial instruments due to improved transparency of the equity price inputs used to value these financial instruments.

	Level 3 Financial Assets at Fair Value for the Three Months Ended March 2010
				Net unrealized
				gains/(losses)		Net
		Net		relating to		purchases,	Net
	Balance,	realized		instruments		issuances	transfers in	Balance,
	beginning	gains/		still held at		and	and/or (out)	end of
in millions	of period	(losses)		period-end		settlements	of level 3	period

Total cash instruments — assets	$34,879	$501	[1]	$833	[1]	$(2,064)	$(1,621)	$32,528
Total derivatives — net	5,196	369	[2]	1,568	[2,3]	(917)	120	6,336
Securities purchased under agreements to resell	—	—		—		—	268	268
Receivables from customers and counterparties	—	6		(28)		—	256	234

1.	The aggregate amounts include approximately $961 million and $373 million reported in “Non-interest revenues” (“Market making” and “Other principal transactions”) and “Interest income,” respectively.

2.	Substantially all is reported in “Non-interest revenues” (“Market making” and “Other principal transactions”).

3.	Principally resulted from changes in level 2 inputs.

	Level 3 Financial Liabilities at Fair Value for the Three Months Ended March 2010
			Net unrealized
			(gains)/losses	Net
		Net	relating to	purchases,	Net
	Balance,	realized	instruments	issuances	transfers in	Balance,
	beginning	(gains)/	still held at	and	and/or(out)	end of
in millions	of period	losses	period-end	settlements	of level 3	period

Total cash instruments — liabilities	$ 572	$(14)	$(34)	$(10)	$(31)	$483
Securities sold under agreements to repurchase, at fair value	394	—	—	494	167	1,055
Other secured financings	6,756	9	10	1,172	192	8,139
Unsecured short-term borrowings	2,310	21	(82)	(139)	884	2,994
Unsecured long-term borrowings	3,077	13	(12)	33	(1,396)	1,715
Other liabilities and accrued expenses	1,913	3	(64)	—	475	2,327

Significant transfers in or out of level 3 during the three months ended March 2010, which were principally due to the consolidation of certain VIEs upon adoption of ASU No. 2009-17 as of January 1, 2010, included:

•	Unsecured long-term borrowings: net transfer out of level 3 of $1.40 billion, principally due to the consolidation of certain VIEs which caused the firm’s borrowings from these VIEs to become intercompany borrowings which were eliminated in consolidation. Substantially all of these borrowings were level 3.

•	Unsecured short-term borrowings: net transfer into level 3 of $884 million, principally due to the consolidation of certain VIEs.

•	Other liabilities and accrued expenses: net transfer into level 3 of $475 million, principally due to an increase in subordinated liabilities issued by certain consolidated VIEs.

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

Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

 •  Amount and timing of expected future cash flows

 •  Current levels and trends of market indices such as CDX, LCDX and MCDX (indices that track the performance of corporate credit, loans and municipal obligations, respectively)

 •  Market yields implied by transactions of similar or related assets

 •  Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation

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

	Cash Instrument Assets at Fair Value as of March 2011
in millions	Level 1		Level 2		Level 3		Total

Commercial paper, certificates of deposit, time deposits and other money market instruments	$6,181		$6,919		$—		$13,100
U.S. government and federal agency obligations	39,466		60,756		—		100,222
Non-U.S. government obligations	39,420		5,120		—		44,540
Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—		3,391		2,521		5,912
Loans and securities backed by residential real estate	—		5,790		2,636		8,426
Loan portfolios	—		2		1,312		1,314
Bank loans and bridge loans	—		8,134		9,929		18,063
Corporate debt securities [2]	118		23,259		3,138		26,515
State and municipal obligations	—		1,976		742		2,718
Other debt obligations [2]	—		2,116		1,483		3,599
Equities and convertible debentures	47,192	[3]	16,386	[4]	11,765	[5]	75,343
Commodities	—		5,911		—		5,911

Total	$132,377		$139,760		$33,526		$305,663

	Cash Instrument Liabilities at Fair Value as of March 2011
in millions	Level 1		Level 2		Level 3		Total

U.S. government and federal agency obligations	$29,933		$205		$—		$30,138
Non-U.S. government obligations	27,860		563		—		28,423
Mortgage and other asset-backed loans and securities:
Loans and securities backed by residential real estate	—		1		4		5
Bank loans and bridge loans	—		987		441		1,428
Corporate debt securities [6]	27		7,693		25		7,745
Equities and convertible debentures [7]	30,813		1,036		12		31,861
Commodities	—		7		—		7

Total	$88,633		$10,492		$482		$99,607

1.	Includes $371 million and $607 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $624 million and $1.61 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of publicly listed equity securities.

4.	Principally consists of restricted and less liquid publicly listed securities.

5.	Includes $10.54 billion of private equity investments, $1.13 billion of real estate investments and $93 million of convertible debentures.

6.	Includes $8 million and $19 million of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

7.	Substantially all consists of publicly listed equity securities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Cash Instrument Assets at Fair Value as of December 2010
in millions	Level 1		Level 2		Level 3		Total

Commercial paper, certificates of deposit, time deposits and other money market instruments	$4,344		$6,918		$—		$11,262
U.S. government and federal agency obligations	36,184		48,744		—		84,928
Non-U.S. government obligations	35,504		5,171		—		40,675
Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—		3,381		2,819		6,200
Loans and securities backed by residential real estate	—		7,031		2,373		9,404
Loan portfolios	—		153		1,285		1,438
Bank loans and bridge loans	—		8,134		9,905		18,039
Corporate debt securities [2]	108		21,874		2,737		24,719
State and municipal obligations	—		2,038		754		2,792
Other debt obligations	—		1,958		1,274		3,232
Equities and convertible debentures	41,660	[3]	15,113	[4]	11,060	[5]	67,833
Commodities	—		13,138		—		13,138

Total	$117,800		$133,653		$32,207		$283,660

	Cash Instrument Liabilities at Fair Value as of December 2010
in millions	Level 1		Level 2		Level 3		Total

U.S. government and federal agency obligations	$23,191		$73		$—		$23,264
Non-U.S. government obligations	28,168		841		—		29,009
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—		5		—		5
Loans and securities backed by residential real estate	—		6		—		6
Bank loans and bridge loans	—		1,107		380		1,487
Corporate debt securities [6]	26		7,133		60		7,219
Equities and convertible debentures [7]	24,283		699		6		24,988
Commodities	—		9		—		9

Total	$75,668		$9,873		$446		$85,987

1.	Includes $212 million and $565 million of CDOs backed by real estate in level 2 and level 3, respectively.

2.	Includes $368 million and $1.07 billion of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of publicly listed equity securities.

4.	Substantially all consists of restricted and less liquid publicly listed securities.

5.	Includes $10.03 billion of private equity investments, $874 million of real estate investments and $156 million of convertible debentures.

6.	Includes $35 million of CDOs and CLOs backed by corporate obligations in level 3.

7.	Substantially all consists of publicly listed equity securities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Rollforward

If a cash instrument was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. Transfers between levels are reported at the beginning of the reporting period in which they occur.

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the period.

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended March 2011
			Net unrealized
			gains/(losses)				Net
			relating to				transfers
	Balance,	Net realized	instruments				in and/or	Balance,
	beginning	gains/	still held at				(out) of	end of
in millions	of period	(losses)	period-end	Purchases [1]	Sales	Settlements	level 3	period

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$ 2,819	$38	$141	$374	$(504)	$(195)	$(152)	$2,521
Loans and securities backed by residential real estate	2,373	48	48	573	(215)	(193)	2	2,636
Loan portfolios	1,285	22	23	17	(38)	(141)	144	1,312
Bank loans and bridge loans	9,905	169	568	491	(274)	(604)	(326)	9,929
Corporate debt securities	2,737	92	216	789	(459)	(104)	(133)	3,138
State and municipal obligations	754	1	13	7	(3)	(1)	(29)	742
Other debt obligations	1,274	24	20	297	(149)	(53)	70	1,483
Equities and convertible debentures	11,060	40	233	268	(302)	(121)	587	11,765

Total	$32,207	$434	$1,262	$2,816	$(1,944)	$(1,412)	$163	$33,526

Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended March 2011
Net unrealized
			(gains)/losses				Net
			relating to				transfers
	Balance,	Net realized	instruments				in and/or	Balance,
	beginning	(gains)/	still held at				(out) of	end of
in millions	of period	losses	period-end	Purchases	Sales	Settlements	level 3	period

Total	$446	$(22)	$41	$(59)	$90	$8	$(22)	$482

1.	Includes both originations and secondary market purchases.

Significant transfers in or out of level 3 during the three months ended March 2011 included:

•	Bank loans and bridge loans: net transfer out of level 3 of $326 million, principally due to transfers to level 2 of certain loans due to improved transparency of market prices as a result of market transactions in these financial instruments, partially offset by transfers to level 3 of certain loans due to reduced transparency of market prices as a result of less market activity in these financial instruments.

•	Equities and convertible debentures: net transfer into level 3 of $587 million, principally due to transfers to level 3 of certain private equity investments due to reduced transparency of market prices as a result of less market activity in these financial instruments, partially offset by transfers to level 2 of certain equity investments due to improved transparency of market prices as a result of initial public offerings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended March 2010
			Net unrealized
			gains/(losses)	Net	Net
			relating to	purchases,	transfers
	Balance,	Net	instruments	issuances	in and/or	Balance,
	beginning	realized	still held at	and	(out) of	end of
in millions	of period	gains/(losses)	period-end	settlements	level 3	period

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$4,620	$63	$184	$(506)	$(291)	$4,070
Loans and securities backed by residential real estate	1,880	37	102	(141)	253	2,131
Loan portfolios	1,364	28	3	(116)	12	1,291
Bank loans and bridge loans	9,560	180	202	(655)	36	9,323
Corporate debt securities	2,235	82	260	707	(581)	2,703
State and municipal obligations	1,114	1	5	(225)	(25)	870
Other debt obligations	2,235	(5)	94	(75)	(762)	1,487
Equities and convertible debentures	11,871	115	(17)	(1,053)	(263)	10,653

Total	$34,879	$501	$833	$(2,064)	$(1,621)	$32,528

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended March 2010
			Net unrealized
			(gains)/losses	Net	Net
			relating to	purchases,	transfers
	Balance,	Net	instruments	issuances	in and/or	Balance,
	beginning	realized	still held at	and	(out) of	end of
in millions	of period	(gains)/losses	period-end	settlements	level 3	period

Total	$572	$(14)	$(34)	$(10)	$(31)	$483

Significant transfers in or out of level 3 during the three months ended March 2010 included:

•	Corporate debt securities: net transfer out of level 3 of $581 million, principally due to a reduction in financial instruments as a result of the consolidation of a VIE which holds intangible assets.

•	Other debt obligations: net transfer out of level 3 of $762 million, principally due to a reduction in financial instruments as a result of the consolidation of a VIE. The VIE holds real estate assets which are included in “Other assets.”

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

The firm’s investments in funds that calculate NAV primarily consist of investments in firm-sponsored funds where the firm co-invests with third-party investors. The private equity, private debt and real estate funds are primarily closed-end funds in which the firm’s investments are not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated and it is estimated that substantially all of the underlying assets of existing funds will be liquidated over the next 10 years. The firm’s investments in hedge funds are generally redeemable on a quarterly basis with 91 days’ notice, subject to a maximum redemption level of 25% of the firm’s initial investments at any quarter-end.

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of March 2011		As of December 2010
	Fair Value of	Unfunded	Fair Value of	Unfunded
in millions	Investments	Commitments	Investments	Commitments

Private equity funds [1]	$ 8,627	$4,215	$ 7,911	$4,816
Private debt funds [2]	3,954	3,542	4,267	3,721
Hedge funds [3]	3,280	—	3,169	—
Real estate and other funds [4]	1,251	1,840	1,246	1,884

Total	$17,112	$9,597	$16,593	$10,421

1.	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations and growth investments.

2.	These funds generally invest in loans and other fixed income instruments and are focused on providing private high-yield capital for mid- to large-sized leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers.

3.	These funds are primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies including long/short equity, credit, convertibles, risk arbitrage/special situations and capital structure arbitrage.

4.	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The table below presents the fair value of exchange-traded and OTC derivatives on a net-by-counterparty basis.

	As of March 2011		As of December 2010
	Derivative	Derivative	Derivative	Derivative
in millions	Assets	Liabilities	Assets	Liabilities

Exchange-traded	$6,221	$3,888	$7,601	$2,794
Over-the-counter	62,922	47,503	65,692	51,936

Total	$69,143	$51,391	$73,293	$54,730

The table below presents the fair value, and the number, of derivative contracts by major product type on a gross basis. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash collateral received or posted under credit support agreements, and therefore are not representative of the firm’s exposure.

	As of March 2011			As of December 2010
	Derivative	Derivative	Number of	Derivative	Derivative	Number of
in millions, except number of contracts	Assets	Liabilities	Contracts	Assets	Liabilities	Contracts

Derivatives not accounted for as hedges
Interest rates	$394,777	$355,140	273,435	$463,145	$422,514	272,279
Credit	116,384	95,927	364,851	127,153	104,407	367,779
Currencies	84,190	68,064	305,920	87,959	70,273	222,706
Commodities	50,010	53,712	73,852	36,689	41,666	70,890
Equities	67,464	53,743	366,032	65,815	51,948	289,059

Subtotal	712,825	626,586	1,384,090	780,761	690,808	1,222,713

Derivatives accounted for as hedges
Interest rates	21,552	27	957	23,396	33	997
Currencies	2	82	73	6	162	72

Subtotal	21,554	109	1,030	23,402	195	1,069

Gross fair value of derivatives	$734,379	$626,695	1,385,120	$804,163	$691,003	1,223,782

Counterparty netting [1]	(559,990)	(559,990)		(620,553)	(620,553)
Cash collateral netting [2]	(105,246)	(15,314)		(110,317)	(15,720)

Fair value included in financial instruments owned	$69,143			$73,293

Fair value included in financial instruments sold, but not yet purchased		$51,391			$54,730

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

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

	Derivative Assets at Fair Value as of March 2011
				Cross-Level
in millions	Level 1	Level 2	Level 3	Netting		Total

Interest rates	$16	$416,216	$97	$—		$416,329
Credit	—	105,737	10,647	—		116,384
Currencies	—	82,283	1,909	—		84,192
Commodities	—	48,095	1,915	—		50,010
Equities	27	65,825	1,612	—		67,464

Gross fair value of derivative assets	43	718,156	16,180	—		734,379
Counterparty netting [1]	—	(553,313)	(4,343)	(2,334	) [3]	(559,990)

Subtotal	$43	$164,843	$11,837	$(2,334)		$174,389
Cash collateral netting [2]						(105,246)

Fair value included in financial instruments owned						$69,143

	Derivative Liabilities at Fair Value as of March 2011
				Cross-Level
in millions	Level 1	Level 2	Level 3	Netting		Total

Interest rates	$9	$354,964	$194	$—		$355,167
Credit	—	91,871	4,056	—		95,927
Currencies	—	67,369	777	—		68,146
Commodities	—	51,990	1,722	—		53,712
Equities	158	50,957	2,628	—		53,743

Gross fair value of derivative liabilities	167	617,151	9,377	—		626,695
Counterparty netting [1]	—	(553,313)	(4,343)	(2,334	) [3]	(559,990)

Subtotal	$167	$63,838	$5,034	$(2,334)		$66,705
Cash collateral netting [2]						(15,314)

Fair value included in financial instruments sold, but not yet purchased						$51,391

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Derivative Assets at Fair Value as of December 2010
				Cross-Level
in millions	Level 1	Level 2	Level 3	Netting		Total

Interest rates	$49	$486,037	$455	$—		$486,541
Credit	—	115,519	11,634	—		127,153
Currencies	—	86,158	1,807	—		87,965
Commodities	—	34,511	2,178	—		36,689
Equities	44	64,267	1,504	—		65,815

Gross fair value of derivative assets	93	786,492	17,578	—		804,163
Counterparty netting [1]	—	(613,979)	(4,806)	(1,768	) [3]	(620,553)

Subtotal	$93	$172,513	$12,772	$(1,768)		$183,610
Cash collateral netting [2]						(110,317)

Fair value included in financial instruments owned						$73,293

	Derivative Liabilities at Fair Value as of December 2010
				Cross-Level
in millions	Level 1	Level 2	Level 3	Netting		Total

Interest rates	$18	$422,267	$262	$—		$422,547
Credit	—	99,813	4,594	—		104,407
Currencies	—	69,726	709	—		70,435
Commodities	—	39,709	1,957	—		41,666
Equities	27	49,427	2,494	—		51,948

Gross fair value of derivative liabilities	45	680,942	10,016	—		691,003
Counterparty netting [1]	—	(613,979)	(4,806)	(1,768	) [3]	(620,553)

Subtotal	$45	$66,963	$5,210	$(1,768)		$70,450
Cash collateral netting [2]						(15,720)

Fair value included in financial instruments sold, but not yet purchased						$54,730

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Rollforward

If a derivative was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. Transfers between levels are reported at the beginning of the reporting period in which they occur.

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the period.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended March 2011
			Net unrealized
	Asset/		gains/(losses)				Net	Asset/
	(liability)	Net	relating to				transfers	(liability)
	balance,	realized	instruments				in and/or	balance,
	beginning	gains/	still held at				(out) of	end of
in millions	of period	(losses)	period-end	Purchases	Sales	Settlements	level 3	period

Interest rates — net	$194	$(26)	$(58)	$1	$—	$13	$(221)	$(97)
Credit — net	7,040	3	(104)	70	(81)	(722)	385	6,591
Currencies — net	1,098	(1)	(194)	25	(6)	(31)	241	1,132
Commodities — net	220	(78)	90	241	(233)	115	(162)	193
Equities — net	(990)	176	(294)	459	(625)	58	200	(1,016)

Total derivatives — net	$7,562	$74	$(560)	$796	$(945)	$(567)	$443	$6,803

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended March 2010
			Net unrealized
	Asset/		gains/(losses)	Net	Net	Asset/
	(liability)	Net	relating to	purchases,	transfers	(liability)
	balance,	realized	instruments	issuances	in and/or	balance,
	beginning	gains/	still held at	and	(out) of	end of
in millions	of period	(losses)	period-end	settlements	level 3	period

Interest rates — net	$(71)	$9	$(43)	$(1)	$200	$94
Credit — net	6,366	332	1,459	(755)	(265)	7,137
Currencies — net	215	(18)	5	9	257	468
Commodities — net	(90)	6	71	3	(234)	(244)
Equities — net	(1,224)	40	76	(173)	162	(1,119)

Total derivatives — net	$5,196	$369	$1,568	$(917)	$120	$6,336

Significant transfers in or out of level 3 during the three months ended March 2011 included:

•	Credit — net: net transfer to level 3 of $385 million, principally due to reduced transparency of the correlation inputs used to value certain mortgage derivatives.

There were no significant transfers in or out of level 3 during the three months ended March 2010.

Impact of Credit Spreads on Derivatives
On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivatives through changes in credit mitigants or the sale or unwind of the contracts.

The net gain/(loss) attributable to the impact of changes in credit exposure and credit spreads on derivatives were $(25) million and $44 million for the three months ended March 2011 and March 2010, respectively.

Bifurcated Embedded Derivatives
The table below presents derivatives, primarily equity and interest rate products, that have been bifurcated from their related borrowings. These derivatives are recorded at fair value and included in “Unsecured short-term borrowings” and “Unsecured long-term borrowings.” See Note 8 for further information.

	As of
in millions, except number	March	December
of contracts	2011	2010

Fair value of assets	$393	$383
Fair value of liabilities	276	267

Net	$117	$116

Number of contracts	358	338

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and by product type. Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

in millions	OTC Derivatives as of March 2011

Assets
	0-12	1-5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$6,175	$28,913	$59,106	$94,194
Credit	2,716	13,956	12,408	29,080
Currencies	9,528	11,746	14,472	35,746
Commodities	7,514	5,902	535	13,951
Equities	5,158	12,187	6,496	23,841
Netting across product types [1]	(2,503)	(5,898)	(4,500)	(12,901)

Subtotal	$28,588	$66,806	$88,517	$183,911
Cross maturity netting [2]				(15,743)
Cash collateral netting [3]				(105,246)

Total				$62,922

Liabilities
	0-12	1-5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$3,885	$12,663	$16,495	$33,043
Credit	1,029	4,329	3,265	8,623
Currencies	9,002	5,590	5,014	19,606
Commodities	8,185	7,889	1,718	17,792
Equities	4,240	4,869	3,288	12,397
Netting across product types [1]	(2,503)	(5,898)	(4,500)	(12,901)

Subtotal	$23,838	$29,442	$25,280	$78,560
Cross maturity netting [2]				(15,743)
Cash collateral netting [3]				(15,314)

Total				$47,503

1.	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

in millions	OTC Derivatives as of December 2010

Assets
	0-12	1-5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$7,137	$34,384	$60,750	$102,271
Credit	2,777	16,145	13,525	32,447
Currencies	9,968	10,696	14,868	35,532
Commodities	5,664	5,996	248	11,908
Equities	4,795	10,942	7,037	22,774
Netting across product types [1]	(2,937)	(5,513)	(5,077)	(13,527)

Subtotal	$27,404	$72,650	$91,351	$191,405
Cross maturity netting [2]				(15,396)
Cash collateral netting [3]				(110,317)

Total				$65,692

Liabilities
	0-12	1-5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$4,470	$14,072	$19,760	$38,302
Credit	1,024	4,862	3,816	9,702
Currencies	8,036	5,219	4,986	18,241
Commodities	7,279	7,838	2,528	17,645
Equities	3,962	4,977	3,750	12,689
Netting across product types [1]	(2,937)	(5,513)	(5,077)	(13,527)

Subtotal	$21,834	$31,455	$29,763	$83,052
Cross maturity netting [2]				(15,396)
Cash collateral netting [3]				(15,720)

Total				$51,936

1.	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

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

	As of
	March	December
in millions	2011	2010

Net derivative liabilities under bilateral agreements	$21,498	$23,843
Collateral posted	15,415	16,640
Additional collateral or termination payments for a one-notch downgrade	925	1,353
Additional collateral or termination payments for a two-notch downgrade	2,211	2,781

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

As of March 2011, written and purchased credit derivatives had total gross notional amounts of $2.09 trillion and $2.25 trillion, respectively, for total net notional purchased protection of $156.69 billion. As of December 2010, written and purchased credit derivatives had total gross notional amounts of $2.05 trillion and $2.19 trillion, respectively, for total net notional purchased protection of $140.63 billion.

The table below presents certain information about credit derivatives. In the table below:

•	Fair values exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted under credit support agreements, and therefore are not representative of the firm’s exposure;

•	Tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives; and

•	The credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. The firm is less likely to pay or otherwise be required to perform where the credit spread and the tenor are lower.

					Maximum Payout/Notional
	Maximum Payout/Notional Amount				Amount of Purchased		Fair Value of
	of Written Credit Derivatives by Tenor				Credit Derivatives		Written Credit Derivatives
					Offsetting	Other
			5 Years		Purchased	Purchased			Net
	0 – 12	1 – 5	or		Credit	Credit			Asset/
$ in millions	Months	Years	Greater	Total	Derivatives [1]	Derivatives [2]	Asset	Liability	(Liability)

As of March 2011
Credit spread on underlying (basis points)
0-250	$259,213	$1,140,722	$316,731	$1,716,666	$1,605,632	$265,675	$33,580	$12,853	$20,727
251-500	8,950	120,985	48,707	178,642	145,696	26,657	7,620	4,184	3,436
501-1,000	7,959	81,869	31,846	121,674	102,500	21,578	2,212	11,498	(9,286)
Greater than 1,000	7,848	57,459	11,770	77,077	63,395	19,620	621	28,974	(28,353)

Total	$283,970	$1,401,035	$409,054	$2,094,059	$1,917,223	$333,530	$44,033	$57,509	$(13,476)

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

For the three months ended March 2011 and March 2010, the gain/(loss) recognized on interest rate derivatives accounted for as hedges was $(2.66) billion and $687 million, respectively, and the related gain/(loss) recognized on the hedged borrowings and bank deposits was $2.16 billion and $(1.10) billion, respectively. The hedge ineffectiveness recognized on these derivatives for the three months ended March 2011 and March 2010 was a loss of $495 million and a loss of $413 million, respectively. These losses consisted primarily of the amortization of prepaid credit spreads. The gain/(loss) excluded from the assessment of hedge effectiveness was not material for the three months ended March 2011 and March 2010.

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

For qualifying net investment hedges, the gains or losses on the hedging instruments, to the extent effective, are included in the condensed consolidated statements of comprehensive income.

The table below presents the gains/(losses) from net investment hedging. The gains/(losses) below are included in “Currency translation adjustment, net of tax.”

	Three Months
	Ended March
in millions	2011	2010

Currency hedges	$(225)	$121
Foreign currency-denominated debt	82	12

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for the three months ended March 2011 and March 2010.

As of March 2011 and December 2010, the firm had designated $2.88 billion and $3.88 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

•	Gains and losses on secured financings related to transfers of assets accounted for as financings rather than sales. These gains and losses are offset by gains and losses on the related instruments included in “Financial instruments owned, at fair value” and “Receivables from customers and counterparties.”

•	Gains and losses on receivables from customers and counterparties related to transfers of assets accounted for as receivables rather than purchases. These gains and losses are offset by gains and losses on the related financial instruments included in “Other secured financings.”

•	Gains and losses on subordinated liabilities issued by consolidated VIEs. These gains and losses are offset by gains and losses on the financial assets held by the consolidated VIEs.

	Gains/(Losses) on Financial Assets and
	Financial Liabilities at Fair Value
	Three Months Ended March
	2011		2010
	Fair		Fair
	Value		Value
in millions	Option	Other	Option	Other

Receivables from customers and counterparties [1]	$1	$319	$(38)	$—
Other secured financings	4	(415)	(4)	(5)
Unsecured short-term borrowings	7	(224)	13	(205)
Unsecured long-term borrowings	3	(1,271)	84	575
Other liabilities and accrued expenses [2]	(189)	87	69	107
Other [3]	35	—	(3)	—

Total	$(139)	$(1,504)	$121	$472

1.	Primarily consists of gains/(losses) on certain transfers accounted for as receivables rather than purchases and certain reinsurance contracts.

2.	Primarily consists of gains/(losses) on certain insurance and reinsurance contracts.

3.	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned and deposits.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Excluding the gains and losses on the instruments accounted for under the fair value option described above, “Market making” and “Other principal transactions” primarily represents gains and losses on “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value.”

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of
	March	December
in millions	2011	2010

Aggregate contractual principal amount of performing loans and long-term receivables in excess of the related fair value	$3,144	$3,090
Aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due in excess of the related fair value	24,259	26,653

Total [1]	$27,403	$29,743

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$3,631	$3,994

1.	The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of March 2011 and December 2010, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $1.24 billion and $1.26 billion, respectively, and the related total contractual amount of these lending commitments was $59.43 billion and $51.20 billion, respectively.

Long-term Debt Instruments
The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $924 million and $701 million as of March 2011 and December 2010, respectively. Of these amounts, $642 million and $349 million as of March 2011 and December 2010, respectively, related to unsecured long-term borrowings and the remainder related to long-term other secured financings.

Impact of Credit Spreads on Loans and Lending Commitments
The net gains/(losses) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected were $756 million and $1.07 billion for the three months ended March 2011 and March 2010, respectively. Changes in the fair value of floating-rate loans and lending commitments are attributable to changes in instrument-specific credit spreads. For fixed-rate loans and lending commitments the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates.

Impact of Credit Spreads on Borrowings
The table below presents the net gains attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months
	Ended March
in millions	2011	2010

Net gains including hedges	$41	$107
Net gains excluding hedges	44	109

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
	March	December
in millions	2011	2010

Securities purchased under agreements to resell [1]	$162,094	$188,355
Securities borrowed [2]	184,217	166,306
Securities sold under agreements to repurchase [1]	165,475	162,345
Securities loaned [2]	12,222	11,212

1.	Resale and repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of March 2011 and December 2010, $62.24 billion and $48.82 billion of securities borrowed and $1.43 billion and $1.51 billion of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security that has very little, if any, default risk under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no such transactions outstanding as of March 2011 or December 2010.

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

As of March 2011 and December 2010, the firm had $11.60 billion and $12.86 billion, respectively, of securities received under resale agreements and securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

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

Other secured financings include arrangements that are nonrecourse. As of March 2011 and December 2010, nonrecourse other secured financings were $6.96 billion and $8.42 billion, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The table below presents information about other secured financings. In the table below:

•	short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder;

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	long-term secured financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

	As of March 2011			As of December 2010
	U.S.	Non-U.S.		U.S.	Non-U.S.
$ in millions	Dollar	Dollar	Total	Dollar	Dollar	Total

Other secured financings (short-term):
At fair value	$14,892	$3,173	$18,065	$16,404	$3,684	$20,088
At amortized cost	101	9,488	9,589	99	4,342	4,441
Interest rates [1]	3.48%	0.26%		2.96%	0.71%
Other secured financings (long-term):
At fair value	4,435	2,653	7,088	9,594	2,112	11,706
At amortized cost	1,575	597	2,172	1,565	577	2,142
Interest rates [1]	2.15%	2.51%		2.14%	1.94%

Total [2]	$21,003	$15,911	$36,914	$27,662	$10,715	$38,377

Amount of other secured financings collateralized by:
Financial instruments [3]	$20,410	$14,162	$34,572	$27,014	$8,760	$35,774
Other assets [4]	593	1,749	2,342	648	1,955	2,603

1.	The weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

2.	Includes $13.97 billion and $8.32 billion related to transfers of financial assets accounted for as financings rather than sales as of March 2011 and December 2010, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $14.21 billion and $8.53 billion as of March 2011 and December 2010, respectively.

3.	Includes $20.61 billion and $25.63 billion of other secured financings collateralized by financial instruments owned, at fair value and $13.96 billion and $10.14 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of March 2011 and December 2010, respectively.

4.	Primarily real estate and cash.

The table below presents other secured financings by maturity.

As of
in millions	March 2011

Other secured financings (short-term)	$27,654
Other secured financings (long-term):
2012	2,741
2013	1,976
2014	1,653
2015	546
2016	108
2017-thereafter	2,236

Total other secured financings (long-term)	9,260

Total other secured financings	$36,914

The aggregate contractual principal amount of other secured financings (long-term) for which the fair value option was elected exceeded the related fair value by $282 million and $352 million as of March 2011 and December 2010, respectively.

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

	As of
	March	December
in millions	2011	2010

Collateral available to be delivered or repledged	$622,855	$618,423
Collateral that was delivered or repledged	459,273	447,882

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

	As of
	March	December
in millions	2011	2010

Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$47,268	$51,010
Did not have the right to deliver or repledge	131,685	112,750
Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	4,217	4,482

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

The firm generally receives cash in exchange for the transferred assets but may also have continuing involvement with transferred assets, including ownership of beneficial interests in securitized financial assets, primarily in the form of senior or subordinated securities, and servicing rights that the firm retains at the time of securitization. The firm may also purchase senior or subordinated securities issued by securitization vehicles (which are typically VIEs) in connection with secondary market-making activities.

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

	Three Months
	Ended March
in millions	2011	2010

Residential mortgages	$7,703	$9,959
Commercial mortgages	325	—
Other financial assets	32	14

Total	$8,060	$9,973

Cash flows on retained interests	$228	$199

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement. In this table:

•	the outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities in which the firm has continuing involvement and is not representative of the firm’s risk of loss;

•	for retained or purchased interests, the firm’s risk of loss is limited to the fair value of these interests; and

•	purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

	As of March 2011			As of December 2010
	Outstanding	Fair Value of	Fair Value of	Outstanding	Fair Value of	Fair Value of
	Principal	Retained	Purchased	Principal	Retained	Purchased
in millions	Amount	Interests	Interests	Amount	Interests	Interests

Residential mortgage-backed	$72,240	$5,083	$5	$73,670	$6,054	$5
Commercial mortgage-backed	5,428	884	100	5,040	849	82
CDOs, CLOs and other	12,575	75	237	12,872	62	229

Total [1]	$90,243	$6,042	$342	$91,582	$6,965	$316

1.	Outstanding principal amount and fair value of retained interests include $7.38 billion and $13 million, respectively, as of March 2011, and $7.64 billion and $16 million, respectively, as of December 2010, related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net liability of $110 million and $98 million as of March 2011 and December 2010, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The table below presents the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of March 2011		As of December 2010
	Type of Retained Interests		Type of Retained Interests
$ in millions	Mortgage-Backed	Other [1]	Mortgage-Backed	Other [1]

Fair value of retained interests	$5,967	$75	$6,903	$62
Weighted average life (years)	6.5	3.5	7.4	4.2
Constant prepayment rate [2]	9.6%	N.M.	11.6%	N.M.
Impact of 10% adverse change [2]	$ (41)	N.M.	$(62)	N.M.
Impact of 20% adverse change [2]	(83)	N.M.	(128)	N.M.
Discount rate [3]	5.1%	N.M.	5.3%	N.M.
Impact of 10% adverse change	$ (135)	N.M.	$(175)	N.M.
Impact of 20% adverse change	(263)	N.M.	(341)	N.M.

1.	Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of March 2011 and December 2010. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $75 million and $62 million as of March 2011 and December 2010, respectively.

2.	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

3.	The majority of mortgage-backed retained interests are U.S. government agency-issued collateralized mortgage obligations, for which there is no anticipated credit loss. For the remainder of retained interests, the expected credit loss assumptions are reflected in the discount rate.

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statement of financial condition as follows:

•	Substantially all assets held by the firm related to mortgage-backed, corporate CDO and CLO and other asset-backed VIEs and investment funds are included in “Financial instruments owned, at fair value.” Substantially all liabilities held by the firm related to mortgage-backed, corporate CDO and CLO and other asset-backed VIEs are included in “Financial instruments sold, but not yet purchased, at fair value.”

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Assets and liabilities held by the firm related to real estate, credit-related and other investing VIEs are primarily included in “Financial instruments owned, at fair value” and “Payables to customers and counterparties,” respectively.

•	Assets and liabilities held by the firm related to power-related VIEs are primarily included in “Other assets” and “Other liabilities and accrued expenses,” respectively.

	Nonconsolidated VIEs
	As of March 2011
			Corporate	Real estate, credit-	Other
	Mortgage-		CDOs and	related and	asset-	Power-	Investment
in millions	backed		CLOs	other investing	backed	related	funds	Total

Assets in VIE	$85,156	[2]	$27,894	$9,787	$7,589	$565	$2,587	$133,578
Carrying Value of the Firm’s Variable Interests
Assets	6,895		1,254	1,398	731	270	5	10,553
Liabilities	—		90	1	32	9	—	132
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	5,954		55	—	20	—	—	6,029
Purchased interests	596		650	—	704	—	—	1,950
Commitments and guarantees [1]	—		1	228	—	52	—	281
Derivatives [1]	2,909		8,650	—	1,167	—	—	12,726
Loans and investments	111		—	1,398	—	270	5	1,784

Total	$9,570	[2]	$9,356	$1,626	$1,891	$322	$5	$22,770

	Nonconsolidated VIEs
	As of December 2010
			Corporate	Real estate, credit-	Other
	Mortgage-		CDOs and	related and	asset-	Power-	Investment
in millions	backed		CLOs	other investing	backed	related	funds	Total

Assets in VIE	$88,755	[2]	$21,644	$12,568	$5,513	$552	$2,330	$131,362
Carrying Value of the Firm’s Variable Interests
Assets	8,076		909	1,063	266	239	5	10,558
Liabilities	—		114	1	19	14	—	148
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	6,887		50	—	12	—	—	6,949
Purchased interests	839		353	—	247	—	—	1,439
Commitments and guarantees [1]	—		1	125	—	69	—	195
Derivatives [1]	3,128		7,593	—	1,105	—	—	11,826
Loans and investments	104		—	1,063	—	239	5	1,411

Total	$10,958	[2]	$7,997	$1,188	$1,364	$308	$5	$21,820

1.	The aggregate amounts include $4.23 billion and $4.52 billion as of March 2011 and December 2010, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.	Assets in VIE and maximum exposure to loss include $6.01 billion and $3.04 billion, respectively, as of March 2011, and $6.14 billion and $3.25 billion, respectively, as of December 2010, related to CDOs backed by mortgage obligations.

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

The tables below exclude VIEs in which the firm holds a majority voting interest if (i) the VIE meets the definition of a business and (ii) the VIE’s assets can be used for purposes other than the settlement of its obligations.

The liabilities of real estate, credit-related and other investing VIEs and CDOs, mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

	Consolidated VIEs
	As of March 2011
			CDOs,
	Real estate,		mortgage-
	credit-related	Municipal	backed and	Principal-
	and other	bond	other asset-	protected
in millions	investing	securitizations	backed	notes	Total

Assets
Cash and cash equivalents	$236	$—	$23	$34	$293
Cash and securities segregated for regulatory and other purposes	195	—	—	—	195
Receivables from brokers, dealers and clearing organizations	4	—	—	—	4
Receivables from customers and counterparties	1	—	67	—	68
Financial instruments owned, at fair value	2,369	552	644	722	4,287
Other assets	2,867	—	484	—	3,351

Total	$5,672	$552	$1,218	$756	$8,198

Liabilities
Other secured financings	$2,081	$619	$561	$3,235	$6,496
Payables to customers and counterparties	—	—	9	25	34
Financial instruments sold, but not yet purchased, at fair value	—	—	53	—	53
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	73	—	—	2,200	2,273
Unsecured long-term borrowings	142	—	—	—	142
Other liabilities and accrued expenses	1,820	—	41	—	1,861

Total	$4,116	$619	$664	$5,460	$10,859

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.  Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
	March	December
in millions	2011	2010

Property, leasehold improvements and equipment [1]	$10,184	$11,106
Goodwill and identifiable intangible assets [2]	5,238	5,522
Income tax-related assets [3]	5,021	6,239
Equity-method investments [4]	1,165	1,445
Miscellaneous receivables and other [5]	6,750	3,747

Total	$28,358	$28,059

1.	Net of accumulated depreciation and amortization of $7.86 billion and $7.87 billion as of March 2011 and December 2010, respectively.

2.	See Note 13 for further information about goodwill and identifiable intangible assets.

3.	See Note 24 for further information about income taxes.

4.	Excludes investments of $3.78 billion and $3.77 billion accounted for at fair value under the fair value option as of March 2011 and December 2010, respectively, which are included in “Financial instruments owned, at fair value.” See Note 8 for further information.

5.	Includes $2.93 billion of assets held for sale as of March 2011, primarily consisting of servicing advances.

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment included $6.49 billion and $6.44 billion as of March 2011 and December 2010, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Assets Held for Sale
In the first quarter of 2011, the firm classified certain assets as held for sale, primarily related to Litton Loan Servicing LP (Litton), the firm’s residential mortgage servicing subsidiary, and recognized impairment losses of approximately $220 million, principally in the firm’s Institutional Client Services segment. These impairment losses, which were included in “Depreciation and amortization,” represent the excess of (i) the carrying value of the assets held for sale over (ii) their estimated fair value less estimated cost to sell. The firm expects to sell these assets in the next twelve months.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.  Goodwill and Identifiable Intangible Assets

The tables below present, by operating segment, the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of
	March	December
in millions	2011	2010

Investment Banking:
Underwriting	$ 125	$125
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution [1]	5	159
Equities Client Execution	2,361	2,361
Securities Services	117	117
Investing & Lending	153	172
Investment Management	561	561

Total	$3,322	$3,495

	Identifiable
	Intangible Assets
	As of
	March	December
in millions	2011	2010

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	$ 539	$608
Equities Client Execution	709	718
Investing & Lending	550	579
Investment Management	118	122

Total	$1,916	$2,027

1.	The decrease from December 2010 to March 2011 is related to the classification of Litton as held for sale. See Note 12 for further information.

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

		As of
		March	Weighted Average	December
$ in millions		2011	Remaining Lives	2010

Customer lists	Gross carrying amount	$1,104		$1,104
	Accumulated amortization	(545)		(529)

	Net carrying amount	$559	10	$575

Commodities-related intangibles [1]	Gross carrying amount	$616		$667
	Accumulated amortization	(72)		(52)

	Net carrying amount	$544	19	$615

Broadcast royalties [2]	Gross carrying amount	$560		$560
	Accumulated amortization	(77)		(61)

	Net carrying amount	$483	8	$499

Insurance-related intangibles [3]	Gross carrying amount	$292		$292
	Accumulated amortization	(140)		(146)

	Net carrying amount	$152	7	$146

Other [4]	Gross carrying amount	$942		$953
	Accumulated amortization	(764)		(761)

	Net carrying amount	$178	13	$192

Total	Gross carrying amount	$3,514		$3,576
	Accumulated amortization	(1,598)		(1,549)

	Net carrying amount	$1,916	12	$2,027

1.	Primarily includes commodity-related customer contracts and relationships, permits and access rights.

2.	Represents television broadcast royalties held by a consolidated VIE.

3.	Represents value of business acquired related to the firm’s insurance businesses.

4.	Primarily includes the firm’s NYSE DMM rights and exchange-traded fund (ETF) lead market maker rights.

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

The tables below present amortization expense for identifiable intangible assets for the three months ended March 2011 and March 2010, and the estimated future amortization expense through 2016 for identifiable intangible assets as of March 2011.

	Three Months
	Ended March
in millions	2011	2010

Amortization expense	$57	$44

As of
in millions	March 2011

Estimated future amortization expense:
Remainder of 2011	$179
2012	262
2013	246
2014	216
2015	184
2016	184

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

	As of
	March	December
in millions	2011	2010

U.S. offices	$32,370	$32,353
Non-U.S. offices	6,357	6,216

Total	$38,727	$38,569

	As of March 2011
in millions	U.S.		Non-U.S.		Total

Remainder of 2011	$1,210		$1,096		$2,306
2012	1,015		28		1,043
2013	1,988		—		1,988
2014	494		—		494
2015	791		—		791
2016	81		—		81
2017 − thereafter	1,340		—		1,340

Total	$6,919	[1]	$1,124	[2]	$8,043

1.	Includes $120 million greater than $100,000, of which $19 million matures within three months, $16 million matures within three to six months, $23 million matures within six to twelve months, and $62 million matures after twelve months.

2.	Substantially all were greater than $100,000.

Note 15.  Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of
	March	December
in millions	2011	2010

Other secured financings (short-term)	$27,654	$24,529
Unsecured short-term borrowings	53,746	47,842

Total	$81,400	$72,371

See Note 9 for further information about other secured financings.

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

The table below presents unsecured short-term borrowings.

	As of
	March	December
in millions	2011	2010

Current portion of unsecured long-term borrowings [1]	$30,086	$25,396
Hybrid financial instruments	14,366	13,223
Promissory notes	3,041	3,265
Commercial paper	1,006	1,306
Other short-term borrowings	5,247	4,652

Total	$53,746	$47,842

Weighted average interest rate [2]	1.56%	1.77%

1.	Includes $11.54 billion and $10.43 billion as of March 2011 and December 2010, respectively, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

2.	The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.  Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of
	March	December
in millions	2011	2010

Other secured financings (long-term)	$9,260	$13,848
Unsecured long-term borrowings	173,793	174,399

Total	$183,053	$188,247

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2060 and consisting principally of senior borrowings.

	As of March 2011			As of December 2010
	U.S.	Non-U.S.		U.S.	Non-U.S.
in millions	Dollar	Dollar	Total	Dollar	Dollar	Total

Fixed-rate obligations [1]	$82,057	$36,323	$118,380	$82,814	$35,885	$118,699
Floating-rate obligations [2]	26,769	28,644	55,413	27,316	28,384	55,700

Total [3]	$108,826	$64,967	$173,793	$110,130	$64,269	$174,399

1.	Interest rates on U.S. dollar-denominated debt ranged from 0.20% to 10.04% (with a weighted average rate of 5.48%) and 0.20% to 10.04% (with a weighted average rate of 5.52%) as of March 2011 and December 2010, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.85% to 14.85% (with a weighted average rate of 4.70%) and 0.85% to 14.85% (with a weighted average rate of 4.65%) as of March 2011 and December 2010, respectively.

2.	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating-rate obligations.

3.	Includes $5.56 billion and $8.58 billion as of March 2011 and December 2010, respectively, guaranteed by the FDIC under the TLGP.

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

The aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $642 million and $349 million as of March 2011 and December 2010, respectively.

As of
in millions	March 2011

2012	$16,952
2013	24,375
2014	19,089
2015	17,325
2016	23,369
2017 − thereafter	72,683

Total [1]	$173,793

1.	Amount includes an increase of $6.74 billion to the carrying amount of certain unsecured long-term borrowings related to hedge accounting. The amounts related to the carrying value of unsecured long-term borrowings associated with the effect of hedge accounting by year of maturity are as follows: $304 million in 2012, $551 million in 2013, $594 million in 2014, $237 million in 2015, $497 million in 2016 and $4.56 billion in 2017 and thereafter.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of March 2011 and December 2010. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of less than 1% as of both March 2011 and December 2010. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
	March	December
in millions	2011	2010

Fixed-rate obligations
At fair value	$243	$22
At amortized cost [1]	5,881	5,877
Floating-rate obligations
At fair value	20,422	18,148
At amortized cost [1]	147,247	150,352

Total	$173,793	$174,399

1.	The weighted average interest rates on the aggregate amounts were 1.93% (5.77% related to fixed-rate obligations and 1.77% related to floating-rate obligations) and 1.90% (5.69% related to fixed-rate obligations and 1.74% related to floating-rate obligations) as of March 2011 and December 2010, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both March 2011 and December 2010, subordinated debt had maturities ranging from 2012 to 2038. The table below presents subordinated borrowings.

	As of March 2011			As of December 2010
	Par	Carrying		Par	Carrying
in millions	Amount	Amount	Rate [1]	Amount	Amount	Rate [1]

Subordinated debt	$14,468	$16,662	1.18%	$14,345	$16,977	1.19%
Junior subordinated debt	5,085	5,622	2.49%	5,082	5,716	2.50%

Total subordinated borrowings	$19,553	$22,284	1.52%	$19,427	$22,693	1.54%

1.	Weighted average interest rate after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

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

The firm pays interest semi-annually on the debentures at an annual rate of 6.345% and the debentures mature on February 15, 2034. The coupon rate and the payment dates applicable to the beneficial interests are the same as the interest rate and payment dates for the debentures. The firm has the right, from time to time, to defer payment of interest on the debentures, and therefore cause payment on the Trust’s preferred beneficial interests to be deferred, in each case up to ten consecutive semi-annual periods. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by Group Inc. unless all dividends payable on the preferred beneficial interests have been paid in full.

Note 17.  Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
	March	December
in millions	2011	2010

Compensation and benefits	$5,396	$9,089
Insurance-related liabilities	15,930	11,381
Noncontrolling interests [1]	882	872
Income tax-related liabilities [2]	1,684	2,042
Employee interests in consolidated funds	430	451
Subordinated liabilities issued by consolidated VIEs	1,352	1,526
Accrued expenses and other [3]	9,875	4,650

Total	$35,549	$30,011

1.	Includes $571 million and $593 million related to consolidated investment funds as of March 2011 and December 2010, respectively.

2.	See Note 24 for further information about income taxes.

3.	Includes $5.59 billion related to the redemption of the firm’s 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock) as of March 2011.

The table below presents insurance-related liabilities by type.

	As of
	March	December
in millions	2011	2010

Separate account liabilities	$4,035	$4,024
Liabilities for future benefits and unpaid claims [1]	10,861	6,308
Contract holder account balances	811	801
Reserves for guaranteed minimum death and income benefits	223	248

Total	$15,930	$11,381

1.	Includes increased liabilities as of March 2011 related to the acquisition of Paternoster U.K. Limited, a U.K. life insurance company, in the first quarter of 2011. In connection with this acquisition, the firm acquired $4.75 billion of assets (primarily financial instruments owned, at fair value, principally consisting of corporate debt securities) and assumed $4.35 billion of liabilities.

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

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.31 billion and $1.26 billion as of March 2011 and December 2010, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $842 million and

$839 million as of March 2011 and December 2010, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” Contracts to cede risks to reinsurers do not relieve the firm of its obligations to contract holders. Liabilities for future benefits and unpaid claims include $6.57 billion and $2.05 billion carried at fair value under the fair value option as of March 2011 and December 2010, respectively.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

Note 18.  Commitments, Contingencies and Guarantees

Commitments
The table below presents the firm’s commitments.

	Commitment Amount by Period
	of Expiration as of March 2011				Total Commitments as of
	Remainder	2012-	2014-	2016-	March	December
in millions	of 2011	2013	2015	Thereafter	2011	2010

Commitments to extend credit [1]
Commercial lending:
Investment-grade	$ 2,839	$8,998	$2,183	$1,756	$ 15,776	$ 12,330
Non-investment-grade	1,530	5,111	3,727	4,231	14,599	11,919
William Street credit extension program	4,124	15,328	7,297	2,371	29,120	27,383
Warehouse financing	32	150	—	—	182	265

Total commitments to extend credit	8,525	29,587	13,207	8,358	59,677	51,897
Contingent and forward starting resale and securities borrowing agreements [2]	55,003	—	—	—	55,003	46,886
Forward starting repurchase and securities lending agreements [2]	12,497	—	—	—	12,497	12,509
Underwriting commitments	354	—	—	—	354	835
Letters of credit [3]	1,528	474	—	—	2,002	2,210
Investment commitments	2,402	6,846	324	715	10,287	11,093
Other	345	83	37	15	480	389

Total commitments	$80,654	$36,990	$13,568	$9,088	$140,300	$125,819

1.	Commitments to extend credit are presented net of amounts syndicated to third parties.

2.	These agreements generally settle within three business days.

3.	Consists of commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

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

William Street Credit Extension Program.  Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of GS Bank USA, GS Bank USA, and other subsidiaries of GS Bank USA. Historically, commitments extended by Commitment Corp. were supported, in part, by funding raised by Funding Corp., another consolidated wholly owned subsidiary of GS Bank USA. As of April 26, 2011, the funding raised by Funding Corp. had been repaid in its entirety. The commitments extended by Commitment Corp. that had been supported by this funding are now supported by funding from GS Bank USA.

The assets and liabilities of Commitment Corp. are legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. will not be available to its shareholders until the claims of its creditors have been paid. In addition, no affiliate of Commitment Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of Commitment Corp.

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of approximately $950 million, with respect to most of the William Street commitments. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection had been provided as of both March 2011 and December 2010. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

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

Investment Commitments
The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $1.91 billion and $1.97 billion as of March 2011 and December 2010, respectively, related to real estate private investments and $8.38 billion and $9.12 billion as of March 2011 and December 2010, respectively, related to corporate and other private investments. Of these amounts, $9.48 billion and $10.10 billion as of March 2011 and December 2010, respectively, relate to commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

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

As of
in millions	March 2011

Remainder of 2011	$356
2012	447
2013	377
2014	351
2015	320
2016	284
2017-thereafter	1,324

Total	$3,459

Operating leases include office space held in excess of current requirements. Rent expense relating to space held for growth is included in “Occupancy.” The firm records a liability, based on the fair value of the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value on termination.

Contingencies
Legal Proceedings.  See Note 27 for information on legal proceedings, including certain mortgage-related matters.

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

2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of March 2011, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $47 billion. This amount reflects paydowns and cumulative losses of approximately $78 billion ($15 billion of which are cumulative losses). A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $712 million and total paydowns and cumulative losses of $1.35 billion ($420 million of which are cumulative losses) were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

To date, repurchase claims and actual repurchases of residential mortgage loans based upon alleged breaches of representations have not been significant and have mainly involved government-sponsored enterprises. During the three months ended March 2011, the firm incurred an immaterial loss on the repurchase of less than $10 million of loans. As of March 2011, outstanding repurchase claims were not material.

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

•	Foreclosure and Other Mortgage Loan Servicing Practices and Procedures. The firm has received a number of requests for information from regulators and other agencies, including state attorneys general and banking regulators, as part of an industry-wide focus on the practices of lenders and servicers in connection with foreclosure proceedings and other aspects of mortgage loan servicing practices and procedures. The requests seek information about the foreclosure and servicing protocols and activities of Litton, the firm’s residential mortgage servicing subsidiary, and any deviations therefrom. The firm is cooperating with the requests and is reviewing Litton’s practices in this area. These inquiries may result in the imposition of fines or other regulatory action. Litton temporarily suspended evictions and foreclosure and real estate owned sales in a number of states, including those with judicial foreclosure procedures. Litton has recently resumed some of these activities. As of the date of this filing, the firm is not aware of foreclosures where the underlying foreclosure decision was not warranted. As of March 2011, the value of the firm’s mortgage servicing rights was not material and any impact on their value would not be material to the firm. Similarly, at this time the firm does not expect the suspension of evictions and foreclosure and real estate owned sales to lead to a material increase in its mortgage servicing-related advances.

Guaranteed Minimum Death and Income Benefits.  In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $6.30 billion and $6.11 billion of contract holder account balances as of March 2011 and December 2010, respectively, for such benefits. The weighted average attained age of these contract holders was 69 years for both March 2011 and December 2010.

The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.35 billion and $1.60 billion as of March 2011 and December 2010, respectively. See Note 17 for further information about insurance liabilities.

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

	As of March 2011
	Carrying	Maximum Payout/Notional Amount by Period of Expiration
	Value of	Remainder	2012-	2014-	2016-
in millions	Net Liability	of 2011	2013	2015	Thereafter	Total

Derivatives [1]	$7,908	$396,305	$312,769	$65,548	$68,270	$842,892
Securities lending indemnifications [2]	—	31,322	—	—	—	31,322
Other financial guarantees [3]	28	328	1,642	431	834	3,235

1.	These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore these amounts do not reflect the firm’s overall risk related to its derivative activities.

2.	Collateral held by the lenders in connection with securities lending indemnifications was $32.38 billion as of March 2011. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

3.	Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments.

As of December 2010, the carrying value of the net liability related to derivative guarantees and other financial guarantees was $8.26 billion and $28 million, respectively.

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of March 2011 and December 2010.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of March 2011 and December 2010.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 19.  Shareholders’ Equity

Common Equity
On April 18, 2011, Group Inc. declared a dividend of $0.35 per common share to be paid on June 29, 2011 to common shareholders of record on June 1, 2011.

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

During the three months ended March 2011, the firm repurchased 9.0 million shares of its common stock at an average cost per share of $163.22, for a total cost of $1.47 billion, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs to satisfy minimum statutory employee tax withholding requirements. Under these plans, during the three months ended March 2011, employees remitted 75,378 shares with a total value of $12 million and the firm cancelled 11.0 million of RSUs with a total value of $1.78 billion.

Preferred Equity
The table below presents perpetual preferred stock issued and outstanding.

						Redemption
	Shares	Shares	Shares		Earliest	Value
Series	Authorized	Issued	Outstanding	Dividend Rate	Redemption Date	(in millions)

A	50,000	30,000	29,999	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$750
B	50,000	32,000	32,000	6.20% per annum	October 31, 2010	800
C	25,000	8,000	8,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	October 31, 2010	200
D	60,000	54,000	53,999	3 month LIBOR + 0.67%, with floor of 4.00% per annum	May 24, 2011	1,350

	185,000	124,000	123,998			$3,100

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

In 2007, the Board of Directors of Group Inc. (Board) authorized 17,500.1 shares of Series E Preferred Stock, and 5,000.1 shares of Series F Preferred Stock, in connection with the APEX Trusts. See Note 16 for further information.

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

In March 2011, the firm provided notice to Berkshire Hathaway Inc. and certain of its subsidiaries (collectively, Berkshire Hathaway) that it would redeem in full the 50,000 shares of the firm’s Series G Preferred Stock held by Berkshire Hathaway for the stated redemption price of $5.50 billion ($110,000 per share), plus accrued and unpaid dividends. In connection with this notice, the firm recognized a preferred dividend of $1.64 billion (calculated as the difference between the carrying value and redemption value of the preferred stock), which was recorded as a reduction to the firm’s first quarter earnings applicable to common shareholders and common shareholders’ equity. The redemption also resulted in the acceleration of $24 million of preferred dividends related to the period from April 1, 2011 to the redemption date, which was included in the firm’s results for the three months ended March 2011. The Series G Preferred Stock was redeemed on April 18, 2011. Berkshire Hathaway continues to hold a five-year warrant, issued in October 2008, to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share.

The table below presents preferred dividends declared on preferred stock.

	Three Months
	Ended March
	2011			2010
	per share	in millions		per share	in millions

Series A	$239.58	$7		$239.58	$7
Series B	387.50	12		387.50	12
Series C	255.56	2		255.56	2
Series D	255.56	14		255.56	14
Series G	2,500.00	125	[1]	2,500.00	125

Total		$160			$160

1.	Excludes preferred dividends related to the redemption of the firm’s Series G Preferred Stock.

Accumulated Other Comprehensive Income/(Loss)
The table below presents accumulated other comprehensive income/(loss) by type.

	As of
	March	December
in millions	2011	2010

Currency translation adjustment, net of tax	$(192)	$(170)
Pension and postretirement liability adjustments, net of tax	(228)	(229)
Net unrealized gains on available-for-sale securities, net of tax [1]	90	113

Total accumulated other comprehensive loss, net of tax	$(330)	$(286)

1.	Substantially all consists of net unrealized gains on available-for-sale securities held by the firm’s insurance subsidiaries as of both March 2011 and December 2010.

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

The table below presents information regarding Group Inc.’s regulatory capital ratios.

	As of
	March	December
$ in millions	2011	2010

Tier 1 capital	$66,387	$71,233
Tier 2 capital	13,782	13,660
Total capital	80,169	84,893
Risk-weighted assets	455,811	444,290
Tier 1 capital ratio	14.6%	16.0%
Total capital ratio	17.6%	19.1%
Tier 1 leverage ratio	7.5%	8.0%

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

In addition, the Basel Committee has undertaken a program of substantial revisions to its capital guidelines. In particular, the changes in the “Basel 2.5” guidelines will result in increased capital requirements for market risk; additionally, the Basel 3 guidelines issued by the Basel Committee in December 2010 revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, set new minimum capital ratios (including a new “capital conservation buffer,” which must be composed exclusively of Tier 1 common equity and will be in addition to the other capital ratios), introduce a Tier 1 leverage ratio within international guidelines for the first time, and make substantial revisions to the computation of risk-weighted assets for credit exposures. Implementation of the new requirements is expected to take place over an extended transition period, starting at the end of 2011 (for Basel 2.5) and end of 2012 (for Basel 3). Although the U.S. federal banking agencies have now issued proposed rules that are intended to implement certain aspects of the Basel 2.5 guidelines, they have not yet addressed all aspects of those guidelines or the Basel 3 changes. In addition, both the Basel Committee and U.S. banking regulators implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank

Act) have indicated that they will impose more stringent capital standards on systemically important financial institutions. Although the criteria for treatment as a systemically important financial institution have not yet been determined, it is probable that they will apply to the firm. Therefore, the regulations ultimately applicable to the firm may be substantially different from those that have been published to date.

The Dodd-Frank Act will subject the firm at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions and directs banking regulators to impose additional capital requirements as disclosed above. The Federal Reserve Board will be required to begin implementing the new leverage and risk-based capital regulation by January 2012. As a consequence of these changes, Tier 1 capital treatment for the firm’s junior subordinated debt issued to trusts will be phased out over a three-year period beginning on January 1, 2013. The interaction between the Dodd-Frank Act and the Basel Committee’s proposed changes adds further uncertainty to the firm’s future capital requirements.

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

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel 1 as implemented by the Federal Reserve Board.

	As of
	March		December
	2011		2010

Tier 1 capital ratio	19.7%		18.8%
Total capital ratio	20.8%	[1]	23.9%
Tier 1 leverage ratio	20.4%		19.5%

1.	The decrease from December 2010 to March 2011 is primarily related to GS Bank USA’s repayment of $4.00 billion of subordinated debt to Group Inc. and $1.00 billion dividend to Group Inc. in the first quarter of 2011.

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

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution subsidiaries held at the Federal Reserve Bank was approximately $27.27 billion and $28.12 billion as of March 2011 and December 2010, respectively, which exceeded required reserve amounts by $26.71 billion and $27.45 billion as of March 2011 and December 2010, respectively. GS Bank Europe, a wholly owned credit institution, is regulated by the Central Bank of Ireland and is subject to minimum capital requirements. As of March 2011 and December 2010, GS Bank USA and GS Bank Europe were both in compliance with all regulatory capital requirements.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Broker-Dealer Subsidiaries
The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and GSEC. GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the U.S. Commodity Futures Trading Commission (CFTC), Chicago Mercantile Exchange, the Financial Industry Regulatory Authority, Inc. (FINRA) and the National Futures Association. Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1.

As of March 2011, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $10.51 billion, which exceeded the amount required by $8.55 billion. As of March 2011, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.78 billion, which exceeded the amount required by $1.66 billion.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of March 2011 and December 2010, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Insurance Subsidiaries
The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the FSA and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of March 2011 and December 2010.

Other Non-U.S. Regulated Subsidiaries
The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of March 2011 and December 2010, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 2011 and December 2010, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments
The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of March 2011 and December 2010, approximately $24.24 billion and $24.70 billion, respectively, of net assets of regulated subsidiaries were restricted as to the payment of dividends to Group Inc. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Banking Department have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 21.  Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and RSUs for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition reflects the dilutive effect of the common stock deliverable for stock warrants and options and for RSUs for which future service is required as a condition to the delivery of the underlying common stock. The firm treats unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating EPS.

The table below presents the computations of basic and diluted EPS.

	Three Months
	Ended March
in millions, except per share amounts	2011	2010

Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$908	$3,296

Denominator for basic EPS — weighted average number of common shares	540.6	546.0
Effect of dilutive securities:
RSUs	12.5	12.3
Stock options and warrants	29.9	31.7

Dilutive potential common shares	42.4	44.0

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	583.0	590.0

Basic EPS	$1.66	$6.02
Diluted EPS	1.56	5.59

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction to basic EPS of $0.02 for both the three months ended March 2011 and March 2010.

The diluted EPS computations in the table above do not include the antidilutive effect as follows:

	Three Months
	Ended March
in millions	2011	2010

Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	6.3	6.0

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

	Three Months
	Ended March
in millions	2011	2010

Fees earned from affiliated funds	$852	$553

	As of
	March	December
in millions	2011	2010

Fees receivable from funds	$618	$886
Aggregate carrying value of interests in funds	15,216	14,773

The firm has provided voluntary financial support to certain of its funds that have experienced significant reductions in capital and liquidity or had limited access to the debt markets during the financial crisis. As of March 2011 and December 2010, the firm had exposure to these funds in the form of loans and guarantees of $240 million and $253 million, respectively, primarily related to certain real estate funds. In addition, as of December 2010, the firm had outstanding commitments to extend credit to these funds of $160 million. No such commitments were outstanding as of March 2011.

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

	Three Months
	Ended March
in millions	2011	2010

Interest income
Deposits with banks	$29	$15
Securities borrowed, securities purchased under agreements to resell and federal funds sold	169	79
Financial instruments owned, at fair value	2,515	2,621
Other interest [1]	394	286

Total interest income	3,107	3,001

Interest expense
Deposits	72	68
Securities loaned and securities sold under agreements to repurchase	201	136
Financial instruments sold, but not yet purchased, at fair value	496	495
Short-term borrowings [2]	129	118
Long-term borrowings [2]	786	746
Other interest [3]	65	20

Total interest expense	1,749	1,583

Net interest income	$1,358	$1,418

1.	Primarily includes interest income on customer debit balances and other interest-earning assets.

2.	Includes interest on unsecured borrowings and other secured financings.

3.	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

Note 24.  Income Taxes

Provision for Income Taxes
Income taxes are provided for using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities. The firm reports interest expense related to income tax matters in “Provision for taxes” and income tax penalties in “Other expenses.”

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	March 2011

U.S. Federal [1]	2005
New York State and City [2]	2004
United Kingdom	2007
Japan [3]	2005
Hong Kong	2004
Korea	2008

1.	IRS examination of fiscal 2005, 2006 and 2007 began during 2008. IRS examination of fiscal 2003 and 2004 has been completed but the liabilities for those years are not yet final.

2.	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

3.	Japan National Tax Agency examination of fiscal 2005 through 2009 began during the first quarter of 2010.

All years subsequent to the above remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

Note 25.  Business Segments

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets.

		For the Three
		Months Ended
		or as of March
in millions		2011	2010

Investment Banking	Net revenues	$1,269	$1,203
	Operating expenses	923	880

	Pre-tax earnings	$346	$323

	Segment assets	$1,775	$1,553

Institutional Client Services	Net revenues [1]	$6,647	$8,507
	Operating expenses	4,584	4,831

	Pre-tax earnings	$2,063	$3,676

	Segment assets	$840,970	$784,608

Investing & Lending	Net revenues	$2,705	$1,970
	Operating expenses	1,231	908

	Pre-tax earnings	$1,474	$1,062

	Segment assets	$79,996	$83,472

Investment Management	Net revenues	$1,273	$1,095
	Operating expenses	1,067	949

	Pre-tax earnings	$206	$146

	Segment assets	$10,548	$10,895

Total	Net revenues	$11,894	$12,775
	Operating expenses	7,854	7,616

	Pre-tax earnings	$4,040	$5,159

	Total assets	$933,289	$880,528

1.	Includes $29 million and $26 million for the three months ended March 2011 and March 2010, respectively, of realized gains on securities held in the firm’s insurance subsidiaries which are accounted for as available-for-sale.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•	charitable contributions of $25 million for both the three months ended March 2011 and March 2010;

•	net provisions for a number of litigation and regulatory proceedings of $24 million and $21 million for the three months ended March 2011 and March 2010, respectively; and

•	real estate-related exit costs of $2 million for the three months ended March 2010.

The tables below present the amounts of net interest income included in net revenues, and the amounts of depreciation and amortization expense included in pre-tax earnings.

	Three Months
	Ended March
in millions	2011	2010

Investment Banking	$—	$—
Institutional Client Services	1,214	1,278
Investing & Lending	93	89
Investment Management	51	51

Total net interest	$1,358	$1,418

	Three Months
	Ended March
in millions	2011	2010

Investment Banking	$51	$44
Institutional Client Services	331	223
Investing & Lending	168	61
Investment Management	44	47

Total depreciation and amortization	$594	$375

Geographic Information
Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. The methodology for allocating profitability to geographic regions is dependent on estimates and management judgment because a significant portion of the firm’s activities require cross-border coordination in order to facilitate the needs of the firm’s clients. Specifically, in interim periods, the firm generally allocates compensation and benefits to geographic regions based upon the firmwide compensation to net revenues ratio. In the fourth quarter when compensation by employee is finalized, compensation and benefits are allocated to the geographic regions based upon total actual compensation during the year.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The table below presents the total net revenues and pre-tax earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings (excluding Corporate) for each geographic region.

	Three Months Ended March
$ in millions	2011		2010

Net revenues
Americas [1]	$6,839	58%	$7,131	55%
EMEA [2]	2,874	24	3,905	31
Asia	2,181	18	1,739	14

Total net revenues	$11,894	100%	$12,775	100%

Pre-tax earnings
Americas [1]	$2,273	55%	$2,789	53%
EMEA [2]	1,088	27	1,800	35
Asia	728	18	618	12

Subtotal	4,089	100%	5,207	100%
Corporate [3]	(49)		(48)

Total pre-tax earnings	$4,040		$5,159

1.	Substantially all relates to the U.S.

2.	EMEA (Europe, Middle East and Africa).

3.	Consists of net provisions for a number of litigation and regulatory proceedings of $24 million and $21 million for the three months ended March 2011 and March 2010, respectively; charitable contributions of $25 million for both the three months ended March 2011 and March 2010; and real estate-related exit costs of $2 million for the three months ended March 2010.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 26.  Credit Concentrations

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

The table below presents the credit concentrations in assets held by the firm. As of March 2011 and December 2010, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

	As of
	March	December
$ in millions	2011	2010

U.S. government and federal agency obligations [1]	$111,765	$96,350
% of total assets	12.0%	10.6%
Other sovereign obligations [2]	$44,126	$40,379
% of total assets	4.7%	4.4%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

2.	Principally consisting of securities issued by the governments of the United Kingdom, Japan and Germany as of March 2011, and the United Kingdom, Japan and France as of December 2010.

The table below presents collateral posted to the firm by counterparties to resale agreements and securities borrowed transactions (including those in “Cash and securities segregated for regulatory and other purposes”). See Note 9 for further information about collateralized agreements and financings.

	As of
	March	December
in millions	2011	2010

U.S. government and federal agency obligations	$114,644	$121,366
Other sovereign obligations [1]	82,701	73,357

1.	Principally consisting of securities issued by the governments of France and Germany.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 27.  Legal Proceedings

The firm is involved in a number of judicial, regulatory and arbitration proceedings (including those described below) concerning matters arising in connection with the conduct of the firm’s businesses. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.

With respect to matters described below, management has estimated the upper end of the range of reasonably possible loss as being equal to (i) the amount of money damages claimed, where applicable, (ii) the amount of securities that the firm sold in cases involving underwritings where the firm is being sued by purchasers and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) in cases where the purchasers are demanding that the firm repurchase securities, the price that purchasers paid for the securities less the estimated value, if any, as of March 2011 of the relevant securities. As of March 2011, the firm has estimated the aggregate amount of reasonably possible losses for these matters to be approximately $2.7 billion.

Under ASC 450 an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the firm is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the firm believes the risk of loss is more than slight. The amounts reserved against such matters are not significant as compared to the upper end of the range of reasonably possible loss.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

GS&Co. is among numerous underwriting firms named as defendants in a number of complaints filed commencing October 3, 2007, in the U.S. District Court for the Western District of Washington alleging violations of Section 16 of the Exchange Act in connection with offerings of securities for 15 issuers during 1999 and 2000. The complaints generally assert that the underwriters, together with each issuer’s directors, officers and principal shareholders, entered into purported agreements to tie allocations in the offerings to increased brokerage commissions and aftermarket purchase orders. The complaints further allege that, based upon these and other purported agreements, the underwriters violated the reporting provisions of, and are subject to short-swing profit recovery under, Section 16 of the Exchange Act. The district court granted defendants’ motions to dismiss by a decision dated March 12, 2009. On December 2, 2010, the appellate court affirmed in part and reversed in part, upholding the dismissal of seven of the actions in which GS&Co. is a defendant but remanding the remaining eight actions in which GS&Co. is a defendant for consideration of other bases for dismissal. On December 16, 2010, the underwriters and the plaintiff filed petitions for rehearing and/or rehearing en banc, which were denied on January 18, 2011. The issuance of the mandate has been stayed to permit the parties to seek Supreme Court review, and both plaintiffs and defendants have sought such review.

GS&Co. has been named as a defendant in an action commenced on May 15, 2002 in New York Supreme Court, New York County, by an official committee of unsecured creditors on behalf of eToys, Inc., alleging that the firm intentionally underpriced eToys, Inc.’s initial public offering. The action seeks, among other things, unspecified compensatory damages resulting from the alleged lower amount of offering proceeds. On appeal from rulings on GS&Co.’s motion to dismiss, the New York Court of Appeals dismissed claims for breach of contract, professional malpractice and unjust enrichment, but permitted claims for breach of fiduciary duty and fraud to continue. On remand to the lower court, GS&Co. moved to dismiss the surviving claims or, in the alternative, for summary judgment, but the motion was denied by a decision dated March 21, 2006, and the court subsequently permitted plaintiff to amend the complaint again. On November 8, 2010, GS&Co.’s motion for summary judgment was granted by the lower court; plaintiff has appealed.

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

The district court rejected the claims against GSI and ABN AMRO, but found World Online liable in an amount to be determined. On appeal, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court holding that certain of the alleged disclosure deficiencies were actionable as to GSI and ABN AMRO. On further appeal, the Netherlands Supreme Court on November 27, 2009 affirmed the rulings of the Court of Appeals, except that it found certain additional aspects of the offering materials actionable and held that GSI and ABN AMRO could potentially be held responsible for certain public statements and press releases by World Online and its former CEO. On November 18, 2010, the parties reached a settlement in principle, subject to documentation, pursuant to which GSI will contribute up to €48 million to a settlement fund. The firm has reserved the full amount of GSI’s proposed contribution to the settlement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Research Matters.  GS&Co. was one of several investment firms that were named as defendants in substantively identical purported class actions filed in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws in connection with research coverage of certain issuers and seeking compensatory damages. One such action, relating to coverage of RSL Communications, Inc., commenced on July 15, 2003. The parties entered into a settlement agreement on August 23, 2010, which has become final. Under the settlement agreement, GS&Co. paid approximately $3.38 million.

Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to research practices, including communications among research analysts, sales and trading personnel and clients. The firm is in discussions with representatives of the Massachusetts Securities Division regarding potential administrative proceedings against the firm in connection with its practices relating to such communications, and other regulators, including the SEC and FINRA, have been investigating similar matters. Goldman Sachs is cooperating with the investigations and reviews.

Adelphia Communications Fraudulent Conveyance Litigation.  GS&Co. is among numerous entities named as defendants in two adversary proceedings commenced in the U.S. Bankruptcy Court for the Southern District of New York, one on July 6, 2003 by a creditors committee, and the second on or about July 31, 2003 by an equity committee of Adelphia Communications, Inc. Those proceedings were consolidated in a single amended complaint filed by the Adelphia Recovery Trust on October 31, 2007. The complaint seeks, among other things, to recover, as fraudulent conveyances, payments made allegedly by Adelphia Communications, Inc. and its affiliates to certain brokerage firms, including approximately $62.9 million allegedly paid to GS&Co., in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia Communications, Inc. The district court assumed jurisdiction over the action and on April 8, 2011 granted GS&Co.’s motion for summary judgment. On May 6, 2011, the plaintiff filed a notice of appeal.

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

Beginning in September 2006, Group Inc. and/or GS&Co. were named as defendants in four Fannie Mae shareholder derivative actions in the U.S. District Court for the District of Columbia. The complaints generally allege that the Goldman Sachs defendants aided and abetted a breach of fiduciary duty by Fannie Mae’s directors and officers in connection with certain Fannie Mae-sponsored REMIC transactions and one of the complaints also asserts a breach of contract claim. The complaints also name as defendants certain former officers and directors of Fannie Mae as well as an outside accounting firm. The complaints seek, inter alia, unspecified damages. The Goldman Sachs defendants were dismissed without prejudice from the first filed of these actions, and the remaining claims in that action were dismissed for failure to make a demand on Fannie Mae’s board of directors. That dismissal has been affirmed on appeal. The district court dismissed the remaining three actions on July 28, 2010. The plaintiffs filed motions for reconsideration, which were denied on October 22, 2010, and have revised their notices of appeal in these actions. On January 20, 2011, the appellate court consolidated all actions on appeal.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Compensation-Related Litigation. On January 17, 2008, Group Inc., its Board, executive officers and members of its management committee were named as defendants in a purported shareholder derivative action in the U.S. District Court for the Eastern District of New York predicting that the firm’s 2008 Proxy Statement would violate the federal securities laws by undervaluing certain stock option awards and alleging that senior management received excessive compensation for 2007. The complaint seeks, among other things, an equitable accounting for the allegedly excessive compensation. Plaintiff’s motion for a preliminary injunction to prevent the 2008 Proxy Statement from using options valuations that the plaintiff alleges are incorrect and to require the amendment of SEC Form 4s filed by certain of the executive officers named in the complaint to reflect the stock option valuations alleged by the plaintiff was denied, and plaintiff’s appeal from this denial was dismissed. On February 13, 2009, the plaintiff filed an amended complaint, which added purported direct (i.e., non-derivative) claims based on substantially the same theory. The plaintiff filed a further amended complaint on March 24, 2010, and the defendants’ motion to dismiss this further amended complaint was granted on September 30, 2010. On October 22, 2010, the plaintiff filed a notice of appeal from the dismissal of his complaint.

On March 24, 2009, the same plaintiff filed an action in New York Supreme Court, New York County against Group Inc., its directors and certain senior executives alleging violation of Delaware statutory and common law in connection with substantively similar allegations regarding stock option awards. On January 7, 2011, the plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on March 4, 2011.

Purported shareholder derivative actions have been commenced in New York Supreme Court, New York County and the Delaware Court of Chancery beginning on December 14, 2009, alleging that the Board breached its fiduciary duties in connection with setting compensation levels for the year 2009 and that such levels are excessive. The complaints name as defendants Group Inc., the Board and certain senior executives. The complaints seek, inter alia, unspecified damages, restitution of certain compensation paid, and an order requiring the firm to adopt corporate reforms. In the actions in New York state court, on April 8, 2010, the plaintiffs filed a motion indicating that they no longer intend to pursue their claims but are seeking an award of attorney’s fees in connection with bringing the suit, which the defendants have opposed. In the actions brought in the Delaware Court of Chancery, the defendants moved to dismiss on March 9, 2010, and the plaintiffs amended their complaint on April 28, 2010 to include, among other things, the allegations included in the SEC’s action described in the “Mortgage-Related Matters” section below. The defendants moved to dismiss this amended complaint on May 12, 2010. In lieu of responding to defendants’ motion, plaintiffs moved on December 8, 2010 for permission to file a further amended complaint, which the defendants had opposed. The court granted plaintiffs’ motion to amend on January 19, 2011, and the defendants moved to dismiss the second amended complaint on February 4, 2011.

Group Inc. and certain of its affiliates are subject to a number of investigations and reviews from various governmental agencies and self-regulatory organizations regarding the firm’s compensation processes. The firm is cooperating with the investigations and reviews.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Mortgage-Related Matters.  On April 16, 2010, the SEC brought an action (SEC Action) under the U.S. federal securities laws in the U.S. District Court for the Southern District of New York against GS&Co. and Fabrice Tourre, one of its employees, in connection with a CDO offering made in early 2007 (ABACUS 2007-AC1 transaction), alleging that the defendants made materially false and misleading statements to investors and seeking, among other things, unspecified monetary penalties. Investigations of GS&Co. by FINRA and of GSI by the FSA were subsequently initiated, and Group Inc. and certain of its affiliates have received subpoenas and requests for information from other regulators, regarding CDO offerings, including the ABACUS 2007-AC1 transaction, and related matters.

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

On January 6, 2011, ACA Financial Guaranty Corp. filed an action against GS&Co. in respect of the ABACUS 2007-AC1 transaction in New York Supreme Court, New York County. The complaint includes allegations of fraudulent inducement, fraudulent concealment and unjust enrichment and seeks at least $30 million in compensatory damages, at least $90 million in punitive damages and unspecified disgorgement. On March 8, 2011, GS&Co. filed a motion to compel arbitration and/or to dismiss the complaint. On April 25, 2011, the plaintiff filed an amended complaint.

Since April 22, 2010, a number of putative shareholder derivative actions have been filed in New York Supreme Court, New York County, and the U.S. District Court for the Southern District of New York against Group Inc., the Board and certain officers and employees of Group Inc. and its affiliates in connection with mortgage-related matters between 2004 and 2007, including the ABACUS 2007-AC1 transaction and other CDO offerings. These derivative complaints generally include allegations of breach of fiduciary duty, corporate waste, abuse of control, mismanagement, unjust enrichment, misappropriation of information, securities fraud and insider trading, and challenge the accuracy and adequacy of Group Inc.’s disclosure. These derivative complaints seek, among other things, declaratory relief, unspecified compensatory damages, restitution and certain corporate governance reforms. The New York Supreme Court has consolidated the two actions pending in that court. The federal court cases have also been consolidated. In addition, as described in the “Compensation-Related Litigation” section above, the plaintiffs in the compensation-related Delaware Court of Chancery actions have amended their complaint to assert, among other things, allegations similar to those in the derivative claims referred to above, the defendants moved to dismiss this amended complaint, the plaintiffs amended the complaint further and the defendants moved to dismiss the second amended complaint on February 4, 2011.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Since April 23, 2010, the Board has received letters from shareholders demanding that the Board take action to address alleged misconduct by GS&Co., the Board and certain officers and employees of Group Inc. and its affiliates. The demands generally allege misconduct in connection with the ABACUS 2007-AC1 transaction, the alleged failure by Group Inc. to adequately disclose the SEC investigation that led to the SEC Action, and Group Inc.’s 2009 compensation practices. The demands include a letter from a Group Inc. shareholder, which previously made a demand that the Board investigate and take action in connection with auction products matters, and expanded its demand to address the foregoing matters. The Board previously rejected the demands relating to auction products matters.

In addition, beginning April 26, 2010, a number of purported securities law class actions have been filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market and the SEC investigation that led to the SEC Action. The purported class action complaints, which name as defendants Group Inc. and certain officers and employees of Group Inc. and its affiliates, have been consolidated, generally allege violations of Sections 10(b) and 20(a) of the Exchange Act and seek unspecified damages.

GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or recessionary damages. On January 28, 2010, the defendants’ motion to dismiss the second amended complaint was granted with leave to replead certain claims. On March 31, 2010, the plaintiff filed a third amended complaint relating to two offerings, which the defendants moved to dismiss on June 22, 2010. This motion to dismiss was denied as to the plaintiff’s Section 12(a)(2) claims and granted as to the plaintiff’s Section 11 claims, and the plaintiff’s motion for reconsideration was denied on November 17, 2010. The plaintiff filed a motion for entry of final judgment or certification of an interlocutory appeal as to plaintiff’s Section 11 claims, which was denied on January 11, 2011. The plaintiff then filed a motion for leave to amend to reinstate the damages claims based on allegations that it had now sold its securities, which was denied on March 3, 2011. On May 5, 2011, the court granted plaintiff’s motion for entry of a final judgment dismissing all its claims. Plaintiff has stated that it will appeal. On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to an additional offering pursuant to the 2007 registration statement. The defendants moved to dismiss this separate action on November 1, 2010. These trusts issued, and GS&Co. underwrote, approximately $785 million principal amount of certificates to all purchasers in the offerings at issue in the complaint (excluding those offerings for which the claims have been dismissed).

Group Inc., GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. are among the defendants in a separate putative class action commenced on February 6, 2009 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2006. The other defendants include three current or former Goldman Sachs employees and various rating agencies. The second amended complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory and rescissionary damages. Defendants moved to dismiss the second amended complaint. On January 12, 2011, the district court granted the motion to dismiss with respect to offerings in which plaintiff had not purchased securities, but denied the motion to dismiss with respect to a single offering in which the plaintiff allegedly purchased securities. These trusts issued, and GS&Co. underwrote, approximately $698 million principal amount of certificates to all purchasers in the offerings at issue in the complaint (excluding those offerings for which the claims have been dismissed).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On September 30, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). The complaint, which was amended on February 4, 2011, asserts federal securities law and common law claims, and seeks unspecified compensatory, punitive and other damages. The defendants moved to dismiss on April 5, 2011.

Various alleged purchasers of, and counterparties involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including the Federal Home Loan Banks of Seattle, Chicago, Indianapolis and Boston, the Charles Schwab Corporation, Cambridge Place Investment Management Inc., Heungkuk Life Insurance Co. Limited, Basis Yield Alpha Fund (Master), Landesbank Baden-Württemberg and Massachusetts Mutual Life Insurance Company, among others) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material facts and material omissions and generally seeking rescission and damages. Certain of these complaints also name other firms as defendants. Additionally, the National Credit Union Administration (NCUA) has stated that it intends to pursue similar claims on behalf of certain credit unions for which it acts as conservator, and the firm and the NCUA have entered into an agreement tolling the relevant statutes of limitation. A number of other entities have threatened to assert claims against the firm in connection with various mortgage-related offerings, and the firm has entered into agreements with a number of these entities to toll the relevant statute of limitations. The firm estimates, based on currently available information, that the aggregate cumulative losses experienced by the plaintiffs with respect to the securities at issue in active cases brought against the firm where purchasers are seeking rescission of mortgage-related securities was approximately $514 million as of March 2011. This amount was calculated as the aggregate amount by which the initial purchase price for the securities allegedly purchased by the plaintiffs exceeds the estimated March 2011 value of those securities. This estimate does not include the potential NCUA claims or any claims by other purchasers in the same or other mortgage-related offerings that have not actually brought claims against the firm.

The firm has also received subpoenas and requests for information from regulators relating to the mortgage-related securitization process, subprime mortgages, CDOs, synthetic mortgage-related products, particular transactions, and servicing and foreclosure activities, and is cooperating with these regulators.

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

GS&Co., along with numerous other financial institutions, was a defendant in an action brought by the City of Cleveland alleging that the defendants’ activities in connection with securitizations of subprime mortgages created a “public nuisance” in Cleveland. The complaint sought, among other things, unspecified compensatory damages. The U.S. District Court for the Northern District of Ohio granted defendants’ motion to dismiss by a decision dated May 15, 2009. The appellate court affirmed the dismissal by a decision dated July 27, 2010 and, on October 14, 2010, denied the City’s petition for rehearing en banc. The City filed a petition for writ of certiorari with the U.S. Supreme Court, which was denied on March 21, 2011.

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

Private Equity-Sponsored Acquisitions Litigation.  Group Inc. and “GS Capital Partners” are among numerous private equity firms and investment banks named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. As amended, the complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the U.S. Sherman Antitrust Act and common law. The complaint seeks, among other things, treble damages in an unspecified amount. Defendants moved to dismiss on August 27, 2008. The district court dismissed claims relating to certain transactions that were the subject of releases as part of the settlement of shareholder actions challenging such transactions, and by an order dated December 15, 2008 otherwise denied the motion to dismiss. On April 26, 2010, the plaintiffs moved for leave to proceed with a second phase of discovery encompassing additional transactions. On August 18, 2010, the court permitted discovery on eight additional transactions, and the plaintiffs filed a fourth amended complaint on October 7, 2010. The defendants filed a motion to dismiss certain aspects of the fourth amended complaint on October 21, 2010, and the court granted that motion on January 13, 2011. On January 21, 2011, certain defendants, including Group Inc., filed a motion to dismiss another claim of the fourth amended complaint on the grounds that the transaction was the subject of a release as part of the settlement of a shareholder action challenging the transaction. The court granted that motion on March 1, 2011.

Washington Mutual Securities Litigation.  GS&Co. is among numerous underwriters named as defendants in a putative securities class action amended complaint filed on August 5, 2008 in the U.S. District Court for the Western District of Washington. As to the underwriters, plaintiffs allege that the offering documents in connection with various securities offerings by Washington Mutual, Inc. failed to describe accurately the company’s exposure to mortgage-related activities in violation of the disclosure requirements of the federal securities laws. The defendants include past and present directors and officers of Washington Mutual, the company’s former outside auditors, and numerous underwriters. By a decision dated October 27, 2009, the federal district court granted and denied in part the underwriters’ motion to dismiss the plaintiffs’ amended complaint. On October 12, 2010, the court granted class certification (except as to one transaction). On December 1, 2010, the defendants moved for partial judgment on the pleadings as to two of the offerings. By a decision dated January 28, 2011, the district court denied the defendants’ motion for partial judgment on the pleadings. On March 30, 2011, the parties reached a settlement in principle, subject to negotiation of definitive documentation and court approval, pursuant to which GS&Co. would contribute to a settlement fund. The firm has reserved the full amount of GS&Co.’s proposed contribution to the settlement.

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

Employment-Related Matters.  On May 27, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by several contingent technology workers who were employees of third-party vendors. The plaintiffs are seeking overtime pay for alleged hours worked in excess of 40 per work week. The complaint alleges that the plaintiffs were de facto employees of GS&Co. and that GS&Co. is responsible for the overtime pay under federal and state overtime laws. The complaint seeks class action status and unspecified damages. On March 21, 2011, the parties reached a settlement in principle, subject to negotiation of definitive documentation and court approval. The firm has reserved the full amount of the proposed settlement.

On September 15, 2010, a putative class action was filed in the U.S. District for the Southern District of New York by three former female employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. On November 22, 2010, Group Inc. and GS&Co. filed a motion to stay the claims of one of the named plaintiffs and to compel individual arbitration with that individual, based on an arbitration provision contained in an employment agreement between Group Inc. and the individual. On April 28, 2011, the magistrate judge to whom the district judge assigned the motion denied the motion.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Sales, Trading and Clearance Practices.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to the sales, trading and clearance of corporate and government securities and other financial products, including compliance with the SEC’s short sale rule, algorithmic and quantitative trading, futures trading, securities lending practices, trading and clearance of credit derivative instruments, commodities trading, private placement practices and the effectiveness of insider trading controls and internal information barriers.

The European Commission announced in April 2011 that it is initiating proceedings to investigate further numerous financial services companies, including Group Inc., in connection with the supply of data related to credit default swaps and in connection with fee arrangements for clearing of credit default swaps, including potential anti-competitive practices. The U.S. Department of Justice (DOJ) has been investigating similar matters.

The CFTC has been investigating the role of GSEC as the clearing broker for an SEC-registered broker-dealer client. The CFTC staff has orally advised GSEC that it intends to recommend that the CFTC bring aiding and abetting, civil fraud and supervision-related charges against GSEC arising from its provision of clearing services to this broker-dealer client based on allegations that GSEC knew or should have known that the client’s subaccounts maintained at GSEC were actually accounts belonging to customers of the broker-dealer client and not the client’s proprietary accounts.

Goldman Sachs is cooperating with the investigations and reviews.

Municipal Securities Matters.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to transactions involving municipal securities, including wall-cross procedures and conflict of interest disclosure with respect to state and municipal clients, the trading and structuring of municipal derivative instruments in connection with municipal offerings, political contribution rules, underwriting of Build America Bonds and the possible impact of credit default swap transactions on municipal issuers. Goldman Sachs is cooperating with the investigations and reviews.

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

Financial Crisis-Related Matters.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations and litigation relating to the 2008 financial crisis, including the establishment and unwind of credit default swaps between Goldman Sachs and American International Group, Inc. (AIG) and other transactions with, and in the securities of, AIG, The Bear Stearns Companies Inc., Lehman Brothers Holdings Inc. and other firms. Goldman Sachs is cooperating with the investigations and reviews.

In April 2011, a Staff Report of the Senate Permanent Subcommittee on Investigations concerning the key causes of the financial crisis was issued. Using Goldman Sachs and another financial institution as case studies with respect to the role of investment banks, the report recommended, among other things, that Federal regulators review the mortgage-related activities described therein. Press reports have indicated that the Subcommittee has referred the report to the DOJ and the SEC for review, and that those regulators are reviewing the report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2011, the related condensed consolidated statements of earnings for the three months ended March 31, 2011 and March 31, 2010, the condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2011, the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and March 31, 2010, and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2011 and March 31, 2010. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2010, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein), and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2010 and the condensed consolidated statement of changes in shareholders’ equity for the year ended December 31, 2010, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York
May 9, 2011

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Shareholders’ Equity
The table below presents a summary of consolidated average balances and interest rates.

	Three Months Ended March
	2011			2010
			Average			Average
	Average		rate	Average		rate
in millions, except rates	balance	Interest	(annualized)	balance	Interest	(annualized)

Assets
Deposits with banks	$ 34,094	$29	0.34%	$ 25,706	$15	0.24%
U.S.	29,814	22	0.30	19,941	11	0.22
Non-U.S.	4,280	7	0.66	5,765	4	0.28
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	345,021	169	0.20	352,607	79	0.09
U.S.	225,247	—	—	242,394	(27)	(0.05)
Non-U.S.	119,774	169	0.57	110,213	106	0.39
Financial instruments owned, at fair value [1,2]	284,548	2,515	3.58	270,056	2,621	3.94
U.S.	184,064	1,814	4.00	186,455	1,964	4.27
Non-U.S.	100,484	701	2.83	83,601	657	3.19
Other interest-earning assets [3]	137,437	394	1.16	108,298	286	1.07
U.S.	94,839	203	0.87	75,028	146	0.79
Non-U.S.	42,598	191	1.82	33,270	140	1.71

Total interest-earning assets	801,100	3,107	1.57	756,667	3,001	1.61
Cash and due from banks	4,134			2,690
Other non-interest-earning assets [2]	112,904			109,130

Total Assets	$918,138			$868,487

Liabilities
Interest-bearing deposits	$ 38,775	$72	0.75%	$ 39,026	$68	0.71%
U.S.	32,652	65	0.81	32,336	63	0.79
Non-U.S.	6,123	7	0.46	6,690	5	0.30
Securities loaned and securities sold under agreements to repurchase, at fair value	169,094	201	0.48	149,691	136	0.37
U.S.	110,953	87	0.32	107,259	55	0.21
Non-U.S.	58,141	114	0.80	42,432	81	0.77
Financial instruments sold, but not yet purchased [1,2]	95,388	496	2.11	83,875	495	2.39
U.S.	49,231	223	1.84	45,440	229	2.04
Non-U.S.	46,157	273	2.40	38,435	266	2.81
Commercial paper	1,444	1	0.18	1,693	1	0.26
U.S.	51	—	0.16	322	—	0.10
Non-U.S.	1,393	1	0.18	1,371	1	0.30
Other borrowings [4,5]	69,915	128	0.74	49,261	117	0.96
U.S.	45,418	120	1.07	29,520	98	1.35
Non-U.S.	24,497	8	0.13	19,741	19	0.39
Long-term borrowings 5, [6]	185,509	786	1.72	193,471	746	1.56
U.S.	179,082	734	1.66	182,695	679	1.51
Non-U.S.	6,427	52	3.28	10,776	67	2.52
Other interest-bearing liabilities [7]	194,388	65	0.14	189,072	20	0.04
U.S.	143,293	(54)	(0.15)	143,894	(84)	(0.24)
Non-U.S.	51,095	119	0.94	45,178	104	0.93

Total interest-bearing liabilities	754,513	1,749	0.94	706,089	1,583	0.91
Non-interest-bearing deposits	119			239
Other non-interest-bearing liabilities [2]	87,454			89,727

Total liabilities	842,086			796,055
Shareholders’ equity
Preferred stock	5,993			6,957
Common stock	70,059			65,475

Total shareholders’ equity	76,052			72,432
Total liabilities, preferred stock and shareholders’ equity	$918,138			$868,487

Interest rate spread			0.63%			0.70%
Net interest income and net yield on interest-earning assets		$1,358	0.69		$1,418	0.76
U.S.		864	0.66		1,054	0.82
Non-U.S.		494	0.75		364	0.63
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]
Assets			33.35%			30.77%
Liabilities			25.69			23.31

STATISTICAL DISCLOSURES

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

5.	Interest rates include the effects of interest rate swaps accounted for as hedges.

6.	Consists of long-term other secured financings and unsecured long-term borrowings.

7.	Primarily consists of certain payables to customers and counterparties.

8.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

STATISTICAL DISCLOSURES

Ratios
The table below presents selected financial ratios.

	Three Months
	Ended March
	2011		2010

Annualized net earnings to average assets	1.2%		1.6%
Annualized return on average common shareholders’ equity [1]	12.2	[3]	20.1
Annualized return on average total shareholders’ equity [2]	14.4		19.1
Total average equity to average assets	8.3		8.3

1.	Based on net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on net earnings divided by average monthly total shareholders’ equity.

3.	The $1.64 billion Series G Preferred Stock dividend was not annualized in the calculation of annualized net earnings applicable to common shareholders since it has no impact on other quarters in the year.

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

	As of March 2011
in millions	Banks	Governments	Other	Total

Country
United Kingdom	$5,319	$2,800	$34,083	$42,202
Japan	31,897	223	6,387	38,507
Cayman Islands	13	66	38,175	38,254
France	27,307	5,791	5,044	38,142
Germany	3,663	11,582	3,371	18,616
China	11,833	1,432	3,858	17,123
Switzerland	2,541	110	6,479	9,130
Ireland	562	22	7,755	8,339

	As of December 2010
in millions	Banks	Governments	Other	Total

Country
France	$29,380	$7,369	$4,326	$41,075
United Kingdom	5,630	4,833	26,516	36,979
Cayman Islands	7	—	35,949	35,956
Japan	28,579	49	4,936	33,564
Germany	3,897	15,791	2,186	21,874
China	10,724	700	2,705	14,129
Switzerland	2,464	150	6,875	9,489

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

We report our activities in the following four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. See “Results of Operations” below for further information about our business segments.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. References to “our Annual Report on Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2010.

When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean Group Inc., a Delaware corporation, and its consolidated subsidiaries.

References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. All references to March 2011 and March 2010, unless specifically stated otherwise, refer to our periods ended, or the dates, as the context requires, March 31, 2011 and March 31, 2010, respectively. All references to December 2010, unless specifically stated otherwise, refer to the date December 31, 2010. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Our diluted earnings per common share were $1.56 for the first quarter of 2011 compared with $5.59 for the first quarter of 2010. Annualized return on average common shareholders’ equity (ROE) 1 was 12.2% for the first quarter of 2011. During the quarter we gave notice of redemption for the 50,000 shares of our 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock) held by Berkshire Hathaway Inc. and certain of its subsidiaries (collectively, Berkshire Hathaway) and we redeemed this preferred stock on April 18, 2011. The redemption included a preferred dividend of $1.64 billion, which was included in our results for the first quarter of 2011. Excluding the impact of this preferred dividend, diluted earnings per common share were $4.38 2 and annualized ROE was 14.5% 2 for the first quarter of 2011.

Despite the impact of the preferred dividend of $1.64 billion related to the redemption of our Series G Preferred Stock, both book value per common share and tangible book value per common share 3 increased slightly during the quarter to $129.40 and $119.63, respectively. Excluding the impact of this preferred dividend, both book value per common share and tangible book value per common share 3 increased approximately 3% 3 during the quarter. Under Basel 1, our Tier 1 capital ratio 4 was 14.6% as of March 2011, compared with 16.0% as of December 2010. Substantially all of the decrease in our Tier 1 capital ratio reflected the impact of the redemption of our Series G Preferred Stock. Our Tier 1 common ratio 4 was 12.8% as of March 2011, compared with 13.3% as of December 2010.

The firm generated net revenues of $11.89 billion and net earnings of $2.74 billion for the first quarter of 2011. These results reflected solid, but significantly lower, net revenues in Institutional Client Services compared with a strong first quarter of 2010. This decrease was partially offset by significantly higher net revenues in Investing & Lending, as well as higher net revenues in both Investment Management and Investment Banking compared with the first quarter of 2010. The results for each of our business segments are discussed below.

1. See “Results of Operations — Financial Overview” below for further information about our calculation of ROE.
2. We believe that presenting our results excluding the impact of the $1.64 billion preferred dividend related to the redemption of our Series G Preferred Stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) is meaningful because it increases the comparability of period-to-period results. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share and ROE excluding the impact of this dividend.
3. We believe that tangible common shareholders’ equity and tangible book value per common share are meaningful because they are measures that we and investors use to assess capital adequacy. In addition, we believe that presenting the change in book value and tangible book value per common share excluding the impact of the $1.64 billion Series G Preferred Stock dividend provides a meaningful period-to-period comparison of these measures. See “Equity Capital — Other Capital Metrics” below for further information about our calculation of tangible book value per common share, and book value and tangible book value per common share excluding the impact of this dividend.
4. See “Equity Capital — Consolidated Regulatory Capital Ratios” below for further information about our Tier 1 capital ratio and Tier 1 common ratio.

Institutional Client Services
The decrease in Institutional Client Services primarily reflected significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution compared with a particularly strong first quarter of 2010. Client activity levels in Fixed Income, Currency and Commodities Client Execution improved during the first quarter of 2011, resulting in solid performances in credit products, interest rate products, currencies and mortgages, although net revenues in each were lower compared with the first quarter of 2010. Net revenues in commodities were also solid and were higher compared with the same prior year period.

Net revenues in Equities also declined compared with the first quarter of 2010, reflecting lower net revenues in equities client execution. The decline in equities client execution compared with the first quarter of 2010 reflected lower net revenues in derivatives and shares. This decrease was partially offset by higher commissions and fees, reflecting higher transaction volumes. Securities services net revenues were essentially unchanged compared with the first quarter of 2010. During the first quarter of 2011, Equities operated in an environment generally characterized by an increase in global equity prices and slightly lower average volatility levels.

Investing & Lending
Net revenues in Investing & Lending generally reflected an increase in global equity prices and favorable credit markets during the quarter. These results primarily included a gain of $316 million from our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), net gains of $1.05 billion from equity securities (excluding ICBC), and net gains and net interest of $1.02 billion from debt securities and loans.

Investment Management
The increase in Investment Management was primarily due to an increase in management and other fees, reflecting favorable changes in the mix of assets under management, as well as higher incentive fees. Assets under management were $840 billion as of March 2011, unchanged compared with the end of 2010, reflecting net market appreciation of $12 billion, offset by net outflows in money market and fixed income assets of $12 billion.

Investment Banking
The increase in Investment Banking reflected higher net revenues in our Underwriting business, partially offset by lower net revenues in Financial Advisory. The increase in Underwriting reflected strong net revenues in debt underwriting, which were significantly higher compared with the first quarter of 2010, as well as higher net revenues in equity underwriting. The increase in both debt and equity underwriting primarily reflected an increase in client activity.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and other factors. For a further discussion of the factors that may affect our future operating results, see “Certain Risk Factors That May Affect Our Businesses” below, as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Business Environment

Global
The global economy grew at a solid pace during the first quarter of 2011, as real gross domestic product (GDP) increased in most economies. However, certain unfavorable market conditions that emerged in 2010 continued during the quarter, including concerns about European sovereign debt risk and uncertainty regarding financial regulatory reform. Additional concerns that affected our businesses during the quarter included political unrest in the Middle East, the earthquake and tsunami in Japan and inflation in emerging markets. Although equity markets were volatile near the end of the quarter, global equity prices generally increased and average volatility levels for the first quarter declined slightly. The price of crude oil increased significantly during the quarter. The U.S. dollar depreciated against the Euro and the British pound, but appreciated slightly against the Japanese yen. Industry-wide announced and completed mergers and acquisitions volumes and debt offerings volumes increased during the quarter. However, equity and equity-related offerings volumes decreased significantly, particularly in initial public offerings.

United States
In the United States, real GDP increased during the first quarter, although at a slower pace than in the fourth quarter of 2010. Unemployment levels declined during the quarter, although the rate of unemployment remained elevated, and industrial production increased. Measures of core inflation increased during the quarter from low levels. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% and continued quantitative easing measures, including the purchase of significant amounts of U.S. Treasury debt. The 10-year U.S. Treasury note yield ended the quarter at 3.47%, 17 basis points higher than the end of 2010. In equity markets, the Dow Jones Industrial Average increased by 6% and the S&P 500 Index and the NASDAQ Composite Index each increased by 5% during the quarter.

Europe
In the Eurozone economies, real GDP growth appeared to accelerate during the first quarter, reflecting strong growth in Germany. In addition, surveys of business confidence improved during the quarter. However, concerns about fiscal challenges in several Eurozone economies persisted through the quarter, weighing on economic growth in these economies. Measures of core inflation increased during the first quarter. The European Central Bank maintained its main refinancing operations rate at 1.00% during the quarter, although markets reflected expectations of an increase in the rate. The Euro appreciated by 6% against the U.S. dollar. In the United Kingdom, real GDP increased during the first quarter, following a decline in the fourth quarter of 2010. The Bank of England maintained its official bank rate at 0.50% and the British pound appreciated by 3% against the U.S. dollar. Long-term government bond yields in the Eurozone and the U.K. increased during the first quarter. Equity markets in continental Europe generally increased during the quarter, while equity markets in the U.K. were essentially unchanged.

Asia
In Japan, real GDP appeared to increase early in the quarter; however, the extent of the impact of the earthquake and tsunami on economic growth for the first quarter remains uncertain. Measures of core inflation remained negative during the quarter. The Bank of Japan left its target overnight call rate unchanged at a range of zero to 0.10%. In addition, The Bank of Japan expanded its liquidity and asset purchase program significantly during the quarter in order to promote economic stability following the earthquake and tsunami. The yield on 10-year Japanese government bonds increased during the quarter. The Japanese yen depreciated by 2% against the U.S. dollar and the Nikkei 225 Index ended the quarter 5% lower. In China, real GDP growth remained strong during the first quarter, although the pace of growth moderated compared with the fourth quarter of 2010. Measures of inflation remained elevated during the quarter. The People’s Bank of China increased the reserve requirement ratio by 150 basis points during the quarter. The Chinese yuan appreciated slightly against the U.S. dollar and the Shanghai Composite Index increased by 4% during the quarter. Equity markets in Hong Kong and South Korea also increased during the quarter. In India, economic growth appeared to remain strong, supported by continued strength in domestic demand. In addition, measures of inflation remained elevated. The Indian rupee was essentially unchanged against the U.S. dollar and equity markets in India declined.

Critical Accounting Policies

Fair Value

Fair Value Hierarchy.  Financial instruments owned, at fair value and Financial instruments sold, but not yet purchased, at fair value (i.e., inventory), as well as certain other financial assets and financial liabilities, are reflected in our condensed consolidated statements of financial condition at fair value (i.e., marked-to-market), with related gains or losses generally recognized in our condensed consolidated statements of earnings. The use of fair value to measure financial instruments is fundamental to our risk management practices and is our most critical accounting policy.

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

See Notes 5 through 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about fair value measurements.

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

Total level 3 assets were $45.84 billion and $45.38 billion as of March 2011 and December 2010, respectively. The increase in level 3 assets during the first quarter of 2011 primarily reflected (i) an increase in private equity investments and real estate investments principally due to transfers from level 2 and (ii) an increase in corporate debt securities principally due to purchases. This increase was partially offset by a decrease in derivatives primarily due to settlements and unrealized losses.

See Notes 5 through 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about fair value measurements.

	As of March 2011			As of December 2010
	Total at	Level 3		Total at	Level 3
in millions	Fair Value	Total		Fair Value	Total

Commercial paper, certificates of deposit, time deposits and other money market instruments	$13,100	$—		$11,262	$—
U.S. government and federal agency obligations	100,222	—		84,928	—
Non-U.S. government obligations	44,540	—		40,675	—
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	5,912	2,521		6,200	2,819
Loans and securities backed by residential real estate	8,426	2,636		9,404	2,373
Loan portfolios [1]	1,314	1,312		1,438	1,285
Bank loans and bridge loans	18,063	9,929	[2]	18,039	9,905	[2]
Corporate debt securities	26,515	3,138		24,719	2,737
State and municipal obligations	2,718	742		2,792	754
Other debt obligations	3,599	1,483		3,232	1,274
Equities and convertible debentures	75,343	11,765		67,833	11,060
Commodities	5,911	—		13,138	—

Total cash instruments	305,663	33,526		283,660	32,207
Derivatives	69,143	11,837		73,293	12,772

Financial instruments owned, at fair value	374,806	45,363		356,953	44,979
Securities segregated for regulatory and other purposes	34,325	—		36,182	—
Securities purchased under agreements to resell	162,094	158		188,355	100
Securities borrowed	62,236	—		48,822	—
Receivables from customers and counterparties	8,095	322		7,202	298

Total	$641,556	$45,843		$637,514	$45,377

1.	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate.

2.	Includes certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

Goodwill and Identifiable Intangible Assets
Goodwill.  Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. We test the goodwill in each of our reporting units for impairment at least annually, by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value based on valuation techniques we believe market participants would use (i.e., observable price-to-earnings multiples and price-to-book multiples). We derive the net book value by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. Estimating the fair value of our reporting units requires management to make judgments. Critical inputs include (i) projected earnings, (ii) estimated long-term growth rates and (iii) cost of equity. Our last annual impairment test was performed during our 2010 fourth quarter and no impairment was identified. See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for the carrying value of our goodwill by operating segment.

Identifiable Intangible Assets.  We amortize our identifiable intangible assets over their estimated lives or, in the case of insurance contracts, in proportion to estimated gross profits or premium revenues. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable.

An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for the carrying value and estimated remaining lives of our identifiable intangible assets by major asset class and the carrying value of our identifiable intangible assets by operating segment.

A prolonged period of market weakness could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including (i) decreases in revenues from commodity-related customer contracts and relationships, (ii) decreases in cash receipts from television broadcast royalties, (iii) an adverse action or assessment by a regulator or (iv) adverse actual experience on the contracts in our variable annuity and life insurance business. Management judgment is required to evaluate whether indications of potential impairment have occurred, and to test intangibles for impairment if required.

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

A substantial portion of our compensation and benefits represents discretionary compensation, which is finalized at year-end. We believe the most appropriate way to allocate estimated annual discretionary compensation among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment. See “Results of Operations — Financial Overview — Operating Expenses” below for information regarding our ratio of compensation and benefits to net revenues.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. In accounting for income taxes, we estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under ASC 740. See Note 24 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about accounting for income taxes.

Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. See Notes 18 and 27 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information on certain judicial, regulatory and legal proceedings.

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Certain Risk Factors That May Affect Our Businesses” below and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for a further discussion of the impact of economic and market conditions on our results of operations.

Financial Overview
The table below presents an overview of our financial results.

	Three Months
	Ended March
$ in millions, except per share amounts	2011	2010

Net revenues	$11,894	$12,775
Pre-tax earnings	4,040	5,159
Net earnings	2,735	3,456
Net earnings applicable to common shareholders	908	3,296
Diluted earnings per common share	1.56	5.59
Annualized return on average common shareholders’ equity [1]	12.2%	20.1%
Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend [2]	$4.38	N/A
Annualized return on average common shareholders’ equity, excluding the impact of the Series G Preferred Stock dividend [2]	14.5%	N/A

1.	Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The impact of the $1.64 billion Series G Preferred Stock dividend was not annualized in the calculation of annualized net earnings applicable to common shareholders as this amount has no impact on other quarters in the year. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months
	Ended March
in millions	2011	2010

Total shareholders’ equity	$76,052	$72,432
Preferred stock	(5,993)	(6,957)

Common shareholders’ equity	$70,059	$65,475

2.	We believe that presenting our results excluding the impact of the $1.64 billion preferred dividend related to the redemption of our Series G Preferred Stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) is meaningful because it increases the comparability of period-to-period results. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of this dividend.

Three Months Ended
in millions, except per share amount	March 2011

Net earnings applicable to common shareholders	$908
Impact of the Series G Preferred Stock dividend	1,643

Net earnings applicable to common shareholders, excluding the impact of the Series G Preferred Stock dividend	2,551
Divided by: average diluted common shares outstanding	583.0

Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend	$4.38

Average for the
Three Months Ended
in millions	March 2011

Total shareholders’ equity	$76,052
Preferred stock	(5,993)

Common shareholders’ equity	70,059
Impact of the Series G Preferred Stock dividend	411

Common shareholders’ equity, excluding the impact of the Series G Preferred Stock dividend	$70,470

Net Revenues
Three Months Ended March 2011 versus March 2010.  Net revenues were $11.89 billion for the first quarter of 2011, 7% lower than a particularly strong first quarter of 2010, reflecting solid, but significantly lower, net revenues in Institutional Client Services compared with a strong first quarter of 2010. This decrease was partially offset by significantly higher net revenues in Investing & Lending, as well as higher net revenues in both Investment Management and Investment Banking compared with the first quarter of 2010.

Institutional Client Services
The decrease in Institutional Client Services primarily reflected significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution compared with a particularly strong first quarter of 2010. Client activity levels in Fixed Income, Currency and Commodities Client Execution improved during the first quarter of 2011, resulting in solid performances in credit products, interest rate products, currencies and mortgages, although net revenues in each were lower compared with the first quarter of 2010. Net revenues in commodities were also solid and were higher compared with the same prior year period.

Net revenues in Equities also declined compared with the first quarter of 2010, reflecting lower net revenues in equities client execution. The decline in equities client execution compared with the first quarter of 2010 reflected lower net revenues in derivatives and shares. This decrease was partially offset by higher commissions and fees, reflecting higher transaction volumes. Securities services net revenues were essentially unchanged compared with the first quarter of 2010. During the first quarter of 2011, Equities operated in an environment generally characterized by an increase in global equity prices and slightly lower average volatility levels.

Investing & Lending
Net revenues in Investing & Lending generally reflected an increase in global equity prices and favorable credit markets during the quarter. These results primarily included a gain of $316 million from our investment in the ordinary shares of ICBC, net gains of $1.05 billion from equity securities (excluding ICBC), and net gains and net interest of $1.02 billion from debt securities and loans. In the first quarter of 2010, net revenues in Investing & Lending primarily reflected net gains and net interest of $1.13 billion from debt securities and loans, net gains of $847 million from equity securities (excluding ICBC) and a loss of $222 million from our investment in the ordinary shares of ICBC.

Investment Management
The increase in Investment Management was primarily due to an increase in management and other fees, reflecting favorable changes in the mix of assets under management, as well as higher incentive fees. Assets under management were $840 billion as of March 2011, unchanged compared with the end of 2010, reflecting net market appreciation of $12 billion, offset by net outflows in money market and fixed income assets of $12 billion.

Investment Banking
The increase in Investment Banking reflected higher net revenues in our Underwriting business, partially offset by lower net revenues in Financial Advisory. The increase in Underwriting reflected strong net revenues in debt underwriting, which were significantly higher compared with the first quarter of 2010, as well as higher net revenues in equity underwriting. The increase in both debt and equity underwriting primarily reflected an increase in client activity.

Net Interest Income
Three Months Ended March 2011 versus March 2010.  Net revenues for the first quarter of 2011 included net interest income of $1.36 billion, 4% lower than the first quarter of 2010. The decrease compared with the first quarter of 2010 was primarily due to lower average yields on financial instruments owned, at fair value and higher interest expense related to our long-term borrowings.

Operating Expenses
Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment.

The table below presents our operating expenses and total staff.

	Three Months
	Ended March
$ in millions	2011	2010

Compensation and benefits	$5,233	$5,493
Brokerage, clearing, exchange and distribution fees	620	562
Market development	179	110
Communications and technology	198	176
Depreciation and amortization	590	372
Occupancy	267	256
Professional fees	233	182
Other expenses	534	465

Total non-compensation expenses	2,621	2,123

Total operating expenses	$7,854	$7,616

Total staff at period-end [1]	35,400	33,100
Total staff at period-end including consolidated entities held for investment purposes [2]	38,300	38,500

1.	Includes employees, consultants and temporary staff.

2.	Compensation and benefits and non-compensation expenses related to consolidated entities held for investment purposes are included in their respective line items in the condensed consolidated statements of earnings. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

Three Months Ended March 2011 versus March 2010.  Operating expenses were $7.85 billion for the first quarter of 2011, 3% higher than the first quarter of 2010. The accrual for compensation and benefits expenses was $5.23 billion for the first quarter of 2011, a 5% decline compared with the first quarter of 2010. The ratio of compensation and benefits to net revenues for the first quarter of 2011 was 44.0%, compared with 43.0% for the first quarter of 2010. Total staff and total staff including consolidated entities held for investment purposes decreased slightly during the first quarter of 2011.

Non-compensation expenses were $2.62 billion, 23% higher than the first quarter of 2010. The increase compared with the first quarter of 2010 reflected the impact of impairment charges of approximately $220 million related to assets classified as held for sale during the first quarter of 2011, primarily related to Litton Loan Servicing LP, our residential mortgage servicing subsidiary. The remainder of the increase compared with the first quarter of 2010 generally reflected increased levels of business activity, including higher operating expenses related to our consolidated entities held for investment purposes. The first quarter of 2011 included net provisions for litigation and regulatory proceedings of $24 million.

Provision for Taxes
The effective income tax rate for the first quarter of 2011 was 32.3%, compared with 32.7%1 for 2010, which excluded the impact of the $465 million U.K. bank payroll tax and the $550 million SEC settlement, substantially all of which was non-deductible. Including the impact of these items, the effective income tax rate was 35.2% for 2010.

In December 2010, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income were extended retroactively to January 1, 2010 through December 31, 2011. If these rules are not extended beyond December 31, 2011, the expiration may materially increase our effective income tax rate beginning in 2012.

1.	We believe that presenting our effective income tax rate for 2010 excluding the impact of the U.K. bank payroll tax and the SEC settlement, substantially all of which was non-deductible, is meaningful as excluding these items increases the comparability of period-to-period results. The table below presents the calculation of the effective income tax rate excluding the impact of these amounts.

	Year Ended December 2010
	Pre-tax	Provision	Effective income
$ in millions	earnings	for taxes	tax rate

As reported	$12,892	$4,538	35.2%
Add back:
Impact of the U.K. bank payroll tax	465	—
Impact of the SEC settlement	550	6

As adjusted	$13,907	$4,544	32.7%

Segment Operating Results
The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

		Three Months
		Ended March
in millions		2011	2010

Investment Banking	Net revenues	$1,269	$1,203
	Operating expenses	923	880

	Pre-tax earnings	$346	$323

Institutional Client Services	Net revenues	$6,647	$8,507
	Operating expenses	4,584	4,831

	Pre-tax earnings	$2,063	$3,676

Investing & Lending	Net revenues	$2,705	$1,970
	Operating expenses	1,231	908

	Pre-tax earnings	$1,474	$1,062

Investment Management	Net revenues	$1,273	$1,095
	Operating expenses	1,067	949

	Pre-tax earnings	$206	$146

Total	Net revenues	$11,894	$12,775
	Operating expenses [1]	7,854	7,616

	Pre-tax earnings	$4,040	$5,159

1.	Includes the following expenses that have not been allocated to our segments: (i) charitable contributions of $25 million for both the three months ended March 2011 and March 2010; (ii) net provisions for a number of litigation and regulatory proceedings of $24 million and $21 million for the three months ended March 2011 and March 2010, respectively; and (iii) real estate-related exit costs of $2 million for the three months ended March 2010.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 25 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our business segments.

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

The table below presents the operating results of our Investment Banking segment.

	Three Months
	Ended March
in millions	2011	2010

Financial Advisory	$357	$464
Equity underwriting	426	372
Debt underwriting	486	367

Total Underwriting	912	739

Total net revenues	1,269	1,203
Operating expenses	923	880

Pre-tax earnings	$346	$323

The table below presents our financial advisory and underwriting transaction volumes.1

	Three Months
	Ended March
in billions	2011	2010

Announced mergers and acquisitions	$163	$125
Completed mergers and acquisitions	167	97
Equity and equity-related offerings [2]	26	14
Debt offerings [3]	70	63

1.	Source: Thomson Reuters. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

2.	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

3.	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

Three Months Ended March 2011 versus March 2010.  Net revenues in Investment Banking were $1.27 billion, 5% higher than the first quarter of 2010.

Net revenues in Financial Advisory were $357 million, 23% lower than the first quarter of 2010. Net revenues in our Underwriting business were $912 million, 23% higher than the first quarter of 2010, due to strong net revenues in debt underwriting, which were significantly higher compared with the first quarter of 2010, as well as higher net revenues in equity underwriting. The increase in both debt and equity underwriting primarily reflected an increase in client activity.

Our investment banking transaction backlog increased compared with the end of 2010. Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not. The increase compared with the end of 2010 was primarily due to potential debt and equity underwriting transactions, primarily reflecting a significant increase in client mandates to underwrite leveraged finance transactions and an increase in client mandates to underwrite initial public offerings. Estimated net revenues from potential advisory transactions increased slightly compared with the end of 2010.

Operating expenses were $923 million for the first quarter of 2011, 5% higher than the first quarter of 2010, due to increased compensation and benefits expenses. Pre-tax earnings were $346 million in the first quarter of 2011, 7% higher than the first quarter of 2010.

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months
	Ended March
in millions	2011	2010

Fixed Income, Currency and Commodities Client Execution	$4,325	$6,017
Equities client execution	979	1,287
Commissions and fees	971	844
Securities services	372	359

Total Equities	2,322	2,490

Total net revenues	6,647	8,507
Operating expenses	4,584	4,831

Pre-tax earnings	$2,063	$3,676

Three Months Ended March 2011 versus March 2010.  Net revenues in Institutional Client Services were $6.65 billion, 22% lower than a strong first quarter of 2010.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $4.33 billion, 28% lower than a particularly strong first quarter of 2010. Client activity levels improved during the first quarter of 2011, resulting in solid performances in credit products, interest rate products, currencies and mortgages, although net revenues in each were lower compared with the first quarter of 2010. Net revenues in commodities were also solid and were higher compared with the same prior year period.

The improvement in client activity levels reflected higher origination activity in credit markets, improved volumes in mortgages, largely in non-agency products, and generally higher activity levels in interest rate products, currencies and commodities, as continued uncertainty in the macroeconomic outlook impacted the business needs of our clients. The continued uncertainty reflected certain trends that emerged during the second quarter of 2010, including concerns about European sovereign debt risk and uncertainty over financial regulatory reform. Additional concerns during the first quarter of 2011 included political unrest in the Middle East, the earthquake and tsunami in Japan and inflation in emerging markets. If these concerns were to continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely be negatively impacted.

Net revenues in Equities were $2.32 billion, 7% lower than the first quarter of 2010, reflecting lower net revenues in equities client execution. The decline in equities client execution compared with the first quarter of 2010 reflected lower net revenues in derivatives and shares. This decrease was partially offset by higher commissions and fees, reflecting higher transaction volumes. Securities services net revenues were essentially unchanged compared with the first quarter of 2010. During the first quarter of 2011, Equities operated in an environment generally characterized by an increase in global equity prices and slightly lower average volatility levels.

Operating expenses were $4.58 billion for the first quarter of 2011, 5% lower than the first quarter of 2010, due to decreased compensation and benefits expenses. This decrease was partially offset by the impact of impairment charges related to assets classified as held for sale during the first quarter of 2011 for Litton Loan Servicing LP and expenses related to increased levels of business activity. Pre-tax earnings were $2.06 billion in the first quarter of 2011, 44% lower than the first quarter of 2010.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months
	Ended March
in millions	2011	2010

ICBC	$316	$(222)
Equity securities (excluding ICBC)	1,054	847
Debt securities and loans	1,024	1,130
Other [1]	311	215

Total net revenues	2,705	1,970
Operating expenses	1,231	908

Pre-tax earnings	$1,474	$1,062

1.	Primarily includes net revenues related to our consolidated entities held for investment purposes.

Three Months Ended March 2011 versus March 2010.  Net revenues in Investing & Lending were $2.71 billion for the first quarter of 2011. These results generally reflected an increase in global equity prices and favorable credit markets during the quarter. Results for the first quarter of 2011 primarily included a gain of $316 million from our investment in the ordinary shares of ICBC, net gains of $1.05 billion from equity securities (excluding ICBC), and net gains and net interest of $1.02 billion from debt securities and loans. In the first quarter of 2010, net revenues in Investing & Lending primarily reflected net gains and net interest of $1.13 billion from debt securities and loans, net gains of $847 million from equity securities (excluding ICBC) and a loss of $222 million from our investment in the ordinary shares of ICBC.

Operating expenses were $1.23 billion for the first quarter of 2011, 36% higher than the first quarter of 2010, due to higher expenses related to our consolidated entities held for investment purposes, as well as increased compensation and benefits expenses. Pre-tax earnings were $1.47 billion in the first quarter of 2011, 39% higher than the first quarter of 2010.

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

The table below presents the operating results of our Investment Management segment.

	Three Months
	Ended March
in millions	2011	2010

Management and other fees	$1,048	$932
Incentive fees	74	26
Transaction revenues	151	137

Total net revenues	1,273	1,095
Operating expenses	1,067	949

Pre-tax earnings	$206	$146

Assets under management include only client assets where we earn a fee for managing assets on a discretionary basis. This includes assets in our mutual funds, hedge funds, private equity funds and separately managed accounts for institutional and individual investors. Assets under management do not include the self-directed assets of our clients, including brokerage accounts, or interest-bearing deposits held through our bank depository institution subsidiaries.

The tables below present our assets under management by asset class and a summary of the changes in our assets under management.

	As of
	March 31,		December 31,
in billions	2011	2010	2010	2009

Alternative investments [1]	$151	$147	$148	$146
Equity	150	150	144	146
Fixed income	338	324	340	315

Total non-money market assets	639	621	632	607
Money markets	201	219	208	264

Total assets under management	$840	$840	$840	$871

1.	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

	Three Months
	Ended March 31,
in billions	2011	2010

Balance, beginning of period	$840	$871
Net inflows/(outflows)
Alternative investments	—	1
Equity	—	(2)
Fixed income	(5)	7

Total non-money market net inflows/(outflows)	(5)	6
Money markets	(7)	(45)

Total net inflows/(outflows)	(12)	(39)
Net market appreciation/(depreciation)	12	8

Balance, end of period	$840	$840

Three Months Ended March 2011 versus March 2010.  Net revenues in Investment Management were $1.27 billion, 16% higher than the first quarter of 2010. The increase in net revenues compared with the first quarter of 2010 was primarily due to an increase in management and other fees, reflecting favorable changes in the mix of assets under management, as well as higher incentive fees. Assets under management were $840 billion as of March 2011, unchanged compared with the end of 2010, reflecting net market appreciation of $12 billion, offset by net outflows in money market and fixed income assets of $12 billion.

Operating expenses were $1.07 billion for the first quarter of 2011, 12% higher than the first quarter of 2010, due to increased compensation and benefits expenses. Pre-tax earnings were $206 million in the first quarter of 2011, 41% higher than the first quarter of 2010.

Geographic Data
See Note 25 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of our total net revenues and pre-tax earnings by geographic region.

Regulatory Reform
The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, significantly restructures the financial regulatory regime under which we operate. The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the provisions of required future rulemaking by the Board of Governors of the Federal Reserve System (Federal Reserve Board), the Federal Deposit Insurance Corporation (FDIC), the SEC, the U.S. Commodity Futures Trading Commission (CFTC) and other agencies, as well as the development of market practices and structures under the regime established by the legislation and the rules adopted pursuant to it. However, we expect that there will be two principal areas of impact for us:

•	the prohibition on “proprietary trading” and the limitation on the sponsorship of, and investment in, hedge funds and private equity funds by banking entities, including bank holding companies; and

•	increased regulation of and restrictions on over-the-counter (OTC) derivatives markets and transactions.

In addition, the legislation creates a new systemic risk oversight body to oversee and coordinate the efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns, including more stringent supervisory requirements and prudential standards applicable to systemically important financial institutions. Legal and regulatory changes under consideration in other jurisdictions could also have an impact on our activities in markets outside the United States. See “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for more information.

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

To prepare our quarterly balance sheet plan, business risk managers and managers from our independent control and support functions meet with business managers to review current and prior period metrics and discuss expectations for the upcoming quarter. The specific metrics reviewed include asset and liability size and composition, aged inventory, limit utilization, risk and performance measures, and capital usage.

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

Scenario Analyses.  We conduct scenario analyses to determine how we would manage the size and composition of our balance sheet and maintain appropriate funding, liquidity and capital positions in a variety of situations:

•	These scenarios cover short-term and long-term time horizons using various macro-economic and firm-specific assumptions. We use these analyses to assist us in developing longer-term funding plans, including the level of unsecured debt issuances, the size of our secured funding program and the amount and composition of our equity capital. We also consider any potential future constraints, such as limits on our ability to grow our asset base in the absence of appropriate funding.

•	Through our Internal Capital Adequacy Assessment Process (ICAAP) and our resolution and recovery planning, we further analyze how we would manage our balance sheet through the duration of a severe crisis and we develop plans for mitigating actions to access funding, generate liquidity, and/or redeploy equity capital, as appropriate.

Balance Sheet Allocation
In addition to preparing our condensed consolidated statement of financial condition in accordance with U.S. GAAP, we prepare a balance sheet that generally allocates assets to our businesses. We believe that presenting our assets on this basis is meaningful because it is consistent with the way management views and manages risks associated with the firm’s assets and better enables investors to assess the liquidity of the firm’s assets. The table below presents a summary of this balance sheet allocation.

	As of
	March	December
in millions	2011	2010

Excess liquidity (Global Core Excess)	$170,686	$174,776
Other cash	7,359	7,565

Excess liquidity and cash	178,045	182,341
Secured client financing	272,710	279,291
Inventory	276,595	260,406
Secured financing agreements	81,667	70,921
Receivables	36,474	32,396

Institutional Client Services	394,736	363,723
ICBC	8,456	7,589
Equity (excluding ICBC)	25,488	22,972
Debt	21,755	24,066
Receivables and other	3,741	3,291

Investing & Lending	59,440	57,918

Total inventory and related assets	454,176	421,641
Other assets	28,358	28,059

Total assets	$933,289	$911,332

The following is a description of the captions in the table above.

Excess Liquidity and Cash.  We maintain substantial excess liquidity to meet a broad range of potential cash outflows and collateral needs in the event of a stressed environment. See “Liquidity Risk Management” below for details on the composition and sizing of our excess liquidity pool or “Global Core Excess” (GCE). In addition to our excess liquidity, we maintain other operating cash balances, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

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

The tables below present the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet. In the tables below, total assets for Institutional Client Services and Investing & Lending represent the inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q because total assets disclosed in Note 25 include allocations of our excess liquidity and cash, secured client financing and other assets.

	As of March 2011
	Excess	Secured	Institutional
	Liquidity	Client	Client	Investing &	Other	Total
in millions	and Cash [1]	Financing	Services	Lending	Assets	Assets

Cash and cash equivalents	$42,683	$—	$—	$—	$—	$42,683
Cash and securities segregated for regulatory and other purposes	—	53,512	—	—	—	53,512
Securities purchased under agreements to resell and federal funds sold	51,948	85,703	24,285	158	—	162,094
Securities borrowed	41,266	85,569	57,382	—	—	184,217
Receivables from brokers, dealers and clearing organizations	—	3,385	8,804	18	—	12,207
Receivables from customers and counterparties	—	44,541	27,670	3,201	—	75,412
Financial instruments owned, at fair value	42,148	—	276,595	56,063	—	374,806
Other assets	—	—	—	—	28,358	28,358

Total assets	$178,045	$272,710	$394,736	$59,440	$28,358	$933,289

	As of December 2010
	Excess	Secured	Institutional
	Liquidity	Client	Client	Investing &	Other	Total
in millions	and Cash [1]	Financing	Services	Lending	Assets	Assets

Cash and cash equivalents	$39,788	$—	$—	$—	$—	$39,788
Cash and securities segregated for regulatory and other purposes	—	53,731	—	—	—	53,731
Securities purchased under agreements to resell and federal funds sold	62,854	102,537	22,866	98	—	188,355
Securities borrowed	37,938	80,313	48,055	—	—	166,306
Receivables from brokers, dealers and clearing organizations	—	3,702	6,698	37	—	10,437
Receivables from customers and counterparties	—	39,008	25,698	2,997	—	67,703
Financial instruments owned, at fair value	41,761	—	260,406	54,786	—	356,953
Other assets	—	—	—	—	28,059	28,059

Total assets	$182,341	$279,291	$363,723	$57,918	$28,059	$911,332

1.	Includes unencumbered cash, U.S. government and federal agency obligations, (including highly liquid U.S. federal agency mortgage-backed obligations) and French, German, United Kingdom and Japanese government obligations.

Less Liquid Inventory Composition.  We seek to maintain a liquid balance sheet comprised of assets that can be readily sold or funded on a secured basis. However, we do hold certain financial instruments that may be more difficult to sell, or fund on a secured basis, especially during times of market stress. We focus on funding these assets with liabilities that have longer-term contractual maturities to reduce the need to refinance in periods of market stress, and generally hold higher levels of total capital for these assets than for more liquid types of financial instruments. The table below presents our aggregate holdings in these categories of financial instruments.

	As of
	March	December
in millions	2011	2010

Mortgage and other asset-backed loans and securities	$15,652	$17,042
Bank loans and bridge loans [1]	18,063	18,039
Emerging market debt securities	4,293	3,931
High-yield and other debt obligations	13,618	11,553
Private equity investments and real estate fund investments [2]	15,575	14,807
Emerging market equity securities	5,933	5,784
ICBC ordinary shares [3]	8,456	7,589
Other restricted public equity securities	121	116
Other investments in funds [4]	3,340	3,212

1.	Includes funded commitments and inventory held in connection with our origination, investing and market-making activities.

2.	Includes interests in funds that we manage. Such amounts exclude assets for which the firm does not bear economic exposure of $2.53 billion and $1.68 billion as of March 2011 and December 2010, respectively, including assets related to consolidated investment funds and consolidated VIEs.

3.	Includes interests of $5.26 billion and $4.73 billion as of March 2011 and December 2010, respectively, held by investment funds managed by Goldman Sachs.

4.	Includes interests in other investment funds that we manage.

See Notes 4 through 6 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about the financial instruments we hold.

Balance Sheet Analysis and Metrics
As of March 2011, total assets on our condensed consolidated statement of financial condition were $933.29 billion, an increase of $21.96 billion from December 2010. This increase is primarily due to an increase in financial instruments owned, at fair value of $17.85 billion, primarily due to increases in U.S. and non-U.S. government and federal agency obligations, and equities and convertible debentures, partially offset by a decrease in physical commodities, within Institutional Client Services.

As of March 2011, total liabilities on our condensed consolidated statement of financial condition were $860.82 billion, an increase of $26.84 billion from December 2010. This increase is primarily due to (i) an increase in financial instruments sold, but not yet purchased, at fair value of $10.28 billion, primarily due to increases in U.S. government and federal agency obligations and equities and convertible debentures, (ii) an increase in unsecured borrowings of $5.30 billion, primarily due to new issuances, partially offset by maturities, and (iii) an increase in other liabilities and accrued expenses of $5.54 billion, primarily due to the accrual of the redemption price of our Series G Preferred Stock.

As of March 2011 and December 2010, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $165.48 billion and $162.35 billion, respectively, which were 6% higher and 2% higher, respectively, than the daily average amount of repurchase agreements over the respective quarters. As of March 2011, the increase in our repurchase agreements relative to the daily average during the quarter was due to an increase in firm financing activities and an increase in client-driven activity at the end of the quarter. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government, federal agency and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information on our assets, shareholders’ equity and leverage ratios.

	As of
	March	December
$ in millions	2011	2010

Total assets	$933,289	$911,332
Adjusted assets	633,073	588,927
Total shareholders’ equity	72,469	77,356
Leverage ratio	12.9x	11.8x
Adjusted leverage ratio	8.7x	7.6x
Debt to equity ratio	2.4x	2.3x

Adjusted assets.  Adjusted assets equals total assets less (i) low-risk collateralized assets generally associated with our secured client financing transactions, federal funds sold and excess liquidity and (ii) cash and securities we segregate for regulatory and other purposes.

The table below presents the reconciliation of total assets to adjusted assets.

		As of
		March	December
in millions		2011	2010

Total assets		$933,289	$911,332
Deduct:	Securities borrowed	(184,217)	(166,306)
	Securities purchased under agreements to resell and federal funds sold	(162,094)	(188,355)
Add:	Financial instruments sold, but not yet purchased, at fair value	150,998	140,717
	Less derivative liabilities	(51,391)	(54,730)

	Subtotal	99,607	85,987
Deduct:	Cash and securities segregated for regulatory and other purposes	(53,512)	(53,731)

Adjusted assets		$633,073	$588,927

Leverage ratio.  The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt the firm is using to finance assets. This ratio is different from the Tier 1 leverage ratio included in “Equity Capital — Consolidated Regulatory Capital Ratios” below, and further described in Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Adjusted leverage ratio.  The adjusted leverage ratio equals adjusted assets divided by total shareholders’ equity. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital.

Our adjusted leverage ratio increased to 8.7x as of March 2011 from 7.6x as of December 2010 as our adjusted assets increased and our total shareholders’ equity decreased, primarily reflecting the redemption of the firm’s Series G Preferred Stock.

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

We generally distribute our funding sources through our own sales force to a large, diverse creditor base in a variety of markets in the Americas, Europe and Asia. We believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, pension funds, insurance companies, mutual funds and individuals. We have imposed various internal guidelines to monitor creditor concentration across our funding programs.

Secured Funding.  We fund a significant amount of our inventory on a secured basis. Secured funding is less sensitive to changes in our credit quality than unsecured funding due to the nature of the collateral we post to our lenders. However, because the terms or availability of secured funding, particularly short-dated funding, can deteriorate rapidly in a difficult environment, we generally do not rely on short-dated secured funding unless it is collateralized with highly liquid securities such as government obligations.

Substantially all of our other secured funding is executed for tenors of one month or greater. Additionally, we monitor counterparty concentration and hold a portion of our GCE for refinancing risk associated with our secured funding transactions. We seek longer terms for secured funding collateralized by lower-quality assets because these funding transactions may pose greater refinancing risk.

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of March 2011.

A majority of our secured funding for securities not eligible for inclusion in the GCE is executed through term repurchase agreements and securities lending contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes.

Unsecured Long-Term Borrowings.  We issue unsecured long-term borrowings as a source of funding to meet our long-term financing requirements and to finance a portion of our GCE. We issue in different tenors, currencies, and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through the first quarter of 2017 as of March 2011.

The weighted average maturity of our unsecured long-term borrowings as of March 2011 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to minimize our exposure to interest rates. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

Temporary Liquidity Guarantee Program (TLGP).  As of March 2011, we had $17.10 billion of senior unsecured debt outstanding (comprised of $11.54 billion of short-term and $5.56 billion of long-term) guaranteed by the FDIC under the TLGP, all of which will mature on or prior to June 15, 2012. We have not issued long-term debt under the TLGP since March 2009 and the program has expired for new issuances.

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

As of March 2011, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $53.75 billion. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured short-term borrowings.

Deposits.  As of March 2011, our bank depository institution subsidiaries had $38.73 billion in customer deposits, including $8.04 billion of certificates of deposit and other time deposits with a weighted average maturity of three years, and $30.69 billion of other deposits, substantially all of which were from cash sweep programs. We utilize deposits to finance lending activities in our bank subsidiaries and to support potential outflows, such as lending commitments.

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

As of March 2011, our total shareholders’ equity was $72.47 billion (consisting of common shareholders’ equity of $69.37 billion and preferred stock of $3.10 billion). As of December 2010, our total shareholders’ equity was $77.36 billion (consisting of common shareholders’ equity of $70.40 billion and preferred stock of $6.96 billion). In addition, our $5.00 billion of junior subordinated debt issued to trusts qualifies as equity capital for regulatory and certain rating agency purposes. See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

Consolidated Regulatory Capital
The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company and a financial holding company under the U.S. Bank Holding Company Act of 1956. As a bank holding company, we are subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s capital adequacy regulations currently applicable to bank holding companies (Basel 1). These capital requirements, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel Committee), are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the firm’s RWAs. The firm’s capital levels are also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

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

Consolidated Regulatory Capital Ratios
The table below presents information about our regulatory capital ratios.

	As of
	March	December
$ in millions	2011	2010

Common shareholders’ equity	$69,369	$70,399
Less: Goodwill	(3,322)	(3,495)
Less: Disallowable intangible assets	(1,916)	(2,027)
Less: Other deductions [1]	(5,844)	(5,601)

Tier 1 Common Capital	58,287	59,276
Preferred stock	3,100	6,957
Junior subordinated debt issued to trusts	5,000	5,000

Tier 1 Capital	66,387	71,233
Qualifying subordinated debt [2]	14,019	13,880
Less: Other deductions [1]	(237)	(220)

Tier 2 Capital	13,782	13,660
Total Capital	$80,169	$84,893
Risk-Weighted Assets [3]	$455,811	$444,290
Tier 1 Capital Ratio	14.6%	16.0%
Total Capital Ratio	17.6%	19.1%
Tier 1 Leverage Ratio [3]	7.5%	8.0%
Tier 1 Common Ratio [4]	12.8%	13.3%

1.	Principally includes equity investments in non-financial companies and the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidated entities.

2.	Substantially all of our subordinated debt qualifies as Tier 2 capital for Basel 1 purposes.

3.	See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the firm’s RWAs and Tier 1 leverage ratio.

4.	The Tier 1 common ratio equals Tier 1 common capital divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we and investors use to assess capital adequacy.

Our Tier 1 capital ratio decreased to 14.6% as of March 2011 from 16.0% as of December 2010. Our Tier 1 leverage ratio decreased to 7.5% as of March 2011 from 8.0% as of December 2010. Substantially all of the decrease in our Tier 1 capital ratio and Tier 1 leverage ratio reflected the impact of the redemption of the firm’s Series G Preferred Stock.

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

The Dodd-Frank Act will subject us at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions and directs banking regulators to impose additional capital requirements as disclosed above. The Federal Reserve Board will be required to begin implementing the new leverage and risk-based capital regulation by January 2012. As a consequence of these changes, Tier 1 capital treatment for our junior subordinated debt issued to trusts will be phased out over a three-year period beginning on January 1, 2013. The interaction between the Dodd-Frank Act and the Basel Committee’s proposed changes adds further uncertainty to our future capital requirements.

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

See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about our regulatory capital ratios and the related regulatory requirements.

Internal Capital Adequacy Assessment Process
We perform an ICAAP with the objective of ensuring that the firm is appropriately capitalized relative to the risks in our business.

As part of our ICAAP, we perform an internal risk-based capital assessment. This assessment incorporates market risk, credit risk and operational risk. Market risk is calculated by using Value-at-Risk (VaR) calculations supplemented by risk-based add-ons which include risks related to rare events (tail risks). Credit risk utilizes assumptions about our counterparties’ probability of default, the size of our losses in the event of a default and the maturity of our counterparties’ contractual obligations to us. Operational risk is calculated based on scenarios incorporating multiple types of operational failures. Backtesting is used to gauge the effectiveness of models at capturing and measuring relevant risks.

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

The level and composition of our equity capital are among the many factors considered in determining our credit ratings. Each agency has its own definition of eligible capital and methodology for evaluating capital adequacy, and assessments are generally based on a combination of factors rather than a single calculation. See “Liquidity Risk Management — Credit Ratings” for further information about our credit ratings.

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

See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information about GS Bank USA’s capital ratios under Basel 1 as implemented by the Federal Reserve Board, and for further information about the capital requirements of our other regulated subsidiaries and the potential impact of regulatory reform.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of March 2011 and December 2010, Group Inc.’s equity investment in subsidiaries was $69.32 billion and $71.30 billion, respectively, compared with its total shareholders’ equity of $72.47 billion and $77.36 billion, respectively.

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

Preferred Stock.  In March 2011, we provided notice to Berkshire Hathaway that we would redeem in full the 50,000 shares of our Series G Preferred Stock held by Berkshire Hathaway for the stated redemption price of $5.50 billion ($110,000 per share), plus accrued and unpaid dividends. In connection with this notice, we recognized a preferred dividend of $1.64 billion (calculated as the difference between the carrying value and redemption value of the preferred stock), which was recorded as a reduction to our first quarter earnings applicable to common shareholders and common shareholders’ equity, and reduced our earnings per common share and book value per common share by $2.82 and $3.06, respectively, in the first quarter of 2011. The redemption also resulted in the acceleration of $24 million of preferred dividends related to the period from April 1, 2011 to the redemption date, which was included in our results for the three months ended March 2011. The Series G Preferred Stock was redeemed on April 18, 2011. Berkshire Hathaway continues to hold a five-year warrant, issued in October 2008, to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share.

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

As of March 2011, under the existing share repurchase program approved by the Board of Directors of Group Inc. (Board), we can repurchase up to 26.6 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on our repurchase program.

See Notes 16 and 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Other Capital Metrics
The table below presents information on our shareholders’ equity and book value per common share.

	As of
	March	December
$ in millions, except per share amounts	2011	2010

Total shareholders’ equity	$72,469	$77,356
Common shareholders’ equity	69,369	70,399
Tangible common shareholders’ equity	64,131	64,877
Book value per common share	129.40	128.72
Tangible book value per common share	119.63	118.63

Tangible common shareholders’ equity.  Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including RSUs granted to employees with no future service requirements. We believe that tangible common shareholders’ equity and tangible book value per common share are meaningful because they are measures that we and investors use to assess capital adequacy. In addition, we believe that presenting the change in book value and tangible book value per common share excluding the impact of the $1.64 billion Series G Preferred Stock dividend provides a meaningful period-to-period comparison of these measures.

The tables below present the reconciliation of total shareholders’ equity to tangible common shareholders’ equity, as well as the calculation of common shareholders’ equity and tangible common shareholders’ equity as of March 2011, excluding the impact of the $1.64 billion Series G Preferred Stock dividend.

	As of
	March	December
in millions	2011	2010

Total shareholders’ equity	$72,469	$77,356
Deduct: Preferred stock	(3,100)	(6,957)

Common shareholders’ equity	69,369	70,399
Deduct: Goodwill and identifiable intangible assets	(5,238)	(5,522)

Tangible common shareholders’ equity	$64,131	$64,877

	As of March 2011
		Tangible
	Common	Common
	Shareholders’	Shareholders’
in millions	Equity	Equity

Including the impact of the Series G Preferred Stock dividend	$69,369	$64,131
Impact of the Series G Preferred Stock dividend	1,643	1,643

Excluding the impact of the Series G Preferred Stock dividend	$71,012	$65,774

Book value and tangible book value per common share.  Book value and tangible book value per common share are based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 536.1 million and 546.9 million as of March 2011 and December 2010, respectively.

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

When we transfer a security that has very little, if any, default risk under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security (such that we effectively no longer have a repurchase obligation) and we have relinquished control over the underlying security, we record such transactions as sales. These transactions are referred to as “repos to maturity.” We had no such transactions outstanding as of March 2011 or December 2010.

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in Part I, Items 1 and 2 of this Form 10-Q. In addition,

see Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Leases, letters of credit, and lending and other commitments	See below and Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Guarantees	See below and Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Derivatives	See Notes 4, 5, 7 and 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

The table below presents our contractual obligations, commitments and guarantees as of March 2011.

	Remainder			2016-
in millions	of 2011	2012-2013	2014-2015	Thereafter	Total

Amounts related to on-balance-sheet obligations
Time deposits [1]	$—	$2,479	$1,285	$1,421	$5,185
Secured long-term financings [2]	—	4,717	2,199	2,344	9,260
Unsecured long-term borrowings [3]	—	41,327	36,414	96,052	173,793
Contractual interest payments [4]	4,744	12,839	9,740	34,631	61,954
Insurance liabilities [5]	683	1,645	1,541	16,720	20,589
Subordinated liabilities issued by consolidated VIEs	—	51	112	1,189	1,352

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	8,525	29,587	13,207	8,358	59,677
Contingent and forward starting resale and securities borrowing agreements	55,003	—	—	—	55,003
Forward starting repurchase and securities lending agreements	12,497	—	—	—	12,497
Underwriting commitments	354	—	—	—	354
Letters of credit	1,528	474	—	—	2,002
Investment commitments	2,402	6,846	324	715	10,287
Minimum rental payments	356	824	671	1,608	3,459
Purchase obligations	345	83	37	15	480
Derivative guarantees	396,305	312,769	65,548	68,270	842,892
Securities lending indemnifications	31,322	—	—	—	31,322
Other financial guarantees	328	1,642	431	834	3,235

1.	Excludes $2.86 billion of time deposits maturing within one year of our financial statement date.

2.	The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of debt raised through our William Street credit extension program, transfers of financial assets accounted for as financings rather than sales and certain other nonrecourse financings, exceeded their related fair value by $282 million.

3.	Includes an increase of $6.74 billion to the carrying amount of certain of our unsecured long-term borrowings related to fair value hedges. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $642 million.

4.	Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of March 2011. Includes stated coupons, if any, on structured notes.

5.	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

In the table above:

•	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded and are treated as short-term obligations.

•	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates and obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

•	Amounts included in the table do not necessarily reflect the actual future cash flow requirements for these arrangements because commitments and guarantees represent notional amounts and may expire unused or be reduced or cancelled at the counterparty’s request.

•	Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded. See Note 24 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unrecognized tax benefits.

See Notes 15 and 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our short-term borrowings, and commitments and guarantees.

As of March 2011, our unsecured long-term borrowings were $173.79 billion, with maturities extending to 2060, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

As of March 2011, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $3.46 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three months ended March 2011, total occupancy expenses for space held in excess of our current requirements were $29 million, which includes costs related to the transition to our new headquarters in New York City. In addition, during the three months ended March 2011, we did not incur any exit costs related to our office space. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

People.  Even the best technology serves only as a tool for helping to make informed decisions in real time about the risks we are taking. Ultimately, effective risk management requires our people to interpret our risk data on an ongoing and timely basis and adjust risk positions accordingly. In both our revenue-producing units and our independent control and support functions, the experience of our professionals, and their understanding of the nuances and limitations of each risk measure, guide the firm in assessing exposures and maintaining them within prudent levels.

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

Firmwide Risk Committee.  The Firmwide Risk Committee is responsible for the ongoing monitoring and control of the firm’s global financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by the firm’s chief financial officer and a senior managing director from the firm’s executive office. The following four committees report to the Firmwide Risk Committee, which is responsible for appointing the chairperson of each of these committees, who then appoints the other committee members:

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

Liquidity Risk Management

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

Excess Liquidity
Our most important liquidity policy is to pre-fund our estimated potential cash needs during a liquidity crisis and hold this excess liquidity in the form of unencumbered, highly liquid securities and cash. We believe that this global core excess would be readily convertible to cash in a matter of days, through liquidation, by entering into repurchase agreements or from maturities of reverse repurchase agreements, and that this cash would allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets.

As of March 2011 and December 2010, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $170.69 billion and $174.78 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including but not limited to a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of March 2011 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
	Three Months	Year
	Ended	Ended
	March	December
in millions	2011	2010

U.S. dollar-denominated	$130,557	$130,072
Non-U.S. dollar-denominated	37,493	37,942

Total	$168,050	$168,014

The U.S. dollar-denominated excess is composed of unencumbered U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), all of which are eligible as collateral in Federal Reserve open market operations and certain overnight U.S. dollar cash deposits. The non-U.S. dollar-denominated excess is composed of only unencumbered French, German, United Kingdom and Japanese government obligations and certain overnight cash deposits in highly liquid currencies. We strictly limit our excess liquidity to this narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity, such as lower-quality unencumbered securities or committed credit facilities, in our GCE.

The table below presents the fair value of our GCE by asset class.

	Average for the
	Three Months	Year
	Ended	Ended
	March	December
in millions	2011	2010

Overnight cash deposits	$30,418	$25,040
Federal funds sold	—	75
U.S. government obligations	94,069	102,937
U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	7,371	3,194
French, German, United Kingdom and Japanese government obligations	36,192	36,768

Total	$168,050	$168,014

The GCE is held at Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the
	Three Months	Year
	Ended	Ended
	March	December
in millions	2011	2010

Group Inc.	$52,055	$53,757
Major broker-dealer subsidiaries	73,215	69,223
Major bank subsidiaries	42,780	45,034

Total	$168,050	$168,014

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

•	Focus must be maintained on all potential cash and collateral outflows, not just disruptions to financing flows. Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.

•	During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change.

•	As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and have larger debt balances than our businesses would otherwise require. We believe that our liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our total assets and our funding costs.

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

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $77.78 billion and $72.98 billion for the three months ended March 2011 and year ended December 2010, respectively. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in a short-term stress scenario.

Modeled Liquidity Outflow.  Our Modeled Liquidity Outflow is based on a scenario that includes both a market-wide stress and a firm-specific stress, characterized by some or all of the following qualitative elements:

•	Global recession, default by a medium-sized sovereign, low consumer and corporate confidence, and general financial instability.

•	Severely challenged market environment with material declines in equity markets and widening of credit spreads.

•	Damaging follow-on impacts to financial institutions leading to the failure of a large bank.

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure, and/or a ratings downgrade.

The following are the critical modeling parameters of the Modeled Liquidity Outflow:

•	Liquidity needs over a 30-day scenario.

•	A two-notch downgrade of the firm’s long-term senior unsecured credit ratings.

•	A combination of contractual outflows, such as upcoming maturities of unsecured debt, and contingent outflows (e.g., actions though not contractually required, we may deem necessary in a crisis). We assume that most contingent outflows will occur within the initial days and weeks of a crisis.

•	No issuance of equity or unsecured debt.

•	No support from government funding facilities. Although we have access to various central bank funding programs, we do not assume reliance on them as a source of funding in a liquidity crisis.

•	No diversification benefit across liquidity risks. We assume that liquidity risks are additive.

•	Maintenance of our normal business levels. We do not assume asset liquidation, other than the GCE.

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

Our approach to asset-liability management includes:

•	Conservatively managing the overall characteristics of our funding book, with a focus on maintaining long-term, diversified sources of funding in excess of our current requirements. See “Balance Sheet and Funding Sources — Funding Sources” for additional details.

•	Actively managing and monitoring our asset base, with particular focus on the liquidity, holding period and our ability to fund assets on a secured basis. This enables us to determine the most appropriate funding products and tenors. Less liquid assets are more difficult to fund and therefore require funding that has longer tenors with a greater proportion of unsecured debt. See “Balance Sheet and Funding Sources — Balance Sheet Management” for more detail on our balance sheet management process.

•	Raising secured and unsecured financing that has a sufficiently longer term than the anticipated holding period of our assets. This reduces the risk that our liabilities will come due in advance of our ability to generate liquidity from the sale of our assets. Because we maintain a highly liquid balance sheet, the holding period of certain of our assets may be materially shorter than their contractual maturity dates.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2011, Group Inc. had $29.47 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $43.19 billion invested in GSI, a regulated U.K. broker-dealer; $2.73 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; $3.08 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $19.06 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also had $73.92 billion of unsubordinated loans and $12.02 billion of collateral provided to these entities as of March 2011 and significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Credit Ratings
The table below presents our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) and outlook.

As of March 2011
	Short-Term		Long-Term		Subordinated	Trust	Preferred	Rating
	Debt		Debt		Debt	Preferred [1]	Stock [2]	Outlook

DBRS, Inc.	R-1 (middle	)	A (high	)	A	A	BBB	Stable [5]
Fitch, Inc. [3]	F1+		A+		A	A-	A-	Negative [6]
Moody’s Investors Service [4]	P-1		A1		A2	A3	Baa2	Negative [7]
Standard & Poor’s Ratings Services	A-1		A		A-	BBB-	BBB-	Negative [7]
Rating and Investment Information, Inc.	a-1+		AA-		A+	N/A	N/A	Negative [8]

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes Group Inc.’s non-cumulative preferred stock and the Normal Automatic Preferred Enhanced Capital Securities (APEX) issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

3.	GS Bank USA has been assigned a rating of AA- for long-term bank deposits, F1+ for short-term bank deposits and A+ for long-term issuer.

4.	GS Bank USA has been assigned a rating of Aa3 for long-term bank deposits, P-1 for short-term bank deposits and Aa3 for long-term issuer.

5.	Applies to long-term and short-term ratings.

6.	Applies to long-term issuer default ratings.

7.	Applies to long-term ratings.

8.	Applies to issuer rating.

On April 8, 2011, Fitch, Inc. affirmed Group Inc.’s long-term debt rating and raised its outlook from “negative” to “stable.”

We rely on the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Certain Risk Factors That May Affect Our Businesses” below and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for a discussion of the risks associated with a reduction in our credit ratings.

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

	As of
	March	December
in millions	2011	2010

Additional collateral or termination payments for a one-notch downgrade	$925	$1,353
Additional collateral or termination payments for a two-notch downgrade	2,211	2,781

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

Three Months Ended March 2011.  Our cash and cash equivalents increased by $2.90 billion to $42.68 billion at the end of the first quarter of 2011. We generated $1.90 billion in net cash from operating activities. We generated net cash of $1.00 billion in investing and financing activities, primarily from the net issuance of secured and unsecured borrowings.

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

Average Daily VaR

	Three Months
in millions	Ended March
Risk Categories	2011	2010

Interest rates	$87	$109
Equity prices	49	88
Currency rates	24	35
Commodity prices	37	49
Diversification effect [1]	(84)	(120)

Total	$113	$161

1.	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR decreased to $113 million for the first quarter of 2011 from $161 million for the first quarter of 2010, due to decreases across all risk categories. The decreases in the equity prices, interest rates and currency rates categories were primarily due to reduced exposures and lower levels of volatility. The decrease in the commodity prices category was primarily due to lower levels of volatility.

Quarter-End VaR and High and Low VaR

			Three Months
	As of		Ended
in millions	March	December	March 2011
Risk Categories	2011	2010	High	Low

Interest rates	$82	$78	$98	$76
Equity prices	42	51	119	32
Currency rates	26	27	31	18
Commodity prices	49	25	51	20
Diversification effect [1]	(87)	(70)

Total	$112	$111	$153	$99

1.	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR was essentially unchanged from December 2010 to March 2011, reflecting an increase in the commodity prices and interest rates categories, largely offset by an increase in the diversification benefit across risk categories and a decrease in the equity prices category. The increases in the commodity prices and interest rates categories were due to increased exposures. The decrease in the equity prices category was due to reduced exposures and lower levels of volatility.

During the first quarter of 2011, the firmwide VaR risk limit was not exceeded, raised or reduced.

The chart below reflects the VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended March 2011.

As noted above, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the first quarter of 2011.

Sensitivity Measures

As noted above, certain portfolios and individual positions are not included in VaR because VaR is not the most appropriate risk measure. The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the underlying asset value. The market risk related to our investment in the ordinary shares of ICBC excludes interests held by investment funds managed by Goldman Sachs.

The table below presents market risk for positions that are not included in VaR. These measures do not reflect diversification benefits across asset categories and therefore have not been aggregated.

Asset Categories	10% Sensitivity

	Amount as of
	March	December
in millions	2011	2010

ICBC	$319	$286
Equity (excluding ICBC) [1]	2,596	2,529
Debt [2]	1,483	1,655

1.	Relates to private and restricted public equity securities, including interests in firm-sponsored funds that invest in corporate equities and real estate and interests in firm-sponsored hedge funds.

2.	Relates to corporate bank debt, loans backed by commercial and residential real estate, and other corporate debt, including acquired portfolios of distressed loans and interests in our firm-sponsored funds that invest in corporate mezzanine and senior debt instruments.

As noted above, VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity of our net revenues to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $4 million gain as of March 2011. In addition, the estimated sensitivity of our net revenues to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was an $8 million gain (including hedges) as of March 2011.

In addition to the positions included in VaR and the sensitivity measures described above, as of March 2011, we held $3.41 billion of securities accounted for as available-for-sale primarily consisting of $1.30 billion of corporate debt securities, the majority of which will mature after five years, with an average yield of 6%, $791 million of mortgage and other asset-backed loans and securities, which will mature after ten years, with an average yield of 11%, and $641 million of U.S. government and federal agency obligations, the majority of which will mature after five years, with an average yield of 3%. As of December 2010, we held $3.67 billion of securities accounted for as available-for-sale primarily consisting of $1.69 billion of corporate debt securities, the majority of which will mature after five years, with an average yield of 6%, $670 million of mortgage and other asset-backed loans and securities, which will mature after ten years, with an average yield of 11%, and $637 million of U.S. government and federal agency obligations, the majority of which will mature after ten years, with an average yield of 4%.

In addition, as of March 2011 and December 2010, we held money market instruments, commitments and loans under the William Street credit extension program. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our William Street credit extension program.

Additionally, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information on “Other assets.”

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

Derivatives are accounted for at fair value net of cash collateral received or posted under credit support agreements. As credit risk is an essential component of fair value, the firm includes a credit valuation adjustment (CVA) in the fair value of derivatives to reflect counterparty credit risk, as described in Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q. CVA is a function of the present value of expected exposure, the probability of counterparty default and the assumed recovery upon default.

The tables below present the distribution of our exposure to OTC derivatives by tenor, based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives, both before and after the effect of collateral and netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

in millions	As of March 2011
			5 Years				Exposure
	0-12	1-5	or				Net of
Credit Rating Equivalent	Months	Years	Greater	Total	Netting [1]	Exposure	Collateral

AAA/Aaa	$561	$1,048	$2,277	$3,886	$(403)	$3,483	$3,075
AA/Aa2	5,244	7,917	16,576	29,737	(17,993)	11,744	6,528
A/A2	12,983	35,187	46,176	94,346	(69,552)	24,794	15,109
BBB/Baa2	4,672	15,988	15,320	35,980	(23,664)	12,316	8,236
BB/Ba2 or lower	4,504	5,305	7,982	17,791	(9,361)	8,430	5,615
Unrated	624	1,361	186	2,171	(16)	2,155	1,664

Total	$28,588	$66,806	$88,517	$183,911	$(120,989)	$62,922	$40,227

in millions	As of December 2010
			5 Years				Exposure
	0-12	1-5	or				Net of
Credit Rating Equivalent	Months	Years	Greater	Total	Netting [1]	Exposure	Collateral

AAA/Aaa	$504	$728	$2,597	$3,829	$(491)	$3,338	$3,088
AA/Aa2	5,234	8,875	15,579	29,688	(18,167)	11,521	6,935
A/A2	13,556	38,522	49,568	101,646	(74,650)	26,996	16,839
BBB/Baa2	3,818	18,062	19,625	41,505	(27,832)	13,673	8,182
BB/Ba2 or lower	3,583	5,382	3,650	12,615	(4,553)	8,062	5,439
Unrated	709	1,081	332	2,122	(20)	2,102	1,539

Total	$27,404	$72,650	$91,351	$191,405	$(125,713)	$65,692	$42,022

1.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements, and the netting of cash collateral received under credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category.

Lending Activities.  We manage the firm’s traditional credit origination activities, including funded loans, lending commitments and the William Street credit extension program, using the credit risk process, measures and limits described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.

Resale Agreements and Securities Borrowed.  The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced to the counterparty exceeds the value of the collateral received. Therefore, the firm’s credit exposure on these transactions is significantly lower than the amounts recorded on the condensed consolidated statement of financial condition (which represent fair value or contractual value before consideration of collateral received). The firm also has credit exposure on repurchase agreements and securities loaned, which are liabilities on our condensed consolidated statement of financial condition, to the extent that the value of collateral pledged to the counterparty for these transactions exceeds the amount of cash received.

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

During the three months ended March 2011, total credit exposures increased by $16.25 billion reflecting growth in loans and lending commitments as well as an increase in exposure from securities financing transactions. Counterparty defaults and the associated credit losses remained at low levels during the three months ended March 2011. The credit quality of the overall portfolio as of March 2011 was relatively unchanged from December 2010.

Credit Exposure by Industry

					Loans and		Securities
					Lending		Financing
	Cash		OTC Derivatives		Commitments [1]		Transactions [2]		Total
	As of		As of		As of		As of		As of
	March	December	March	December	March	December	March	December	March	December
in millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Asset Managers & Funds	$—	$—	$8,751	$8,760	$1,318	$1,317	$5,588	$4,999	$15,657	$15,076
Banks, Brokers & Other Financial Institutions	9,512	11,020	22,687	23,255	3,284	3,485	5,520	5,592	41,003	43,352
Consumer Products, Non-Durables, and Retail	—	—	1,343	1,082	10,579	8,141	—	—	11,922	9,223
Government & Central Banks	33,164	28,766	10,044	11,705	1,446	1,370	9,937	2,401	54,591	44,242
Healthcare & Education	—	—	2,141	2,161	6,184	5,754	186	199	8,511	8,114
Insurance	2	1	2,401	2,462	3,063	3,054	543	521	6,009	6,038
Natural Resources & Utilities	—	—	5,876	5,259	14,032	11,021	6	5	19,914	16,285
Real Estate	—	—	552	528	1,629	1,523	3	3	2,184	2,054
Technology, Media, Telecommunications & Services	—	1	1,376	1,694	9,603	7,690	17	13	10,996	9,398
Transportation	—	—	902	962	4,562	3,822	7	2	5,471	4,786
Other	5	—	6,849	7,824	5,540	6,007	55	59	12,449	13,890

Total	$42,683	$39,788	$62,922	$65,692	$61,240	$53,184	$21,862	$13,794	$188,707	$172,458

Credit Exposure by Region

					Loans and		Securities
					Lending		Financing
	Cash		OTC Derivatives		Commitments [1]		Transactions [2]		Total
	As of		As of		As of		As of		As of
	March	December	March	December	March	December	March	December	March	December
in millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Americas	$31,216	$34,528	$32,404	$34,468	$43,247	$38,151	$7,790	$7,634	$114,657	$114,781
EMEA [3]	889	810	23,530	23,396	17,323	14,451	12,689	4,953	54,431	43,610
Asia	10,578	4,450	6,988	7,828	670	582	1,383	1,207	19,619	14,067

Total	$42,683	$39,788	$62,922	$65,692	$61,240	$53,184	$21,862	$13,794	$188,707	$172,458

Credit Exposure by Credit Quality

					Loans and		Securities
					Lending		Financing
	Cash		OTC Derivatives		Commitments [1]		Transactions [2]		Total
	As of		As of		As of		As of		As of
	March	December	March	December	March	December	March	December	March	December
in millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Credit Rating Equivalent

AAA/Aaa	$26,843	$27,851	$3,483	$3,338	$1,804	$1,783	$1,192	$877	$33,322	$33,849
AA/Aa2	8,510	4,547	11,744	11,521	5,714	5,273	9,850	2,510	35,818	23,851
A/A2	6,014	5,603	24,794	26,996	19,136	15,766	9,295	8,771	59,239	57,136
BBB/Baa2	252	1,007	12,316	13,673	19,789	17,544	1,369	1,466	33,726	33,690
BB/Ba2 or lower	1,042	764	8,430	8,062	14,797	12,774	111	130	24,380	21,730
Unrated	22	16	2,155	2,102	—	44	45	40	2,222	2,202

Total	$42,683	$39,788	$62,922	$65,692	$61,240	$53,184	$21,862	$13,794	$188,707	$172,458

1.	Includes approximately $4 billion of loans as of both March 2011 and December 2010, and approximately $57 billion and $49 billion of lending commitments as of March 2011 and December 2010, respectively. Excludes approximately $14 billion of loans as of both March 2011 and December 2010, and lending commitments with a total notional value of approximately $3 billion as of both March 2011 and December 2010, that are risk managed as part of market risk using VaR and sensitivity measures.

2.	Represents credit exposure, net of securities collateral received on resale agreements and securities borrowed and net of cash received on repurchase agreements and securities loaned. These amounts are significantly lower than the amounts recorded on the condensed consolidated statements of financial condition, which represent fair value or contractual value before consideration of collateral received.

3.	EMEA (Europe, Middle East and Africa).

Operational Risk Management

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

Operational Risk Management Process
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

Recent Accounting Developments

See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information about Recent Accounting Developments.

Certain Risk Factors That May Affect Our Businesses

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal, regulatory and reputational risks. For a discussion of how management seeks to manage some of these risks, see “Overview and Structure of Risk Management.” A summary of the more important factors that could affect our businesses follows. For a further discussion of these and other important factors that could affect our businesses, financial condition, results of operations, cash flows and liquidity, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

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

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “Certain Risk Factors That May Affect Our Businesses” above, as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or continued weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Certain Risk Factors That May Affect Our Businesses” above, as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management” in Part I, Item 2 above.

Item 4.  Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of this Form 10-Q. See Note 27 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information on certain judicial, regulatory and legal proceedings.

Item 2.  Unregistered Sales of Equity Securities
and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2011.

				Total Number of Shares	Maximum Number of
	Total Number		Average Price	Purchased as Part of	Shares That May Yet Be
	of Shares		Paid per	Publicly Announced	Purchased Under the
Period	Purchased		Share	Plans or Programs [1]	Plans or Programs [1]

Month #1 (January 1, 2011 to January 31, 2011)	1,675,378	[2]	$164.03	1,600,000	33,956,376
Month #2 (February 1, 2011 to February 28, 2011)	3,900,000		165.76	3,900,000	30,056,376
Month #3 (March 1, 2011 to March 31, 2011)	3,500,000		160.06	3,500,000	26,556,376

Total	9,075,378			9,000,000

1.	On March 21, 2000, we announced that the Board of Directors of Group Inc. (Board) had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our Board adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We seek to use our share repurchase program to substantially offset increases in share count over time resulting from employee share-based compensation and to help maintain the appropriate level of common equity.

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

The total remaining authorization under the firm’s repurchase program was 26,317,556 shares as of April 21, 2011; the repurchase program has no set expiration or termination date. Any repurchase of our common stock requires approval by the Board of Governors of the Federal Reserve System.

2.	Includes 75,378 shares remitted by employees to satisfy minimum statutory withholding taxes on equity-based awards that were delivered to employees during the period.

Item 5.  Other Information

Amendment to Restated Certificate of Incorporation

On May 6, 2011, The Goldman Sachs Group, Inc. filed a Certificate of Elimination with the Secretary of State of the State of Delaware which, upon filing, had the effect of eliminating from our Restated Certificate of Incorporation all matters set forth therein with respect to the 50,000 shares of our 10% Cumulative Perpetual Preferred Stock, Series G, which had previously been redeemed in full from Berkshire Hathaway Inc. and certain of its subsidiaries. A copy of the Certificate of Elimination is attached as Exhibit 3.1 to this Form 10-Q and incorporated by reference herein. A Restated Certificate of Incorporation reflecting these changes was filed with the Secretary of State of the State of Delaware on May 6, 2011, and a copy is attached as Exhibit 3.2 to this Form 10-Q.

Item 6.  Exhibits

Exhibits

3.1	Certificate of Elimination of 10% Cumulative Perpetual Preferred Stock, Series G, of The Goldman Sachs Group, Inc.
3.2	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc.
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certifications.*
32.1	Section 1350 Certifications.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2011 and March 31, 2010, (ii) the Condensed Consolidated Statements of Financial Condition as of March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and year ended December 31, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010, (v) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and March 31, 2010, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Goldman Sachs Group, Inc.

By:	/s/ DAVID A. VINIAR
Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ SARAH E. SMITH
Name: Sarah E. Smith

Title:	Principal Accounting Officer

Date: May 9, 2011