Form 10-Q
period 2011-06-30
GOLDMAN SACHS GROUP INC
filed 2011-08-09
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

or

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
☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 29, 2011, there were 505,793,947 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

INDEX

Form 10-Q Item Number		Page No.

PART I	FINANCIAL INFORMATION	2
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2011 and June 30, 2010	2
	Condensed Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and year ended December 31, 2010	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010	5
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and June 30, 2010	6
	Notes to Condensed Consolidated Financial Statements	7
	Note 1. Description of Business	7
	Note 2. Basis of Presentation	7
	Note 3. Significant Accounting Policies	8
	Note 4. Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value	12
	Note 5. Fair Value Measurements	13
	Note 6. Cash Instruments	23
	Note 7. Derivatives and Hedging Activities	32
	Note 8. Fair Value Option	46
	Note 9. Collateralized Agreements and Financings	50
	Note 10. Securitization Activities	53
	Note 11. Variable Interest Entities	56
	Note 12. Other Assets	61
	Note 13. Goodwill and Identifiable Intangible Assets	62
	Note 14. Deposits	64
	Note 15. Short-Term Borrowings	64
	Note 16. Long-Term Borrowings	65
	Note 17. Other Liabilities and Accrued Expenses	68
	Note 18. Commitments, Contingencies and Guarantees	69
	Note 19. Shareholders’ Equity	74
	Note 20. Regulation and Capital Adequacy	77
	Note 21. Earnings Per Common Share	81
	Note 22. Transactions with Affiliated Funds	82
	Note 23. Interest Income and Interest Expense	83
	Note 24. Income Taxes	83
	Note 25. Business Segments	84
	Note 26. Credit Concentrations	88
	Note 27. Legal Proceedings	89
	Report of Independent Registered Public Accounting Firm	101
	Statistical Disclosures	102
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	106
Item 3	Quantitative and Qualitative Disclosures About Market Risk	167
Item 4	Controls and Procedures	167
PART II	OTHER INFORMATION	167
Item 1	Legal Proceedings	167
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	168
Item 6	Exhibits	169
SIGNATURES		170

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
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Six Months
	Ended June		Ended June
in millions, except per share amounts	2011	2010	2011	2010

Revenues
Investment banking	$1,448	$941	$2,717	$2,144
Investment management	1,188	1,046	2,362	2,054
Commissions and fees	894	978	1,913	1,858
Market making	1,736	2,850	6,198	9,235
Other principal transactions	602	1,407	3,214	3,288

Total non-interest revenues	5,868	7,222	16,404	18,579

Interest income	3,681	3,302	6,788	6,303
Interest expense	2,268	1,683	4,017	3,266

Net interest income	1,413	1,619	2,771	3,037

Net revenues, including net interest income	7,281	8,841	19,175	21,616

Operating expenses
Compensation and benefits	3,204	3,802	8,437	9,295

U.K. bank payroll tax	—	600	—	600

Brokerage, clearing, exchange and distribution fees	615	622	1,235	1,184
Market development	183	116	362	226
Communications and technology	210	186	408	362
Depreciation and amortization	372	437	962	809
Occupancy	252	274	519	530
Professional fees	263	227	496	409
Other expenses	570	1,129	1,104	1,594

Total non-compensation expenses	2,465	2,991	5,086	5,114

Total operating expenses	5,669	7,393	13,523	15,009

Pre-tax earnings	1,612	1,448	5,652	6,607
Provision for taxes	525	835	1,830	2,538

Net earnings	1,087	613	3,822	4,069
Preferred stock dividends	35	160	1,862	320

Net earnings applicable to common shareholders	$1,052	$453	$1,960	$3,749

Earnings per common share
Basic	$1.96	$0.82	$3.62	$6.87
Diluted	1.85	0.78	3.40	6.41

Dividends declared per common share	$0.35	$0.35	$0.70	$0.70

Average common shares outstanding
Basic	531.9	539.8	536.2	542.9
Diluted	569.5	580.4	576.4	585.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	June	December
in millions, except share and per share amounts	2011	2010

Assets

Cash and cash equivalents	$45,433	$39,788

Cash and securities segregated for regulatory and other purposes (includes $42,343 and $36,182 at fair value as of June 2011 and December 2010, respectively)	61,491	53,731

Collateralized agreements:

Securities purchased under agreements to resell and federal funds sold (includes $162,285 and $188,355 at fair value as of June 2011 and December 2010, respectively)	162,285	188,355

Securities borrowed (includes $61,865 and $48,822 at fair value as of June 2011 and December 2010, respectively)	175,472	166,306

Receivables from brokers, dealers and clearing organizations	16,785	10,437

Receivables from customers and counterparties (includes $7,674 and $7,202 at fair value as of June 2011 and December 2010, respectively)	77,367	67,703

Financial instruments owned, at fair value (includes $57,687 and $51,010 pledged as collateral as of June 2011 and December 2010, respectively)	370,605	356,953

Other assets	27,472	28,059

Total assets	$936,910	$911,332

Liabilities and shareholders’ equity

Deposits (includes $2,165 and $1,975 at fair value as of June 2011 and December 2010, respectively)	$39,004	$38,569

Collateralized financings:

Securities sold under agreements to repurchase, at fair value	155,450	162,345

Securities loaned (includes $4,839 and $1,514 at fair value as of June 2011 and December 2010, respectively)	14,474	11,212

Other secured financings (includes $26,448 and $31,794 at fair value as of June 2011 and December 2010, respectively)	34,520	38,377

Payables to brokers, dealers and clearing organizations	6,412	3,234

Payables to customers and counterparties	203,382	187,270

Financial instruments sold, but not yet purchased, at fair value	149,639	140,717

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $22,334 and $22,116 at fair value as of June 2011 and December 2010, respectively)	56,554	47,842

Unsecured long-term borrowings (includes $20,130 and $18,171 at fair value as of June 2011 and December 2010, respectively)	175,210	174,399

Other liabilities and accrued expenses (includes $7,487 and $2,972 at fair value as of June 2011 and December 2010, respectively)	29,909	30,011

Total liabilities	864,554	833,976

Commitments, contingencies and guarantees

Shareholders’ equity

Preferred stock, par value $0.01 per share; aggregate liquidation preference of $3,100 and $8,100 as of June 2011 and December 2010, respectively	3,100	6,957

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 790,705,627 and 770,949,268 shares issued as of June 2011 and December 2010, respectively, and 507,855,774 and 507,530,772 shares outstanding as of June 2011 and December 2010, respectively	8	8

Restricted stock units and employee stock options	5,200	7,706

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	44,955	42,103

Retained earnings	58,659	57,163

Accumulated other comprehensive loss	(347)	(286)

Stock held in treasury, at cost, par value $0.01 per share; 282,849,855 and 263,418,498 shares as of June 2011 and December 2010, respectively	(39,219)	(36,295)

Total shareholders’ equity	72,356	77,356

Total liabilities and shareholders’ equity	$936,910	$911,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended	Year Ended
	June	December
in millions	2011	2010

Preferred stock
Balance, beginning of year	$6,957	$6,957
Repurchased	(3,857)	—

Balance, end of period	3,100	6,957
Common stock
Balance, beginning of year	8	8
Issued	—	—

Balance, end of period	8	8
Restricted stock units and employee stock options
Balance, beginning of year	7,706	6,245
Issuance and amortization of restricted stock units and employee stock options	2,019	4,137
Delivery of common stock underlying restricted stock units	(4,453)	(2,521)
Forfeiture of restricted stock units and employee stock options	(68)	(149)
Exercise of employee stock options	(4)	(6)

Balance, end of period	5,200	7,706
Additional paid-in capital
Balance, beginning of year	42,103	39,770
Delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	4,545	3,067
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,782)	(972)
Excess net tax benefit related to share-based compensation	125	239
Cash settlement of share-based compensation	(36)	(1)

Balance, end of period	44,955	42,103
Retained earnings
Balance, beginning of year	57,163	50,252
Net earnings	3,822	8,354
Dividends and dividend equivalents declared on common stock and restricted stock units	(394)	(802)
Dividends on preferred stock	(1,932)	(641)

Balance, end of period	58,659	57,163
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(286)	(362)
Currency translation adjustment, net of tax	(35)	(38)
Pension and postretirement liability adjustments, net of tax	3	88
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(29)	26

Balance, end of period	(347)	(286)
Stock held in treasury, at cost
Balance, beginning of year	(36,295)	(32,156)
Repurchased	(2,981)	(4,185)
Reissued	57	46

Balance, end of period	(39,219)	(36,295)

Total shareholders’ equity	$72,356	$77,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended June
in millions	2011	2010

Cash flows from operating activities
Net earnings	$3,822	$4,069
Non-cash items included in net earnings
Depreciation and amortization	966	815
Share-based compensation	1,985	2,594
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(7,759)	(19,748)
Net receivables from brokers, dealers and clearing organizations	(3,170)	(1,336)
Net payables to customers and counterparties	3,884	3,263
Securities borrowed, net of securities loaned	(5,904)	(4,296)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	19,175	(3,452)
Financial instruments owned, at fair value	(9,966)	16,823
Financial instruments sold, but not yet purchased, at fair value	8,919	18,145
Other, net	703	(14,428)

Net cash provided by operating activities	12,655	2,449
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(520)	(452)
Proceeds from sales of property, leasehold improvements and equipment	33	49
Business acquisitions, net of cash acquired	(247)	(753)
Proceeds from sales of investments	966	445
Purchase of available-for-sale securities	(1,122)	(1,248)
Proceeds from sales of available-for-sale securities	1,339	1,269

Net cash provided by/(used for) investing activities	449	(690)
Cash flows from financing activities
Unsecured short-term borrowings, net	298	204
Other secured financings (short-term), net	(461)	1,392
Proceeds from issuance of other secured financings (long-term)	2,334	1,752
Repayment of other secured financings (long-term), including the current portion	(5,363)	(2,528)
Proceeds from issuance of unsecured long-term borrowings	17,470	9,518
Repayment of unsecured long-term borrowings, including the current portion	(13,686)	(13,458)
Derivative contracts with a financing element, net	244	536
Deposits, net	435	(2,394)
Preferred stock repurchased	(3,857)	—
Common stock repurchased	(2,980)	(2,269)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(2,326)	(722)
Proceeds from issuance of common stock, including stock option exercises	123	250
Excess tax benefit related to share-based compensation	346	271
Cash settlement of share-based compensation	(36)	(1)

Net cash used for financing activities	(7,459)	(7,449)

Net increase/(decrease) in cash and cash equivalents	5,645	(5,690)
Cash and cash equivalents, beginning of year	39,788	38,291

Cash and cash equivalents, end of period	$45,433	$32,601

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $4.02 billion and $3.75 billion during the six months ended June 2011 and June 2010, respectively.

Cash payments for income taxes, net of refunds, were $1.79 billion and $2.77 billion during the six months ended June 2011 and June 2010, respectively.

Non-cash activities:
The firm assumed $90 million of debt in connection with business acquisitions during the six months ended June 2010. In addition, in the first quarter of 2010, the firm recorded an increase of approximately $3 billion in both assets (primarily financial instruments owned, at fair value) and liabilities (primarily unsecured short-term borrowings and other liabilities) upon adoption of Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Net earnings	$1,087	$613	$3,822	$4,069
Currency translation adjustment, net of tax	(13)	(10)	(35)	(14)
Pension and postretirement liability adjustments, net of tax	2	5	3	11
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(6)	43	(29)	47

Comprehensive income	$1,070	$651	$3,761	$4,113

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

All references to June 2011 and June 2010, unless specifically stated otherwise, refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2011 and June 30, 2010, respectively. All references to March 2011 and December 2010, unless specifically stated otherwise, refer to the dates March 31, 2011 and December 31, 2010, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of June 2011 and December 2010, “Cash and cash equivalents” included $5.02 billion and $5.75 billion, respectively, of cash and due from banks, and $40.41 billion and $34.04 billion, respectively, of interest-bearing deposits with banks.

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (FASB Accounting Standards Codification (ASC) 820).  In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. The firm is currently evaluating the impact of adoption.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.  Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for further information about the fair value option. The table below presents the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value. Financial instruments owned, at fair value included $3.48 billion and $3.67 billion as of June 2011 and December 2010, respectively, of securities accounted for as available-for-sale, substantially all of which are held in the firm’s insurance subsidiaries.

	As of June 2011			As of December 2010
		Financial				Financial
		Instruments				Instruments
	Financial	Sold, But		Financial		Sold, But
	Instruments	Not Yet		Instruments		Not Yet
in millions	Owned	Purchased		Owned		Purchased

Commercial paper, certificates of deposit, time deposits and other money market instruments	$7,186	$—		$11,262	[4]	$—
U.S. government and federal agency obligations	87,075	29,392		84,928		23,264
Non-U.S. government obligations	55,023	28,622		40,675		29,009
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,693	—		6,200		5
Loans and securities backed by residential real estate	7,716	12		9,404		6
Loan portfolios [1]	1,238	—		1,438		—
Bank loans and bridge loans	18,927	1,823	[3]	18,039		1,487	[3]
Corporate debt securities	25,582	9,267		24,719		7,219
State and municipal obligations	3,328	—		2,792		—
Other debt obligations	2,554	4		3,232		—
Equities and convertible debentures	71,626	33,019		67,833		24,988
Commodities	10,133	8		13,138		9
Derivatives [2]	73,524	47,492		73,293		54,730

Total	$370,605	$149,639		$356,953		$140,717

1.	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate.

2.	Net of cash collateral received or posted under credit support agreements and reported on a net-by-counterparty basis when a legal right of setoff exists under an enforceable netting agreement.

3.	Includes the fair value of unfunded commitments to extend credit. The fair value of partially funded commitments is primarily included in “Financial instruments owned, at fair value.”

4.	Includes $4.06 billion as of December 2010 of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 18 for further information about the William Street credit extension program.

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

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Interest rates	$1,034	$(2,836)	$3,440	$(4,768)
Credit	929	2,216	2,980	6,449
Currencies	(984)	3,601	(2,590)	7,040
Equities	1,024	580	3,874	1,961
Commodities	(71)	77	886	686
Other	406	619	822	1,155

Total	$2,338	$4,257	$9,412	$12,523

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 financial assets are summarized below.

	As of
	June	March	December
in millions	2011	2011	2010

Total level 3 financial assets	$47,007	$45,843	$45,377
Total assets	$936,910	$933,289	$911,332
Total financial assets at fair value	$644,772	$641,556	$637,514
Total level 3 financial assets as a percentage of Total assets	5.0%	4.9%	5.0%
Total level 3 financial assets as a percentage of Total financial assets at fair value	7.3%	7.1%	7.1%

The increase in level 3 assets during the three months ended June 2011 primarily reflected an increase in private equity investments, principally due to transfers from level 2. The increase in level 3 assets during the six months ended June 2011 primarily reflected an increase in private equity investments, principally due to purchases and transfers from level 2, partially offset by a decrease in credit derivatives, primarily due to transfers to level 2 and settlements.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of June 2011
						Netting and
in millions	Level 1		Level 2		Level 3	Collateral		Total

Total cash instruments	$131,798		$130,418		$34,865	$—		$297,081
Total derivatives	157		166,689		11,522	(104,844	) [3]	73,524

Financial instruments owned, at fair value	131,955		297,107		46,387	(104,844)		370,605
Securities segregated for regulatory and other purposes	15,770	[1]	26,573	[2]	—	—		42,343
Securities purchased under agreements to resell	—		161,986		299	—		162,285
Securities borrowed	—		61,865		—	—		61,865
Receivables from customers and counterparties	—		7,353		321	—		7,674

Total	$147,725		$554,884		$47,007	$(104,844)		$644,772

	Financial Liabilities at Fair Value as of June 2011
					Netting and
in millions	Level 1	Level 2	Level 3		Collateral		Total

Total cash instruments	$89,231	$12,304	$612		$—		$102,147
Total derivatives	60	59,738	5,291		(17,597	) [3]	47,492

Financial instruments sold, but not yet purchased, at fair value	89,291	72,042	5,903		(17,597)		149,639
Deposits	—	2,165	—		—		2,165
Securities sold under agreements to repurchase	—	153,374	2,076		—		155,450
Securities loaned	—	4,839	—		—		4,839
Other secured financings	—	21,151	5,297		—		26,448
Unsecured short-term borrowings	—	19,233	3,101		—		22,334
Unsecured long-term borrowings	—	17,576	2,554		—		20,130
Other liabilities and accrued expenses	—	543	6,944		—		7,487

Total	$89,291	$290,923	$25,875	[4]	$(17,597)		$388,492

1.	Principally consists of U.S. Department of the Treasury (U.S. Treasury) securities and money market instruments, as well as insurance separate account assets measured at fair value.

2.	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

3.	Represents cash collateral and the impact of netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

4.	Level 3 liabilities were 6.7% of total financial liabilities at fair value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of December 2010
						Netting and
in millions	Level 1		Level 2		Level 3	Collateral		Total

Total cash instruments	$117,800		$133,653		$32,207	$—		$283,660
Total derivatives	93		172,513		12,772	(112,085	) [3]	73,293

Financial instruments owned, at fair value	117,893		306,166		44,979	(112,085)		356,953
Securities segregated for regulatory and other purposes	19,794	[1]	16,388	[2]	—	—		36,182
Securities purchased under agreements to resell	—		188,255		100	—		188,355
Securities borrowed	—		48,822		—	—		48,822
Receivables from customers and counterparties	—		6,904		298	—		7,202

Total	$137,687		$566,535		$45,377	$(112,085)		$637,514

	Financial Liabilities at Fair Value as of December 2010
					Netting and
in millions	Level 1	Level 2	Level 3		Collateral		Total

Total cash instruments	$75,668	$9,873	$446		$—		$85,987
Total derivatives	45	66,963	5,210		(17,488	) [3]	54,730

Financial instruments sold, but not yet purchased, at fair value	75,713	76,836	5,656		(17,488)		140,717
Deposits	—	1,975	—		—		1,975
Securities sold under agreements to repurchase	—	160,285	2,060		—		162,345
Securities loaned	—	1,514	—		—		1,514
Other secured financings	—	23,445	8,349		—		31,794
Unsecured short-term borrowings	—	18,640	3,476		—		22,116
Unsecured long-term borrowings	—	16,067	2,104		—		18,171
Other liabilities and accrued expenses	—	563	2,409		—		2,972

Total	$75,713	$299,325	$24,054	[4]	$(17,488)		$381,604

1.	Principally consists of U.S. Treasury securities and money market instruments, as well as insurance separate account assets measured at fair value.

2.	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

3.	Represents cash collateral and the impact of netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

4.	Level 3 liabilities were 6.3% of total financial liabilities at fair value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Unrealized Gains/(Losses)

Cash Instruments.  Level 3 cash instruments are frequently economically hedged with level 1 and level 2 cash instruments and/or level 1, level 2 and level 3 derivatives. Accordingly, gains or losses that are reported in level 3 can be partially offset by gains or losses attributable to level 1 or level 2 cash instruments and/or level 1, level 2 and level 3 derivatives. As a result, gains/(losses) included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

Derivatives.  Gains and losses on level 3 derivatives should be considered in the context of the following:

•	A derivative with level 1 and/or level 2 inputs is classified in level 3 in its entirety if it has at least one significant level 3 input.

•	If there is one significant level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., level 1 and level 2 inputs) is classified as level 3.

•	Gains or losses that have been reported in level 3 resulting from changes in level 1 or level 2 inputs are frequently offset by gains or losses attributable to level 1 or level 2 derivatives and/or level 1, level 2 and level 3 cash instruments. As a result, gains/(losses) included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

The table below presents the unrealized gains/(losses) on level 3 financial assets and financial liabilities at fair value still held at the period-end. See Notes 6 and 7 for further information about level 3 cash instruments and derivatives, respectively. See Note 8 for further information about other financial assets and financial liabilities at fair value under the fair value option.

	Level 3 Unrealized Gains/(Losses)
	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Cash instruments — assets	$746	$191	$1,913	$855
Cash instruments — liabilities	(95)	(109)	(67)	(60)

Net unrealized gains on level 3 cash instruments	651	82	1,846	795
Derivatives — net	456	1,386	93	2,852
Receivables from customers and counterparties	5	(21)	21	(48)
Other secured financings	5	50	(4)	39
Unsecured short-term borrowings	(82)	224	174	307
Unsecured long-term borrowings	(117)	124	(162)	137
Other liabilities and accrued expenses	(150)	(17)	(303)	47

Total	$768	$1,828	$1,665	$4,129

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Gains and losses in the table above include:

Three Months Ended June 2011

•	A net unrealized gain on cash instruments of $651 million, primarily consisting of unrealized gains on private equity investments, and bank loans and bridge loans, where prices were generally corroborated through market transactions for similar assets during the period.

•	A net unrealized gain on derivatives of $456 million, primarily reflecting an unrealized gain on credit derivatives attributable to changes in interest rates (which are level 2 inputs). This gain was partially offset by an unrealized loss on commodity derivatives, primarily due to changes in the volatility inputs (which are level 2 inputs) used to value these derivatives.

Three Months Ended June 2010

•	A net unrealized gain on cash instruments of $82 million, primarily consisting of unrealized gains across most asset classes, partially offset by unrealized losses on bank loans and bridge loans.

•	A net unrealized gain on derivatives of $1.39 billion, primarily driven by wider credit spreads (which are level 2 inputs) on the underlying instruments, as well as decreases in certain equity prices (which are either level 1 or level 2 inputs). These unrealized gains were substantially offset by unrealized losses on currency, interest rate and credit derivatives, which are classified within level 2 and are used to economically hedge derivatives classified within level 3.

Six Months Ended June 2011

•	A net unrealized gain on cash instruments of $1.85 billion, primarily consisting of unrealized gains on bank loans and bridge loans, reflecting generally favorable credit markets, primarily during the first quarter of 2011, and private equity investments, where prices were generally corroborated through market transactions for similar assets during the period.

•	A net unrealized gain on derivatives of $93 million, reflecting an unrealized gain on credit derivatives, primarily attributable to changes in interest rates (which are level 2 inputs), partially offset by an unrealized loss on currency derivatives, primarily due to changes in foreign exchange rates (which are level 2 inputs).

Six Months Ended June 2010

•	A net unrealized gain on cash instruments of $795 million, primarily consisting of unrealized gains on loans and securities backed by commercial real estate, private equity investments and real estate fund investments, loans and securities backed by residential real estate, and other debt obligations, evidenced by sales of similar assets in each of these asset classes during the period.

•	A net unrealized gain on derivatives of $2.85 billion, primarily attributable to changes in foreign exchange rates and interest rates (which are level 2 inputs) underlying certain credit derivatives. These unrealized gains were substantially offset by unrealized losses on currency, interest rate and credit derivatives, which are classified within level 2 and are used to economically hedge derivatives classified within level 3.

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

The tables below present a summary of changes in fair value for all financial assets and financial liabilities categorized as level 3 as of the end of the period.

See Notes 6 and 7 for further information about cash instruments and derivatives, respectively, included in level 3, including information about significant transfers in or out of level 3 financial assets. See Note 8 for other financial assets and financial liabilities at fair value under the fair value option.

	Level 3 Financial Assets at Fair Value for the Three Months Ended June 2011
				Net unrealized
				gains/(losses)					Net
		Net		relating to					transfers
	Balance,	realized		instruments					in and/or	Balance,
	beginning	gains/		still held at					(out) of	end of
in millions	of period	(losses)		period-end		Purchases	Sales	Settlements	level 3	period

Total cash instruments — assets	$33,526	$509	[1]	$746	[1]	$2,856	$(2,492)	$(1,378)	$1,098	$34,865
Total derivatives — net	6,803	(160	) [2]	456	[2,3]	414	(575)	59	(766)	6,231
Securities purchased under agreements to resell	158	—		—		181	—	(40)	—	299
Receivables from customers and counterparties	322	—		5		—	—	(6)	—	321

1.	The aggregate amounts include approximately $277 million, $606 million and $372 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

2.	The aggregate amounts include approximately $138 million and $158 million reported in “Market making” and “Other principal transactions,” respectively.

3.	Principally resulted from changes in level 2 inputs.

	Level 3 Financial Liabilities at Fair Value for the Three Months Ended June 2011
			Net unrealized
			(gains)/losses					Net
		Net	relating to					transfers
	Balance,	realized	instruments					in and/or	Balance,
	beginning	(gains)/	still held at					(out) of	end of
in millions	of period	losses	period-end	Purchases	Sales	Issuances	Settlements	level 3	period

Total cash instruments — liabilities	$482	$1	$95	$(130)	$201	$—	$(21)	$(16)	$612
Securities sold under agreements to repurchase, at fair value	1,946	—	—	—	—	130	—	—	2,076
Other secured financings	7,107	9	(5)	—	—	261	(2,091)	16	5,297
Unsecured short-term borrowings	3,209	(41)	82	(23)	—	179	(438)	133	3,101
Unsecured long-term borrowings	2,404	6	117	(34)	—	22	(2)	41	2,554
Other liabilities and accrued expenses	6,852	—	150	—	—	—	(58)	—	6,944

There were no significant transfers in or out of level 3 financial liabilities during the three months ended June 2011.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets at Fair Value for the Six Months Ended June 2011
				Net unrealized
				gains/(losses)					Net
		Net		relating to					transfers
	Balance,	realized		instruments					in and/or	Balance,
	beginning	gains/		still held at					(out) of	end of
in millions	of year	(losses)		period-end		Purchases	Sales	Settlements	level 3	period

Total cash instruments — assets	$32,207	$912	[1]	$1,913	[1]	$7,452	$(4,106)	$(2,956)	$(557)	$34,865
Total derivatives — net	7,562	(133	) [2]	93	[2,3]	776	(843)	(414)	(810)	6,231
Securities purchased under agreements to resell	100	2		—		245	—	(48)	—	299
Receivables from customers and counterparties	298	—		21		14	—	(12)	—	321

1.	The aggregate amounts include approximately $688 million, $1.38 billion and $758 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

2.	The aggregate amounts include approximately $(52) million and $12 million reported in “Market making” and “Other principal transactions,” respectively.

3.	Principally resulted from changes in level 2 inputs.

	Level 3 Financial Liabilities at Fair Value for the Six Months Ended June 2011
			Net unrealized
			(gains)/losses					Net
		Net	relating to					transfers
	Balance,	realized	instruments					in and/or	Balance,
	beginning	(gains)/	still held at					(out) of	end of
in millions	of year	losses	period-end	Purchases	Sales	Issuances	Settlements	level 3	period

Total cash instruments — liabilities	$446	$(15)	$67	$(193)	$325	$—	$(15)	$(3)	$612
Securities sold under agreements to repurchase, at fair value	2,060	—	—	—	—	194	(178)	—	2,076
Other secured financings	8,349	9	4	—	—	274	(3,356)	17	5,297
Unsecured short-term borrowings	3,476	68	(174)	(31)	—	541	(666)	(113)	3,101
Unsecured long-term borrowings	2,104	10	162	(50)	—	291	(73)	110	2,554
Other liabilities and accrued expenses	2,409	—	303	4,337	—	—	(105)	—	6,944

Significant transfers in or out of level 3 financial liabilities during the six months ended June 2011 included:

•	Unsecured short-term borrowings and Unsecured long-term borrowings: net transfer out of level 3 of $113 million and net transfer into level 3 of

$110 million, respectively, principally due to a transfer of approximately $230 million from level 3 Unsecured short-term borrowings to level 3 Unsecured long-term borrowings related to an extension in the tenor of certain borrowings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets at Fair Value for the Three Months Ended June 2010
				Net unrealized
				gains/(losses)
		Net		relating to		Net	Net
	Balance,	realized		instruments		purchases,	transfers in	Balance,
	beginning	gains/		still held at		sales and	and/or (out)	end of
in millions	of period	(losses)		period-end		settlements	of level 3	period

Total cash instruments — assets	$32,528	$334	[1]	$191	[1]	$(667)	$(435)	$31,951
Total derivatives — net	6,336	(104	) [2]	1,386	[2,3]	(89)	343	7,872
Securities purchased under agreements to resell	268	—		—		—	(268)	—
Receivables from customers and counterparties	234	5		(21)		—	—	218

1.	The aggregate amounts include approximately $28 million, $145 million and $352 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

2.	The aggregate amounts include approximately $999 million and $283 million reported in “Market making” and “Other principal transactions,” respectively.

3.	Principally resulted from changes in level 2 inputs.

	Level 3 Financial Liabilities at Fair Value for the Three Months Ended June 2010
			Net unrealized	Net
			(gains)/losses	purchases,	Net
		Net	relating to	sales,	transfers
	Balance,	realized	instruments	issuances	in and/or	Balance,
	beginning	(gains)/	still held at	and	(out) of	end of
in millions	of period	losses	period-end	settlements	level 3	period

Total cash instruments — liabilities	$483	$(112)	$109	$113	$2	$595
Securities sold under agreements to repurchase, at fair value	1,055	—	—	531	(167)	1,419
Other secured financings	8,139	12	(50)	38	(53)	8,086
Unsecured short-term borrowings	2,994	47	(224)	(224)	175	2,768
Unsecured long-term borrowings	1,715	2	(124)	(53)	359	1,899
Other liabilities and accrued expenses	2,327	2	17	21	19	2,386

There were no significant transfers in or out of level 3 financial liabilities during the three months ended June 2010.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets at Fair Value for the Six Months Ended June 2010
				Net unrealized
				gains/(losses)			Net
		Net		relating to		Net	transfers
	Balance,	realized		instruments		purchases,	in and/or	Balance,
	beginning	gains/		still held at		sales and	(out) of	end of
in millions	of year	(losses)		period-end		settlements	level 3	period

Total cash instruments — assets	$34,879	$735	[1]	$855	[1]	$(2,062)	$(2,456)	$31,951
Total derivatives — net	5,196	(401	) [2]	2,852	[2,3]	153	72	7,872
Receivables from customers and counterparties	—	10		(48)		—	256	218

1.	The aggregate amounts include approximately $416 million, $516 million and $658 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

2.	The aggregate amounts include approximately $2.19 billion and $263 million reported in “Market making” and “Other principal transactions,” respectively.

3.	Principally resulted from changes in level 2 inputs.

	Level 3 Financial Liabilities at Fair Value for the Six Months Ended June 2010
			Net unrealized	Net
			(gains)/losses	purchases,	Net
		Net	relating to	sales,	transfers
	Balance,	realized	instruments	issuances	in and/or	Balance,
	beginning	(gains)/	still held at	and	(out) of	end of
in millions	of year	losses	period-end	settlements	level 3	period

Total cash instruments — liabilities	$ 572	$(132)	$60	$169	$(74)	$595
Securities sold under agreements to repurchase, at fair value	394	—	—	1,025	—	1,419
Other secured financings	6,756	21	(39)	1,174	174	8,086
Unsecured short-term borrowings	2,310	67	(307)	(267)	965	2,768
Unsecured long-term borrowings	3,077	15	(137)	(19)	(1,037)	1,899
Other liabilities and accrued expenses	1,913	5	(47)	22	493	2,386

Significant transfers in or out of level 3 financial liabilities during the six months ended June 2010, which were principally due to the consolidation of certain VIEs upon adoption of ASU No. 2009-17 as of January 1, 2010, included:

•	Unsecured long-term borrowings: net transfer out of level 3 of $1.04 billion, principally due to the consolidation of certain VIEs, which caused the firm’s borrowings from these VIEs to become intercompany borrowings which were eliminated in consolidation. Substantially all of these borrowings were level 3.

•	Unsecured short-term borrowings: net transfer into level 3 of $965 million, principally due to the consolidation of certain VIEs.

•	Other liabilities and accrued expenses: net transfer into level 3 of $493 million, principally due to an increase in subordinated liabilities issued by certain consolidated VIEs.

•	Other secured financings: net transfer into level 3 of $174 million, principally due to the consolidation of certain VIEs.

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

Valuation adjustments are typically made to level 2 cash instruments (i) if the cash instrument is subject to transfer restrictions and/or (ii) for other premiums and discounts that a market participant would require to arrive at fair value. Valuation adjustments are generally based on market evidence.

Level 3 Cash Instruments
Level 3 cash instruments have one or more significant valuation inputs that are not observable. Absent evidence to the contrary, level 3 cash instruments are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequently, the firm uses other methodologies to determine fair value, which vary based on the type of instrument. Valuation inputs and assumptions are changed when corroborated by substantive observable evidence, including values realized on sales of level 3 financial assets.

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

Significant inputs are determined based on relative value analyses, which incorporate comparisons to recent auction data for other similar loan portfolios. Significant inputs include:

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

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of June 2011
in millions	Level 1		Level 2		Level 3		Total

Commercial paper, certificates of deposit, time deposits and other money market instruments	$3,354		$3,832		$—		$7,186
U.S. government and federal agency obligations	34,736		52,339		—		87,075
Non-U.S. government obligations	49,036		5,987		—		55,023
Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—		4,298		2,395		6,693
Loans and securities backed by residential real estate	—		4,981		2,735		7,716
Loan portfolios	—		—		1,238		1,238
Bank loans and bridge loans	—		8,744		10,183		18,927
Corporate debt securities [2]	114		22,721		2,747		25,582
State and municipal obligations	—		2,685		643		3,328
Other debt obligations [2]	—		1,082		1,472		2,554
Equities and convertible debentures	44,558	[3]	13,616	[4]	13,452	[5]	71,626
Commodities	—		10,133		—		10,133

Total	$131,798		$130,418		$34,865		$297,081

	Cash Instrument Liabilities at Fair Value as of June 2011
in millions	Level 1		Level 2		Level 3		Total

U.S. government and federal agency obligations	$29,194		$198		$—		$29,392
Non-U.S. government obligations	27,763		859		—		28,622
Mortgage and other asset-backed loans and securities:
Loans and securities backed by residential real estate	—		8		4		12
Bank loans and bridge loans	—		1,240		583		1,823
Corporate debt securities [6]	78		9,168		21		9,267
Other debt obligations	—		4		—		4
Equities and convertible debentures [7]	32,196		819		4		33,019
Commodities	—		8		—		8

Total	$89,231		$12,304		$612		$102,147

1.	Includes $210 million and $684 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $786 million and $1.45 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of publicly listed equity securities.

4.	Principally consists of restricted and less liquid publicly listed securities.

5.	Includes $11.93 billion of private equity investments, $1.17 billion of real estate investments and $348 million of convertible debentures.

6.	Includes $14 million of CDOs and CLOs backed by corporate obligations in level 3.

7.	Substantially all consists of publicly listed equity securities.

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

See Note 5 for further information about unrealized gains and losses on level 3 cash instruments.

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended June 2011
			Net unrealized
			gains/(losses)				Net
		Net	relating to				transfers
	Balance,	realized	instruments				in and/or	Balance,
	beginning	gains/	still held at				(out) of	end of
in millions	of period	(losses)	period-end	Purchases [1]	Sales	Settlements	level 3	period

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$2,521	$41	$31	$302	$(436)	$(225)	$161	$2,395
Loans and securities backed by residential real estate	2,636	60	15	382	(183)	(148)	(27)	2,735
Loan portfolios	1,312	(15)	62	3	(44)	(44)	(36)	1,238
Bank loans and bridge loans	9,929	189	220	1,249	(559)	(524)	(321)	10,183
Corporate debt securities	3,138	93	14	404	(627)	(127)	(148)	2,747
State and municipal obligations	742	1	4	26	(119)	(2)	(9)	643
Other debt obligations	1,483	51	20	158	(316)	(90)	166	1,472
Equities and convertible debentures	11,765	89	380	332	(208)	(218)	1,312	13,452

Total	$33,526	$509	$746	$2,856	$(2,492)	$(1,378)	$1,098	$34,865

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended June 2011
			Net unrealized
			(gains)/losses				Net
		Net	relating to				transfers
	Balance,	realized	instruments				in and/or	Balance,
	beginning	(gains)/	still held at				(out) of	end of
in millions	of period	losses	period-end	Purchases	Sales	Settlements	level 3	period

Total	$482	$1	$95	$(130)	$201	$(21)	$(16)	$612

1.	Includes both originations and secondary market purchases.

Significant transfers in or out of level 3 financial assets during the three months ended June 2011 included:

•	Equities and convertible debentures: net transfer into level 3 of $1.31 billion, principally due to transfers into level 3 of certain private equity investments due to reduced transparency of market prices, partially offset by transfers to level 2 of certain private equity investments due to improved transparency of market prices as a result of market transactions in these financial instruments.

•	Bank loans and bridge loans: net transfer out of level 3 of $321 million, principally due to transfers to level 2 of certain loans due to improved transparency of market prices as a result of market transactions in these financial instruments, partially offset by transfers to level 3 of certain loans due to reduced transparency of market prices as a result of less market activity in these financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Cash Instrument Assets at Fair Value for the Six Months Ended June 2011
			Net unrealized
			gains/(losses)				Net
		Net	relating to				transfers
	Balance,	realized	instruments				in and/or	Balance,
	beginning	gains/	still held at				(out) of	end of
in millions	of year	(losses)	period-end	Purchases [1]	Sales	Settlements	level 3	period

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$2,819	$79	$142	$659	$(803)	$(304)	$(197)	$2,395
Loans and securities backed by residential real estate	2,373	122	90	829	(394)	(369)	84	2,735
Loan portfolios	1,285	7	81	16	(77)	(187)	113	1,238
Bank loans and bridge loans	9,905	344	721	2,269	(802)	(1,330)	(924)	10,183
Corporate debt securities	2,737	209	148	1,154	(889)	(173)	(439)	2,747
State and municipal obligations	754	3	4	29	(135)	(3)	(9)	643
Other debt obligations	1,274	87	48	441	(306)	(153)	81	1,472
Equities and convertible debentures	11,060	61	679	2,055	(700)	(437)	734	13,452

Total	$32,207	$912	$1,913	$7,452	$(4,106)	$(2,956)	$(557)	$34,865

	Level 3 Cash Instrument Liabilities at Fair Value for the Six Months Ended June 2011
			Net unrealized
			(gains)/losses				Net
		Net	relating to				transfers
	Balance,	realized	instruments				in and/or	Balance,
	beginning	(gains)/	still held at				(out) of	end of
in millions	of year	losses	period-end	Purchases	Sales	Settlements	level 3	period

Total	$446	$(15)	$67	$(193)	$325	$(15)	$(3)	$612

1.	Includes both originations and secondary market purchases.

Significant transfers in or out of level 3 financial assets during the six months ended June 2011 included:

•	Bank loans and bridge loans: net transfer out of level 3 of $924 million, principally due to transfers to level 2 of certain loans due to improved transparency of market prices as a result of market transactions in these financial instruments, partially offset by transfers to level 3 of certain loans due to reduced transparency of market prices as a result of less market activity in these financial instruments.

•	Equities and convertible debentures: net transfer into level 3 of $734 million, principally due to transfers to level 3 of certain private equity investments due to reduced transparency of market prices, partially offset by transfers to level 2 of certain private equity investments due to improved transparency of market prices as a result of market transactions in these financial instruments.

•	Corporate debt securities: net transfer out of level 3 of $439 million, principally due to transfers to level 2 of certain corporate debt securities due to increased transparency of market prices as a result of market transactions in these financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended June 2010
			Net unrealized
			gains/(losses)		Net
		Net	relating to	Net	transfers
	Balance,	realized	instruments	purchases,	in and/or	Balance,
	beginning	gains/	still held at	sales and	(out) of	end of
in millions	of period	(losses)	period-end	settlements	level 3	period

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$4,070	$88	$60	$(327)	$(23)	$3,868
Loans and securities backed by residential real estate	2,131	57	61	37	(162)	2,124
Loan portfolios	1,291	4	(16)	(72)	51	1,258
Bank loans and bridge loans	9,323	134	(205)	(162)	483	9,573
Corporate debt securities	2,703	36	49	(202)	6	2,592
State and municipal obligations	870	(5)	34	(73)	(1)	825
Other debt obligations	1,487	(1)	78	(116)	(72)	1,376
Equities and convertible debentures	10,653	21	130	248	(717)	10,335

Total	$32,528	$334	$191	$(667)	$(435)	$31,951

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended June 2010
			Net unrealized
			(gains)/losses		Net
		Net	relating to	Net	transfers
	Balance,	realized	instruments	purchases,	in and/or	Balance,
	beginning	(gains)/	still held at	sales and	(out) of	end of
in millions	of period	losses	period-end	settlements	level 3	period

Total	$483	$(112)	$109	$113	$2	$595

Significant transfers in or out of level 3 financial assets during the three months ended June 2010 included:

•	Bank loans and bridge loans: net transfer into level 3 of $483 million, principally reflecting transfers from level 2 of certain loans due to reduced transparency of market prices as a result of less market activity in these loans.

•	Equities and convertible debentures: net transfer out of level 3 of $717 million, principally due to transfers to level 2 of certain private equity investments reflecting improved transparency of market prices as a result of market transactions.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Cash Instrument Assets at Fair Value for the Six Months Ended June 2010
			Net unrealized
			gains/(losses)		Net
			relating to	Net	transfers
	Balance,	Net	instruments	purchases,	in and/or	Balance,
	beginning	realized	still held at	sales and	(out) of	end of
in millions	of year	gains/(losses)	period-end	settlements	level 3	period

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$4,620	$172	$202	$(1,002)	$(124)	$3,868
Loans and securities backed by residential real estate	1,880	66	143	52	(17)	2,124
Loan portfolios	1,364	28	(6)	(194)	66	1,258
Bank loans and bridge loans	9,560	260	83	(404)	74	9,573
Corporate debt securities	2,235	72	141	793	(649)	2,592
State and municipal obligations	1,114	(3)	26	(299)	(13)	825
Other debt obligations	2,235	(10)	119	(105)	(863)	1,376
Equities and convertible debentures	11,871	150	147	(903)	(930)	10,335

Total	$34,879	$735	$855	$(2,062)	$(2,456)	$31,951

	Level 3 Cash Instrument Liabilities at Fair Value for the Six Months Ended June 2010
			Net unrealized
			(gains)/losses		Net
			relating to	Net	transfers
	Balance,	Net	instruments	purchases,	in and/or	Balance,
	beginning	realized	still held at	sales and	(out) of	end of
in millions	of year	(gains)/losses	period-end	settlements	level 3	period

Total	$572	$(132)	$60	$169	$(74)	$595

Significant transfers in or out of level 3 financial assets during the six months ended June 2010 included:

•	Equities and convertible debentures: net transfer out of level 3 of $930 million, principally due to transfers into level 2 of certain private equity investments reflecting improved transparency of market prices as a result of market transactions.

•	Other debt obligations: net transfer out of level 3 of $863 million, principally due to a reduction in financial instruments as a result of the consolidation of a VIE, which holds real estate assets. Such assets are included in “Other assets” in the condensed consolidated statements of financial condition.

•	Corporate debt securities: net transfer out of level 3 of $649 million, principally due to a reduction in financial instruments as a result of the consolidation of a VIE, which holds identifiable intangible assets, as a result of the adoption of ASU No. 2009-17. Such assets are included in “Other assets” in the condensed consolidated statements of financial condition.

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

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of June 2011		As of December 2010
	Fair Value of	Unfunded	Fair Value of	Unfunded
in millions	Investments	Commitments	Investments	Commitments

Private equity funds [1]	$8,507	$4,326	$7,911	$4,816
Private debt funds [2]	3,884	3,406	4,267	3,721
Hedge funds [3]	3,213	—	3,169	—
Real estate and other funds [4]	1,292	1,809	1,246	1,884

Total	$16,896	$9,541	$16,593	$10,421

1.	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations and growth investments.

2.	These funds generally invest in loans and other fixed income instruments and are focused on providing private high-yield capital for mid- to large-sized leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers.

3.	These funds are primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies including long/short equity, credit, convertibles, risk arbitrage/special situations and capital structure arbitrage.

4.	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

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

Risk Management.  The firm also enters into derivatives to actively manage risk exposures that arise from market-making and investing and lending activities in derivative and cash instruments. The firm’s holdings and exposures are hedged, in many cases, on either a portfolio or risk-specific basis, as opposed to an instrument-by-instrument basis. The offsetting impact of this economic hedging is reflected in the same business segment as the related revenues. In addition, the firm may enter into derivatives designated as hedges under U.S. GAAP. These derivatives are used to manage foreign currency exposure on the net investment in certain non-U.S. operations and to manage interest rate exposure in certain fixed-rate unsecured long-term and short-term borrowings, and certificates of deposit.

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

Substantially all gains and losses on derivatives not designated as hedges under ASC 815 are included in “Market making” and “Other principal transactions.”

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The table below presents the fair value of exchange-traded and OTC derivatives on a net-by-counterparty basis.

	As of June 2011		As of December 2010
	Derivative	Derivative	Derivative	Derivative
in millions	Assets	Liabilities	Assets	Liabilities

Exchange-traded	$4,878	$2,877	$7,601	$2,794
Over-the-counter	68,646	44,615	65,692	51,936

Total	$73,524	$47,492	$73,293	$54,730

The table below presents the fair value and the number of derivative contracts by major product type on a gross basis. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash collateral received or posted under credit support agreements, and therefore are not representative of the firm’s exposure.

	As of June 2011			As of December 2010
	Derivative	Derivative	Number of	Derivative	Derivative	Number of
in millions, except number of contracts	Assets	Liabilities	Contracts	Assets	Liabilities	Contracts

Derivatives not accounted for as hedges
Interest rates	$432,136	$388,733	283,299	$463,145	$422,514	272,279
Credit	120,043	100,329	357,818	127,153	104,407	367,779
Currencies	84,280	67,173	288,321	87,959	70,273	222,706
Commodities	35,348	37,468	74,870	36,689	41,666	70,890
Equities	67,975	51,807	421,571	65,815	51,948	289,059

Subtotal	739,782	645,510	1,425,879	780,761	690,808	1,222,713

Derivatives accounted for as hedges
Interest rates	19,169	18	956	23,396	33	997
Currencies	4	148	68	6	162	72

Subtotal	19,173	166	1,024	23,402	195	1,069

Gross fair value of derivatives	$758,955	$645,676	1,426,903	$804,163	$691,003	1,223,782

Counterparty netting [1]	(582,524)	(582,524)		(620,553)	(620,553)
Cash collateral netting [2]	(102,907)	(15,660)		(110,317)	(15,720)

Fair value included in financial instruments owned	$73,524			$73,293

Fair value included in financial instruments sold, but not yet purchased		$47,492			$54,730

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

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

Level 3 Derivatives
Level 3 OTC derivatives are valued using models which utilize observable level 1 and/or level 2 inputs, as well as unobservable level 3 inputs.

•	For the majority of the firm’s interest rate and currency derivatives classified within level 3, the significant unobservable inputs are correlations of certain currencies and interest rates (e.g., the correlation of Japanese yen foreign exchange rates to U.S. dollar interest rates).

•	For credit derivatives classified within level 3, significant level 3 inputs include long-dated credit and funding spreads, as well as certain correlation inputs required to value credit and mortgage derivatives (e.g., the likelihood of default of the underlying reference obligations relative to one another).

•	For level 3 equity derivatives, significant level 3 inputs generally include equity volatility inputs for options that are very long-dated and/or have strike prices that differ significantly from current market prices. In addition, the valuation of certain structured trades requires the use of level 3 inputs for the correlation of the price performance for two or more individual stocks.

•	For level 3 commodity derivatives, significant level 3 inputs include volatilities for options with strike prices that differ significantly from current market prices and prices for certain products for which the product quality is not aligned with benchmark indices.

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

	Derivative Assets at Fair Value as of June 2011
				Cross-Level
in millions	Level 1	Level 2	Level 3	Netting		Total

Interest rates	$90	$451,134	$81	$—		$451,305
Credit	—	109,832	10,211	—		120,043
Currencies	—	82,194	2,090	—		84,284
Commodities	—	33,592	1,756	—		35,348
Equities	67	66,235	1,673	—		67,975

Gross fair value of derivative assets	157	742,987	15,811	—		758,955
Counterparty netting [1]	—	(576,298)	(4,289)	(1,937	) [3]	(582,524)

Subtotal	$157	$166,689	$11,522	$(1,937)		$176,431
Cash collateral netting [2]						(102,907)

Fair value included in financial instruments owned						$73,524

	Derivative Liabilities at Fair Value as of June 2011
				Cross-Level
in millions	Level 1	Level 2	Level 3	Netting		Total

Interest rates	$41	$388,437	$273	$—		$388,751
Credit	—	96,137	4,192	—		100,329
Currencies	—	66,354	967	—		67,321
Commodities	—	35,896	1,572	—		37,468
Equities	19	49,212	2,576	—		51,807

Gross fair value of derivative liabilities	60	636,036	9,580	—		645,676
Counterparty netting [1]	—	(576,298)	(4,289)	(1,937	) [3]	(582,524)

Subtotal	$60	$59,738	$5,291	$(1,937)		$63,152
Cash collateral netting [2]						(15,660)

Fair value included in financial instruments sold, but not yet purchased						$47,492

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

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

See Note 5 for further information about unrealized gains and losses on level 3 derivatives.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended June 2011
			Net unrealized
	Asset/		gains/(losses)				Net	Asset/
	(liability)	Net	relating to				transfers	(liability)
	balance,	realized	instruments				in and/or	balance,
	beginning	gains/	still held at				(out) of	end of
in millions	of period	(losses)	period-end	Purchases	Sales	Settlements	level 3	period

Interest rates — net	$(97)	$(18)	$(10)	$9	$—	$14	$(90)	$(192)
Credit — net	6,591	95	568	99	(262)	(145)	(927)	6,019
Currencies — net	1,132	(22)	(17)	7	(8)	2	29	1,123
Commodities — net	193	(131)	(159)	118	(91)	143	111	184
Equities — net	(1,016)	(84)	74	181	(214)	45	111	(903)

Total derivatives — net	$6,803	$(160)	$456	$414	$(575)	$59	$(766)	$6,231

	Level 3 Derivative Assets and Liabilities at Fair Value for the Six Months Ended June 2011
			Net unrealized
	Asset/		gains/(losses)				Net	Asset/
	(liability)	Net	relating to				transfers	(liability)
	balance,	realized	instruments				in and/or	balance,
	beginning	gains/	still held at				(out) of	end of
in millions	of period	(losses)	period-end	Purchases	Sales	Settlements	level 3	period

Interest rates — net	$194	$(36)	$(33)	$9	$(2)	$20	$(344)	$(192)
Credit — net	7,040	136	388	140	(334)	(465)	(886)	6,019
Currencies — net	1,098	(31)	(180)	35	(12)	(51)	264	1,123
Commodities — net	220	(223)	(33)	277	(122)	78	(13)	184
Equities — net	(990)	21	(49)	315	(373)	4	169	(903)

Total derivatives — net	$7,562	$(133)	$93	$776	$(843)	$(414)	$(810)	$6,231

Significant transfers in or out of level 3 during the three months ended June 2011 included:

•	Credit — net: net transfer out of level 3 of $927 million, principally due to increased transparency of market prices for certain derivatives as a result of market transactions in these financial instruments, as well as unobservable inputs no longer being significant to the valuation of certain derivatives.

Significant transfers in or out of level 3 during the six months ended June 2011 included:

•	Credit — net: net transfer out of level 3 of $886 million, principally due to increased transparency of market prices for certain derivatives as a result of market transactions in these financial instruments, as well as unobservable inputs no longer being significant to the valuation of certain derivatives.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended June 2010
			Net unrealized
	Asset/		gains/(losses)		Net	Asset/
	(liability)	Net	relating to	Net	transfers	(liability)
	balance,	realized	instruments	purchases,	in and/or	balance,
	beginning	gains/	still held at	sales and	(out) of	end of
in millions	of period	(losses)	period-end	settlements	level 3	period

Interest rates — net	$94	$(6)	$43	$(51)	$(195)	$(115)
Credit — net	7,137	(1)	949	83	358	8,526
Currencies — net	468	—	75	287	270	1,100
Commodities — net	(244)	(92)	(4)	92	(23)	(271)
Equities — net	(1,119)	(5)	323	(500)	(67)	(1,368)

Total derivatives — net	$6,336	$(104)	$1,386	$(89)	$343	$7,872

	Level 3 Derivative Assets and Liabilities at Fair Value for the Six Months Ended June 2010
			Net unrealized
	Asset/		gains/(losses)		Net	Asset/
	(liability)	Net	relating to	Net	transfers	(liability)
	balance,	realized	instruments	purchases,	in and/or	balance,
	beginning	gains/	still held at	sales and	(out) of	end of
in millions	of period	(losses)	period-end	settlements	level 3	period

Interest rates — net	$(71)	$(14)	$7	$21	$(58)	$(115)
Credit — net	6,366	(39)	2,238	(19)	(20)	8,526
Currencies — net	215	(37)	64	331	527	1,100
Commodities — net	(90)	(259)	105	259	(286)	(271)
Equities — net	(1,224)	(52)	438	(439)	(91)	(1,368)

Total derivatives — net	$5,196	$(401)	$2,852	$153	$72	$7,872

There were no significant transfers in or out of level 3 during the three months ended June 2010.

Significant transfers in or out of level 3 during the six months ended June 2010 included:

•	Currencies — net: net transfer into level 3 of $527 million, principally due to reduced transparency of the correlation inputs used to value certain currency derivatives.

Impact of Credit Spreads on Derivatives
On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivatives through changes in credit mitigants or the sale or unwind of the contracts.

The net gain attributable to the impact of changes in credit exposure and credit spreads on derivatives was $156 million and $145 million for the three months ended June 2011 and June 2010, respectively, and $131 million and $189 million for the six months ended June 2011 and June 2010, respectively.

Bifurcated Embedded Derivatives
The table below presents derivatives, primarily equity and interest rate products, that have been bifurcated from their related borrowings. These derivatives are recorded at fair value and included in “Unsecured short-term borrowings” and “Unsecured long-term borrowings.” See Note 8 for further information.

	As of
in millions, except number	June	December
of contracts	2011	2010

Fair value of assets	$398	$383
Fair value of liabilities	322	267

Net	$76	$116

Number of contracts	341	338

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

in millions	OTC Derivatives as of June 2011

Assets
	0-12	1-5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$7,590	$28,596	$62,772	$98,958
Credit	2,289	14,784	12,068	29,141
Currencies	9,400	12,381	14,266	36,047
Commodities	5,708	5,439	500	11,647
Equities	5,312	13,023	6,899	25,234
Netting across product types [1]	(2,496)	(6,120)	(4,715)	(13,331)

Subtotal	$27,803	$68,103	$91,790	187,696
Cross maturity netting [2]				(16,143)
Cash collateral netting [3]				(102,907)

Total				$68,646

Liabilities
	0-12	1-5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$3,790	$14,317	$18,302	$36,409
Credit	1,220	5,056	3,152	9,428
Currencies	8,696	5,121	5,290	19,107
Commodities	5,087	6,565	1,847	13,499
Equities	3,350	4,644	3,312	11,306
Netting across product types [1]	(2,496)	(6,120)	(4,715)	(13,331)

Subtotal	$19,647	$29,583	$27,188	76,418
Cross maturity netting [2]				(16,143)
Cash collateral netting [3]				(15,660)

Total				$44,615

1.	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

in millions	OTC Derivatives as of December 2010

Assets
	0-12	1-5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$7,137	$34,384	$60,750	$102,271
Credit	2,777	16,145	13,525	32,447
Currencies	9,968	10,696	14,868	35,532
Commodities	5,664	5,996	248	11,908
Equities	4,795	10,942	7,037	22,774
Netting across product types [1]	(2,937)	(5,513)	(5,077)	(13,527)

Subtotal	$27,404	$72,650	$91,351	$191,405
Cross maturity netting [2]				(15,396)
Cash collateral netting [3]				(110,317)

Total				$65,692

Liabilities
	0-12	1-5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$4,470	$14,072	$19,760	$38,302
Credit	1,024	4,862	3,816	9,702
Currencies	8,036	5,219	4,986	18,241
Commodities	7,279	7,838	2,528	17,645
Equities	3,962	4,977	3,750	12,689
Netting across product types [1]	(2,937)	(5,513)	(5,077)	(13,527)

Subtotal	$21,834	$31,455	$29,763	$83,052
Cross maturity netting [2]				(15,396)
Cash collateral netting [3]				(15,720)

Total				$51,936

1.	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

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

	As of
	June	December
in millions	2011	2010

Net derivative liabilities under bilateral agreements	$22,240	$23,843
Collateral posted	16,743	16,640
Additional collateral or termination payments for a one-notch downgrade	662	1,353
Additional collateral or termination payments for a two-notch downgrade	1,842	2,781

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

As of June 2011, written and purchased credit derivatives had total gross notional amounts of $2.08 trillion and $2.22 trillion, respectively, for total net notional purchased protection of $140.51 billion. As of December 2010, written and purchased credit derivatives had total gross notional amounts of $2.05 trillion and $2.19 trillion, respectively, for total net notional purchased protection of $140.63 billion.

The table below presents certain information about credit derivatives. In the table below:

•	fair values exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted under credit support agreements, and therefore are not representative of the firm’s exposure;

•	tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives; and

•	the credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. The firm is less likely to pay or otherwise be required to perform where the credit spread and the tenor are lower.

					Maximum Payout/Notional
	Maximum Payout/Notional Amount				Amount of Purchased		Fair Value of
	of Written Credit Derivatives by Tenor				Credit Derivatives		Written Credit Derivatives
					Offsetting	Other
			5 Years		Purchased	Purchased			Net
	0 – 12	1 – 5	or		Credit	Credit			Asset/
$ in millions	Months	Years	Greater	Total	Derivatives [1]	Derivatives [2]	Asset	Liability	(Liability)

As of June 2011
Credit spread on underlying (basis points)
0-250	$280,294	$1,114,921	$261,840	$1,657,055	$1,544,169	$250,334	$29,771	$12,915	$16,856
251-500	14,348	148,516	50,168	213,032	177,754	34,221	7,097	6,248	849
501-1,000	11,066	85,855	26,656	123,577	103,322	18,577	2,868	10,122	(7,254)
Greater than 1,000	10,559	62,851	15,069	88,479	75,379	18,895	369	35,267	(34,898)

Total	$316,267	$1,412,143	$353,733	$2,082,143	$1,900,624	$322,027	$40,105	$64,552	$(24,447)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of purchased credit derivatives in excess of the notional amount included in “Offsetting Purchased Credit Derivatives.”

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

					Maximum Payout/Notional
	Maximum Payout/Notional Amount				Amount of Purchased		Fair Value of
	of Written Credit Derivatives by Tenor				Credit Derivatives		Written Credit Derivatives
					Offsetting	Other
			5 Years		Purchased	Purchased			Net
	0 – 12	1 – 5	or		Credit	Credit			Asset/
$ in millions	Months	Years	Greater	Total	Derivatives [1]	Derivatives [2]	Asset	Liability	(Liability)

As of December 2010
Credit spread on underlying (basis points)
0-250	$235,798	$1,094,308	$288,851	$1,618,957	$1,511,113	$232,506	$32,071	$14,780	$17,291
251-500	14,412	144,448	52,072	210,932	183,613	36,713	7,368	7,739	(371)
501-1,000	6,384	89,212	33,553	129,149	110,019	18,686	2,571	11,256	(8,685)
Greater than 1,000	11,721	63,982	12,022	87,725	70,945	23,795	483	33,670	(33,187)

Total	$268,315	$1,391,950	$386,498	$2,046,763	$1,875,690	$311,700	$42,493	$67,445	$(24,952)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of purchased credit derivatives in excess of the notional amount included in “Offsetting Purchased Credit Derivatives.”

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

For the three months ended June 2011 and June 2010, the gain recognized on interest rate derivatives accounted for as hedges was $836 million and $4.95 billion, respectively, and the related loss recognized on the hedged borrowings and bank deposits was $1.25 billion and $5.37 billion, respectively. For the six months ended June 2011 and June 2010, the gain/(loss) recognized on interest rate derivatives accounted for as hedges was $(1.82) billion and $5.64 billion, respectively, and the related gain/(loss) recognized on the hedged borrowings and bank deposits was $913 million and $(6.47) billion, respectively. The hedge ineffectiveness recognized on these derivatives for the three months ended June 2011 and June 2010 was a loss of $414 million and a loss of $418 million, respectively. The hedge ineffectiveness recognized on these derivatives for the six months ended June 2011 and June 2010 was a loss of $909 million and a loss of $831 million, respectively. These losses consisted primarily of the amortization of prepaid credit spreads. The gain/(loss) excluded from the assessment of hedge effectiveness was not material for the three and six months ended June 2011 and June 2010.

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

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Currency hedges	$(178)	$196	$(403)	$317
Foreign currency- denominated debt	(94)	(190)	(12)	(178)

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for the three and six months ended June 2011 and June 2010.

As of June 2011 and December 2010, the firm had designated $2.98 billion and $3.88 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	resale and repurchase agreements;

•	securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution;

•	certain other secured financings, primarily transfers of assets accounted for as financings rather than sales, and certain other nonrecourse financings, including debt raised through the firm’s William Street credit extension program outstanding as of December 2010;

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain unsecured long-term borrowings, including prepaid commodity transactions and certain hybrid financial instruments;

•	certain receivables from customers and counterparties, including certain margin loans, transfers of assets accounted for as secured loans rather than purchases and prepaid variable share forwards;

•	certain insurance and reinsurance contract assets and liabilities and certain guarantees;

•	certain deposits issued by the firm’s bank subsidiaries, as well as securities held by Goldman Sachs Bank USA (GS Bank USA);

•	certain subordinated liabilities issued by consolidated VIEs; and

•	in general, investments acquired after November 24, 2006, when the fair value option became available, where the firm has significant influence over the investee and would otherwise apply the equity method of accounting.

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

Insurance and Reinsurance Contracts.  Insurance and reinsurance contracts at fair value are included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses.” The insurance and reinsurance contracts for which the firm has elected the fair value option are contracts that can be settled only in cash and that qualify for the fair value option because they are recognized financial instruments. These contracts are valued using market transactions and other market evidence where possible, including market-based inputs to models, calibration to market-clearing transactions or other alternative pricing sources with reasonable levels of price transparency. Significant level 2 inputs typically include interest rates and inflation risk. Significant level 3 inputs typically include mortality or funding benefit assumptions. When unobservable inputs to a valuation model are significant to the fair value measurement of an instrument, the instrument is classified in level 3.

Deposits.  The significant inputs to the valuation of deposits are interest rates.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Gains and Losses on Other Financial Assets and
Financial Liabilities at Fair Value

The “Fair Value Option” columns in the table below present the gains and losses recognized as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities. These gains and losses are included in “Market making” and “Other principal transactions.”

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

Included in the “Other” columns in the table below are:

•	Gains and losses on the embedded derivative component of hybrid financial instruments included in unsecured short-term borrowings and unsecured long-term borrowings. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid instrument at fair value.

•	Gains and losses on secured financings related to transfers of assets accounted for as financings rather than sales. These gains and losses are offset by gains and losses on the related instruments included in “Financial instruments owned, at fair value” and “Receivables from customers and counterparties.”

•	Gains and losses on receivables from customers and counterparties related to transfers of assets accounted for as receivables rather than purchases. These gains and losses are offset by gains and losses on the related financial instruments included in “Other secured financings.”

•	Gains and losses on subordinated liabilities issued by consolidated VIEs, which are included in “Other liabilities and accrued expenses.” These gains and losses are offset by gains and losses on the financial assets held by the consolidated VIEs.

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value
	Three Months Ended June				Six Months Ended June
	2011		2010		2011		2010
	Fair		Fair		Fair		Fair
	Value		Value		Value		Value
in millions	Option	Other	Option	Other	Option	Other	Option	Other

Receivables from customers and counterparties [1]	$(6)	$200	$(55)	$—	$(5)	$519	$(93)	$—
Other secured financings	29	(510)	58	—	33	(925)	54	(5)
Unsecured short-term borrowings	24	327	61	964	31	103	74	759
Unsecured long-term borrowings	68	432	286	(2,166)	71	(839)	370	(1,591)
Other liabilities and accrued expenses [2]	(64)	(20)	(142)	44	(253)	67	(73)	151
Other [3]	10	—	20	—	45	—	17	—

Total	$61	$429	$228	$(1,158)	$(78)	$(1,075)	$349	$(686)

1.	Primarily consists of gains/(losses) on certain transfers accounted for as receivables rather than purchases and certain reinsurance contracts.

2.	Primarily consists of gains/(losses) on certain insurance and reinsurance contracts.

3.	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned and deposits.

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

	As of
	June	December
in millions	2011	2010

Aggregate contractual principal amount of performing loans and long-term receivables in excess of the related fair value	$2,923	$3,090
Aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due in excess of the related fair value	24,433	26,653

Total [1]	$27,356	$29,743

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$3,392	$3,994

1.	The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of June 2011 and December 2010, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $1.70 billion and $1.26 billion, respectively, and the related total contractual amount of these lending commitments was $63.27 billion and $51.20 billion, respectively.

Long-term Debt Instruments
The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $832 million and $701 million as of June 2011 and December 2010, respectively. Of these amounts, $538 million and $349 million as of June 2011 and December 2010, respectively, related to unsecured long-term borrowings and the remainder related to long-term other secured financings.

Impact of Credit Spreads on Loans and Lending Commitments
The net gains/(losses) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected were $53 million and $(118) million for the three months ended June 2011 and June 2010, respectively, and $809 million and $952 million for the six months ended June 2011 and June 2010, respectively. Changes in the fair value of floating-rate loans and lending commitments are attributable to changes in instrument-specific credit spreads. For fixed-rate loans and lending commitments the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates.

Impact of Credit Spreads on Borrowings
The table below presents the net gains attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Net gains including hedges	$85	$390	$126	$497
Net gains excluding hedges	75	405	119	514

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
	June	December
in millions	2011	2010

Securities purchased under agreements to resell [1]	$162,285	$188,355
Securities borrowed [2]	175,472	166,306
Securities sold under agreements to repurchase [1]	155,450	162,345
Securities loaned [2]	14,474	11,212

1.	Resale and repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of June 2011 and December 2010, $61.87 billion and $48.82 billion of securities borrowed and $4.84 billion and $1.51 billion of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security that has very little, if any, default risk under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no such transactions outstanding as of June 2011 or December 2010.

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

As of June 2011 and December 2010, the firm had $24.02 billion and $12.86 billion, respectively, of securities received under resale agreements and securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

Other Secured Financings
In addition to repurchase agreements and securities lending transactions, the firm funds certain assets through the use of other secured financings and pledges financial instruments and other assets as collateral in these transactions. These other secured financings consist of:

•	liabilities of consolidated VIEs;

•	transfers of assets accounted for as financings rather than sales (primarily collateralized central bank financings, pledged commodities, bank loans and mortgage whole loans);

•	other structured financing arrangements; and

•	debt raised through the firm’s William Street credit extension program outstanding as of December 2010.

Other secured financings include arrangements that are nonrecourse. As of June 2011 and December 2010, nonrecourse other secured financings were $4.54 billion and $8.42 billion, respectively.

The firm has elected to apply the fair value option to the following other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes:

•	transfers of assets accounted for as financings rather than sales;

•	certain other nonrecourse financings; and

•	debt raised through the firm’s William Street credit extension program outstanding as of December 2010.

See Note 8 for further information about other secured financings that are accounted for at fair value. Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The table below presents information about other secured financings. In the table below:

•	short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder;

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of June 2011			As of December 2010
	U.S.	Non-U.S.		U.S.	Non-U.S.
$ in millions	Dollar	Dollar	Total	Dollar	Dollar	Total

Other secured financings (short-term):
At fair value	$16,216	$4,061	$20,277	$16,404	$3,684	$20,088
At amortized cost	135	6,097	6,232	99	4,342	4,441
Interest rates [1]	3.29%	0.26%		2.96%	0.71%
Other secured financings (long-term):
At fair value	3,309	2,862	6,171	9,594	2,112	11,706
At amortized cost	1,376	464	1,840	1,565	577	2,142
Interest rates [1]	1.95%	2.23%		2.14%	1.94%

Total [2]	$21,036	$13,484	$34,520	$27,662	$10,715	$38,377

Amount of other secured financings collateralized by:
Financial instruments [3]	$20,614	$11,872	$32,486	$27,014	$8,760	$35,774
Other assets [4]	422	1,612	2,034	648	1,955	2,603

1.	The weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

2.	Includes $9.90 billion and $8.32 billion related to transfers of financial assets accounted for as financings rather than sales as of June 2011 and December 2010, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $10.15 billion and $8.53 billion as of June 2011 and December 2010, respectively.

3.	Includes $19.70 billion and $25.63 billion of other secured financings collateralized by financial instruments owned, at fair value and $12.78 billion and $10.14 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of June 2011 and December 2010, respectively.

4.	Primarily real estate and cash.

The table below presents other secured financings by maturity.

As of
in millions	June 2011

Other secured financings (short-term)	$26,509
Other secured financings (long-term):
2012	2,470
2013	1,596
2014	921
2015	578
2016	257
2017-thereafter	2,189

Total other secured financings (long-term)	8,011

Total other secured financings	$34,520

The aggregate contractual principal amount of other secured financings (long-term) for which the fair value option was elected exceeded the related fair value by $294 million and $352 million as of June 2011 and December 2010, respectively.

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

	As of
	June	December
in millions	2011	2010

Collateral available to be delivered or repledged	$639,691	$618,423
Collateral that was delivered or repledged	476,343	447,882

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

	As of
	June	December
in millions	2011	2010

Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$57,687	$51,010
Did not have the right to deliver or repledge	112,430	112,750
Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	3,791	4,482

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The primary risks included in beneficial interests and other interests from the firm’s continuing involvement with securitization vehicles are the performance of the underlying collateral, the position of the firm’s investment in the capital structure of the securitization vehicle and the market yield for the security. These interests are accounted for at fair value and are included in “Financial instruments owned, at fair value” and are generally classified in level 2 of the fair value hierarchy. See Notes 5 through 8 for further information about fair value measurements.

The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement.

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Residential mortgages	$14,602	$13,461	$22,305	$23,420
Commercial mortgages	—	—	325	—
Other financial assets	49	—	81	14

Total	$14,651	$13,461	$22,711	$23,434

Cash flows on retained interests	$148	$218	$367	$417

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement. In this table:

•	the outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities in which the firm has continuing involvement and is not representative of the firm’s risk of loss;

•	for retained or purchased interests, the firm’s risk of loss is limited to the fair value of these interests; and

•	purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

	As of June 2011			As of December 2010
	Outstanding	Fair Value of	Fair Value of	Outstanding	Fair Value of	Fair Value of
	Principal	Retained	Purchased	Principal	Retained	Purchased
in millions	Amount	Interests	Interests	Amount	Interests	Interests

U.S. government agency-issued collateralized mortgage obligations [1]	$64,929	$4,739	$—	$60,352	$5,929	$—
Other residential mortgage-backed [2]	11,166	129	5	13,318	125	5
Commercial mortgage-backed [3]	4,642	753	272	5,040	849	82
CDOs, CLOs and other [4]	12,131	61	201	12,872	62	229

Total [5]	$92,868	$5,682	$478	$91,582	$6,965	$316

1.	Outstanding principal amount and fair value of retained interests primarily relate to securitizations during 2011 and 2010 as of June 2011, and securitizations during 2010 and 2009 as of December 2010.

2.	Outstanding principal amount and fair value of retained interests as of both June 2011 and December 2010 primarily relate to prime and Alt-A securitizations during 2007 and 2006.

3.	Outstanding principal amount as of both June 2011 and December 2010 primarily relate to securitizations during 2010, 2007 and 2006. Fair value of retained interests as of both June 2011 and December 2010 primarily relate to securitizations during 2010.

4.	Outstanding principal amount and fair value of retained interests as of both June 2011 and December 2010 primarily relate to CDO and CLO securitizations during 2007 and 2006.

5.	Outstanding principal amount and fair value of retained interests include $6.86 billion and $16 million, respectively, as of June 2011, and $7.64 billion and $16 million, respectively, as of December 2010, related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net liability of $85 million and $98 million as of June 2011 and December 2010, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The table below presents the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of June 2011		As of December 2010
	Type of Retained Interests		Type of Retained Interests
$ in millions	Mortgage-Backed	Other [1]	Mortgage-Backed	Other [1]

Fair value of retained interests	$5,621	$61	$6,903	$62
Weighted average life (years)	6.3	3.8	7.4	4.2
Constant prepayment rate [2]	9.1%	N.M.	11.6%	N.M.
Impact of 10% adverse change [2]	$(36)	N.M.	$(62)	N.M.
Impact of 20% adverse change [2]	(69)	N.M.	(128)	N.M.
Discount rate [3]	4.6%	N.M.	5.3%	N.M.
Impact of 10% adverse change	$(114)	N.M.	$(175)	N.M.
Impact of 20% adverse change	(223)	N.M.	(341)	N.M.

1.	Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of June 2011 and December 2010. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $61 million and $62 million as of June 2011 and December 2010, respectively.

2.	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

3.	The majority of mortgage-backed retained interests are U.S. government agency-issued collateralized mortgage obligations, for which there is no anticipated credit loss. For the remainder of retained interests, the expected credit loss assumptions are reflected in the discount rate.

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statement of financial condition as follows:

•	Substantially all assets held by the firm related to mortgage-backed, corporate CDO and CLO and other asset-backed VIEs and investment funds are included in “Financial instruments owned, at fair value.” Substantially all liabilities held by the firm related to mortgage-backed, corporate CDO and CLO and other asset-backed VIEs are included in “Financial instruments sold, but not yet purchased, at fair value.”

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Assets and liabilities held by the firm related to real estate, credit-related and other investing VIEs are primarily included in “Financial instruments owned, at fair value” and “Payables to customers and counterparties” and “Other liabilities and accrued expenses,” respectively.

•	Assets and liabilities held by the firm related to power-related VIEs are primarily included in “Other assets” and “Other liabilities and accrued expenses,” respectively.

	Nonconsolidated VIEs
	As of June 2011
			Corporate	Real estate, credit-	Other
	Mortgage-		CDOs and	related and	asset-	Power-	Investment
in millions	backed		CLOs	other investing	backed	related	funds	Total

Assets in VIE	$94,287	[2]	$25,377	$8,813	$4,267	$529	$2,557	$135,830
Carrying Value of the Firm’s Variable Interests
Assets	6,835		1,383	1,421	220	271	4	10,134
Liabilities	—		87	1	25	5	—	118
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	5,605		43	—	18	—	—	5,666
Purchased interests	905		701	—	190	—	—	1,796
Commitments and guarantees [1]	—		1	324	—	50	—	375
Derivatives [1]	2,673		8,207	—	1,152	—	—	12,032
Loans and investments	110		—	1,421	—	271	4	1,806

Total	$9,293	[2]	$8,952	$1,745	$1,360	$321	$4	$21,675

	Nonconsolidated VIEs
	As of December 2010
			Corporate	Real estate, credit-	Other
	Mortgage-		CDOs and	related and	asset-	Power-	Investment
in millions	backed		CLOs	other investing	backed	related	funds	Total

Assets in VIE	$88,755	[2]	$21,644	$12,568	$5,513	$552	$2,330	$131,362
Carrying Value of the Firm’s Variable Interests
Assets	8,076		909	1,063	266	239	5	10,558
Liabilities	—		114	1	19	14	—	148
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	6,887		50	—	12	—	—	6,949
Purchased interests	839		353	—	247	—	—	1,439
Commitments and guarantees [1]	—		1	125	—	69	—	195
Derivatives [1]	3,128		7,593	—	1,105	—	—	11,826
Loans and investments	104		—	1,063	—	239	5	1,411

Total	$10,958	[2]	$7,997	$1,188	$1,364	$308	$5	$21,820

1.	The aggregate amounts include $4.10 billion and $4.52 billion as of June 2011 and December 2010, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.	Assets in VIE and maximum exposure to loss include $5.55 billion and $2.78 billion, respectively, as of June 2011, and $6.14 billion and $3.25 billion, respectively, as of December 2010, related to CDOs backed by mortgage obligations.

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

	Consolidated VIEs
	As of June 2011
			CDOs,
	Real estate,		mortgage-
	credit-related	Municipal	backed and	Principal-
	and other	bond	other asset-	protected
in millions	investing	securitizations	backed	notes	Total

Assets
Cash and cash equivalents	$446	$—	$48	$13	$507
Cash and securities segregated for regulatory and other purposes	169	—	—	—	169
Receivables from brokers, dealers and clearing organizations	3	—	—	—	3
Receivables from customers and counterparties	—	—	17	—	17
Financial instruments owned, at fair value	2,277	191	580	699	3,747
Other assets	2,546	—	468	—	3,014

Total	$5,441	$191	$1,113	$712	$7,457

Liabilities
Other secured financings	$2,037	$200	$473	$3,234	$5,944
Payables to customers and counterparties	—	—	24	36	60
Financial instruments sold, but not yet purchased, at fair value	—	—	58	—	58
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	4	—	—	2,132	2,136
Unsecured long-term borrowings	173	—	—	—	173
Other liabilities and accrued expenses	1,691	—	32	305	2,028

Total	$3,905	$200	$587	$5,707	$10,399

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.  Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
	June	December
in millions	2011	2010

Property, leasehold improvements and equipment [1]	$9,743	$11,106
Goodwill and identifiable intangible assets [2]	5,187	5,522
Income tax-related assets [3]	4,917	6,239
Equity-method investments [4]	1,140	1,445
Miscellaneous receivables and other [5]	6,485	3,747

Total	$27,472	$28,059

1.	Net of accumulated depreciation and amortization of $8.06 billion and $7.87 billion as of June 2011 and December 2010, respectively.

2.	See Note 13 for further information about goodwill and identifiable intangible assets.

3.	See Note 24 for further information about income taxes.

4.	Excludes investments of $3.82 billion and $3.77 billion accounted for at fair value under the fair value option as of June 2011 and December 2010, respectively, which are included in “Financial instruments owned, at fair value.” See Note 8 for further information.

5.	Includes $2.93 billion of assets held for sale as of June 2011, primarily consisting of servicing advances.

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment included $6.61 billion and $6.44 billion as of June 2011 and December 2010, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Assets Held for Sale
In the first quarter of 2011, the firm classified certain assets as held for sale, primarily related to Litton Loan Servicing LP (Litton), the firm’s residential mortgage servicing subsidiary, and recognized impairment losses of approximately $220 million, principally in the firm’s Institutional Client Services segment. These impairment losses, which were included in “Depreciation and amortization,” represent the excess of (i) the carrying value of the assets held for sale over (ii) their estimated fair value less estimated cost to sell. The firm has since entered into agreements to sell these assets. The transactions are expected to close in 2011. The sale of Litton is subject to regulatory approvals and other closing conditions. In connection with the pending sale of Litton, the firm agreed to provide certain representations and warranties, specific indemnities related to Litton’s servicing and foreclosure practices prior to closing, and a secured advance facility to the purchaser. The firm expects to receive total consideration that approximates the firm’s adjusted carrying value for Litton.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.  Goodwill and Identifiable Intangible Assets

The tables below present, by operating segment, the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of
	June	December
in millions	2011	2010

Investment Banking:
Underwriting	$125	$125
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution [1]	5	159
Equities Client Execution	2,361	2,361
Securities Services	117	117
Investing & Lending	154	172
Investment Management	561	561

Total	$3,323	$3,495

	Identifiable
	Intangible Assets
	As of
	June	December
in millions	2011	2010

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	$525	$608
Equities Client Execution	687	718
Investing & Lending	538	579
Investment Management	114	122

Total	$1,864	$2,027

1.	The decrease from December 2010 to June 2011 is related to the classification of Litton as held for sale. See Note 12 for further information.

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

		As of
		June	Weighted Average	December
$ in millions		2011	Remaining Lives	2010

Customer lists	Gross carrying amount	$1,104		$1,104
	Accumulated amortization	(561)		(529)

	Net carrying amount	$543	10	$575

Commodities-related intangibles [1]	Gross carrying amount	$633		$667
	Accumulated amortization	(100)		(52)

	Net carrying amount	$533	20	$615

Broadcast royalties [2]	Gross carrying amount	$560		$560
	Accumulated amortization	(92)		(61)

	Net carrying amount	$468	8	$499

Insurance-related intangibles [3]	Gross carrying amount	$292		$292
	Accumulated amortization	(146)		(146)

	Net carrying amount	$146	7	$146

Other [4]	Gross carrying amount	$941		$953
	Accumulated amortization	(767)		(761)

	Net carrying amount	$174	13	$192

Total	Gross carrying amount	$3,530		$3,576
	Accumulated amortization	(1,666)		(1,549)

	Net carrying amount	$1,864	12	$2,027

1.	Primarily includes commodity-related customer contracts and relationships, permits and access rights.

2.	Represents television broadcast royalties held by a consolidated VIE.

3.	Represents value of business acquired related to the firm’s insurance businesses.

4.	Primarily includes the firm’s NYSE designated market maker rights and exchange-traded fund lead market maker rights.

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

The tables below present amortization expense for identifiable intangible assets for the three and six months ended June 2011 and June 2010, and the estimated future amortization expense through 2016 for identifiable intangible assets as of June 2011.

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Amortization expense	$66	$82	$123	$126

As of
in millions	June 2011

Estimated future amortization expense:
Remainder of 2011	$134
2012	249
2013	232
2014	202
2015	170
2016	167

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

	As of
	June	December
in millions	2011	2010

U.S. offices	$31,851	$32,353
Non-U.S. offices	7,153	6,216

Total	$39,004	$38,569

	As of June 2011
in millions	U.S.		Non-U.S.		Total

Remainder of 2011	$989		$815		$1,804
2012	1,015		652		1,667
2013	1,982		—		1,982
2014	499		—		499
2015	801		—		801
2016	83		—		83
2017 − thereafter	1,372		—		1,372

Total	$6,741	[1]	$1,467	[2]	$8,208

1.	Includes $106 million greater than $100,000, of which $17 million matures within three months, $21 million matures within three to six months, $6 million matures within six to twelve months, and $62 million matures after twelve months.

2.	Substantially all were greater than $100,000.

Note 15.  Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of
	June	December
in millions	2011	2010

Other secured financings (short-term)	$26,509	$24,529
Unsecured short-term borrowings	56,554	47,842

Total	$83,063	$72,371

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

The table below presents unsecured short-term borrowings.

	As of
	June	December
in millions	2011	2010

Current portion of unsecured long-term borrowings [1]	$33,236	$25,396
Hybrid financial instruments	14,456	13,223
Promissory notes	3,252	3,265
Commercial paper	925	1,306
Other short-term borrowings	4,685	4,652

Total	$56,554	$47,842

Weighted average interest rate [2]	1.74%	1.77%

1.	Includes $17.14 billion and $10.43 billion as of June 2011 and December 2010, respectively, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

2.	The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.  Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of
	June	December
in millions	2011	2010

Other secured financings (long-term)	$8,011	$13,848
Unsecured long-term borrowings	175,210	174,399

Total	$183,221	$188,247

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2060 and consisting principally of senior borrowings.

	As of June 2011			As of December 2010
	U.S.	Non-U.S.		U.S.	Non-U.S.
in millions	Dollar	Dollar	Total	Dollar	Dollar	Total

Fixed-rate obligations [1]	$77,837	$40,387	$118,224	$82,814	$35,885	$118,699
Floating-rate obligations [2]	26,927	30,059	56,986	27,316	28,384	55,700

Total [3]	$104,764	$70,446	$175,210	$110,130	$64,269	$174,399

1.	Interest rates on U.S. dollar-denominated debt ranged from 0.10% to 10.04% (with a weighted average rate of 5.61%) and 0.20% to 10.04% (with a weighted average rate of 5.52%) as of June 2011 and December 2010, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.85% to 14.85% (with a weighted average rate of 4.75%) and 0.85% to 14.85% (with a weighted average rate of 4.65%) as of June 2011 and December 2010, respectively.

2.	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating-rate obligations.

3.	Includes $0 and $8.58 billion as of June 2011 and December 2010, respectively, guaranteed by the FDIC under the TLGP.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The table below presents unsecured long-term borrowings by maturity date. In the table below:

•	unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings;

•	unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

As of
in millions	June 2011

2012	$11,460
2013	23,195
2014	20,474
2015	17,685
2016	27,514
2017 − thereafter	74,882

Total [1]	$175,210

1.	Amount includes an increase of $6.23 billion to the carrying amount of certain unsecured long-term borrowings related to hedge accounting. The amounts related to the carrying value of unsecured long-term borrowings associated with the effect of hedge accounting by year of maturity are as follows: $206 million in 2012, $563 million in 2013, $696 million in 2014, $374 million in 2015, $698 million in 2016 and $3.69 billion in 2017 and thereafter.

The aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $538 million and $349 million as of June 2011 and December 2010, respectively.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of June 2011 and December 2010. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of less than 1% as of both June 2011 and December 2010. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
	June	December
in millions	2011	2010

Fixed-rate obligations
At fair value	$516	$22
At amortized cost [1]	12,685	5,877
Floating-rate obligations
At fair value	19,615	18,148
At amortized cost [1]	142,394	150,352

Total	$175,210	$174,399

1.	The weighted average interest rates on the aggregate amounts were 2.31% (6.25% related to fixed-rate obligations and 1.99% related to floating-rate obligations) and 1.90% (5.69% related to fixed-rate obligations and 1.74% related to floating-rate obligations) as of June 2011 and December 2010, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of

June 2011 and December 2010, subordinated debt had maturities ranging from 2014 to 2038 and 2012 to 2038, respectively. The table below presents subordinated borrowings.

	As of June 2011			As of December 2010
	Par	Carrying		Par	Carrying
in millions	Amount	Amount	Rate [1]	Amount	Amount	Rate [1]

Subordinated debt	$14,490	$16,874	4.08%	$14,345	$16,977	1.19%
Junior subordinated debt	5,085	5,613	2.44%	5,082	5,716	2.50%

Total subordinated borrowings	$19,575	$22,487	3.65%	$19,427	$22,693	1.54%

1.	Weighted average interest rate after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

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

The APEX Trusts are wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Junior Subordinated Debt Issued in Connection with Trust Preferred Securities.  Group Inc. issued $2.84 billion of junior subordinated debentures in 2004 to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debentures from Group Inc. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

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

Note 17.  Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
	June	December
in millions	2011	2010

Compensation and benefits	$6,354	$9,089
Insurance-related liabilities	15,754	11,381
Noncontrolling interests [1]	1,192	872
Income tax-related liabilities [2]	478	2,042
Employee interests in consolidated funds	297	451
Subordinated liabilities issued by consolidated VIEs	1,376	1,526
Accrued expenses and other	4,458	4,650

Total	$29,909	$30,011

1.	Includes $556 million and $593 million related to consolidated investment funds as of June 2011 and December 2010, respectively.

2.	See Note 24 for further information about income taxes.

The table below presents insurance-related liabilities by type.

	As of
	June		December
in millions	2011		2010

Separate account liabilities	$3,867		$4,024
Liabilities for future benefits and unpaid claims	10,863	[1]	6,308
Contract holder account balances	799		801
Reserves for guaranteed minimum death and income benefits	225		248

Total	$15,754		$11,381

1.	Includes increased liabilities related to the acquisition of Paternoster U.K. Limited, a U.K. life insurance company, in the first quarter of 2011. In connection with this acquisition, the firm acquired $4.75 billion of assets (primarily financial instruments owned, at fair value, principally consisting of corporate debt securities) and assumed $4.35 billion of liabilities.

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes.”

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.35 billion and $1.26 billion as of June 2011 and December 2010, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $722 million and $839 million as of June 2011 and December 2010, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” Contracts to cede risks to reinsurers do not relieve the firm of its obligations to contract holders. Liabilities for future benefits and unpaid claims include $6.64 billion and $2.05 billion carried at fair value under the fair value option as of June 2011 and December 2010, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 18.  Commitments, Contingencies and Guarantees

Commitments
The table below presents the firm’s commitments.

	Commitment Amount by Period
	of Expiration as of June 2011				Total Commitments as of
	Remainder	2012-	2014-	2016-	June	December
in millions	of 2011	2013	2015	Thereafter	2011	2010

Commitments to extend credit [1]
Commercial lending:
Investment-grade	$ 1,652	$8,026	$3,788	$3,563	$ 17,029	$ 12,330
Non-investment-grade	1,711	4,369	3,972	5,943	15,995	11,919
William Street credit extension program	2,293	13,907	9,026	5,704	30,930	27,383
Warehouse financing	63	269	—	—	332	265

Total commitments to extend credit	5,719	26,571	16,786	15,210	64,286	51,897
Contingent and forward starting resale and securities borrowing agreements [2]	71,177	—	—	—	71,177	46,886
Forward starting repurchase and securities lending agreements [2]	19,180	—	—	—	19,180	12,509
Underwriting commitments	188	—	—	—	188	835
Letters of credit [3]	1,010	515	142	1	1,668	2,210
Investment commitments	2,339	6,698	326	923	10,286	11,093
Other	375	124	60	25	584	389

Total commitments	$99,988	$33,908	$17,314	$16,159	$167,369	$125,819

1.	Commitments to extend credit are presented net of amounts syndicated to third parties.

2.	These agreements generally settle within three business days.

3.	Consists of commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

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

William Street Credit Extension Program.
Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly-owned subsidiary of GS Bank USA, GS Bank USA, and other subsidiaries of GS Bank USA. Historically, commitments extended by Commitment Corp. were supported, in part, by funding raised by Funding Corp., another consolidated wholly-owned subsidiary of GS Bank USA. As of April 26, 2011, the funding raised by Funding Corp. had been repaid in its entirety. The commitments extended by Commitment Corp. that had been supported by this funding are now supported by funding from GS Bank USA.

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

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of approximately $950 million, with respect to most of the William Street commitments. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $300 million and $375 million of protection had been provided as of June 2011 and December 2010, respectively. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

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

Investment Commitments
The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $1.86 billion and $1.97 billion as of June 2011 and December 2010, respectively, related to real estate private investments and $8.43 billion and $9.12 billion as of June 2011 and December 2010, respectively, related to corporate and other private investments. Of these amounts, $9.48 billion and $10.10 billion as of June 2011 and December 2010, respectively, relate to commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

Leases
The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

As of
in millions	June 2011

Remainder of 2011	$251
2012	493
2013	428
2014	399
2015	366
2016	333
2017-thereafter	1,437

Total	$3,707

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

•	Representations and Warranties. The firm was not a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of June 2011, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $45 billion. This amount reflects paydowns and cumulative losses of approximately $80 billion ($16 billion of which are cumulative losses). A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $683 million and total paydowns and cumulative losses of $1.38 billion ($440 million of which are cumulative losses) were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

To date, repurchase claims and actual repurchases of residential mortgage loans based upon alleged breaches of representations have not been significant and have mainly involved government-sponsored enterprises. During both the three and six months ended June 2011, the firm incurred an immaterial loss on the repurchase of less than $10 million of loans. As of June 2011, outstanding repurchase claims were not material.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Foreclosure and Other Mortgage Loan Servicing Practices and Procedures. The firm has received a number of requests for information from regulators and other agencies, including state attorneys general and banking regulators, as part of an industry-wide focus on the practices of lenders and servicers in connection with foreclosure proceedings and other aspects of mortgage loan servicing practices and procedures. The requests seek information about the foreclosure and servicing protocols and activities of Litton, the firm’s residential mortgage servicing subsidiary, and any deviations therefrom. The firm is cooperating with the requests and is reviewing Litton’s practices in this area. These inquiries may result in the imposition of fines or other regulatory action. Litton temporarily suspended evictions and foreclosure and real estate owned sales in a number of states, including those with judicial foreclosure procedures in the third quarter of 2010. Litton resumed these activities beginning in the fourth quarter of 2010. As of June 2011, the firm is not aware of foreclosures where the underlying foreclosure decision was not warranted. As of June 2011, the value of the firm’s mortgage servicing rights was not material and any impact on their value would not be material to the firm. In connection with the pending sale of Litton, the firm agreed to provide certain representations and warranties, and specific indemnities related to Litton’s servicing and foreclosure practices prior to the close of the sale.

Guaranteed Minimum Death and Income Benefits.  In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $6.19 billion and $6.11 billion of contract holder account balances as of June 2011 and December 2010, respectively, for such benefits. The weighted average attained age of these contract holders was 69 years for both June 2011 and December 2010.

The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.29 billion and $1.60 billion as of June 2011 and December 2010, respectively. See Note 17 for further information about insurance liabilities.

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

	As of June 2011
	Carrying	Maximum Payout/Notional Amount by Period of Expiration
	Value of	Remainder	2012-	2014-	2016-
in millions	Net Liability	of 2011	2013	2015	Thereafter	Total

Derivatives [1]	$8,941	$282,572	$397,688	$72,796	$75,698	$828,754
Securities lending indemnifications [2]	—	32,604	—	—	—	32,604
Other financial guarantees [3]	30	249	1,251	490	1,188	3,178

1.	These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore these amounts do not reflect the firm’s overall risk related to its derivative activities.

2.	Collateral held by the lenders in connection with securities lending indemnifications was $33.58 billion as of June 2011. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

3.	Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of June 2011 and December 2010.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of June 2011 and December 2010.

Guarantees of Subsidiaries.  Group Inc. fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm.

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

Note 19.  Shareholders’ Equity
Common Equity
On July 18, 2011, Group Inc. declared a dividend of $0.35 per common share to be paid on September 29, 2011 to common shareholders of record on September 1, 2011.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital positions (i.e., comparisons of the firm’s desired level and composition of capital to its actual level and composition of capital) and the issuance of shares resulting from employee share-based compensation, but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Any repurchase of the firm’s common stock requires approval by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

During the three and six months ended June 2011, the firm repurchased 10.8 million and 19.8 million shares of its common stock at an average cost per share of $139.20 and $150.14, for a total cost of $1.50 billion and $2.97 billion, respectively, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs to satisfy minimum statutory employee tax withholding requirements. Under these plans, during the six months ended June 2011, employees remitted 75,378 shares with a total value of $12 million and the firm cancelled 11.0 million of RSUs with a total value of $1.78 billion.

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

In March 2011, the firm provided notice to Berkshire Hathaway Inc. and certain of its subsidiaries (collectively, Berkshire Hathaway) that it would redeem in full the

50,000 shares of the firm’s 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock) held by Berkshire Hathaway for the stated redemption price of $5.50 billion ($110,000 per share), plus accrued and unpaid dividends. In connection with this notice, the firm recognized a preferred dividend of $1.64 billion (calculated as the difference between the carrying value and redemption value of the preferred stock), which was recorded as a reduction to the firm’s first quarter earnings applicable to common shareholders and common shareholders’ equity. The redemption also resulted in the acceleration of $24 million of preferred dividends related to the period from April 1, 2011 to the redemption date, which was included in the firm’s results during the three months ended March 2011. The Series G Preferred Stock was redeemed on April 18, 2011. Berkshire Hathaway continues to hold a five-year warrant, issued in October 2008, to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share.

The table below presents preferred dividends declared on preferred stock.

	Three Months				Six Months
	Ended June				Ended June
	2011		2010		2011			2010
	per share	in millions	per share	in millions	per share	in millions		per share	in millions

Series A	$231.77	$7	$231.77	$7	$471.35	$14		$471.35	$14
Series B	387.50	13	387.50	13	775.00	25		775.00	25
Series C	247.22	2	247.22	2	502.78	4		502.78	4
Series D	247.22	13	247.22	13	502.78	27		502.78	27
Series G	—	—	2,500.00	125	2,500.00	125	[1]	5,000.00	250

Total		$35		$160		$195			$320

1.	Excludes preferred dividends related to the redemption of the firm’s Series G Preferred Stock.

Accumulated Other Comprehensive Income/(Loss)
The table below presents accumulated other comprehensive income/(loss) by type.

	As of
	June	December
in millions	2011	2010

Currency translation adjustment, net of tax	$(205)	$(170)
Pension and postretirement liability adjustments, net of tax	(226)	(229)
Net unrealized gains on available-for-sale securities, net of tax [1]	84	113

Total accumulated other comprehensive loss, net of tax	$(347)	$(286)

1.	Substantially all consists of net unrealized gains on available-for-sale securities held by the firm’s insurance subsidiaries as of both June 2011 and December 2010.

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

The table below presents information regarding Group Inc.’s regulatory capital ratios.

	As of
	June	December
$ in millions	2011	2010

Tier 1 capital	$66,365	$71,233
Tier 2 capital	13,811	13,660
Total capital	80,176	84,893
Risk-weighted assets	451,010	444,290
Tier 1 capital ratio	14.7%	16.0%
Total capital ratio	17.8%	19.1%
Tier 1 leverage ratio	7.3%	8.0%

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Regulatory Reform
The firm is currently working to implement the requirements set out in the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies: Internal-Ratings-Based and Advanced Measurement Approaches, which are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee as applicable to Group Inc. as a bank holding company (Basel 2). U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., adopt Basel 2 following the successful completion of a parallel run. As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), U.S. banking regulators have adopted a rule which requires large banking organizations, upon adoption of Basel 2, to continue to calculate risk-based capital ratios under both Basel 1 and Basel 2. For each of the Tier 1 and Total capital ratios, the lower of the ratios calculated will be used to determine whether the bank meets its minimum risk-based capital requirements.

In addition, the Basel Committee has undertaken a program of substantial revisions to its capital guidelines. In particular, the changes in the “Basel 2.5” guidelines will result in increased capital requirements for market risk; additionally, the Basel 3 guidelines issued by the Basel Committee in December 2010 revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, set new minimum capital ratios (including a new “capital conservation buffer,” which must be composed exclusively of Tier 1 common equity and will be in addition to the other capital ratios), introduce a Tier 1 leverage ratio within international guidelines for the first time, and make substantial revisions to the computation of risk-weighted assets for credit exposures. Implementation of the new requirements is expected to take place over the next several years. Although the U.S. federal banking agencies have now issued proposed rules that are intended to implement certain aspects of the Basel 2.5 guidelines, they have not yet addressed all aspects of those guidelines or the Basel 3 changes. In addition, both the Basel Committee and U.S. banking regulators implementing the Dodd-Frank

Act have indicated that they will impose more stringent capital standards on systemically important financial institutions. The Basel Committee has proposed a methodology to assess the global systemic importance of a bank and the range of loss absorbing capital that a bank that is deemed systemically important should maintain. Because this proposal has not yet been adopted by the Basel Committee, the assessment criteria have not yet been finalized; nevertheless, it is probable that they will apply to the firm. Therefore, the regulations ultimately applicable to the firm may be substantially different from those that have been published to date.

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

A number of other governmental entities and regulators, including the U.S. Treasury, the European Union (EU) and the U.K.’s Financial Services Authority (FSA), have also proposed or announced changes which will result in increased capital requirements for financial institutions.

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

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel 1 as implemented by the Federal Reserve Board.

	As of
	June		December
	2011		2010

Tier 1 capital ratio	19.1%		18.8%
Total capital ratio	20.1%	[1]	23.9%
Tier 1 leverage ratio	21.5%		19.5%

1.	The decrease from December 2010 to June 2011 is primarily related to GS Bank USA’s repayment of $4.00 billion of subordinated debt to Group Inc. and $1.00 billion dividend to Group Inc. in the first quarter of 2011.

GS Bank USA is currently working to implement the Basel 2 framework. Similar to the firm’s requirement as a bank holding company, GS Bank USA is required to adopt Basel 2 following the successful completion of a parallel run. In addition, the capital requirements for GS Bank USA are expected to be impacted by changes to the Basel Committee’s capital guidelines and by the Dodd-Frank Act, as outlined above.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution subsidiaries held at the Federal Reserve Bank was approximately $31.77 billion and $28.12 billion as of June 2011 and December 2010, respectively, which exceeded required reserve amounts by $31.19 billion and $27.45 billion as of June 2011 and December 2010, respectively. GS Bank Europe, a wholly-owned credit institution, is regulated by the Central Bank of Ireland and is subject to minimum capital requirements. As of June 2011 and December 2010, GS Bank USA and GS Bank Europe were both in compliance with all regulatory capital requirements.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Broker-Dealer Subsidiaries
The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and GSEC. GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the U.S. Commodity Futures Trading Commission (CFTC), Chicago Mercantile Exchange, the Financial Industry Regulatory Authority, Inc. (FINRA) and the National Futures Association. Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1.

As of June 2011, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $11.51 billion, which exceeded the amount required by $9.61 billion. As of June 2011, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.68 billion, which exceeded the amount required by $1.55 billion.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of June 2011 and December 2010, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Insurance Subsidiaries
The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the FSA and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of June 2011 and December 2010.

Other Non-U.S. Regulated Subsidiaries
The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of June 2011 and December 2010, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 2011 and December 2010, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments
The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of June 2011 and December 2010, approximately $24.85 billion and $24.70 billion, respectively, of net assets of regulated subsidiaries were restricted as to the payment of dividends to Group Inc. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Banking Department have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

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

The table below presents the computations of basic and diluted EPS.

	Three Months		Six Months
	Ended June		Ended June
in millions, except per share amounts	2011	2010	2011	2010

Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$1,052	$453	$1,960	$3,749

Denominator for basic EPS — weighted average number of common shares	531.9	539.8	536.2	542.9
Effect of dilutive securities:
RSUs	14.3	14.2	13.4	13.2
Stock options and warrants	23.3	26.4	26.8	29.1

Dilutive potential common shares	37.6	40.6	40.2	42.3

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	569.5	580.4	576.4	585.2

Basic EPS	$1.96	$0.82	$3.62	$6.87
Diluted EPS	1.85	0.78	3.40	6.41

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction to basic EPS of $0.02 for both the three months ended June 2011 and

June 2010, and $0.04 for both the six months ended June 2011 and June 2010.

The diluted EPS computations in the table above do not include the antidilutive effect as follows:

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	6.5	6.1	6.3	6.0

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

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Fees earned from affiliated funds	$664	$597	$1,516	$1,150

	As of
	June	December
in millions	2011	2010

Fees receivable from funds	$698	$886
Aggregate carrying value of interests in funds	15,071	14,773

The firm has provided voluntary financial support to certain of its funds that have experienced significant reductions in capital and liquidity or had limited access to the debt markets during the financial crisis. As of June 2011 and December 2010, the firm had exposure to these funds in the form of loans and guarantees of $297 million and $253 million, respectively, primarily related to certain real estate funds. In addition, as of December 2010, the firm had outstanding commitments to extend credit to these funds of $160 million. No such commitments were outstanding as of June 2011.

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

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Interest income
Deposits with banks	$27	$18	$56	$33
Securities borrowed, securities purchased under agreements to resell and federal funds sold	233	136	402	215
Financial instruments owned, at fair value	2,948	2,785	5,463	5,406
Other interest [1]	473	363	867	649

Total interest income	3,681	3,302	6,788	6,303

Interest expense
Deposits	68	69	140	137
Securities loaned and securities sold under agreements to repurchase	236	163	437	299
Financial instruments sold, but not yet purchased, at fair value	763	481	1,259	976
Short-term borrowings [2]	122	113	251	231
Long-term borrowings [2]	856	738	1,642	1,484
Other interest [3]	223	119	288	139

Total interest expense	2,268	1,683	4,017	3,266

Net interest income	$1,413	$1,619	$2,771	$3,037

1.	Primarily includes interest income on customer debit balances and other interest-earning assets.

2.	Includes interest on unsecured borrowings and other secured financings.

3.	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	June 2011

U.S. Federal [1]	2005
New York State and City [2]	2004
United Kingdom	2007
Japan [3]	2005
Hong Kong	2005
Korea	2008

1.	IRS examination of fiscal 2008 through calendar 2010 will begin during 2011. IRS examination of fiscal 2005, 2006 and 2007 began during 2008. IRS examination of fiscal 2003 and 2004 has been completed but the liabilities for those years are not yet final.

2.	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

3.	Japan National Tax Agency examination of fiscal 2005 through 2009 began during the first quarter of 2010.

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

		For the Three		For the Six
		Months Ended		Months Ended
		or as of June		or as of June
in millions		2011	2010	2011	2010

Investment Banking	Net revenues	$1,448	$941	$2,717	$2,144
	Operating expenses	981	713	1,904	1,593

	Pre-tax earnings	$467	$228	$813	$551

	Segment assets	$1,670	$1,345	$1,670	$1,345

Institutional Client Services	Net revenues [1]	$3,515	$4,981	$10,162	$13,488
	Operating expenses	3,040	4,173	7,624	9,004

	Pre-tax earnings	$475	$808	$2,538	$4,484

	Segment assets	$844,569	$787,148	$844,569	$787,148

Investing & Lending	Net revenues	$1,044	$1,786	$3,749	$3,756
	Operating expenses	547	934	1,778	1,842

	Pre-tax earnings	$497	$852	$1,971	$1,914

	Segment assets	$79,058	$83,727	$79,058	$83,727

Investment Management	Net revenues	$1,274	$1,133	$2,547	$2,228
	Operating expenses	1,056	954	2,123	1,903

	Pre-tax earnings	$218	$179	$424	$325

	Segment assets	$11,613	$10,968	$11,613	$10,968

Total	Net revenues	$7,281	$8,841	$19,175	$21,616
	Operating expenses	5,669	7,393	13,523	15,009

	Pre-tax earnings	$1,612	$1,448	$5,652	$6,607

	Total assets	$936,910	$883,188	$936,910	$883,188

1.	Includes $21 million and $37 million for the three months ended June 2011 and June 2010, respectively, and $50 million and $63 million for the six months ended June 2011 and June 2010, respectively, of realized gains on securities held in the firm’s insurance subsidiaries which are accounted for as available-for-sale.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•	net provisions for a number of litigation and regulatory proceedings of $45 million and $615 million for the three months ended June 2011 and June 2010, respectively, and $69 million and $636 million for the six months ended June 2011 and June 2010, respectively;

•	charitable contributions of $25 million for both the six months ended June 2011 and June 2010; and

•	real estate-related exit costs of $4 million and $6 million for the three and six months ended June 2010, respectively.

The tables below present the amounts of net interest income included in net revenues, and the amounts of depreciation and amortization expense included in pre-tax earnings.

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Investment Banking	$—	$—	$—	$—
Institutional Client Services	918	1,190	2,132	2,468
Investing & Lending	442	379	535	468
Investment Management	53	50	104	101

Total net interest	$1,413	$1,619	$2,771	$3,037

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Investment Banking	$ 38	$ 40	$ 89	$ 84
Institutional Client Services	192	225	523	448
Investing & Lending	94	130	262	191
Investment Management	48	45	92	92

Total depreciation and amortization	$372	$440	$966	$815

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

	Three Months Ended June				Six Months Ended June
$ in millions	2011		2010		2011		2010

Net revenues
Americas [1]	$4,825	66%	$4,575	52%	$11,664	61%	$11,706	54%
EMEA [2]	1,751	24	2,146	24	4,625	24	6,051	28
Asia	705	10	2,120	24	2,886	15	3,859	18

Total net revenues	$7,281	100%	$8,841	100%	$19,175	100%	$21,616	100%

Pre-tax earnings
Americas [1]	$1,202	73%	$1,202	58%	$3,475	61%	$3,991	55%
EMEA [2]	483	29	117	6	1,571	27	1,917	26
Asia	(28)	(2)	748	36	700	12	1,366	19

Subtotal	1,657	100%	2,067	100%	5,746	100%	7,274	100%
Corporate [3]	(45)		(619)		(94)		(667)

Total pre-tax earnings	$1,612		$1,448		$5,652		$6,607

1.	Substantially all relates to the U.S.

2.	EMEA (Europe, Middle East and Africa).

3.	Consists of net provisions for a number of litigation and regulatory proceedings of $45 million and $615 million for the three months ended June 2011 and June 2010, respectively, and $69 million and $636 million for the six months ended June 2011 and June 2010, respectively; charitable contributions of $25 million for both the six months ended June 2011 and June 2010; and real estate-related exit costs of $4 million and $6 million for the three and six months ended June 2010, respectively.

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

The table below presents the credit concentrations in assets held by the firm. As of June 2011 and December 2010, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

	As of
	June	December
$ in millions	2011	2010

U.S. government and federal agency obligations [1]	$94,283	$96,350
% of total assets	10.1%	10.6%
Other sovereign obligations 1, [2]	$54,740	$40,379
% of total assets	5.8%	4.4%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

2.	Principally consisting of securities issued by the governments of the United Kingdom, Japan and Germany as of June 2011, and the United Kingdom, Japan and France as of December 2010.

To reduce credit exposures, the firm may enter into agreements with counterparties that permit the firm to offset receivables and payables with such counterparties and/or enable the firm to obtain collateral on an upfront or contingent basis. Collateral obtained by the firm related to derivative assets is principally cash and is held by the firm or a third-party custodian. Collateral obtained by the firm related to resale agreements and securities borrowed transactions is primarily U.S. government and federal agency obligations and other sovereign obligations. See Note 9 for further information about collateralized agreements and financings.

The table below presents U.S. government and federal agency obligations, and other sovereign obligations that collateralize resale agreements and securities borrowed transactions (including those in “Cash and securities segregated for regulatory and other purposes”). Because the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default.

	As of
	June	December
in millions	2011	2010

U.S. government and federal agency obligations	$106,982	$121,366
Other sovereign obligations [1]	97,628	73,357

1.	Principally consisting of securities issued by the governments of France and Germany.

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

With respect to matters described below, management has estimated the upper end of the range of reasonably possible loss as being equal to (i) the amount of money damages claimed, where applicable, (ii) the amount of securities that the firm sold in cases involving underwritings where the firm is being sued by purchasers and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) in cases where the purchasers are demanding that the firm repurchase securities, the price that purchasers paid for the securities less the estimated value, if any, as of June 2011 of the relevant securities. As of June 2011, the firm has estimated the aggregate amount of reasonably possible losses for these matters to be approximately $2.0 billion.

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

GS&Co. has, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits filed in the U.S. District Court for the Southern District of New York alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements tying allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, and that the alleged arrangements resulted in market manipulation. On October 5, 2009, the district court approved a settlement agreement entered into by the parties. The firm has paid into a settlement fund the full amount that GS&Co. would contribute in the proposed settlement. On October 23, 2009, certain objectors filed a petition in the U.S. Court of Appeals for the Second Circuit seeking review of the district court’s certification of a class for purposes of the settlement, and various objectors appealed certain aspects of the settlement’s approval. All but two of the appeals have been withdrawn, and on December 8, 2010, January 14, 2011 and February 3, 2011, plaintiffs moved to dismiss the remaining appeals. On May 17, 2011, the appellate court dismissed one of the appeals and remanded the other, and further proceedings are in progress in the district court regarding the objectors’ membership in the class. On July 19, 2011, the objectors whose appeal had been dismissed filed a motion to recall the mandate dismissing the appeal and for reconsideration.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

GS&Co. is among numerous underwriting firms named as defendants in a number of complaints filed commencing October 3, 2007, in the U.S. District Court for the Western District of Washington alleging violations of Section 16 of the Exchange Act in connection with offerings of securities for 15 issuers during 1999 and 2000. The complaints generally assert that the underwriters, together with each issuer’s directors, officers and principal shareholders, entered into purported agreements to tie allocations in the offerings to increased brokerage commissions and aftermarket purchase orders. The complaints further allege that, based upon these and other purported agreements, the underwriters violated the reporting provisions of, and are subject to short-swing profit recovery under, Section 16 of the Exchange Act. The district court granted defendants’ motions to dismiss by a decision dated March 12, 2009 on the grounds that the plaintiff’s demands were inadequate with respect to certain actions and that the remainder of the actions were time-barred. On December 2, 2010, the appellate court affirmed in part and reversed in part, upholding the dismissal of seven of the actions in which GS&Co. is a defendant that were dismissed based on the deficient demands but remanding the remaining eight actions in which GS&Co. is a defendant that were dismissed as time-barred for consideration of other bases for dismissal. On December 16, 2010, the underwriters and the plaintiff filed petitions for rehearing and/or rehearing en banc, which were denied on January 18, 2011. On June 27, 2011, the U.S. Supreme Court granted the defendants’ petition for review of whether the actions that were remanded are time-barred and denied the plaintiff’s petition.

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

World Online Litigation.  In March 2001, a Dutch shareholders’ association initiated legal proceedings for an unspecified amount of damages against GSI and others in Amsterdam District Court in connection with the initial public offering of World Online in March 2000, alleging misstatements and omissions in the offering materials and that the market was artificially inflated by improper public statements and stabilization activities. Goldman Sachs and ABN AMRO Rothschild served as joint global coordinators of the approximately €2.9 billion offering. GSI underwrote 20,268,846 shares and GS&Co. underwrote 6,756,282 shares for a total offering price of approximately €1.16 billion.

The district court rejected the claims against GSI and ABN AMRO, but found World Online liable in an amount to be determined. On appeal, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court, holding that certain of the alleged disclosure deficiencies were actionable as to GSI and ABN AMRO. On further appeal, the Netherlands Supreme Court on November 27, 2009 affirmed the rulings of the Court of Appeals, except that it found certain additional aspects of the offering materials actionable and held that individual investors could potentially hold GSI and ABN AMRO responsible for certain public statements and press releases by World Online and its former CEO. The parties entered into a definitive settlement agreement, dated July 15, 2011, pursuant to which GSI will contribute up to €48 million to a settlement fund. The firm has reserved the full amount of GSI’s proposed contribution to the settlement. Smaller shareholders’ associations have made demands for compensation of damages.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Research Matters.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to research practices, including communications among research analysts, sales and trading personnel and clients. On June 9, 2011, pursuant to a settlement, a consent order was entered by the Massachusetts Securities Division pursuant to which GS&Co. paid a $10 million civil penalty and agreed to certain undertakings regarding its research practices. Other regulators, including the SEC and FINRA, have been investigating similar matters, and Goldman Sachs is in discussions with the SEC staff and the FINRA staff concerning resolutions of their proposed charges.

Adelphia Communications Fraudulent Conveyance Litigation.  GS&Co. is named a defendant in two adversary proceedings commenced in the U.S. Bankruptcy Court for the Southern District of New York, one on July 6, 2003 by a creditors committee, and the second on or about July 31, 2003 by an equity committee of Adelphia Communications, Inc. Those proceedings were consolidated in a single amended complaint filed by the Adelphia Recovery Trust on October 31, 2007. The complaint seeks, among other things, to recover, as fraudulent conveyances, approximately $62.9 million allegedly paid to GS&Co. by Adelphia Communications, Inc. and its affiliates in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia Communications, Inc. The district court assumed jurisdiction over the action and on April 8, 2011 granted GS&Co.’s motion for summary judgment. On May 6, 2011, the plaintiff filed a notice of appeal.

Specialist Matters.  Spear, Leeds & Kellogg Specialists LLC (SLKS) and certain affiliates have received requests for information from various governmental agencies and self-regulatory organizations as part of an industry-wide investigation relating to activities of floor specialists in recent years. Goldman Sachs has cooperated with the requests.

On March 30, 2004, certain specialist firms on the NYSE, including SLKS, without admitting or denying the allegations, entered into a final global settlement with the SEC and the NYSE covering certain activities during the years 1999 through 2003. The SLKS settlement involves, among other things, (i) findings by the SEC and the NYSE that SLKS violated certain federal securities laws and NYSE rules, and in some cases failed to supervise certain individual specialists, in connection with trades that allegedly disadvantaged customer orders, (ii) a cease and desist order against SLKS, (iii) a censure of SLKS, (iv) SLKS’ agreement to pay an aggregate of $45.3 million in disgorgement and a penalty to be used to compensate customers, (v) certain undertakings with respect to SLKS’ systems and procedures, and (vi) SLKS’ retention of an independent consultant to review and evaluate certain of SLKS’ compliance systems, policies and procedures. Comparable findings were made and sanctions imposed in the settlements with other specialist firms. The settlement did not resolve the related private civil actions against SLKS and other firms or regulatory investigations involving individuals or conduct on other exchanges. On May 26, 2011, the SEC issued an order directing the undistributed settlement funds to be transferred to the U.S. Treasury; the funds will accordingly not be allocated to any settlement fund for the civil actions described below.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Treasury Matters.  GS&Co. was named as a defendant in a purported class action filed on March 10, 2004 in the U.S. District Court for the Northern District of Illinois on behalf of holders of short positions in 30-year U.S. Treasury futures and options on the morning of October 31, 2001. The complaint alleged that the firm purchased 30-year bonds and futures prior to a forthcoming U.S. Treasury refunding announcement that morning based on non-public information about that announcement, and that such purchases increased the costs of covering such short positions. The complaint also named as defendants the Washington, D.C.-based political consultant who allegedly was the source of the information, a former GS&Co. economist who allegedly received the information, and another company and one of its employees who also allegedly received and traded on the information prior to its public announcement. The complaint alleged violations of the federal commodities and antitrust laws, as well as Illinois statutory and common law, and seeks, among other things, unspecified damages including treble damages under the antitrust laws. The district court dismissed the antitrust and Illinois state law claims but permitted the federal commodities law claims to proceed. Plaintiff’s motion for class certification was denied by a decision dated August 22, 2008. GS&Co. moved for summary judgment, and the district court granted the motion but only insofar as the claim relates to the trading of treasury bonds. On October 13, 2009, the parties filed an offer of judgment and notice of acceptance with respect to plaintiff’s individual claim. The plaintiff attempted to pursue an appeal of the denial of class certification, as did another individual trader who had previously litigated and lost an individual claim and unsuccessfully sought to intervene in the purported class action. On August 5, 2011, the U.S. Court of Appeals for the Seventh Circuit affirmed the lower court’s rulings denying both the plaintiff’s and the proposed intervenor’s ability to pursue class claims, but remanded for further consideration as to the amount of pre-judgment interest on the plaintiff’s individual claim.

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

Beginning in September 2006, Group Inc. and/or GS&Co. were named as defendants in four Fannie Mae shareholder derivative actions in the U.S. District Court for the District of Columbia. The complaints generally allege that the Goldman Sachs defendants aided and abetted a breach of fiduciary duty by Fannie Mae’s directors and officers in connection with certain Fannie Mae-sponsored REMIC transactions, and one of the complaints also asserts a breach of contract claim. The complaints also name as defendants certain former officers and directors of Fannie Mae as well as an outside accounting firm. The complaints seek, inter alia, unspecified damages. The Goldman Sachs defendants were dismissed without prejudice from the first filed of these actions, and the remaining claims in that action were dismissed for failure to make a demand on Fannie Mae’s board of directors. That dismissal has been affirmed on appeal. The district court dismissed the remaining three actions on July 28, 2010. The plaintiffs filed motions for reconsideration, which were denied on October 22, 2010, and have revised their notices of appeal in these actions. On January 20, 2011, the appellate court consolidated all actions on appeal.

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

On March 24, 2009, the same plaintiff filed an action in New York Supreme Court, New York County against Group Inc., its directors and certain senior executives alleging violation of Delaware statutory and common law in connection with substantively similar allegations regarding stock option awards. On January 7, 2011, the plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on March 4, 2011, and the parties subsequently agreed to stay the state court action pending the final resolution of the appeal from the dismissal of the federal court action in respect of the firm’s 2008 Proxy Statement, as well as any remanded proceedings further adjudicating defendants’ motion to dismiss.

Purported shareholder derivative actions have been commenced in New York Supreme Court, New York County and the Delaware Court of Chancery beginning on December 14, 2009, alleging that the Board breached its fiduciary duties in connection with setting compensation levels for the year 2009 and that such levels are excessive. The complaints name as defendants Group Inc., the Board and certain senior executives. The complaints seek, inter alia, unspecified damages, restitution of certain compensation paid, and an order requiring the firm to adopt corporate reforms. In the actions in New York state court, on April 8, 2010, the plaintiffs filed a motion indicating that they no longer intend to pursue their claims but are seeking an award of attorneys’ fees in connection with bringing the suit, which the defendants have opposed. In the actions brought in the Delaware Court of Chancery, the defendants moved to dismiss on March 9, 2010, and the plaintiffs amended their complaint on April 28, 2010 to include, among other things, the allegations included in the SEC’s action described in the “Mortgage-Related Matters” section below. The defendants moved to dismiss this amended complaint on May 12, 2010. In lieu of responding to defendants’ motion, plaintiffs moved on December 8, 2010 for permission to file a further amended complaint, which the defendants had opposed. The court granted plaintiffs’ motion to amend on January 19, 2011, and the defendants moved to dismiss the second amended complaint on February 4, 2011.

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

On January 6, 2011, ACA Financial Guaranty Corp. filed an action against GS&Co. in respect of the ABACUS 2007-AC1 transaction in New York Supreme Court, New York County. The complaint includes allegations of fraudulent inducement, fraudulent concealment and unjust enrichment and seeks at least $30 million in compensatory damages, at least $90 million in punitive damages and unspecified disgorgement. On March 8, 2011, GS&Co. filed a motion to compel arbitration and/or to dismiss the complaint. On April 25, 2011, the plaintiff filed an amended complaint, and on June 3, 2011, GS&Co. moved to dismiss the amended complaint.

Since April 22, 2010, a number of putative shareholder derivative actions have been filed in New York Supreme Court, New York County, and the U.S. District Court for the Southern District of New York against Group Inc., the Board and certain officers and employees of Group Inc. and its affiliates in connection with mortgage-related matters between 2004 and 2007, including the ABACUS 2007-AC1 transaction and other CDO offerings. These derivative complaints generally include allegations of breach of fiduciary duty, corporate waste, abuse of control, mismanagement, unjust enrichment, misappropriation of information, securities fraud and insider trading, and challenge the accuracy and adequacy of Group Inc.’s disclosure. These derivative complaints seek, among other things, declaratory relief, unspecified compensatory damages, restitution and certain corporate governance reforms. The New York Supreme Court has consolidated the two actions pending in that court. The federal court cases have also been consolidated, and plaintiffs filed a consolidated amended complaint on August 1, 2011. In addition, as described in the “Compensation-Related Litigation” section above, the plaintiffs in the compensation-related Delaware Court of Chancery actions have amended their complaint to assert, among other things, allegations similar to those in the derivative claims referred to above, the defendants moved to dismiss this amended complaint, the plaintiffs amended the complaint further and the defendants moved to dismiss the second amended complaint on February 4, 2011. On May 18, 2011, the defendants moved to stay or dismiss the New York state court action in favor of the federal court action and/or the Delaware Chancery Court action.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Since April 23, 2010, the Board has received letters from shareholders demanding that the Board take action to address alleged misconduct by GS&Co., the Board and certain officers and employees of Group Inc. and its affiliates. The demands generally allege misconduct in connection with the firm’s securitization practices, including the ABACUS 2007-AC1 transaction, the alleged failure by Group Inc. to adequately disclose the SEC investigation that led to the SEC Action, and Group Inc.’s 2009 compensation practices. The demands include a letter from a Group Inc. shareholder, which previously made a demand that the Board investigate and take action in connection with auction products matters, and expanded its demand to address the foregoing matters. The Board previously rejected the demand relating to auction products matters.

In addition, beginning April 26, 2010, a number of purported securities law class actions have been filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market and the SEC investigation that led to the SEC Action. The purported class action complaints, which name as defendants Group Inc. and certain officers and employees of Group Inc. and its affiliates, have been consolidated, generally allege violations of Sections 10(b) and 20(a) of the Exchange Act and seek unspecified damages. Plaintiffs filed a consolidated amended complaint on July 25, 2011.

GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or recessionary damages. On January 28, 2010, the defendants’ motion to dismiss the second amended complaint was granted with leave to replead certain claims. On March 31, 2010, the plaintiff filed a third amended complaint relating to two offerings, which the defendants moved to dismiss on June 22, 2010. This motion to dismiss was denied as to the plaintiff’s Section 12(a)(2) claims and granted as to the plaintiff’s

Section 11 claims, and the plaintiff’s motion for reconsideration was denied on November 17, 2010. The plaintiff filed a motion for entry of final judgment or certification of an interlocutory appeal as to plaintiff’s Section 11 claims, which was denied on January 11, 2011. The plaintiff then filed a motion for leave to amend to reinstate the damages claims based on allegations that it had now sold its securities, which was denied on March 3, 2011. On May 5, 2011, the court granted plaintiff’s motion for entry of a final judgment dismissing all its claims. On July 5, 2011, plaintiff filed a notice of appeal. On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to an additional offering pursuant to the 2007 registration statement. The defendants moved to dismiss this separate action on November 1, 2010. These trusts issued, and GS&Co. underwrote, approximately $785 million principal amount of certificates to all purchasers in the offerings at issue in the complaint (excluding those offerings for which the claims have been dismissed).

Group Inc., GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. are among the defendants in a separate putative class action commenced on February 6, 2009 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2006. The other defendants include three current or former Goldman Sachs employees and various rating agencies. The second amended complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory and rescissionary damages. Defendants moved to dismiss the second amended complaint. On January 12, 2011, the district court granted the motion to dismiss with respect to offerings in which plaintiff had not purchased securities, but denied the motion to dismiss with respect to a single offering in which the plaintiff allegedly purchased securities. These trusts issued, and GS&Co. underwrote, approximately $698 million principal amount of certificates to all purchasers in the offerings at issue in the complaint (excluding those offerings for which the claims have been dismissed). On March 18, 2011, the district court bifurcated class and merits discovery.

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

Various alleged purchasers of, and counterparties involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including the Federal Home Loan Banks of Seattle, Chicago, Indianapolis and Boston, the Charles Schwab Corporation, Cambridge Place Investment Management Inc., Heungkuk Life Insurance Co. Limited (Heungkuk), Basis Yield Alpha Fund (Master) (Basis Yield), Landesbank Baden-Württemberg, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company and Massachusetts Mutual Life Insurance Company, among others) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material facts and material omissions and generally seeking rescission and damages. Certain of these complaints also name other firms as defendants. A number of other entities (including the National Credit Union Administration, the Federal Housing Finance Agency, Fannie Mae, Freddie Mac, Allstate Insurance Company, John Hancock and related parties and American International Group, Inc. (AIG)) have threatened to assert claims against the firm in connection with various mortgage-related offerings, and the firm has entered into agreements with a number of these entities to toll the relevant statute of limitations. The firm estimates, based on currently available information, that the aggregate cumulative losses experienced by the plaintiffs with respect to the securities at issue in active cases brought against the firm where purchasers are seeking rescission of mortgage-related securities was approximately $485 million as of June 2011. This amount was calculated as the aggregate amount by which the initial purchase price for the securities allegedly purchased by the plaintiffs exceeds the estimated June 2011 value of those securities. This estimate does not include the threatened claims noted above or potential claims by other purchasers in the same or other mortgage-related offerings that have not actually brought claims against the firm or the claim by Basis Yield, which has been dismissed with leave to amend.

Heungkuk has also filed a criminal complaint against certain past and present employees of the firm in South Korea relating to its purchase of a CDO securitization from Goldman Sachs. The filing does not represent any judgment by a governmental entity, but starts a process whereby the prosecutor investigates the complaint and determines whether to take action.

On July 1, 2011, a putative shareholder derivative action was filed in the U.S. District Court for the Southern District of New York against Group Inc., the Board and certain officers and employees of Group Inc. and its affiliates in connection with the servicing of residential mortgage loans and other mortgage-related activities, since January 2009. The complaint alleges breach of fiduciary duty, and seeks, among other things, declaratory relief, unspecified damages and certain governance reforms.

The firm has also received requests for information and/or subpoenas from federal, state and local regulators and law enforcement authorities, relating to the mortgage-related securitization process, subprime mortgages, CDOs, synthetic mortgage-related products, particular transactions involving these products, and servicing and foreclosure activities, and is cooperating with these regulators and other authorities. See also “Financial Crisis-Related Matters” below.

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

Private Equity-Sponsored Acquisitions Litigation.  Group Inc. and “GS Capital Partners” are among numerous private equity firms and investment banks named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. As amended, the complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the U.S. Sherman Antitrust Act and common law. The complaint seeks, among other things, treble damages in an unspecified amount. Defendants moved to dismiss on August 27, 2008. The district court dismissed claims relating to certain transactions that were the subject of releases as part of the settlement of shareholder actions challenging such transactions, and by an order dated December 15, 2008 otherwise denied the motion to dismiss. On April 26, 2010, the plaintiffs moved for leave to proceed with a second phase of discovery encompassing additional transactions. On August 18, 2010, the court permitted discovery on eight additional transactions, and the plaintiffs filed a fourth amended complaint on October 7, 2010. The defendants filed a motion to dismiss certain aspects of the fourth amended complaint on October 21, 2010, and the court granted that motion on January 13, 2011. On January 21, 2011, certain defendants, including Group Inc., filed a motion to dismiss another claim of the fourth amended complaint on the grounds that the transaction was the subject of a release as part of the settlement of a shareholder action challenging the transaction. The court granted that motion on March 1, 2011. On July 11, 2011, the plaintiffs moved for leave to file a fifth amended complaint encompassing additional transactions.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Washington Mutual Securities Litigation.  GS&Co. is among numerous underwriters named as defendants in a putative securities class action amended complaint filed on August 5, 2008 in the U.S. District Court for the Western District of Washington. As to the underwriters, plaintiffs allege that the offering documents in connection with various securities offerings by Washington Mutual, Inc. failed to describe accurately the company’s exposure to mortgage-related activities in violation of the disclosure requirements of the federal securities laws. The defendants include past and present directors and officers of Washington Mutual, the company’s former outside auditors, and numerous underwriters. By a decision dated October 27, 2009, the federal district court granted and denied in part the underwriters’ motion to dismiss the plaintiffs’ amended complaint. On October 12, 2010, the court granted class certification (except as to one transaction). On December 1, 2010, the defendants moved for partial judgment on the pleadings as to two of the offerings. By a decision dated January 28, 2011, the district court denied the defendants’ motion for partial judgment on the pleadings. On June 30, 2011, the underwriter defendants and plaintiffs entered into a definitive settlement agreement, pursuant to which GS&Co. would contribute to a settlement fund. On July 21, 2011 the court preliminarily approved the settlement and scheduled a final hearing for November 4, 2011. The firm has paid the full amount of GS&Co.’s proposed contribution to the settlement.

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

IndyMac Pass-Through Certificates Litigation.
GS&Co. is among numerous underwriters named as defendants in a putative securities class action filed on May 14, 2009 in the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various securitizations of mortgage-related assets violated the disclosure requirements of the federal securities laws. The defendants include IndyMac-related entities formed in connection with the securitizations, the underwriters of the offerings, certain ratings agencies which evaluated the credit quality of the securities, and certain former officers and directors of IndyMac affiliates. On November 2, 2009, the underwriters moved to dismiss the complaint. The motion was granted in part on February 17, 2010 to the extent of dismissing claims based on offerings in which no plaintiff purchased, and the court reserved judgment as to the other aspects of the motion. By a decision dated June 21, 2010, the district court formally dismissed all claims relating to offerings in which no named plaintiff purchased certificates (including all offerings underwritten by GS&Co.), and both granted and denied the defendants’ motions to dismiss in various other respects. On May 17, 2010, four additional investors filed a motion seeking to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). On July 6, 2010 and August 19, 2010, two additional investors filed motions to intervene in order to assert claims based on additional offerings (none of which were underwritten by GS&Co.). The defendants opposed the motions on the ground that the putative intervenors’ claims were time-barred and, on June 21, 2011, the court denied the motions to intervene with respect to, among others, the claims based on the offerings underwritten by GS&Co. Certain of the putative intervenors (including those seeking to assert claims based on two offerings underwritten by GS&Co.) have filed notices of appeal.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Employment-Related Matters.  On May 27, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by several contingent technology workers who were employees of third-party vendors. The plaintiffs are seeking overtime pay for alleged hours worked in excess of 40 per work week. The complaint alleges that the plaintiffs were de facto employees of GS&Co. and that GS&Co. is responsible for the overtime pay under federal and state overtime laws. The complaint seeks class action status and unspecified damages. On March 21, 2011, the parties agreed to the terms of a settlement in principle. The parties are in the process of seeking court approval of the settlement. The firm has reserved the full amount of the proposed settlement.

On September 15, 2010, a putative class action was filed in the U.S. District for the Southern District of New York by three former female employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. On November 22, 2010, Group Inc. and GS&Co. filed a motion to stay the claims of one of the named plaintiffs and to compel individual arbitration with that individual, based on an arbitration provision contained in an employment agreement between Group Inc. and the individual. On April 28, 2011, the magistrate judge to whom the district judge assigned the motion denied the motion. On July 7, 2011, the magistrate judge denied Group Inc.’s and GS&Co.’s motion for reconsideration of the magistrate judge’s decision, and on July 21, 2011 Group Inc. and GS&Co. appealed the magistrate judge’s decision to the district court. On June 13, 2011, Group, Inc. and GS&Co. moved to strike the class allegations of one of the three named plaintiffs based on her failure to exhaust administrative remedies. On July 22, 2011, Group Inc. and GS&Co. moved to strike all of the plaintiffs’ class allegations, and for partial summary judgment as to plaintiffs’ disparate impact claims.

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

Sales, Trading and Clearance Practices.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews, certain of which are industry-wide, by various governmental and regulatory bodies and self-regulatory organizations relating to the sales, trading and clearance of corporate and government securities and other financial products, including compliance with the SEC’s short sale rule, algorithmic and quantitative trading, futures trading, securities lending practices, trading and clearance of credit derivative instruments, commodities trading, private placement practices, compliance with the U.S. Foreign Corrupt Practices Act and the effectiveness of insider trading controls and internal information barriers.

The European Commission announced in April 2011 that it is initiating proceedings to investigate further numerous financial services companies, including Group Inc., in connection with the supply of data related to credit default swaps and in connection with profit sharing and fee arrangements for clearing of credit default swaps, including potential anti-competitive practices. The U.S. Department of Justice (DOJ) has been investigating similar matters as regards the supply of data.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

EU Price-Fixing Matter.  On July 5, 2011, the European Commission issued a Statement of Objections to Group Inc. raising allegations of an industry-wide conspiracy to fix prices for power cables including by an Italian cable company in which certain Goldman Sachs-affiliated investment funds held ownership interests from 2005 to 2009. The Statement of Objections proposes to hold Group Inc. jointly and severally liable for some or all of any fine levied against the cable company under the concept of parental liability under EU competition law.

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

In the second quarter of 2011, a Staff Report of the Senate Permanent Subcommittee on Investigations concerning the key causes of the financial crisis was issued. Goldman Sachs and another financial institution were used as case studies with respect to the role of investment banks. The report was referred to the DOJ and the SEC for review. The firm is cooperating with the investigations arising from this referral, which are ongoing.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2011, the related condensed consolidated statements of earnings for the three and six months ended June 30, 2011 and 2010, the condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2011, the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2011 and 2010. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
August 8, 2011

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present a summary of consolidated average balances and interest rates.

	Three Months Ended June
	2011			2010
			Average			Average
	Average		rate	Average		rate
in millions, except rates	balance	Interest	(annualized)	balance	Interest	(annualized)

Assets
Deposits with banks	$37,466	$27	0.29%	$25,789	$18	0.28%
U.S.	30,364	22	0.29	21,519	14	0.26
Non-U.S.	7,102	5	0.28	4,270	4	0.38
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	353,754	233	0.26	357,201	136	0.15
U.S.	228,216	(68)	(0.12)	248,180	24	0.04
Non-U.S.	125,538	301	0.96	109,021	112	0.41
Financial instruments owned, at fair value [1,2]	293,698	2,948	4.03	270,875	2,785	4.12
U.S.	187,298	2,115	4.53	190,166	2,178	4.59
Non-U.S.	106,400	833	3.14	80,709	607	3.02
Other interest-earning assets [3]	144,598	473	1.31	114,987	363	1.27
U.S.	100,190	256	1.02	79,984	200	1.00
Non-U.S.	44,408	217	1.96	35,003	163	1.87

Total interest-earning assets	829,516	3,681	1.78	768,852	3,302	1.72
Cash and due from banks	4,219			3,193
Other non-interest-earning assets [2]	114,532			110,754

Total Assets	$948,267			$882,799

Liabilities
Interest-bearing deposits	$38,568	$68	0.71%	$36,576	$69	0.76%
U.S.	31,836	59	0.74	30,024	64	0.85
Non-U.S.	6,732	9	0.54	6,552	5	0.31
Securities loaned and securities sold under agreements to repurchase, at fair value	178,297	236	0.53	161,571	163	0.40
U.S.	113,271	66	0.23	115,658	87	0.30
Non-U.S.	65,026	170	1.05	45,913	76	0.66
Financial instruments sold, but not yet purchased [1,2]	110,293	763	2.77	90,497	481	2.13
U.S.	58,367	278	1.91	43,979	230	2.10
Non-U.S.	51,926	485	3.75	46,518	251	2.16
Commercial paper	1,372	1	0.27	1,652	1	0.23
U.S.	95	—	0.20	521	—	0.24
Non-U.S.	1,277	1	0.28	1,131	1	0.23
Other borrowings [4,5]	74,914	121	0.65	52,608	112	0.85
U.S.	48,614	110	0.91	29,953	95	1.27
Non-U.S.	26,300	11	0.17	22,655	17	0.30
Long-term borrowings 5, [6]	186,335	856	1.84	189,015	738	1.57
U.S.	179,976	814	1.81	179,403	684	1.53
Non-U.S.	6,359	42	2.65	9,612	54	2.25
Other interest-bearing liabilities [7]	202,167	223	0.44	184,947	119	0.26
U.S.	147,911	(95)	(0.26)	140,113	(45)	(0.13)
Non-U.S.	54,256	318	2.35	44,834	164	1.47

Total interest-bearing liabilities	791,946	2,268	1.15	716,866	1,683	0.94
Non-interest-bearing deposits	190			213
Other non-interest-bearing liabilities [2]	83,657			92,191

Total liabilities	875,793			809,270
Shareholders’ equity
Preferred stock	3,100			6,957
Common stock	69,374			66,572

Total shareholders’ equity	72,474			73,529
Total liabilities, preferred stock and shareholders’ equity	$948,267			$882,799

Interest rate spread			0.63%			0.78%
Net interest income and net yield on interest-earning assets		$1,413	0.68		$1,619	0.84
U.S.		1,093	0.80		1,301	0.97
Non-U.S.		320	0.45		318	0.56
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]
Assets			34.17%			29.79%
Liabilities			26.75			24.72

STATISTICAL DISCLOSURES

	Six Months Ended June
	2011			2010
			Average			Average
	Average		rate	Average		rate
in millions, except rates	balance	Interest	(annualized)	balance	Interest	(annualized)

Assets
Deposits with banks	$35,780	$56	0.32%	$25,748	$33	0.26%
U.S.	30,089	44	0.29	20,730	25	0.24
Non-U.S.	5,691	12	0.43	5,018	8	0.32
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	349,388	402	0.23	354,904	215	0.12
U.S.	226,732	(68)	(0.06)	245,287	(3)	0.00
Non-U.S.	122,656	470	0.77	109,617	218	0.40
Financial instruments owned, at fair value [1,2]	289,123	5,463	3.81	270,465	5,406	4.03
U.S.	185,681	3,929	4.27	188,310	4,142	4.44
Non-U.S.	103,442	1,534	2.99	82,155	1,264	3.10
Other interest-earning assets [3]	141,017	867	1.24	111,642	649	1.17
U.S.	97,514	459	0.95	77,506	346	0.90
Non-U.S.	43,503	408	1.89	34,136	303	1.79

Total interest-earning assets	815,308	6,788	1.68	762,759	6,303	1.67
Cash and due from banks	4,177			2,942
Other non-interest-earning assets [2]	113,718			109,942

Total Assets	$933,203			$875,643

Liabilities
Interest-bearing deposits	$38,672	$140	0.73%	$37,801	$137	0.73%
U.S.	32,244	124	0.78	31,180	127	0.82
Non-U.S.	6,428	16	0.50	6,621	10	0.30
Securities loaned and securities sold under agreements to repurchase, at fair value	173,696	437	0.51	155,631	299	0.39
U.S.	112,112	153	0.28	111,458	142	0.26
Non-U.S.	61,584	284	0.93	44,173	157	0.72
Financial instruments sold, but not yet purchased [1,2]	102,841	1,259	2.47	87,186	976	2.26
U.S.	53,799	501	1.88	44,709	459	2.07
Non-U.S.	49,042	758	3.12	42,477	517	2.45
Commercial paper	1,408	2	0.22	1,673	2	0.25
U.S.	73	—	0.19	422	—	0.18
Non-U.S.	1,335	2	0.23	1,251	2	0.27
Other borrowings [4,5]	72,414	249	0.69	50,934	229	0.91
U.S.	47,016	230	0.99	29,736	193	1.31
Non-U.S.	25,398	19	0.15	21,198	36	0.34
Long-term borrowings 5, [6]	185,922	1,642	1.78	191,243	1,484	1.56
U.S.	179,529	1,548	1.74	181,049	1,363	1.52
Non-U.S.	6,393	94	2.97	10,194	121	2.39
Other interest-bearing liabilities [7]	198,277	288	0.29	187,009	139	0.15
U.S.	145,602	(149)	(0.21)	142,003	(129)	(0.18)
Non-U.S.	52,675	437	1.67	45,006	268	1.20

Total interest-bearing liabilities	773,230	4,017	1.05	711,477	3,266	0.93
Non-interest-bearing deposits	155			226
Other non-interest-bearing liabilities [2]	85,299			90,954

Total liabilities	858,684			802,657
Shareholders’ equity
Preferred stock	4,753			6,957
Common stock	69,766			66,029

Total shareholders’ equity	74,519			72,986
Total liabilities, preferred stock and shareholders’ equity	$933,203			$875,643

Interest rate spread			0.63%			0.74%
Net interest income and net yield on interest-earning assets		$2,771	0.69		$3,037	0.80
U.S.		1,957	0.73		2,355	0.89
Non-U.S.		814	0.60		682	0.60
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]
Assets			33.77%			30.28%
Liabilities			26.23			24.02

STATISTICAL DISCLOSURES

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

5.	Interest rates include the effects of interest rate swaps accounted for as hedges.

6.	Consists of long-term other secured financings and unsecured long-term borrowings.

7.	Primarily consists of certain payables to customers and counterparties.

8.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

STATISTICAL DISCLOSURES

Ratios
The table below presents selected financial ratios.

	Three Months			Six Months
	Ended June			Ended June
	2011		2010	2011		2010

Annualized net earnings to average assets	0.5%		0.7%	0.8%		1.1%
Annualized return on average common shareholders’ equity [1]	6.1	[4]	7.9	8.0	[4]	13.1
Annualized return on average total shareholders’ equity [2]	6.0		8.0	10.3		12.7
Total average equity to average assets	7.6		8.3	8.0		8.3
Dividend payout ratio [3]	18.9		44.9	20.6		10.9

1.	Based on net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on net earnings divided by average monthly total shareholders’ equity.

3.	Dividends declared per common share as a percentage of diluted earnings per common share.

4.	The $1.64 billion Series G Preferred Stock dividend was not annualized in the calculation of annualized net earnings applicable to common shareholders since it has no impact on other quarters in the year.

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

	As of June 2011
in millions	Banks	Governments	Other		Total

Country
France	$38,462	$4,665	$4,215		$47,342
United Kingdom	5,425	5,787	32,405		43,617
Cayman Islands	1	81	41,716		41,798
Japan	23,764	147	4,107		28,018
Germany	9,679	13,001	3,643		26,323
China	11,178	166	3,683		15,027
Switzerland	2,796	13	5,746		8,555
Ireland	739	229	6,996	[1]	7,964

	As of December 2010
in millions	Banks	Governments	Other	Total

Country
France	$29,380	$7,369	$4,326	$41,075
United Kingdom	5,630	4,833	26,516	36,979
Cayman Islands	7	—	35,949	35,956
Japan	28,579	49	4,936	33,564
Germany	3,897	15,791	2,186	21,874
China	10,724	700	2,705	14,129
Switzerland	2,464	150	6,875	9,489

1.	Primarily comprised of interests in mutual funds domiciled in Ireland, but whose underlying investments are primarily located outside of Ireland.

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

References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011. All references to June 2011 and June 2010, unless specifically stated otherwise, refer to our periods ended, or the dates, as the context requires, June 30, 2011 and June 30, 2010, respectively. All references to March 2011 and December 2010, unless specifically stated otherwise, refer to the dates March 31, 2011 and December 31, 2010, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended June 2011 versus June 2010.  Our diluted earnings per common share were $1.85 for the second quarter of 2011 compared with $0.78 1 for the second quarter of 2010. Annualized return on average common shareholders’ equity (ROE) 2 was 6.1% for the second quarter of 2011.

During the quarter, the firm repurchased 10.8 million shares of its common stock for a total cost of $1.50 billion. Including the impact of these repurchases, book value per common share and tangible book value per common share 3 each increased 1.6% during the quarter to $131.44 and $121.60, respectively. Our Tier 1 capital ratio under Basel 1 4 was 14.7% and our Tier 1 common ratio under Basel 1 4 was 12.9% as of June 2011, both essentially unchanged compared with the end of the first quarter of 2011.

The firm generated net revenues of $7.28 billion and net earnings of $1.09 billion for the second quarter of 2011. These results reflected significantly lower net revenues in Institutional Client Services and Investing & Lending compared with the second quarter of 2010. This decrease was partially offset by significantly higher net revenues in Investment Banking, as well as higher net revenues in Investment Management compared with the second quarter of 2010.

In the context of more difficult economic and financial conditions, the firm launched an initiative to identify areas where we can operate more efficiently and reduce our operating expenses. We have targeted approximately $1.2 billion in annual run rate compensation and non-compensation reductions. This initiative will be achieved through a combination of a reduction in total staff and planned expenditures, and we expect to complete it before year-end.

1. Excluding the impact of the $600 million related to the U.K. bank payroll tax and the $550 million related to the SEC settlement in the second quarter of 2010, diluted earnings per common share were $2.75 and $8.36 for the three and six months ended June 2010, respectively. We believe that presenting our results excluding the impact of these items is meaningful because it increases the comparability of period-to-period results. Diluted earnings per common share excluding these items is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share excluding the impact of these items.
2. See “Results of Operations — Financial Overview” below for further information about our calculation of ROE.
3. We believe that tangible common shareholders’ equity and tangible book value per common share are meaningful because they are measures that we and investors use to assess capital adequacy. Tangible common shareholders’ equity and tangible book value per common share are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. See “Equity Capital — Other Capital Metrics” below for further information about our calculation of tangible common shareholders’ equity and tangible book value per common share.
4. Tier 1 common ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Equity Capital — Consolidated Regulatory Capital Ratios” below for further information about our Tier 1 capital ratio and Tier 1 common ratio.

An overview of the results for each of our business segments are discussed below.

Institutional Client Services
The decrease in Institutional Client Services compared with the second quarter of 2010 reflected significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution, partially offset by higher net revenues in Equities. The decline in Fixed Income, Currency and Commodities Client Execution reflected significantly lower results in mortgages, commodities and interest rate products. High levels of uncertainty and decreased levels of liquidity during the quarter contributed to difficult market-making conditions, particularly in mortgages and commodities, and prompted us to operate at generally lower levels of risk. In addition, net revenues in currencies decreased slightly and net revenues in credit products were essentially unchanged compared with the second quarter of 2010. During the quarter, Fixed Income, Currency and Commodities Client Execution operated in a challenging environment reflecting broad market concerns and uncertainty, which led to slightly lower levels of activity. The effect of these macro concerns was more pronounced within our Asian and European franchises.

The increase in Equities compared with the second quarter of 2010 primarily reflected higher net revenues in equities client execution. This increase reflected improved results in derivatives compared with a difficult second quarter of 2010. However, results in the second quarter of 2011 for equities client execution more broadly reflected a challenging environment generally characterized by lower levels of activity and low volatility levels. In addition, commissions and fees were lower compared with the second quarter of 2010, reflecting lower client activity. Securities services net revenues were higher compared with the second quarter of 2010, reflecting the impact of higher average customer balances.

Investing & Lending
Results in Investing & Lending for the second quarter of 2011 included a loss of $176 million from our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), net gains of $686 million from other investments in equities and net revenues of $200 million from debt securities and loans, primarily reflecting net interest income.

Investment Banking
The increase in Investment Banking reflected significantly higher net revenues in our Underwriting business, as well as in Financial Advisory. Net revenues in debt underwriting were significantly higher than the second quarter of 2010, primarily reflecting an increase in leveraged finance activity. Net revenues in equity underwriting were also significantly higher than the second quarter of 2010, reflecting an increase in industry-wide equity and equity-related offerings. The increase in Financial Advisory reflected an increase in industry-wide completed mergers and acquisitions.

Investment Management
The increase in Investment Management was primarily due to an increase in management and other fees, reflecting both favorable changes in the mix of assets under management and higher average assets under management, as well as higher incentive fees. During the quarter, assets under management increased $4 billion to $844 billion reflecting market appreciation and inflows in fixed income assets, partially offset by outflows in money market, alternative investment and equity assets.

Six Months Ended June 2011 versus June 2010.  Our diluted earnings per common share were $3.40 for the first half of 2011 compared with $6.41 1 for the first half of 2010. Annualized ROE 2 was 8.0% for the first half of 2011. Excluding the impact of the $1.64 billion preferred dividend related to the redemption of our 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock) in the first quarter of 2011, diluted earnings per common share were $6.25 3 and annualized ROE was 10.2% 3 for the first half of 2011.

1. Excluding the impact of the $600 million related to the U.K. bank payroll tax and the $550 million related to the SEC settlement in the second quarter of 2010, diluted earnings per common share were $2.75 and $8.36 for the three and six months ended June 2010, respectively. We believe that presenting our results excluding the impact of these items is meaningful because it increases the comparability of period-to-period results. Diluted earnings per common share excluding these items is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share excluding the impact of these items.
2. See “Results of Operations — Financial Overview” below for further information about our calculation of ROE.
3. We believe that presenting our results excluding the impact of the $1.64 billion preferred dividend related to the redemption of our Series G Preferred Stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) is meaningful because it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding the dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share and ROE excluding the impact of this dividend.

The firm generated net revenues of $19.18 billion and net earnings of $3.82 billion for the first half of 2011. These results reflected significantly lower net revenues in Institutional Client Services, partially offset by significantly higher net revenues in Investment Banking and higher net revenues in Investment Management. Net revenues in Investing & Lending were essentially unchanged compared with the first half of 2010.

An overview of the results for each of our business segments are discussed below.

Institutional Client Services
The decrease in Institutional Client Services compared with the first half of 2010 reflected significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution. Although client activity levels improved during the first quarter of 2011, the environment became more challenging during the second quarter of 2011 reflecting broad market concerns and uncertainty, which led to slightly lower levels of activity. In addition, high levels of uncertainty and decreased levels of liquidity during the second quarter of 2011 contributed to difficult market-making conditions and prompted us to operate at generally lower levels of risk. As a result of these conditions, net revenues across the franchise were lower during the first half of 2011 compared with the first half of 2010.

Net revenues in Equities increased slightly compared with the first half of 2010, primarily reflecting higher net revenues in securities services. The increase in securities services compared with the first half of 2010 reflected the impact of higher average customer balances. Equities client execution net revenues were essentially unchanged and reflected improved results in derivatives compared with the first half of 2010, although results more broadly in equities client execution for the first half of 2011 reflected a challenging environment characterized by low levels of activity and low volatility levels. Commissions and fees increased slightly compared with the first half of 2010.

Investing & Lending
Net revenues in Investing & Lending for the first half of 2011 included a gain of $140 million from our investment in the ordinary shares of ICBC, net gains of $1.74 billion from other investments in equities and net gains and net interest of $1.22 billion from debt securities and loans.

Investment Banking
The increase in Investment Banking primarily reflected significantly higher net revenues in our Underwriting business. Net revenues in debt underwriting were significantly higher than the first half of 2010, reflecting an increase in leveraged finance and investment-grade activity. Net revenues in equity underwriting were also significantly higher than the first half of 2010, reflecting higher net revenues from initial public offerings. Net revenues in Financial Advisory also increased compared with the first half of 2010.

Investment Management
The increase in Investment Management was primarily due to an increase in management and other fees, reflecting favorable changes in the mix of assets under management and higher average assets under management, as well as higher incentive fees. During the first half of 2011, assets under management increased $4 billion to $844 billion reflecting net market appreciation, primarily in fixed income and equity assets, partially offset by net outflows, primarily in money market assets.

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

Business Environment

Global
Real gross domestic product (GDP) appears to have increased in most economies in the second quarter of 2011, although at a slower pace than in the first quarter. However, concerns about European sovereign debt risk, the supply-chain disruptions resulting from the earthquake and tsunami in Japan and inflation in emerging markets intensified during the second quarter of 2011, while concerns emerged towards the end of the quarter about the uncertainty of a resolution on the U.S. federal debt ceiling. In addition, other broad market concerns that emerged during 2010 and the first quarter of 2011, such as political unrest in the Middle East and uncertainty over financial regulatory reform, continued during the quarter. Global equity markets were negatively impacted by these concerns and uncertainties during the second quarter. Measures of inflation in most major and emerging economies increased during the quarter primarily due to earlier commodity price increases, although the price of crude oil decreased during the quarter. The U.S. dollar depreciated against the Euro and the Japanese yen, but remained essentially unchanged against the British pound. Industry-wide announced mergers and acquisitions volumes decreased during the quarter, while completed mergers and acquisitions volumes were essentially unchanged. In addition, debt offerings volumes decreased during the quarter, while equity and equity-related offerings volumes increased, particularly in initial public offerings.

United States
In the United States, real GDP increased modestly during the second quarter, although growth in consumer spending slowed. Industrial production remained broadly unchanged, reflecting the impact of supply-chain disruptions associated with Japan, and unemployment levels increased during the quarter. In addition, measures of core inflation increased during the second quarter. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% and concluded its quantitative easing measures, which included the purchase of significant amounts of U.S. Treasury debt. The 10-year U.S. Treasury note yield ended the second quarter 29 basis points lower at 3.18%. In equity markets, the Dow Jones Industrial Average increased 1%, while the S&P 500 Index and the NASDAQ Composite Index ended the quarter essentially unchanged.

Europe
In the Eurozone economies, real GDP growth appeared to moderate during the second quarter. Concerns about fiscal challenges in several Eurozone economies intensified during the quarter, weighing on economic growth in these economies and risk appetite more broadly. Surveys of business confidence deteriorated and measures of core inflation increased during the second quarter. The European Central Bank increased its main refinancing operations rate by 25 basis points to 1.25% during the quarter. The Euro appreciated by 2% against the U.S. dollar. In the United Kingdom, real GDP growth moderated during the second quarter. The Bank of England maintained its official bank rate at 0.50% and the British pound was essentially unchanged against the U.S. dollar. Long-term government bond yields in the U.K. and the Eurozone generally declined during the quarter, although spreads between German bond yields and those of certain Eurozone economies widened during the quarter. Equity markets in continental Europe generally decreased during the quarter, while equity markets in the U.K. were essentially unchanged.

Asia
In Japan, real GDP appeared to decline further in the second quarter due to the economic impact of the earthquake and tsunami. Measures of core inflation turned positive during the quarter for the first time since early 2009. The Bank of Japan left its target overnight call rate unchanged at a range of zero to 0.10%. The yield on 10-year Japanese government bonds decreased during the quarter. The Japanese yen appreciated by 3% against the U.S. dollar and the Nikkei 225 Index ended the quarter 1% higher. In China, real GDP growth remained strong during the second quarter, although the pace of growth moderated compared with the first quarter of 2011. Measures of inflation remained elevated during the quarter. The People’s Bank of China increased the reserve requirement ratio by 150 basis points during the quarter. The Chinese yuan appreciated slightly against the U.S. dollar and the Shanghai Composite Index decreased by 6% during the quarter. Equity markets in Hong Kong and South Korea also decreased during the quarter. In India, economic growth appeared to remain solid, supported by continued strength in domestic demand. In addition, measures of inflation remained elevated. The Indian rupee was essentially unchanged against the U.S. dollar and equity markets in India declined.

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

Controls Over Valuation of Financial Instruments.  Market makers and investment professionals in our revenue-producing units are responsible for pricing our financial instruments. Our control infrastructure is independent of the revenue-producing units and is fundamental to ensuring that all of our financial instruments are appropriately valued at market-clearing levels. In the event that there is a difference of opinion in situations where estimating the fair value of financial instruments requires judgment (e.g., calibration to market comparables or trade comparison, as described below), the final valuation decision is made by senior managers in control and support functions that are independent of the revenue-producing units (independent control and support functions). This independent price verification is critical to ensuring that our financial instruments are properly valued.

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

Review of Valuation Models.  Quantitative professionals within our Market Risk Management department (Market Risk Management) perform an independent model approval process. This process incorporates a review of a diverse set of model and trade parameters across a broad range of values (including extreme and/or improbable conditions) in order to critically evaluate:

•	the model’s suitability for valuation and risk management of a particular instrument type;

•	the model’s accuracy in reflecting the characteristics of the related product and its significant risks;

•	the suitability and properties of the numerical algorithms incorporated in the model;

•	the model’s consistency with models for similar products; and

•	the model’s sensitivity to input parameters and assumptions.

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

Total level 3 assets were $47.01 billion, $45.84 billion and $45.38 billion as of June 2011, March 2011 and December 2010, respectively. The increase in level 3 assets during the three months ended June 2011 primarily reflected an increase in private equity investments, principally due to transfers from level 2.

The increase in level 3 assets during the six months ended June 2011 primarily reflected an increase in private equity investments, principally due to purchases and transfers from level 2, partially offset by a decrease in credit derivatives, primarily due to transfers to level 2 and settlements.

See Notes 5 through 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about fair value measurements.

	As of June 2011			As of March 2011			As of December 2010
	Total at	Level 3		Total at	Level 3		Total at	Level 3
in millions	Fair Value	Total		Fair Value	Total		Fair Value	Total

Commercial paper, certificates of deposit, time deposits and other money market instruments	$7,186	$—		$13,100	$—		$11,262	$—
U.S. government and federal agency obligations	87,075	—		100,222	—		84,928	—
Non-U.S. government obligations	55,023	—		44,540	—		40,675	—
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,693	2,395		5,912	2,521		6,200	2,819
Loans and securities backed by residential real estate	7,716	2,735		8,426	2,636		9,404	2,373
Loan portfolios [1]	1,238	1,238		1,314	1,312		1,438	1,285
Bank loans and bridge loans	18,927	10,183	[2]	18,063	9,929	[2]	18,039	9,905	[2]
Corporate debt securities	25,582	2,747		26,515	3,138		24,719	2,737
State and municipal obligations	3,328	643		2,718	742		2,792	754
Other debt obligations	2,554	1,472		3,599	1,483		3,232	1,274
Equities and convertible debentures	71,626	13,452		75,343	11,765		67,833	11,060
Commodities	10,133	—		5,911	—		13,138	—

Total cash instruments	297,081	34,865		305,663	33,526		283,660	32,207
Derivatives	73,524	11,522		69,143	11,837		73,293	12,772

Financial instruments owned, at fair value	370,605	46,387		374,806	45,363		356,953	44,979
Securities segregated for regulatory and other purposes	42,343	—		34,325	—		36,182	—
Securities purchased under agreements to resell	162,285	299		162,094	158		188,355	100
Securities borrowed	61,865	—		62,236	—		48,822	—
Receivables from customers and counterparties	7,674	321		8,095	322		7,202	298

Total	$644,772	$47,007		$641,556	$45,843		$637,514	$45,377

1.	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate.

2.	Includes certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

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

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements, the accounting for goodwill and identifiable intangible assets, and discretionary compensation accruals, the use of estimates and assumptions is also important in determining provisions for potential losses that may arise from litigation, regulatory proceedings and tax audits.

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

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. In accounting for income taxes, we estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under FASB Accounting Standards Codification 740. See Note 24 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about accounting for income taxes.

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

Financial Overview
The table below presents an overview of our financial results.

	Three Months		Six Months
	Ended June		Ended June
$ in millions, except per share amounts	2011	2010	2011	2010

Net revenues	$7,281	$8,841	$19,175	$21,616
Pre-tax earnings	1,612	1,448	5,652	6,607
Net earnings	1,087	613	3,822	4,069
Net earnings applicable to common shareholders	1,052	453	1,960	3,749
Diluted earnings per common share	1.85	0.78	3.40	6.41
Annualized return on average common shareholders’ equity [1]	6.1%	7.9%	8.0%	13.1%
Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend [2]	N/A	N/A	$6.25	N/A
Annualized return on average common shareholders’ equity, excluding the impact of the Series G Preferred Stock dividend [2]	N/A	N/A	10.2%	N/A
Diluted earnings per common share, excluding the impact of U.K. bank payroll tax and SEC settlement [3]	N/A	$2.75	N/A	$8.36
Annualized return on average common shareholders’ equity, excluding the impact of U.K. bank payroll tax and SEC settlement [3]	N/A	9.5%	N/A	14.8%

1.	Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The impact of the $1.64 billion Series G Preferred Stock dividend in the first quarter of 2011 was not annualized in the calculation of annualized net earnings applicable to common shareholders for the six months ended June 2011 as this amount has no impact on other quarters in the year. In addition, the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement in the second quarter of 2010 were not annualized in the calculation of annualized net earnings applicable to common shareholders for the three and six months ended June 2010 as these are one-time events and therefore these amounts have no impact on other quarters in the year. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Total shareholders’ equity	$72,474	$73,529	$74,519	$72,986
Preferred stock	(3,100)	(6,957)	(4,753)	(6,957)

Common shareholders’ equity	$69,374	$66,572	$69,766	$66,029

2.	We believe that presenting our results excluding the impact of the $1.64 billion Series G Preferred Stock dividend in the first quarter of 2011 is meaningful because it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding this dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of this dividend.

Six Months Ended
in millions, except per share amount	June 2011

Net earnings applicable to common shareholders	$1,960
Impact of the Series G Preferred Stock dividend	1,643

Net earnings applicable to common shareholders, excluding the impact of the Series G Preferred Stock dividend	3,603
Divided by: average diluted common shares outstanding	576.4

Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend	$6.25

Average for the
Six Months Ended
in millions	June 2011

Total shareholders’ equity	$74,519
Preferred stock	(4,753)

Common shareholders’ equity	69,766
Impact of the Series G Preferred Stock dividend	939

Common shareholders’ equity, excluding the impact of the Series G Preferred Stock dividend	$70,705

3.	We believe that presenting our results excluding the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement in the second quarter of 2010 is meaningful as these were one-time events and excluding them increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding these items are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of these items.

	Three Months	Six Months
	Ended June	Ended June

in millions, except per share amounts	2010	2010

Net earnings applicable to common shareholders	$453	$3,749
Impact of U.K. bank payroll tax	600	600
Pre-tax impact of SEC settlement	550	550
Tax impact of SEC settlement	(6)	(6)

Net earnings applicable to common shareholders, excluding the impact of U.K. bank payroll tax and SEC settlement	1,597	4,893
Divided by: average diluted common shares outstanding	580.4	585.2

Diluted earnings per common share, excluding the impact of U.K. bank payroll tax and SEC settlement	$2.75	$8.36

	Average for the
	Three Months	Six Months
	Ended June	Ended June

in millions	2010	2010

Total shareholders’ equity	$73,529	$72,986
Preferred stock	(6,957)	(6,957)

Common shareholders’ equity	66,572	66,029
Impact of U.K. bank payroll tax	300	171
Impact of SEC settlement	136	78

Common shareholders’ equity, excluding the impact of U.K. bank payroll tax and SEC settlement	$67,008	$66,278

Net Revenues
Three Months Ended June 2011 versus June 2010.  Net revenues were $7.28 billion for the second quarter of 2011, 18% lower than the second quarter of 2010, reflecting significantly lower net revenues in Institutional Client Services and Investing & Lending. This decrease was partially offset by significantly higher net revenues in Investment Banking, as well as higher net revenues in Investment Management.

Six Months Ended June 2011 versus June 2010.  Net revenues were $19.18 billion for the first half of 2011, 11% lower than the first half of 2010, reflecting significantly lower net revenues in Institutional Client Services, partially offset by significantly higher net revenues in Investment Banking and higher net revenues in Investment Management. Net revenues in Investing & Lending were essentially unchanged compared with the first half of 2010.

Net Interest Income
Three Months Ended June 2011 versus June 2010.  Net interest income for the second quarter of 2011 was $1.41 billion, 13% lower than the second quarter of 2010. The decrease compared with the second quarter of 2010 was primarily due to higher interest expense related to our long-term borrowings and a decrease in net dividend income.

Six Months Ended June 2011 versus June 2010.  Net interest income for the first half of 2011 was $2.77 billion, 9% lower than the first half of 2010. The decrease compared with the first half of 2010 was primarily due to higher interest expense related to our long-term borrowings and a decrease in net dividend income.

Non-interest Revenues
Investment banking
During the second quarter of 2011, investment banking revenues continued to reflect an operating environment generally characterized by higher levels of industry-wide mergers and acquisitions activity as compared with 2010. Underwriting activity levels were higher compared with the second quarter of 2010, reflecting generally higher equity prices, continued low interest rates and increased refinancing activity. However, heightened uncertainty regarding the global economic outlook and concerns about European sovereign debt risk and the U.S. debt ceiling negatively impacted global equity markets during the second quarter of 2011, and continued to weigh on corporate activity. If these concerns and uncertainties were to continue, or if equity prices decline or interest rates increase, resulting in lower levels of client activity, investment banking revenues would likely be negatively impacted.

Three Months Ended June 2011 versus June 2010.  Investment banking revenues on the condensed consolidated statement of earnings were $1.45 billion, 54% higher than the second quarter of 2010, reflecting significantly higher underwriting and financial advisory revenues. The increase in underwriting revenues primarily reflected an increase in leveraged finance activity and an increase in industry-wide equity and equity-related offerings. The increase in financial advisory revenues reflected an increase in industry-wide completed mergers and acquisitions.

Six Months Ended June 2011 versus June 2010.  Investment banking revenues on the condensed consolidated statement of earnings were $2.72 billion, 27% higher than the first half of 2010, primarily reflecting significantly higher underwriting revenues. The increase in underwriting revenues primarily reflected an increase in leveraged finance and investment-grade activity, as well as higher revenues from initial public offerings. Financial advisory revenues were also higher compared with the first half of 2010.

Investment management
During the second quarter of 2011, investment management revenues reflected an operating environment generally characterized by a continuation of industry trends, including improved asset prices and a shift in investor assets away from money markets in favor of asset classes with potentially higher risk and returns. These trends have resulted in favorable changes in the mix of assets under management, as well as appreciation in the value of client assets. If asset prices decline or investors change their mix of assets to lower risk asset classes or withdraw their assets, investment management revenues would likely be negatively impacted. In addition, continued uncertainty regarding the global economic outlook could result in downward pressure on assets under management.

Three Months Ended June 2011 versus June 2010.  Investment management revenues on the condensed consolidated statement of earnings were $1.19 billion, 14% higher than the second quarter of 2010. The increase in revenues compared with the second quarter of 2010 was primarily due to an increase in management fees, reflecting both favorable changes in the mix of assets under management and higher average assets under management, as well as higher incentive fees.

Six Months Ended June 2011 versus June 2010.  Investment management revenues on the condensed consolidated statement of earnings were $2.36 billion, 15% higher than the first half of 2010. The increase in revenues compared with the first half of 2010 was primarily due to an increase in management fees, reflecting favorable changes in the mix of assets under management and higher average assets under management, as well as higher incentive fees.

Commissions and fees
Broad market concerns and uncertainties that emerged during 2010, including concerns about European sovereign debt risk, continued to have a negative impact on client activity during the second quarter of 2011. Client activity was also negatively impacted by concerns regarding the state of the global economy, including a further deterioration in economic data, increased sovereign risk in a number of smaller European member states along with the potential negative economic impact on financial institutions with credit exposure to those sovereigns, and the U.S. debt ceiling. If these concerns and uncertainties were to continue, commissions and fees would likely be negatively impacted.

Three Months Ended June 2011 versus June 2010.  Commissions and fees on the condensed consolidated statement of earnings were $894 million, 9% lower than the second quarter of 2010, reflecting lower client activity.

Six Months Ended June 2011 versus June 2010.  Commissions and fees on the condensed consolidated statement of earnings were $1.91 billion, 3% higher than the first half of 2010.

Market making
Broad market concerns and uncertainties that emerged during 2010, including concerns about European sovereign debt risk and uncertainty over financial regulatory reform, continued to have a negative impact on our market-making revenues during the second quarter of 2011. Market-making revenues during the quarter were also negatively impacted by concerns regarding the state of the global economy, including a further deterioration in economic data, increased sovereign risk in a number of smaller European member states along with the potential negative economic impact on financial institutions with credit exposure to those sovereigns, and the U.S. debt ceiling. In addition, volatility in market prices, price divergence between our cash positions and corresponding hedges, and decreased liquidity levels contributed to lower revenues from managing client-originated market-making inventory. In this environment, we reduced our market risk levels, and many of our clients reduced their risk appetite, resulting in slightly lower activity levels during the quarter. If these concerns and uncertainties were to continue, and conditions were to remain challenging, market-making revenues would likely be negatively impacted.

Three Months Ended June 2011 versus June 2010.  Market-making revenues on the condensed consolidated statement of earnings were $1.74 billion, 39% lower than the second quarter of 2010, reflecting significantly lower revenues in mortgages, commodities and interest rate products. High levels of uncertainty and decreased levels of liquidity during the quarter contributed to difficult market-making conditions, particularly in mortgages and commodities, and prompted us to operate at generally lower levels of risk. During the quarter, revenues in these products were impacted by a challenging environment reflecting broad market concerns and uncertainty, which led to slightly lower levels of activity. These decreases were partially offset by higher revenues in equities, reflecting improved results in derivatives compared with a difficult second quarter of 2010. However, in the second quarter of 2011, revenues in equities more broadly reflected a challenging environment generally characterized by lower levels of activity and low volatility levels.

Six Months Ended June 2011 versus June 2010.  Market-making revenues on the condensed consolidated statement of earnings were $6.20 billion, 33% lower than the first half of 2010. Although client activity levels improved during the first quarter of 2011, the environment became more challenging during the second quarter of 2011 reflecting broad market concerns and uncertainty, which led to slightly lower levels of activity. In addition, high levels of uncertainty and decreased levels of liquidity during the second quarter of 2011 contributed to difficult market-making conditions and prompted us to operate at generally lower levels of risk. As a result of these conditions, revenues were lower in most of our major market-making products during the first half of 2011 compared with the first half of 2010. Equities revenues were essentially unchanged compared with the first half of 2010, as results in derivatives improved compared with the first half of 2010, although revenues more broadly in equities for the first half of 2011 reflected a challenging environment characterized by low levels of activity and low volatility levels.

Other principal transactions
During the second quarter of 2011, other principal transactions revenues reflected an operating environment characterized by generally widening credit spreads and global equity markets that were negatively impacted by broad market concerns and uncertainty. If equity markets decline and credit spreads widen, other principal transactions revenues would likely be negatively impacted.

Three Months Ended June 2011 versus June 2010.  Other principal transactions revenues on the condensed consolidated statement of earnings were $602 million for the second quarter of 2011. Results for the second quarter of 2011 primarily included net gains from private equity investments and revenues from our consolidated entities held for investment purposes, partially offset by net losses from our investment in the ordinary shares of ICBC and other public equity investments. In the second quarter of 2010, revenues in other principal transactions primarily included a gain from our investment in the ordinary shares of ICBC, revenues from our consolidated entities held for investment purposes and net gains from debt securities and loans.

Six Months Ended June 2011 versus June 2010.  Other principal transactions revenues on the condensed consolidated statement of earnings were $3.21 billion for the first half of 2011. Results for the first half of 2011 primarily included net gains from private equity investments, net gains from debt securities and loans, and revenues from our consolidated entities held for investment purposes. In the first half of 2010, revenues in other principal transactions primarily included net gains from debt securities and loans, net gains from both private and public equity securities, including a gain from our investment in the ordinary shares of ICBC, as well as revenues from our consolidated entities held for investment purposes.

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

On July 19, 2011, the United Kingdom enacted legislation that imposes an annual non-deductible tax on relevant liabilities, as defined in the legislation, for periods ending on or after January 1, 2011 for certain financial services activities of large banks, including their subsidiaries, that operate in the U.K. Our current estimate of the tax for 2011 is approximately $130 million, of which three-fourths will be recognized in non-compensation expenses in the third quarter of 2011, with the remainder recognized in non-compensation expenses in the fourth quarter of 2011. The final amount may vary from this estimate because the tax will be based on the relevant liabilities as of December 31, 2011.

In the context of more difficult economic and financial conditions, the firm launched an initiative to identify areas where we can operate more efficiently and reduce our operating expenses. We have targeted approximately $1.2 billion in annual run rate compensation and non-compensation reductions. This initiative will be achieved through a combination of a reduction in total staff and planned expenditures, and we expect to complete it before year-end.

The table below presents our operating expenses and total staff.

	Three Months		Six Months
	Ended June		Ended June
$ in millions	2011	2010	2011	2010

Compensation and benefits	$3,204	$3,802	$8,437	$9,295
U.K. bank payroll tax	—	600	—	600
Brokerage, clearing, exchange and distribution fees	615	622	1,235	1,184
Market development	183	116	362	226
Communications and technology	210	186	408	362
Depreciation and amortization	372	437	962	809
Occupancy	252	274	519	530
Professional fees	263	227	496	409
Other expenses	570	1,129	1,104	1,594

Total non-compensation expenses	2,465	2,991	5,086	5,114

Total operating expenses	$5,669	$7,393	$13,523	$15,009

Total staff at period-end [1]	35,500	34,100
Total staff at period-end including consolidated entities held for investment purposes [2]	38,300	38,900

1.	Includes employees, consultants and temporary staff.

2.	Compensation and benefits and non-compensation expenses related to consolidated entities held for investment purposes are included in their respective line items in the condensed consolidated statements of earnings. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

Three Months Ended June 2011 versus June 2010.  Operating expenses were $5.67 billion for the second quarter of 2011, 23% lower than the second quarter of 2010. The accrual for compensation and benefits expenses was $3.20 billion for the second quarter of 2011, a 16% decline compared with the second quarter of 2010. Operating expenses for the second quarter of 2010 included an estimate of $600 million related to the U.K. bank payroll tax. Total staff and total staff including consolidated entities held for investment purposes were essentially unchanged during the second quarter of 2011.

Non-compensation expenses were $2.47 billion, 18% lower than the second quarter of 2010. The decrease compared with the second quarter of 2010 was primarily attributable to the impact of net provisions for litigation and regulatory proceedings of $615 million during the second quarter of 2010 (including $550 million related to the SEC settlement). The second quarter of 2011 included net provisions for litigation and regulatory proceedings of $45 million.

Six Months Ended June 2011 versus June 2010.  Operating expenses were $13.52 billion for the first half of 2011, 10% lower than the first half of 2010. The accrual for compensation and benefits expenses was $8.44 billion for the first half of 2011, a 9% decline compared with the first half of 2010. The ratio of compensation and benefits to net revenues for the first half of 2011 was 44.0%, compared with 43.0% 1 (which excludes the impact of the U.K. bank payroll tax) for the first half of 2010. Operating expenses for the first half of 2010 included an estimate of $600 million related to the U.K. bank payroll tax. Total staff and total staff including consolidated entities held for investment purposes decreased slightly during the first half of 2011.

Non-compensation expenses were $5.09 billion, essentially unchanged compared with the first half of 2010. The first half of 2011 included net provisions for litigation and regulatory proceedings of $69 million compared with $636 million during the first half of 2010 (including $550 million related to the SEC settlement). This decrease was offset by the impact of impairment charges of approximately $220 million related to assets classified as held for sale during the first half of 2011, primarily related to Litton Loan

Servicing LP, our residential mortgage servicing subsidiary, and increased levels of business activity, including higher market development expenses and increased operating expenses related to our consolidated entities held for investment purposes.

Provision for Taxes
The effective income tax rate for the first half of 2011 was 32.4%, essentially unchanged from 32.3% for the first quarter of 2011 and down slightly from 32.7% 2 for 2010, which excluded the impact of the $465 million U.K. bank payroll tax for the full year and the $550 million SEC settlement, substantially all of which was non-deductible. Including the impact of these items, the effective income tax rate was 35.2% for 2010.

In December 2010, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income were extended retroactively to January 1, 2010 through December 31, 2011. If these rules are not extended beyond December 31, 2011, the expiration may materially increase our effective income tax rate beginning in 2013.

1.	Our total compensation and benefits expenses including the $600 million U.K. bank payroll tax were $4.40 billion and $9.90 billion for the three and six months ended June 2010, respectively. We believe that presenting our ratio of compensation and benefits to net revenues excluding the impact of the $600 million U.K. bank payroll tax is meaningful as this is a one-time event and excluding it increases the comparability of period-to-period results. The ratio of compensation and benefits to net revenues excluding the impact of this item is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. The table below presents the calculation of the ratio of compensation and benefits to net revenues including and excluding the impact of this item.

Six Months Ended
$ in millions	June 2010

Compensation and benefits (which excludes the impact of the $600 million U.K. bank payroll tax)	$9,295
Ratio of compensation and benefits to net revenues	43.0%
Compensation and benefits, including the impact of the $600 million U.K. bank payroll tax	$9,895
Ratio of compensation and benefits to net revenues, including the impact of the $600 million U.K. bank payroll tax	45.8%

2.	We believe that presenting our effective income tax rate for 2010 excluding the impact of the U.K. bank payroll tax for the full year and the SEC settlement, substantially all of which was non-deductible, is meaningful as excluding these items increases the comparability of period-to-period results. Effective income tax rate excluding the impact of these items is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. The table below presents the calculation of the effective income tax rate excluding the impact of these amounts.

	Year Ended December 2010
	Pre-tax	Provision	Effective income
$ in millions	earnings	for taxes	tax rate

As reported	$12,892	$4,538	35.2%
Add back:
Impact of the U.K. bank payroll tax	465	—
Impact of the SEC settlement	550	6

As adjusted	$13,907	$4,544	32.7%

Segment Operating Results
The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

		Three Months		Six Months
		Ended June		Ended June
in millions		2011	2010	2011	2010

Investment Banking	Net revenues	$1,448	$941	$2,717	$2,144
	Operating expenses	981	713	1,904	1,593

	Pre-tax earnings	$467	$228	$813	$551

Institutional Client Services	Net revenues	$3,515	$4,981	$10,162	$13,488
	Operating expenses	3,040	4,173	7,624	9,004

	Pre-tax earnings	$475	$808	$2,538	$4,484

Investing & Lending	Net revenues	$1,044	$1,786	$3,749	$3,756
	Operating expenses	547	934	1,778	1,842

	Pre-tax earnings	$497	$852	$1,971	$1,914

Investment Management	Net revenues	$1,274	$1,133	$2,547	$2,228
	Operating expenses	1,056	954	2,123	1,903

	Pre-tax earnings	$218	$179	$424	$325

Total	Net revenues	$7,281	$8,841	$19,175	$21,616
	Operating expenses	5,669	7,393	13,523	15,009

	Pre-tax earnings	$1,612	$1,448	$5,652	$6,607

Operating expenses in the table above include the following expenses that have not been allocated to our segments:

•	net provisions for a number of litigation and regulatory proceedings of $45 million and $615 million for the three months ended June 2011 and June 2010, respectively, and $69 million and $636 million for the six months ended June 2011 and June 2010, respectively;

•	charitable contributions of $25 million for both the six months ended June 2011 and June 2010; and

•	real estate-related exit costs of $4 million and $6 million for the three and six months ended June 2010, respectively.

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

Investment Banking

Our Investment Banking segment is comprised of:

Financial Advisory.  Includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, risk management, restructurings and spin-offs, and derivative transactions directly related to these client advisory assignments.

Underwriting.  Includes public offerings and private placements of a wide range of securities, loans and other financial instruments, and derivative transactions directly related to these client underwriting activities.

The table below presents the operating results of our Investment Banking segment.

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Financial Advisory	$637	$471	$994	$935
Equity underwriting	378	225	804	597
Debt underwriting	433	245	919	612

Total Underwriting	811	470	1,723	1,209

Total net revenues	1,448	941	2,717	2,144
Operating expenses	981	713	1,904	1,593

Pre-tax earnings	$467	$228	$813	$551

The table below presents our financial advisory and underwriting transaction volumes.1

	Three Months		Six Months
	Ended June		Ended June
in billions	2011	2010	2011	2010

Announced mergers and acquisitions	$184	$86	$358	$211
Completed mergers and acquisitions	175	98	339	195
Equity and equity-related offerings [2]	17	9	42	23
Debt offerings [3]	59	54	132	117

1.	Source: Thomson Reuters. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

2.	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

3.	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

Three Months Ended June 2011 versus June 2010.  Net revenues in Investment Banking were $1.45 billion, 54% higher than the second quarter of 2010.

Net revenues in Financial Advisory were $637 million, 35% higher than the second quarter of 2010, reflecting an increase in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business were $811 million, 73% higher than the second quarter of 2010. Net revenues in debt underwriting were significantly higher than the second quarter of 2010, primarily reflecting an increase in leveraged finance activity. Net revenues in equity underwriting were also significantly higher than the second quarter of 2010, reflecting an increase in industry-wide equity and equity-related offerings.

During the second quarter of 2011, Investment Banking continued to operate in an environment generally characterized by higher levels of industry-wide mergers and acquisitions activity as compared with 2010. Underwriting activity levels were higher compared with the second quarter of 2010, reflecting generally higher equity prices, continued low interest rates and increased refinancing activity. However, heightened uncertainty regarding the global economic outlook and concerns about European sovereign debt risk and the U.S. debt ceiling negatively impacted global equity markets during the second quarter of 2011, and continued to weigh on corporate activity. If these concerns and uncertainties were to continue, or if equity prices decline or interest rates increase, resulting in lower levels of client activity, net revenues in Investment Banking would likely be negatively impacted.

Our investment banking transaction backlog was unchanged compared with the end of the first quarter of 2011. Estimated net revenues from potential advisory transactions were higher compared with the end of the first quarter of 2011, reflecting an increase in client activity. This increase was offset by a decline in potential debt underwriting transactions, reflecting a decrease in client mandates to underwrite leveraged finance transactions, as well as lower estimated net revenues from potential equity underwriting transactions.

Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not. We believe changes in our investment banking transaction backlog may be a useful indicator of client activity levels which, over the long term, impact our net revenues. However, the timeframe for completion and corresponding revenue recognition of transactions in our backlog varies based on the nature of the assignment, as certain transactions may remain in our backlog for longer periods of time and others may enter and leave within the same reporting period. In addition, our transaction backlog is subject to certain limitations, such as assumptions about the likelihood that individual client transactions will occur in the future. Transactions may be cancelled or modified, and transactions not included in the estimate may also occur.

Operating expenses were $981 million for the second quarter of 2011, 38% higher than the second quarter of 2010, due to increased compensation and benefits expenses, primarily resulting from higher net revenues, partially offset by the impact of the U.K. bank payroll tax during the second quarter of 2010. Pre-tax earnings were $467 million in the second quarter of 2011, compared with $228 million in the second quarter of 2010.

Six Months Ended June 2011 versus June 2010.  Net revenues in Investment Banking were $2.72 billion, 27% higher than the first half of 2010.

Net revenues in Financial Advisory were $994 million, 6% higher than the first half of 2010. Net revenues in our Underwriting business were $1.72 billion, 43% higher than the first half of 2010. Net revenues in debt underwriting were significantly higher than the first half of 2010, reflecting an increase in leveraged finance and investment-grade activity. Net revenues in equity underwriting were also significantly higher than the first half of 2010, reflecting higher net revenues from initial public offerings.

During the first half of 2011, Investment Banking operated in an environment generally characterized by higher levels of industry-wide mergers and acquisitions activity as compared with 2010. Underwriting activity levels were higher compared with the first half of 2010, reflecting generally higher equity prices, continued low interest rates, increased refinancing activity and a slight recovery in the commercial mortgage-backed securities market. However, heightened uncertainty regarding the global economic outlook and concerns about European sovereign debt risk and the U.S. debt ceiling negatively impacted global equity markets, particularly in the second quarter of 2011, and continued to weigh on corporate activity. If these concerns and uncertainties were to continue, or if equity prices decline or interest rates increase, resulting in lower levels of client activity, net revenues in Investment Banking would likely be negatively impacted.

Our investment banking transaction backlog increased compared with the end of 2010. The increase compared with the end of 2010 was primarily due to an increase in estimated net revenues from potential advisory transactions, as well as an increase in potential equity underwriting transactions, which reflected an increase in client mandates to underwrite initial public offerings. Estimated net revenues from potential debt underwriting transactions also increased during the first half of 2011, reflecting an increase in client mandates to underwrite commercial mortgage-backed securities.

Operating expenses were $1.90 billion for the first half of 2011, 20% higher than the first half of 2010, due to increased compensation and benefits expenses, primarily resulting from higher net revenues, partially offset by the impact of the U.K. bank payroll tax during the first half of 2010. Pre-tax earnings were $813 million for the first half of 2011, 48% higher than the first half of 2010.

Institutional Client Services
Our Institutional Client Services segment is comprised of:

Fixed Income, Currency and Commodities Client Execution.  Includes client execution activities related to making markets in interest rate products, credit products, mortgages, currencies and commodities.

We generate market-making revenues in these activities, in three ways:

•	In large, highly liquid markets (such as markets for U.S. Treasury bills, large capitalization S&P 500 stocks, or mortgage pass-through certificates), we execute a high volume of transactions for our clients for modest spreads and fees.

•	In less liquid markets (such as mid-cap corporate bonds, growth market currencies and certain non-agency mortgage-backed securities), we execute transactions for our clients for spreads and fees that are generally somewhat larger.

•	We also structure and execute transactions involving customized or tailor-made products that address our clients’ risk exposures, investment objectives or other complex needs (such as a jet fuel hedge for an airline).

Given the focus on the mortgage market, our mortgage activities are further described below.

Our activities in mortgages include commercial mortgage-related securities, loans and derivatives, residential mortgage-related securities, loans and derivatives (including U.S. government agency-issued collateralized mortgage obligations, other prime, subprime and Alt-A securities and loans), and other asset-backed securities, loans and derivatives.

We buy, hold and sell long and short mortgage positions, primarily for market making for our clients. Our inventory therefore changes based on client demands and is generally held for short-term periods.

See Notes 18 and 27 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information about exposure to mortgage repurchase requests, mortgage rescissions and mortgage-related litigation.

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Fixed Income, Currency and Commodities Client Execution	$1,599	$3,367	$5,924	$9,384
Equities client execution	623	312	1,602	1,599
Commissions and fees	861	940	1,832	1,784
Securities services	432	362	804	721

Total Equities	1,916	1,614	4,238	4,104

Total net revenues	3,515	4,981	10,162	13,488
Operating expenses	3,040	4,173	7,624	9,004

Pre-tax earnings	$475	$808	$2,538	$4,484

Three Months Ended June 2011 versus June 2010.  Net revenues in Institutional Client Services were $3.52 billion, 29% lower than the second quarter of 2010.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $1.60 billion, 53% lower than the second quarter of 2010, reflecting significantly lower results in mortgages, commodities and interest rate products. High levels of uncertainty and decreased levels of liquidity during the quarter contributed to difficult market-making conditions, particularly in mortgages and commodities, and prompted us to operate at generally lower levels of risk. In addition, net revenues in currencies decreased slightly and net revenues in credit products were essentially unchanged compared with the second quarter of 2010. During the quarter, Fixed Income, Currency and Commodities Client Execution operated in a challenging environment reflecting broad market concerns and uncertainty, which led to slightly lower levels of activity. The effect of these macro concerns was more pronounced within our Asian and European franchises.

Net revenues in Equities were $1.92 billion, 19% higher than the second quarter of 2010, primarily reflecting higher net revenues in equities client execution. This increase reflected improved results in derivatives compared with a difficult second quarter of 2010. However, results in the second quarter of 2011 for equities client execution more broadly reflected a challenging environment generally characterized by lower levels of activity and low volatility levels. In addition, commissions and fees were lower compared with the second quarter of 2010, reflecting lower client activity. Securities services net revenues were higher compared with the second quarter of 2010, reflecting the impact of higher average customer balances.

Institutional Client Services operated in an environment generally characterized by broad market concerns and uncertainties that emerged during 2010, including concerns about European sovereign debt risk and uncertainty over financial regulatory reform, that continued to have a negative impact on our net revenues during the second quarter of 2011. Our results during the quarter were also negatively impacted by concerns regarding the state of the global economy, including a further deterioration in economic data, increased sovereign risk in a number of smaller European member states along with the potential negative economic impact on financial institutions with credit exposure to those sovereigns, and the U.S. debt ceiling. In addition, volatility in market prices, price divergence between our cash positions and corresponding hedges, and decreased liquidity levels contributed to lower net revenues from managing client-originated market-making inventory in Fixed Income, Currency and Commodities Client

Execution. In this environment, we reduced our market risk levels, and many of our clients reduced their risk appetite, resulting in slightly lower activity levels during the quarter. If these concerns and uncertainties were to continue, and market-making conditions were to remain challenging, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely be negatively impacted.

Operating expenses were $3.04 billion for the second quarter of 2011, 27% lower than the second quarter of 2010, due to decreased compensation and benefits expenses and the impact of the U.K. bank payroll tax during the second quarter of 2010. Pre-tax earnings were $475 million in the second quarter of 2011, 41% lower than the second quarter of 2010.

Six Months Ended June 2011 versus June 2010.  Net revenues in Institutional Client Services were $10.16 billion, 25% lower than the first half of 2010.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $5.92 billion, 37% lower than the first half of 2010. Although client activity levels improved during the first quarter of 2011, the environment became more challenging during the second quarter of 2011 reflecting broad market concerns and uncertainty, which led to slightly lower levels of activity. In addition, high levels of uncertainty and decreased levels of liquidity during the second quarter of 2011 contributed to difficult market-making conditions and prompted us to operate at generally lower levels of risk. As a result of these conditions, net revenues across the franchise were lower during the first half of 2011 compared with the first half of 2010.

Net revenues in Equities were $4.24 billion, 3% higher compared with the first half of 2010, primarily reflecting higher net revenues in securities services. The increase in securities services compared with the first half of 2010 reflected the impact of higher average customer balances. Equities client execution net revenues were essentially unchanged and reflected improved results in derivatives compared with the first half of 2010, although results more broadly in equities client execution for the first half of 2011 reflected a challenging environment characterized by low levels of activity and low volatility levels. Commissions and fees increased slightly compared with the first half of 2010.

Institutional Client Services operated in an environment generally characterized by broad market concerns and uncertainties that emerged during 2010, including concerns about European sovereign debt risk and uncertainty over financial regulatory reform, along with additional concerns and uncertainties that emerged during the first quarter of 2011, including political unrest in the Middle East, the earthquake and tsunami in Japan and inflation in emerging markets. In addition, during the second quarter of 2011, a further deterioration in economic data, increased sovereign risk in a number of smaller European member states along with the potential negative economic impact on financial institutions with credit exposure to those sovereigns, and concerns regarding the U.S. debt ceiling negatively impacted our net revenues. If these concerns and uncertainties were to continue, and market-making conditions were to remain challenging, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely be negatively impacted.

Operating expenses were $7.62 billion for the first half of 2011, 15% lower than the first half of 2010, due to decreased compensation and benefits expenses and the impact of the U.K. bank payroll tax during the first half of 2010. Pre-tax earnings were $2.54 billion in the first half of 2011, 43% lower than the first half of 2010.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

ICBC	$(176)	$905	$140	$683
Equity securities (excluding ICBC)	686	(44)	1,740	803
Debt securities and loans	200	422	1,224	1,552
Other [1]	334	503	645	718

Total net revenues	1,044	1,786	3,749	3,756
Operating expenses	547	934	1,778	1,842

Pre-tax earnings	$497	$852	$1,971	$1,914

1.	Primarily includes net revenues related to our consolidated entities held for investment purposes.

Three Months Ended June 2011 versus June 2010.  Net revenues in Investing & Lending were $1.04 billion for the second quarter of 2011. Results for the second quarter of 2011 included a loss of $176 million from our investment in the ordinary shares of ICBC, net gains of $686 million from other investments in equities and net revenues of $200 million from debt securities and loans, primarily reflecting net interest income on loans, primarily mezzanine and senior corporate loans. The net gains from other investments in equities were primarily driven by private equity positions, partially offset by losses from public equity positions. In the second quarter of 2010, net revenues in Investing & Lending primarily reflected a net gain of $905 million from our investment in the ordinary shares of ICBC, net losses of $44 million from other investments in equities and net gains and net interest of $422 million from debt securities and loans. If equity markets decline and credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.

Operating expenses were $547 million for the second quarter of 2011, 41% lower than the second quarter of 2010, primarily due to decreased compensation and benefits expenses. Pre-tax earnings were $497 million in the second quarter of 2011, 42% lower than the second quarter of 2010.

Six Months Ended June 2011 versus June 2010.  Net revenues in Investing & Lending were $3.75 billion for the first half of 2011. Net revenues in Investing & Lending included a gain of $140 million from our investment in the ordinary shares of ICBC, net gains of $1.74 billion from other investments in equities and net gains and net interest of $1.22 billion from debt securities and loans, primarily mezzanine and senior corporate loans. The net gains from other investments in equities were primarily driven by gains from private equity positions. Net revenues from debt securities and loans reflected the impact of generally favorable credit markets, which provided favorable conditions for borrowers to refinance, primarily during the first quarter of 2011. In the first half of 2010, net revenues in Investing & Lending included a gain of $683 million from our investment in the ordinary shares of ICBC, net gains of $803 million from other investments in equities and net gains and net interest of $1.55 billion from debt securities and loans. If equity markets decline and credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.

Operating expenses were $1.78 billion for the first half of 2011, 3% lower than the first half of 2010, due to decreased compensation and benefits expenses, partially offset by higher expenses related to our consolidated entities held for investment purposes. Pre-tax earnings were $1.97 billion in the first half of 2011, 3% higher than the first half of 2010.

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

The table below presents the operating results of our Investment Management segment.

	Three Months		Six Months
	Ended June		Ended June
in millions	2011	2010	2011	2010

Management and other fees	$1,080	$966	$2,128	$1,898
Incentive fees	63	33	137	59
Transaction revenues	131	134	282	271

Total net revenues	1,274	1,133	2,547	2,228
Operating expenses	1,056	954	2,123	1,903

Pre-tax earnings	$218	$179	$424	$325

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

The tables below present our assets under management by asset class and a summary of the changes in our assets under management.

	As of
	June 30,		December 31,
in billions	2011	2010	2010	2009

Alternative investments [1]	$148	$146	$148	$146
Equity	148	125	144	146
Fixed income	352	326	340	315

Total non-money market assets	648	597	632	607
Money markets	196	205	208	264

Total assets under management	$844	$802	$840	$871

1.	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
in billions	2011	2010	2011	2010

Balance, beginning of period	$840	$840	$840	$871
Net inflows/(outflows)
Alternative investments	(3)	1	(3)	2
Equity	(2)	(9)	(2)	(11)
Fixed income	7	(2)	2	5

Total non-money market net inflows/(outflows)	2	(10)	(3)	(4)
Money markets	(5)	(14)	(12)	(59)

Total net inflows/(outflows)	(3)	(24)	(15)	(63)
Net market appreciation/(depreciation)	7	(14)	19	(6)

Balance, end of period	$844	$802	$844	$802

Three Months Ended June 2011 versus June 2010.  Net revenues in Investment Management were $1.27 billion, 12% higher than the second quarter of 2010. The increase in net revenues compared with the second quarter of 2010 was primarily due to an increase in management and other fees, reflecting both favorable changes in the mix of assets under management and higher average assets under management, as well as higher incentive fees. During the quarter, assets under management increased $4 billion to $844 billion reflecting market appreciation and inflows in fixed income assets, partially offset by outflows in money market, alternative investment and equity assets.

During the second quarter of 2011, Investment Management operated in an environment generally characterized by a continuation of industry trends, including improved asset prices and a shift in investor assets away from money markets in favor of asset classes with potentially higher risk and returns. These trends have resulted in favorable changes in the mix of assets under management, as well as appreciation in the value of client assets. If asset prices decline or investors change their mix of assets to lower risk asset classes or withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, continued uncertainty regarding the global economic outlook could result in downward pressure on assets under management.

Operating expenses were $1.06 billion for the second quarter of 2011, 11% higher than the second quarter of 2010, due to increased compensation and benefits expenses, partially offset by the impact of the U.K. bank payroll tax during the second quarter of 2010. Pre-tax earnings were $218 million in the second quarter of 2011, 22% higher than the second quarter of 2010.

Six Months Ended June 2011 versus June 2010.  Net revenues in Investment Management were $2.55 billion, 14% higher than the first half of 2010. The increase in net revenues compared with the first half of 2010 was primarily due to an increase in management and other fees, reflecting favorable changes in the mix of assets under management and higher average assets under management, as well as higher incentive fees. During the first half of 2011, assets under management increased $4 billion to $844 billion reflecting net market appreciation of $19 billion, primarily in fixed income and equity assets, partially offset by net outflows of $15 billion, primarily in money market assets.

The trends during the entire first half of 2011 were similar to those in the second quarter of 2011 noted above. In the future, if asset prices decline or investors change their mix of assets to lower risk asset classes or withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, continued uncertainty regarding the global economic outlook could result in downward pressure on assets under management.

Operating expenses were $2.12 billion for the first half of 2011, 12% higher than the first half of 2010, due to increased compensation and benefits expenses, primarily resulting from higher net revenues, partially offset by the impact of the U.K. bank payroll tax during the first half of 2010. Pre-tax earnings were $424 million for the first half of 2011, 30% higher than the first half of 2010.

Geographic Data
See Note 25 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of our total net revenues and pre-tax earnings by geographic region.

Regulatory Reform

The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, significantly restructures the financial regulatory regime under which we operate. The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the provisions of required future rulemaking by the Board of Governors of the Federal Reserve System (Federal Reserve Board), the Federal Deposit Insurance Corporation (FDIC), the SEC, the U.S. Commodity Futures Trading Commission (CFTC) and other agencies, as well as the development of market practices and structures under the regime established by the legislation and the rules adopted pursuant to it. Additionally, we expect that major European and Asian authorities will adopt regulatory reforms consistent with some aspects of the Dodd-Frank Act. These reforms may also affect our businesses. However, we expect that the principal areas of impact for us will be:

•	the Dodd-Frank prohibition on “proprietary trading” and the limitation on the sponsorship of, and investment in, hedge funds and private equity funds by banking entities, including bank holding companies;

•	increased regulation of and restrictions on over-the-counter (OTC) derivatives markets and transactions; and

•	increased regulatory capital requirements.

In addition, the legislation creates a new systemic risk oversight body to oversee and coordinate the efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns, including more stringent supervisory requirements and prudential standards applicable to systemically important financial institutions. Legal and regulatory changes under consideration in other jurisdictions could also have an impact on our activities. See “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for more information.

We evaluated the prohibition on “proprietary trading” and determined that businesses that engage in “bright line” proprietary trading, as discussed in the Financial Stability Oversight Council’s study on the Volcker Rule of the Dodd-Frank Act, are most likely to be prohibited under the legislation. As such, in 2010, we liquidated substantially all of the positions that had been held within Principal Strategies in our former Equities operating segment. In addition, during the first quarter of 2011, we commenced the liquidation of the positions that had been held by the global macro proprietary trading business in our former Fixed Income, Currency and Commodities operating segment. We believed the activities of these businesses were likely to be considered “bright line” proprietary trading and therefore not permissible under the Dodd-Frank Act. The full impact of the Dodd-Frank Act and other regulatory reforms on our businesses, our clients and the markets in which we operate will depend on the manner in which the relevant authorities develop and implement the required rules and the reaction of market participants to these regulatory developments over the next several years. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment. However, the remaining businesses within our Institutional Client Services segment perform market-making and securities services related activities, and we currently expect that their activities will be permissible under the Dodd-Frank Act.

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

Balance Sheet Allocation
In addition to preparing our condensed consolidated statement of financial condition in accordance with U.S. GAAP, we prepare a balance sheet that generally allocates assets to our businesses, which is a non-GAAP presentation and may not be comparable to similar non-GAAP presentations used by other companies. We believe that presenting our assets on this basis is meaningful because it is consistent with the way management views and manages risks associated with the firm’s assets and better enables investors to assess the liquidity of the firm’s assets. The table below presents a summary of this balance sheet allocation.

	As of
	June	December
in millions	2011	2010

Excess liquidity (Global Core Excess)	$165,843	$174,776
Other cash	9,086	7,565

Excess liquidity and cash	174,929	182,341
Secured client financing	269,336	279,291
Inventory	270,853	260,406
Secured financing agreements	91,252	70,921
Receivables	43,992	32,396

Institutional Client Services	406,097	363,723
ICBC	8,001	7,589
Equity (excluding ICBC)	24,990	22,972
Debt	22,006	24,066
Receivables and other	4,079	3,291

Investing & Lending	59,076	57,918

Total inventory and related assets	465,173	421,641
Other assets	27,472	28,059

Total assets	$936,910	$911,332

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

	As of June 2011
	Excess	Secured	Institutional
	Liquidity	Client	Client	Investing &	Other	Total
in millions	and Cash [1]	Financing	Services	Lending	Assets	Assets

Cash and cash equivalents	$45,433	$—	$—	$—	$—	$45,433
Cash and securities segregated for regulatory and other purposes	—	61,491	—	—	—	61,491
Securities purchased under agreements to resell and federal funds sold	64,395	73,984	23,607	299	—	162,285
Securities borrowed	21,087	86,740	67,645	—	—	175,472
Receivables from brokers, dealers and clearing organizations	—	3,028	13,755	2	—	16,785
Receivables from customers and counterparties	—	44,093	30,237	3,037	—	77,367
Financial instruments owned, at fair value	44,014	—	270,853	55,738	—	370,605
Other assets	—	—	—	—	27,472	27,472

Total assets	$174,929	$269,336	$406,097	$59,076	$27,472	$936,910

	As of December 2010
	Excess	Secured	Institutional
	Liquidity	Client	Client	Investing &	Other	Total
in millions	and Cash [1]	Financing	Services	Lending	Assets	Assets

Cash and cash equivalents	$39,788	$—	$—	$—	$—	$39,788
Cash and securities segregated for regulatory and other purposes	—	53,731	—	—	—	53,731
Securities purchased under agreements to resell and federal funds sold	62,854	102,537	22,866	98	—	188,355
Securities borrowed	37,938	80,313	48,055	—	—	166,306
Receivables from brokers, dealers and clearing organizations	—	3,702	6,698	37	—	10,437
Receivables from customers and counterparties	—	39,008	25,698	2,997	—	67,703
Financial instruments owned, at fair value	41,761	—	260,406	54,786	—	356,953
Other assets	—	—	—	—	28,059	28,059

Total assets	$182,341	$279,291	$363,723	$57,918	$28,059	$911,332

1.	Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and French, German, United Kingdom and Japanese government obligations.

Less Liquid Inventory Composition
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

	As of
	June	December
in millions	2011	2010

Mortgage and other asset-backed loans and securities	$15,647	$17,042
Bank loans and bridge loans [1]	18,927	18,039
Emerging market debt securities	4,961	3,931
High-yield and other debt obligations	12,146	11,553
Private equity investments and real estate fund investments [2]	15,669	14,807
Emerging market equity securities	5,515	5,784
ICBC ordinary shares [3]	8,001	7,589
Other restricted public equity securities	82	116
Other investments in funds [4]	3,259	3,212

1.	Includes funded commitments and inventory held in connection with our origination, investing and market-making activities.

2.	Includes interests in funds that we manage. Such amounts exclude assets for which the firm does not bear economic exposure of $2.43 billion and $1.68 billion as of June 2011 and December 2010, respectively, including assets related to consolidated investment funds and consolidated VIEs.

3.	Includes interests of $4.98 billion and $4.73 billion as of June 2011 and December 2010, respectively, held by investment funds managed by Goldman Sachs.

4.	Includes interests in other investment funds that we manage.

See Notes 4 through 6 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about the financial instruments we hold.

Balance Sheet Analysis and Metrics
As of June 2011, total assets on our condensed consolidated statement of financial condition were $936.91 billion, an increase of $25.58 billion from December 2010. This increase is primarily due to (i) an increase in financial instruments owned, at fair value of $13.65 billion, primarily due to increases in non-U.S. government obligations, and equities and convertible debentures, partially offset by a decrease in physical commodities, within Institutional Client Services and (ii) an increase in receivables from customers and counterparties of $9.66 billion, primarily due to client-driven activity in Secured Client Financing and Institutional Client Services. These increases were partially offset by a decrease in collateralized agreements of $16.90 billion, primarily due to a decrease in client-driven activity.

As of June 2011, total liabilities on our condensed consolidated statement of financial condition were $864.55 billion, an increase of $30.58 billion from December 2010. This increase is primarily due to (i) an increase in payables to customers and counterparties of $16.11 billion primarily due to client-driven activity, (ii) an increase in unsecured borrowings of $9.52 billion, primarily due to new issuances, partially offset by maturities, and (iii) an increase in financial instruments sold, but not yet purchased, at fair value of $8.92 billion, primarily due to increases in U.S. government and federal agency obligations and equities and convertible debentures.

As of June 2011 and December 2010, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $155.45 billion and $162.35 billion, respectively, which were 5% lower and 2% higher, respectively, than the daily average amount of repurchase agreements over the respective quarters. As of June 2011, the decrease in our repurchase agreements relative to the daily average during the quarter was due to a decrease in client-driven and a decrease in firm financing activities at the end of the quarter. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government, federal agency and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information on our assets, shareholders’ equity and leverage ratios.

	As of
	June	December
$ in millions	2011	2010

Total assets	$936,910	$911,332
Adjusted assets	639,809	588,927
Total shareholders’ equity	72,356	77,356
Leverage ratio	12.9x	11.8x
Adjusted leverage ratio	8.8x	7.6x
Debt to equity ratio	2.4x	2.3x

Adjusted assets.  Adjusted assets equals total assets less (i) low-risk collateralized assets generally associated with our secured client financing transactions, federal funds sold and excess liquidity and (ii) cash and securities we segregate for regulatory and other purposes. Adjusted assets is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

The table below presents the reconciliation of total assets to adjusted assets.

		As of
		June	December
in millions		2011	2010

Total assets		$936,910	$911,332
Deduct:	Securities borrowed	(175,472)	(166,306)
	Securities purchased under agreements to resell and federal funds sold	(162,285)	(188,355)
Add:	Financial instruments sold, but not yet purchased, at fair value	149,639	140,717
	Less derivative liabilities	(47,492)	(54,730)

	Subtotal	102,147	85,987
Deduct:	Cash and securities segregated for regulatory and other purposes	(61,491)	(53,731)

Adjusted assets		$639,809	$588,927

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

Adjusted leverage ratio.  The adjusted leverage ratio equals adjusted assets divided by total shareholders’ equity. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital. The adjusted leverage ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Our adjusted leverage ratio increased to 8.8x as of June 2011 from 7.6x as of December 2010 as our adjusted assets increased and our total shareholders’ equity decreased, primarily reflecting the redemption of the firm’s Series G Preferred Stock.

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

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of June 2011.

A majority of our secured funding for securities not eligible for inclusion in the GCE is executed through term repurchase agreements and securities lending contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes.

Unsecured Long-Term Borrowings.  We issue unsecured long-term borrowings as a source of funding to meet our long-term financing requirements and to finance a portion of our GCE. We issue in different tenors, currencies, and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through the second quarter of 2017 as of June 2011.

The weighted average maturity of our unsecured long-term borrowings as of June 2011 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to minimize our exposure to interest rates. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

Temporary Liquidity Guarantee Program (TLGP).  As of June 2011, we had $17.14 billion of senior unsecured short-term debt outstanding guaranteed by the FDIC under the TLGP, all of which will mature on or prior to June 15, 2012. We have not issued long-term debt under the TLGP since March 2009 and the program has expired for new issuances.

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

As of June 2011, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $56.55 billion. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured short-term borrowings.

Deposits.  As of June 2011, our bank depository institution subsidiaries had $39.00 billion in customer deposits, including $8.21 billion of certificates of deposit and other time deposits with a weighted average maturity of three years, and $30.79 billion of other deposits, substantially all of which were from cash sweep programs. We utilize deposits to finance lending activities in our bank subsidiaries and to support potential outflows, such as lending commitments.

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

As of June 2011, our total shareholders’ equity was $72.36 billion (consisting of common shareholders’ equity of $69.26 billion and preferred stock of $3.10 billion). As of December 2010, our total shareholders’ equity was $77.36 billion (consisting of common shareholders’ equity of $70.40 billion and preferred stock of $6.96 billion). In addition, our $5.00 billion of junior subordinated debt issued to trusts qualifies as equity capital for regulatory and certain rating agency purposes. See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

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

Consolidated Regulatory Capital Ratios
The table below presents information about our regulatory capital ratios.

	As of
	June	December
$ in millions	2011	2010

Common shareholders’ equity	$69,256	$70,399
Less: Goodwill	(3,323)	(3,495)
Less: Disallowable intangible assets	(1,864)	(2,027)
Less: Other deductions [1]	(5,804)	(5,601)

Tier 1 Common Capital	58,265	59,276
Preferred stock	3,100	6,957
Junior subordinated debt issued to trusts	5,000	5,000

Tier 1 Capital	66,365	71,233
Qualifying subordinated debt [2]	14,046	13,880
Less: Other deductions [1]	(235)	(220)

Tier 2 Capital	13,811	13,660
Total Capital	$80,176	$84,893
Risk-Weighted Assets [3]	$451,010	$444,290
Tier 1 Capital Ratio	14.7%	16.0%
Total Capital Ratio	17.8%	19.1%
Tier 1 Leverage Ratio [3]	7.3%	8.0%
Tier 1 Common Ratio [4]	12.9%	13.3%

1.	Principally includes equity investments in non-financial companies and the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidated entities.

2.	Substantially all of our subordinated debt qualifies as Tier 2 capital for Basel 1 purposes.

3.	See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the firm’s RWAs and Tier 1 leverage ratio.

4.	The Tier 1 common ratio equals Tier 1 common capital divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we and investors use to assess capital adequacy and, while not currently a formal regulatory capital ratio, this measure is of increasing importance to regulators. The Tier 1 common ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Our Tier 1 capital ratio decreased to 14.7% as of June 2011 from 16.0% as of December 2010. Our Tier 1 leverage ratio decreased to 7.3% as of June 2011 from 8.0% as of December 2010. Substantially all of the decrease in our Tier 1 capital ratio and Tier 1 leverage ratio reflected the impact of the redemption of the firm’s Series G Preferred Stock.

We are currently working to implement the requirements set out in the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies: Internal Ratings-Based and Advanced Measurement Approaches, which are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee as applicable to us as a bank holding company (Basel 2). U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as us, adopt Basel 2 following the successful completion of a parallel run. As required by the Dodd-Frank Act, U.S. banking regulators have adopted a rule which requires large banking organizations, upon adoption of Basel 2, to continue to calculate risk-based capital ratios under both Basel 1 and Basel 2. For each of the Tier 1 and Total capital ratios, the lower of the ratios calculated will be used to determine whether the bank meets its minimum risk-based capital requirements.

In addition, the Basel Committee has undertaken a program of substantial revisions to its capital guidelines. In particular, the changes in the “Basel 2.5” guidelines will result in increased capital requirements for market risk; additionally, the Basel 3 guidelines issued by the Basel Committee in December 2010 revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, set new minimum capital ratios (including a new “capital conservation buffer,” which must be composed exclusively of Tier 1 common equity and will be in addition to the other capital ratios), introduce a Tier 1 leverage ratio within international guidelines for the first time, and make substantial revisions to the computation of RWAs for credit exposures. Implementation of the new requirements is expected to take place over the next several years. Although the U.S. federal banking agencies have now issued proposed rules that are intended to implement certain aspects of the Basel 2.5 guidelines, they have not yet addressed all aspects of those guidelines or the Basel 3 changes. In addition, both the Basel Committee and U.S. banking regulators implementing the Dodd-Frank Act have indicated that they will impose more stringent capital standards on systemically important financial institutions. The Basel Committee has proposed a methodology to assess the global systemic importance of a bank and the range of loss absorbing capital that a bank that is deemed systemically important should maintain. Because this proposal has not yet been adopted by the Basel Committee, the assessment criteria have not yet been finalized;

nevertheless, it is probable that they will apply to us. Therefore, the regulations ultimately applicable to us may be substantially different from those that have been published to date.

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of June 2011 and December 2010, Group Inc.’s equity investment in subsidiaries was $70.96 billion and $71.30 billion, respectively, compared with its total shareholders’ equity of $72.36 billion and $77.36 billion, respectively.

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

Contingency Capital Plan
Our contingency capital plan provides a framework for analyzing and responding to a perceived or actual capital deficiency, including, but not limited to, identification of drivers of a capital deficiency, as well as mitigants and potential actions. It outlines the appropriate communication procedures to follow during a crisis period, including internal dissemination of information as well as ensuring timely communication with external stakeholders.

Equity Capital Management
Our objective is to maintain a sufficient level and optimal composition of equity capital. We principally manage our capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts and other subordinated debt or other forms of capital as business conditions warrant and subject to any regulatory approvals. We manage our capital requirements principally by setting limits on balance sheet assets and/or limits on risk, in each case both at the consolidated and business levels. We attribute capital usage to each of our businesses based upon our internal risk-based capital and regulatory frameworks and manage the levels of usage based upon the balance sheet and risk limits established.

Preferred Stock.  In March 2011, we provided notice to Berkshire Hathaway that we would redeem in full the 50,000 shares of our Series G Preferred Stock held by Berkshire Hathaway for the stated redemption price of $5.50 billion ($110,000 per share), plus accrued and unpaid dividends. In connection with this notice, we recognized a preferred dividend of $1.64 billion (calculated as the difference between the carrying value and redemption value of the preferred stock), which was recorded as a reduction to our first quarter earnings applicable to common shareholders and common shareholders’ equity, and reduced our earnings per common share and book value per common share by $2.82 and $3.06, respectively, in the first quarter of 2011. The redemption also resulted in the acceleration of $24 million of preferred dividends related to the period from April 1, 2011 to the redemption date, which was included in our results during the three months ended March 2011. The Series G Preferred Stock was redeemed on April 18, 2011. Berkshire Hathaway continues to hold a five-year warrant, issued in October 2008, to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share.

Share Repurchase Program.  We seek to use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level and composition of capital to our actual level and composition of capital) and the issuance of shares resulting from employee share-based compensation, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock.

On July 18, 2011, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 75.0 million shares of common stock pursuant to the firm’s existing share repurchase program. As of July 18, 2011, under the share repurchase program approved by the Board, we can repurchase up to 90.8 million additional shares of common stock, including the newly authorized amount; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on our repurchase program.

See Notes 16 and 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Other Capital Metrics
The table below presents information on our shareholders’ equity and book value per common share.

	As of
	June	December
$ in millions, except per share amounts	2011	2010

Total shareholders’ equity	$72,356	$77,356
Common shareholders’ equity	69,256	70,399
Tangible common shareholders’ equity	64,069	64,877
Book value per common share	131.44	128.72
Tangible book value per common share	121.60	118.63

Tangible common shareholders’ equity.  Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including RSUs granted to employees with no future service requirements. We believe that tangible common shareholders’ equity and tangible book value per common share are meaningful because they are measures that we and investors use to assess capital adequacy. Tangible common shareholders’ equity and tangible book value per common share are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies.

The table below presents the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of
	June	December
in millions	2011	2010

Total shareholders’ equity	$72,356	$77,356
Deduct: Preferred stock	(3,100)	(6,957)

Common shareholders’ equity	69,256	70,399
Deduct: Goodwill and identifiable intangible assets	(5,187)	(5,522)

Tangible common shareholders’ equity	$64,069	$64,877

Book value and tangible book value per common share.  Book value and tangible book value per common share are based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 526.9 million and 546.9 million as of June 2011 and December 2010, respectively.

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

When we transfer a security that has very little, if any, default risk under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security (such that we effectively no longer have a repurchase obligation) and we have relinquished control over the underlying security, we record such transactions as sales. These transactions are referred to as “repos to maturity.” We had no such transactions outstanding as of June 2011 or December 2010.

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

The table below presents our contractual obligations, commitments and guarantees as of June 2011.

	Remainder			2016-
in millions	of 2011	2012-2013	2014-2015	Thereafter	Total

Amounts related to on-balance-sheet obligations
Time deposits [1]	$—	$2,316	$1,300	$1,455	$5,071
Secured long-term financings [2]	—	4,066	1,499	2,446	8,011
Unsecured long-term borrowings [3]	—	34,655	38,159	102,396	175,210
Contractual interest payments [4]	3,233	13,509	10,456	35,251	62,449
Insurance liabilities [5]	461	1,653	1,539	16,518	20,171
Subordinated liabilities issued by consolidated VIEs	—	49	117	1,210	1,376

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	5,719	26,571	16,786	15,210	64,286
Contingent and forward starting resale and securities borrowing agreements	71,177	—	—	—	71,177
Forward starting repurchase and securities lending agreements	19,180	—	—	—	19,180
Underwriting commitments	188	—	—	—	188
Letters of credit	1,010	515	142	1	1,668
Investment commitments	2,339	6,698	326	923	10,286
Minimum rental payments	251	921	765	1,770	3,707
Purchase obligations	375	124	60	25	584
Derivative guarantees	282,572	397,688	72,796	75,698	828,754
Securities lending indemnifications	32,604	—	—	—	32,604
Other financial guarantees	249	1,251	490	1,188	3,178

1.	Excludes $3.14 billion of time deposits maturing within one year.

2.	The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales and certain other nonrecourse financings, exceeded their related fair value by $294 million.

3.	Includes an increase of $6.23 billion to the carrying amount of certain of our unsecured long-term borrowings related to fair value hedges. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $538 million.

4.	Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of June 2011. Includes stated coupons, if any, on structured notes.

5.	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

In the table above:

•	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded and are treated as short-term obligations.

•	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates and obligations that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

•	Amounts included in the table do not necessarily reflect the actual future cash flow requirements for these arrangements because commitments and guarantees represent notional amounts and may expire unused or be reduced or cancelled at the counterparty’s request.

•	Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded. See Note 24 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unrecognized tax benefits.

See Notes 15 and 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our short-term borrowings, and commitments and guarantees.

As of June 2011, our unsecured long-term borrowings were $175.21 billion, with maturities extending to 2060, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

As of June 2011, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $3.71 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and six months ended June 2011, total occupancy expenses for space held in excess of our current requirements were $29 million and $58 million, respectively, which includes costs related to the transition to our new headquarters in New York City. In addition, during the six months ended June 2011, we did not incur any exit costs related to our office space. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

In addition, independent control and support functions, which report to the chief financial officer, general counsel, chief administrative officer, or in the case of Internal Audit, to the Audit Committee of the Board, are responsible for day-to-day oversight of risk, as discussed in greater detail in the following sections.

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

Firmwide Client and Business Standards Committee.  The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, and is chaired by the firm’s president and chief operating officer. This committee also has responsibility for overseeing the implementation of the recommendations of the Business Standards Committee. This committee has established the following two committees that report to it and is responsible for appointing the chairpersons of these committees and other committee members:

•	Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by the firm’s head of operations/chief operating officer for Europe, Middle East and Africa and the chief administrative officer of our Investment Management Division.

•	Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across divisions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other firm committees. This committee is co-chaired by the firm’s international general counsel and the chief operating officer of our Investment Management Division.

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

•	Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related underwriting transactions, including related commitments of the firm’s capital. This committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the firm’s global treasurer and the head of credit finance for Europe, Middle East and Africa.

•	Firmwide Commitments Committee. The Firmwide Commitments Committee reviews the firm’s underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the head of our Latin America Group and the global co-head of the firm’s technology, media and telecom group for Investment Banking.

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

As of June 2011 and December 2010, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $165.84 billion and $174.78 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including but not limited to a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of June 2011 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
	Three Months	Year
	Ended	Ended
	June	December
in millions	2011	2010

U.S. dollar-denominated	$123,087	$130,072
Non-U.S. dollar-denominated	41,191	37,942

Total	$164,278	$168,014

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

The table below presents the fair value of our GCE by asset class.

	Average for the
	Three Months	Year
	Ended	Ended
	June	December
in millions	2011	2010

Overnight cash deposits	$33,108	$25,040
Federal funds sold	—	75
U.S. government obligations	91,150	102,937
U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	2,987	3,194
French, German, United Kingdom and Japanese government obligations	37,033	36,768

Total	$164,278	$168,014

The GCE is held at Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the
	Three Months	Year
	Ended	Ended
	June	December
in millions	2011	2010

Group Inc.	$49,479	$53,757
Major broker-dealer subsidiaries	73,970	69,223
Major bank subsidiaries	40,829	45,034

Total	$164,278	$168,014

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

•	Focus must be maintained on all potential cash and collateral outflows, not just disruptions to financing flows. Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.

•	During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change.

•	As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and have larger debt balances than our businesses would otherwise require. We believe that our liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our total assets and our funding costs.

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

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $86.84 billion and $72.98 billion for the three months ended June 2011 and year ended December 2010, respectively. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in a short-term stress scenario.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2011, Group Inc. had $29.73 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $43.81 billion invested in GSI, a regulated U.K. broker-dealer; $2.71 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; $3.22 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $19.44 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also had $67.52 billion of unsubordinated loans and $11.38 billion of collateral provided to these entities as of June 2011 and significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Credit Ratings
The table below presents our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) and outlook.

As of June 2011
	Short-Term		Long-Term		Subordinated	Trust	Preferred	Rating
	Debt		Debt		Debt	Preferred [1]	Stock [2]	Outlook

DBRS, Inc.	R-1 (middle	)	A (high	)	A	A	BBB	Stable [5]
Fitch, Inc. [3]	F1+		A+		A	A-	A-	Stable [6]
Moody’s Investors Service [4]	P-1		A1		A2	A3	Baa2	Negative [7]
Standard & Poor’s Ratings Services	A-1		A		A-	BBB-	BBB-	Negative [7]
Rating and Investment Information, Inc.	a-1+		AA-		A+	N/A	N/A	Negative [8]

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes Group Inc.’s non-cumulative preferred stock and the Normal Automatic Preferred Enhanced Capital Securities (APEX) issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

3.	GS Bank USA has been assigned a rating of AA- for long-term bank deposits, F1+ for short-term bank deposits and A+ for long-term issuer.

4.	GS Bank USA has been assigned a rating of Aa3 for long-term bank deposits, P-1 for short-term bank deposits and Aa3 for long-term issuer.

5.	Applies to long-term and short-term ratings.

6.	Applies to long-term issuer default ratings.

7.	Applies to long-term ratings.

8.	Applies to issuer rating.

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

	As of
	June	December
in millions	2011	2010

Additional collateral or termination payments for a one-notch downgrade	$662	$1,353
Additional collateral or termination payments for a two-notch downgrade	1,842	2,781

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

Six Months Ended June 2011.  Our cash and cash equivalents increased by $5.65 billion to $45.43 billion at the end of the second quarter of 2011. We generated $13.10 billion in net cash from operating and investing activities. We used net cash of $7.45 billion for financing activities, primarily for the repurchases of our Series G Preferred Stock and common stock, and the payment of dividends, partially offset by net issuances of unsecured and secured borrowings.

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

We are aware of the inherent limitations to VaR and therefore use a variety of risk measures in our market risk management process. Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme.

•	VaR does not take account of the relative liquidity of different risk positions.

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

When calculating VaR, we use historical simulations with full valuation of approximately 70,000 market factors. The historical data used in our VaR calculation is weighted to give greater importance to more recent observations and reflect current asset volatilities. This improves the accuracy of our estimates of potential loss. As a result, even if our inventory positions were unchanged, our VaR would increase with increasing market volatility and vice versa.

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

Our VaR measure does not include:

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

Metrics
We analyze VaR at the firmwide level and a variety of more detailed levels, including by risk category, business, and region. The tables below present average daily VaR and quarter-end VaR by risk category.

Average Daily VaR

	Three Months		Six Months
in millions	Ended June		Ended June
Risk Categories	2011	2010	2011	2010

Interest rates	$76	$87	$81	$98
Equity prices	35	61	42	74
Currency rates	21	36	23	36
Commodity prices	39	32	38	40
Diversification effect [1]	(70)	(80)	(77)	(100)

Total	$101	$136	$107	$148

1.	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR decreased to $101 million for the second quarter of 2011 from $136 million for the second quarter of 2010, reflecting decreases across most risk categories, primarily due to reduced exposures and lower levels of volatility.

Quarter-End VaR and High and Low VaR

			Three Months
	As of		Ended
in millions	June	March	June 2011
Risk Categories	2011	2011	High	Low

Interest rates	$78	$82	$87	$71
Equity prices	33	42	67	21
Currency rates	15	26	28	13
Commodity prices	22	49	53	20
Diversification effect [1]	(63)	(87)

Total	$85	$112	$114	$82

1.	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR decreased to $85 million as of June 2011 from $112 million as of March 2011, due to decreases across all risk categories, primarily due to reduced exposures. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

During the second quarter of 2011, the firmwide VaR risk limit was not exceeded. Separately, the firmwide VaR risk limit was reduced on one occasion during the quarter, reflecting lower risk utilization and the market environment.

The chart below reflects the VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended June 2011.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. The firm incurred trading losses on a single day in excess of our 95% one-day VaR (i.e., a VaR exception) on one occasion during the second quarter of 2011.

During periods in which the firm has significantly more positive net revenue days than net revenue loss days,

we expect to have fewer VaR exceptions because, under normal conditions, our business model generally produces positive net revenues. In more adverse markets, we generally produce lower net revenues and more loss days, resulting in more VaR exceptions. In addition, VaR backtesting is performed against total daily market-making revenues, including bid/offer net revenues which are more likely than not to be positive by their nature.

Sensitivity Measures

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

Asset Categories	10% Sensitivity

	Amount as of
	June	March
in millions	2011	2011

ICBC	$292	$319
Equity (excluding ICBC) [1]	2,549	2,596
Debt [2]	1,486	1,483

1.	Relates to private and restricted public equity securities, including interests in firm-sponsored funds that invest in corporate equities and real estate and interests in firm-sponsored hedge funds.

2.	Relates to corporate bank debt, loans backed by commercial and residential real estate, and other corporate debt, including acquired portfolios of distressed loans and interests in our firm-sponsored funds that invest in corporate mezzanine and senior debt instruments.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity of our net revenues to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $4 million gain as of June 2011. In addition, the estimated sensitivity of our net revenues to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was an $8 million gain (including hedges) as of June 2011.

In addition to the positions included in VaR and the sensitivity measures described above, as of June 2011, we held $3.48 billion of securities accounted for as available-for-sale primarily consisting of $1.27 billion of corporate debt securities, the majority of which will mature after five years, with an average yield of 6%, $865 million of mortgage and other asset-backed loans and securities, the majority of which will mature after ten years, with an average yield of 11%, and $563 million of U.S. government and federal agency obligations, the majority of which will mature after five years, with an average yield of 3%. As of December 2010, we held $3.67 billion of securities accounted for as available-for-sale primarily consisting of $1.69 billion of corporate debt securities, the majority of which will mature after five years, with an average yield of 6%, $670 million of mortgage and other asset-backed loans and securities, which will mature after ten years, with an average yield of 11%, and $637 million of U.S. government and federal agency obligations, the majority of which will mature after ten years, with an average yield of 4%.

In addition, as of June 2011 and December 2010, we had commitments and held loans under the William Street credit extension program. As of December 2010, we also held money market instruments under this program. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our William Street credit extension program.

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

in millions	As of June 2011
			5 Years				Exposure
	0 - 12	1 - 5	or				Net of
Credit Rating Equivalent	Months	Years	Greater	Total	Netting [1]	Exposure	Collateral

AAA/Aaa	$720	$1,038	$2,395	$4,153	$(611)	$3,542	$3,252
AA/Aa2	3,628	9,069	20,342	33,039	(17,278)	15,761	10,140
A/A2	14,683	34,831	47,186	96,700	(71,464)	25,236	14,267
BBB/Baa2	3,831	16,607	16,207	36,645	(24,062)	12,583	7,624
BB/Ba2 or lower	4,068	5,327	5,376	14,771	(5,628)	9,143	6,447
Unrated	873	1,231	284	2,388	(7)	2,381	2,054

Total	$27,803	$68,103	$91,790	$187,696	$(119,050)	$68,646	$43,784

in millions	As of December 2010
			5 Years				Exposure
	0 - 12	1 - 5	or				Net of
Credit Rating Equivalent	Months	Years	Greater	Total	Netting [1]	Exposure	Collateral

AAA/Aaa	$504	$728	$2,597	$3,829	$(491)	$3,338	$3,088
AA/Aa2	5,234	8,875	15,579	29,688	(18,167)	11,521	6,935
A/A2	13,556	38,522	49,568	101,646	(74,650)	26,996	16,839
BBB/Baa2	3,818	18,062	19,625	41,505	(27,832)	13,673	8,182
BB/Ba2 or lower	3,583	5,382	3,650	12,615	(4,553)	8,062	5,439
Unrated	709	1,081	332	2,122	(20)	2,102	1,539

Total	$27,404	$72,650	$91,351	$191,405	$(125,713)	$65,692	$42,022

1.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements, and the netting of cash collateral received under credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category.

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

During the six months ended June 2011, total credit exposures increased by $27.70 billion primarily reflecting growth in loans and lending commitments as well as an increase in exposure from securities financing transactions. Counterparty defaults and the associated credit losses remained at low levels during the six months ended June 2011. The credit quality of the overall portfolio as of June 2011 was relatively unchanged from December 2010.

During the second quarter of 2011 a number of European member states, including Portugal, Ireland, Italy, Greece and Spain, experienced credit deterioration. As of June 2011, our combined current credit exposure, net of collateral and economic hedges, to these countries, including sovereign and corporate counterparties or borrowers, was approximately $1.89 billion, with no one country representing a majority of the exposure. The combined current credit exposure to these countries excluding economic hedges was approximately $3.13 billion as of June 2011. In addition to current exposure, we held unfunded lending commitments to borrowers in these countries of approximately $700 million as of June 2011.

Credit Exposure by Industry

					Loans and Lending		Securities Financing
	Cash		OTC Derivatives		Commitments [1]		Transactions [2]		Total
	As of		As of		As of		As of		As of
	June	December	June	December	June	December	June	December	June	December
in millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Asset Managers & Funds	$101	$—	$9,647	$8,760	$1,678	$1,317	$5,140	$4,999	$16,566	$15,076
Banks, Brokers & Other Financial Institutions	11,827	11,020	24,696	23,255	2,900	3,485	4,911	5,592	44,334	43,352
Consumer Products, Non-Durables, and Retail	—	—	1,364	1,082	10,469	8,141	—	—	11,833	9,223
Government & Central Banks	33,499	28,766	14,479	11,705	2,271	1,370	10,328	2,401	60,577	44,242
Healthcare & Education	—	—	2,322	2,161	6,465	5,754	164	199	8,951	8,114
Insurance	—	1	2,339	2,462	3,258	3,054	492	521	6,089	6,038
Natural Resources & Utilities	—	—	5,086	5,259	13,922	11,021	5	5	19,013	16,285
Real Estate	—	—	429	528	1,989	1,523	3	3	2,421	2,054
Technology, Media, Telecommunications & Services	—	1	1,618	1,694	10,991	7,690	26	13	12,635	9,398
Transportation	—	—	936	962	4,887	3,822	8	2	5,831	4,786
Other	6	—	5,730	7,824	6,078	6,007	91	59	11,905	13,890

Total	$45,433	$39,788	$68,646	$65,692	$64,908	$53,184	$21,168	$13,794	$200,155	$172,458

Credit Exposure by Region

					Loans and Lending		Securities Financing
	Cash		OTC Derivatives		Commitments [1]		Transactions [2]		Total
	As of		As of		As of		As of		As of
	June	December	June	December	June	December	June	December	June	December
in millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Americas	$37,147	$34,528	$32,874	$34,468	$46,191	$38,151	$6,928	$7,634	$123,140	$114,781
EMEA [3]	1,617	810	28,616	23,396	17,199	14,451	12,735	4,953	60,167	43,610
Asia	6,669	4,450	7,156	7,828	1,518	582	1,505	1,207	16,848	14,067

Total	$45,433	$39,788	$68,646	$65,692	$64,908	$53,184	$21,168	$13,794	$200,155	$172,458

Credit Exposure by Credit Quality

					Loans and Lending		Securities Financing
	Cash		OTC Derivatives		Commitments [1]		Transactions [2]		Total
	As of		As of		As of		As of		As of
	June	December	June	December	June	December	June	December	June	December
in millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Credit Rating Equivalent

AAA/Aaa	$31,132	$27,851	$3,542	$3,338	$1,804	$1,783	$1,364	$877	$37,842	$33,849
AA/Aa2	6,130	4,547	15,761	11,521	7,861	5,273	9,968	2,510	39,720	23,851
A/A2	5,999	5,603	25,236	26,996	19,295	15,766	8,291	8,771	58,821	57,136
BBB/Baa2	861	1,007	12,583	13,673	20,075	17,544	1,321	1,466	34,840	33,690
BB/Ba2 or lower	1,263	764	9,143	8,062	15,873	12,774	207	130	26,486	21,730
Unrated	48	16	2,381	2,102	—	44	17	40	2,446	2,202

Total	$45,433	$39,788	$68,646	$65,692	$64,908	$53,184	$21,168	$13,794	$200,155	$172,458

1.	Includes approximately $5 billion and $4 billion of loans as of June 2011 and December 2010, respectively, and approximately $60 billion and $49 billion of lending commitments as of June 2011 and December 2010, respectively. Excludes approximately $14 billion of loans as of both June 2011 and December 2010, and lending commitments with a total notional value of approximately $4 billion and $3 billion as of June 2011 and December 2010, respectively, that are risk managed as part of market risk using VaR and sensitivity measures.

2.	Represents credit exposure, net of securities collateral received on resale agreements and securities borrowed and net of cash received on repurchase agreements and securities loaned. These amounts are significantly lower than the amounts recorded on the condensed consolidated statements of financial condition, which represent fair value or contractual value before consideration of collateral received.

3.	EMEA (Europe, Middle East and Africa).

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

On August 5, 2011, Standard & Poor’s lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On August 8, 2011, S&P also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. These actions initially have had an adverse effect on financial markets and although we are unable to predict the longer-term impact on such markets and the participants therein, it might be material and adverse.

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

Item 2.  Unregistered Sales of Equity Securities
and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2011.

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares That May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs [1]	Plans or Programs [1]

Month #1 (April 1, 2011 to April 30, 2011)	840,733	$152.30	840,733	25,715,643
Month #2 (May 1, 2011 to May 31, 2011)	4,457,892	141.20	4,457,892	21,257,751
Month #3 (June 1, 2011 to June 30, 2011)	5,466,641	135.55	5,466,641	15,791,110

Total	10,765,266		10,765,266

1.	On March 21, 2000, we announced that the Board of Directors of Group Inc. (Board) had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 355 million shares by resolutions of our Board adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006, December 17, 2007 and July 18, 2011. We seek to use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level and composition of capital to our actual level and composition of capital) and the issuance of shares resulting from employee share-based compensation, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock.

The total remaining authorization under the firm’s repurchase program was 90,791,110 shares as of July 18, 2011; the repurchase program has no set expiration or termination date. Any repurchase of our common stock requires approval by the Board of Governors of the Federal Reserve System.

Item 6.  Exhibits

Exhibits

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certifications.*
32.1	Section 1350 Certifications.*
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2011 and June 30, 2010, (ii) the Condensed Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and year ended December 31, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and June 30, 2010, and (vi) the notes to the Condensed Consolidated Financial Statements.*

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
Date: August 8, 2011