Form 10-Q
period 2011-09-30
GOLDMAN SACHS GROUP INC
filed 2011-11-09
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

or

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
☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 28, 2011, there were 492,313,122 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

INDEX

Form 10-Q Item Number		Page No.

PART I	FINANCIAL INFORMATION	2
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2011 and September 30, 2010	2
	Condensed Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and year ended December 31, 2010	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010	5
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010	6
	Notes to Condensed Consolidated Financial Statements	7
	Note 1. Description of Business	7
	Note 2. Basis of Presentation	7
	Note 3. Significant Accounting Policies	8
	Note 4. Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value	12
	Note 5. Fair Value Measurements	13
	Note 6. Cash Instruments	23
	Note 7. Derivatives and Hedging Activities	32
	Note 8. Fair Value Option	45
	Note 9. Collateralized Agreements and Financings	49
	Note 10. Securitization Activities	52
	Note 11. Variable Interest Entities	55
	Note 12. Other Assets	60
	Note 13. Goodwill and Identifiable Intangible Assets	61
	Note 14. Deposits	63
	Note 15. Short-Term Borrowings	63
	Note 16. Long-Term Borrowings	64
	Note 17. Other Liabilities and Accrued Expenses	67
	Note 18. Commitments, Contingencies and Guarantees	68
	Note 19. Shareholders’ Equity	74
	Note 20. Regulation and Capital Adequacy	77
	Note 21. Earnings Per Common Share	81
	Note 22. Transactions with Affiliated Funds	82
	Note 23. Interest Income and Interest Expense	83
	Note 24. Income Taxes	83
	Note 25. Business Segments	84
	Note 26. Credit Concentrations	88
	Note 27. Legal Proceedings	89
	Report of Independent Registered Public Accounting Firm	102
	Statistical Disclosures	103
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	107
Item 3	Quantitative and Qualitative Disclosures About Market Risk	171
Item 4	Controls and Procedures	171
PART II	OTHER INFORMATION	171
Item 1	Legal Proceedings	171
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	172
Item 6	Exhibits	173
SIGNATURES		174

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
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Nine Months
	Ended September		Ended September
in millions, except per share amounts	2011	2010	2011	2010

Revenues
Investment banking	$781	$1,159	$3,498	$3,303
Investment management	1,133	1,200	3,495	3,254
Commissions and fees	1,056	807	2,969	2,665
Market making	1,800	2,849	7,998	12,084
Other principal transactions	(2,539)	1,760	675	5,048

Total non-interest revenues	2,231	7,775	18,635	26,354

Interest income	3,354	2,937	10,142	9,240
Interest expense	1,998	1,809	6,015	5,075

Net interest income	1,356	1,128	4,127	4,165

Net revenues, including net interest income	3,587	8,903	22,762	30,519

Operating expenses
Compensation and benefits	1,578	3,828	10,015	13,123

U.K. bank payroll tax	—	—	—	600

Brokerage, clearing, exchange and distribution fees	668	519	1,903	1,703
Market development	140	129	502	355
Communications and technology	209	192	617	554
Depreciation and amortization	389	355	1,351	1,164
Occupancy	262	297	781	827
Professional fees	253	256	749	665
Other expenses	818	516	1,922	2,110

Total non-compensation expenses	2,739	2,264	7,825	7,378

Total operating expenses	4,317	6,092	17,840	21,101

Pre-tax earnings/(loss)	(730)	2,811	4,922	9,418
Provision/(benefit) for taxes	(337)	913	1,493	3,451

Net earnings/(loss)	(393)	1,898	3,429	5,967
Preferred stock dividends	35	161	1,897	481

Net earnings/(loss) applicable to common shareholders	$(428)	$1,737	$1,532	$5,486

Earnings/(loss) per common share
Basic	$(0.84)	$3.19	$2.84	$10.06
Diluted	(0.84)	2.98	2.70	9.39

Dividends declared per common share	$0.35	$0.35	$1.05	$1.05

Average common shares outstanding
Basic	518.2	541.2	530.1	542.3
Diluted	518.2	582.7	566.6	584.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	September	December
in millions, except share and per share amounts	2011	2010

Assets

Cash and cash equivalents	$44,203	$39,788

Cash and securities segregated for regulatory and other purposes (includes $56,820 and $36,182 at fair value as of September 2011 and December 2010, respectively)	77,423	53,731

Collateralized agreements:

Securities purchased under agreements to resell and federal funds sold (includes $185,854 and $188,355 at fair value as of September 2011 and December 2010, respectively)	185,854	188,355

Securities borrowed (includes $48,609 and $48,822 at fair value as of September 2011 and December 2010, respectively)	156,929	166,306

Receivables from brokers, dealers and clearing organizations	22,070	10,437

Receivables from customers and counterparties (includes $10,495 and $7,202 at fair value as of September 2011 and December 2010, respectively)	66,281	67,703

Financial instruments owned, at fair value (includes $57,941 and $51,010 pledged as collateral as of September 2011 and December 2010, respectively)	371,459	356,953

Other assets	24,690	28,059

Total assets	$948,909	$911,332

Liabilities and shareholders’ equity

Deposits (includes $3,723 and $1,975 at fair value as of September 2011 and December 2010, respectively)	$41,799	$38,569

Collateralized financings:

Securities sold under agreements to repurchase, at fair value	143,498	162,345

Securities loaned (includes $1,201 and $1,514 at fair value as of September 2011 and December 2010, respectively)	8,689	11,212

Other secured financings (includes $33,136 and $31,794 at fair value as of September 2011 and December 2010, respectively)	42,022	38,377

Payables to brokers, dealers and clearing organizations	5,474	3,234

Payables to customers and counterparties	213,845	187,270

Financial instruments sold, but not yet purchased, at fair value	162,127	140,717

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $19,725 and $22,116 at fair value as of September 2011 and December 2010, respectively)	54,629	47,842

Unsecured long-term borrowings (includes $17,772 and $18,171 at fair value as of September 2011 and December 2010, respectively)	175,650	174,399

Other liabilities and accrued expenses (includes $7,793 and $2,972 at fair value as of September 2011 and December 2010, respectively)	31,088	30,011

Total liabilities	878,821	833,976

Commitments, contingencies and guarantees

Shareholders’ equity

Preferred stock, par value $0.01 per share; aggregate liquidation preference of $3,100 and $8,100 as of September 2011 and December 2010, respectively	3,100	6,957

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 793,476,722 and 770,949,268 shares issued as of September 2011 and December 2010, respectively, and 492,622,657 and 507,530,772 shares outstanding as of September 2011 and December 2010, respectively	8	8

Restricted stock units and employee stock options	5,286	7,706

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	45,337	42,103

Retained earnings	58,043	57,163

Accumulated other comprehensive loss	(314)	(286)

Stock held in treasury, at cost, par value $0.01 per share; 300,854,067 and 263,418,498 shares as of September 2011 and December 2010, respectively	(41,372)	(36,295)

Total shareholders’ equity	70,088	77,356

Total liabilities and shareholders’ equity	$948,909	$911,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended	Year Ended
	September	December
in millions	2011	2010

Preferred stock
Balance, beginning of year	$6,957	$6,957
Repurchased	(3,857)	—

Balance, end of period	3,100	6,957
Common stock
Balance, beginning of year	8	8
Issued	—	—

Balance, end of period	8	8
Restricted stock units and employee stock options
Balance, beginning of year	7,706	6,245
Issuance and amortization of restricted stock units and employee stock options	2,486	4,137
Delivery of common stock underlying restricted stock units	(4,804)	(2,521)
Forfeiture of restricted stock units and employee stock options	(98)	(149)
Exercise of employee stock options	(4)	(6)

Balance, end of period	5,286	7,706
Additional paid-in capital
Balance, beginning of year	42,103	39,770
Issuance of common stock	103	—
Delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	4,958	3,067
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,910)	(972)
Excess net tax benefit related to share-based compensation	123	239
Cash settlement of share-based compensation	(40)	(1)

Balance, end of period	45,337	42,103
Retained earnings
Balance, beginning of year	57,163	50,252
Net earnings	3,429	8,354
Dividends and dividend equivalents declared on common stock and restricted stock units	(582)	(802)
Dividends on preferred stock	(1,967)	(641)

Balance, end of period	58,043	57,163
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(286)	(362)
Currency translation adjustment, net of tax	(40)	(38)
Pension and postretirement liability adjustments, net of tax	4	88
Net unrealized gains on available-for-sale securities, net of tax	8	26

Balance, end of period	(314)	(286)
Stock held in treasury, at cost
Balance, beginning of year	(36,295)	(32,156)
Repurchased	(5,141)	(4,185)
Reissued	64	46

Balance, end of period	(41,372)	(36,295)

Total shareholders’ equity	$70,088	$77,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended September
in millions	2011	2010

Cash flows from operating activities
Net earnings	$3,429	$5,967
Non-cash items included in net earnings
Depreciation and amortization	1,355	1,173
Share-based compensation	2,431	3,539
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(23,691)	(15,553)
Net receivables from brokers, dealers and clearing organizations	(9,839)	(5,061)
Net payables to customers and counterparties	26,241	(2)
Securities borrowed, net of securities loaned	6,859	2,704
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(18,948)	(11,760)
Financial instruments owned, at fair value	(2,961)	3,516
Financial instruments sold, but not yet purchased, at fair value	21,367	26,102
Other, net	(3,813)	(7,500)

Net cash provided by operating activities	2,430	3,125
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(979)	(899)
Proceeds from sales of property, leasehold improvements and equipment	53	63
Business acquisitions, net of cash acquired	(265)	(779)
Proceeds from sales of investments	1,985	717
Purchase of available-for-sale securities	(2,352)	(1,748)
Proceeds from sales of available-for-sale securities	2,546	1,869

Net cash provided by/(used for) investing activities	988	(777)
Cash flows from financing activities
Unsecured short-term borrowings, net	(190)	213
Other secured financings (short-term), net	2,657	2,744
Proceeds from issuance of other secured financings (long-term)	9,505	2,505
Repayment of other secured financings (long-term), including the current portion	(8,285)	(3,503)
Proceeds from issuance of unsecured long-term borrowings	23,908	15,652
Repayment of unsecured long-term borrowings, including the current portion	(19,438)	(18,494)
Derivative contracts with a financing element, net	661	865
Deposits, net	3,230	(974)
Preferred stock repurchased	(3,857)	—
Common stock repurchased	(5,140)	(3,088)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(2,549)	(1,083)
Proceeds from issuance of common stock, including stock option exercises	182	357
Excess tax benefit related to share-based compensation	353	297
Cash settlement of share-based compensation	(40)	(1)

Net cash provided by/(used for) financing activities	997	(4,510)

Net increase/(decrease) in cash and cash equivalents	4,415	(2,162)
Cash and cash equivalents, beginning of year	39,788	38,291

Cash and cash equivalents, end of period	$44,203	$36,129

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $6.11 billion and $5.35 billion during the nine months ended September 2011 and September 2010, respectively.

Cash payments for income taxes, net of refunds, were $1.64 billion and $3.09 billion during the nine months ended September 2011 and September 2010, respectively.

Non-cash activities:
During the nine months ended September 2011, the firm assumed $2.09 billion of debt and issued $103 million of common stock in connection with the acquisition of Goldman Sachs & Partners Australia Group Holdings Pty Ltd (GS&PA). During the nine months ended September 2010, the firm assumed $90 million of debt in connection with business acquisitions. In addition, in the first quarter of 2010, the firm recorded an increase of approximately $3 billion in both assets (primarily financial instruments owned, at fair value) and liabilities (primarily unsecured short-term borrowings and other liabilities) upon adoption of Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Net earnings/(loss)	$(393)	$1,898	$3,429	$5,967
Currency translation adjustment, net of tax	(5)	(23)	(40)	(37)
Pension and postretirement liability adjustments, net of tax	1	6	4	17
Net unrealized gains on available-for-sale securities, net of tax	37	51	8	98

Comprehensive income/(loss)	$(360)	$1,932	$3,401	$6,045

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

All references to September 2011 and September 2010, unless specifically stated otherwise, refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2011 and September 30, 2010, respectively. All references to June 2011 and December 2010, unless specifically stated otherwise, refer to the dates June 30, 2011 and December 31, 2010, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of September 2011 and December 2010, “Cash and cash equivalents” included $6.66 billion and $5.75 billion, respectively, of cash and due from banks, and $37.54 billion and $34.04 billion, respectively, of interest-bearing deposits with banks.

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

Testing Goodwill for Impairment.  In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU No. 2011-08 simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative, two-step goodwill impairment test. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The firm plans to adopt these amended principles in conjunction with its annual goodwill impairment test to be performed in the fourth quarter of 2011. The adoption of ASU No. 2011-08 will not affect the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.  Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for further information about the fair value option. The table below presents the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value. Financial instruments owned, at fair value included $4.89 billion and $3.67 billion as of September 2011 and December 2010, respectively, of securities accounted for as available-for-sale, substantially all of which are held in the firm’s insurance subsidiaries.

	As of September 2011			As of December 2010
		Financial				Financial
		Instruments				Instruments
	Financial	Sold, But		Financial		Sold, But
	Instruments	Not Yet		Instruments		Not Yet
in millions	Owned	Purchased		Owned		Purchased

Commercial paper, certificates of deposit, time deposits and other money market instruments	$9,267	$—		$11,262	[4]	$—
U.S. government and federal agency obligations	79,898	23,243		84,928		23,264
Non-U.S. government obligations	50,677	33,395		40,675		29,009
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,463	—		6,200		5
Loans and securities backed by residential real estate	7,958	7		9,404		6
Loan portfolios [1]	1,105	—		1,438		—
Bank loans and bridge loans	21,296	2,834	[3]	18,039		1,487	[3]
Corporate debt securities	24,604	8,461		24,719		7,219
State and municipal obligations	3,801	—		2,792		—
Other debt obligations	4,400	—		3,232		—
Equities and convertible debentures	61,427	28,183		67,833		24,988
Commodities	8,537	—		13,138		9
Derivatives [2]	92,026	66,004		73,293		54,730

Total	$371,459	$162,127		$356,953		$140,717

1.	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate.

2.	Net of cash collateral received or posted under credit support agreements and reported on a net-by-counterparty basis when a legal right of setoff exists under an enforceable netting agreement.

3.	Includes the fair value of unfunded commitments to extend credit. The fair value of partially funded commitments is primarily included in “Financial instruments owned, at fair value.”

4.	Includes $4.06 billion as of December 2010 of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 18 for further information about the William Street credit extension program.

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

The gains/(losses) in the table are not representative of the manner in which the firm manages its business activities because many of the firm’s market-making, client facilitation, and investing and lending strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivatives are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash instruments and derivatives has exposure to foreign currencies and may be economically hedged with foreign currency contracts.

	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Interest rates	$(1,674)	$3,597	$1,766	$(1,171)
Credit	213	1,801	3,193	8,250
Currencies	2,271	(4,587)	(319)	2,453
Equities	(1,998)	2,949	1,876	4,910
Commodities	218	259	1,104	945
Other	231	590	1,053	1,745

Total	$(739)	$4,609	$8,673	$17,132

Note 5.  Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs.

The best evidence of fair value is a quoted price in an active market. If listed prices or quotations are not available, fair value is determined by reference to prices for similar instruments, quoted prices or recent transactions in less active markets, or internally developed models that primarily use as inputs market-based or independently sourced parameters, including, but not limited to, interest rates, volatilities, equity or debt prices, foreign exchange rates, commodities prices, credit curves and funding rates.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 financial assets are summarized below.

	As of
	September	June	December
in millions	2011	2011	2010

Total level 3 financial assets	$46,910	$47,007	$45,377
Total assets	$948,909	$936,910	$911,332
Total financial assets at fair value	$673,237	$644,772	$637,514
Total level 3 financial assets as a percentage of Total assets	4.9%	5.0%	5.0%
Total level 3 financial assets as a percentage of Total financial assets at fair value	7.0%	7.3%	7.1%

Level 3 financial assets were essentially unchanged compared with June 2011, primarily reflecting a decrease in loans and securities backed by residential real estate, principally due to transfers to level 2, partially offset by an increase in bank loans and bridge loans. The increase in bank loans primarily reflected purchases, partially offset by unrealized losses and settlements.

The increase in level 3 financial assets during the nine months ended September 2011 primarily reflected: (i) an increase in private equity investments, principally due to purchases and transfers from level 2, partially offset by sales, and (ii) an increase in bank loans and bridge loans, principally due to purchases, partially offset by settlements, transfers to level 2 and sales. These increases were partially offset by a decrease in commodity derivatives, primarily reflecting unrealized losses and transfers to level 2, as well as a decrease in credit derivatives, primarily reflecting transfers to level 2 and settlements, partially offset by unrealized gains.

See Notes 6 and 7 for further information about significant transfers in or out of level 3 cash instruments and derivatives, respectively. See below for a further discussion of any significant transfers in or out of other level 3 financial assets and financial liabilities accounted for at fair value under the fair value option, as well as information about significant unrealized gains/(losses) on level 3 financial assets and financial liabilities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, and other financial assets and financial liabilities accounted for at fair value under the fair value option. See Notes 6 and 7 for further information about the assets and liabilities included in cash instruments and derivatives, respectively, and their valuation methodologies and inputs. See Note 8 for the valuation methodologies and inputs for other financial assets and financial liabilities accounted for at fair value under the fair value option.

	Financial Assets at Fair Value as of September 2011
					Netting and
in millions	Level 1		Level 2		Level 3		Collateral		Total

Total cash instruments	$105,764		$138,966		$34,703		$—		$279,433
Total derivatives	47		205,393		10,939		(124,353	) [3]	92,026

Financial instruments owned, at fair value	105,811		344,359		45,642		(124,353)		371,459
Securities segregated for regulatory and other purposes	24,393	[1]	32,427	[2]	—		—		56,820
Securities purchased under agreements to resell	—		185,369		485		—		185,854
Securities borrowed	—		48,609		—		—		48,609
Receivables from customers and counterparties	—		9,712		783		—		10,495

Total	$130,204		$620,476		$46,910		$(124,353)		$673,237

	Financial Liabilities at Fair Value as of September 2011
					Netting and
in millions	Level 1		Level 2		Level 3		Collateral		Total

Total cash instruments	$83,248		$11,941		$934		$—		$96,123
Total derivatives	49		88,491		6,063		(28,599	) [3]	66,004

Financial instruments sold, but not yet purchased, at fair value	83,297		100,432		6,997		(28,599)		162,127
Deposits	—		3,723		—		—		3,723
Securities sold under agreements to repurchase	—		141,370		2,128		—		143,498
Securities loaned	—		1,201		—		—		1,201
Other secured financings	—		31,482		1,654		—		33,136
Unsecured short-term borrowings	—		16,291		3,434		—		19,725
Unsecured long-term borrowings	—		15,131		2,641		—		17,772
Other liabilities and accrued expenses	—		442		7,351		—		7,793

Total	$83,297		$310,072		$24,205	[4]	$(28,599)		$388,975

1.	Principally consists of U.S. Department of the Treasury (U.S. Treasury) securities and money market instruments, as well as insurance separate account assets measured at fair value.

2.	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

3.	Represents cash collateral and the impact of netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

4.	Level 3 financial liabilities were 6.2% of total financial liabilities at fair value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of December 2010
					Netting and
in millions	Level 1		Level 2		Level 3		Collateral		Total

Total cash instruments	$117,800		$133,653		$32,207		$—		$283,660
Total derivatives	93		172,513		12,772		(112,085	) [3]	73,293

Financial instruments owned, at fair value	117,893		306,166		44,979		(112,085)		356,953
Securities segregated for regulatory and other purposes	19,794	[1]	16,388	[2]	—		—		36,182
Securities purchased under agreements to resell	—		188,255		100		—		188,355
Securities borrowed	—		48,822		—		—		48,822
Receivables from customers and counterparties	—		6,904		298		—		7,202

Total	$137,687		$566,535		$45,377		$(112,085)		$637,514

	Financial Liabilities at Fair Value as of December 2010
					Netting and
in millions	Level 1		Level 2		Level 3		Collateral		Total

Total cash instruments	$75,668		$9,873		$446		$—		$85,987
Total derivatives	45		66,963		5,210		(17,488	) [3]	54,730

Financial instruments sold, but not yet purchased, at fair value	75,713		76,836		5,656		(17,488)		140,717
Deposits	—		1,975		—		—		1,975
Securities sold under agreements to repurchase	—		160,285		2,060		—		162,345
Securities loaned	—		1,514		—		—		1,514
Other secured financings	—		23,445		8,349		—		31,794
Unsecured short-term borrowings	—		18,640		3,476		—		22,116
Unsecured long-term borrowings	—		16,067		2,104		—		18,171
Other liabilities and accrued expenses	—		563		2,409		—		2,972

Total	$75,713		$299,325		$24,054	[4]	$(17,488)		$381,604

1.	Principally consists of U.S. Treasury securities and money market instruments, as well as insurance separate account assets measured at fair value.

2.	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

3.	Represents cash collateral and the impact of netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

4.	Level 3 financial liabilities were 6.3% of total financial liabilities at fair value.

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

The table below presents the unrealized gains/(losses) on level 3 financial assets and financial liabilities at fair value still held at period-end. See Notes 6 and 7 for further information about level 3 cash instruments and derivatives, respectively. See Note 8 for further information about other financial assets and financial liabilities at fair value under the fair value option.

	Level 3 Unrealized Gains/(Losses)
	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Cash instruments — assets	$(1,214)	$522	$417	$1,497
Cash instruments — liabilities	(328)	(6)	(329)	(56)

Net unrealized gains/(losses) on level 3 cash instruments	(1,542)	516	88	1,441
Derivatives — net	1,186	(272)	1,193	4,100
Securities purchased under agreements to resell	—	21	—	21
Receivables from customers and counterparties	(19)	(17)	2	(66)
Other secured financings	1	(61)	(3)	(25)
Unsecured short-term borrowings	367	(207)	652	37
Unsecured long-term borrowings	182	(202)	20	(66)
Other liabilities and accrued expenses	(359)	(147)	(662)	(121)

Total	$(184)	$(369)	$1,290	$5,321

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Unrealized gains and losses in the table above include:

Three Months Ended September 2011

•	A net unrealized loss on cash instruments of $1.54 billion, primarily consisting of losses on bank loans and bridge loans, corporate debt securities and private equity investments. Losses during the third quarter of 2011 reflected unfavorable credit markets and a significant decline in global equity markets.

•	A net unrealized gain on derivatives of $1.19 billion, primarily attributable to the impact of changes in interest rates and exchange rates and wider credit spreads underlying certain credit derivatives, as well as the impact of a decline in global equity prices underlying certain equity derivatives. These gains were partially offset by the impact of a decline in certain commodity prices. Unrealized gains on level 3 derivatives were substantially offset by unrealized losses on derivatives classified within level 2 which economically hedge derivatives classified within level 3.

Three Months Ended September 2010

•	A net unrealized gain on cash instruments of $516 million, primarily consisting of gains on private equity investments and real estate fund investments and bank loans and bridge loans. These gains were primarily attributable to changes in certain foreign exchange rates which increased the value of non-U.S. dollar-denominated assets, higher prices in the equity markets and tighter credit spreads which increased the prices of fixed income assets.

•	A net unrealized loss on derivatives of $272 million, primarily driven by tighter credit spreads (which are level 2 inputs) on the underlying instruments.

Nine Months Ended September 2011

•	A net unrealized gain on cash instruments of $88 million, primarily consisting of a net gain on private equity investments, where prices were generally corroborated through market transactions for similar assets during the period, partially offset by losses on bank loans and bridge loans, primarily reflecting the impact of unfavorable credit markets principally in the third quarter of 2011.

•	A net unrealized gain on derivatives of $1.19 billion, primarily attributable to the impact of changes in interest rates and exchange rates and wider credit spreads underlying certain credit derivatives, and the impact of a decline in global equity prices underlying certain equity derivatives. These gains were partially offset by the impact of a decline in certain commodity prices. Unrealized gains on level 3 derivatives were substantially offset by unrealized losses on derivatives classified within level 2 which economically hedge derivatives classified within level 3.

•	A net unrealized loss on other liabilities and accrued expenses of $662 million, primarily attributable to the impact of a change in interest rates on certain insurance liabilities.

•	A net unrealized gain on unsecured short-term borrowings of $652 million, primarily reflecting gains on certain equity-linked notes, principally due to a decline in global equity markets.

Nine Months Ended September 2010

•	A net unrealized gain on cash instruments of $1.44 billion, primarily consisting of gains on private equity investments and real estate fund investments and bank loans and bridge loans, where prices were corroborated through sales and partial sales of similar assets during the period.

•	A net unrealized gain on derivatives of $4.10 billion, primarily attributable to lower interest rates, which are level 2 inputs, underlying certain credit derivatives. These gains were substantially offset by losses on currency, interest rate and credit derivatives which are classified within level 2 and are used to economically hedge derivatives classified within level 3.

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

	Level 3 Financial Assets at Fair Value for the Three Months Ended September 2011
				Net unrealized
				gains/(losses)					Net
		Net		relating to					transfers
	Balance,	realized		instruments					in and/or	Balance,
	beginning	gains/		still held at					(out) of	end of
in millions	of period	(losses)		period-end		Purchases	Sales	Settlements	level 3	period

Total cash instruments — assets	$34,865	$352	[1]	$(1,214	) [1]	$3,895	$(1,660)	$(1,432)	$(103)	$34,703
Total derivatives — net	6,231	141	[2]	1,186	[2,3]	352	(1,739)	(350)	(945)	4,876
Securities purchased under agreements to resell	299	—		—		232	—	(46)	—	485
Receivables from customers and counterparties	321	—		(19)		312	—	(7)	176	783

1.	The aggregate amounts include approximately $(551) million, $(701) million and $390 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

2.	The aggregate amounts include approximately $1.32 billion and $8 million reported in “Market making” and “Other principal transactions,” respectively.

3.	Principally resulted from changes in level 2 inputs.

	Level 3 Financial Liabilities at Fair Value for the Three Months Ended September 2011
			Net unrealized
			(gains)/losses					Net
		Net	relating to					transfers
	Balance,	realized	instruments					in and/or	Balance,
	beginning	(gains)/	still held at					(out) of	end of
in millions	of period	losses	period-end	Purchases	Sales	Issuances	Settlements	level 3	period

Total cash instruments — liabilities	$612	$(12)	$328	$(265)	$144	$—	$122	$5	$934
Securities sold under agreements to repurchase, at fair value	2,076	—	—	—	—	52	—	—	2,128
Other secured financings	5,297	—	(1)	—	—	—	(588)	(3,054)	1,654
Unsecured short-term borrowings	3,101	(86)	(367)	—	19	110	(356)	1,013	3,434
Unsecured long-term borrowings	2,554	4	(182)	(22)	—	163	(25)	149	2,641
Other liabilities and accrued expenses	6,944	—	359	227	(32)	—	(147)	—	7,351

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Significant transfers in or out of level 3 during the three months ended September 2011 included:

•	Other secured financings: net transfer out of level 3 of $3.05 billion, principally due to transfers to level 2 of certain borrowings due to increased price transparency as these borrowings neared maturity.

•	Unsecured short-term borrowings: net transfer into level 3 of $1.01 billion, principally due to transfers to level 3 of certain borrowings due to less transparency of market prices as a result of less activity in these financial instruments.

See Notes 6 and 7 for information about significant transfers in or out of level 3 cash instruments and derivatives, respectively, during the three months ended September 2011.

	Level 3 Financial Assets at Fair Value for the Nine Months Ended September 2011
				Net unrealized
				gains/(losses)					Net
		Net		relating to					transfers
	Balance,	realized		instruments					in and/or	Balance,
	beginning	gains/		still held at					(out) of	end of
in millions	of year	(losses)		period-end		Purchases	Sales	Settlements	level 3	period

Total cash instruments — assets	$32,207	$1,196	[1]	$417	[1]	$11,219	$(5,199)	$(3,823)	$(1,314)	$34,703
Total derivatives — net	7,562	(96	) [2]	1,193	[2,3]	795	(2,216)	(766)	(1,596)	4,876
Securities purchased under agreements to resell	100	2		—		477	—	(94)	—	485
Receivables from customers and counterparties	298	—		2		325	—	(18)	176	783

1.	The aggregate amounts include approximately $(87) million, $629 million and $1.07 billion reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

2.	The aggregate amounts include approximately $1.10 billion and $(7) million reported in “Market making” and “Other principal transactions,” respectively.

3.	Principally resulted from changes in level 2 inputs.

	Level 3 Financial Liabilities at Fair Value for the Nine Months Ended September 2011
			Net unrealized
			(gains)/losses					Net
		Net	relating to					transfers
	Balance,	realized	instruments					in and/or	Balance,
	beginning	(gains)/	still held at					(out) of	end of
in millions	of year	losses	period-end	Purchases	Sales	Issuances	Settlements	level 3	period

Total cash instruments — liabilities	$446	$(32)	$329	$(363)	$429	$—	$132	$(7)	$934
Securities sold under agreements to repurchase, at fair value	2,060	—	—	—	—	246	(178)	—	2,128
Other secured financings	8,349	8	3	—	—	272	(3,943)	(3,035)	1,654
Unsecured short-term borrowings	3,476	69	(652)	(3)	7	933	(781)	385	3,434
Unsecured long-term borrowings	2,104	14	(20)	(72)	—	453	(97)	259	2,641
Other liabilities and accrued expenses	2,409	—	662	4,564	(32)	—	(252)	—	7,351

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Significant transfers in or out of level 3 during the nine months ended September 2011 included:

•	Other secured financings: net transfer out of level 3 of $3.04 billion, principally due to transfers to level 2 of certain borrowings due to increased price transparency as these borrowings neared maturity.

•	Unsecured short-term borrowings: net transfer into level 3 of $385 million, principally due to transfers to level 3 of certain borrowings due to less transparency of market prices as a result of less activity in these financial instruments, partially offset by transfers from level 3 unsecured short-term borrowings to level 3 unsecured long-term borrowings related to an extension in the tenor of certain borrowings.

See Notes 6 and 7 for information about significant transfers in or out of level 3 cash instruments and derivatives, respectively, during the nine months ended September 2011.

	Level 3 Financial Assets at Fair Value for the Three Months Ended September 2010
				Net unrealized
				gains/(losses)
		Net		relating to		Net	Net
	Balance,	realized		instruments		purchases,	transfers in	Balance,
	beginning	gains/		still held at		sales and	and/or (out)	end of
in millions	of period	(losses)		period-end		settlements	of level 3	period

Total cash instruments — assets	$31,951	$395	[1]	$522	[1]	$(849)	$1,250	$33,269
Total derivatives — net	7,872	41	[2]	(272	) [2,3]	(1,417)	89	6,313
Securities purchased under agreements to resell	—	(13)		21		(56)	234	186
Receivables from customers and counterparties	218	6		(17)		—	77	284

1.	The aggregate amounts include approximately $201 million, $305 million and $411 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

2.	The aggregate amounts include approximately $(39) million and $(192) million reported in “Market making” and “Other principal transactions,” respectively.

3.	Principally resulted from changes in level 2 inputs.

	Level 3 Financial Liabilities at Fair Value for the Three Months Ended September 2010
			Net unrealized	Net
			(gains)/losses	purchases,
		Net	relating to	sales,	Net
	Balance,	realized	instruments	issuances	transfers in	Balance,
	beginning	(gains)/	still held at	and	and/or (out)	end of
in millions	of period	losses	period-end	settlements	of level 3	period

Total cash instruments — liabilities	$595	$(10)	$6	$(47)	$(49)	$495
Securities sold under agreements to repurchase, at fair value	1,419	—	—	652	—	2,071
Other secured financings	8,086	—	61	7	(173)	7,981
Unsecured short-term borrowings	2,768	(10)	207	27	(101)	2,891
Unsecured long-term borrowings	1,899	(1)	202	108	(305)	1,903
Other liabilities and accrued expenses	2,386	3	147	(154)	94	2,476

The only significant transfers in or out of level 3 financial assets and financial liabilities during the three months ended September 2010 were in cash instruments and derivatives. See Notes 6 and 7 for information about significant transfers in or out of level 3 cash instruments and derivatives, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets at Fair Value for the Nine Months Ended September 2010
				Net unrealized
				gains/(losses)			Net
		Net		relating to		Net	transfers
	Balance,	realized		instruments		purchases,	in and/or	Balance,
	beginning	gains/		still held at		sales and	(out) of	end of
in millions	of year	(losses)		period-end		settlements	level 3	period

Total cash instruments — assets	$34,879	$1,154	[1]	$1,497	[1]	$(3,436)	$(825)	$33,269
Total derivatives — net	5,196	345	[2]	4,100	[2,3]	(3,842)	514	6,313
Securities purchased under agreements to resell	—	(13)		21		(56)	234	186
Receivables from customers and counterparties	—	16		(66)		—	334	284

1.	The aggregate amounts include approximately $797 million, $875 million and $979 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

2.	The aggregate amounts include approximately $4.41 billion and $37 million reported in “Market making” and “Other principal transactions,” respectively.

3.	Principally resulted from changes in level 2 inputs.

	Level 3 Financial Liabilities at Fair Value for the Nine Months Ended September 2010
			Net unrealized	Net
			(gains)/losses	purchases,	Net
		Net	relating to	sales,	transfers
	Balance,	realized	instruments	issuances	in and/or	Balance,
	beginning	(gains)/	still held at	and	(out) of	end of
in millions	of year	losses	period-end	settlements	level 3	period

Total cash instruments — liabilities	$572	$(24)	$56	$(80)	$(29)	$495
Securities sold under agreements to repurchase, at fair value	394	—	—	1,677	—	2,071
Other secured financings	6,756	21	25	1,181	(2)	7,981
Unsecured short-term borrowings	2,310	52	(37)	(378)	944	2,891
Unsecured long-term borrowings	3,077	15	66	87	(1,342)	1,903
Other liabilities and accrued expenses	1,913	8	121	(153)	587	2,476

Significant transfers in or out of level 3 financial liabilities during the nine months ended September 2010, which were principally due to the consolidation of certain VIEs upon adoption of ASU No. 2009-17 as of January 1, 2010, included:

•	Unsecured long-term borrowings: net transfer out of level 3 of $1.34 billion, principally due to the consolidation of certain VIEs, which caused the firm’s borrowings from these VIEs to become intercompany borrowings which were eliminated in consolidation. Substantially all of these borrowings were level 3.

•	Unsecured short-term borrowings: net transfer into level 3 of $944 million, principally due to the consolidation of certain VIEs.

•	Other liabilities and accrued expenses: net transfer into level 3 of $587 million, principally due to an increase in subordinated liabilities issued by certain consolidated VIEs.

See Notes 6 and 7 for information about significant transfers in or out of level 3 cash instruments and derivatives, respectively, during the nine months ended September 2010.

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

Level 2 Cash Instruments
Level 2 cash instruments include commercial paper, certificates of deposit, time deposits, most government agency obligations, most corporate debt securities, commodities, certain mortgage-backed loans and securities, certain bank loans and bridge loans, less liquid publicly listed equities, most state and municipal obligations and certain money market instruments and lending commitments.

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

Valuation adjustments are typically made to level 2 cash instruments (i) if the cash instrument is subject to transfer restrictions and/or (ii) for other premiums and liquidity discounts that a market participant would require to arrive at fair value. Valuation adjustments are generally based on market evidence.

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

	Cash Instrument Assets at Fair Value as of September 2011
in millions	Level 1		Level 2		Level 3		Total

Commercial paper, certificates of deposit, time deposits and other money market instruments	$1,453		$7,814		$—		$9,267
U.S. government and federal agency obligations	24,118		55,780		—		79,898
Non-U.S. government obligations	45,535		5,142		—		50,677
Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—		3,951		2,512		6,463
Loans and securities backed by residential real estate	—		6,345		1,613		7,958
Loan portfolios	—		—		1,105		1,105
Bank loans and bridge loans	—		10,285		11,011		21,296
Corporate debt securities [2]	193		21,831		2,580		24,604
State and municipal obligations	—		3,113		688		3,801
Other debt obligations [2]	—		2,779		1,621		4,400
Equities and convertible debentures	34,465	[3]	13,389	[4]	13,573	[5]	61,427
Commodities	—		8,537		—		8,537

Total	$105,764		$138,966		$34,703		$279,433

	Cash Instrument Liabilities at Fair Value as of September 2011
in millions	Level 1		Level 2		Level 3		Total

U.S. government and federal agency obligations	$23,083		$160		$—		$23,243
Non-U.S. government obligations	32,551		844		—		33,395
Mortgage and other asset-backed loans and securities:
Loans and securities backed by residential real estate	—		4		3		7
Bank loans and bridge loans	—		1,987		847		2,834
Corporate debt securities [6]	84		8,299		78		8,461
Equities and convertible debentures [7]	27,530		647		6		28,183

Total	$83,248		$11,941		$934		$96,123

1.	Includes $132 million and $555 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $478 million and $1.29 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of publicly listed equity securities.

4.	Principally consists of restricted and less liquid publicly listed securities.

5.	Includes $12.03 billion of private equity investments, $1.13 billion of real estate investments and $411 million of convertible debentures.

6.	Includes $2 million and $69 million of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

7.	Substantially all consists of publicly listed equity securities.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Rollforward

If a cash instrument asset or liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. Transfers between levels are reported at the beginning of the reporting period in which they occur.

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the period.

See Note 5 for further information about unrealized gains and losses on level 3 cash instruments.

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended September 2011
			Net unrealized
			gains/(losses)				Net
		Net	relating to				transfers
	Balance,	realized	instruments				in and/or	Balance,
	beginning	gains/	still held at				(out) of	end of
in millions	of period	(losses)	period-end	Purchases [1]	Sales	Settlements	level 3	period

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$2,395	$47	$(146)	$225	$(165)	$(284)	$440	$2,512
Loans and securities backed by residential real estate	2,735	36	(25)	234	(222)	(156)	(989)	1,613
Loan portfolios	1,238	32	(3)	1	(59)	(105)	1	1,105
Bank loans and bridge loans	10,183	162	(595)	2,655	(413)	(571)	(410)	11,011
Corporate debt securities	2,747	61	(221)	316	(392)	(80)	149	2,580
State and municipal obligations	643	2	(6)	17	(18)	(2)	52	688
Other debt obligations	1,472	(2)	(27)	153	(167)	(68)	260	1,621
Equities and convertible debentures	13,452	14	(191)	294	(224)	(166)	394	13,573

Total	$34,865	$352	$(1,214)	$3,895	$(1,660)	$(1,432)	$(103)	$34,703

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended September 2011
			Net unrealized
			(gains)/losses				Net
		Net	relating to				transfers
	Balance,	realized	instruments				in and/or	Balance,
	beginning	(gains)/	still held at				(out) of	end of
in millions	of period	losses	period-end	Purchases	Sales	Settlements	level 3	period

Total	$612	$(12)	$328	$(265)	$144	$122	$5	$934

1.	Includes both originations and secondary market purchases.

Significant transfers in or out of level 3 cash instrument assets during the three months ended September 2011 included:

•	Loans and securities backed by residential real estate: net transfer out of level 3 of $989 million, principally due to transfers to level 2 of certain loans due to improved transparency of market prices used to value these financial instruments, as well as unobservable inputs no longer being significant to the valuation of these instruments.

•	Bank loans and bridge loans: net transfer out of level 3 of $410 million, principally due to transfers to level 2 of certain loans due to improved transparency of market prices as a result of market activity in these financial instruments, partially offset by transfers to level 3 of other loans due to reduced transparency of market prices as a result of less market activity in these financial instruments.

•	Equities and convertible debentures: net transfer into level 3 of $394 million, principally due to transfers to level 3 of certain private equity investments due to reduced transparency of market prices as a result of less market activity in these financial instruments, partially offset by transfers to level 2 of other private equity investments due to improved transparency of market prices as a result of market activity and partial sales.

There were no significant transfers in or out of level 3 cash instrument liabilities during the three months ended September 2011.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Cash Instrument Assets at Fair Value for the Nine Months Ended September 2011
			Net unrealized
			gains/(losses)				Net
		Net	relating to				transfers
	Balance,	realized	instruments				in and/or	Balance,
	beginning	gains/	still held at				(out) of	end of
in millions	of year	(losses)	period-end	Purchases [1]	Sales	Settlements	level 3	period

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$2,819	$132	$12	$1,042	$(809)	$(536)	$(148)	$2,512
Loans and securities backed by residential real estate	2,373	136	48	687	(495)	(443)	(693)	1,613
Loan portfolios	1,285	8	89	8	(118)	(256)	89	1,105
Bank loans and bridge loans	9,905	477	(96)	4,732	(1,183)	(1,521)	(1,303)	11,011
Corporate debt securities	2,737	164	(99)	1,467	(1,002)	(192)	(495)	2,580
State and municipal obligations	754	3	(3)	72	(136)	(2)	—	688
Other debt obligations	1,274	116	(7)	553	(552)	(216)	453	1,621
Equities and convertible debentures	11,060	160	473	2,658	(904)	(657)	783	13,573

Total	$32,207	$1,196	$417	$11,219	$(5,199)	$(3,823)	$(1,314)	$34,703

	Level 3 Cash Instrument Liabilities at Fair Value for the Nine Months Ended September 2011
			Net unrealized
			(gains)/losses				Net
		Net	relating to				transfers
	Balance,	realized	instruments				in and/or	Balance,
	beginning	(gains)/	still held at				(out) of	end of
in millions	of year	losses	period-end	Purchases	Sales	Settlements	level 3	period

Total	$446	$(32)	$329	$(363)	$429	$132	$(7)	$934

1.	Includes both originations and secondary market purchases.

Significant transfers in or out of level 3 cash instrument assets during the nine months ended September 2011 included:

•	Bank loans and bridge loans: net transfer out of level 3 of $1.30 billion, principally due to transfers to level 2 of certain loans due to improved transparency of market prices as a result of market transactions in these financial instruments, partially offset by transfers to level 3 of other loans due to reduced transparency of market prices as a result of less market activity in these financial instruments.

•	Equities and convertible debentures: net transfer into level 3 of $783 million, principally due to transfers to level 3 of certain private equity investments due to reduced transparency of market prices as a result of less market activity in these financial instruments, partially offset by transfers to level 2 of other private equity investments due to improved transparency of market prices as a result of market transactions in these financial instruments.

•	Loans and securities backed by residential real estate: net transfer out of level 3 of $693 million, principally due to transfers to level 2 of certain loans due to improved transparency of market prices used to value these financial instruments, as well as unobservable inputs no longer being significant to the valuation of these instruments.

•	Corporate debt securities: net transfer out of level 3 of $495 million, principally due to transfers to level 2 of certain corporate debt securities due to increased transparency of market prices as a result of market transactions in these financial instruments.

There were no significant transfers in or out of level 3 cash instrument liabilities during the nine months ended September 2011.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended September 2010
			Net unrealized
			gains/(losses)		Net
		Net	relating to	Net	transfers
	Balance,	realized	instruments	purchases,	in and/or	Balance,
	beginning	gains/	still held at	sales and	(out) of	end of
in millions	of period	(losses)	period-end	settlements	level 3	period

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$3,868	$46	$25	$128	$(77)	$3,990
Loans and securities backed by residential real estate	2,124	45	25	(44)	99	2,249
Loan portfolios	1,258	22	—	(16)	2	1,266
Bank loans and bridge loans	9,573	165	157	(346)	(16)	9,533
Corporate debt securities	2,592	69	96	(428)	22	2,351
State and municipal obligations	825	2	20	(55)	66	858
Other debt obligations	1,376	26	17	(174)	159	1,404
Equities and convertible debentures	10,335	20	182	86	995	11,618

Total	$31,951	$395	$522	$(849)	$1,250	$33,269

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended September 2010
			Net unrealized
			(gains)/losses		Net
		Net	relating to	Net	transfers
	Balance,	realized	instruments	purchases,	in and/or	Balance,
	beginning	(gains)/	still held at	sales and	(out) of	end of
in millions	of period	losses	period-end	settlements	level 3	period

Total	$595	$(10)	$6	$(47)	$(49)	$495

Significant transfers in or out of level 3 cash instrument assets during the three months ended September 2010 included:

•	Equities and convertible debentures: net transfer into level 3 of $995 million, principally due to transfers from level 2 within the fair value hierarchy of certain private equity investments, reflecting reduced transparency of prices as a result of less market activity in these financial instruments.

There were no significant transfers in or out of level 3 cash instrument liabilities during the three months ended September 2010.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Cash Instrument Assets at Fair Value for the Nine Months Ended September 2010
			Net unrealized
			gains/(losses)		Net
		Net	relating to	Net	transfers
	Balance,	realized	instruments	purchases,	in and/or	Balance,
	beginning	gains/	still held at	sales and	(out) of	end of
in millions	of year	(losses)	period-end	settlements	level 3	period

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$4,620	$178	$132	$(1,227)	$287	$3,990
Loans and securities backed by residential real estate	1,880	125	139	11	94	2,249
Loan portfolios	1,364	61	(10)	(219)	70	1,266
Bank loans and bridge loans	9,560	449	406	(1,095)	213	9,533
Corporate debt securities	2,235	228	149	285	(546)	2,351
State and municipal obligations	1,114	—	44	(379)	79	858
Other debt obligations	2,235	(7)	181	(249)	(756)	1,404
Equities and convertible debentures	11,871	120	456	(563)	(266)	11,618

Total	$34,879	$1,154	$1,497	$(3,436)	$(825)	$33,269

	Level 3 Cash Instrument Liabilities at Fair Value for the Nine Months Ended September 2010
			Net unrealized
			(gains)/losses		Net
		Net	relating to	Net	transfers
	Balance,	realized	instruments	purchases,	in and/or	Balance,
	beginning	(gains)/	still held at	sales and	(out) of	end of
in millions	of year	losses	period-end	settlements	level 3	period

Total	$572	$(24)	$56	$(80)	$(29)	$495

Significant transfers in or out of level 3 cash instrument assets during the nine months ended September 2010 included:

•	Other debt obligations: net transfer out of level 3 of $756 million, principally due to a reduction in financial instruments as a result of the consolidation of a VIE, which holds real estate assets. Such assets are included in “Other assets” in the condensed consolidated statements of financial condition.

•	Corporate debt securities: net transfer out of level 3 of $546 million, principally due to a reduction in financial instruments as a result of the consolidation of a VIE, which holds identifiable intangible assets, as a result of the adoption of ASU No. 2009-17. Such assets are included in “Other assets” in the condensed consolidated statements of financial condition.

There were no significant transfers in or out of level 3 cash instrument liabilities during the nine months ended September 2010.

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

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of September 2011		As of December 2010
	Fair Value of	Unfunded	Fair Value of	Unfunded
in millions	Investments	Commitments	Investments	Commitments

Private equity funds [1]	$7,613	$4,122	$7,911	$4,816
Private debt funds [2]	3,345	3,424	4,267	3,721
Hedge funds [3]	3,186	—	3,169	—
Real estate and other funds [4]	1,287	1,598	1,246	1,884

Total	$15,431	$9,144	$16,593	$10,421

1.	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations and growth investments.

2.	These funds generally invest in loans and other fixed income instruments and are focused on providing private high-yield capital for mid- to large-sized leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers.

3.	These funds are primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies including long/short equity, credit, convertibles, risk arbitrage, special situations and capital structure arbitrage.

4.	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

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

The firm enters into various types of derivatives, including:

•	Futures and Forwards. Contracts that commit counterparties to purchase or sell financial instruments, commodities or currencies in the future.

•	Swaps. Contracts that require counterparties to exchange cash flows such as currency or interest payment streams. The amounts exchanged are based on the specific terms of the contract with reference to specified rates, financial instruments, commodities, currencies or indices.

•	Options. Contracts in which the option purchaser has the right, but not the obligation, to purchase from or sell to the option writer financial instruments, commodities or currencies within a defined time period for a specified price.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The table below presents the fair value of exchange-traded and OTC derivatives on a net-by-counterparty basis.

	As of September 2011		As of December 2010
	Derivative	Derivative	Derivative	Derivative
in millions	Assets	Liabilities	Assets	Liabilities

Exchange-traded	$7,393	$4,113	$7,601	$2,794
Over-the-counter	84,633	61,891	65,692	51,936

Total	$92,026	$66,004	$73,293	$54,730

The table below presents the fair value and the number of derivative contracts by major product type on a gross basis. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash collateral received or posted under credit support agreements, and therefore are not representative of the firm’s exposure.

	As of September 2011			As of December 2010
	Derivative	Derivative	Number of	Derivative	Derivative	Number of
in millions, except number of contracts	Assets	Liabilities	Contracts	Assets	Liabilities	Contracts

Derivatives not accounted for as hedges
Interest rates	$631,820	$591,943	297,851	$463,145	$422,514	272,279
Credit	167,364	145,444	369,226	127,153	104,407	367,779
Currencies	109,250	90,308	270,870	87,959	70,273	222,706
Commodities	39,668	39,727	84,775	36,689	41,666	70,890
Equities	87,791	70,892	414,114	65,815	51,948	289,059

Subtotal	1,035,893	938,314	1,436,836	780,761	690,808	1,222,713

Derivatives accounted for as hedges
Interest rates	23,984	11	1,038	23,396	33	997
Currencies	227	3	71	6	162	72

Subtotal	24,211	14	1,109	23,402	195	1,069

Gross fair value of derivatives	$1,060,104	$938,328	1,437,945	$804,163	$691,003	1,223,782

Counterparty netting [1]	(845,833)	(845,833)		(620,553)	(620,553)
Cash collateral netting [2]	(122,245)	(26,491)		(110,317)	(15,720)

Fair value included in financial instruments owned	$92,026			$73,293

Fair value included in financial instruments sold, but not yet purchased		$66,004			$54,730

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

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

Valuation Adjustments
Valuation adjustments are integral to determining the fair value of derivatives and are used to adjust the mid-market valuations, produced by derivative pricing models, to the appropriate exit price valuation. These adjustments incorporate bid/offer spreads, the cost of liquidity on large or illiquid positions, credit valuation adjustments (CVA) and funding valuation adjustments, which account for the credit and funding risk inherent in derivative portfolios. Market-based inputs are generally used when calibrating valuation adjustments to market-clearing levels.

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

	Derivative Assets at Fair Value as of September 2011
				Cross-Level
in millions	Level 1	Level 2	Level 3	Netting		Total

Interest rates	$8	$655,652	$144	$—		$655,804
Credit	—	156,553	10,811	—		167,364
Currencies	—	107,316	2,161	—		109,477
Commodities	—	38,740	928	—		39,668
Equities	39	86,176	1,576	—		87,791

Gross fair value of derivative assets	47	1,044,437	15,620	—		1,060,104
Counterparty netting [1]	—	(839,044)	(4,681)	(2,108	) [3]	(845,833)

Subtotal	$47	$205,393	$10,939	$(2,108)		$214,271
Cash collateral netting [2]						(122,245)

Fair value included in financial instruments owned						$92,026

	Derivative Liabilities at Fair Value as of September 2011
				Cross-Level
in millions	Level 1	Level 2	Level 3	Netting		Total

Interest rates	$18	$591,517	$419	$—		$591,954
Credit	—	140,648	4,796	—		145,444
Currencies	—	89,280	1,031	—		90,311
Commodities	—	37,233	2,494	—		39,727
Equities	31	68,857	2,004	—		70,892

Gross fair value of derivative liabilities	49	927,535	10,744	—		938,328
Counterparty netting [1]	—	(839,044)	(4,681)	(2,108	) [3]	(845,833)

Subtotal	$49	$88,491	$6,063	$(2,108)		$92,495
Cash collateral netting [2]						(26,491)

Fair value included in financial instruments sold, but not yet purchased						$66,004

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

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

See Note 5 for further information about unrealized gains and losses on level 3 derivatives.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended September 2011
			Net unrealized
	Asset/		gains/(losses)				Net	Asset/
	(liability)	Net	relating to				transfers	(liability)
	balance,	realized	instruments				in and/or	balance,
	beginning	gains/	still held at				(out) of	end of
in millions	of period	(losses)	period-end	Purchases	Sales	Settlements	level 3	period

Interest rates — net	$(192)	$(17)	$(124)	$6	$(4)	$7	$49	$(275)
Credit — net	6,019	117	1,281	269	(671)	(521)	(479)	6,015
Currencies — net	1,123	10	30	—	(14)	27	(46)	1,130
Commodities — net	184	(13)	(637)	13	(748)	142	(507)	(1,566)
Equities — net	(903)	44	636	64	(302)	(5)	38	(428)

Total derivatives — net	$6,231	$141	$1,186	$352	$(1,739)	$(350)	$(945)	$4,876

	Level 3 Derivative Assets and Liabilities at Fair Value for the Nine Months Ended September 2011
			Net unrealized
	Asset/		gains/(losses)				Net	Asset/
	(liability)	Net	relating to				transfers	(liability)
	balance,	realized	instruments				in and/or	balance,
	beginning	gains/	still held at				(out) of	end of
in millions	of year	(losses)	period-end	Purchases	Sales	Settlements	level 3	period

Interest rates — net	$194	$(45)	$(178)	$13	$(6)	$59	$(312)	$(275)
Credit — net	7,040	123	1,632	319	(873)	(1,179)	(1,047)	6,015
Currencies — net	1,098	(17)	(210)	28	(18)	6	243	1,130
Commodities — net	220	(222)	(785)	129	(800)	358	(466)	(1,566)
Equities — net	(990)	65	734	306	(519)	(10)	(14)	(428)

Total derivatives — net	$7,562	$(96)	$1,193	$795	$(2,216)	$(766)	$(1,596)	$4,876

Significant transfers in or out of level 3 derivatives during the three months ended September 2011 included:

•	Credit — net: net transfer out of level 3 of $479 million, principally due to unobservable inputs no longer being significant to the valuation of certain credit derivatives.

•	Commodities — net: net transfer out of level 3 of $507 million, primarily reflecting transfers to level 2, due to increased transparency of market prices used to value certain commodity derivative assets as a result of market activity in similar instruments, and unobservable inputs becoming less significant to the valuation of other commodity derivative assets. In addition, certain commodity derivative liabilities were transferred into level 3 due to reduced transparency of volatility inputs used to value these derivatives.

Significant transfers in or out of level 3 during the nine months ended September 2011 included:

•	Credit — net: net transfer out of level 3 of $1.05 billion, principally due to unobservable inputs no longer being significant to the valuation of certain credit derivatives.

•	Commodities — net: net transfer out of level 3 of $466 million, primarily reflecting transfers to level 2, due to increased transparency of market prices used to value certain commodity derivative assets as a result of market activity in similar instruments, and unobservable inputs becoming less significant to the valuation of other commodity derivative assets. In addition, certain commodity derivative liabilities were transferred into level 3 due to reduced transparency of volatility inputs used to value these derivatives.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended September 2010
			Net unrealized
	Asset/		gains/(losses)		Net	Asset/
	(liability)	Net	relating to	Net	transfers	(liability)
	balance,	realized	instruments	purchases,	in and/or	balance,
	beginning	gains/	still held at	sales and	(out) of	end of
in millions	of period	(losses)	period-end	settlements	level 3	period

Interest rates — net	$(115)	$(21)	$24	$18	$(110)	$(204)
Credit — net	8,526	133	(378)	(1,075)	520	7,726
Currencies — net	1,100	(12)	(137)	12	(323)	640
Commodities — net	(271)	(54)	144	(253)	(64)	(498)
Equities — net	(1,368)	(5)	75	(119)	66	(1,351)

Total derivatives — net	$7,872	$41	$(272)	$(1,417)	$89	$6,313

	Level 3 Derivative Assets and Liabilities at Fair Value for the Nine Months Ended September 2010
			Net unrealized
	Asset/		gains/(losses)		Net	Asset/
	(liability)	Net	relating to	Net	transfers	(liability)
	balance,	realized	instruments	purchases,	in and/or	balance,
	beginning	gains/	still held at	sales and	(out) of	end of
in millions	of year	(losses)	period-end	settlements	level 3	period

Interest rates — net	$(71)	$(57)	$62	$48	$(186)	$(204)
Credit — net	6,366	328	3,599	(3,054)	487	7,726
Currencies — net	215	368	(27)	(369)	453	640
Commodities — net	(90)	(250)	113	(27)	(244)	(498)
Equities — net	(1,224)	(44)	353	(440)	4	(1,351)

Total derivatives — net	$5,196	$345	$4,100	$(3,842)	$514	$6,313

Significant transfers in or out of level 3 derivatives during the three months ended September 2010 included:

•	Credit — net: net transfer into level 3 of $520 million, principally due to transfers from level 2 of certain credit default swaps, reflecting reduced transparency of prices for the underlying instruments as a result of less market activity.

Significant transfers in or out of level 3 during the nine months ended September 2010 included:

•	Credit — net: net transfer into level 3 of $487 million, principally due to transfers from level 2 of certain credit default swaps, reflecting reduced transparency of prices for the underlying instruments as a result of less market activity.

•	Currencies — net: net transfer into level 3 of $453 million, principally due to transfers from level 2 of certain currency derivatives reflecting reduced transparency of the correlation inputs used to value these financial instruments as a result of less market activity.

Impact of Credit Spreads on Derivatives
On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivatives through changes in credit mitigants or the sale or unwind of the contracts.

The net gain/(loss) attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $328 million and $(129) million for the three months ended September 2011 and September 2010, respectively, and $459 million and $60 million for the nine months ended September 2011 and September 2010, respectively.

Bifurcated Embedded Derivatives
The table below presents derivatives, primarily equity and interest rate products, that have been bifurcated from their related borrowings. These derivatives are recorded at fair value and included in “Unsecured short-term borrowings” and “Unsecured long-term borrowings.” See Note 8 for further information.

	As of
in millions, except number	September	December
of contracts	2011	2010

Fair value of assets	$452	$383
Fair value of liabilities	311	267

Net	$141	$116

Number of contracts	338	338

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

in millions	OTC Derivatives as of September 2011

Assets
	0-12	1-5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$10,879	$32,973	$81,515	$125,367
Credit	2,329	17,132	15,402	34,863
Currencies	15,954	12,852	16,661	45,467
Commodities	6,847	6,360	513	13,720
Equities	9,840	9,762	7,874	27,476
Netting across product types [1]	(3,276)	(6,469)	(6,093)	(15,838)

Subtotal	$42,573	$72,610	$115,872	231,055
Cross maturity netting [2]				(24,177)
Cash collateral netting [3]				(122,245)

Total				$84,633

Liabilities
	0-12	1-5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$5,054	$17,903	$38,686	$61,643
Credit	1,343	6,850	4,750	12,943
Currencies	14,807	5,322	6,167	26,296
Commodities	4,279	7,547	1,939	13,765
Equities	5,547	3,905	4,298	13,750
Netting across product types [1]	(3,276)	(6,469)	(6,093)	(15,838)

Subtotal	$27,754	$35,058	$49,747	112,559
Cross maturity netting [2]				(24,177)
Cash collateral netting [3]				(26,491)

Total				$61,891

1.	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

in millions	OTC Derivatives as of December 2010

Assets
	0-12	1-5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$7,137	$34,384	$60,750	$102,271
Credit	2,777	16,145	13,525	32,447
Currencies	9,968	10,696	14,868	35,532
Commodities	5,664	5,996	248	11,908
Equities	4,795	10,942	7,037	22,774
Netting across product types [1]	(2,937)	(5,513)	(5,077)	(13,527)

Subtotal	$27,404	$72,650	$91,351	$191,405
Cross maturity netting [2]				(15,396)
Cash collateral netting [3]				(110,317)

Total				$65,692

Liabilities
	0-12	1-5	5 Years or
Product Type	Months	Years	Greater	Total

Interest rates	$4,470	$14,072	$19,760	$38,302
Credit	1,024	4,862	3,816	9,702
Currencies	8,036	5,219	4,986	18,241
Commodities	7,279	7,838	2,528	17,645
Equities	3,962	4,977	3,750	12,689
Netting across product types [1]	(2,937)	(5,513)	(5,077)	(13,527)

Subtotal	$21,834	$31,455	$29,763	$83,052
Cross maturity netting [2]				(15,396)
Cash collateral netting [3]				(15,720)

Total				$51,936

1.	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

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

	As of
	September	December
in millions	2011	2010

Net derivative liabilities under bilateral agreements	$35,206	$23,843
Collateral posted	28,347	16,640
Additional collateral or termination payments for a one-notch downgrade	729	1,353
Additional collateral or termination payments for a two-notch downgrade	2,031	2,781

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

Credit Indices, Baskets and Tranches.  Credit derivatives may reference a basket of single-name credit default swaps or a broad-based index. If a credit event occurs in one of the underlying reference obligations, the protection seller pays the protection buyer. The payment is typically a pro-rata portion of the transaction’s total notional amount based on the underlying defaulted reference obligation. In certain transactions, the credit risk of a basket or index is separated into various portions (tranches), each having different levels of subordination. The most junior tranches cover initial defaults and once losses exceed the notional amount of these junior tranches, any excess loss is covered by the next most senior tranche in the capital structure.

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

Credit Options.  In a credit option, the option writer assumes the obligation to purchase or sell a reference obligation at a specified price or credit spread. The option purchaser buys the right, but not the obligation, to sell the reference obligation to, or purchase it from, the option writer. The payments on credit options depend either on a particular credit spread or the price of the reference obligation.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of September 2011, written and purchased credit derivatives had total gross notional amounts of $2.07 trillion and $2.20 trillion, respectively, for total net notional purchased protection of $126.36 billion. As of December 2010, written and purchased credit derivatives had total gross notional amounts of $2.05 trillion and $2.19 trillion, respectively, for total net notional purchased protection of $140.63 billion.

The table below presents certain information about credit derivatives. In the table below:

•	fair values exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted under credit support agreements, and therefore are not representative of the firm’s exposure;

•	tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives; and

•	the credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. The firm is less likely to pay or otherwise be required to perform where the credit spread and the tenor are lower.

					Maximum Payout/Notional
	Maximum Payout/Notional Amount				Amount of Purchased		Fair Value of
	of Written Credit Derivatives by Tenor				Credit Derivatives		Written Credit Derivatives
					Offsetting	Other
			5 Years		Purchased	Purchased			Net
	0 - 12	1-5	or		Credit	Credit			Asset/
$ in millions	Months	Years	Greater	Total	Derivatives [1]	Derivatives [2]	Asset	Liability	(Liability)

As of September 2011
Credit spread on underlying (basis points)
0-250	$228,699	$773,849	$201,255	$1,203,803	$1,104,737	$193,263	$13,032	$19,224	$(6,192)
251-500	43,290	303,506	93,851	440,647	391,087	62,138	6,214	25,133	(18,919)
501-1,000	27,982	157,378	32,725	218,085	203,018	27,850	241	18,321	(18,080)
Greater than 1,000	39,699	138,805	32,357	210,861	180,743	36,918	695	68,046	(67,351)

Total	$339,670	$1,373,538	$360,188	$2,073,396	$1,879,585	$320,169	$20,182	$130,724	$(110,542)

As of December 2010
Credit spread on underlying (basis points)
0-250	$235,798	$1,094,308	$288,851	$1,618,957	$1,511,113	$232,506	$32,071	$14,780	$17,291
251-500	14,412	144,448	52,072	210,932	183,613	36,713	7,368	7,739	(371)
501-1,000	6,384	89,212	33,553	129,149	110,019	18,686	2,571	11,256	(8,685)
Greater than 1,000	11,721	63,982	12,022	87,725	70,945	23,795	483	33,670	(33,187)

Total	$268,315	$1,391,950	$386,498	$2,046,763	$1,875,690	$311,700	$42,493	$67,445	$(24,952)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of purchased credit derivatives in excess of the notional amount included in “Offsetting Purchased Credit Derivatives.”

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

For qualifying fair value hedges, gains or losses on derivatives are included in “Interest expense.” The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses resulting from hedge ineffectiveness are included in “Interest expense.” When a derivative is no longer designated as a hedge, any remaining difference between the carrying value and par value of the hedged item is amortized to interest expense over the remaining life of the hedged item using the effective interest method. See Note 23 for further information about interest income and interest expense.

For the three months ended September 2011 and September 2010, the gain recognized on interest rate derivatives accounted for as hedges was $6.65 billion and $2.12 billion, respectively, and the related loss recognized on the hedged borrowings and bank deposits was $6.97 billion and $2.66 billion, respectively. For the nine months ended September 2011 and September 2010, the gain recognized on interest rate derivatives accounted for as hedges was $4.83 billion and $7.76 billion, respectively, and the related loss recognized on the hedged borrowings and bank deposits was $6.06 billion and $9.13 billion, respectively. The hedge ineffectiveness recognized on these derivatives for the three months ended September 2011 and September 2010 was a loss of $315 million and $537 million, respectively. The hedge ineffectiveness recognized on these derivatives for the nine months ended September 2011 and September 2010 was a loss of $1.22 billion and $1.37 billion, respectively. These losses consisted primarily of the amortization of prepaid credit spreads. The gain/(loss) excluded from the assessment of hedge effectiveness was not material for the three and nine months ended September 2011 and September 2010.

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

	Three Months		Nine Months
	Ended		Ended
	September		September
in millions	2011	2010	2011	2010

Currency hedges	$513	$(489)	$110	$(172)
Foreign currency- denominated debt	(130)	(217)	(142)	(395)

The gain/(loss) related to ineffectiveness was not material for the three and nine months ended September 2011 and September 2010. The loss reclassified to earnings from accumulated other comprehensive income was $151 million and $169 million for the three and nine months ended September 2011. The gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for the three and nine months ended September 2010.

As of September 2011 and December 2010, the firm had designated $3.11 billion and $3.88 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

Included in the “Other” columns in the table below are:

•	Gains and losses on the embedded derivative component of hybrid financial instruments included in unsecured short-term borrowings and unsecured long-term borrowings. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid instrument at fair value.

•	Gains and losses on secured financings related to transfers of assets accounted for as financings rather than sales. These gains and losses are offset by gains and losses on the related instruments included in “Financial instruments owned, at fair value” and “Receivables from customers and counterparties.”

•	Gains and losses on receivables from customers and counterparties related to transfers of assets accounted for as receivables rather than purchases. These gains and losses are offset by gains and losses on the related financial instruments included in “Other secured financings.”

•	Gains and losses on subordinated liabilities issued by consolidated VIEs, which are included in “Other liabilities and accrued expenses.” These gains and losses are offset by gains and losses on the financial assets held by the consolidated VIEs.

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value
	Three Months Ended September				Nine Months Ended September
	2011		2010		2011		2010
	Fair		Fair		Fair		Fair
	Value		Value		Value		Value
in millions	Option	Other	Option	Other	Option	Other	Option	Other

Receivables from customers and counterparties [1]	$(24)	$380	$(12)	$—	$(29)	$899	$(105)	$—
Other secured financings	104	(613)	(69)	(53)	137	(1,538)	(15)	(58)
Unsecured short-term borrowings	83	2,125	(22)	(1,204)	114	2,228	52	(445)
Unsecured long-term borrowings	482	3,157	(122)	(57)	553	2,318	248	(1,648)
Other liabilities and accrued expenses [2]	(307)	60	(103)	(54)	(560)	127	(176)	97
Other [3]	46	—	(18)	—	91	—	(1)	—

Total	$384	$5,109	$(346)	$(1,368)	$306	$4,034	$3	$(2,054)

1.	Primarily consists of gains/(losses) on certain transfers accounted for as receivables rather than purchases and certain reinsurance contracts.

2.	Primarily consists of gains/(losses) on certain insurance and reinsurance contracts.

3.	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned and deposits.

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

	As of
	September	December
in millions	2011	2010

Aggregate contractual principal amount of performing loans and long-term receivables in excess of the related fair value	$2,700	$3,090
Aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due in excess of the related fair value	24,406	26,653

Total [1]	$27,106	$29,743

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$2,884	$3,994

1.	The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of September 2011 and December 2010, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $2.97 billion and $1.26 billion, respectively, and the related total contractual amount of these lending commitments was $65.85 billion and $51.20 billion, respectively.

Long-term Debt Instruments
The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $1.16 billion and $701 million as of September 2011 and December 2010, respectively. Of these amounts, $947 million and $349 million as of September 2011 and December 2010, respectively, related to unsecured long-term borrowings and the remainder related to long-term other secured financings.

Impact of Credit Spreads on Loans and Lending Commitments
The net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $(1.47) billion and $680 million for the three months ended September 2011 and September 2010, respectively, and $(659) million and $1.63 billion for the nine months ended September 2011 and September 2010, respectively. Changes in the fair value of loans and lending commitments are attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings
The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Net gains/(losses) including hedges	$450	$(178)	$576	$319
Net gains/(losses) excluding hedges	586	(188)	705	326

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
	September	December
in millions	2011	2010

Securities purchased under agreements to resell [1]	$185,854	$188,355
Securities borrowed [2]	156,929	166,306
Securities sold under agreements to repurchase [1]	143,498	162,345
Securities loaned [2]	8,689	11,212

1.	Resale and repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of September 2011 and December 2010, $48.61 billion and $48.82 billion of securities borrowed and $1.20 billion and $1.51 billion of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no such transactions outstanding as of September 2011 or December 2010.

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

Securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution are recorded at fair value under the fair value option.

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates.

As of September 2011 and December 2010, the firm had $30.89 billion and $12.86 billion, respectively, of securities received under resale agreements and securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

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

Other secured financings include arrangements that are nonrecourse. As of September 2011 and December 2010, nonrecourse other secured financings were $3.75 billion and $8.42 billion, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The table below presents information about other secured financings. In the table below:

•	short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder;

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of September 2011			As of December 2010
	U.S.	Non-U.S.		U.S.	Non-U.S.
$ in millions	Dollar	Dollar	Total	Dollar	Dollar	Total

Other secured financings (short-term):
At fair value	$19,990	$5,887	$25,877	$16,404	$3,684	$20,088
At amortized cost	150	6,625	6,775	99	4,342	4,441
Interest rates [1]	3.80%	0.19%		2.96%	0.71%
Other secured financings (long-term):
At fair value	5,163	2,096	7,259	9,594	2,112	11,706
At amortized cost	1,267	844	2,111	1,565	577	2,142
Interest rates [1]	1.74%	3.34%		2.14%	1.94%

Total [2]	$26,570	$15,452	$42,022	$27,662	$10,715	$38,377

Amount of other secured financings collateralized by:
Financial instruments [3]	$26,268	$14,325	$40,593	$27,014	$8,760	$35,774
Other assets [4]	302	1,127	1,429	648	1,955	2,603

1.	The weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

2.	Includes $10.73 billion and $8.32 billion related to transfers of financial assets accounted for as financings rather than sales as of September 2011 and December 2010, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $10.90 billion and $8.53 billion as of September 2011 and December 2010, respectively.

3.	Includes $22.56 billion and $25.63 billion of other secured financings collateralized by financial instruments owned, at fair value and $18.03 billion and $10.14 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of September 2011 and December 2010, respectively.

4.	Primarily real estate and cash.

The table below presents other secured financings by maturity.

As of
in millions	September 2011

Other secured financings (short-term)	$32,652
Other secured financings (long-term):
2012	1,573
2013	1,889
2014	2,818
2015	579
2016	445
2017-thereafter	2,066

Total other secured financings (long-term)	9,370

Total other secured financings	$42,022

The aggregate contractual principal amount of other secured financings (long-term) for which the fair value option was elected exceeded the related fair value by $212 million and $352 million as of September 2011 and December 2010, respectively.

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

	As of
	September	December
in millions	2011	2010

Collateral available to be delivered or repledged	$633,667	$618,423
Collateral that was delivered or repledged	464,060	447,882

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

	As of
	September	December
in millions	2011	2010

Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$57,941	$51,010
Did not have the right to deliver or repledge	99,560	112,750
Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	3,364	4,482

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

	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Residential mortgages	$10,091	$9,142	$31,642	$29,777
Other financial assets	153	—	234	7

Total	$10,244	$9,142	$31,876	$29,784

Cash flows on retained interests	$239	$149	$594	$366

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement. In this table:

•	the outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities in which the firm has continuing involvement and is not representative of the firm’s risk of loss;

•	for retained or purchased interests, the firm’s risk of loss is limited to the fair value of these interests; and

•	purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

	As of September 2011			As of December 2010
	Outstanding	Fair Value of	Fair Value of	Outstanding	Fair Value of	Fair Value of
	Principal	Retained	Purchased	Principal	Retained	Purchased
in millions	Amount	Interests	Interests	Amount	Interests	Interests

U.S. government agency-issued collateralized mortgage obligations [1]	$69,999	$4,654	$—	$60,352	$5,929	$—
Other residential mortgage-backed [2]	5,084	109	7	13,318	125	5
Commercial mortgage-backed [3]	4,249	628	377	5,040	849	82
CDOs, CLOs and other [4]	11,090	38	138	12,872	62	229

Total [5]	$90,422	$5,429	$522	$91,582	$6,965	$316

1.	Outstanding principal amount and fair value of retained interests primarily relate to securitizations during 2011 and 2010 as of September 2011, and securitizations during 2010 and 2009 as of December 2010.

2.	Outstanding principal amount and fair value of retained interests as of both September 2011 and December 2010 primarily relate to prime and Alt-A securitizations during 2007 and 2006.

3.	Outstanding principal amount as of both September 2011 and December 2010 primarily relate to securitizations during 2010, 2007 and 2006. Fair value of retained interests as of both September 2011 and December 2010 primarily relate to securitizations during 2010.

4.	Outstanding principal amount and fair value of retained interests as of both September 2011 and December 2010 primarily relate to CDO and CLO securitizations during 2007 and 2006.

5.	Outstanding principal amount and fair value of retained interests include $820 million and $0, respectively, as of September 2011, and $7.64 billion and $16 million, respectively, as of December 2010, related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net liability of $81 million and $98 million as of September 2011 and December 2010, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The table below presents the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of September 2011		As of December 2010
	Type of Retained Interests		Type of Retained Interests
$ in millions	Mortgage-Backed	Other [1]	Mortgage-Backed	Other [1]

Fair value of retained interests	$5,391	$38	$6,903	$62
Weighted average life (years)	7.2	4.7	7.4	4.2
Constant prepayment rate [2]	14.8%	N.M.	11.6%	N.M.
Impact of 10% adverse change [2]	$(43)	N.M.	$(62)	N.M.
Impact of 20% adverse change [2]	(88)	N.M.	(128)	N.M.
Discount rate [3]	4.5%	N.M.	5.3%	N.M.
Impact of 10% adverse change	$(107)	N.M.	$(175)	N.M.
Impact of 20% adverse change	(209)	N.M.	(341)	N.M.

1.	Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of September 2011 and December 2010. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $38 million and $62 million as of September 2011 and December 2010, respectively.

2.	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

3.	The majority of mortgage-backed retained interests are U.S. government agency-issued collateralized mortgage obligations, for which there is no anticipated credit loss. For the remainder of retained interests, the expected credit loss assumptions are reflected in the discount rate.

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

Certain mortgage-backed and corporate CDO and CLO VIEs, usually referred to as synthetic CDOs or credit-linked note VIEs, synthetically create the exposure for the beneficial interests they issue by entering into credit derivatives, rather than purchasing the underlying assets. These credit derivatives may reference a single asset, an index, or a portfolio/basket of assets or indices. See Note 7 for further information about credit derivatives. These VIEs use the funds from the sale of beneficial interests and the premiums received from credit derivative counterparties to purchase securities which serve to collateralize the beneficial interest holders and/or the credit derivative counterparty. These VIEs may enter into other derivatives, primarily interest rate swaps, which are typically not variable interests. The firm may be a counterparty to derivatives with these VIEs and generally enters into derivatives with other counterparties to mitigate its risk.

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statement of financial condition as follows:

•	Substantially all assets held by the firm related to mortgage-backed, corporate CDO and CLO and other asset-backed VIEs and investment funds are included in “Financial instruments owned, at fair value.” Substantially all liabilities held by the firm related to mortgage-backed, corporate CDO and CLO and other asset-backed VIEs are included in “Financial instruments sold, but not yet purchased, at fair value.”

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Assets and liabilities held by the firm related to real estate, credit-related and other investing VIEs are primarily included in “Financial instruments owned, at fair value” and “Payables to customers and counterparties” and “Other liabilities and accrued expenses,” respectively.

•	Assets and liabilities held by the firm related to power-related VIEs are primarily included in “Other assets” and “Other liabilities and accrued expenses,” respectively.

	Nonconsolidated VIEs
	As of September 2011
			Corporate	Real estate, credit-	Other
	Mortgage-		CDOs and	related and	asset-	Power-	Investment
in millions	backed		CLOs	other investing	backed	related	funds	Total

Assets in VIE	$95,201	[2]	$21,900	$9,393	$4,752	$538	$2,600	$134,384
Carrying Value of the Firm’s Variable Interests
Assets	6,686		929	1,515	380	279	5	9,794
Liabilities	—		106	2	15	5	—	128
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	5,391		36	—	2	—	—	5,429
Purchased interests	1,048		378	—	358	—	—	1,784
Commitments and guarantees [1]	—		1	334	—	48	—	383
Derivatives [1]	2,519		7,852	—	1,253	—	—	11,624
Loans and investments	103		—	1,514	—	279	5	1,901

Total	$9,061	[2]	$8,267	$1,848	$1,613	$327	$5	$21,121

	Nonconsolidated VIEs
	As of December 2010
			Corporate	Real estate, credit-	Other
	Mortgage-		CDOs and	related and	asset-	Power-	Investment
in millions	backed		CLOs	other investing	backed	related	funds	Total

Assets in VIE	$88,755	[2]	$21,644	$12,568	$5,513	$552	$2,330	$131,362
Carrying Value of the Firm’s Variable Interests
Assets	8,076		909	1,063	266	239	5	10,558
Liabilities	—		114	1	19	14	—	148
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	6,887		50	—	12	—	—	6,949
Purchased interests	839		353	—	247	—	—	1,439
Commitments and guarantees [1]	—		1	125	—	69	—	195
Derivatives [1]	3,128		7,593	—	1,105	—	—	11,826
Loans and investments	104		—	1,063	—	239	5	1,411

Total	$10,958	[2]	$7,997	$1,188	$1,364	$308	$5	$21,820

1.	The aggregate amounts include $4.14 billion and $4.52 billion as of September 2011 and December 2010, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.	Assets in VIE and maximum exposure to loss include $4.89 billion and $2.62 billion, respectively, as of September 2011, and $6.14 billion and $3.25 billion, respectively, as of December 2010, related to CDOs backed by mortgage obligations.

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

	Consolidated VIEs
	As of September 2011
			CDOs,
	Real estate,		mortgage-
	credit-related	Municipal	backed and	Principal-
	and other	bond	other asset-	protected
in millions	investing	securitizations	backed	notes	Total

Assets
Cash and cash equivalents	$210	$—	$30	$3	$243
Cash and securities segregated for regulatory and other purposes	137	—	—	—	137
Receivables from brokers, dealers and clearing organizations	4	—	—	—	4
Receivables from customers and counterparties	—	—	16	—	16
Financial instruments owned, at fair value	2,426	20	457	117	3,020
Other assets	2,153	—	452	—	2,605

Total	$4,930	$20	$955	$120	$6,025

Liabilities
Other secured financings	$1,469	$22	$358	$3,215	$5,064
Payables to customers and counterparties	—	—	5	—	5
Financial instruments sold, but not yet purchased, at fair value	—	—	68	—	68
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	4	—	—	1,973	1,977
Unsecured long-term borrowings	181	—	—	262	443
Other liabilities and accrued expenses	2,116	—	41	—	2,157

Total	$3,770	$22	$472	$5,450	$9,714

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.  Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
	September	December
in millions	2011	2010

Property, leasehold improvements and equipment [1]	$9,484	$11,106
Goodwill and identifiable intangible assets [2]	5,459	5,522
Income tax-related assets [3]	5,593	6,239
Equity-method investments [4]	661	1,445
Miscellaneous receivables and other	3,493	3,747

Total	$24,690	$28,059

1.	Net of accumulated depreciation and amortization of $8.35 billion and $7.87 billion as of September 2011 and December 2010, respectively.

2.	See Note 13 for further information about goodwill and identifiable intangible assets.

3.	See Note 24 for further information about income taxes.

4.	Excludes investments of $3.89 billion and $3.77 billion accounted for at fair value under the fair value option as of September 2011 and December 2010, respectively, which are included in “Financial instruments owned, at fair value.” See Note 8 for further information.

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment included $6.65 billion and $6.44 billion as of September 2011 and December 2010, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Assets Held for Sale
In the first quarter of 2011, the firm classified certain assets as held for sale, primarily related to Litton Loan Servicing LP (Litton), the firm’s residential mortgage servicing subsidiary, and recognized impairment losses of approximately $220 million, principally in the firm’s Institutional Client Services segment. These impairment losses, which were included in “Depreciation and amortization,” represent the excess of (i) the carrying value of the assets held for sale over (ii) their estimated fair value less estimated cost to sell. These assets were sold in the third quarter of 2011. The firm received total consideration that approximated the firm’s adjusted carrying value for Litton. See Note 18 for further information about the sale of Litton.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.  Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of
	September	December
in millions	2011	2010

Investment Banking:
Financial Advisory [1]	$68	$—
Underwriting [1]	165	125
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution [2]	189	159
Equities Client Execution	2,380	2,361
Securities Services	117	117
Investing & Lending	147	172
Investment Management	577	561

Total	$3,643	$3,495

	Identifiable
	Intangible Assets
	As of
	September	December
in millions	2011	2010

Investment Banking:
Financial Advisory	$6	$—
Underwriting	2	—
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	512	608
Equities Client Execution	652	718
Investing & Lending	513	579
Investment Management	131	122

Total	$1,816	$2,027

1.	The increase from December 2010 to September 2011 is related to the acquisition of GS&PA.

2.	The increase from December 2010 to September 2011 is related to the acquisition of GS&PA, partially offset by the sale of Litton. See Note 12 for further information about the sale of Litton.

Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

Goodwill is tested annually for impairment or more frequently if events occur or circumstances change that indicate an impairment may exist. See Note 3 for information about amended accounting principles for goodwill impairment testing.

The goodwill impairment test consists of two steps.

•	The first step compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identified intangible assets). If the reporting unit’s fair value exceeds its estimated net book value, goodwill is not impaired.

•	If the estimated fair value of a reporting unit is less than its estimated net book value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. An impairment loss is equal to the excess of the carrying amount of goodwill over its fair value.

Goodwill was tested for impairment during the fourth quarter of 2010 and no impairment was identified.

To estimate the fair value of each reporting unit, both relative value and residual income valuation techniques are used because the firm believes market participants would use these techniques to value the firm’s reporting units.

Relative value techniques apply average observable price-to-earnings multiples of comparable competitors to certain reporting units’ net earnings. For other reporting units, fair value is estimated using price-to-book multiples based on residual income techniques, which consider a reporting unit’s return on equity in excess of the firm’s cost of equity capital over a long-term stable growth period. The net book value of each reporting unit reflects the estimated amount of shareholders’ equity required to support the activities of the reporting unit.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

		As of
			Weighted Average
		September	Remaining Lives	December
$ in millions		2011	(years)	2010

Customer lists	Gross carrying amount	$1,119		$1,104
	Accumulated amortization	(574)		(529)

	Net carrying amount	$545	9	$575

Commodities-related intangibles [1]	Gross carrying amount	$631		$667
	Accumulated amortization	(121)		(52)

	Net carrying amount	$510	20	$615

Broadcast royalties [2]	Gross carrying amount	$560		$560
	Accumulated amortization	(108)		(61)

	Net carrying amount	$452	7	$499

Insurance-related intangibles [3]	Gross carrying amount	$292		$292
	Accumulated amortization	(171)		(146)

	Net carrying amount	$121	6	$146

Other [4]	Gross carrying amount	$934		$953
	Accumulated amortization	(746)		(761)

	Net carrying amount	$188	12	$192

Total	Gross carrying amount	$3,536		$3,576
	Accumulated amortization	(1,720)		(1,549)

	Net carrying amount	$1,816	12	$2,027

1.	Primarily includes commodity-related customer contracts and relationships, permits and access rights.

2.	Represents television broadcast royalties held by a consolidated VIE.

3.	Represents value of business acquired related to the firm’s insurance businesses.

4.	Primarily includes the firm’s NYSE designated market maker rights and exchange-traded fund lead market maker rights.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives or, in the case of intangible assets associated with insurance contracts, in proportion to estimated gross profits or premium revenues. Amortization expense for identifiable intangible assets is included in “Depreciation and amortization.”

The tables below present amortization expense for identifiable intangible assets for the three and nine months ended September 2011 and September 2010, and the estimated future amortization expense through 2016 for identifiable intangible assets as of September 2011.

	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Amortization expense	$84	$33	$207	$159

As of
in millions	September 2011

Estimated future amortization expense:
Remainder of 2011	$77
2012	258
2013	234
2014	203
2015	170
2016	166

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

	As of
	September	December
in millions	2011	2010

U.S. offices	$33,922	$32,353
Non-U.S. offices	7,877	6,216

Total	$41,799	$38,569

	As of September 2011
in millions	U.S.		Non-U.S.		Total

Remainder of 2011	$978		$657		$1,635
2012	1,509		1,880		3,389
2013	2,235		—		2,235
2014	863		—		863
2015	836		—		836
2016	287		—		287
2017 − thereafter	1,575		—		1,575

Total	$8,283	[1]	$2,537	[2]	$10,820

1.	Includes $90 million greater than $100,000, of which $21 million matures within three months, $4 million matures within three to six months, $35 million matures within six to twelve months, and $30 million matures after twelve months.

2.	Substantially all were greater than $100,000.

Note 15.  Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of
	September	December
in millions	2011	2010

Other secured financings (short-term)	$32,652	$24,529
Unsecured short-term borrowings	54,629	47,842

Total	$87,281	$72,371

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

The table below presents unsecured short-term borrowings.

	As of
	September	December
in millions	2011	2010

Current portion of unsecured long-term borrowings [1]	$31,997	$25,396
Hybrid financial instruments	11,879	13,223
Promissory notes	2,056	3,265
Commercial paper	2,735	1,306
Other short-term borrowings	5,962	4,652

Total	$54,629	$47,842

Weighted average interest rate [2]	1.98%	1.77%

1.	Includes $13.46 billion and $10.43 billion as of September 2011 and December 2010, respectively, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

2.	The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.  Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of
	September	December
in millions	2011	2010

Other secured financings (long-term)	$9,370	$13,848
Unsecured long-term borrowings	175,650	174,399

Total	$185,020	$188,247

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2060 and consisting principally of senior borrowings.

	As of September 2011			As of December 2010
	U.S.	Non-U.S.		U.S.	Non-U.S.
in millions	Dollar	Dollar	Total	Dollar	Dollar	Total

Fixed-rate obligations [1]	$82,082	$39,600	$121,682	$82,814	$35,885	$118,699
Floating-rate obligations [2]	24,912	29,056	53,968	27,316	28,384	55,700

Total [3]	$106,994	$68,656	$175,650	$110,130	$64,269	$174,399

1.	Interest rates on U.S. dollar-denominated debt ranged from 0.10% to 10.04% (with a weighted average rate of 5.62%) and 0.20% to 10.04% (with a weighted average rate of 5.52%) as of September 2011 and December 2010, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.85% to 14.85% (with a weighted average rate of 4.75%) and 0.85% to 14.85% (with a weighted average rate of 4.65%) as of September 2011 and December 2010, respectively.

2.	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating-rate obligations.

3.	Includes $0 and $8.58 billion as of September 2011 and December 2010, respectively, guaranteed by the FDIC under the TLGP.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The table below presents unsecured long-term borrowings by maturity date. In the table below:

•	unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings;

•	unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

As of
in millions	September 2011

2012	$6,848
2013	22,780
2014	20,032
2015	17,103
2016	25,006
2017 − thereafter	83,881

Total [1]	$175,650

1.	Amount includes an increase of $12.02 billion to the carrying amount of certain unsecured long-term borrowings related to hedge accounting. The amounts related to the carrying value of unsecured long-term borrowings associated with the effect of hedge accounting by year of maturity are as follows: $100 million in 2012, $623 million in 2013, $924 million in 2014, $647 million in 2015, $1.16 billion in 2016 and $8.57 billion in 2017 and thereafter.

The aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $947 million and $349 million as of September 2011 and December 2010, respectively.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of September 2011 and December 2010. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of less than 3% as of both September 2011 and December 2010. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
	September	December
in millions	2011	2010

Fixed-rate obligations
At fair value	$266	$22
At amortized cost [1,2]	18,103	5,877
Floating-rate obligations
At fair value	17,506	18,148
At amortized cost [1]	139,775	150,352

Total	$175,650	$174,399

1.	The weighted average interest rates on the aggregate amounts were 2.41% (5.97% related to fixed-rate obligations and 1.97% related to floating-rate obligations) and 1.90% (5.69% related to fixed-rate obligations and 1.74% related to floating-rate obligations) as of September 2011 and December 2010, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

2.	During 2011, certain fair value hedges were de-designated resulting in a larger portion of fixed-rate debt carried at amortized cost.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of

September 2011 and December 2010, subordinated debt had maturities ranging from 2014 to 2038 and 2012 to 2038, respectively. The table below presents subordinated borrowings.

	As of September 2011				As of December 2010
	Par	Carrying			Par	Carrying
in millions	Amount	Amount	Rate [1]		Amount	Amount	Rate [1]

Subordinated debt	$14,318	$17,340	4.08	% [2]	$14,345	$16,977	1.19%
Junior subordinated debt	5,085	6,452	2.45%		5,082	5,716	2.50%

Total subordinated borrowings	$19,403	$23,792	3.65%		$19,427	$22,693	1.54%

1.	Weighted average interest rate after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

2.	The increase in the weighted average interest rate as of September 2011 compared with December 2010 is primarily due to the de-designation of certain fair value hedges resulting in a larger portion of subordinated debt carried as a fixed-rate obligation.

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

The firm accounted for the stock purchase contracts as equity instruments and, accordingly, recorded the cost of the stock purchase contracts as a reduction to additional paid-in capital. See Note 19 for information about the preferred stock that Group Inc. will issue in connection with the stock purchase contracts.

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

Note 17.  Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
	September	December
in millions	2011	2010

Compensation and benefits	$5,694	$9,089
Insurance-related liabilities	17,016	11,381
Noncontrolling interests [1]	1,475	872
Income tax-related liabilities [2]	968	2,042
Employee interests in consolidated funds	316	451
Subordinated liabilities issued by consolidated VIEs	1,152	1,526
Accrued expenses and other	4,467	4,650

Total	$31,088	$30,011

1.	Includes $1.24 billion and $593 million related to consolidated investment funds as of September 2011 and December 2010, respectively.

2.	See Note 24 for further information about income taxes.

The table below presents insurance-related liabilities by type.

	As of
	September		December
in millions	2011		2010

Separate account liabilities	$3,199		$4,024
Liabilities for future benefits and unpaid claims	12,706	[1]	6,308
Contract holder account balances	808		801
Reserves for guaranteed minimum death and income benefits	303		248

Total	$17,016		$11,381

1.	Includes increased liabilities primarily related to the acquisition of Paternoster U.K. Limited, a U.K. life insurance company, in the first quarter of 2011. In connection with this acquisition, the firm acquired $4.75 billion of assets (primarily financial instruments owned, at fair value, principally consisting of corporate debt securities) and assumed $4.35 billion of liabilities.

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes.”

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.30 billion and $1.26 billion as of September 2011 and December 2010, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $690 million and $839 million as of September 2011 and December 2010, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” Contracts to cede risks to reinsurers do not relieve the firm of its obligations to contract holders. Liabilities for future benefits and unpaid claims include $7.11 billion and $2.05 billion carried at fair value under the fair value option as of September 2011 and December 2010, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 18.  Commitments, Contingencies and Guarantees

Commitments
The table below presents the firm’s commitments.

	Commitment Amount by Period
	of Expiration as of September 2011				Total Commitments as of
	Remainder	2012-	2014-	2016-	September	December
in millions	of 2011	2013	2015	Thereafter	2011	2010

Commitments to extend credit [1]
Commercial lending:
Investment-grade	$835	$8,549	$4,645	$6,025	$20,054	$12,330
Non-investment-grade	506	3,829	3,899	5,887	14,121	11,919
William Street credit extension program	935	12,462	9,273	8,854	31,524	27,383
Warehouse financing	—	287	—	—	287	265

Total commitments to extend credit	2,276	25,127	17,817	20,766	65,986	51,897
Contingent and forward starting resale and securities borrowing agreements [2]	79,368	—	—	—	79,368	46,886
Forward starting repurchase and secured lending agreements [2]	16,646	—	—	—	16,646	12,509
Underwriting commitments	—	—	—	—	—	835
Letters of credit [3]	436	868	145	5	1,454	2,210
Investment commitments	1,480	7,094	290	941	9,805	11,093
Other	185	123	53	17	378	389

Total commitments	$100,391	$33,212	$18,305	$21,729	$173,637	$125,819

1.	Commitments to extend credit are presented net of amounts syndicated to third parties.

2.	These agreements generally settle within three business days.

3.	Consists of commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

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

William Street Credit Extension Program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by GS Bank USA and its subsidiaries, including William Street Commitment Corporation (Commitment Corp.). Historically, commitments extended by Commitment Corp. were supported, in part, by funding raised by Funding Corp., another consolidated wholly-owned subsidiary of GS Bank USA. As of April 26, 2011, the funding raised by Funding Corp. had been repaid in its entirety. The commitments extended by Commitment Corp. that had been supported by this funding are now supported by funding from GS Bank USA.

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

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of approximately $950 million, with respect to most of the William Street commitments. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $300 million and $375 million of protection had been provided as of September 2011 and December 2010, respectively. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

Warehouse Financing.  The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of residential and commercial mortgages.

Contingent and Forward Starting Resale and Securities Borrowing Agreements/Forward Starting Repurchase and Secured Lending Agreements
The firm enters into resale and securities borrowing agreements and repurchase and secured lending agreements that settle at a future date. The firm also enters into commitments to provide contingent financing to its clients through resale agreements. The firm’s funding of these commitments depends on the satisfaction of all contractual conditions to the resale agreement and these commitments can expire unused.

Investment Commitments
The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $1.64 billion and $1.97 billion as of September 2011 and December 2010, respectively, related to real estate private investments and $8.16 billion and $9.12 billion as of September 2011 and December 2010, respectively, related to corporate and other private investments. Of these amounts, $9.07 billion and $10.10 billion as of September 2011 and December 2010, respectively, relate to commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

Leases
The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

As of
in millions	September 2011

Remainder of 2011	$126
2012	495
2013	445
2014	414
2015	367
2016	331
2017 − thereafter	1,427

Total	$3,605

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Contingencies

Legal Proceedings.  See Note 27 for information about legal proceedings, including certain mortgage-related matters.

Certain Mortgage-Related Contingencies.  There are multiple areas of focus by regulators, governmental agencies and others within the mortgage market that may impact originators, issuers, servicers and investors. There remains significant uncertainty surrounding the nature and extent of any potential exposure for participants in this market.

•	Representations and Warranties. The firm was not a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of September 2011, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $43 billion. This amount reflects paydowns and cumulative losses of approximately $82 billion ($16 billion of which are cumulative losses). A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $658 million and total paydowns and cumulative losses of $1.40 billion ($453 million of which are cumulative losses) were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

To date, repurchase claims and actual repurchases of residential mortgage loans based upon alleged breaches of representations have not been significant and have mainly involved government-sponsored enterprises. During both the three and nine months ended September 2011, the firm incurred an immaterial loss on the repurchase of less than $10 million of loans. As of September 2011, outstanding repurchase claims were not material.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Foreclosure and Other Mortgage Loan Servicing Practices and Procedures. The firm had received a number of requests for information from regulators and other agencies, including state attorneys general and banking regulators, as part of an industry-wide focus on the practices of lenders and servicers in connection with foreclosure proceedings and other aspects of mortgage loan servicing practices and procedures. The requests sought information about the foreclosure and servicing protocols and activities of Litton, a residential mortgage servicing subsidiary sold by the firm to a third-party purchaser in the third quarter of 2011. The firm is cooperating with the requests and these inquiries may result in the imposition of fines or other regulatory action. Litton had temporarily suspended evictions and foreclosure and real estate owned sales in a number of states, including those with judicial foreclosure procedures in the third quarter of 2010. Litton resumed these activities beginning in the fourth quarter of 2010. In connection with the sale of Litton, the firm agreed to provide certain representations and warranties, and specific indemnities related to Litton’s servicing and foreclosure practices prior to the close of the sale. The liability associated with certain of these indemnities has been capped. For indemnities not subject to a cap, management is unable to develop an estimate of the maximum potential amount of future payments because no amounts have yet been specified or claimed. However, management does not believe, based on currently available information, that any payments under these indemnities will have a material adverse effect on the firm’s financial condition.

On September 1, 2011, Group Inc. and GS Bank USA entered into a Consent Order (the Order) with the Board of Governors of the Federal Reserve System (the Federal Reserve Board) relating to the servicing of residential mortgage loans. The terms of the Order are substantially similar and, in many respects, identical to the orders entered into with the Federal Reserve Board by other large U.S. financial institutions. The Order sets forth various allegations of improper conduct in servicing by Litton, requires that Group Inc. and GS Bank USA cease and desist such conduct, and requires that Group Inc. and GS Bank USA, and their boards of directors, take various affirmative steps. The Order requires (i) Group Inc. and GS Bank USA to engage a third-party consultant to conduct a review of certain foreclosure actions or proceedings that occurred or were pending between January 1, 2009 and December 31, 2010; (ii) the adoption of policies and procedures related to management of third parties used to outsource residential mortgage servicing, loss mitigation or foreclosure; (iii) a “validation report” from an independent third-party consultant regarding compliance with the Order for the first year; and (iv) submission of quarterly progress reports as to compliance with the Order by the boards of directors of Group Inc. and GS Bank USA.

In addition, on September 1, 2011, GS Bank USA entered into an Agreement on Mortgage Servicing Practices with the New York State Banking Department, Litton and the acquirer of Litton relating to the servicing of residential mortgage loans, and, in a related agreement with the New York State Banking Department, Group Inc. agreed to forgive 25% of the unpaid principal balance on certain delinquent first lien residential mortgage loans owned by Group Inc. or a subsidiary, totaling approximately $13 million in principal forgiveness.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Guaranteed Minimum Death and Income Benefits.  In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $5.65 billion and $6.11 billion of contract holder account balances as of September 2011 and December 2010, respectively, for such benefits. The weighted average attained age of these contract holders was 69 years for both September 2011 and December 2010.

The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.52 billion and $1.60 billion as of September 2011 and December 2010, respectively. See Note 17 for further information about insurance liabilities.

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

	As of September 2011
	Carrying	Maximum Payout/Notional Amount by Period of Expiration
	Value of	Remainder	2012-	2014-	2016-
in millions	Net Liability	of 2011	2013	2015	Thereafter	Total

Derivatives [1]	$13,495	$189,147	$504,570	$82,616	$76,432	$852,765
Securities lending indemnifications [2]	—	29,059	—	—	—	29,059
Other financial guarantees [3]	168	54	1,218	507	1,413	3,192

1.	These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore these amounts do not reflect the firm’s overall risk related to its derivative activities.

2.	Collateral held by the lenders in connection with securities lending indemnifications was $29.92 billion as of September 2011. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

3.	Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments.

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of September 2011 and December 2010.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of September 2011 and December 2010.

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

Note 19.  Shareholders’ Equity

Common Equity
On October 17, 2011, Group Inc. declared a dividend of $0.35 per common share to be paid on December 29, 2011 to common shareholders of record on December 1, 2011.

On July 1, 2011, the firm issued $103 million of common stock (774,823 shares) in connection with the acquisition of GS&PA.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital positions (i.e., comparisons of the firm’s desired level and composition of capital to its actual level and composition of capital) and the issuance of shares resulting from employee share-based compensation, but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Any repurchase of the firm’s common stock requires approval by the Federal Reserve Board.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

During the three and nine months ended September 2011, the firm repurchased 18.1 million and 37.8 million shares of its common stock at an average cost per share of $119.66 and $135.59, for a total cost of $2.16 billion and $5.13 billion, respectively, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs to satisfy minimum statutory employee tax withholding requirements. Under these plans, during the nine months ended September 2011, employees remitted 75,378 shares with a total value of $12 million and the firm cancelled 12.0 million of RSUs with a total value of $1.91 billion.

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

In 2007, the Board of Directors of Group Inc. (Board) authorized 17,500.1 shares of Series E Preferred Stock, and 5,000.1 shares of Series F Preferred Stock, in connection with the APEX Trusts. See Note 16 for further information about the APEX Trusts.

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

The table below presents preferred dividends declared on preferred stock.

	Three Months				Nine Months
	Ended September				Ended September
	2011		2010		2011			2010
	per share	in millions	per share	in millions	per share	in millions		per share	in millions

Series A	$239.58	$7	$239.58	$8	$710.93	$21		$710.93	$22
Series B	387.50	12	387.50	12	1,162.50	37		1,162.50	37
Series C	255.56	2	255.56	2	758.34	6		758.34	6
Series D	255.56	14	255.56	14	758.34	41		758.34	41
Series G	—	—	2,500.00	125	2,500.00	125	[1]	7,500.00	375

Total		$35		$161		$230			$481

1.	Excludes preferred dividends related to the redemption of the firm’s Series G Preferred Stock.

Accumulated Other Comprehensive Income/(Loss)
The table below presents accumulated other comprehensive income/(loss) by type.

	As of
	September	December
in millions	2011	2010

Currency translation adjustment, net of tax	$(210)	$(170)
Pension and postretirement liability adjustments, net of tax	(225)	(229)
Net unrealized gains on available-for-sale securities, net of tax [1]	121	113

Total accumulated other comprehensive loss, net of tax	$(314)	$(286)

1.	Substantially all consists of net unrealized gains on securities held by the firm’s insurance subsidiaries as of both September 2011 and December 2010.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 20.  Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company and a financial holding company under the U.S. Bank Holding Company Act of 1956. As a bank holding company, the firm is subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s capital adequacy regulations currently applicable to bank holding companies (which are based on the ‘Basel 1’ Capital Accord of the Basel Committee on Banking Supervision (Basel Committee)). These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). The firm’s bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements.

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

The table below presents information regarding Group Inc.’s regulatory capital ratios.

	As of
	September	December
$ in millions	2011	2010

Tier 1 capital	$63,133	$71,233
Tier 2 capital	13,790	13,660
Total capital	76,923	84,893
Risk-weighted assets	456,204	444,290
Tier 1 capital ratio	13.8%	16.0%
Total capital ratio	16.9%	19.1%
Tier 1 leverage ratio	6.7%	8.0%

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Regulatory Reform

The firm is currently working to implement the requirements set out in the Federal Reserve Board’s Risk-Based Capital Standards: Advanced Capital Adequacy Framework — Basel 2, as applicable to Group Inc. as a bank holding company, which are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee (Basel 2). U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., adopt Basel 2 following the successful completion of a parallel run. As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), U.S. banking regulators have adopted a rule which requires large banking organizations, upon adoption of Basel 2, to continue to calculate risk-based capital ratios under both Basel 1 and Basel 2. For each of the Tier 1 and Total capital ratios, the lower of the ratios calculated will be used to determine whether the bank meets its minimum risk-based capital requirements.

In addition, the Basel Committee has undertaken a program of substantial revisions to its capital guidelines. In particular, the changes in the “Basel 2.5” guidelines will, once adopted by the Federal Reserve Board as an amendment to their existing rules for the calculation of market risk regulatory capital requirements, result in increased capital requirements for market risk; additionally, the Basel 3 guidelines issued by the Basel Committee in December 2010 revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, set new minimum capital ratios (including a new “capital conservation buffer,” which must be composed exclusively of Tier 1 common equity and will be in addition to the other capital ratios), introduce a Tier 1 leverage ratio within international guidelines for the first time, and make substantial revisions to the computation of risk-weighted assets for credit exposures. Implementation of the new requirements is expected to take place over the next several years. Although the U.S. federal banking agencies have now issued proposed rules that are intended to implement certain aspects of the Basel 2.5 guidelines, they have not yet addressed all aspects of those guidelines or the Basel 3 changes. In addition, both the Basel Committee and

U.S. banking regulators implementing the Dodd-Frank Act have indicated that they will impose more stringent capital standards on systemically important financial institutions. The Basel Committee has proposed a methodology to assess the global systemic importance of a bank and the range of loss absorbing capital that a bank that is deemed systemically important should maintain. Because this proposal has not yet been adopted by the Basel Committee, the assessment criteria have not yet been finalized; nevertheless, it is probable that they will apply to the firm. Therefore, the regulations ultimately applicable to the firm may be substantially different from those that have been published to date.

The Dodd-Frank Act will subject the firm at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions and directs banking regulators to impose additional capital requirements as disclosed above. The Federal Reserve Board is expected to begin implementing the new leverage and risk-based capital regulation in 2012. As a consequence of these changes, Tier 1 capital treatment for the firm’s junior subordinated debt issued to trusts will be phased out over a three-year period beginning on January 1, 2013. The interaction between the Dodd-Frank Act and the Basel Committee’s proposed changes adds further uncertainty to the firm’s future capital requirements.

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

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel 1 as implemented by the Federal Reserve Board.

	As of
	September		December
	2011		2010

Tier 1 capital	$19,012		$18,604
Tier 2 capital	1,006	[1]	5,004
Total capital	20,018		23,608
Risk-weighted assets	101,414		98,719
Tier 1 capital ratio	18.7%		18.8%
Total capital ratio	19.7%	[1]	23.9%
Tier 1 leverage ratio	18.9%		19.5%

1.	The decrease from December 2010 to September 2011 is primarily related to GS Bank USA’s repayment of $4.00 billion of subordinated debt to Group Inc. and $1.00 billion dividend to Group Inc. in the first quarter of 2011.

GS Bank USA is currently working to implement the Basel 2 framework, as implemented by the Federal Reserve Board. Similar to the firm’s requirement as a bank holding company, GS Bank USA is required to adopt Basel 2 following the successful completion of a parallel run. In addition, the capital requirements for GS Bank USA are expected to be impacted by changes to the Basel Committee’s capital guidelines and by the Dodd-Frank Act, as outlined above.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution subsidiaries held at the Federal Reserve Bank was approximately $30.03 billion and $28.12 billion as of September 2011 and December 2010, respectively, which exceeded required reserve amounts by $29.05 billion and $27.45 billion as of September 2011 and December 2010, respectively. GS Bank Europe, a wholly-owned credit institution, is regulated by the Central Bank of Ireland and is subject to minimum capital requirements. As of September 2011 and December 2010, GS Bank USA and GS Bank Europe were both in compliance with all regulatory capital requirements.

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

As of September 2011, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $10.99 billion, which exceeded the amount required by $8.95 billion. As of September 2011, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.77 billion, which exceeded the amount required by $1.64 billion.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of September 2011 and December 2010, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Insurance Subsidiaries
The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the FSA and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of September 2011 and December 2010.

Other Non-U.S. Regulated Subsidiaries
The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of September 2011 and December 2010, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 2011 and December 2010, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments
The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of September 2011 and December 2010, approximately $25.36 billion and $24.70 billion, respectively, of net assets of regulated subsidiaries were restricted as to the payment of dividends to Group Inc. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Banking Department have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 21.  Earnings Per Common Share

Basic earnings/(loss) per common share (EPS) is calculated by dividing net earnings/(loss) applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and RSUs for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic

EPS and, in addition reflects the dilutive effect of the common stock deliverable for stock warrants and options and for RSUs for which future service is required as a condition to the delivery of the underlying common stock.

The table below presents the computations of basic and diluted EPS.

	Three Months		Nine Months
	Ended September		Ended September
in millions, except per share amounts	2011	2010	2011	2010

Numerator for basic and diluted EPS — net earnings/(loss) applicable to common shareholders	$(428)	$1,737	$1,532	$5,486

Denominator for basic EPS — weighted average number of common shares	518.2	541.2	530.1	542.3
Effect of dilutive securities:
RSUs	—	16.2	14.0	14.3
Stock options and warrants	—	25.3	22.5	27.8

Dilutive potential common shares	—	41.5	36.5	42.1

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	518.2	582.7	566.6	584.4

Basic EPS	$(0.84)	$3.19	$2.84	$10.06
Diluted EPS	(0.84)	2.98	2.70	9.39

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was an increase in basic and diluted loss per common share of $0.01 and a reduction in basic earnings per common share of $0.02 for the three months ended September 2011 and September 2010, respectively, and a reduction in basic EPS of $0.05 and $0.06 for the nine months ended September 2011 and September 2010, respectively.

The diluted EPS computations in the table above do not include the following:

	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	123.4	6.1	6.4	6.1

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

	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Fees earned from affiliated funds	$663	$779	$2,104	$1,904

	As of
	September	December
in millions	2011	2010

Fees receivable from funds	$621	$886
Aggregate carrying value of interests in funds	14,336	14,773

The firm has provided voluntary financial support to certain of its funds that have experienced significant reductions in capital and liquidity or had limited access to the debt markets during the financial crisis. As of September 2011 and December 2010, the firm had exposure to these funds in the form of loans and guarantees of $295 million and $253 million, respectively, primarily related to certain real estate funds. In addition, as of September 2011 and December 2010, the firm had outstanding commitments to extend credit to these funds of $22 million and $160 million, respectively. As of the date of this filing, no such commitments are outstanding.

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

	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Interest income
Deposits with banks	$32	$23	$88	$56
Securities borrowed, securities purchased under agreements to resell and federal funds sold	170	156	572	371
Financial instruments owned, at fair value	2,755	2,439	8,218	7,845
Other interest [1]	397	319	1,264	968

Total interest income	3,354	2,937	10,142	9,240

Interest expense
Deposits	65	86	205	223
Securities loaned and securities sold under agreements to repurchase	266	198	703	497
Financial instruments sold, but not yet purchased, at fair value	585	449	1,844	1,425
Short-term borrowings [2]	150	110	401	341
Long-term borrowings [2]	829	872	2,471	2,356
Other interest [3]	103	94	391	233

Total interest expense	1,998	1,809	6,015	5,075

Net interest income	$1,356	$1,128	$4,127	$4,165

1.	Primarily includes interest income on customer debit balances and other interest-earning assets.

2.	Includes interest on unsecured borrowings and other secured financings.

3.	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	September 2011

U.S. Federal [1]	2005
New York State and City [2]	2004
United Kingdom	2007
Japan [3]	2008
Hong Kong	2005
Korea	2008

1.	IRS examination of fiscal 2008 through calendar 2010 began during 2011. IRS examination of fiscal 2005, 2006 and 2007 began during 2008. IRS examination of fiscal 2003 and 2004 has been completed, but the liabilities for those years are not yet final.

2.	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

3.	Japan National Tax Agency examination of fiscal 2005 through 2009 began during the first quarter of 2010. The examinations have been completed, but the liabilities for 2008 and 2009 are not yet final.

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

		For the Three		For the Nine
		Months Ended		Months Ended
		or as of September		or as of September
in millions		2011	2010	2011	2010

Investment Banking	Net revenues	$781	$1,159	$3,498	$3,303
	Operating expenses	541	890	2,445	2,483

	Pre-tax earnings	$240	$269	$1,053	$820

	Segment assets	$1,863	$1,559	$1,863	$1,559

Institutional Client Services	Net revenues [1]	$4,062	$4,669	$14,224	$18,157
	Operating expenses	2,631	3,166	10,255	12,170

	Pre-tax earnings	$1,431	$1,503	$3,969	$5,987

	Segment assets	$864,022	$816,948	$864,022	$816,948

Investing & Lending	Net revenues	$(2,479)	$1,797	$1,270	$5,553
	Operating expenses	86	951	1,864	2,793

	Pre-tax earnings/(loss)	$(2,565)	$846	$(594)	$2,760

	Segment assets	$72,263	$80,369	$72,263	$80,369

Investment Management	Net revenues	$1,223	$1,278	$3,770	$3,506
	Operating expenses	989	1,038	3,112	2,941

	Pre-tax earnings	$234	$240	$658	$565

	Segment assets	$10,761	$9,803	$10,761	$9,803

Total	Net revenues	$3,587	$8,903	$22,762	$30,519
	Operating expenses	4,317	6,092	17,840	21,101

	Pre-tax earnings/(loss)	$(730)	$2,811	$4,922	$9,418

	Total assets	$948,909	$908,679	$948,909	$908,679

1.	Includes $31 million and $33 million for the three months ended September 2011 and September 2010, respectively, and $81 million and $96 million for the nine months ended September 2011 and September 2010, respectively, of realized gains on available-for-sale securities held in the firm’s insurance subsidiaries.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•	net provisions for a number of litigation and regulatory proceedings of $59 million and $27 million for the three months ended September 2011 and September 2010, respectively, and $128 million and $663 million for the nine months ended September 2011 and September 2010, respectively;

•	charitable contributions of $25 million for both the nine months ended September 2011 and September 2010; and

•	real estate-related exit costs of $11 million and $20 million for the three months ended September 2011 and September 2010, respectively, and $11 million and $26 million for the nine months ended September 2011 and September 2010, respectively.

The tables below present the amounts of net interest income included in net revenues, and the amounts of depreciation and amortization expense included in pre-tax earnings.

	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Investment Banking	$—	$—	$—	$—
Institutional Client Services	1,243	1,042	3,375	3,510
Investing & Lending	60	37	595	505
Investment Management	53	49	157	150

Total net interest	$1,356	$1,128	$4,127	$4,165

	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Investment Banking	$44	$44	$133	$128
Institutional Client Services	230	187	753	635
Investing & Lending	56	86	318	277
Investment Management	59	41	151	133

Total depreciation and amortization	$389	$358	$1,355	$1,173

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

	Three Months Ended September				Nine Months Ended September
$ in millions	2011		2010		2011		2010

Net revenues
Americas [1]	$2,485	69%	$4,855	55%	$14,149	62%	$16,561	54%
EMEA [2]	1,349	38	2,230	25	5,974	26	8,281	27
Asia	(247)	(7)	1,818	20	2,639	12	5,677	19

Total net revenues	$3,587	100%	$8,903	100%	$22,762	100%	$30,519	100%

Pre-tax earnings/(loss)
Americas [1]	$92	N.M.	$1,450	50%	$3,567	70%	$5,441	53%
EMEA [2]	107	N.M.	791	28	1,678	33	2,708	27
Asia	(859)	N.M.	617	22	(159)	(3)	1,983	20

Subtotal	(660)	100%	2,858	100%	5,086	100%	10,132	100%
Corporate [3]	(70)		(47)		(164)		(714)

Total pre-tax earnings/(loss)	$(730)		$2,811		$4,922		$9,418

1.	Substantially all relates to the U.S.

2.	EMEA (Europe, Middle East and Africa).

3.	Consists of net provisions for a number of litigation and regulatory proceedings of $59 million and $27 million for the three months ended September 2011 and September 2010, respectively, and $128 million and $663 million for the nine months ended September 2011 and September 2010, respectively; charitable contributions of $25 million for both the nine months ended September 2011 and September 2010; and real estate-related exit costs of $11 million and $20 million for the three months ended September 2011 and September 2010, respectively, and $11 million and $26 million for the nine months ended September 2011 and September 2010, respectively.

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

The table below presents the credit concentrations in assets held by the firm. As of September 2011 and December 2010, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

	As of
	September	December
$ in millions	2011	2010

U.S. government and federal agency obligations [1]	$97,011	$96,350
% of total assets	10.2%	10.6%
Other sovereign obligations 1, [2]	$50,404	$40,379
% of total assets	5.3%	4.4%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

2.	Principally consisting of securities issued by the governments of Japan, the United Kingdom and Germany as of September 2011, and the United Kingdom, Japan and France as of December 2010.

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

	As of
	September	December
in millions	2011	2010

U.S. government and federal agency obligations	$112,995	$121,366
Other sovereign obligations [1]	109,072	73,357

1.	Principally consisting of securities issued by the governments of Germany and France.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 27.  Legal Proceedings

The firm is involved in a number of judicial, regulatory and arbitration proceedings (including those described below) concerning matters arising in connection with the conduct of the firm’s businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages.

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

With respect to proceedings described below for which management has been able to estimate a range of reasonably possible loss where (i) plaintiffs have claimed an amount of money damages, (ii) the firm is being sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c)  in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2011 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular proceeding. As of September 2011 and June 2011, the firm has estimated the aggregate amount of reasonably possible losses for such proceedings and for any other proceedings described below where management has been able to estimate a range of reasonably possible loss to be approximately $2.6 billion and $2.0 billion, respectively.

Management is generally unable to estimate a range of reasonably possible loss for proceedings other than those included in the estimate above, including where (i) plaintiffs have not claimed an amount of money damages, unless such amounts can otherwise be determined, (ii) the proceedings are in early stages,

(iii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of such proceedings will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period.

IPO Process Matters.  Group Inc. and GS&Co. are among the numerous financial services companies that have been named as defendants in a variety of lawsuits alleging improprieties in the process by which those companies participated in the underwriting of public offerings in recent years.

GS&Co. has, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits filed in the U.S. District Court for the Southern District of New York alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements tying allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, and that the alleged arrangements resulted in market manipulation. On October 5, 2009, the district court approved a settlement agreement entered into by the parties. The firm has paid into a settlement fund the full amount that GS&Co. would contribute in the proposed settlement. On October 23, 2009, certain objectors filed a petition in the U.S. Court of Appeals for the Second Circuit seeking review of the district court’s certification of a class for purposes of the settlement, and various objectors appealed certain aspects of the settlement’s approval. All but two of the appeals have been withdrawn, and plaintiffs moved to dismiss the remaining appeals. On May 17, 2011, the appellate court dismissed one of the appeals and remanded the other. On remand, the district court ruled that the objector was not a proper class member, and the objector has appealed from that decision. On October 25, 2011, plaintiffs moved to dismiss that appeal.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

GS&Co. is among numerous underwriting firms named as defendants in a number of complaints filed commencing October 3, 2007, in the U.S. District Court for the Western District of Washington alleging violations of Section 16 of the Exchange Act in connection with offerings of securities for 15 issuers during 1999 and 2000. The complaints generally assert that the underwriters, together with each issuer’s directors, officers and principal shareholders, entered into purported agreements to tie allocations in the offerings to increased brokerage commissions and aftermarket purchase orders. The complaints further allege that, based upon these and other purported agreements, the underwriters violated the reporting provisions of, and are subject to short-swing profit recovery under, Section 16 of the Exchange Act. The district court granted defendants’ motions to dismiss by a decision dated March 12, 2009 on the grounds that the plaintiff’s demands were inadequate with respect to certain actions and that the remaining actions were time-barred. On December 2, 2010, the appellate court affirmed in part and reversed in part, upholding the dismissal of seven of the actions in which GS&Co. is a defendant that were dismissed based on the deficient demands but remanding the remaining eight actions in which GS&Co. is a defendant that were dismissed as time-barred for consideration of other bases for dismissal. On June 27, 2011, the U.S. Supreme Court granted the defendants’ petition for review of whether the actions that were remanded are time-barred and denied the plaintiff’s petition.

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

The district court rejected the claims against GSI and ABN AMRO, but found World Online liable in an amount to be determined. On appeal, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court, holding that certain of the alleged disclosure deficiencies were actionable as to GSI and ABN AMRO. On further appeal, the Netherlands Supreme Court on November 27, 2009 affirmed the rulings of the Court of Appeals, except that it found certain additional aspects of the offering materials actionable and held that individual investors could potentially hold GSI and ABN AMRO responsible for certain public statements and press releases by World Online and its former CEO. The parties entered into a definitive settlement agreement, dated July 15, 2011, pursuant to which GSI will contribute up to €48 million to a settlement fund. The firm has paid the full amount of GSI’s proposed contribution to the settlement into an escrow account. Smaller shareholders’ associations have made demands for compensation of damages.

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

Adelphia Communications Fraudulent Conveyance Litigation.  GS&Co. is named a defendant in two adversary proceedings commenced in the U.S. Bankruptcy Court for the Southern District of New York, one on July 6, 2003 by a creditors committee, and the second on or about July 31, 2003 by an equity committee of Adelphia Communications, Inc. Those proceedings were consolidated in a single amended complaint filed by the Adelphia Recovery Trust on October 31, 2007. The complaint seeks, among other things, to recover, as fraudulent conveyances, approximately $62.9 million allegedly paid to GS&Co. by Adelphia Communications, Inc. and its affiliates in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia Communications, Inc. The district court assumed jurisdiction over the action and on April 8, 2011 granted GS&Co.’s motion for summary judgment. The plaintiff has appealed.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Treasury Matters.  GS&Co. was named as a defendant in a purported class action filed on March 10, 2004 in the U.S. District Court for the Northern District of Illinois on behalf of holders of short positions in 30-year U.S. Treasury futures and options on the morning of October 31, 2001. The complaint alleged that the firm purchased 30-year bonds and futures prior to a forthcoming U.S. Treasury refunding announcement that morning based on non-public information about that announcement, and that such purchases increased the costs of covering such short positions. The complaint also named as defendants the Washington, D.C.-based political consultant who allegedly was the source of the information, a former GS&Co. economist who allegedly received the information, and another company and one of its employees who also allegedly received and traded on the information prior to its public announcement. The complaint alleged violations of the federal commodities and antitrust laws, as well as Illinois statutory and common law, and seeks, among other things, unspecified damages including treble damages under the antitrust laws. The district court dismissed the antitrust and Illinois state law claims but permitted the federal commodities law claims to proceed. Plaintiff’s motion for class certification was denied by a decision dated August 22, 2008. GS&Co. moved for summary judgment, and the district court granted the motion but only insofar as the claim relates to the trading of treasury bonds. On October 13, 2009, the parties filed an offer of judgment and notice of acceptance with respect to plaintiff’s individual claim. The plaintiff attempted to pursue an appeal of the denial of class certification, as did another individual trader who had previously litigated and lost an individual claim and unsuccessfully sought to intervene in the purported class action. On August 5, 2011, the U.S. Court of Appeals for the Seventh Circuit affirmed the lower court’s rulings that neither the plaintiff nor the proposed intervenor could pursue the class issues on appeal, but remanded for further consideration as to the amount of pre-judgment interest on the plaintiff’s individual claim. The appellants’ petition for reconsideration en banc was denied on October 19, 2011.

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

The Federal Housing Finance Agency (FHFA), which took control of the foregoing actions following Fannie Mae’s conservatorship, moved to stay the actions in October 2011.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Compensation-Related Litigation. On January 17, 2008, Group Inc., its Board, executive officers and members of its management committee were named as defendants in a purported shareholder derivative action in the U.S. District Court for the Eastern District of New York predicting that the firm’s 2008 Proxy Statement would violate the federal securities laws by undervaluing certain stock option awards and alleging that senior management received excessive compensation for 2007. The complaint seeks, among other things, an equitable accounting for the allegedly excessive compensation. Plaintiff’s motion for a preliminary injunction to prevent the 2008 Proxy Statement from using options valuations that the plaintiff alleges are incorrect and to require the amendment of SEC Form 4s filed by certain of the executive officers named in the complaint to reflect the stock option valuations alleged by the plaintiff was denied, and plaintiff’s appeal from this denial was dismissed. On February 13, 2009, the plaintiff filed an amended complaint, which added purported direct (i.e., non-derivative) claims based on substantially the same theory. The plaintiff filed a further amended complaint on March 24, 2010, and the defendants’ motion to dismiss this further amended complaint was granted on September 30, 2010. On October 22, 2010, the plaintiff appealed the dismissal of his complaint.

On March 24, 2009, the same plaintiff filed an action in New York Supreme Court, New York County against Group Inc., its directors and certain senior executives alleging violation of Delaware statutory and common law in connection with substantively similar allegations regarding stock option awards. On January 7, 2011, the plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on March 4, 2011, and the parties subsequently agreed to stay the state court action pending the final resolution of the appeal from the dismissal of the federal court action in respect of the firm’s 2008 Proxy Statement described above, as well as any remanded proceedings further adjudicating defendants’ motion to dismiss.

Purported shareholder derivative actions were commenced in New York Supreme Court, New York County and the Delaware Court of Chancery beginning on December 14, 2009, alleging that the Board breached its fiduciary duties in connection with setting compensation levels for the year 2009 and that such levels were excessive. The complaints name as defendants Group Inc., the Board and certain senior executives. The complaints sought, inter alia, unspecified damages, restitution of certain compensation paid, and an order requiring the firm to adopt corporate reforms. In the actions in New York state court, on April 8, 2010, the plaintiffs filed a motion indicating that they no longer intend to pursue their claims but are seeking an award of attorneys’ fees in connection with bringing the suit, which the defendants opposed. By a decision dated September 21, 2011, the New York court dismissed plaintiffs’ claims as moot and denied plaintiffs’ application for attorneys’ fees. On October 25, 2011, plaintiffs appealed from the denial of a fee award. In the actions brought in the Delaware Court of Chancery, the defendants moved to dismiss on March 9, 2010, and the plaintiffs amended their complaint on April 28, 2010 to include, among other things, the allegations included in the SEC’s action described in the “Mortgage-Related Matters” section below. The plaintiffs amended the complaint a second time on January 20, 2011, the defendants moved to dismiss the second amended complaint on February 4, 2011 and, by a decision dated October 12, 2011, the Delaware court dismissed plaintiffs’ second amended complaint.

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

Since April 22, 2010, a number of putative shareholder derivative actions have been filed in New York Supreme Court, New York County, and the U.S. District Court for the Southern District of New York against Group Inc., the Board and certain officers and employees of Group Inc. and its affiliates in connection with mortgage-related matters between 2004 and 2007, including the ABACUS 2007-AC1 transaction and other CDO offerings. These derivative complaints generally include allegations of breach of fiduciary duty, corporate waste, abuse of control, mismanagement, unjust enrichment, misappropriation of information, securities fraud and insider trading, and challenge the accuracy and adequacy of Group Inc.’s disclosure. These derivative complaints seek, among other things, declaratory relief, unspecified compensatory damages, restitution and certain corporate governance reforms. The New York Supreme Court has consolidated the two actions pending in that court. The federal court cases have also been consolidated, plaintiffs filed a consolidated amended complaint on August 1, 2011, and, on October 6, 2011, the defendants moved to dismiss the action. In addition, as described in the “Compensation-Related Litigation” section above, the plaintiffs in the compensation-related Delaware Court of Chancery actions twice amended their complaint, including to assert allegations similar to those in the derivative claims referred to above, and the Delaware court granted the defendants’ motion to dismiss the second amended complaint on October 12, 2011. On May 18, 2011, the defendants moved to stay or dismiss the New York state court action in favor of the federal court action and/or the Delaware Chancery Court action. On October 18, 2011, the New York state court denied that motion as moot in light of the Delaware Chancery Court decision and directed the defendants to move to dismiss.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Since July 1, 2011, two putative shareholder derivative actions have been filed in the U.S. District Court for the Southern District of New York against Group Inc., the Board and certain officers and employees of Group Inc. and Litton in connection with the servicing of residential mortgage loans and other mortgage-related activities, since January 2009. The complaints generally include allegations of breach of fiduciary duty, waste, abuse of control, and mismanagement and seek, among other things, declaratory relief, unspecified damages and certain governance reforms. In addition, in October 2011, the Board received a books and records demand from a shareholder for materials relating to, among other subjects, the firm’s mortgage servicing and foreclosure activities, participation in federal programs providing assistance to financial institutions and homeowners and loan sales to Fannie Mae and Freddie Mac.

Since April 23, 2010, the Board has received letters from shareholders demanding that the Board take action to address alleged misconduct by GS&Co., the Board and certain officers and employees of Group Inc. and its affiliates. The demands generally allege misconduct in connection with the firm’s securitization practices, including the ABACUS 2007-AC1 transaction, the alleged failure by Group Inc. to adequately disclose the SEC investigation that led to the SEC Action, and Group Inc.’s 2009 compensation practices. The demands include a letter from a Group Inc. shareholder, which previously made a demand that the Board investigate and take action in connection with auction products matters, and expanded its demand to address the foregoing matters. The Board previously rejected the demand relating to auction products matters in September 2010, and, in August 2011, the shareholder made a books and records demand for materials related to the Board’s rejection of the shareholder’s demand letter.

In addition, beginning April 26, 2010, a number of purported securities law class actions have been filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market and the SEC investigation that led to the SEC Action. The purported class action complaints, which name as defendants Group Inc. and certain officers and employees of Group Inc. and its affiliates, have been consolidated, generally allege violations of Sections 10(b) and 20(a) of the Exchange Act and seek unspecified damages. Plaintiffs filed a consolidated amended complaint on July 25, 2011. On October 6, 2011, the defendants moved to dismiss.

GS&Co., Goldman Sachs Mortgage Company (GSMC) and GS Mortgage Securities Corp. (GSMSC) and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or recessionary damages. On January 28, 2010, the defendants’ motion to dismiss the second amended complaint was granted with leave to replead certain claims. On March 31, 2010, the plaintiff filed a third amended complaint relating to two offerings, which the defendants moved to dismiss on June 22, 2010. This motion to dismiss was denied as to the plaintiff’s Section 12(a)(2) claims and granted as to the plaintiff’s Section 11 claims, and the plaintiff’s motion for reconsideration was denied on November 17, 2010. The plaintiff filed a motion for entry of final judgment or certification of an interlocutory appeal as to plaintiff’s Section 11 claims, which was denied on January 11, 2011. The plaintiff then filed a motion for leave to amend to reinstate the damages claims based on allegations that it had sold its securities, which was denied on March 3, 2011. On May 5, 2011, the court granted plaintiff’s motion for entry of a final judgment dismissing all its claims. The plaintiff has appealed. On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to an additional offering pursuant to the 2007 registration statement. The defendants moved to dismiss this separate action on November 1, 2010. By a decision dated September 13, 2011, the district court dismissed the action, with leave to replead, and plaintiff filed an amended complaint on October 20, 2011. These trusts issued, and GS&Co. underwrote, approximately $785 million principal amount of certificates to all purchasers in the offering at issue in this amended complaint.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Group Inc., GS&Co., GSMC and GSMSC are among the defendants in a separate putative class action commenced on February 6, 2009 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2006. The other original defendants include three current or former Goldman Sachs employees and various rating agencies. The second amended complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory and rescissionary damages. Defendants moved to dismiss the second amended complaint. On January 12, 2011, the district court granted the motion to dismiss with respect to offerings in which plaintiff had not purchased securities as well as all claims against the rating agencies, but denied the motion to dismiss with respect to a single offering in which the plaintiff allegedly purchased securities. These trusts issued, and GS&Co. underwrote, approximately $698 million principal amount of certificates to all purchasers in the offerings at issue in the complaint (excluding those offerings for which the claims have been dismissed). On March 18, 2011, the district court bifurcated class and merits discovery. On September 27, 2011, the plaintiff moved for class certification.

GS&Co., GSMC and GSMSC are among the defendants in a lawsuit filed in August 2011 by CIFG Assurance of North America, Inc. (CIFG) in the New York Supreme Court. The complaint alleges that CIFG was fraudulently induced to provide credit enhancement for a 2007 securitization sponsored by GSMC, and seeks, among other things, the repurchase of $24.7 million in aggregate principal amount of mortgages that CIFG had previously stated to be non-conforming, an accounting for any proceeds associated with mortgages discharged from the securitization and unspecified compensatory damages. On October 17, 2011, the Goldman Sachs defendants moved to dismiss.

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

Various alleged purchasers of, and counterparties involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including the FHFA (as conservator for Fannie Mae and Freddie Mac), the National Credit Union Administration, Basis Yield Alpha Fund (Master), the Federal Home Loan Banks of Seattle, Chicago, Indianapolis and Boston, the Charles Schwab Corporation, Cambridge Place Investment Management Inc., Heungkuk Life Insurance Co. Limited (Heungkuk), Landesbank Baden-Württemberg, certain Allstate affiliates, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company, Massachusetts Mutual Life Insurance Company and The Western and Southern Life Insurance Co.) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material facts and material omissions and generally seeking rescission and damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants. A number of other entities (including John Hancock and related parties, HSH Nordbank, Norges Bank Investment Management, American International Group, Inc. (AIG) and IKB Deutsche Industriebank AG) have threatened to assert claims against the firm in connection with various mortgage-related offerings, and the firm has entered into agreements with a number of these entities to toll the relevant statute of limitations. As of September 2011, the aggregate notional amount of mortgage-related securities sold to plaintiffs in active cases brought against the firm where those plaintiffs are seeking rescission of such securities was approximately $15.8 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities). This amount does not include the threatened claims noted above or potential claims by other purchasers in the same or other mortgage-related offerings that have not actually brought claims against the firm, or claims that have been dismissed (including a claim by Landesbank Baden-Württemberg, which was dismissed by a decision dated September 26, 2011, from which the plaintiff appealed on October 24, 2011).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In June 2011, Heungkuk filed a criminal complaint against certain past and present employees of the firm in South Korea relating to its purchase of a CDO securitization from Goldman Sachs. The filing does not represent any judgment by a governmental entity, but starts a process whereby the prosecutor investigates the complaint and determines whether to take action.

On September 1, 2011, Group Inc. and GS Bank USA entered into a Consent Order with the Federal Reserve Board relating to the servicing of residential mortgage loans. In addition, on September 1, 2011, GS Bank USA entered into an Agreement on Mortgage Servicing Practices with the New York State Banking Department, Litton and the acquirer of Litton, in connection with which Group Inc. agreed to forgive 25% of the unpaid principal balance on certain delinquent first lien residential mortgage loans owned by Group Inc. or a subsidiary, totaling approximately $13 million in principal forgiveness. See Note 18 for further information about these settlements.

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

Auction Products Matters.  On August 21, 2008, GS&Co. entered into a settlement in principle with the Office of the Attorney General of the State of New York and the Illinois Securities Department (on behalf of the North American Securities Administrators Association) regarding auction rate securities. Under the agreement, Goldman Sachs agreed, among other things, (i) to offer to repurchase at par the outstanding auction rate securities that its private wealth management clients purchased through the firm prior to February 11, 2008, with the exception of those auction rate securities where auctions were clearing, (ii) to continue to work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors, and (iii) to pay a $22.5 million fine. The settlement is subject to definitive documentation and approval by the various states. On June 2, 2009, GS&Co. entered into an Assurance of Discontinuance with the New York State Attorney General. On March 19, 2010, GS&Co. entered into an Administrative Consent Order with the Illinois Secretary of State, Securities Department, which had conducted an investigation on behalf of states other than New York. GS&Co. has entered into similar consent orders with most states and is in the process of doing so with the remaining states.

On September 4, 2008, Group Inc. was named as a defendant, together with numerous other financial services firms, in two complaints filed in the U.S. District Court for the Southern District of New York alleging that the defendants engaged in a conspiracy to manipulate the auction securities market in violation of federal antitrust laws. The actions were filed, respectively, on behalf of putative classes of issuers of and investors in auction rate securities and seek, among other things, treble damages in an unspecified amount. Defendants’ motion to dismiss was granted on January 26, 2010. On March 1, 2010, the plaintiffs appealed from the dismissal of their complaints.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Private Equity-Sponsored Acquisitions Litigation. Group Inc. and “GS Capital Partners” are among numerous private equity firms and investment banks named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. As amended, the complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the U.S. Sherman Antitrust Act and common law. The complaint seeks, among other things, treble damages in an unspecified amount. Defendants moved to dismiss on August 27, 2008. The district court dismissed claims relating to certain transactions that were the subject of releases as part of the settlement of shareholder actions challenging such transactions, and by an order dated December 15, 2008 otherwise denied the motion to dismiss. On April 26, 2010, the plaintiffs moved for leave to proceed with a second phase of discovery encompassing additional transactions. On August 18, 2010, the court permitted discovery on eight additional transactions, and the plaintiffs filed a fourth amended complaint on October 7, 2010. The defendants filed a motion to dismiss certain aspects of the fourth amended complaint on October 21, 2010, and the court granted that motion on January 13, 2011. On January 21, 2011, certain defendants, including Group Inc., filed a motion to dismiss another claim of the fourth amended complaint on the grounds that the transaction was the subject of a release as part of the settlement of a shareholder action challenging the transaction. The court granted that motion on March 1, 2011. On July 11, 2011, the plaintiffs moved for leave to file a fifth amended complaint encompassing additional transactions and to take discovery concerning those transactions. On September 7, 2011, the district court denied the plaintiffs’ motion, without prejudice, insofar as it sought leave to file a fifth amended complaint, but permitted an additional six-month phase of discovery with respect to the additional transactions.

Washington Mutual Securities Litigation.  GS&Co. is among numerous underwriters named as defendants in a putative securities class action amended complaint filed on August 5, 2008 in the U.S. District Court for the Western District of Washington. As to the underwriters, plaintiffs allege that the offering documents in connection with various securities offerings by Washington Mutual, Inc. failed to describe accurately the company’s exposure to mortgage-related activities in violation of the disclosure requirements of the federal securities laws. The defendants include past and present directors and officers of Washington Mutual, the company’s former outside auditors, and numerous underwriters. On June 30, 2011, the underwriter defendants and plaintiffs entered into a definitive settlement agreement, pursuant to which GS&Co. would contribute to a settlement fund. On November 4, 2011, the court approved the settlement. The firm has paid the full amount of GS&Co.’s contribution to the settlement fund.

On September 25, 2008, the FDIC took over the primary banking operations of Washington Mutual, Inc. and then sold them. On September 27, 2008, Washington Mutual, Inc. filed for Chapter 11 bankruptcy in the U.S. bankruptcy court in Delaware.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

IndyMac Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a putative securities class action filed on May 14, 2009 in the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various securitizations of mortgage-related assets violated the disclosure requirements of the federal securities laws. The defendants include IndyMac-related entities formed in connection with the securitizations, the underwriters of the offerings, certain ratings agencies which evaluated the credit quality of the securities, and certain former officers and directors of IndyMac affiliates. On November 2, 2009, the underwriters moved to dismiss the complaint. The motion was granted in part on February 17, 2010 to the extent of dismissing claims based on offerings in which no plaintiff purchased, and the court reserved judgment as to the other aspects of the motion. By a decision dated June 21, 2010, the district court formally dismissed all claims relating to offerings in which no named plaintiff purchased certificates (including all offerings underwritten by GS&Co.), and both granted and denied the defendants’ motions to dismiss in various other respects. On May 17, 2010, four additional investors filed a motion seeking to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). On July 6, 2010 and August 19, 2010, two additional investors filed motions to intervene in order to assert claims based on additional offerings (none of which were underwritten by GS&Co.). The defendants opposed the motions on the ground that the putative intervenors’ claims were time-barred and, on June 21, 2011, the court denied the motions to intervene with respect to, among others, the claims based on the offerings underwritten by GS&Co. Certain of the putative intervenors (including those seeking to assert claims based on two offerings underwritten by GS&Co.) have appealed.

GS&Co. underwrote approximately $751 million principal amount of securities to all purchasers in the offerings at issue in the May 2010 motion to intervene. On July 11, 2008, IndyMac Bank was placed under an FDIC receivership, and on July 31, 2008, IndyMac Bancorp, Inc. filed for Chapter 7 bankruptcy in the U.S. Bankruptcy Court in Los Angeles, California.

Employment-Related Matters.  On May 27, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by several contingent technology workers who were employees of third-party vendors. The plaintiffs are seeking overtime pay for alleged hours worked in excess of 40 per work week. The complaint alleges that the plaintiffs were de facto employees of GS&Co. and that GS&Co. is responsible for the overtime pay under federal and state overtime laws. The complaint seeks class action status and unspecified damages. On March 21, 2011, the parties agreed to the terms of a settlement in principle. On September 2, 2011, the court preliminarily approved the terms of the settlement. The firm has reserved the full amount of the proposed settlement.

On September 15, 2010, a putative class action was filed in the U.S. District for the Southern District of New York by three former female employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. On November 22, 2010, Group Inc. and GS&Co. filed a motion to stay the claims of one of the named plaintiffs and to compel individual arbitration with that individual, based on an arbitration provision contained in an employment agreement between Group Inc. and the individual. On April 28, 2011, the magistrate judge to whom the district judge assigned the motion denied the motion. On July 7, 2011, the magistrate judge denied Group Inc.’s and GS&Co.’s motion for reconsideration of the magistrate judge’s decision, and on July 21, 2011 Group Inc. and GS&Co. appealed the magistrate judge’s decision to the district court. On June 13, 2011, Group Inc. and GS&Co. moved to strike the class allegations of one of the three named plaintiffs based on her failure to exhaust administrative remedies. On September 29, 2011, the magistrate judge recommended denial of the motion to strike and Group Inc. and GS&Co. filed their objections to that recommendation with the District Judge presiding over the case on October 11, 2011. On July 22, 2011, Group Inc. and GS&Co. moved to strike all of the plaintiffs’ class allegations, and for partial summary judgment as to plaintiffs’ disparate impact claims.

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

Investment Management Services.  Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients relating to losses allegedly sustained as a result of the firm’s investment management services. These claims generally seek, among other things, restitution or other compensatory damages and, in some cases, punitive damages. In addition, Group Inc. and its affiliates are subject from time to time to investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations in connection with the firm’s investment management services. Goldman Sachs is cooperating with all such investigations and reviews.

Sales, Trading and Clearance Practices. Group Inc. and certain of its affiliates are subject to a number of investigations and reviews, certain of which are industry-wide, by various governmental and regulatory bodies and self-regulatory organizations relating to the sales, trading and clearance of corporate and government securities and other financial products, including compliance with the SEC’s short sale rule, algorithmic and quantitative trading, futures trading, transaction reporting, securities lending practices, trading and clearance of credit derivative instruments, commodities trading, private placement practices, compliance with the U.S. Foreign Corrupt Practices Act and the effectiveness of insider trading controls and internal information barriers.

The European Commission announced in April 2011 that it is initiating proceedings to investigate further numerous financial services companies, including Group Inc., in connection with the supply of data related to credit default swaps and in connection with profit sharing and fee arrangements for clearing of credit default swaps, including potential anti-competitive practices. The firm has received civil investigative demands from the U.S. Department of Justice (DOJ) for information on similar matters.

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

Group Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P. (GSMMDP) and GS Bank USA are among numerous financial services firms that have been named as defendants in numerous substantially identical individual antitrust actions filed beginning on November 12, 2009 that have been coordinated with related antitrust class action litigation and individual actions, in which no Goldman Sachs affiliate is named, for pre-trial proceedings in the U.S. District Court for the Southern District of New York. The plaintiffs include individual California municipal entities and three New York non-profit entities. All of these complaints against Group Inc., GSMMDP and GS Bank USA generally allege that the Goldman Sachs defendants participated in a conspiracy to arrange bids, fix prices and divide up the market for derivatives used by municipalities in refinancing and hedging transactions from 1992 to 2008. The complaints assert claims under the federal antitrust laws and either California’s Cartwright Act or New York’s Donnelly Act, and seek, among other things, treble damages under the antitrust laws in an unspecified amount and injunctive relief. On April 26, 2010, the Goldman Sachs defendants’ motion to dismiss complaints filed by several individual California municipal plaintiffs was denied. On August 19, 2011, Group Inc., GSMMDP and GS Bank USA were voluntarily dismissed without prejudice from all actions except one brought by a California municipal entity.

Financial Crisis-Related Matters.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations and litigation relating to the 2008 financial crisis, including the establishment and unwind of credit default swaps between Goldman Sachs and AIG and other transactions with, and in the securities of, AIG, The Bear Stearns Companies Inc., Lehman Brothers Holdings Inc. and other firms. Goldman Sachs is cooperating with the investigations and reviews.

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

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2011, the related condensed consolidated statements of earnings for the three and nine months ended September 30, 2011 and 2010, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2011, the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2011 and 2010. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2010, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein), and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2010, and the condensed consolidated statement of changes in shareholders’ equity for the year ended December 31, 2010, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York
November 8, 2011

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present a summary of consolidated average balances and interest rates.

	Three Months Ended September
	2011			2010
			Average			Average
	Average		rate	Average		rate
in millions, except rates	balance	Interest	(annualized)	balance	Interest	(annualized)

Assets
Deposits with banks	$38,298	$32	0.33%	$31,042	$23	0.29%
U.S.	33,184	24	0.29	27,383	18	0.26
Non-U.S.	5,114	8	0.62	3,659	5	0.54
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	353,310	170	0.19	358,557	156	0.17
U.S.	212,051	(93)	(0.17)	248,469	51	0.08
Non-U.S.	141,259	263	0.74	110,088	105	0.38
Financial instruments owned, at fair value [1,2]	297,534	2,755	3.67	268,076	2,439	3.61
U.S.	187,405	1,787	3.78	183,747	1,811	3.91
Non-U.S.	110,129	968	3.49	84,329	628	2.95
Other interest-earning assets [3]	146,792	397	1.07	118,408	319	1.07
U.S.	102,620	221	0.85	82,863	140	0.67
Non-U.S.	44,172	176	1.58	35,545	179	2.00

Total interest-earning assets	835,934	3,354	1.59	776,083	2,937	1.50
Cash and due from banks	5,656			4,123
Other non-interest-earning assets [2]	127,653			111,095

Total Assets	$969,243			$891,301

Liabilities
Interest-bearing deposits	$40,432	$65	0.64%	$37,597	$86	0.91%
U.S.	32,939	55	0.66	30,993	79	1.01
Non-U.S.	7,493	10	0.53	6,604	7	0.42
Securities loaned and securities sold under agreements to repurchase, at fair value	178,348	266	0.59	158,722	198	0.49
U.S.	109,042	63	0.23	111,032	106	0.38
Non-U.S.	69,306	203	1.16	47,690	92	0.77
Financial instruments sold, but not yet purchased [1,2]	105,930	585	2.19	90,723	449	1.96
U.S.	55,043	238	1.72	44,156	183	1.64
Non-U.S.	50,887	347	2.71	46,567	266	2.27
Commercial paper	2,416	1	0.20	1,616	1	0.20
U.S.	1,183	1	0.25	227	—	0.24
Non-U.S.	1,233	—	0.15	1,389	1	0.20
Other borrowings [4,5]	80,540	149	0.73	51,708	109	0.84
U.S.	52,674	109	0.82	30,446	98	1.28
Non-U.S.	27,866	40	0.57	21,262	11	0.21
Long-term borrowings 5, [6]	187,438	829	1.75	194,044	872	1.78
U.S.	179,438	779	1.72	184,766	793	1.70
Non-U.S.	8,000	50	2.48	9,278	79	3.38
Other interest-bearing liabilities [7]	211,356	103	0.19	188,176	94	0.20
U.S.	154,848	(173)	(0.44)	142,478	(38)	(0.11)
Non-U.S.	56,508	276	1.94	45,698	132	1.15

Total interest-bearing liabilities	806,460	1,998	0.98	722,586	1,809	0.99
Non-interest-bearing deposits	128			111
Other non-interest-bearing liabilities [2]	91,390			93,981

Total liabilities	897,978			816,678
Shareholders’ equity
Preferred stock	3,100			6,957
Common stock	68,165			67,666

Total shareholders’ equity	71,265			74,623
Total liabilities, preferred stock and shareholders’ equity	$969,243			$891,301

Interest rate spread			0.61%			0.51%
Net interest income and net yield on interest-earning assets		$1,356	0.64		$1,128	0.58
U.S.		867	0.64		799	0.58
Non-U.S.		489	0.65		329	0.56
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]
Assets			35.97%			30.10%
Liabilities			27.44			24.70

STATISTICAL DISCLOSURES

	Nine Months Ended September
	2011			2010
			Average			Average
	Average		rate	Average		rate
in millions, except rates	balance	Interest	(annualized)	balance	Interest	(annualized)

Assets
Deposits with banks	$36,620	$88	0.32%	$27,512	$56	0.27%
U.S.	31,121	68	0.29	22,947	43	0.25
Non-U.S.	5,499	20	0.49	4,565	13	0.38
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	350,695	572	0.22	356,122	371	0.14
U.S.	221,838	(161)	(0.10)	246,348	48	0.03
Non-U.S.	128,857	733	0.76	109,774	323	0.39
Financial instruments owned, at fair value [1,2]	291,927	8,218	3.76	269,669	7,845	3.89
U.S.	186,256	5,716	4.10	186,789	5,953	4.26
Non-U.S.	105,671	2,502	3.17	82,880	1,892	3.05
Other interest-earning assets [3]	142,942	1,264	1.18	113,898	968	1.14
U.S.	99,216	680	0.92	79,292	486	0.82
Non-U.S.	43,726	584	1.79	34,606	482	1.86

Total interest-earning assets	822,184	10,142	1.65	767,201	9,240	1.61
Cash and due from banks	4,670			3,335
Other non-interest-earning assets [2]	118,363			110,326

Total Assets	$945,217			$880,862

Liabilities
Interest-bearing deposits	$39,259	$205	0.70%	$37,733	$223	0.79%
U.S.	32,476	179	0.74	31,118	206	0.89
Non-U.S.	6,783	26	0.51	6,615	17	0.34
Securities loaned and securities sold under agreements to repurchase, at fair value	175,246	703	0.54	156,661	497	0.42
U.S.	111,088	216	0.26	111,316	248	0.30
Non-U.S.	64,158	487	1.01	45,345	249	0.73
Financial instruments sold, but not yet purchased [1,2]	103,871	1,844	2.37	88,365	1,425	2.16
U.S.	54,214	739	1.82	44,525	642	1.93
Non-U.S.	49,657	1,105	2.98	43,840	783	2.39
Commercial paper	1,744	3	0.21	1,654	3	0.23
U.S.	443	1	0.25	357	—	0.05
Non-U.S.	1,301	2	0.20	1,297	3	0.28
Other borrowings [4,5]	75,123	398	0.71	51,192	338	0.88
U.S.	48,902	339	0.93	29,973	291	1.30
Non-U.S.	26,221	59	0.30	21,219	47	0.30
Long-term borrowings 5, [6]	186,428	2,471	1.77	192,177	2,356	1.64
U.S.	179,499	2,327	1.73	182,288	2,156	1.58
Non-U.S.	6,929	144	2.78	9,889	200	2.70
Other interest-bearing liabilities [7]	202,636	391	0.26	187,398	233	0.17
U.S.	148,683	(322)	(0.29)	142,161	(167)	(0.16)
Non-U.S.	53,953	713	1.77	45,237	400	1.18

Total interest-bearing liabilities	784,307	6,015	1.03	715,180	5,075	0.95
Non-interest-bearing deposits	146			188
Other non-interest-bearing liabilities [2]	87,331			91,937

Total liabilities	871,784			807,305
Shareholders’ equity
Preferred stock	4,257			6,957
Common stock	69,176			66,600

Total shareholders’ equity	73,433			73,557
Total liabilities, preferred stock and shareholders’ equity	$945,217			$880,862

Interest rate spread			0.62%			0.66%
Net interest income and net yield on interest-earning assets		$4,127	0.67		$4,165	0.73
U.S.		2,824	0.70		3,154	0.79
Non-U.S.		1,303	0.61		1,011	0.58
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]
Assets			34.51%			30.22%
Liabilities			26.65			24.25

STATISTICAL DISCLOSURES

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

5.	Interest rates include the effects of interest rate swaps accounted for as hedges.

6.	Consists of long-term secured financings and unsecured long-term borrowings.

7.	Primarily consists of certain payables to customers and counterparties.

8.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

Ratios
The table below presents selected financial ratios.

	Three Months		Nine Months
	Ended September		Ended September
	2011	2010	2011		2010

Annualized net earnings to average assets	N.M.	0.9%	0.5%		0.9%
Annualized return on average common shareholders’ equity [1]	N.M.	10.3	3.7	[4]	11.6
Annualized return on average total shareholders’ equity [2]	N.M.	10.2	6.2		11.3
Total average equity to average assets	7.4%	8.4	7.8		8.4
Dividend payout ratio [3]	N.M.	11.7	38.9		11.2

1.	Based on net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on net earnings divided by average monthly total shareholders’ equity.

3.	Dividends declared per common share as a percentage of diluted earnings per common share.

4.	The $1.64 billion Series G Preferred Stock dividend was not annualized in the calculation of annualized net earnings applicable to common shareholders since it has no impact on other quarters in the year.

STATISTICAL DISCLOSURES

Cross-border Outstandings

Cross-border outstandings are based on the Federal Financial Institutions Examination Council’s (FFIEC) regulatory guidelines for reporting cross-border information and represent the amounts that the firm may not be able to obtain from a foreign country due to country-specific events, including unfavorable economic and political conditions, economic and social instability, and changes in government policies.

Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or an issuer of securities or other instruments the firm holds and is measured based on the potential loss in an event of non-payment by a counterparty. Credit exposure is reduced through the effect of risk mitigants, such as netting agreements with counterparties that permit the firm to offset receivables and payables with such counterparties or obtaining collateral from counterparties. The tables below do not include the effect of such risk mitigants and does not represent the firm’s credit exposure.

Claims in the tables below include cash, receivables, securities purchased under agreements to resell, securities borrowed and cash financial instruments, but exclude derivative instruments and commitments. Securities purchased under agreements to resell and securities borrowed are presented gross, based on the domicile of the counterparty, without reduction for related securities collateral held.

The tables below present cross-border outstandings for each country in which cross-border outstandings exceed 0.75% of consolidated assets in accordance with the FFIEC guidelines.

	As of September 2011
in millions	Banks		Governments	Other		Total

Country
United Kingdom	$7,348		$7,083	$73,774	[1]	$88,205	[1,3]
Cayman Islands	1		88	31,696		31,785
Japan	22,630		79	5,863		28,572
Germany	8,708		12,411	3,258		24,377
France	15,117	[1]	4,489	4,195		23,801
China	7,878		67	2,971		10,916
Ireland	843		115	6,617	[2]	7,575

	As of December 2010
in millions	Banks		Governments	Other	Total

Country
France	$29,380	[1]	$7,369	$4,326	$41,075
United Kingdom	5,630		4,833	26,516	36,979	[3]
Cayman Islands	7		—	35,949	35,956
Japan	28,579		49	4,936	33,564
Germany	3,897		15,791	2,186	21,874
China	10,724		700	2,705	14,129
Switzerland	2,464		150	6,875	9,489

1.	Primarily comprised of secured lending transactions with a clearing house which are secured by collateral.

2.	Primarily comprised of interests in mutual funds domiciled in Ireland, but whose underlying investments are primarily located outside of Ireland.

3.	Includes claims of $74.62 billion and $26.84 billion as of September 2011 and December 2010, respectively, where the firm’s subsidiary and the counterparty are domiciled within the United Kingdom, but the claim is not denominated in British pounds.

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

References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011. All references to September 2011 and September 2010, unless specifically stated otherwise, refer to our periods ended, or the dates, as the context requires, September 30, 2011 and September 30, 2010, respectively. All references to June 2011 and December 2010, unless specifically stated otherwise, refer to dates June 30, 2011 and December 31, 2010, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended September 2011 versus September 2010.  Our diluted loss per common share was $0.84 for the third quarter of 2011 compared with diluted earnings per common share of $2.98 for the third quarter of 2010.

Book value per common share was $131.09 and tangible book value per common share 1 was $120.41 as of September 2011, both essentially unchanged compared with the end of the second quarter of 2011. During the quarter, the firm repurchased 18.1 million shares of its common stock for a total cost of $2.16 billion. Our Tier 1 capital ratio under Basel 1 2 was 13.8% and our Tier 1 common ratio under Basel 1 2 was 12.1% as of September 2011, compared with 14.7% and 12.9%, respectively, as of the end of the second quarter of 2011.

The firm generated net revenues of $3.59 billion and a net loss of $393 million for the third quarter of 2011. These results primarily reflected negative net revenues in Investing & Lending, as well as lower net revenues in Institutional Client Services and Investment Banking compared with the third quarter of 2010. Net revenues in Investment Management were slightly lower compared with the third quarter of 2010.

An overview of net revenues for each of our business segments are discussed below.

Investing & Lending
Results in Investing & Lending reflected a significant decline in global equity markets and unfavorable credit markets. Results for the third quarter of 2011 included a loss of $1.05 billion from our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), net losses of $1.00 billion from other investments in equities, primarily in public equities, as well as net losses of $907 million from debt securities and loans. These net losses were partially offset by other net revenues of $477 million, principally related to our consolidated entities held for investment purposes.

1. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Equity Capital — Other Capital Metrics” below for further information about our calculation of tangible book value per common share.
2. Tier 1 common ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Equity Capital — Consolidated Regulatory Capital Ratios” below for further information about our Tier 1 capital ratio and Tier 1 common ratio.

Institutional Client Services
The decrease in Institutional Client Services compared with the third quarter of 2010 reflected significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution, partially offset by higher net revenues in Equities. During the quarter, global economic uncertainty intensified, resulting in volatile markets and significantly wider credit spreads. Although these factors contributed to difficult market-making conditions, particularly in credit products, mortgages and currencies, activity levels for Fixed Income, Currency and Commodities Client Execution were generally consistent with the prior quarter. The decline in net revenues in Fixed Income, Currency and Commodities Client Execution compared with the third quarter of 2010 reflected significantly lower results in credit products, mortgages and, to a lesser extent, currencies. Net revenues in commodities and interest rate products were both higher compared with the third quarter of 2010.

The increase in Equities compared with the third quarter of 2010 was primarily due to significantly higher commissions and fees, reflecting higher transaction volumes. Securities services net revenues were higher compared with the third quarter of 2010, primarily reflecting the impact of higher average customer balances. In addition, net revenues in equities client execution were slightly higher compared with the third quarter of 2010. During the quarter, Equities operated in an environment characterized by a significant decline in global equity markets and a sharp increase in volatility levels.

Investment Banking
The decrease in Investment Banking reflected significantly lower net revenues in our Underwriting business. Net revenues in both equity underwriting and debt underwriting were significantly lower than the third quarter of 2010, reflecting a significant decline in industry-wide activity. Net revenues in Financial Advisory were up slightly from the third quarter of 2010.

Investment Management
The decrease in Investment Management was due to lower incentive fees, partially offset by higher management and other fees, primarily reflecting higher average assets under management. During the quarter, assets under management decreased $23 billion to $821 billion, reflecting net market depreciation of $29 billion, primarily in equity assets, partially offset by net inflows of $6 billion 1.

Nine Months Ended September 2011 versus September 2010.  Our diluted earnings per common share were $2.70 for the first nine months of 2011 compared with $9.39 2 for the first nine months of 2010. Annualized return on average common shareholders’ equity (ROE) 3 was 3.7% for the first nine months of 2011. Excluding the impact of the $1.64 billion preferred dividend related to the redemption of our 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock) in the first quarter of 2011, diluted earnings per common share were $5.60 4 and annualized ROE was 6.0% 4  for the first nine months of 2011.

The firm generated net revenues of $22.76 billion and net earnings of $3.43 billion for the first nine months of 2011. These results reflected significantly lower net revenues in Investing & Lending and Institutional Client Services, partially offset by higher net revenues in Investment Management and Investment Banking.

1. Includes $6 billion of asset inflows in connection with our acquisitions of Goldman Sachs & Partners Australia Group Holdings Pty Ltd (GS&PA) and Benchmark Asset Management Company Private Limited.
2. Excluding the impact of the $600 million related to the U.K. bank payroll tax and the $550 million related to the SEC settlement in the second quarter of 2010, diluted earnings per common share were $11.34 for the nine months ended September 2010. We believe that presenting our results excluding the impact of these items is meaningful because it increases the comparability of period-to-period results. Diluted earnings per common share excluding these items is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share excluding the impact of these items.
3. See “Results of Operations — Financial Overview” below for further information about our calculation of ROE.
4. We believe that presenting our results excluding the impact of the $1.64 billion preferred dividend related to the redemption of our Series G Preferred Stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) is meaningful because it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding the dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share and ROE excluding the impact of this dividend.

An overview of net revenues for each of our business segments are discussed below.

Investing & Lending
Net revenues in Investing & Lending for the first nine months of 2011 included a loss of $905 million from our investment in the ordinary shares of ICBC, net gains of $736 million from other investments in equities, primarily driven by gains from private equity positions, partially offset by losses from public equity positions, and net revenues of $317 million from debt securities and loans, driven by net interest income, partially offset by losses, reflecting the impact of significantly wider credit spreads during the first nine months of 2011. In addition, Investing & Lending net revenues for the first nine months of 2011 included other net revenues of $1.12 billion, principally related to our consolidated entities held for investment purposes.

Institutional Client Services
The decrease in Institutional Client Services compared with the first nine months of 2010 reflected significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution. Although results for Fixed Income, Currency and Commodities Client Execution were solid during the first quarter of 2011 and activity levels during the first nine months of 2011 were generally consistent with 2010 levels, broad market concerns and uncertainties intensified during the second and third quarters of 2011, resulting in volatile markets and significantly wider credit spreads, which contributed to difficult market-making conditions. As a result of these conditions, net revenues across the Fixed Income, Currency and Commodities Client Execution franchise were lower during the first nine months of 2011 compared with the first nine months of 2010.

The increase in Equities compared with the first nine months of 2010 was primarily due to higher commissions and fees, reflecting higher transaction volumes, particularly during the third quarter. Net revenues in securities services increased compared with the first nine months of 2010, reflecting the impact of higher average customer balances. Equities client execution net revenues were slightly higher compared with the first nine months of 2010. During the first nine months of 2011, Equities operated in an environment generally characterized by a significant decline in global equity markets, particularly during the third quarter, and low average volatility levels, despite a sharp increase in volatility levels during the third quarter.

Investment Management
The increase in Investment Management was primarily due to an increase in management and other fees, reflecting favorable changes in the mix of assets under management and higher average assets under management, compared with the first nine months of 2010. During the first nine months of 2011, assets under management decreased $19 billion to $821 billion, reflecting net market depreciation of $10 billion, and net outflows of $9 billion 1. Net market depreciation primarily reflected market depreciation in equity assets, partially offset by market appreciation in fixed income assets.

Investment Banking
The increase in Investment Banking primarily reflected higher net revenues in our Underwriting business. Net revenues in debt underwriting were higher than the first nine months of 2010, primarily reflecting an increase in leveraged finance activity. Net revenues in equity underwriting were essentially unchanged compared with the first nine months of 2010. Net revenues in Financial Advisory increased compared with the first nine months of 2010.

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

1. Includes $6 billion of asset inflows in connection with our acquisitions of Goldman Sachs & Partners Australia Group Holdings Pty Ltd (GS&PA) and Benchmark Asset Management Company Private Limited.

Business Environment

Global
Real gross domestic product (GDP) appears to have increased in most economies in the third quarter of 2011, although at a slightly slower pace than in the second quarter. However, concerns about European sovereign debt risk and its impact on the European banking system, as well as the risk of contagion from smaller countries to larger countries, increased during the third quarter of 2011. Uncertainty regarding a resolution on the U.S. federal debt ceiling also intensified before being resolved in early August. In addition, other broad market concerns that emerged during 2010 and the first half of 2011, such as political unrest in the Middle East and uncertainty over financial regulatory reform, continued during the quarter. These concerns and uncertainties resulted in significantly lower equity prices, volatile markets and significantly wider credit spreads during the third quarter. Measures of inflation in most major and emerging economies increased slightly during the quarter, although the price of crude oil decreased. The U.S. dollar appreciated against the Euro and the British pound, but depreciated against the Japanese yen. Investment banking activity declined during the third quarter, with significant declines in industry-wide equity and equity-related offerings, debt offerings, and announced and completed mergers and acquisitions.

United States
In the United States, real GDP growth increased during the third quarter, driven by increases in business investment and consumer spending. In addition, industrial production increased during the quarter, as output recovered from the supply-chain disruptions associated with Japan earlier in the year. However, surveys of consumer and business confidence deteriorated sharply during the quarter, primarily reflecting increased global economic concerns and uncertainties. Unemployment levels were essentially unchanged during the quarter, although the rate of unemployment remained elevated. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25%, and announced further easing by providing explicit guidance that the rate is anticipated to remain at this level until at least mid-2013 and by extending the duration of the U.S. Treasury debt it holds. The 10-year U.S. Treasury note yield ended the third quarter at 1.92%, 126 basis points lower than the end of the second quarter of 2011. In equity markets, the S&P 500 Index, the NASDAQ Composite Index, and the Dow Jones Industrial Average decreased by 14%, 13% and 12%, respectively, during the quarter.

Europe
In the Eurozone economies, real GDP growth appears to have remained slow during the third quarter. Concerns about fiscal challenges in several Eurozone economies further intensified during the quarter, weighing on economic growth in these economies and on risk appetite more broadly. Surveys of business confidence deteriorated further. The European Central Bank increased its main refinancing operations rate by 25 basis points to 1.50% during the quarter and expanded its measures to support liquidity in bank funding and sovereign bond markets. The Euro depreciated by 8% against the U.S. dollar. In the United Kingdom, real GDP growth increased during the third quarter. The Bank of England maintained its official bank rate at 0.50% and the British pound depreciated by 3% against the U.S. dollar. Long-term government bond yields in the U.K. and the Eurozone generally declined during the quarter, although spreads between German bond yields and those of certain Eurozone economies widened during the quarter. Equity markets in both continental Europe and the U.K. declined significantly during the quarter.

Asia
In Japan, real GDP appears to have increased in the third quarter as economic activity showed signs of recovery from the impact of the earthquake and tsunami in March. The Bank of Japan left its target overnight call rate unchanged at a range of zero to 0.10% and the yield on 10-year Japanese government bonds decreased during the quarter. The Japanese yen appreciated by 4% against the U.S. dollar and the Nikkei 225 Index ended the quarter 11% lower. In China, real GDP growth remained strong during the third quarter, although the pace of growth moderated compared with the second quarter of 2011. Measures of inflation remained elevated, although they decreased during the quarter. The People’s Bank of China left the reserve requirement ratio unchanged during the quarter. The Chinese yuan appreciated slightly against the U.S. dollar and the Shanghai Composite Index decreased by 15% during the quarter. Equity markets in Hong Kong and South Korea also significantly decreased during the quarter. In India, economic growth appears to have remained solid, although the pace of growth moderated compared with the second quarter of 2011. In addition, measures of inflation remained elevated. The Indian rupee depreciated against the U.S. dollar and equity markets in India significantly declined during the quarter.

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

The fair values for substantially all of our financial assets and financial liabilities, including derivatives, are based on observable prices and inputs and are classified in levels 1 and 2 of the hierarchy. Certain level 2 financial instruments may require appropriate discounts (i.e., valuation adjustments) for factors such as:

•	transfer restrictions;

•	the credit quality of a counterparty or the firm; and

•	other premiums and liquidity discounts that a market participant would require to arrive at fair value.

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

Total level 3 financial assets were $46.91 billion, $47.01 billion and $45.38 billion as of September 2011, June 2011 and December 2010, respectively.

See Notes 5 through 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about changes in level 3 financial assets and fair value measurements.

	As of September 2011			As of June 2011			As of December 2010
	Total at	Level 3		Total at	Level 3		Total at	Level 3
in millions	Fair Value	Total		Fair Value	Total		Fair Value	Total

Commercial paper, certificates of deposit, time deposits and other money market instruments	$9,267	$—		$7,186	$—		$11,262	$—
U.S. government and federal agency obligations	79,898	—		87,075	—		84,928	—
Non-U.S. government obligations	50,677	—		55,023	—		40,675	—
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,463	2,512		6,693	2,395		6,200	2,819
Loans and securities backed by residential real estate	7,958	1,613		7,716	2,735		9,404	2,373
Loan portfolios [1]	1,105	1,105		1,238	1,238		1,438	1,285
Bank loans and bridge loans	21,296	11,011	[2]	18,927	10,183	[2]	18,039	9,905	[2]
Corporate debt securities	24,604	2,580		25,582	2,747		24,719	2,737
State and municipal obligations	3,801	688		3,328	643		2,792	754
Other debt obligations	4,400	1,621		2,554	1,472		3,232	1,274
Equities and convertible debentures	61,427	13,573		71,626	13,452		67,833	11,060
Commodities	8,537	—		10,133	—		13,138	—

Total cash instruments	279,433	34,703		297,081	34,865		283,660	32,207
Derivatives	92,026	10,939		73,524	11,522		73,293	12,772

Financial instruments owned, at fair value	371,459	45,642		370,605	46,387		356,953	44,979
Securities segregated for regulatory and other purposes	56,820	—		42,343	—		36,182	—
Securities purchased under agreements to resell	185,854	485		162,285	299		188,355	100
Securities borrowed	48,609	—		61,865	—		48,822	—
Receivables from customers and counterparties	10,495	783		7,674	321		7,202	298

Total	$673,237	$46,910		$644,772	$47,007		$637,514	$45,377

1.	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate.

2.	Includes certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

Goodwill and Identifiable Intangible Assets

Goodwill.  Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is tested for impairment at least annually, by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value based on valuation techniques we believe market participants would use (i.e., observable price-to-earnings multiples and price-to-book multiples). We derive the net book value by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. Estimating the fair value of our reporting units requires management to make judgments. Critical inputs include (i) projected earnings, (ii) estimated long-term growth rates and (iii) cost of equity. Our last annual impairment test was performed during the fourth quarter of 2010 and no impairment was identified.

During the third quarter of 2011, the financial services industry and the securities markets generally were materially and adversely affected by a significant decline in global equity markets. Our stock price, consistent with stock prices in the broader financial services sector, declined significantly during this period. Throughout most of the third quarter of 2011, our market capitalization was below book value. With respect to testing our goodwill for impairment, we believe that it is appropriate to consider market capitalization, among other factors, as an indicator of fair value over a reasonable period of time. While a deterioration in macroeconomic conditions and a decrease in share price should be considered in determining whether a triggering event has occurred, we do not believe these factors were severe or prolonged enough to require us to perform an interim goodwill impairment test. If the current economic market conditions persist and if there is a prolonged period of weakness in the business environment and financial markets, our businesses may be adversely affected, which could result in an impairment of goodwill in the future.

See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information about amendments to the accounting guidance for goodwill impairment testing and Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for the carrying value of our goodwill.

Identifiable Intangible Assets.  We amortize our identifiable intangible assets over their estimated lives or, in the case of intangible assets associated with insurance contracts, in proportion to estimated gross profits or premium revenues. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable.

An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for the carrying value and estimated remaining lives of our identifiable intangible assets by major asset class and the carrying value of our identifiable intangible assets.

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

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements, the accounting for goodwill and identifiable intangible assets, and discretionary compensation accruals, the use of estimates and assumptions is also important in determining provisions for losses that may arise from litigation, regulatory proceedings and tax audits.

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

Financial Overview
The table below presents an overview of our financial results.

	Three Months		Nine Months
	Ended September		Ended September
$ in millions, except per share amounts	2011	2010	2011	2010

Net revenues	$3,587	$8,903	$22,762	$30,519
Pre-tax earnings/(loss)	(730)	2,811	4,922	9,418
Net earnings/(loss)	(393)	1,898	3,429	5,967
Net earnings/(loss) applicable to common shareholders	(428)	1,737	1,532	5,486
Diluted earnings/(loss) per common share	(0.84)	2.98	2.70	9.39
Annualized return on average common shareholders’ equity [1]	N.M.	10.3%	3.7%	11.6%
Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend [2]	N/A	N/A	$5.60	N/A
Annualized return on average common shareholders’ equity, excluding the impact of the Series G Preferred Stock dividend [2]	N/A	N/A	6.0%	N/A
Diluted earnings per common share, excluding the impact of U.K. bank payroll tax and SEC settlement [3]	N/A	N/A	N/A	$11.34
Annualized return on average common shareholders’ equity, excluding the impact of U.K. bank payroll tax and SEC settlement [3]	N/A	N/A	N/A	13.2%

1.	Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The impact of the $1.64 billion Series G Preferred Stock dividend in the first quarter of 2011 was not annualized in the calculation of annualized net earnings applicable to common shareholders for the nine months ended September 2011 as this amount has no impact on other quarters in the year. In addition, the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement in the second quarter of 2010 were not annualized in the calculation of annualized net earnings applicable to common shareholders for the nine months ended September 2010 as these were one-time events and therefore these amounts have no impact on other quarters in the year. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Total shareholders’ equity	$71,265	$74,623	$73,433	$73,557
Preferred stock	(3,100)	(6,957)	(4,257)	(6,957)

Common shareholders’ equity	$68,165	$67,666	$69,176	$66,600

2.	We believe that presenting our results excluding the impact of the $1.64 billion Series G Preferred Stock dividend in the first quarter of 2011 is meaningful because it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding this dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of this dividend.

Nine Months Ended
in millions, except per share amount	September 2011

Net earnings applicable to common shareholders	$1,532
Impact of the Series G Preferred Stock dividend	1,643

Net earnings applicable to common shareholders, excluding the impact of the Series G Preferred Stock dividend	3,175
Divided by: average diluted common shares outstanding	566.6

Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend	$5.60

Average for the
Nine Months Ended
in millions	September 2011

Total shareholders’ equity	$73,433
Preferred stock	(4,257)

Common shareholders’ equity	69,176
Impact of the Series G Preferred Stock dividend	1,150

Common shareholders’ equity, excluding the impact of the Series G Preferred Stock dividend	$70,326

3.	We believe that presenting our results excluding the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement in the second quarter of 2010 is meaningful as these were one-time events and excluding them increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding these items are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of these items.

Nine Months Ended
in millions, except per share amount	September 2010

Net earnings applicable to common shareholders	$5,486
Impact of U.K. bank payroll tax	600
Pre-tax impact of SEC settlement	550
Tax impact of SEC settlement	(6)

Net earnings applicable to common shareholders, excluding the impact of U.K. bank payroll tax and SEC settlement	6,630
Divided by: average diluted common shares outstanding	584.4

Diluted earnings per common share, excluding the impact of U.K. bank payroll tax and SEC settlement	$11.34

Average for the
Nine Months Ended
in millions	September 2010

Total shareholders’ equity	$73,557
Preferred stock	(6,957)

Common shareholders’ equity	66,600
Impact of U.K. bank payroll tax	300
Impact of SEC settlement	218

Common shareholders’ equity, excluding the impact of U.K. bank payroll tax and SEC settlement	$67,118

Net Revenues
Three Months Ended September 2011 versus September 2010.  Net revenues were $3.59 billion for the third quarter of 2011, 60% lower than the third quarter of 2010, primarily reflecting negative net revenues in Investing & Lending, as well as lower net revenues in Institutional Client Services and Investment Banking compared with the third quarter of 2010. Net revenues in Investment Management were slightly lower compared with the third quarter of 2010.

Nine Months Ended September 2011 versus September 2010.  Net revenues were $22.76 billion for the first nine months of 2011, 25% lower than the first nine months of 2010, reflecting significantly lower net revenues in Investing & Lending and Institutional Client Services, partially offset by higher net revenues in Investment Management and Investment Banking.

Net Interest Income
Three Months Ended September 2011 versus September 2010.  Net interest income for the third quarter of 2011 was $1.36 billion, 20% higher than the third quarter of 2010. The increase compared with the third quarter of 2010 was primarily due to higher average balances in financial instruments owned, at fair value.

Nine Months Ended September 2011 versus September 2010.  Net interest income for the first nine months of 2011 was $4.13 billion, essentially unchanged from the first nine months of 2010.

Non-interest Revenues
Investment banking
During the third quarter of 2011, investment banking revenues were negatively impacted by increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk. Although interest rates remained low, a significant widening in credit spreads, a sharp increase in volatility levels and a significant decline in global equity markets weighed on corporate activity. If these concerns continue, or if equity markets decline further, resulting in lower levels of client activity, revenues in investment banking would likely continue to be negatively impacted.

Three Months Ended September 2011 versus September 2010.  Investment banking revenues on the condensed consolidated statement of earnings were $781 million, 33% lower than the third quarter of 2010, reflecting significantly lower revenues in our underwriting business. Revenues in both equity underwriting and debt underwriting were significantly lower than the third quarter of 2010, reflecting a significant decline in industry-wide activity. Revenues in financial advisory were up slightly from the third quarter of 2010.

Nine Months Ended September 2011 versus September 2010.  Investment banking revenues on the condensed consolidated statement of earnings were $3.50 billion, 6% higher than the first nine months of 2010, primarily reflecting higher revenues in our underwriting business. Revenues in debt underwriting were higher than the first nine months of 2010, primarily reflecting an increase in leveraged finance activity. Revenues in equity underwriting were essentially unchanged compared with the first nine months of 2010. Revenues in financial advisory increased compared with the first nine months of 2010.

Investment management
During the third quarter of 2011, investment management revenues reflected an operating environment generally characterized by decreased asset prices and a shift in investor assets away from asset classes with potentially higher risk and returns to asset classes with lower risk and returns. These trends have resulted in depreciation in the value of client assets, as well as unfavorable changes in the mix of assets under management. If asset prices continue to decline or investors continue to favor lower risk asset classes or withdraw their assets, investment management revenues would likely continue to be negatively impacted. In addition, continued uncertainty regarding the global economic outlook could result in downward pressure on assets under management.

Three Months Ended September 2011 versus September 2010.  Investment management revenues on the condensed consolidated statement of earnings were $1.13 billion, 6% lower than the third quarter of 2010. The decrease in revenues compared with the third quarter of 2010 was due to lower incentive fees, partially offset by higher management and other fees, primarily reflecting higher average assets under management.

Nine Months Ended September 2011 versus September 2010.  Investment management revenues on the condensed consolidated statement of earnings were $3.50 billion, 7% higher than the first nine months of 2010. The increase in revenues compared with the first nine months of 2010 was primarily due to an increase in management and other fees, reflecting favorable changes in the mix of assets under management and higher average assets under management.

Commissions and fees
During the third quarter of 2011, commissions and fees reflected an operating environment generally characterized by a significant decline in global equity markets and a sharp increase in volatility levels due to increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk. The macro challenges in the third quarter resulted in volatile markets, which contributed to higher transaction volumes and fees. If these concerns continue, but were to result in lower levels of client activity, commissions and fees would likely be negatively impacted.

Three Months Ended September 2011 versus September 2010.  Commissions and fees on the condensed consolidated statement of earnings were $1.06 billion, 31% higher than the third quarter of 2010, reflecting higher transaction volumes.

Nine Months Ended September 2011 versus September 2010.  Commissions and fees on the condensed consolidated statement of earnings were $2.97 billion, 11% higher than the first nine months of 2010, reflecting higher transaction volumes, particularly in the third quarter.

Market making
During the third quarter of 2011, market-making revenues were negatively impacted by increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk and its impact on the European banking system, as well as the risk of contagion from smaller countries to larger countries. These conditions also impacted expectations for economic prospects in the U.S. and were reflected in equity and debt markets more broadly. In addition, other broad market concerns, such as uncertainty over financial regulatory reform, also continued to have a negative impact on market-making revenues during the third quarter of 2011. Although activity levels in market making were generally consistent with the prior quarter, the macro challenges in the third quarter resulted in volatile markets and significantly wider credit spreads, which contributed to difficult market-making conditions, particularly in credit products, mortgages and currencies. If these concerns continue, and market-making conditions remain challenging, market-making revenues would likely continue to be negatively impacted.

Three Months Ended September 2011 versus September 2010.  Market-making revenues on the condensed consolidated statement of earnings were $1.80 billion, 37% lower than the third quarter of 2010. During the quarter, global economic uncertainty intensified, resulting in volatile markets, significantly wider credit spreads and a significant decline in global equity markets. Although these factors contributed to difficult market-making conditions, particularly in credit products, mortgages and currencies, activity levels were generally consistent with the prior quarter. The decline in market-making revenues compared with the third quarter of 2010 reflected significantly lower results in credit products, mortgages and, to a lesser extent, currencies.

Nine Months Ended September 2011 versus September 2010.  Market-making revenues on the condensed consolidated statement of earnings were $8.00 billion, 34% lower than the first nine months of 2010. Although results were solid during the first quarter of 2011 and activity levels during the first nine months of 2011 were generally consistent with 2010 levels, broad market concerns and uncertainties intensified during the second and third quarters of 2011, resulting in volatile markets and significantly wider credit spreads, contributing to difficult market-making conditions. As a result of these conditions, market-making revenues were lower in most of our major market-making products during the first nine months of 2011 compared with the first nine months of 2010.

Other principal transactions
During the third quarter of 2011, other principal transactions results reflected an operating environment characterized by a significant decline in global equity markets and unfavorable credit markets that were negatively impacted by increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk. If equity markets decline further and credit spreads widen further, other principal transactions revenues would likely continue to be negatively impacted.

Three Months Ended September 2011 versus September 2010.  Other principal transactions revenues on the condensed consolidated statement of earnings were negative $2.54 billion for the third quarter of 2011. Results for the third quarter of 2011 included a loss from our investment in the ordinary shares of ICBC, net losses from other investments in equities, primarily in public equities, as well as net losses from debt securities and loans, primarily in mezzanine and senior corporate loans. These net losses were partially offset by revenues related to our consolidated entities held for investment purposes. In the third quarter of 2010, revenues in other principal transactions primarily included net gains from both private and public equity securities, including a gain from our investment in the ordinary shares of ICBC, net gains from debt securities and loans, and revenues related to our consolidated entities held for investment purposes.

Nine Months Ended September 2011 versus September 2010.  Other principal transactions revenues on the condensed consolidated statement of earnings were $675 million for the first nine months of 2011. Results for the first nine months of 2011 primarily included a loss from our investment in the ordinary shares of ICBC and net gains from other investments in equities, primarily driven by gains from private equity positions, partially offset by losses from public equity positions. In addition, revenues in other principal transactions included net losses from debt securities and loans, primarily reflecting the impact of significantly wider credit spreads during the first nine months of 2011, and revenues related to our consolidated entities held for investment purposes. During the first nine months of 2010, revenues in other principal transactions primarily included a gain from our investment in the ordinary shares of ICBC, net gains from other investments in equities, net gains from debt securities and loans and revenues related to our consolidated entities held for investment purposes.

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

During the third quarter, the United Kingdom enacted legislation that imposes an annual non-deductible tax (U.K. bank levy) on relevant liabilities, as defined in the legislation, for periods ending on or after January 1, 2011 for certain financial services activities of large banks, including their subsidiaries, that operate in the U.K. Our current estimate of the tax for 2011 is approximately $130 million, of which three-fourths, or approximately $100 million, was recognized in non-compensation expenses in the third quarter of 2011, with the remainder to be recognized in non-compensation expenses in the fourth quarter of 2011. The final amount may vary from this estimate because the tax will be based on the relevant liabilities as of December 31, 2011.

We are continuing to implement the expense reduction initiatives which began in the second quarter of 2011. In the context of more difficult economic and financial conditions, the firm launched an initiative to identify areas where we can operate more efficiently and reduce our operating expenses. We currently estimate approximately $1.4 billion in annual run rate compensation and non-compensation reductions. This initiative will be achieved through a combination of a reduction in total staff and planned expenditures, and we expect to complete it before year-end.

The table below presents our operating expenses and total staff.

	Three Months		Nine Months
	Ended September		Ended September
$ in millions	2011	2010	2011	2010

Compensation and benefits	$1,578	$3,828	$10,015	$13,123
U.K. bank payroll tax	—	—	—	600
Brokerage, clearing, exchange and distribution fees	668	519	1,903	1,703
Market development	140	129	502	355
Communications and technology	209	192	617	554
Depreciation and amortization	389	355	1,351	1,164
Occupancy	262	297	781	827
Professional fees	253	256	749	665
Other expenses [1]	818	516	1,922	2,110

Total non-compensation expenses	2,739	2,264	7,825	7,378
Total operating expenses	$4,317	$6,092	$17,840	$21,101

Total staff at period-end [2]	34,200	35,400
Total staff at period-end including consolidated entities held for investment purposes [3]	36,800	38,900

1.	Includes changes in reinsurance reserves of $197 million and $106 million for the three months ended September 2011 and 2010, respectively, and $402 million and $346 million for the nine months ended September 2011 and 2010, respectively.

2.	Includes employees, consultants and temporary staff.

3.	Compensation and benefits and non-compensation expenses related to consolidated entities held for investment purposes are included in their respective line items in the condensed consolidated statements of earnings. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

Three Months Ended September 2011 versus September 2010.  Operating expenses were $4.32 billion for the third quarter of 2011, 29% lower than the third quarter of 2010. The accrual for compensation and benefits expenses was $1.58 billion for the third quarter of 2011, a 59% decline compared with the third quarter of 2010. Total staff and total staff including consolidated entities held for investment purposes both decreased 4% during the third quarter of 2011.

Non-compensation expenses were $2.74 billion, 21% higher than the third quarter of 2010. The increase compared with the third quarter of 2010 primarily reflected higher brokerage, clearing, exchange and distribution fees, principally reflecting higher transaction volumes in Equities, and the impact of the U.K. bank levy of approximately $100 million (included in other expenses). The third quarter of 2011 included net provisions for litigation and regulatory proceedings of $59 million.

Nine Months Ended September 2011 versus September 2010.  Operating expenses were $17.84 billion for the first nine months of 2011, 15% lower than the first nine months of 2010. The accrual for compensation and benefits expenses was $10.02 billion for the first nine months of 2011, a 24% decline compared with the first nine months of 2010. The ratio of compensation and benefits to net revenues for the first nine months of 2011 was 44.0%, compared with 43.0% 1 (which excludes the impact of the U.K. bank payroll tax) for the first nine months of 2010. Operating expenses for the first nine months of 2010 included an estimate of $600 million related to the U.K. bank payroll tax. Total staff and total staff including consolidated entities held for investment purposes decreased 4% and 5%, respectively, during the first nine months of 2011.

Non-compensation expenses were $7.83 billion, 6% higher than the first nine months of 2010. The increase compared with the first nine months of 2010 primarily reflected increased levels of business activity, including higher brokerage, clearing, exchange and distribution fees, principally reflecting higher transaction volumes in Equities, higher market development expenses and increased operating expenses related to our consolidated entities held for investment purposes. The first nine months of 2011 included the impact of impairment charges of approximately $220 million related to assets classified as held for sale (primarily related to Litton Loan Servicing LP), net provisions for litigation and regulatory proceedings of $128 million and the U.K. bank levy of approximately $100 million. The first nine months of 2010 included the impact of net provisions for litigation and regulatory proceedings of $663 million (including $550 million related to the SEC settlement).

Provision for Taxes
The effective income tax rate for the first nine months of 2011 was 30.3%, down from 32.4% for the first half of 2011 and 35.2% for 2010. The decrease from 32.4% to 30.3% was primarily due to an increase in permanent benefits as a percentage of lower earnings and changes in the earnings mix. Excluding the impact of the $465 million U.K. bank payroll tax for the full year and the $550 million SEC settlement, substantially all of which was non-deductible, the effective income tax rate for 2010 was 32.7% 2. The decrease from 32.7% to 30.3% was primarily due to an increase in permanent benefits as a percentage of lower earnings and changes in the earnings mix.

In December 2010, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income were extended retroactively to January 1, 2010 through December 31, 2011. If these rules are not extended beyond December 31, 2011, the expiration may materially increase our effective income tax rate beginning in 2013.

1.	We believe that presenting our ratio of compensation and benefits to net revenues excluding the impact of the $600 million U.K. bank payroll tax is meaningful as this was a one-time event and excluding it increases the comparability of period-to-period results. The ratio of compensation and benefits to net revenues excluding the impact of this item is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. The table below presents the calculation of the ratio of compensation and benefits to net revenues including and excluding the impact of this item.

Nine Months Ended
$ in millions	September 2010

Compensation and benefits (which excludes the impact of the $600 million U.K. bank payroll tax)	$13,123
Ratio of compensation and benefits to net revenues	43.0%
Compensation and benefits, including the impact of the $600 million U.K. bank payroll tax	$13,723
Ratio of compensation and benefits to net revenues, including the impact of the $600 million U.K. bank payroll tax	45.0%

2.	We believe that presenting our effective income tax rate for 2010 excluding the impact of the U.K. bank payroll tax for the full year and the SEC settlement, substantially all of which was non-deductible, is meaningful as excluding these items increases the comparability of period-to-period results. The effective income tax rate excluding the impact of these items is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. The table below presents the calculation of the effective income tax rate excluding the impact of these amounts.

	Year Ended December 2010
	Pre-tax	Provision	Effective income
$ in millions	earnings	for taxes	tax rate

As reported	$12,892	$4,538	35.2%
Add back:
Impact of the U.K. bank payroll tax	465	—
Impact of the SEC settlement	550	6

As adjusted	$13,907	$4,544	32.7%

Segment Operating Results
The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

		Three Months		Nine Months
		Ended September		Ended September
in millions		2011	2010	2011	2010

Investment Banking	Net revenues	$781	$1,159	$3,498	$3,303
	Operating expenses	541	890	2,445	2,483

	Pre-tax earnings	$240	$269	$1,053	$820

Institutional Client Services	Net revenues	$4,062	$4,669	$14,224	$18,157
	Operating expenses	2,631	3,166	10,255	12,170

	Pre-tax earnings	$1,431	$1,503	$3,969	$5,987

Investing & Lending	Net revenues	$(2,479)	$1,797	$1,270	$5,553
	Operating expenses	86	951	1,864	2,793

	Pre-tax earnings/(loss)	$(2,565)	$846	$(594)	$2,760

Investment Management	Net revenues	$1,223	$1,278	$3,770	$3,506
	Operating expenses	989	1,038	3,112	2,941

	Pre-tax earnings	$234	$240	$658	$565

Total	Net revenues	$3,587	$8,903	$22,762	$30,519
	Operating expenses	4,317	6,092	17,840	21,101

	Pre-tax earnings/(loss)	$(730)	$2,811	$4,922	$9,418

Operating expenses in the table above include the following expenses that have not been allocated to our segments:

•	net provisions for a number of litigation and regulatory proceedings of $59 million and $27 million for the three months ended September 2011 and September 2010, respectively, and $128 million and $663 million for the nine months ended September 2011 and September 2010, respectively;

•	charitable contributions of $25 million for both the nine months ended September 2011 and September 2010; and

•	real estate-related exit costs of $11 million and $20 million for the three months ended September 2011 and September 2010, respectively, and $11 million and $26 million for the nine months ended September 2011 and September 2010, respectively.

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

The table below presents the operating results of our Investment Banking segment.

	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Financial Advisory	$523	$499	$1,517	$1,434
Equity underwriting	90	310	894	907
Debt underwriting	168	350	1,087	962

Total Underwriting	258	660	1,981	1,869

Total net revenues	781	1,159	3,498	3,303
Operating expenses	541	890	2,445	2,483

Pre-tax earnings	$240	$269	$1,053	$820

The table below presents our financial advisory and underwriting transaction volumes. 1

	Three Months		Nine Months
	Ended September		Ended September
in billions	2011	2010	2011	2010

Announced mergers and acquisitions	$145	$142	$513	$354
Completed mergers and acquisitions	142	101	483	296
Equity and equity-related offerings [2]	6	17	48	40
Debt offerings [3]	38	54	170	170

1.	Source: Thomson Reuters. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

2.	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

3.	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

Three Months Ended September 2011 versus September 2010.  Net revenues in Investment Banking were $781 million, 33% lower than the third quarter of 2010.

Net revenues in Financial Advisory were $523 million, up slightly from the third quarter of 2010. Net revenues in our Underwriting business were $258 million, 61% lower than the third quarter of 2010. Net revenues in both equity underwriting and debt underwriting were significantly lower than the third quarter of 2010, reflecting a significant decline in industry-wide activity.

During the third quarter of 2011, Investment Banking net revenues were negatively impacted by increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk. Although interest rates remained low, a significant widening in credit spreads, a sharp increase in volatility levels and a significant decline in global equity markets weighed on corporate activity. If these concerns continue, or if equity markets decline further, resulting in lower levels of client activity, net revenues in Investment Banking would likely continue to be negatively impacted.

Our investment banking transaction backlog was higher compared with the end of the second quarter of 2011. The increase compared with the end of the second quarter of 2011 was primarily due to an increase in potential equity underwriting transactions, primarily reflecting an increase in client mandates to underwrite initial public offerings. Estimated net revenues from potential debt underwriting transactions were up slightly compared with the end of the second quarter of 2011. These increases were partially offset by a slight decrease in estimated net revenues from potential advisory transactions.

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

Operating expenses were $541 million for the third quarter of 2011, 39% lower than the third quarter of 2010, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues. Pre-tax earnings were $240 million in the third quarter of 2011, 11% lower than the third quarter of 2010.

Nine Months Ended September 2011 versus September 2010.  Net revenues in Investment Banking were $3.50 billion, 6% higher than the first nine months of 2010.

Net revenues in Financial Advisory were $1.52 billion, 6% higher than the first nine months of 2010. Net revenues in our Underwriting business were $1.98 billion, 6% higher than the first nine months of 2010. Net revenues in debt underwriting were higher than the first nine months of 2010, primarily reflecting an increase in leveraged finance activity. Net revenues in equity underwriting were essentially unchanged compared with the first nine months of 2010.

During the first nine months of 2011, Investment Banking operated in an environment generally characterized by higher levels of industry-wide mergers and acquisitions activity as compared with 2010. Underwriting activity levels were higher during the first half of 2011, reflecting generally higher equity prices, continued low interest rates and increased refinancing activity. However, underwriting activity levels declined significantly during the third quarter of 2011 reflecting increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk, which contributed to a significant widening in credit spreads, a sharp increase in volatility levels and a significant decline in global equity markets. If these concerns continue, or if equity markets decline further, resulting in lower levels of client activity, net revenues in Investment Banking would likely continue to be negatively impacted.

Our investment banking transaction backlog increased compared with the end of 2010. The increase compared with the end of 2010 was due to an increase in potential equity underwriting transactions, primarily reflecting an increase in client mandates to underwrite initial public offerings, as well as increases in estimated net revenues from potential advisory transactions and potential debt underwriting transactions.

Operating expenses were $2.45 billion for the first nine months of 2011, essentially unchanged compared with the first nine months of 2010. Pre-tax earnings were $1.05 billion in the first nine months of 2011, 28% higher than the first nine months of 2010.

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months		Nine Months
	Ended		Ended
	September		September
in millions	2011	2010	2011	2010

Fixed Income, Currency and Commodities Client Execution	$1,731	$2,687	$7,655	$12,071
Equities client execution	903	860	2,505	2,459
Commissions and fees	1,019	779	2,851	2,563
Securities services	409	343	1,213	1,064

Total Equities	2,331	1,982	6,569	6,086

Total net revenues	4,062	4,669	14,224	18,157
Operating expenses	2,631	3,166	10,255	12,170

Pre-tax earnings	$1,431	$1,503	$3,969	$5,987

Three Months Ended September 2011 versus September 2010.  Net revenues in Institutional Client Services were $4.06 billion, 13% lower than the third quarter of 2010.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $1.73 billion, 36% lower than the third quarter of 2010. During the quarter, global economic uncertainty intensified, resulting in volatile markets and significantly wider credit spreads. Although these factors contributed to difficult market-making conditions, particularly in credit products, mortgages and currencies, activity levels were generally consistent with the prior quarter. The decline in net revenues compared with the third quarter of 2010 reflected significantly lower results in credit products, mortgages and, to a lesser extent, currencies. Net revenues in commodities and interest rate products were both higher compared with the third quarter of 2010.

Net revenues in Equities were $2.33 billion, 18% higher than the third quarter of 2010. This increase was primarily due to significantly higher commissions and fees, reflecting higher transaction volumes. Securities services net revenues were higher compared with the third quarter of 2010, primarily reflecting the impact of higher average customer balances. In addition, net revenues in equities client execution were slightly higher compared with the third quarter of 2010. During the quarter, Equities operated in an environment characterized by a significant decline in global equity markets and a sharp increase in volatility levels.

Institutional Client Services operated in an environment generally characterized by increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk and its impact on the European banking system, as well as the risk of contagion from smaller countries to larger countries. These conditions also impacted expectations for economic prospects in the U.S. and were reflected in equity and debt markets more broadly. These concerns, as well as other broad market concerns, such as uncertainty over financial regulatory reform, continued to have a negative impact on our net revenues during the third quarter of 2011. Although activity levels in Fixed Income, Currency and Commodities Client Execution were generally consistent with the prior quarter, the macro challenges in the third quarter resulted in volatile markets and significantly wider credit spreads, which contributed to difficult market-making conditions, particularly in credit products, mortgages and currencies. If these concerns continue, and market-making conditions remain challenging, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $2.63 billion for the third quarter of 2011, 17% lower than the third quarter of 2010, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues, partially offset by higher brokerage, clearing, exchange and distribution fees, principally reflecting higher transaction volumes in Equities. Pre-tax earnings were $1.43 billion in the third quarter of 2011, 5% lower than the third quarter of 2010.

Nine Months Ended September 2011 versus September 2010.  Net revenues in Institutional Client Services were $14.22 billion, 22% lower than the first nine months of 2010.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $7.66 billion, 37% lower than the first nine months of 2010. Although results were solid during the first quarter of 2011 and activity levels during the first nine months of 2011 were generally consistent with 2010 levels, broad market concerns and uncertainties intensified during the second and third quarters of 2011, resulting in volatile markets and significantly wider credit spreads, which contributed to difficult market-making conditions. As a result of these conditions, net revenues across the franchise were lower during the first nine months of 2011 compared with the first nine months of 2010.

Net revenues in Equities were $6.57 billion, 8% higher compared with the first nine months of 2010, primarily due to higher commissions and fees, reflecting higher transaction volumes, particularly during the third quarter of 2011. Net revenues in securities services increased compared with the first nine months of 2010, reflecting the impact of higher average customer balances. Equities client execution net revenues were slightly higher compared with the first nine months of 2010. During the first nine months of 2011, Equities operated in an environment generally characterized by a significant decline in global equity markets, particularly during the third quarter, and low average volatility levels, despite a sharp increase in volatility levels during the third quarter.

Institutional Client Services operated in an environment generally characterized by increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk, and its impact on the European banking system and global financial institutions with credit exposures to these sovereigns, as well as the risk of contagion from smaller countries to larger countries. These conditions also impacted expectations for economic prospects in the U.S. and were reflected in equity and debt markets more broadly. These concerns, as well as other broad market concerns, such as uncertainty over financial regulatory reform, continued to have a negative impact on our net revenues during the first nine months of 2011. If these concerns continue, and market-making conditions remain challenging, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $10.26 billion for the first nine months of 2011, 16% lower than the first nine months of 2010, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues, and the impact of the U.K. bank payroll tax during the first nine months of 2010. These decreases were partially offset by higher brokerage, clearing, exchange and distribution fees, principally reflecting higher transaction volumes in Equities. Pre-tax earnings were $3.97 billion in the first nine months of 2011, 34% lower than the first nine months of 2010.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months		Nine Months
	Ended		Ended
	September		September
in millions	2011	2010	2011	2010

ICBC	$(1,045)	$9	$(905)	$692
Equity securities (excluding ICBC)	(1,004)	823	736	1,626
Debt securities and loans	(907)	508	317	2,060
Other [1]	477	457	1,122	1,175

Total net revenues	(2,479)	1,797	1,270	5,553
Operating expenses	86	951	1,864	2,793

Pre-tax earnings/(loss)	$(2,565)	$846	$(594)	$2,760

1.	Primarily includes net revenues related to our consolidated entities held for investment purposes.

Three Months Ended September 2011 versus September 2010.  Investing & Lending recorded negative net revenues of $2.48 billion for the third quarter of 2011. These results reflected a significant decline in global equity markets and unfavorable credit markets. Results for the third quarter of 2011 included a loss of $1.05 billion from our investment in the ordinary shares of ICBC, net losses of $1.00 billion from other investments in equities, primarily in public equities, as well as net losses of $907 million from debt securities and loans, primarily in mezzanine and senior corporate loans. These net losses were partially offset by other net revenues of $477 million, principally related to our consolidated entities held for investment purposes. In the third quarter of 2010, net revenues in Investing & Lending primarily reflected a gain of $9 million from our investment in the ordinary shares of ICBC, net gains of $823 million from other investments in equities, net gains and net interest of $508 million from debt securities and loans and other net revenues of $457 million, principally related to our consolidated entities held for investment purposes. If equity markets decline further and credit spreads widen further, net revenues in Investing & Lending would likely continue to be negatively impacted.

Operating expenses were $86 million for the third quarter of 2011, compared with $951 million for the third quarter of 2010. This decrease was due to decreased compensation and benefits expenses, primarily resulting from lower net revenues in the third quarter of 2011. Pre-tax loss was $2.57 billion in the third quarter of 2011, compared with pre-tax earnings of $846 million in the third quarter of 2010.

Nine Months Ended September 2011 versus September 2010.  Net revenues in Investing & Lending were $1.27 billion for the first nine months of 2011. Net revenues in Investing & Lending included a loss of $905 million from our investment in the ordinary shares of ICBC, net gains of $736 million from other investments in equities, primarily driven by gains from private equity positions, partially offset by losses from public equity positions, and net revenues of $317 million from debt securities and loans, driven by net interest income, partially offset by losses, reflecting the impact of significantly wider credit spreads during the first nine months of 2011. In addition, Investing & Lending net revenues for the first nine months of 2011 included other net revenues of $1.12 billion, principally related to our consolidated entities held for investment purposes. During the first nine months of 2010, net revenues in Investing & Lending included a gain of $692 million from our investment in the ordinary shares of ICBC, net gains of $1.63 billion from other investments in equities, net gains and net interest of $2.06 billion from debt securities and loans and other net revenues of $1.18 billion, principally related to our consolidated entities held for investment purposes. If equity markets decline further and credit spreads widen further, net revenues in Investing & Lending would likely continue to be negatively impacted.

Operating expenses were $1.86 billion for the first nine months of 2011, 33% lower than the first nine months of 2010, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues. Pre-tax loss was $594 million in the first nine months of 2011, compared with pre-tax earnings of $2.76 billion in the first nine months of 2010.

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

The table below presents the operating results of our Investment Management segment.

	Three Months		Nine Months
	Ended September		Ended September
in millions	2011	2010	2011	2010

Management and other fees	$1,044	$1,001	$3,172	$2,899
Incentive fees	45	158	182	217
Transaction revenues	134	119	416	390

Total net revenues	1,223	1,278	3,770	3,506
Operating expenses	989	1,038	3,112	2,941

Pre-tax earnings	$234	$240	$658	$565

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

The tables below present our assets under management by asset class and a summary of the changes in our assets under management.

	As of
	September 30,		December 31,
in billions	2011	2010	2010	2009

Alternative investments [1]	$144	$148	$148	$146
Equity	123	133	144	146
Fixed income	347	343	340	315

Total non-money market assets	614	624	632	607
Money markets	207	199	208	264

Total assets under management	$821	$823	$840	$871

1.	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
in billions	2011	2010	2011		2010

Balance, beginning of period	$844	$802	$840		$871
Net inflows/(outflows)
Alternative investments	—	(1)	(3)		1
Equity	—	(8)	(2)		(19)
Fixed income	(5)	2	(3)		7

Total non-money market net inflows/(outflows)	(5)	(7)	(8)		(11)
Money markets	11	(6)	(1)		(65)

Total net inflows/(outflows)	6 [1]	(13)	(9	) [1]	(76)
Net market appreciation/ (depreciation)	(29)	34	(10)		28

Balance, end of period	$821	$823	$821		$823

1.	Includes $6 billion of asset inflows in connection with our acquisitions of GS&PA and Benchmark Asset Management Company Private Limited.

Three Months Ended September 2011 versus September 2010.  Net revenues in Investment Management were $1.22 billion, 4% lower than the third quarter of 2010. The decrease in net revenues compared with the third quarter of 2010 was due to lower incentive fees, partially offset by higher management and other fees, primarily reflecting higher average assets under management. During the quarter, assets under management decreased $23 billion to $821 billion, reflecting net market depreciation of $29 billion, primarily in equity assets, partially offset by net inflows of $6 billion 1.

1. Includes $6 billion of asset inflows in connection with our acquisitions of GS&PA and Benchmark Asset Management Company Private Limited.

During the third quarter of 2011, Investment Management operated in an environment generally characterized by decreased asset prices and a shift in investor assets away from asset classes with potentially higher risk and returns to asset classes with lower risk and returns. These trends have resulted in depreciation in the value of client assets, as well as unfavorable changes in the mix of assets under management. If asset prices continue to decline or investors continue to favor lower risk asset classes or withdraw their assets, net revenues in Investment Management would likely continue to be negatively impacted. In addition, continued uncertainty regarding the global economic outlook could result in downward pressure on assets under management.

Operating expenses were $989 million for the third quarter of 2011, 5% lower than the third quarter of 2010, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues. Pre-tax earnings were $234 million in the third quarter of 2011, 3% lower than the third quarter of 2010.

Nine Months Ended September 2011 versus September 2010.  Net revenues in Investment Management were $3.77 billion, 8% higher than the first nine months of 2010. The increase in net revenues compared with the first nine months of 2010 was primarily due to an increase in management and other fees, reflecting favorable changes in the mix of assets under management and higher average assets under management. During the first nine months of 2011, assets under management decreased $19 billion to $821 billion, reflecting net market depreciation of $10 billion, and net outflows of $9 billion 1. Net market depreciation primarily reflected market depreciation in equity assets, partially offset by market appreciation in fixed income assets.

The trends during the first half of 2011 were generally characterized by improved asset prices and a shift in investor assets away from money markets in favor of asset classes with potentially higher risk and returns. However, during the third quarter of 2011, increased uncertainty regarding the global economic outlook resulted in a sharp decline in asset prices, particularly in equities. These concerns contributed to investors shifting assets away from asset classes with potentially higher risk and returns to asset classes with lower risk and returns. If asset prices continue to decline or investors continue to favor lower risk asset classes or withdraw their assets, net revenues in Investment Management would likely continue to be negatively impacted. In addition, continued uncertainty regarding the global economic outlook could result in downward pressure on assets under management.

Operating expenses were $3.11 billion for the first nine months of 2011, 6% higher than the first nine months of 2010, due to increased compensation and benefits expenses. Pre-tax earnings were $658 million in the first nine months of 2011, 16% higher than the first nine months of 2010.

Geographic Data
See Note 25 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of our total net revenues and pre-tax earnings by geographic region.

1. Includes $6 billion of asset inflows in connection with our acquisitions of GS&PA and Benchmark Asset Management Company Private Limited.

Regulatory Developments

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

In addition, the legislation creates a new systemic risk oversight body to oversee and coordinate the efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns, including more stringent supervisory requirements and prudential standards applicable to systemically important financial institutions. Other legal and regulatory changes under consideration in other jurisdictions could also have an impact on our activities. See “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for more information.

In October 2011, the proposed rules to implement the Volcker Rule were issued and included an extensive request for comments on the proposal. The proposed rules are highly complex and many aspects of the Volcker Rule remain unclear. We are analyzing how the proposed rules could affect the firm and expect that as proposed they would entail significant compliance efforts. However, the full impact of the Dodd-Frank prohibition on proprietary trading and limitation related to investment funds will depend upon the detailed scope of the prohibitions, permitted activities, exceptions and exclusions, and the full impact on the firm will not be known with certainty until the rules are finalized.

The firm earns management fees and incentive fees for investment management services from private equity and hedge funds, which are included in our Investment Management segment. The firm also makes investments in funds and the gains and losses from such investments are included in our Investing & Lending segment; these gains and losses will be impacted by the Dodd-Frank Act. The Dodd-Frank limitation on investments in hedge funds and private equity funds requires the firm to reduce its investment in each private equity and hedge fund to 3% or less of net asset value, and to reduce the firm’s aggregate investment in all such funds to 3% or less of the firm’s Tier 1 capital. Over the period from 1999 through 2010, the firm’s aggregate net revenues from its investments in hedge funds and private equity funds were not material to the firm’s aggregate total net revenues over the same period. We continue to manage our existing private equity funds taking into account the transition periods under the Volcker Rule. With respect to our hedge funds, we currently plan to comply with the Volcker Rule by redeeming certain of our interests in the funds. We currently expect to redeem up to approximately 10% of certain hedge funds’ total redeemable units per quarter over ten consecutive quarters, beginning March 2012 and ending June 2014. In addition, we have limited the firm’s initial investment to 3% for certain new funds.

We evaluated the prohibition on “proprietary trading” and determined that businesses that engage in “bright line” proprietary trading are most likely to be prohibited under the legislation. As such, in 2010, we liquidated substantially all of the positions that had been held within Principal Strategies in our former Equities operating segment. In addition, during the first quarter of 2011, we commenced the liquidation of the positions that had been held by the global macro proprietary trading business in our former Fixed Income, Currency and Commodities operating segment. We believed the activities of these businesses were likely to be considered “bright line” proprietary trading and therefore not permissible under the Dodd-Frank Act.

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

As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a rule requiring each bank holding company with over $50 billion in assets and each designated systemically important financial institution to produce an annual plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). The rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy, and analyses of the company’s material entities, interconnections and interdependencies, and management information systems among other elements. We have commenced work on our first resolution plan, which we must submit to the regulators by July 1, 2012. Goldman Sachs Bank USA (GS Bank USA) is also required by the FDIC to submit a plan for its rapid and orderly resolution in the event of material financial distress or failure by July 1, 2012.

The Federal Reserve Board recently proposed that top-tier U.S. bank holding companies with total consolidated assets of $50 billion or greater complete annual capital plans for Federal Reserve Board review. The purpose of the capital plan review is to ensure that these institutions have robust, forward-looking capital planning processes that account for their unique risks and that permit continued operations during times of economic and financial stress. As part of the capital plan review, the Federal Reserve Board will evaluate an institution’s plan to make capital distributions, such as increasing dividend payments or repurchasing or redeeming stock. The Federal Reserve Board plans to finalize the proposal later this year and to begin the annual capital plan reviews in early 2012.

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

	As of
	September	December
in millions	2011	2010

Excess liquidity (Global Core Excess)	$163,961	$174,776
Other cash	7,139	7,565

Excess liquidity and cash	171,100	182,341
Secured client financing	294,801	279,291
Inventory	280,924	260,406
Secured financing agreements	73,793	70,921
Receivables	50,083	32,396

Institutional Client Services	404,800	363,723
ICBC	4,997	7,589
Equity (excluding ICBC)	21,959	22,972
Debt	21,668	24,066
Receivables and other	4,894	3,291

Investing & Lending	53,518	57,918

Total inventory and related assets	458,318	421,641
Other assets	24,690	28,059

Total assets	$948,909	$911,332

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

	As of September 2011
	Excess	Secured	Institutional
	Liquidity	Client	Client	Investing &	Other	Total
in millions	and Cash [1]	Financing	Services	Lending	Assets	Assets

Cash and cash equivalents	$44,203	$—	$—	$—	$—	$44,203
Cash and securities segregated for regulatory and other purposes	—	77,423	—	—	—	77,423
Securities purchased under agreements to resell and federal funds sold	86,033	72,476	26,860	485	—	185,854
Securities borrowed	—	109,996	46,933	—	—	156,929
Receivables from brokers, dealers and clearing organizations	—	1,915	20,155	—	—	22,070
Receivables from customers and counterparties	—	32,991	29,928	3,362	—	66,281
Financial instruments owned, at fair value	40,864	—	280,924	49,671	—	371,459
Other assets	—	—	—	—	24,690	24,690

Total assets	$171,100	$294,801	$404,800	$53,518	$24,690	$948,909

	As of December 2010
	Excess	Secured	Institutional
	Liquidity	Client	Client	Investing &	Other	Total
in millions	and Cash [1]	Financing	Services	Lending	Assets	Assets

Cash and cash equivalents	$39,788	$—	$—	$—	$—	$39,788
Cash and securities segregated for regulatory and other purposes	—	53,731	—	—	—	53,731
Securities purchased under agreements to resell and federal funds sold	62,854	102,537	22,866	98	—	188,355
Securities borrowed	37,938	80,313	48,055	—	—	166,306
Receivables from brokers, dealers and clearing organizations	—	3,702	6,698	37	—	10,437
Receivables from customers and counterparties	—	39,008	25,698	2,997	—	67,703
Financial instruments owned, at fair value	41,761	—	260,406	54,786	—	356,953
Other assets	—	—	—	—	28,059	28,059

Total assets	$182,341	$279,291	$363,723	$57,918	$28,059	$911,332

1.	Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and French, German, United Kingdom and Japanese government obligations.

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

	As of
	September	December
in millions	2011	2010

Mortgage and other asset-backed loans and securities	$15,526	$17,042
Bank loans and bridge loans [1]	21,296	18,039
Emerging market debt securities	4,297	3,931
High-yield and other debt obligations	11,747	11,553
Private equity investments and real estate fund investments [2]	14,812	14,807
Emerging market equity securities	4,238	5,784
ICBC ordinary shares [3]	4,997	7,589
Other restricted public equity securities	53	116
Other investments in funds [4]	3,375	3,212

1.	Includes funded commitments and inventory held in connection with our origination, investing and market-making activities.

2.	Includes interests in funds that we manage. Such amounts exclude assets for which the firm does not bear economic exposure of $2.38 billion and $1.68 billion as of September 2011 and December 2010, respectively, including assets related to consolidated investment funds and consolidated VIEs.

3.	Includes interests of $3.11 billion and $4.73 billion as of September 2011 and December 2010, respectively, held by investment funds managed by Goldman Sachs.

4.	Includes interests in other investment funds that we manage.

See Notes 4 through 6 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about the financial instruments we hold.

Balance Sheet Analysis and Metrics
As of September 2011, total assets on our condensed consolidated statement of financial condition were $948.91 billion, an increase of $37.58 billion from December 2010. This increase is primarily due to (i) an increase in cash and securities segregated for regulatory and other purposes of $23.69 billion, primarily due to increases in client activity, (ii) an increase in financial instruments owned, at fair value of $14.51 billion, primarily due to increases in derivative contracts and non-U.S. government obligations, partially offset by decreases in equities and convertible debentures, U.S. government and federal agency obligations, and commodities and (iii) an increase in receivables from brokers, dealers and clearing organizations of $11.63 billion, primarily due to increases in client activity. These increases were partially offset by a decrease in collateralized agreements of $11.88 billion, primarily due to decreases in client activity.

As of September 2011, total liabilities on our condensed consolidated statement of financial condition were $878.82 billion, an increase of $44.85 billion from December 2010. This increase is primarily due to (i) an increase in payables to customers and counterparties of $26.58 billion primarily due to increases in client activity and (ii) an increase in financial instruments sold, but not yet purchased, at fair value of $21.41 billion, primarily due to increases in derivative contracts, non-U.S. government obligations and equities and convertible debentures. These increases were partially offset by a decrease in collateralized financings of $17.73 billion, primarily due to decreases in client activity.

As of September 2011 and December 2010, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $143.50 billion and $162.35 billion, respectively, which were 14% lower and 2% higher, respectively, than the daily average amount of repurchase agreements over the respective quarters. As of September 2011, the decrease in our repurchase agreements relative to the daily average during the quarter was due to changes in firm financing activities and our overall risk tolerance at the end of the quarter. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government, federal agency and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information on our assets, shareholders’ equity and leverage ratios.

	As of
	September	December
$ in millions	2011	2010

Total assets	$948,909	$911,332
Adjusted assets	624,826	588,927
Total shareholders’ equity	70,088	77,356
Leverage ratio	13.5x	11.8x
Adjusted leverage ratio	8.9x	7.6x
Debt to equity ratio	2.5x	2.3x

Adjusted assets.  Adjusted assets equals total assets less (i) low-risk collateralized assets generally associated with our secured client financing transactions, federal funds sold and excess liquidity (which includes financial instruments sold, but not yet purchased, at fair value, less derivative liabilities) and (ii) cash and securities we segregate for regulatory and other purposes. Adjusted assets is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

The table below presents the reconciliation of total assets to adjusted assets.

		As of
		September	December
in millions		2011	2010

Total assets		$948,909	$911,332
Deduct:	Securities borrowed	(156,929)	(166,306)
	Securities purchased under agreements to resell and federal funds sold	(185,854)	(188,355)
Add:	Financial instruments sold, but not yet purchased, at fair value	162,127	140,717
	Less derivative liabilities	(66,004)	(54,730)

	Subtotal	(246,660)	(268,674)
Deduct:	Cash and securities segregated for regulatory and other purposes	(77,423)	(53,731)

Adjusted assets		$624,826	$588,927

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

Our adjusted leverage ratio increased to 8.9x as of September 2011 from 7.6x as of December 2010 as our adjusted assets increased and our total shareholders’ equity decreased, primarily reflecting the redemption of the firm’s Series G Preferred Stock and the repurchase of 37.8 million shares of our common stock.

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

We generally distribute our funding products through our own sales force to a large, diverse creditor base in a variety of markets in the Americas, Europe and Asia. We believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, pension funds, insurance companies, mutual funds and individuals. We have imposed various internal guidelines to monitor creditor concentration across our funding programs.

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

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of September 2011.

A majority of our secured funding for securities not eligible for inclusion in the GCE is executed through term repurchase agreements and securities lending contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes.

Unsecured Long-Term Borrowings.  We issue unsecured long-term borrowings as a source of funding to meet our long-term financing requirements and to finance a portion of our GCE. We issue in different tenors, currencies, and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through the third quarter of 2017 as of September 2011.

The weighted average maturity of our unsecured long-term borrowings as of September 2011 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to minimize our exposure to interest rates. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

Temporary Liquidity Guarantee Program (TLGP).  As of September 2011, we had $13.46 billion of senior unsecured short-term debt outstanding guaranteed by the FDIC under the TLGP, all of which will mature on or prior to June 15, 2012. We have not issued long-term debt under the TLGP since March 2009 and the program has expired for new issuances.

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

As of September 2011, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $54.63 billion. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured short-term borrowings.

Deposits.  As of September 2011, our bank depository institution subsidiaries had $41.80 billion in customer deposits, including $10.82 billion of certificates of deposit and other time deposits with a weighted average maturity of two years, and $30.98 billion of other deposits, substantially all of which were from cash sweep programs. We utilize deposits to finance lending activities in our bank subsidiaries and to support potential outflows, such as lending commitments.

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

As of September 2011, our total shareholders’ equity was $70.09 billion (consisting of common shareholders’ equity of $66.99 billion and preferred stock of $3.10 billion). As of December 2010, our total shareholders’ equity was $77.36 billion (consisting of common shareholders’ equity of $70.40 billion and preferred stock of $6.96 billion). In addition, our $5.00 billion of junior subordinated debt issued to trusts qualifies as equity capital for regulatory and certain rating agency purposes. See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

Consolidated Regulatory Capital
The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company and a financial holding company under the U.S. Bank Holding Company Act of 1956. As a bank holding company, we are subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s capital adequacy regulations currently applicable to bank holding companies (which are based on the ‘Basel 1’ Capital Accord of the Basel Committee on Banking Supervision (Basel Committee)). These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the firm’s RWAs. The firm’s capital levels are also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

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

Consolidated Regulatory Capital Ratios
The table below presents information about our regulatory capital ratios.

	As of
	September	December
$ in millions	2011	2010

Common shareholders’ equity	$66,988	$70,399
Less: Goodwill	(3,643)	(3,495)
Less: Disallowable intangible assets	(1,816)	(2,027)
Less: Other deductions [1]	(6,496)	(5,601)

Tier 1 Common Capital	55,033	59,276
Preferred stock	3,100	6,957
Junior subordinated debt issued to trusts	5,000	5,000

Tier 1 Capital	63,133	71,233
Qualifying subordinated debt [2]	13,864	13,880
Less: Other deductions [1]	(74)	(220)

Tier 2 Capital	13,790	13,660
Total Capital	$76,923	$84,893
Risk-Weighted Assets [3]	$456,204	$444,290
Tier 1 Capital Ratio	13.8%	16.0%
Total Capital Ratio	16.9%	19.1%
Tier 1 Leverage Ratio [3]	6.7%	8.0%
Tier 1 Common Ratio [4]	12.1%	13.3%

1.	Principally includes equity investments in non-financial companies and the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidated entities.

2.	Substantially all of our subordinated debt qualifies as Tier 2 capital for Basel 1 purposes.

3.	See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the firm’s RWAs and Tier 1 leverage ratio.

4.	The Tier 1 common ratio equals Tier 1 common capital divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we and investors use to assess capital adequacy and, while not currently a formal regulatory capital ratio, this measure is of increasing importance to regulators. The Tier 1 common ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Our Tier 1 capital ratio decreased to 13.8% as of September 2011 from 16.0% as of December 2010. Our Tier 1 leverage ratio decreased to 6.7% as of September 2011 from 8.0% as of December 2010. These decreases reflected a decrease in our Tier 1 capital primarily due to the impact of the redemption of the firm’s Series G Preferred Stock and the repurchase of 37.8 million shares of our common stock.

We are currently working to implement the requirements set out in the Federal Reserve Board’s Risk-Based Capital Standards: Advanced Capital Adequacy Framework — Basel 2, as applicable to us as a bank holding company, which are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee (Basel 2). U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as us, adopt Basel 2 following the successful completion of a parallel run. As required by the Dodd-Frank Act, U.S. banking regulators have adopted a rule which requires large banking organizations, upon adoption of Basel 2, to continue to calculate risk-based capital ratios under both Basel 1 and Basel 2. For each of the Tier 1 and Total capital ratios, the lower of the ratios calculated will be used to determine whether the bank meets its minimum risk-based capital requirements.

In addition, the Basel Committee has undertaken a program of substantial revisions to its capital guidelines. In particular, the changes in the “Basel 2.5” guidelines will, once adopted by the Federal Reserve Board as an amendment to their existing rules for the calculation of market risk regulatory capital requirements, result in increased capital requirements for market risk; additionally, the Basel 3 guidelines issued by the Basel Committee in December 2010 revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, set new minimum capital ratios (including a new “capital conservation buffer,” which must be composed exclusively of Tier 1 common equity and will be in addition to the other capital ratios), introduce a Tier 1 leverage ratio within international guidelines for the first time, and make substantial revisions to the computation of RWAs for credit exposures. Implementation of the new requirements is expected to take place over the next several years. Although the U.S. federal banking agencies have now issued proposed rules that are intended to implement certain aspects of the Basel 2.5 guidelines, they have not yet addressed all aspects of those guidelines or the Basel 3 changes. In addition, both the Basel Committee and U.S. banking regulators implementing the Dodd-Frank Act have indicated that they will impose more stringent capital standards on systemically important financial institutions. The Basel Committee has proposed a methodology to assess the global systemic importance of a bank and the range of loss absorbing capital that a bank that is deemed systemically important should maintain. Because this proposal has not yet been adopted by the Basel Committee, the assessment criteria have not yet been finalized; nevertheless, it is probable that they will apply to us. Therefore, the regulations ultimately applicable to us may be substantially different from those that have been published to date.

The Dodd-Frank Act will subject us at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions and directs banking regulators to impose additional capital requirements as disclosed above. The Federal Reserve Board is expected to begin implementing the new leverage and risk-based capital regulation in 2012. As a consequence of these changes, Tier 1 capital treatment for our junior subordinated debt issued to trusts will be phased out over a three-year period beginning on January 1, 2013. The interaction between the Dodd-Frank Act and the Basel Committee’s proposed changes adds further uncertainty to our future capital requirements.

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of September 2011 and December 2010, Group Inc.’s equity investment in subsidiaries was $68.00 billion and $71.30 billion, respectively, compared with its total shareholders’ equity of $70.09 billion and $77.36 billion, respectively.

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

On July 18, 2011, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 75.0 million shares of common stock pursuant to the firm’s existing share repurchase program. As of September 2011, under the share repurchase program approved by the Board, we can repurchase up to 72.7 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on our repurchase program.

See Notes 16 and 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Other Capital Metrics
The table below presents information on our shareholders’ equity and book value per common share.

	As of
	September	December
$ in millions, except per share amounts	2011	2010

Total shareholders’ equity	$70,088	$77,356
Common shareholders’ equity	66,988	70,399
Tangible common shareholders’ equity	61,529	64,877
Book value per common share	131.09	128.72
Tangible book value per common share	120.41	118.63

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

The table below presents the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of
	September	December
in millions	2011	2010

Total shareholders’ equity	$70,088	$77,356
Deduct: Preferred stock	(3,100)	(6,957)

Common shareholders’ equity	66,988	70,399
Deduct: Goodwill and identifiable intangible assets	(5,459)	(5,522)

Tangible common shareholders’ equity	$61,529	$64,877

Book value and tangible book value per common share.  Book value and tangible book value per common share are based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 511.0 million and 546.9 million as of September 2011 and December 2010, respectively.

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

The table below presents our contractual obligations, commitments and guarantees as of September 2011.

	Remainder			2016-
in millions	of 2011	2012-2013	2014-2015	Thereafter	Total

Amounts related to on-balance-sheet obligations
Time deposits [1]	$—	$2,531	$1,699	$1,862	$6,092
Secured long-term financings [2]	—	3,462	3,397	2,511	9,370
Unsecured long-term borrowings [3]	—	29,628	37,135	108,887	175,650
Contractual interest payments [4]	1,678	13,826	10,898	36,857	63,259
Insurance liabilities [5]	260	2,259	2,007	16,820	21,346
Subordinated liabilities issued by consolidated VIEs	—	48	38	1,066	1,152

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	2,276	25,127	17,817	20,766	65,986
Contingent and forward starting resale and securities borrowing agreements	79,368	—	—	—	79,368
Forward starting repurchase and secured lending agreements	16,646	—	—	—	16,646
Letters of credit	436	868	145	5	1,454
Investment commitments	1,480	7,094	290	941	9,805
Minimum rental payments	126	940	781	1,758	3,605
Purchase obligations	185	123	53	17	378
Derivative guarantees	189,147	504,570	82,616	76,432	852,765
Securities lending indemnifications	29,059	—	—	—	29,059
Other financial guarantees	54	1,218	507	1,413	3,192

1.	Excludes $4.73 billion of time deposits maturing within one year.

2.	The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales and certain other nonrecourse financings, exceeded their related fair value by $212 million.

3.	Includes an increase of $12.02 billion to the carrying amount of certain of our unsecured long-term borrowings related to fair value hedges. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $947 million.

4.	Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of September 2011. Includes stated coupons, if any, on structured notes.

5.	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

In the table above:

•	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded and are treated as short-term obligations.

•	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates and obligations that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

•	Amounts included in the table do not necessarily reflect the actual future cash flow requirements for these arrangements because commitments and guarantees represent notional amounts and may expire unused or be reduced or cancelled at the counterparty’s request.

•	Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded. See Note 24 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unrecognized tax benefits.

See Notes 15 and 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our short-term borrowings, and commitments and guarantees.

As of September 2011, our unsecured long-term borrowings were $175.65 billion, with maturities extending to 2060, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

As of September 2011, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $3.61 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and nine months ended September 2011, total occupancy expenses for space held in excess of our current requirements were $14 million and $72 million, respectively, which includes costs related to the transition to our new headquarters in New York City. In addition, during both the three and nine months ended September 2011, we incurred exit costs of $11 million related to our office space. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

Membership of the firm’s risk committees is reviewed regularly and updated to reflect changes in the responsibilities of the committee members. Accordingly, the length of time that members serve on the respective committees varies as determined by the committee chairs and based on the responsibilities of the members within the firm.

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

Management Committee.  The Management Committee oversees the global activities of the firm, including all of the firm’s independent control and support functions. It provides this oversight directly and through authority delegated to committees it has established. This committee is comprised of the most senior leaders of the firm, and is chaired by the firm’s chief executive officer. The Management Committee has established various committees with delegated authority and the chairperson of the Management Committee appoints the chairpersons of these committees. All of these committees (and other committees established by such committees) report, directly or indirectly, to the Management Committee. Most members of the Management Committee are also members of other firmwide, divisional and regional committees. The members of the firmwide risk committees set forth below are generally chosen by the chairperson(s) of the relevant committee, in conjunction with the chairperson(s) or the members of one or both of its supervising committees. The following are the committees that are principally involved in firmwide risk management.

Firmwide Client and Business Standards Committee.  The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, and is chaired by the firm’s president and chief operating officer. This committee also has responsibility for overseeing the implementation of the recommendations of the Business Standards Committee. This committee has established the following two risk-related committees that report to it:

•	Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by the firm’s head of operations/chief operating officer for Europe, Middle East and Africa and the chief administrative officer of our Investment Management Division who are appointed by the Firmwide Client and Business Standards Committee chairperson.

•	Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across divisions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other firm committees. This committee is co-chaired by the firm’s international general counsel and the chief operating officer of our Investment Management Division who are appointed by the Firmwide Client and Business Standards Committee.

Firmwide Risk Committee.  The Firmwide Risk Committee is responsible for the ongoing monitoring and control of the firm’s global financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by the firm’s chief financial officer and a senior managing director from the firm’s executive office. The following four committees report to the Firmwide Risk Committee, which is responsible for appointing the chairperson of each of these committees:

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

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee, which also appoint the chairpersons of these committees.

•	Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related underwriting transactions, including related commitments of the firm’s capital. This committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the firm’s global treasurer and the head of credit finance for Europe, Middle East and Africa who are appointed by the Firmwide Risk Committee chairpersons.

•	Firmwide Commitments Committee. The Firmwide Commitments Committee reviews the firm’s underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the global co-head of our Financial Institutions Group for Investment Banking and the head of Mergers & Acquisitions for Europe, Middle East, Africa and Asia Pacific for Investment Banking who are appointed by the Firmwide Client and Business Standards Committee chairperson.

Investment Management Division Risk Committee. The Investment Management Division Risk Committee is responsible for the ongoing monitoring and control of global market, counterparty credit and liquidity risks associated with the activities of our investment management businesses. The head of Investment Management Division risk management is the chair of this committee.

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

Asset-Liability Management. We assess anticipated holding periods for our assets and their potential illiquidity in a stressed environment. We manage the maturities and diversity of our funding across markets, products and counterparties, and seek to maintain liabilities of appropriate tenor relative to our asset base.

Contingency Funding Plan.  We maintain a contingency funding plan to provide a framework for analyzing and responding to a liquidity crisis situation or periods of market stress. This framework sets forth the plan of action to fund normal business activity in emergency and stress situations. These principles are discussed in more detail below.

Excess Liquidity
Our most important liquidity policy is to pre-fund our estimated potential cash needs during a liquidity crisis and hold this excess liquidity in the form of unencumbered, highly liquid securities and cash. We believe that the securities held in our global core excess would be readily convertible to cash in a matter of days, through liquidation, by entering into repurchase agreements or from maturities of reverse repurchase agreements, and that this cash would allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets.

As of September 2011 and December 2010, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $163.96 billion and $174.78 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including but not limited to a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of September 2011 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
	Three Months	Year
	Ended	Ended
	September	December
in millions	2011	2010

U.S. dollar-denominated	$124,349	$130,072
Non-U.S. dollar-denominated	39,833	37,942

Total	$164,182	$168,014

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

The table below presents the fair value of our GCE by asset class.

	Average for the
	Three Months	Year
	Ended	Ended
	September	December
in millions	2011	2010

Overnight cash deposits	$ 35,274	$ 25,040
Federal funds sold	—	75
U.S. government obligations	85,153	102,937
U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	5,917	3,194
French, German, United Kingdom and Japanese government obligations	37,838	36,768

Total	$164,182	$168,014

The GCE is held at Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the
	Three Months	Year
	Ended	Ended
	September	December
in millions	2011	2010

Group Inc.	$ 49,341	$ 53,757
Major broker-dealer subsidiaries	76,035	69,223
Major bank subsidiaries	38,806	45,034

Total	$164,182	$168,014

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

•	Focus must be maintained on all potential cash and collateral outflows, not just disruptions to financing flows. Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.

•	During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change.

•	As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and have larger debt balances than our businesses would otherwise require. We believe that our liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our total assets and our funding costs.

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

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $86.63 billion and $72.98 billion for the three months ended September 2011 and year ended December 2010, respectively. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in a short-term stress scenario.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2011, Group Inc. had $28.25 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $24.64 billion invested in GSI, a regulated U.K. broker-dealer; $2.74 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; $3.49 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $20.00 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also provided, directly or indirectly, $95.68 billion of unsubordinated loans and $6.05 billion of collateral to these entities as of September 2011. In addition, as of September 2011, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Credit Ratings
The table below presents our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) and outlook.

As of September 2011
	Short-Term		Long-Term		Subordinated	Trust	Preferred	Rating
	Debt		Debt		Debt	Preferred [1]	Stock [2]	Outlook

DBRS, Inc.	R-1 (middle	)	A (high	)	A	A	BBB	Stable [8]
Fitch, Inc. [3,4]	F1+		A+		A	A-	A-	Stable [9]
Moody’s Investors Service [5]	P-1		A1		A2	A3	Baa2	Negative [10]
Standard & Poor’s Ratings Services [6,7]	A-1		A		A-	BBB-	BBB-	Negative [10]
Rating and Investment Information, Inc.	a-1+		AA-		A+	N/A	N/A	Negative [11]

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes Group Inc.’s non-cumulative preferred stock and the Normal Automatic Preferred Enhanced Capital Securities (APEX) issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

3.	GS Bank USA has been assigned a rating of AA- for long-term bank deposits, F1+ for short-term bank deposits and A+ as a long-term issuer.

4.	GS&Co. has been assigned a rating of F1+ as a short-term issuer and A+ as a long-term issuer.

5.	GS Bank USA has been assigned a rating of Aa3 for long-term bank deposits, P-1 for short-term bank deposits and Aa3 as a long-term issuer.

6.	GS&Co. has been assigned a rating of A-1 as a short-term issuer and A+ as a long-term issuer.

7.	GSI has been assigned a rating of A-1 as a short-term issuer and A+ as a long-term issuer.

8.	Applies to long-term and short-term ratings.

9.	Applies to long-term issuer default ratings.

10.	Applies to long-term ratings.

11.	Applies to issuer rating.

On October 13, 2011, Fitch, Inc. placed the long- and short-term debt ratings of Group Inc. under review for downgrade as part of a global review of financial institutions.

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

	As of
	September	December
in millions	2011	2010

Additional collateral or termination payments for a one-notch downgrade	$729	$1,353
Additional collateral or termination payments for a two-notch downgrade	2,031	2,781

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

Nine Months Ended September 2011.  Our cash and cash equivalents increased by $4.42 billion to $44.20 billion at the end of the third quarter of 2011. We generated $2.43 billion in net cash from operating activities. We generated net cash of $1.99 billion from investing and financing activities, primarily from the net issuances of unsecured and secured long-term borrowings, partially offset by repurchases of our Series G Preferred Stock and common stock.

Nine Months Ended September 2010.  Our cash and cash equivalents decreased by $2.16 billion to $36.13 billion at the end of the third quarter of 2010. We generated net cash of $3.13 billion from operating activities. We used net cash in investing and financing activities of $5.29 billion, primarily due to net repayments in unsecured and secured long-term borrowings and repurchases of common stock, partially offset by net proceeds from issuances of short-term secured borrowings.

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

Average Daily VaR

	Three Months		Nine Months
	Ended		Ended
in millions	September		September
Risk Categories	2011	2010	2011	2010

Interest rates	$90	$88	$84	$95
Equity prices	24	58	36	69
Currency rates	15	23	20	32
Commodity prices	25	29	34	37
Diversification effect [1]	(52)	(77)	(69)	(94)

Total	$102	$121	$105	$139

1.	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR decreased to $102 million for the third quarter of 2011 from $121 million for the third quarter of 2010, primarily reflecting a decrease in the equity prices category, principally due to reduced exposures. This decrease was partially offset by a decrease in the diversification benefit across risk categories.

Quarter-End VaR and High and Low VaR

			Three Months
	As of		Ended
in millions	September	June	September 2011
Risk Categories	2011	2011	High	Low

Interest rates	$126	$78	$131	$69
Equity prices	18	33	39	15
Currency rates	18	15	21	10
Commodity prices	30	22	30	21
Diversification effect [1]	(48)	(63)

Total	$144	$85	$145	$83

1.	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR increased to $144 million as of September 2011 from $85 million as of June 2011, principally due to an increase in the interest rates category and a decrease in the diversification benefit across risk categories, partially offset by a decrease in the equity prices category. The increase in the interest rates category was primarily due to higher levels of volatility and wider credit spreads. The decrease in the equity prices category was primarily due to reduced exposures.

During the third quarter of 2011, the firmwide VaR risk limit was not exceeded, raised or reduced.

The chart below reflects the VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended September 2011.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. The firm incurred trading losses on a single day in excess of our 95% one-day VaR (i.e., a VaR exception) on one occasion during the third quarter of 2011.

During periods in which the firm has significantly more positive net revenue days than net revenue loss days, we expect to have fewer VaR exceptions because,

under normal conditions, our business model generally produces positive net revenues. In periods in which our franchise revenues are adversely affected, we generally have more loss days, resulting in more VaR exceptions. In addition, VaR backtesting is performed against total daily market-making revenues, including bid/offer net revenues which are more likely than not to be positive by their nature.

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

Asset Categories	10% Sensitivity

	Amount as of
	September	June
in millions	2011	2011

ICBC	$189	$292
Equity (excluding ICBC) [1]	2,400	2,549
Debt [2]	1,453	1,486

1.	Relates to private and restricted public equity securities, including interests in firm-sponsored funds that invest in corporate equities and real estate and interests in firm-sponsored hedge funds.

2.	Relates to corporate bank debt, loans backed by commercial and residential real estate, and other corporate debt, including acquired portfolios of distressed loans and interests in our firm-sponsored funds that invest in corporate mezzanine and senior debt instruments.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $3 million gain as of September 2011. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a $7 million gain (including hedges) as of September 2011. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

In addition to the positions included in VaR and the sensitivity measures described above, as of September 2011, we held $4.89 billion of securities accounted for as available-for-sale primarily consisting of $1.98 billion of corporate debt securities, the majority of which will mature after five years, with an average yield of 5%, $1.33 billion of mortgage and other asset-backed loans and securities, the majority of which will mature after ten years, with an average yield of 9%, and $650 million of U.S. government and federal agency obligations, the majority of which will mature after ten years, with an average yield of 3%. As of December 2010, we held $3.67 billion of securities accounted for as available-for-sale primarily consisting of $1.69 billion of corporate debt securities, the majority of which will mature after five years, with an average yield of 6%, $670 million of mortgage and other asset-backed loans and securities, which will mature after ten years, with an average yield of 11%, and $637 million of U.S. government and federal agency obligations, the majority of which will mature after ten years, with an average yield of 4%.

In addition, as of September 2011 and December 2010, we had commitments and held loans under the William Street credit extension program. As of December 2010, we also held money market instruments under this program. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our William Street credit extension program.

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

in millions	As of September 2011
			5 Years				Exposure
	0 - 12	1 - 5	or				Net of
Credit Rating Equivalent	Months	Years	Greater	Total	Netting [1]	Exposure	Collateral

AAA/Aaa	$1,169	$1,059	$2,253	$4,481	$(790)	$3,691	$2,996
AA/Aa2	5,788	9,995	27,700	43,483	(20,860)	22,623	15,275
A/A2	21,507	40,069	50,611	112,187	(79,807)	32,380	18,233
BBB/Baa2	8,197	14,550	26,587	49,334	(35,860)	13,474	7,369
BB/Ba2 or lower	4,951	6,247	8,391	19,589	(9,027)	10,562	6,786
Unrated	961	690	330	1,981	(78)	1,903	1,369

Total	$42,573	$72,610	$115,872	$231,055	$(146,422)	$84,633	$52,028

in millions	As of December 2010
			5 Years				Exposure
	0 - 12	1 - 5	or				Net of
Credit Rating Equivalent	Months	Years	Greater	Total	Netting [1]	Exposure	Collateral

AAA/Aaa	$504	$728	$2,597	$3,829	$(491)	$3,338	$3,088
AA/Aa2	5,234	8,875	15,579	29,688	(18,167)	11,521	6,935
A/A2	13,556	38,522	49,568	101,646	(74,650)	26,996	16,839
BBB/Baa2	3,818	18,062	19,625	41,505	(27,832)	13,673	8,182
BB/Ba2 or lower	3,583	5,382	3,650	12,615	(4,553)	8,062	5,439
Unrated	709	1,081	332	2,122	(20)	2,102	1,539

Total	$27,404	$72,650	$91,351	$191,405	$(125,713)	$65,692	$42,022

1.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements, and the netting of cash collateral received under credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category.

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

Credit Exposures
During the nine months ended September 2011, our credit exposures increased, reflecting growth in lending activity and OTC derivatives. While credit spreads widened during the nine months ended September 2011, the percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) was essentially unchanged from December 2010. Counterparty defaults and the associated credit losses have remained at low levels during the nine months ended September 2011 as compared with the same prior year period.

During 2011, a number of European member states, including Portugal, Ireland, Italy, Greece and Spain, experienced credit deterioration. The table below presents our gross and net funded credit exposure to all sovereigns, financial institutions and corporate counterparties or borrowers in these countries and Europe.

	As of September 2011
in billions	Gross Funded	Net Funded [4]

Portugal	$0.19	$0.19
Ireland	1.12	1.12
Italy	2.32	0.70
Greece	0.08	0.08
Spain	0.45	0.37

Subtotal [1,2]	4.16	2.46	[5]
Germany, U.K. and other Europe [3]	31.10	28.35

Total Europe	$35.26	$30.81

1.	In addition to current exposure, we held unfunded lending commitments to borrowers in these countries of approximately $750 million.

2.	Includes only the benefit of cash and U.S. Treasury securities collateral. Excludes non-U.S. government and corporate securities collateral of $338 million.

3.	Primarily represents Germany and the U.K. Each other country included herein represents less than 10% of gross and net funded credit exposure.

4.	Represents our funded credit exposure net of hedges.

5.	Substantially all hedges included herein are purchased from investment-grade counterparties domiciled outside of these countries.

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments associated with traditional credit origination activities broken down by industry, region and internal credit rating.

Credit Exposure by Industry

					Loans and Lending
	Cash		OTC Derivatives		Commitments [1]
	As of		As of		As of
	September	December	September	December	September	December
in millions	2011	2010	2011	2010	2011	2010

Asset Managers & Funds	$28	$—	$14,667	$8,760	$1,736	$1,317
Banks, Brokers & Other Financial Institutions	11,960	11,020	29,929	23,255	3,290	3,485
Consumer Products, Non-Durables, and Retail	—	—	1,217	1,082	12,208	8,141
Government & Central Banks	32,209	28,766	17,505	11,705	2,089	1,370
Healthcare & Education	—	—	3,308	2,161	7,094	5,754
Insurance	—	1	3,486	2,462	3,229	3,054
Natural Resources & Utilities	—	—	4,862	5,259	14,602	11,021
Real Estate	—	—	313	528	2,600	1,523
Technology, Media, Telecommunications & Services	—	1	2,355	1,694	12,959	7,690
Transportation	—	—	1,107	962	5,080	3,822
Other	6	—	5,884	7,824	5,332	6,007

Total [2]	$44,203	$39,788	$84,633	$65,692	$70,219	$53,184

Credit Exposure by Region

					Loans and Lending
	Cash		OTC Derivatives		Commitments [1]
	As of		As of		As of
	September	December	September	December	September	December
in millions	2011	2010	2011	2010	2011	2010

Americas	$36,565	$34,528	$42,002	$34,468	$51,381	$38,151
EMEA [3]	1,345	810	32,777	23,396	17,590	14,451
Asia	6,293	4,450	9,854	7,828	1,248	582

Total [2]	$44,203	$39,788	$84,633	$65,692	$70,219	$53,184

Credit Exposure by Credit Quality

					Loans and Lending
	Cash		OTC Derivatives		Commitments [1]
	As of		As of		As of
	September	December	September	December	September	December
in millions	2011	2010	2011	2010	2011	2010

Credit Rating Equivalent
AAA/Aaa	$29,346	$27,851	$3,691	$3,338	$1,802	$1,783
AA/Aa2	7,640	4,547	22,623	11,521	8,093	5,273
A/A2	5,821	5,603	32,380	26,996	20,698	15,766
BBB/Baa2	272	1,007	13,474	13,673	22,086	17,544
BB/Ba2 or lower	1,032	764	10,562	8,062	17,494	12,774
Unrated	92	16	1,903	2,102	46	44

Total [2]	$44,203	$39,788	$84,633	$65,692	$70,219	$53,184

1.	Includes approximately $9 billion and $4 billion of loans as of September 2011 and December 2010, respectively, and approximately $61 billion and $49 billion of lending commitments as of September 2011 and December 2010, respectively. Excludes approximately $12 billion and $14 billion of loans as of September 2011 and December 2010, respectively, and lending commitments with a total notional value of approximately $5 billion and $3 billion as of September 2011 and December 2010, respectively, that are risk managed as part of market risk using VaR and sensitivity measures.

2.	The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. We had $35.12 billion and $31.39 billion as of September 2011 and December 2010, respectively, in credit exposure related to securities financing transactions reflecting enforceable netting agreements.

3.	EMEA (Europe, Middle East and Africa).

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

Item 2.  Unregistered Sales of Equity Securities
and Use of Proceeds

On July 1, 2011, we issued $103 million of common stock (774,823 shares) in connection with the acquisition of Goldman Sachs & Partners Australia Group Holdings Pty Ltd (GS&PA). These shares were issued as partial consideration for the remaining 55% of the shares of GS&PA that we did not already own, which were held by current and former GS&PA management and employee shareholders. This issuance was not registered under the Securities Act of 1933 in reliance on the exemptions provided by Regulation S and Regulation D promulgated thereunder for sales to

non-U.S. persons that occur outside the United States and for private sales by an issuer not involving a public offering, respectively.

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2011.

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares That May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs [1]	Plans or Programs [1]

Month #1 (July 1, 2011 to July 31, 2011)	3,553,558	$135.36	3,553,558	87,237,552
Month #2 (August 1, 2011 to August 31, 2011)	11,874,212	117.82	11,874,212	75,363,340
Month #3 (September 1, 2011 to September 30, 2011)	2,623,950	106.76	2,623,950	72,739,390

Total	18,051,720		18,051,720

1.	On March 21, 2000, we announced that the Board of Directors of Group Inc. (Board) had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 355 million shares by resolutions of our Board adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006, December 17, 2007 and July 18, 2011. We seek to use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level and composition of capital to our actual level and composition of capital) and the issuance of shares resulting from employee share-based compensation, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. Any repurchase of our common stock requires approval by the Board of Governors of the Federal Reserve System.

Item 6.  Exhibits

Exhibits

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.*
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2011 and September 30, 2010, (ii) the Condensed Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and year ended December 31, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010, and (vi) the notes to the Condensed Consolidated Financial Statements.

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
Date: November 8, 2011