Form 10-K
period 2011-12-31
GOLDMAN SACHS GROUP INC
filed 2012-02-28
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street New York, N.Y.	10282 (Zip Code)
(Address of principal executive offices)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
Medium-Term Notes, Series B, Index-Linked Notes due February 2013; Index-Linked Notes due April 2013; and Index-Linked Notes due May 2013	NYSE Amex
Medium-Term Notes, Series A, Index-Linked Notes due 2037 of GS Finance Corp. (and Registrant’s guarantee with respect thereto)	NYSE Arca
Medium-Term Notes, Series B, Index-Linked Notes due 2037	NYSE Arca
Medium-Term Notes, Series D, 7.50% Notes due 2019	New York Stock Exchange
6.125% Notes due 2060	New York Stock Exchange
6.50% Notes due 2061	New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $66.6 billion.

As of February 17, 2012, there were 494,904,018 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

References to “this Form 10-K” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. All references to 2011, 2010 and 2009 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

Group Inc. is a bank holding company and a financial holding company regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.

As of December 2011, we had offices in over 30 countries and 48% of our total staff was based outside the Americas (which includes the countries in North and South America). Our clients are located worldwide, and we are an active participant in financial markets around the world. In 2011, we generated 38% of our net revenues outside the Americas. For more information on our geographic results, see Note 25 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Our Business Segments and Segment Operating Results

We report our activities in four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. The chart below presents our four business segments.

Goldman Sachs 2011 Form 10-K	1

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The table below presents our segment operating results.

		Year Ended December [1]			% of 2011
$ in millions		2011	2010	2009	Net Revenues
Investment Banking	Net revenues	$4,355	$4,810	$4,984	15%
	Operating expenses	2,962	3,511	3,482
	Pre-tax earnings	$1,393	$1,299	$1,502

Institutional Client Services	Net revenues	$17,280	$21,796	$32,719	60%
	Operating expenses	12,697	14,291	13,691
	Pre-tax earnings	$4,583	$7,505	$19,028

Investing & Lending	Net revenues	$2,142	$7,541	$2,863	7%
	Operating expenses	2,673	3,361	3,523
	Pre-tax earnings/(loss)	$(531)	$4,180	$(660)

Investment Management	Net revenues	$5,034	$5,014	$4,607	18%
	Operating expenses	4,018	4,051	3,673
	Pre-tax earnings	$1,016	$963	$934

Total	Net revenues	$28,811	$39,161	$45,173
	Operating expenses [2]	22,642	26,269	25,344
	Pre-tax earnings	$6,169	$12,892	$19,829

1.

Financial information concerning our business segments for 2011, 2010 and 2009 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data,” which are in Part II, Items 7 and 8, respectively, of this Form 10-K. See Note 25 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for a further breakdown of our net revenues.

2.

Includes the following expenses that have not been allocated to our segments: (i) net provisions for a number of litigation and regulatory proceedings of $175 million, $682 million and $104 million for the years ended December 2011, December 2010 and December 2009, respectively; (ii) charitable contributions of $103 million, $345 million and $810 million for the years ended December 2011, December 2010 and December 2009, respectively; and (iii) real estate-related exit costs of $14 million, $28 million and $61 million for the years ended December 2011, December 2010 and December 2009, respectively.

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

Financial Advisory. Financial Advisory includes strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, risk management, restructurings and spin-offs. In particular, we help clients execute large, complex transactions for which we provide multiple services, including “one-stop” acquisition financing and cross-border structuring expertise. Financial Advisory also includes revenues from derivative transactions directly related to these client advisory assignments.

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

2	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Equity Underwriting. We underwrite common and preferred stock and convertible and exchangeable securities. We regularly receive mandates for large, complex transactions and have held a leading position in worldwide public common stock offerings and worldwide initial public offerings for many years.

Debt Underwriting. We underwrite and originate various types of debt instruments, including investment-grade and high-yield debt, bank loans and bridge loans, and emerging- and growth-market debt, which may be issued by, among others, corporate, sovereign, municipal and agency issuers. In addition, we underwrite and originate structured securities, which include mortgage-related securities and other asset-backed securities.

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

Institutional Client Services and our other businesses are supported by our Global Investment Research division, which, as of December 2011, provided fundamental research on more than 3,700 companies worldwide and more than 40 national economies, as well as on industries, currencies and commodities.

Institutional Client Services generates revenues in four ways:

•

In large, highly liquid markets (such as markets for U.S. Treasury bills, large capitalization S&P 500 stocks or certain mortgage pass-through securities), we execute a high volume of transactions for our clients for modest spreads and fees.

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

•	We provide financing to our clients for their securities trading activities, as well as securities lending and other prime brokerage services.

Institutional Client Services activities are organized by asset class and include both “cash” and “derivative” instruments. “Cash” refers to trading the underlying instrument (such as a stock, bond or barrel of oil). “Derivative” refers to instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors (such as an option, which is the right or obligation to buy or sell a certain bond or stock index on a specified date in the future at a certain price, or an interest rate swap, which is the agreement to convert a fixed rate of interest into a floating rate or vice versa).

Goldman Sachs 2011 Form 10-K	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

•	Currencies. Most currencies, including growth-market currencies.

•	Commodities. Oil and natural gas, base, precious and other metals, electricity, coal, agricultural and other commodity products.

Equities. Includes equity client execution, commissions and fees, and securities services.

Equities Client Execution. We make markets in equity securities and equity-related products, including convertible securities, options, futures and over-the-counter (OTC) derivative instruments, on a global basis. As a principal, we facilitate client transactions by providing liquidity to our clients with large blocks of stocks or options, requiring the commitment of our capital. In addition, we engage in insurance activities where we reinsure and purchase portfolios of insurance risk and pension liabilities.

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

4	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Debt Securities and Loans. We make corporate, real estate and infrastructure debt security-related investments. In addition, we provide credit to corporate clients through loan facilities and to high-net-worth individuals primarily through secured loans.

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

We manage client assets across a broad range of asset classes and investment strategies, including equity, fixed income and alternative investments. Alternative investments primarily include hedge funds, private equity, real estate, currencies, commodities, and asset allocation strategies. Our investment offerings include those managed on a fiduciary basis by our portfolio managers as well as strategies managed by third-party managers. We offer our investments in a variety of structures, including separately managed accounts, mutual funds, private partnerships, and other commingled vehicles.

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

Goldman Sachs 2011 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Assets under management include only those client assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds and private equity funds (including real estate funds), and separately managed accounts for institutional and individual investors. Assets under management do not include the self-directed assets of our clients, including brokerage accounts, or interest-bearing deposits held through our bank depository institution subsidiaries.

Incentive Fees. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Such fees include overrides, which consist of the increased share of the income and gains derived primarily from our private equity funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns. Incentive fees are recognized when all material contingencies are resolved.

Transaction Revenues. We receive commissions and net spreads for facilitating transactional activity in high-net-worth client accounts. In addition, we earn net interest income primarily associated with client deposits and margin lending activity undertaken by such clients.

The tables below present assets under management by asset class and by distribution channel and client category.

	As of December
in billions	2011	2010	2009
Alternative investments	$142	$148	$146
Equity	126	144	146
Fixed income	340	340	315
Total non-money market assets	608	632	607
Money markets	220	208	264
Total assets under management	$828	$840	$871

	As of December
in billions	2011	2010	2009
Directly Distributed:
Institutional	$283	$286	$297
High-net-worth individuals	227	229	231
Third-Party Distributed:
Institutional, high-net-worth individuals and retail	318	325	343
Total	$828	$840	$871

Business Continuity and Information Security

Business continuity and information security, including cybersecurity, are high priorities for Goldman Sachs. Our Business Continuity Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at the firm’s critical facilities and to comply with regulatory requirements, including those of FINRA. Because we are a bank holding company, our Business Continuity Program is also subject to review by the Federal Reserve Board. The key elements of the program are crisis management, people recovery facilities, business recovery, systems and data recovery, and process improvement. In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect the information assets provided to us by our clients and those of the firm from cyber attacks and other misappropriation, corruption or loss. Safeguards are applied to maintain the confidentiality, integrity and availability of information resources.

Employees

Management believes that a major strength and principal reason for the success of Goldman Sachs is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity, cooperation among our employees worldwide and high standards of business ethics.

6	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

As of December 2011, we had 33,300 total staff, excluding staff at consolidated entities held for investment purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Operating Expenses” in Part II, Item 7 of this Form 10-K for additional information on our consolidated entities held for investment purposes.

Competition

The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. Our competitors are other entities that provide investment banking, securities and investment management services, as well as those entities that make investments in securities, commodities, derivatives, real estate, loans and other financial assets. These entities include brokers and dealers, investment banking firms, commercial banks, insurance companies, investment advisers, mutual funds, hedge funds, private equity funds and merchant banks. We compete with some entities globally and with others on a regional, product or niche basis. Our competition is based on a number of factors, including transaction execution, products and services, innovation, reputation and price.

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

Over time, there has been substantial consolidation and convergence among companies in the financial services industry. This trend accelerated in recent years as the credit crisis caused numerous mergers and asset acquisitions among industry participants. Many commercial banks and other broad-based financial services firms have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which has resulted in pricing pressure in our investment banking and client execution businesses and could result in pricing pressure in other of our businesses.

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

Goldman Sachs 2011 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidation and convergence have significantly increased the capital base and geographic reach of some of our competitors, and have also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. To take advantage of some of our most significant opportunities, we will have to compete successfully with financial institutions that are larger and have more capital and that may have a stronger local presence and longer operating history outside the United States.

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

The provisions of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the requirements promulgated by the Basel Committee on Banking Supervision (Basel Committee) and other financial regulation could affect our competitive position to the extent that limitations on activities, increased fees and compliance costs or other regulatory requirements do not apply, or do not apply equally, to all of our competitors or are not implemented uniformly across different jurisdictions. The impact of the Dodd-Frank Act and other regulatory developments on our competitive position will depend to a large extent on the manner in which the required rulemaking and regulatory guidance evolve, the extent of international convergence, and the development of market practice and structures under the new regulatory regimes as discussed further under “Regulation” below.

Regulation

As a participant in the banking, securities, investment management, OTC derivatives, futures and options and insurance industries, we are subject to extensive regulation worldwide. Regulatory bodies around the world are generally charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of the customers of market participants, including depositors in banking entities and the customers of broker-dealers.

The financial services industry has been the subject of intense regulatory scrutiny in recent years. Our businesses have been subject to increasing regulation in the United States and other countries, and we expect this trend to continue in the future. In particular, the Dodd-Frank Act, which was enacted in July 2010, significantly altered the financial regulatory regime within which we operate. The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the rules that will be adopted by the Federal Reserve Board, the FDIC, the SEC, the CFTC and other agencies to implement the legislation, as well as the development of market practices and structures under the regime established by the legislation and the implementing rules. Similar reforms are being considered by other regulators and policy makers worldwide, as discussed further throughout this section. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.

Banking Regulation

Group Inc. is a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act).

8	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Activities

The BHC Act generally restricts bank holding companies from engaging in business activities other than the business of banking and certain closely related activities. As a financial holding company, we may engage in a broader range of financial and related activities than are otherwise permissible for bank holding companies as long as we continue to meet the eligibility requirements for financial holding companies. These requirements include Group Inc. and our U.S. depository institution subsidiaries (currently GS Bank USA and our national bank trust company subsidiary) each maintaining their respective status as “well-capitalized” and “well-managed.” The broader range of permissible activities for financial holding companies includes underwriting, dealing and making markets in securities, insurance underwriting and making investments in nonfinancial companies. In addition, we are permitted under the GLB Act to continue to engage in certain commodities activities in the United States that may otherwise be impermissible for bank holding companies, so long as the assets held pursuant to these activities do not equal 5% or more of our consolidated assets.

As a bank holding company, we are required to obtain prior Federal Reserve Board approval before engaging in certain banking and other financial activities both in the United States and abroad.

We expect to face additional limitations on our activities upon implementation of those provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” which will prohibit “proprietary trading” (but will allow activities such as underwriting, market-making related activities and risk-mitigation hedging activities) and will limit the sponsorship of, and investment in, hedge funds and private equity funds by banking entities, including bank holding companies. In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal. The proposed rules are highly complex, and many aspects of the Volcker Rule remain unclear. The full impact on us will not be known with certainty until the rules are finalized. The Volcker Rule provisions are scheduled to take effect no later than July 2012, and companies will be required to come into compliance within two years after the effective date (subject to possible extensions).

Goldman Sachs 2011 Form 10-K	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

While many aspects of the Volcker Rule remain unclear, we evaluated the prohibition on “proprietary trading” and determined that businesses that engage in “bright line” proprietary trading are most likely to be prohibited. In 2011 and 2010, we liquidated substantially all of our Principal Strategies and global macro proprietary trading positions.

In addition, we evaluated the limitations on sponsorship of, and investments in, hedge funds and private equity funds. The firm earns management fees and incentive fees for investment management services from private equity and hedge funds, which are included in our Investment Management segment. The firm also makes investments in funds, and the gains and losses from such investments are included in our Investing & Lending segment; these gains and losses will be impacted by the Volcker Rule. The Volcker Rule limitation on investments in hedge funds and private equity funds requires the firm to reduce its investment in each private equity and hedge fund to 3% or less of net asset value, and to reduce the firm’s aggregate investment in all such funds to 3% or less of the firm’s Tier 1 capital. Over the period from 1999 through 2011, the firm’s aggregate net revenues from its investments in hedge funds and private equity funds were not material to the firm’s aggregate total net revenues over the same period. We are continuing to manage our existing private equity funds, taking into account the transition periods under the Volcker Rule. With respect to our hedge funds, we currently plan to comply with the Volcker Rule by redeeming certain of our interests in the funds. We currently expect to redeem up to approximately 10% of certain hedge funds’ total redeemable units per quarter over ten consecutive quarters, beginning in the quarter ending March 2012 and ending in June 2014. In addition, we have limited the firm’s initial investment to 3% for certain new funds.

The Dodd-Frank Act also establishes a Bureau of Consumer Financial Protection having broad authority to regulate providers of credit, payment and other consumer financial products and services, and this Bureau has oversight over certain of our products and services.

Capital and Liquidity Requirements

As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. GS Bank USA is subject to broadly similar capital requirements, as discussed below. Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action that is applicable to GS Bank USA, both Group Inc. and GS Bank USA must meet specific regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items. The sufficiency of our capital levels and those of GS Bank USA, as well as GS Bank USA’s prompt corrective action classification, are also subject to qualitative judgments by regulators.

Tier 1 Leverage and Basel 1 Capital Ratios. See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information on our Tier 1 capital ratio, Tier 1 capital, total capital, risk-weighted assets and Tier 1 leverage ratio, and for a discussion of minimum required ratios. For information on our Tier 1 common ratio, see “— Equity Capital — Consolidated Regulatory Capital Ratios” in Part II, Item 7 of this Form 10-K.

Pending Changes in Capital Requirements. We are currently working to implement the requirements set out in the Federal Reserve Board’s Risk-Based Capital Standards: Advanced Capital Adequacy Framework — Basel 2, as applicable to us as a bank holding company (Basel 2), which are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee. U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as us, adopt Basel 2, once approved to do so by regulators. As required by the Dodd-Frank Act, U.S. banking regulators have adopted a rule that requires large banking organizations, upon adoption of Basel 2, to continue to calculate risk-based capital ratios under both Basel 2 and the Federal Reserve Board’s regulatory requirements currently applicable to bank holding companies (Basel 1), which are based on the 1988 Capital Accord of the Basel Committee. For each of the Tier 1 and Total capital ratios, the lower of the Basel 1 and Basel 2 ratios calculated will be used to determine whether the bank meets its minimum risk-based capital requirements.

10	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The U.S. federal bank regulatory agencies have issued revised proposals to modify their market risk regulatory capital requirements for banking organizations in the United States that have significant trading activities. These modifications are designed to address the adjustments to the market risk framework that were announced by the Basel Committee in June 2010 (Basel 2.5), as well as the prohibition on the use of credit ratings, as required by the Dodd-Frank Act. Once implemented, it is likely that these changes will result in increased capital requirements for market risk.

Additionally, the guidelines issued by the Basel Committee in December 2010 (Basel 3) revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, set new minimum capital ratios (including a new “capital conservation buffer,” which must be composed exclusively of Tier 1 common equity and will be in addition to the minimum capital ratios), introduce a Tier 1 leverage ratio within international guidelines for the first time, and make substantial revisions to the computation of risk-weighted assets (RWAs) for credit exposures. Implementation of the new requirements is expected to take place over the next several years. The federal banking agencies have not yet proposed rules to implement the Basel 3 guidelines in the United States.

In addition, both the Basel Committee and U.S. banking regulators implementing the Dodd-Frank Act have indicated that they will impose more stringent capital standards on systemically important financial institutions. In November 2011, the Basel Committee published its final provisions for assessing the global systemic importance of banking institutions and the range of additional Tier 1 common equity that should be maintained by banking institutions deemed to be globally systemically important. The additional capital for these institutions would initially range from 1% to 2.5% of Tier 1 common equity and could be as much as 3.5% for a bank that increases its systemic footprint (e.g., by increasing total assets). The firm was one of 29 institutions identified by the Financial Stability Board (established at the direction of the Group of 20) as globally systemically important under the Basel Committee’s methodology. Therefore, depending upon the manner and timing of the U.S. banking regulators’ implementation of the Basel Committee’s methodology, we expect that the minimum Tier 1 common ratio requirement applicable to us will include this additional capital assessment. The final determination of whether an institution is classified as globally systemically important and the calculation of the required additional capital amount is expected to be disclosed by the Basel Committee no later than November 2014 based on data through the end of 2013.

In December 2011, the Federal Reserve Board proposed rules to implement the enhanced prudential standards and early remediation requirements contemplated by the Dodd-Frank Act. The proposed rules would apply to bank holding companies with $50 billion or more in total consolidated assets such as us, as well as systemically important nonbank financial institutions. With respect to the enhanced prudential standards, the proposed rules address risk-based capital and leverage requirements, liquidity requirements, overall risk management requirements and concentration/credit exposure limits. The proposed rules do not include the additional capital requirements for globally systemically important banking institutions but contemplate the Federal Reserve Board’s adopting such requirements. The proposed rules require increased involvement by boards of directors in liquidity and risk management and stress testing, single-counterparty credit limits (including more stringent requirements for credit exposure among major financial institutions) and public disclosure of the Federal Reserve Board’s annual stress tests and a bank holding company’s annual and semi-annual internal stress tests. The proposed early remediation rules are modeled after the prompt corrective action regime, described below, but are designed to require action beginning in earlier stages of a company’s financial distress by mandating action on the basis of a range of triggers, including capital and leverage, stress test results, liquidity and risk management.

The Dodd-Frank Act will subject us at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions and directs banking regulators to impose additional capital requirements. The Federal Reserve Board is expected to adopt the new leverage and risk-based capital regulations in 2012. As a consequence of these changes, Tier 1 capital treatment for our junior subordinated debt issued to trusts will be phased out over a three-year period beginning on January 1, 2013. The interaction among the Dodd-Frank Act, the Basel Committee’s proposed changes and other proposed or announced changes from other governmental entities and regulators adds further uncertainty to our future capital requirements and those of our subsidiaries.

Goldman Sachs 2011 Form 10-K	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Liquidity Ratios under Basel 3. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the United States and internationally, without required formulaic measures. Basel 3 will require banks and bank holding companies to measure their liquidity against two specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be mandated by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements may incentivize banking entities to increase their holdings of U.S. Treasury securities and certain other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The liquidity coverage ratio is not expected to be introduced as a requirement until January 1, 2015, and the net stable funding ratio is not expected to be introduced as a requirement until January 1, 2018. While the principles behind the new framework are broadly consistent with our current liquidity management framework, it is possible that the refinement and implementation of these standards could impact our liquidity and funding requirements and practices.

We also expect that liquidity requirements applicable to us and several of our subsidiaries will be impacted in the future by the various developments arising from the Basel Committee, the Dodd-Frank Act and actions by other governmental entities and regulators.

Payment of Dividends and Stock Repurchases

Dividend payments by Group Inc. to its shareholders and stock repurchases by Group Inc. are subject to the oversight of the Federal Reserve Board. Under rules adopted by the Federal Reserve Board in November 2011, the dividend and share repurchase policies of large bank holding companies, such as Group Inc., are reviewed by the Federal Reserve Board based on capital plans and stress tests submitted by the bank holding company, and will be assessed against, among other things, the bank holding company’s ability to meet and exceed minimum regulatory capital ratios, its expected sources and uses of capital over the planning horizon (generally a period of two years) under baseline and stressed scenarios, and any potential impact of changes to its business plan and activities on its capital adequacy and liquidity. The purpose of the capital plan review is to ensure that these institutions have robust, forward-looking capital planning processes that account for each institution’s unique risks and that permit continued operations during times of economic and financial stress. As part of the capital plan review, the Federal Reserve Board will evaluate an institution’s plan to make capital distributions, such as repurchasing or redeeming stock or increasing dividend payments.

Federal and state law impose limitations on the payment of dividends by our depository institution subsidiaries to Group Inc. In general, the amount of dividends that may be paid by GS Bank USA or our national bank trust company subsidiary is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by the entity in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the entity obtains prior regulatory approval. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus). The payment of all dividends is subject to approval by the banking regulators, which have authority to prohibit or limit the payment if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

In addition, certain of Group Inc.’s non-bank subsidiaries are subject to separate regulatory limitations on dividends and distributions, including our broker-dealer and our insurance subsidiaries as described below.

12	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Source of Strength

Federal Reserve Board policy historically has required bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. The Dodd-Frank Act codifies this policy as a statutory requirement. This support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it. Capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In addition, if a bank holding company commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the Federal Reserve Board’s invoking its source-of-strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee and the bank will be entitled to priority payment in respect of that commitment, ahead of other creditors of the bank holding company.

The BHC Act provides for regulation of bank holding company activities by various functional regulators and prohibits the Federal Reserve Board from requiring a payment by a holding company subsidiary to a depository institution if the functional regulator of that subsidiary objects to such payment. In such a case, the Federal Reserve Board could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.

Compensation Practices

Our compensation practices are subject to oversight by the Federal Reserve Board and, with respect to some of our subsidiaries and employees, by other financial regulatory bodies worldwide. The scope and content of compensation regulation in the financial industry are continuing to develop, and we expect that these policies will evolve over a number of years.

In June 2010, the Federal Reserve Board and other financial regulators jointly issued guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; the arrangements should be compatible with effective controls and risk management; and the arrangements should be supported by strong corporate governance. In addition, the Federal Reserve Board has conducted a review of the incentive compensation policies and practices of a number of large, complex banking organizations, including us. The June 2010 guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and soundness.

The Financial Stability Board has released standards for implementing certain compensation principles for banks and other financial companies designed to encourage sound compensation practices. These standards are to be implemented by local regulators. The European Parliament has adopted amendments to the Capital Requirements Directive designed to implement the Financial Stability Board’s compensation standards within the EU. Regulators in a number of countries, including the United Kingdom, France and Germany, have proposed or adopted compensation policies or regulations applicable to financial institutions pursuant to the Capital Requirements Directive. These are in addition to the guidance issued by U.S. financial regulators discussed above and the Dodd-Frank Act provision discussed below.

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include Group Inc. and some of its depository institution, broker-dealer and investment advisor subsidiaries) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The initial version of these regulations was proposed by the U.S. financial regulators in early 2011 and the regulations may become effective in 2012. The proposed regulations incorporate the three key principles from the June 2010 regulatory guidance discussed above. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

Goldman Sachs 2011 Form 10-K	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

GS Bank USA

Our subsidiary, GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC and the New York State Department of Financial Services (formerly the New York State Banking Department) and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. A number of our activities are conducted partially or entirely through GS Bank USA and its subsidiaries, including: origination of and market making in bank loans; interest rate, credit, currency and other derivatives; leveraged finance; commercial mortgage origination and trading; structured finance; and agency lending, custody and hedge fund administration services. These activities are subject to regulation by the Federal Reserve Board, the New York State Department of Financial Services and the FDIC.

The Dodd-Frank Act contains “derivative push-out” provisions that, beginning in July 2012, may prevent us from conducting certain swaps-related activities through GS Bank USA or another insured depository institution subsidiary, subject to exceptions for certain interest rate and currency swaps and for hedging or risk mitigation activities directly related to the bank’s business. These precluded activities may be conducted elsewhere within the firm, subject to certain requirements.

Transactions with Affiliates

Transactions between GS Bank USA or its subsidiaries, on the one hand, and Group Inc. or its other subsidiaries and affiliates, on the other hand, are regulated by the Federal Reserve Board. These regulations limit the types and amounts of transactions (including loans to and credit extensions from GS Bank USA or its subsidiaries to Group Inc. or its other subsidiaries and affiliates) that may take place and generally require those transactions to be on an arm’s-length basis. These regulations generally do not apply to transactions between GS Bank USA and its subsidiaries. The Dodd-Frank Act significantly expands the coverage and scope of the regulations that limit affiliate transactions within a banking organization, including by applying these regulations to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, securities borrowing and lending transactions, and transactions with sponsored hedge funds and private equity funds.

Group Inc. has, subject to certain exceptions, guaranteed the payment obligations of GS Bank USA, along with those of GS&Co., Goldman Sachs Bank (Europe) plc (GS Bank Europe) and Goldman Sachs Execution & Clearing, L.P. (GSEC).

“Living Will”

As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a rule that requires each bank holding company with more than $50 billion in assets and each designated systemically important financial institution to prepare and provide to regulators an annual plan (a so-called “living will”) for its rapid and orderly resolution in the event of material financial distress or failure. The firm’s resolution plan must, among other things, ensure that GS Bank USA is adequately protected from risks arising from our other entities. The regulators’ joint rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy and analyses of the company’s material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements. We have commenced work on our first resolution plan, which we must submit to the regulators by July 1, 2012. GS Bank USA is also required by the FDIC to submit a plan for its rapid and orderly resolution in the event of material financial distress or failure by July 1, 2012.

Deposit Insurance

GS Bank USA accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, such as GS Bank USA. The amounts of these assessments for larger depository institutions (generally those that have $10 billion in assets or more), such as GS Bank USA, are currently based on the average total consolidated assets less the average tangible equity of the insured depository institution during the assessment period and supervisory ratings and forward-looking financial measures used to calculate the assessment rate, which is subject to adjustments by the FDIC. The FDIC required all insured depository institutions to prepay estimated assessments for all of 2010, 2011 and 2012 on December 30, 2009. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

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

14	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

A depository institution is generally deemed to be “well-capitalized,” the highest category, if it has a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. GS Bank USA has agreed with the Federal Reserve Board to maintain minimum capital ratios in excess of these “well-capitalized” levels.

See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information on the calculation of GS Bank USA’s capital ratios under Basel 1 and for a discussion of minimum required ratios.

GS Bank USA computes its capital ratios in accordance with the regulatory capital requirements currently applicable to state member banks, which are based on Basel 1 as implemented by the Federal Reserve Board. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet the capital requirements could also subject a depository institution to capital raising requirements. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator, as described under “— Insolvency of an Insured Depository Institution or a Bank Holding Company” below.

The prompt corrective action regulations apply only to depository institutions and not to bank holding companies such as Group Inc. However, the Federal Reserve Board is authorized to take appropriate action at the holding company level, based upon the undercapitalized status of the holding company’s depository institution subsidiaries. In certain instances relating to an undercapitalized depository institution subsidiary, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the holding company, the guarantee would take priority over the holding company’s general unsecured creditors, as described under “— Source of Strength” above.

Insolvency of an Insured Depository Institution or a Bank Holding Company

If the FDIC is appointed as conservator or receiver for an insured depository institution such as GS Bank USA, upon its insolvency or in certain other events, the FDIC has the power:

•	to transfer any of the depository institution’s assets and liabilities to a new obligor, including a newly formed “bridge” bank without the approval of the depository institution’s creditors;

•	to enforce the terms of the depository institution’s contracts pursuant to their terms without regard to any provisions triggered by the appointment of the FDIC in that capacity; or

•

to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of domestic deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of GS Bank USA, the debt holders would be treated differently from, and could receive, if anything, substantially less than, the depositors of GS Bank USA.

The Dodd-Frank Act created a new resolution regime (known as “orderly liquidation authority”) for bank holding companies and their affiliates, and systemically important non-bank financial companies. Under the orderly liquidation authority, the FDIC may be appointed as receiver for the systemically important institution, and its failed non-bank subsidiaries, for purposes of liquidating the entity if, among other conditions, it is determined at the time of the institution’s failure that it is in default or in danger of default and the failure poses a risk to the stability of the U.S. financial system.

Goldman Sachs 2011 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

If the FDIC is appointed as receiver under the orderly liquidation authority, then the powers of the receiver, and the rights and obligations of creditors and other parties who have dealt with the institution, would be determined under the Dodd-Frank Act provisions, and not under the insolvency law that would otherwise apply. The powers of the receiver under the orderly liquidation authority were based on the powers of the FDIC as receiver for depository institutions under the Federal Deposit Insurance Act (FDIA). However, the provisions governing the rights of creditors under the orderly liquidation authority were modified from the FDIA regime in certain respects to reduce disparities with the treatment of creditors’ claims under the U.S. Bankruptcy Code as compared to the treatment of those claims under the new authority. Nonetheless, substantial differences in the rights of creditors exist between these two regimes, including the right of the FDIC under the Dodd-Frank Act provisions to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity.

The orderly liquidation authority provisions of the Dodd-Frank Act became effective upon enactment. However, a number of rulemakings are required under the terms of the Act, and a number of provisions of the new authority require clarification. The FDIC has completed its initial phase of rulemaking under the orderly liquidation authority, but may provide additional guidance. New guidance may affect the manner in which the new authority is applied, particularly with respect to broker-dealer and futures commission merchant subsidiaries of bank holding companies.

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

In addition, state securities and other regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices. GSEC and one of its subsidiaries are registered U.S. broker-dealers and are regulated by the SEC, the NYSE and FINRA. Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer and conducts certain OTC derivatives activities.

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

16	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

The Dodd-Frank Act will result in additional regulation by the CFTC, the SEC and other regulators of our broker-dealer and regulated subsidiaries in a number of respects. The legislation calls for the imposition of expanded standards of care by market participants in dealing with clients and customers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers. The Dodd-Frank Act also contains provisions designed to increase transparency in over-the-counter derivatives markets, including by requiring the registration of all swap dealers and security-based swap dealers, and the clearing and execution of swaps through regulated facilities (subject to limited exceptions, including swaps with non-financial end users and swaps that are not cleared by a clearing agency), in accordance with CFTC and SEC rulemaking. Furthermore, federal banking agencies are required under the Dodd-Frank Act to develop rules whereby anyone who organizes or initiates an asset-backed security transaction must retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party.

In September 2011, the SEC proposed rules to implement the Dodd-Frank Act’s prohibition against securitization participants’ engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The proposed rules would except bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

Insurance and Other Regulation

Our U.S. insurance subsidiaries are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed, and Group Inc. is subject to oversight as an insurance holding company in states where our insurance subsidiaries are domiciled. State insurance regulations limit the ability of our insurance subsidiaries to pay dividends to Group Inc. in certain circumstances, and could require regulatory approval for any change in “control” of Group Inc., which may include control of 10% or more of our voting stock. In addition, a number of our other activities require us to obtain licenses, adhere to applicable regulations and be subject to the oversight of various regulators in the states in which we conduct these activities.

Regulation Outside the United States

Goldman Sachs provides investment services outside the United States that are subject to oversight by national regulators as well as the EU. These investment services are regulated in accordance with national laws, many of which implement EU directives, and increasingly by directly applicable EU regulations. These national and EU laws require, among other things, compliance with certain capital adequacy standards, customer protection requirements and market conduct and trade reporting rules.

Goldman Sachs provides investment services in and from the United Kingdom under the regulation of the FSA. Goldman Sachs International (GSI), our regulated U.K. broker-dealer, is subject to the capital requirements imposed by the FSA. Other subsidiaries, including Goldman Sachs International Bank (GSIB), our regulated U.K. bank, and Rothesay Life Limited (Rothesay Life), our U.K. insurance subsidiary, are also regulated by the FSA. As of December 2011, GSI, GSIB and Rothesay Life were in compliance with the FSA capital requirements.

Goldman Sachs 2011 Form 10-K	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Various other Goldman Sachs entities are regulated by the banking, insurance and securities regulatory authorities of the European countries in which they operate, including, among others, the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, the Autorité de Contrôle Prudentiel and the Autorité des Marchés Financiers in France, Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Federal Financial Markets Service and the Central Bank of the Russian Federation and the Swiss Financial Market Supervisory Authority. GS Bank Europe, our regulated Irish bank, is subject to minimum capital requirements imposed by the Central Bank of Ireland. As of December 2011, this bank was in compliance with all regulatory capital requirements.

The EU and national financial regulators have proposed or adopted numerous market reforms that may impact our businesses. These include stricter capital and liquidity requirements (including the adoption of Basel 2.5, which has resulted in increased capital requirements for market risk for certain of our EU subsidiaries); risk retention and enhanced disclosure requirements for asset-backed security offerings, reporting requirements and restrictions on short selling and credit default swaps, the introduction of standardized execution and clearing, margining and reporting requirements for OTC derivatives, and additional obligations and restrictions on the management and marketing of funds in the EU. In addition, the European Commission, the European Securities Market Authority, the European Banking Authority and the European Insurance and Occupational Pensions Authority are formulating regulatory standards and other measures which will be of increasing importance for our European operations. Certain Goldman Sachs entities are also regulated by the European securities, derivatives and commodities exchanges of which they are members.

Goldman Sachs Japan Co., Ltd. (GSJCL), our regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of December 2011, GSJCL was in compliance with its capital adequacy requirements. GSJCL is also regulated by the Tokyo Stock Exchange, the Osaka Securities Exchange, the Tokyo Financial Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange, Securities and Exchange Surveillance Commission, Bank of Japan, the Ministry of Finance and the Ministry of Economy, Trade and Industry, among others.

Also, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore, the China Securities Regulatory Commission, the Korean Financial Supervisory Service, the Reserve Bank of India, the Securities and Exchange Board of India, the Australian Securities and Investments Commission and the Australian Securities Exchange, among others, regulate various of our subsidiaries and also have capital standards and other requirements comparable to the rules of the SEC.

Various Goldman Sachs entities are regulated by the banking and regulatory authorities in countries in which Goldman Sachs operates, including, among others, Brazil and Dubai. In addition, certain of our insurance subsidiaries are regulated by the Bermuda Monetary Authority.

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

18	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

In addition, we are subject to laws and regulations worldwide, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, relating to corrupt and illegal payments to government officials and others. The obligation of financial institutions, including Goldman Sachs, to identify their clients, to monitor for and report suspicious transactions, to monitor direct and indirect payments to government officials, to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls that have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to substantial liability and regulatory fines.

The SEC, FINRA and regulators in various non-U.S. jurisdictions have imposed both conduct-based and disclosure-based requirements with respect to research reports and research analysts and may impose additional regulations.

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

Available Information

Our internet address is www.gs.com and the investor relations section of our web site is located at www.gs.com/shareholders. We make available free of charge through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (Exchange Act), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, charters for our Audit Committee, Risk Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.

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

Goldman Sachs 2011 Form 10-K	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of changes to the capital and leverage rules applicable to bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings as set forth under “Legal Proceedings” in Note 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K, as well as statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, and statements about our investment banking transaction backlog.

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

20	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Our businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally. In the past several years, these conditions have changed suddenly and, for a period of time, very negatively. In 2008 and through early 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. In 2011, concerns about European sovereign debt risk and its impact on the European banking system, and about U.S. growth and uncertainty regarding the U.S. federal debt ceiling, resulted in significant volatility and declines in the prices of most financial asset classes. In addition, declines in the value of sovereign debt held by financial institutions, as well as increased capital and other regulatory requirements and higher funding costs, have negatively impacted the cost of borrowing and access to debt markets for many financial institutions, including us. Such developments have negatively affected client activity.

Since 2008, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor and public confidence. In addition, there are numerous legislative and regulatory actions that have been taken to deal with what regulators, politicians and others believe to be the root causes of the financial crisis, including laws and regulations relating to financial institution capital requirements and compensation practices, restrictions on the type of activities in which financial institutions are permitted to engage, and generally increased regulatory scrutiny. In some cases, additional taxes have been (or have been proposed to be) imposed on us and certain other financial institutions. Many of the regulations that are required to implement this legislation (including the Dodd-Frank Act) are still being drafted or are not yet in effect; therefore, the exact impact that these regulations will have on our businesses, results of operations and cash flows is presently unclear.

National and local governments continue to face difficult financial conditions due to significant reductions in tax revenues, particularly from corporate and personal income taxes, as well as increased outlays for unemployment benefits due to high unemployment levels and the cost of stimulus programs.

Declines in asset values, the lack of liquidity, general uncertainty about economic and market activities and a lack of consumer, investor and CEO confidence have negatively impacted many of our businesses.

Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, transparent, liquid and efficient capital markets, low inflation, high business and investor confidence, stable geopolitical conditions, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: concerns about sovereign defaults; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; outbreaks of hostilities or other geopolitical instability; corporate, political or other scandals that reduce investor confidence in capital markets; natural disasters or pandemics; or a combination of these or other factors.

Goldman Sachs 2011 Form 10-K	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

If financial markets decline, revenues from our variable annuity products are likely to decrease. In addition, unanticipated changes in reinvestment returns, policy lapses or mortality rates may also impact earnings from our insurance activities.

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

22	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our businesses have been and may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by issuing long-term debt, by accepting deposits at our bank subsidiaries, by issuing promissory notes and commercial paper or by obtaining bank loans or lines of credit. We seek to finance many of our assets on a secured basis, including by entering into repurchase agreements. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.

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

Goldman Sachs 2011 Form 10-K	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as occurred during 2008 and early 2009, and to some extent in 2011, previously uncorrelated indicators may become correlated, or conversely previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets.

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

24	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under certain provisions in some of our trading and collateralized financing contracts. Under these provisions, counterparties could be permitted to terminate contracts with Goldman Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. Certain rating agencies have indicated that the Dodd-Frank Act could result in the rating agencies reducing their assumed level of government support and therefore result in ratings downgrades for certain large financial institutions, including Goldman Sachs. As of December 2011, each of Moody’s Investors Service, Standard & Poor’s Ratings Services and Ratings and Investment Information, Inc. had issued a negative outlook on our long-term credit ratings. As of December 2011, in the event of a one-notch and two-notch downgrade of our credit ratings our counterparties could have called for additional collateral or termination payments in an aggregate amount of $1.30 billion and $2.18 billion, respectively.

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

Goldman Sachs 2011 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Furthermore, Group Inc. has guaranteed the payment obligations of certain of its subsidiaries, including GS&Co., GS Bank USA, GS Bank Europe and GSEC subject to certain exceptions, and has pledged significant assets to GS Bank USA to support obligations to GS Bank USA. In addition, Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. These guarantees may require Group Inc. to provide substantial funds or assets to its subsidiaries or their creditors or counterparties at a time when Group Inc. is in need of liquidity to fund its own obligations. See “Business — Regulation” in Part I, Item 1 of this Form 10-K for a further discussion of regulatory restrictions.

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

26	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation, creditworthiness and price. Over time, there has been substantial consolidation and convergence among companies in the financial services industry. This trend accelerated over recent years as a result of numerous mergers and asset acquisitions among industry participants. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. To the extent we expand into new business areas and new geographic regions, we will face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand. Governments and regulators have recently adopted regulations, imposed taxes or otherwise put forward various proposals that have or may impact our ability to conduct certain of our businesses in a cost-effective manner or at all in certain or all jurisdictions, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage. These or other similar rules, many of which do not apply to all our U.S. or non-U.S. competitors, could impact our ability to compete effectively.

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

Goldman Sachs 2011 Form 10-K	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

28	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

As described further in “Business — Regulation — Banking Regulation” and “Regulation — Compensation Practices” in Part I, Item 1 of this Form 10-K, our compensation practices are subject to review by, and the standards of, the Federal Reserve Board. As a large financial and banking institution, we are subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve Board, the FSA, the FDIC or other regulators worldwide. These limitations, including any imposed by or as a result of future legislation or regulation, may require us to alter our compensation practices in ways that could adversely affect our ability to attract and retain talented employees. We may also be required to make additional disclosure with respect to the compensation of employees, including non-executive officers, in a manner that directly or indirectly results in the identity of such employees and their compensation being made public. Any such additional public disclosure of employee compensation may also make it difficult to attract and retain talented employees.

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

There is also the risk that new laws or regulations or changes in enforcement of existing laws or regulations applicable to our businesses or those of our clients, including capital, liquidity and margin requirements, tax burdens and compensation restrictions, could be imposed on a limited subset of financial institutions (either based on size, activities, geography or other criteria), which may adversely affect our ability to compete effectively with other institutions that are not affected in the same way. In addition, regulation imposed on financial institutions or market participants generally, such as taxes on financial transactions, could adversely impact levels of market activity more broadly, and thus impact our businesses.

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

U.S. and non-U.S. regulatory developments, in particular the Dodd-Frank Act and Basel 3, will significantly alter the regulatory framework within which we operate and may adversely affect our competitive position and profitability. Among the aspects of the Dodd-Frank Act most likely to affect our businesses are: the prohibition on proprietary trading and the limitation on the sponsorship of, and investment in, hedge funds and private equity funds by bank holding companies and other banking entities; increased capital requirements; increased regulation of and restrictions on over-the-counter derivatives markets and transactions; limitations on incentive compensation; the prohibition on certain swaps-based activities through an insured depository institution; limitations on affiliate transactions; the establishment and annual updating of a resolution plan; the creation of a new systemic oversight body, the FSOC; increased deposit insurance assessments; and increased standards of care for broker-dealers in dealing with clients. The implementation of higher capital requirements, the liquidity coverage ratio and the net stable funding ratio under Basel 3 may adversely affect our profitability and competitive position, particularly if the requirements do not apply, or do not apply equally, to our competitors or are not implemented uniformly across jurisdictions.

Goldman Sachs 2011 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, the attorneys general of a number of states have filed lawsuits against financial institutions alleging, among other things, that the centralized system of recording mortgages and designating a common entity as the mortgage holder is in violation of state law, and other authorities have indicated that they are contemplating similar actions. If this system and related practices are deemed invalid, it may call into question the validity or enforceability of certain mortgage-related obligations under securitizations and other transactions in which we have participated, negatively impact the market for mortgages and mortgage-related products and our mortgage-related activities, or subject us to additional costs or penalties.

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

As our client base and our geographical reach expands, developing and maintaining our operational systems and infrastructure becomes increasingly challenging. Our financial, accounting, data processing or other operational systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, adversely affecting our ability to process these transactions or provide these services. We must continuously update these systems to support our operations and growth and to respond to changes in regulations and markets. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.

In addition, we also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions, and as our interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

30	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Despite the resiliency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, satellite, undersea cable or other communications, internet, transportation or other services facilities used by us or third parties with which we conduct business. These disruptions may occur as a result of events that affect only our buildings or systems or those of such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings or systems are located.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. We are regularly the target of attempted cyber attacks and must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could result in significant losses or reputational damage. We expect to expend significant additional resources on an ongoing basis to modify our protective measures and to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

We routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and prevent against cyber attacks, but we do not have, and may be unable to put in place, secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action and reputational harm.

Goldman Sachs 2011 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause us significant reputational harm, which in turn could seriously harm our business prospects.

We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. See “Legal Proceedings” in Part I, Item 3 of this Form 10-K for a discussion of certain legal proceedings in which we are involved. Our experience has been that legal claims by customers and clients increase in a market downturn and that employment-related claims increase following periods in which we have reduced our staff.

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

32	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our commodities-related activities are also subject to the risk of unforeseen or catastrophic events, many of which are outside of our control, including breakdown or failure of power generation equipment, transmission lines, transport vessels, storage facilities or other equipment or processes or other mechanical malfunctions, fires, leaks, spills or release of hazardous substances, performance below expected levels of output or efficiency, terrorist attacks, natural disasters or other hostile or catastrophic events. In addition, we rely on third-party suppliers or service providers to perform their contractual obligations and any failure on their part, including the failure to obtain raw materials at reasonable prices or to safely transport or store commodities, could adversely affect our activities. Also, we may not be able to obtain insurance to cover some of these risks and the insurance that we have may be inadequate to cover our losses.

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

In addition, there have been a number of highly publicized cases around the world, involving actual or alleged fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. This misconduct has included and may include in the future the theft of proprietary information, including proprietary software. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity have not been and may not be effective in all cases.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks or natural disasters, could create economic and financial disruptions, could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

Goldman Sachs 2011 Form 10-K	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In our life and our property catastrophe insurance activities, losses related to unforeseen or catastrophic events could significantly exceed the related reserves and reinsurance proceeds.

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

We have offices at 30 Hudson Street in Jersey City, New Jersey, which we own and which include approximately 1.6 million gross square feet of office space, and we own over 700,000 square feet of additional commercial space spread among four locations in New York and New Jersey. We lease approximately 1.1 million rentable square feet in the New York Metropolitan Area.

We have additional offices in the U.S. and elsewhere in the Americas, which together comprise approximately 2.2 million rentable square feet of leased space.

In Europe, the Middle East and Africa, we have offices that total approximately 2.0 million rentable square feet of leased space. Our European headquarters is located in London at Peterborough Court, pursuant to a lease expiring in 2026. In total, we lease approximately 1.6 million rentable square feet in London through various leases, relating to various properties.

In Asia (including India), Australia and New Zealand, we have offices that total approximately 2.1 million rentable square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Tokyo, we currently lease approximately 400,000 rentable square feet, the majority of which will expire in 2018. In Hong Kong, we currently lease approximately 340,000 rentable square feet under lease agreements, the majority of which will expire in 2017.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance-Sheet Arrangements and Contractual Obligations — Contractual Obligations” in Part II, Item 7 of this Form 10-K for a discussion of exit costs we may incur in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth.

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

Item 4. Mine Safety Disclosures

Not applicable.

34	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Executive Officers of The Goldman Sachs Group, Inc.

Set forth below are the name, age, present title, principal occupation and certain biographical information as of February 1, 2012 for our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Lloyd C. Blankfein, 57

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

Alan M. Cohen, 61

Mr. Cohen has been an Executive Vice President of Goldman Sachs and our Global Head of Compliance since February 2004. From 1991 until January 2004, he was a partner in the law firm of O’Melveny & Myers LLP. He is affiliated with certain non-profit organizations, including as a board member of the New York Stem Cell Foundation.

Gary D. Cohn, 51

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

Edith W. Cooper, 50

Ms. Cooper has been an Executive Vice President of Goldman Sachs since April 2011 and our Global Head of Human Capital Management since March 2008. From 2002 to 2008, she served in various positions at the firm, including sales management within the Securities Division. In 2002, she was responsible for the firm’s Futures business and, prior to that, she was co-head of the commodities business in Europe and Asia.

J. Michael Evans, 54

Mr. Evans has been the global head of Growth Markets since January 2011, a Vice Chairman of Goldman Sachs since February 2008 and chairman of Goldman Sachs Asia since 2004. Prior to becoming a Vice Chairman, he had served as global co-head of Goldman Sachs’ securities business since 2003. Previously, he had been co-head of the Equities Division since 2001. Mr. Evans serves as a trustee of the Bendheim Center for Finance at Princeton University, serves as Chairman of the Board of Right to Play, USA, is a member of the Board of City Harvest and is a trustee of The Asia Society.

Goldman Sachs 2011 Form 10-K	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Gregory K. Palm, 63

Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and our General Counsel and head or co-head of the Legal Department since May 1992.

John F.W. Rogers, 55

Mr. Rogers has been an Executive Vice President of Goldman Sachs since April 2011 and Chief of Staff and Secretary to the Board of Directors of Goldman Sachs since November 2001. He joined the firm in 1994 in the Fixed Income division and served in various positions from 1994 to 2001. Prior to joining Goldman Sachs, he was a senior fellow at the Baker Institute at Rice University, having served as Under Secretary of State for Management at the U.S. Department of State from 1991 to 1993. From 1988 to 1991, he was Executive Vice President of the Oliver Carr Company and, prior to that, Assistant Secretary of the Treasury from 1985 to 1987 and Assistant to the President for Management and Administration from 1981 to 1985. Mr. Rogers is chairman of the boards of the Goldman Sachs Foundation and Goldman Sachs Gives.

Michael S. Sherwood, 46

Mr. Sherwood has been a Vice Chairman of Goldman Sachs since February 2008 and co-chief executive officer of Goldman Sachs International since 2005. Prior to becoming a Vice Chairman, he had served as global co-head of Goldman Sachs’ securities business since 2003. Prior to that, he had been head of the Fixed Income, Currency and Commodities Division in Europe since 2001.

David A. Viniar, 56

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

John S. Weinberg, 54

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

36	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during fiscal 2010 and 2011 is set forth under the heading “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of this Form 10-K. As of February 17, 2012, there were 13,340 holders of record of our common stock.

During fiscal 2010 and fiscal 2011, dividends of $0.35 per common share were declared on January 19, 2010, April 19, 2010, July 19, 2010, October 18, 2010, January 18, 2011, April 18, 2011, July 18, 2011 and October 17, 2011. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by the Board of Directors of Group Inc. (Board).

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

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of our fiscal year ended December 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs [1]
Month #1 (October 1, 2011 to October 31, 2011)	1,700,868	$105.83	1,700,868	71,038,522
Month #2 (November 1, 2011 to November 30, 2011)	5,219,606	$96.59	5,219,606	65,818,916
Month #3 (December 1, 2011 to December 31, 2011)	2,295,716	$97.58	2,295,577	63,523,339
Total	9,216,190		9,216,051

1.

On March 21, 2000, we announced that our Board had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 325 million shares by resolutions of our Board adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006, December 17, 2007 and July 18, 2011. We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital position (i.e., comparisons of our desired level and composition of capital to our actual level and composition of capital) and its issuance of shares resulting from employee share-based compensation, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date. Any repurchase of our common stock requires approval by the Federal Reserve Board.

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this Form 10-K.

Item 6. Selected Financial Data

The Selected Financial Data table is set forth under Part II, Item 8 of this Form 10-K.

Goldman Sachs 2011 Form 10-K	37

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

38	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

We report our activities in four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. See “Results of Operations” below for further information about our business segments.

When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean Group Inc., a Delaware corporation, and its consolidated subsidiaries.

References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2011. All references to 2011, 2010 and 2009 refer to our years ended, or the dates, as the context requires, December 31, 2011, December 31, 2010 and December 31, 2009, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Goldman Sachs 2011 Form 10-K	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Executive Overview

The firm generated net earnings of $4.44 billion for 2011, compared with $8.35 billion and $13.39 billion for 2010 and 2009, respectively. Our diluted earnings per common share were $4.51 for the year ended December 2011, compared with $13.18 1 for the year ended December 2010 and $22.13 for the year ended December 2009. Return on average common shareholders’ equity (ROE) 2 was 3.7% for 2011, compared with 11.5% 1 for 2010 and 22.5% for 2009. During 2011, we redeemed the 50,000 shares of our 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock) held by Berkshire Hathaway Inc. and certain of its subsidiaries (collectively, Berkshire Hathaway). Excluding the impact of the $1.64 billion preferred dividend related to this redemption, diluted earnings per common share were $7.46 3 and ROE was 5.9% 3 for 2011.

Book value per common share was $130.31 and tangible book value per common share 4 was $119.72 as of December 2011, both approximately 1% higher compared with the end of 2010. During the year, the firm repurchased 47.0 million shares of its common stock for a total cost of $6.04 billion. Our Tier 1 capital ratio under Basel 1 was 13.8% and our Tier 1 common ratio under Basel 1 5 was 12.1% as of December 2011.

2011 versus 2010. The firm generated net revenues of $28.81 billion for 2011. These results reflected significantly lower net revenues in Investing & Lending and Institutional Client Services, as well as lower net revenues in Investment Banking, compared with 2010. Net revenues in Investment Management were essentially unchanged compared with 2010.

An overview of net revenues for each of our business segments is provided below.

Investment Banking

The decrease in Investment Banking primarily reflected lower net revenues in our Underwriting business. Net revenues in equity underwriting were significantly lower than 2010, principally due to a decline in industry-wide activity. Net revenues in debt underwriting were essentially unchanged compared with 2010. Net revenues in Financial Advisory decreased slightly compared with 2010.

Institutional Client Services

The decrease in Institutional Client Services compared with 2010 reflected significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution. Although activity levels in Fixed Income, Currency and Commodities Client Execution during 2011 were generally consistent with 2010 levels, and results were solid during the first quarter of 2011, the environment during the remainder of 2011 was characterized by broad market concerns and uncertainty, resulting in volatile markets and significantly wider credit spreads, which contributed to difficult market-making conditions and led to reductions in risk by us and our clients. As a result of these conditions, net revenues across the franchise were lower, including significant declines in mortgages and credit products, compared with 2010.

Net revenues in Equities were slightly higher compared with 2010. During 2011, average volatility levels increased and equity prices in Europe and Asia declined significantly, particularly during the third quarter. The increase in net revenues reflected higher commissions and fees, primarily due to higher transaction volumes, particularly during the third quarter of 2011. In addition, net revenues in securities services increased compared with 2010, reflecting the impact of higher average customer balances. Equities client execution net revenues were lower than 2010, primarily reflecting significantly lower net revenues in shares.

40	Goldman Sachs 2011 Form 10-K
1.

Excluding the impact of the $465 million related to the U.K. bank payroll tax, the $550 million related to the SEC settlement and the $305 million impairment of our New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights, diluted earnings per common share were $15.22 and ROE was 13.1% for 2010. We believe that presenting our 2010 results excluding the impact of these items is meaningful because it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding these items are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share and ROE excluding the impact of these items.

2.	See “Results of Operations — Financial Overview” below for further information about our calculation of ROE.

3.

We believe that presenting our 2011 results excluding the impact of the $1.64 billion preferred dividend related to the redemption of our Series G Preferred Stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) is meaningful because it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding this item are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share and ROE excluding the impact of this dividend.

4.

Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Equity Capital — Other Capital Metrics” below for further information about our calculation of tangible book value per common share.

5.

Tier 1 common ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Equity Capital — Consolidated Regulatory Capital Ratios” below for further information about our Tier 1 common ratio.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investing & Lending

Net revenues in Investing & Lending were $2.14 billion and $7.54 billion for 2011 and 2010, respectively. Results for 2011 included a loss of $517 million from our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC) and net gains of $1.12 billion from other investments in equities, primarily in private equity positions, partially offset by losses from public equities. In addition, Investing & Lending included net revenues of $96 million from debt securities and loans. This amount includes approximately $1 billion of unrealized losses related to relationship lending activities, including the effect of hedges, offset by net interest income and net gains from other debt securities and loans. Results for 2011 also included other net revenues of $1.44 billion, principally related to our consolidated entities held for investment purposes.

Investment Management

Net revenues in Investment Management were essentially unchanged compared with 2010, primarily due to higher management and other fees, reflecting favorable changes in the mix of assets under management, offset by lower incentive fees. During the year, assets under management decreased $12 billion to $828 billion, reflecting net outflows of $17 billion, partially offset by net market appreciation of $5 billion. Net outflows primarily reflected outflows in fixed income and equity assets, partially offset by inflows in money market assets.

2010 versus 2009. The firm generated net revenues of $39.16 billion for 2010, despite a challenging operating environment. These results reflected significantly lower net revenues in Institutional Client Services and slightly lower net revenues in Investment Banking compared with 2009. These decreases were partially offset by significantly higher net revenues in Investing & Lending and higher net revenues in Investment Management.

An overview of net revenues for each of our business segments is provided below.

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

Institutional Client Services

The decrease in Institutional Client Services reflected significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution and, to a lesser extent, Equities. During 2010, Fixed Income, Currency and Commodities Client Execution operated in a challenging environment characterized by lower client activity levels, which reflected broad market concerns including European sovereign debt risk and uncertainty over regulatory reform, as well as tighter bid/offer spreads. The decrease in net revenues compared with a particularly strong 2009 primarily reflected significantly lower results in interest rate products, credit products, commodities and, to a lesser extent, currencies. These decreases were partially offset by higher net revenues in mortgages, as 2009 included approximately $1 billion of losses related to commercial mortgage loans.

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

Goldman Sachs 2011 Form 10-K	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investing & Lending

Net revenues in Investing & Lending were $7.54 billion and $2.86 billion for 2010 and 2009, respectively. During 2010, an increase in global equity markets and tighter credit spreads provided a favorable backdrop for our Investing & Lending business. Results in Investing & Lending for 2010 included a gain of $747 million from our investment in the ordinary shares of ICBC, a net gain of $2.69 billion from other investments in equities, a net gain of $2.60 billion from debt securities and loans and other net revenues of $1.51 billion, principally related to our consolidated entities held for investment purposes.

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

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and other factors. For a further discussion of the factors that may affect our future operating results, see “Certain Risk Factors That May Affect Our Businesses” below, as well as “Risk Factors” in Part I, Item 1A of this Form 10-K.

42	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global economic growth generally moderated in 2011, as real gross domestic product (GDP) grew in most major economies and emerging markets, but at a slower pace than in 2010. Certain unfavorable market conditions that emerged in 2010 continued during the year, including concerns about European sovereign debt risk and uncertainty regarding financial regulatory reform. Additional concerns that emerged during the first half of the year that affected our businesses included political unrest in the Middle East, the earthquake and tsunami in Japan and inflation in emerging markets. During the second half of the year, concerns about European sovereign debt risk and its impact on the European banking system intensified, while concerns about U.S. growth and the uncertainty regarding the U.S. federal debt ceiling emerged, contributing to higher volatility levels, significantly lower global equity prices and significantly wider corporate credit spreads. This prompted the U.S. Federal Reserve and the European Central Bank to announce easing measures in order to stimulate economic growth in the U.S. and to alleviate concerns about Europe. Industry-wide completed and announced mergers and acquisitions volumes increased compared with 2010, but declined during the second half of the year. Industry-wide equity and equity-related offerings and industry-wide debt offerings both decreased compared with 2010, including significant declines during the second half of the year. For a further discussion of how market conditions affect our businesses, see “Certain Risk Factors That May Affect Our Businesses” below as well as “Risk Factors” in Part I, Item 1A of this Form 10-K.

Global

During 2011, real GDP growth declined in most major economies and emerging markets. The slowdown in economic growth primarily reflected slower growth in domestic demand compared with 2010, while international trade continued to grow strongly during 2011. Unemployment levels declined slightly compared with 2010, although the rate of unemployment remained elevated in some economies. During 2011, the U.S. Federal Reserve, the Bank of England and the Bank of Japan left interest rates unchanged, while the European Central Bank increased and then reduced its interest rate during the year, ending the year unchanged compared with 2010. In addition, the People’s Bank of China increased its one-year benchmark lending rate during the year. The price of crude oil increased during 2011. The U.S. dollar strengthened against the Euro and was essentially unchanged against the British pound, while it weakened against the Japanese yen.

United States

In the United States, real GDP increased by 1.7% in 2011, compared with an increase of 3.0% in 2010. Growth moderated, primarily reflecting a decline in government spending and reduced growth in exports, although business investment and consumer expenditure increased. Business and consumer confidence declined during most of the year, primarily reflecting increased global economic concerns and uncertainties. In addition, residential investment remained weak and measures of core inflation increased during the year from low levels. Growth in industrial production decreased, primarily reflecting the impact of supply-chain disruptions associated with Japan earlier in the year. The unemployment rate declined slightly during the year, although it remained high. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% during the year. In addition, the U.S. Federal Reserve concluded quantitative easing measures that included the purchase of significant amounts of U.S. Treasury debt and announced further easing measures by extending the duration of the U.S. Treasury debt it holds. The yield on the 10-year U.S. Treasury note fell by 141 basis points during 2011 to 1.89%. In equity markets, the Dow Jones Industrial Average increased by 6%, while the NASDAQ Composite Index decreased by 2% and the S&P 500 Index ended the year essentially unchanged.

Goldman Sachs 2011 Form 10-K	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Europe

Real GDP in the Euro area economies increased by an estimated 1.6% in 2011, compared with an increase of 1.8% in 2010. Growth moderated slightly, primarily reflecting reduced growth in consumer expenditure and exports, although fixed investment increased. Surveys of business and consumer confidence deteriorated over the course of the year. Measures of core inflation increased during the year from low levels. Concerns about fiscal challenges in several Euro area economies intensified during the year, weighing on economic growth in these economies and on risk appetite more broadly. In addition, concerns about European sovereign debt risk contributed to higher market volatility and funding pressures. The European Central Bank and governments in the Euro area took a range of policy measures to address these issues. The European Central Bank increased its main refinancing operations rate by 25 basis points during both the second and third quarters, but reversed these increases during the fourth quarter, such that the rate ended the year at 1.00%, unchanged compared with the end of 2010. In the United Kingdom, real GDP increased by 0.8% for 2011, compared with an increase of 2.1% in 2010. The Bank of England maintained its official bank rate at 0.50% during the year. Long-term government bond yields generally declined during the year, although long-term government bond yields in certain Euro area economies increased significantly. In addition, spreads between German bond yields and those of most Euro area economies widened during the year. The Euro depreciated by 3% and the British pound was essentially unchanged against the U.S. dollar. The Euro Stoxx 50 Index and the CAC 40 Index both declined by 17%, while the DAX Index and the FTSE 100 Index decreased by 15% and 6%, respectively, compared with the end of 2010.

Asia

In Japan, real GDP decreased by 0.9% in 2011, compared with an increase of 4.4% in 2010. Net exports and business investment declined during the year due to the economic impact of the earthquake and tsunami in the first quarter. Measures of inflation remained negative during 2011. The Bank of Japan maintained its target overnight call rate at a range of zero to 0.10% and the yield on 10-year Japanese government bonds fell by 14 basis points to 0.99%. The Japanese yen appreciated by 5% against the U.S. dollar. The Nikkei 225 Index decreased by 17% during the year. In China, real GDP increased by 9.2% in 2011 compared with an increase of 10.4% in 2010. Growth moderated, primarily reflecting a slowdown in net exports and fixed investment growth, although consumer spending increased. Measures of inflation increased significantly during 2011, reflecting the impact of higher food and energy prices, but decreased towards the end of the year. The People’s Bank of China raised its one-year benchmark lending rate by 75 basis points to 6.56% and increased the reserve requirement ratio by 250 basis points during the year. In addition, the Chinese yuan appreciated by 4% against the U.S. dollar and the Shanghai Composite Index decreased by 22% during 2011. In India, real GDP increased by an estimated 6.9% in 2011 compared with an increase of 8.5% in 2010. Growth moderated, primarily reflecting a slowdown in consumer expenditure and fixed investment growth. The rate of wholesale inflation remained at elevated levels, but decreased during the year. The Indian rupee depreciated by 19% against the U.S. dollar. Equity markets in Hong Kong and India declined significantly and equity markets in South Korea ended the year lower.

Other Markets

In Brazil, real GDP increased by an estimated 3.0% in 2011, compared with an increase of 7.5% in 2010. Growth moderated, primarily reflecting a slowdown in investment and consumer expenditure growth. The Brazilian real weakened against the U.S. dollar. Brazilian equity prices ended the year significantly lower compared with the end of 2010. In Russia, real GDP increased by an estimated 4.2% in 2011, compared with an increase of 4.0% in 2010. Growth was driven by an increase in domestic demand, particularly during the second half of the year. The Russian ruble weakened against the U.S. dollar and Russian equity prices ended the year significantly lower compared with the end of 2010.

44	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the hierarchy under U.S. generally accepted accounting principles (U.S. GAAP) gives (i) the highest priority to unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities (level 1 inputs), (ii) the next priority to inputs other than level 1 inputs that are observable, either directly or indirectly (level 2 inputs), and (iii) the lowest priority to inputs that cannot be observed in market activity (level 3 inputs). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

The fair values for substantially all of our financial assets and financial liabilities are based on observable prices and inputs and are classified in levels 1 and 2 of the hierarchy. Certain level 2 and level 3 financial assets and financial liabilities may require appropriate valuation adjustments that a market participant would require to arrive at fair value for factors such as counterparty and the firm’s credit quality, funding risk, transfer restrictions, liquidity and bid/offer spreads. Valuation adjustments are generally based on market evidence.

Instruments categorized within level 3 of the fair value hierarchy, which represent approximately 5% of the firm’s total assets, require one or more significant inputs that are not observable. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs 2011 Form 10-K	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

•

Relative Value Analyses. Market-based transactions are analyzed to determine the similarity, measured in terms of risk, liquidity and return, of one instrument relative to another or, for a given instrument, of one maturity relative to another.

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

Review of Net Revenues. Independent control and support functions ensure adherence to our pricing policy through a combination of daily procedures, including the explanation and attribution of net revenues based on the underlying factors. Through this process we independently validate net revenues, identify and resolve potential fair value or trade booking issues on a timely basis and ensure that risks are being properly categorized and quantified.

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

46	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Level 3 Financial Assets at Fair Value. The table below presents financial assets measured at fair value and the amount of such assets that are classified within level 3 of the fair value hierarchy.

Total level 3 financial assets were $47.94 billion and $45.38 billion as of December 2011 and December 2010, respectively.

See Notes 5 through 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about changes in level 3 financial assets and fair value measurements.

	As of December 2011		As of December 2010
in millions	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$13,440	$—	$11,262	$—
U.S. government and federal agency obligations	87,040	—	84,928	—
Non-U.S. government obligations	49,205	148	40,675	—
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	6,699	3,346	7,510	3,976
Loans and securities backed by residential real estate	7,592	1,709	9,532	2,501
Bank loans and bridge loans	19,745	11,285	18,039	9,905
Corporate debt securities	22,131	2,480	24,719	2,737
State and municipal obligations	3,089	599	2,792	754
Other debt obligations	4,362	1,451	3,232	1,274
Equities and convertible debentures	65,113	13,667	67,833	11,060
Commodities	5,762	—	13,138	—
Total cash instruments	284,178	34,685	283,660	32,207
Derivatives	80,028	11,900	73,293	12,772
Financial instruments owned, at fair value	364,206	46,585	356,953	44,979
Securities segregated for regulatory and other purposes	42,014	—	36,182	—
Securities purchased under agreements to resell	187,789	557	188,355	100
Securities borrowed	47,621	—	48,822	—
Receivables from customers and counterparties	9,682	795	7,202	298
Total	$651,312	$47,937	$637,514	$45,377

Goldman Sachs 2011 Form 10-K	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Goodwill and Identifiable Intangible Assets

Goodwill. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed annually for impairment, or more frequently if events occur or circumstances change that indicate an impairment may exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment are not conclusive, a quantitative goodwill impairment test is performed by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value based on valuation techniques we believe market participants would use (i.e., observable price-to-earnings multiples and price-to-book multiples). We derive the net book value by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. Estimating the fair value of our reporting units requires management to make judgments. Critical inputs include (i) projected earnings, (ii) estimated long-term growth rates and (iii) cost of equity.

During the second half of 2011, consistent with the decline in stock prices in the broader financial services sector, our stock price declined and throughout most of this period, our market capitalization was below book value. Accordingly, we performed a quantitative impairment test during the fourth quarter of 2011 and determined that goodwill was not impaired. The estimated fair value of our reporting units in which we hold substantially all of our goodwill significantly exceeded the estimated carrying values. We believe that it is appropriate to consider market capitalization, among other factors, as an indicator of fair value over a reasonable period of time.

If the current economic market conditions persist and if there is a prolonged period of weakness in the business environment and financial markets, our earnings may be adversely affected, which could result in an impairment of goodwill in the future. In addition, significant changes to other critical inputs of the goodwill impairment test (e.g., cost of equity) could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

See Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about amendments to the accounting guidance for goodwill impairment testing and Note 13 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for the carrying value of our goodwill.

Identifiable Intangible Assets. We amortize our identifiable intangible assets (i) over their estimated lives, (ii) based on economic usage or (iii) in proportion to estimated gross profits or premium revenues. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable.

An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. See Note 13 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for the carrying value and estimated remaining lives of our identifiable intangible assets by major asset class and impairments of our identifiable intangible assets.

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

48	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements, and the accounting for goodwill and identifiable intangible assets, the use of estimates and assumptions is also important in determining provisions for losses that may arise from litigation, regulatory proceedings and tax audits.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. In accounting for income taxes, we estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under FASB Accounting Standards

Codification 740. See Note 24 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about accounting for income taxes.

Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. See Notes 18 and 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information on certain judicial, regulatory and legal proceedings.

Goldman Sachs 2011 Form 10-K	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Financial Overview

The table below presents an overview of our financial results.

	Year Ended December
$ in millions, except per share amounts	2011	2010	2009
Net revenues	$28,811	$39,161	$45,173
Pre-tax earnings	6,169	12,892	19,829
Net earnings	4,442	8,354	13,385
Net earnings applicable to common shareholders	2,510	7,713	12,192
Diluted earnings per common share	4.51	13.18	22.13
Return on average common shareholders’ equity [1]	3.7%	11.5%	22.5%
Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend [2]	$7.46	N/A	N/A
Return on average common shareholders’ equity, excluding the impact of the Series G Preferred Stock dividend [2]	5.9%	N/A	N/A
Diluted earnings per common share, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment [3]	N/A	$15.22	N/A
Return on average common shareholders’ equity, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment [3]	N/A	13.1%	N/A

1.	ROE is computed by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the Year Ended December
in millions	2011	2010	2009
Total shareholders’ equity	$72,708	$74,257	$65,527
Preferred stock	(3,990)	(6,957)	(11,363)
Common shareholders’ equity	$68,718	$67,300	$54,164

2.

We believe that presenting our results excluding the impact of the $1.64 billion Series G Preferred Stock dividend is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding this item are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of this dividend.

in millions, except per share amount	Year Ended December 2011
Net earnings applicable to common shareholders	$2,510
Impact of the Series G Preferred Stock dividend	1,643
Net earnings applicable to common shareholders, excluding the impact of the Series G Preferred Stock dividend	4,153
Divided by: average diluted common shares outstanding	556.9
Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend	$ 7.46

in millions	Average for the Year Ended December 2011
Total shareholders’ equity	$72,708
Preferred stock	(3,990)
Common shareholders’ equity	68,718
Impact of the Series G Preferred Stock dividend	1,264
Common shareholders’ equity, excluding the impact of the Series G Preferred Stock dividend	$69,982

50	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

3.

We believe that presenting our results excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding these items are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of these items.

in millions, except per share amounts	Year Ended December 2010
Net earnings applicable to common shareholders	$ 7,713
Impact of the U.K. bank payroll tax	465
Pre-tax impact of the SEC settlement	550
Tax impact of the SEC settlement	(6)
Pre-tax impact of the NYSE DMM rights impairment	305
Tax impact of the NYSE DMM rights impairment	(118)
Net earnings applicable to common shareholders, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment	8,909
Divided by: average diluted common shares outstanding	585.3
Diluted earnings per common share, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment	$ 15.22

in millions	Average for the Year Ended December 2010
Total shareholders’ equity	$74,257
Preferred stock	(6,957)
Common shareholders’ equity	67,300
Impact of the U.K. bank payroll tax	359
Impact of the SEC settlement	293
Impact of the NYSE DMM rights impairment	14
Common shareholders’ equity, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment	$67,966

Goldman Sachs 2011 Form 10-K	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues

2011 versus 2010. Net revenues were $28.81 billion for 2011, 26% lower than 2010, reflecting significantly lower net revenues in Investing & Lending and Institutional Client Services, as well as lower net revenues in Investment Banking. Net revenues in Investment Management were essentially unchanged compared with 2010.

2010 versus 2009. Net revenues were $39.16 billion for 2010, 13% lower than 2009, reflecting significantly lower net revenues in Institutional Client Services and slightly lower net revenues in Investment Banking. These decreases were partially offset by significantly higher net revenues in Investing & Lending and higher net revenues in Investment Management.

Net Interest Income

2011 versus 2010. Net interest income was $5.19 billion for 2011, 6% lower than 2010. The decrease compared with 2010 was primarily due to higher interest expense related to our long-term borrowings and higher dividend expense related to financial instruments sold, but not yet purchased, partially offset by an increase in interest income from higher yielding collateralized agreements.

2010 versus 2009. Net interest income was $5.50 billion for 2010, 26% lower than 2009. The decrease compared with 2009 was primarily due to lower average fixed income assets, most notably U.S. federal agency obligations, higher interest expense related to our long-term borrowings and tighter securities lending spreads.

Non-interest Revenues

Investment banking

Investment banking revenues reflected an operating environment generally characterized by significant declines in industry-wide underwriting and mergers and acquisitions activity levels during the second half of 2011. These declines reflected increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk, which contributed to a significant widening in credit spreads, a sharp increase in volatility levels and a significant decline in global equity markets during the second half of 2011. If these concerns continue or if equity markets decline further, resulting in lower levels of client activity, revenues in investment banking would likely continue to be negatively impacted.

2011 versus 2010. Investment banking revenues on the consolidated statement of earnings were $4.36 billion for 2011, 9% lower than 2010, primarily reflecting lower revenues in our underwriting business. Revenues in equity underwriting were significantly lower than 2010, principally due to a decline in industry-wide activity. Revenues in debt underwriting were essentially unchanged compared with 2010. Revenues in financial advisory decreased slightly compared with 2010.

2010 versus 2009. Investment banking revenues on the consolidated statement of earnings were $4.81 billion for 2010, 3% lower than 2009, reflecting lower revenues in our underwriting business, partially offset by higher revenues in financial advisory. The decline in underwriting reflected lower revenues in equity underwriting, principally due to a decline in client activity in comparison to 2009, which included significant capital-raising activity by financial institution clients. Revenues in debt underwriting were essentially unchanged compared with 2009. Revenues in financial advisory increased compared with 2009, primarily reflecting an increase in client activity.

Investment management

During the first half of 2011, investment management revenues reflected an operating environment generally characterized by improved asset prices and a shift in investor assets away from money markets in favor of asset classes with potentially higher risk and returns. However, during the second half of 2011, asset prices declined, particularly in equities, in part driven by increased uncertainty regarding the global economic outlook. Declining asset prices and economic uncertainty contributed to investors shifting assets away from asset classes with potentially higher risk and returns to asset classes with lower risk and returns. If asset prices continue to decline or investors continue to favor lower risk asset classes or withdraw their assets, investment management revenues would likely continue to be negatively impacted.

2011 versus 2010. Investment management revenues on the consolidated statement of earnings were $4.69 billion for 2011, essentially unchanged compared with 2010, primarily due to higher management and other fees, reflecting favorable changes in the mix of assets under management, offset by lower incentive fees.

52	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2010 versus 2009. Investment management revenues on the consolidated statement of earnings were $4.67 billion for 2010, 10% higher than 2009, primarily reflecting higher incentive fees across our alternative investment products. Management and other fees also increased, reflecting favorable changes in the mix of assets under management, as well as the impact of appreciation in the value of client assets.

Commissions and fees

Broad market concerns and uncertainties that emerged during 2010, including concerns about European sovereign debt risk and the weakened state of global economies, heightened during 2011. These concerns and uncertainties resulted in an increase in average volatility levels and significantly lower equity prices in Europe and Asia, particularly during the third quarter of 2011. The macro challenges during the year resulted in volatile markets, which contributed to higher transaction volumes and fees. If these concerns and uncertainties continue, but were to result in lower transaction volumes, commissions and fees would likely be negatively impacted.

2011 versus 2010. Commissions and fees on the consolidated statement of earnings were $3.77 billion for 2011, 6% higher than 2010, reflecting higher transaction volumes, particularly during the third quarter of 2011.

2010 versus 2009. Commissions and fees on the consolidated statement of earnings were $3.57 billion for 2010, 7% lower than 2009, primarily reflecting lower client activity levels.

Market making

During 2011, market-making revenues were negatively impacted by increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk, and its impact on the European banking system and global financial institutions. These conditions also impacted expectations for economic prospects in the U.S. and were reflected in equity and debt markets more broadly. In addition, the downgrade in credit ratings of the U.S. government and federal agencies and many financial institutions during the second half of 2011 contributed to further uncertainty in the markets. These concerns, as well as other broad market concerns, such as uncertainty over financial regulatory reform, continued to have a negative impact on market-making revenues during 2011. If these concerns continue, and market-making conditions remain challenging, market-making revenues would likely continue to be negatively impacted.

2011 versus 2010. Market-making revenues on the consolidated statement of earnings were $9.29 billion for 2011, 32% lower than 2010. Although activity levels during 2011 were generally consistent with 2010 levels, and results were solid during the first quarter of 2011, the environment during the remainder of 2011 was characterized by broad market concerns and uncertainty, resulting in volatile markets and significantly wider credit spreads, which contributed to difficult market-making conditions and led to reductions in risk by us and our clients. As a result of these conditions, revenues across most of our major market-making activities were lower during 2011 compared with 2010.

2010 versus 2009. Market-making revenues on the consolidated statement of earnings were $13.68 billion for 2010, 38% lower than 2009. During 2010, market-making revenues were negatively impacted by lower client activity levels, which reflected broad market concerns including European sovereign debt risk and uncertainty over regulatory reform, as well as tighter bid/offer spreads. The decrease in revenues compared with a particularly strong 2009 primarily reflected lower results across most of our major market-making activities. These decreases were partially offset by higher revenues in mortgages, as 2009 included significant losses related to commercial mortgage loans.

Other principal transactions

During 2011, other principal transactions results reflected an operating environment characterized by a significant decline in equity markets in Europe and Asia, and unfavorable credit markets that were negatively impacted by increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk. If equity markets decline further and credit spreads widen further, other principal transactions revenues would likely continue to be negatively impacted.

Goldman Sachs 2011 Form 10-K	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2011 versus 2010. Other principal transactions revenues on the consolidated statements of earnings were $1.51 billion and $6.93 billion for 2011 and 2010, respectively. Results for 2011 included a loss from our investment in the ordinary shares of ICBC and net gains from other investments in equities, primarily in private equity positions, partially offset by losses from public equities. In addition, revenues in other principal transactions included net losses from debt securities and loans, primarily reflecting approximately $1 billion of unrealized losses related to relationship lending activities, including the effect of hedges, partially offset by net gains from other debt securities and loans. Results for 2011 also included revenues related to our consolidated entities held for investment purposes.

2010 versus 2009. Other principal transactions revenues on the consolidated statements of earnings were $6.93 billion and $2.62 billion for 2010 and 2009, respectively. During 2010, an increase in global equity markets and tighter credit spreads provided a favorable backdrop for other principal transactions revenues. Results for 2010 included a gain from our investment in the ordinary shares of ICBC, net gains from other investments in equities, net gains from debt securities and loans and revenues related to our consolidated entities held for investment purposes. Results for 2009 included a gain from our investment in the ordinary shares of ICBC, net gains from debt securities and loans, and revenues related to our consolidated entities held for investment purposes, partially offset by net losses from other investments in equities. During 2009, continued weakness in commercial real estate markets negatively impacted our results.

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

In the context of more difficult economic and financial conditions, the firm launched an initiative during the second quarter of 2011 to identify areas where we can operate more efficiently and reduce our operating expenses. We targeted approximately $1.4 billion in annual run rate compensation and non-compensation reductions and will continue to monitor our expense run rate closely and make further adjustments as needed.

54	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our operating expenses and total staff.

	Year Ended December
$ in millions	2011	2010	2009
Compensation and benefits	$12,223	$15,376	$16,193
U.K. bank payroll tax	—	465	—
Brokerage, clearing, exchange and distribution fees	2,463	2,281	2,298
Market development	640	530	342
Communications and technology	828	758	709
Depreciation and amortization	1,865	1,889	1,734
Occupancy	1,030	1,086	950
Professional fees	992	927	678
Insurance reserves [1]	529	398	334
Other expenses	2,072	2,559	2,106
Total non-compensation expenses	10,419	10,428	9,151
Total operating expenses	$22,642	$26,269	$25,344
Total staff at period-end [2]	33,300	35,700	32,500
Total staff at period-end including consolidated entities held for investment purposes [3]	34,700	38,700	36,200

1.	Revenues related to our insurance activities are included in “Market making” on the consolidated statements of earnings.

2.	Includes employees, consultants and temporary staff.

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

2011 versus 2010. Operating expenses were $22.64 billion for 2011, 14% lower than 2010. Compensation and benefits expenses were $12.22 billion for 2011, a 21% decline compared with $15.38 billion for 2010. The ratio of compensation to net revenues for 2011 was 42.4%, compared with 39.3% 1 (which excludes the impact of the

U.K. bank payroll tax) for 2010. Operating expenses for 2010 included $465 million related to the U.K. bank payroll tax. Total staff decreased 7% during 2011. Total staff including consolidated entities held for investment purposes decreased 10% during 2011.

1.

We believe that presenting our ratio of compensation and benefits to net revenues excluding the impact of the $465 million U.K. bank payroll tax is meaningful, as excluding it increases the comparability of period-to-period results. The ratio of compensation and benefits to net revenues excluding the impact of this item is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. The table below presents the calculation of the ratio of compensation and benefits to net revenues including and excluding the impact of this item.

$ in millions	Year Ended December 2010
Compensation and benefits (which excludes the impact of the $465 million U.K. bank payroll tax)	$15,376
Ratio of compensation and benefits to net revenues	39.3%
Compensation and benefits, including the impact of the $465 million U.K. bank payroll tax	$15,841
Ratio of compensation and benefits to net revenues, including the impact of the $465 million U.K. bank payroll tax	40.5%

Goldman Sachs 2011 Form 10-K	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Non-compensation expenses were $10.42 billion for 2011, essentially unchanged compared with 2010. Non-compensation expenses for 2011 included higher brokerage, clearing, exchange and distribution fees, increased reserves related to our insurance business and higher market development expenses compared with 2010. These increases were offset by lower other expenses during 2011. The decrease in other expenses primarily reflected lower net provisions for litigation and regulatory proceedings (2010 included $550 million related to a settlement with the SEC). In addition, non-compensation expenses during 2011 included impairment charges of approximately $440 million, primarily related to consolidated investments and Litton Loan Servicing LP. Charitable contributions were $163 million during 2011, primarily including $78 million to Goldman Sachs Gives, our donor-advised fund, and $25 million to The Goldman Sachs Foundation. Compensation was reduced to fund the charitable contribution to Goldman Sachs Gives. The $78 million contribution is in addition to prior year contributions made to Goldman Sachs Gives. The firm asks its participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

2010 versus 2009. Operating expenses were $26.27 billion for 2010, 4% higher than 2009. Compensation and benefits expenses were $15.38 billion for 2010, a 5% decline compared with $16.19 billion for 2009, due to lower net revenues. The ratio of compensation and benefits to net revenues for 2010 was 39.3% (which excludes the impact of the $465 million U.K. bank payroll tax), compared with 35.8% for 2009. Total staff increased 10% during 2010. Total staff including consolidated entities held for investment purposes increased 7% during 2010.

During 2010, the United Kingdom enacted legislation that imposed a non-deductible 50% tax on certain financial institutions in respect of discretionary bonuses in excess of £25,000 awarded under arrangements made between December 9, 2009 and April 5, 2010 to “relevant banking employees.” Our operating expenses for 2010 included $465 million related to this tax.

Non-compensation expenses were $10.43 billion for 2010, 14% higher than 2009. This increase was primarily attributable to the impact of net provisions for litigation and regulatory proceedings of $682 million (including $550 million related to a settlement with the SEC), and an impairment of our NYSE DMM rights of $305 million, each during 2010. The remainder of the increase compared with 2009 generally reflected higher professional fees, market development expenses and occupancy expenses. These increases were partially offset by the impact of significantly higher real estate impairment charges during 2009 related to our consolidated entities held for investment purposes, as well as higher charitable contributions during 2009. The real estate impairment charges, which were measured based on discounted cash flow analyses, are included in our Investing & Lending segment and reflected weakness in the commercial real estate markets. Charitable contributions were approximately $420 million during 2010, primarily including $25 million to The Goldman Sachs Foundation and $320 million to Goldman Sachs Gives, our donor-advised fund. Compensation was reduced to fund the charitable contribution to Goldman Sachs Gives.

56	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Provision for Taxes

The effective income tax rate for 2011 was 28.0%, down from 35.2% for 2010. Excluding the impact of the $465 million U.K. bank payroll tax and the $550 million SEC settlement, substantially all of which was non-deductible, the effective income tax rate for 2010 was 32.7% 1. The decrease from 32.7% to 28.0% was primarily due to an increase in permanent benefits as a percentage of earnings and the earnings mix.

The effective income tax rate for 2010 of 32.7% 1 was essentially unchanged from the effective income tax rate for 2009 of 32.5%.

In December 2010, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income were extended retroactively to January 1, 2010 through December 31, 2011. If these rules are not extended, the expiration may materially increase our effective income tax rate beginning in 2013.

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

	Year Ended December 2010
$ in millions	Pre-tax earnings	Provision for taxes	Effective income tax rate
As reported	$12,892	$4,538	35.2%
Add back: Impact of the U.K. bank payroll tax	465	—
Impact of the SEC settlement	550	6
As adjusted	$13,907	$4,544	32.7%

Goldman Sachs 2011 Form 10-K	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

		Year Ended December
in millions		2011	2010	2009
Investment Banking	Net revenues	$4,355	$4,810	$4,984
	Operating expenses	2,962	3,511	3,482
	Pre-tax earnings	$1,393	$1,299	$1,502
Institutional Client Services	Net revenues	$17,280	$21,796	$32,719
	Operating expenses	12,697	14,291	13,691
	Pre-tax earnings	$4,583	$7,505	$19,028
Investing & Lending	Net revenues	$2,142	$7,541	$2,863
	Operating expenses	2,673	3,361	3,523
	Pre-tax earnings/(loss)	$(531)	$4,180	$(660)
Investment Management	Net revenues	$5,034	$5,014	$4,607
	Operating expenses	4,018	4,051	3,673
	Pre-tax earnings	$1,016	$963	$934
Total	Net revenues	$28,811	$39,161	$45,173
	Operating expenses	22,642	26,269	25,344
	Pre-tax earnings	$6,169	$12,892	$19,829

Operating expenses in the table above include the following expenses that have not been allocated to our segments:

•	net provisions for a number of litigation and regulatory proceedings of $175 million, $682 million and $104 million for the years ended December 2011, December 2010 and December 2009, respectively;

•	charitable contributions of $103 million, $345 million and $810 million for the years ended December 2011, December 2010 and December 2009, respectively; and

•	real estate-related exit costs of $14 million, $28 million and $61 million for the years ended December 2011, December 2010 and December 2009, respectively.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 25 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our business segments.

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

58	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

The table below presents the operating results of our Investment Banking segment.

	Year Ended December
in millions	2011	2010	2009
Financial Advisory	$1,987	$2,062	$1,897
Equity underwriting	1,085	1,462	1,797
Debt underwriting	1,283	1,286	1,290
Total Underwriting	2,368	2,748	3,087
Total net revenues	4,355	4,810	4,984
Operating expenses	2,962	3,511	3,482
Pre-tax earnings	$1,393	$1,299	$1,502

The table below presents our financial advisory and underwriting transaction volumes. 1

	Year Ended December
in billions	2011	2010	2009
Announced mergers and acquisitions	$638	$494	$543
Completed mergers and acquisitions	635	436	593
Equity and equity-related offerings [2]	55	67	84
Debt offerings [3]	203	234	256

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

2011 versus 2010. Net revenues in Investment Banking were $4.36 billion for 2011, 9% lower than 2010.

Net revenues in Financial Advisory were $1.99 billion, 4% lower than 2010. Net revenues in our Underwriting business were $2.37 billion, 14% lower than 2010, reflecting significantly lower net revenues in equity underwriting, principally due to a decline in industry-wide activity. Net revenues in debt underwriting were essentially unchanged compared with 2010.

Investment Banking operated in an environment generally characterized by significant declines in industry-wide underwriting and mergers and acquisitions activity levels during the second half of 2011. These declines reflected increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk, which contributed to a significant widening in credit spreads, a sharp increase in volatility levels and a significant decline in global equity markets during the second half of 2011. If these concerns continue or if equity markets decline further, resulting in lower levels of client activity, net revenues in Investment Banking would likely continue to be negatively impacted.

Our investment banking transaction backlog increased compared with the end of 2010. The increase compared with the end of 2010 was due to an increase in potential equity underwriting transactions, primarily reflecting an increase in client mandates to underwrite initial public offerings. Estimated net revenues from potential debt underwriting transactions decreased slightly compared with the end of 2010. Estimated net revenues from potential advisory transactions were essentially unchanged compared with the end of 2010.

Goldman Sachs 2011 Form 10-K	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Operating expenses were $2.96 billion for 2011, 16% lower than 2010, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues. Pre-tax earnings were $1.39 billion in 2011, 7% higher than 2010.

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

During 2010, Investment Banking operated in an environment generally characterized by a continuation of low levels of industry-wide mergers and acquisitions activity, reflecting heightened uncertainty regarding the global economic outlook. Although certain additional unfavorable market conditions emerged in the first half of 2010, including lower equity prices and wider corporate credit spreads, interest rates remained low throughout the year and underwriting activity improved during the second half of the year as global equity prices recovered and corporate credit spreads narrowed.

Our investment banking transaction backlog decreased compared with the end of 2009. The decrease compared with the end of 2009 reflected a decline in estimated net revenues from potential debt and equity underwriting transactions, primarily related to client mandates to underwrite leveraged finance transactions and common stock offerings. This decrease was partially offset by an increase in estimated net revenues from potential advisory transactions.

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

We generate market-making revenues in these activities, in three ways:

•

In large, highly liquid markets (such as markets for U.S. Treasury bills, large capitalization S&P 500 stocks or certain mortgage pass-through certificates), we execute a high volume of transactions for our clients for modest spreads and fees.

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

60	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We buy, hold and sell long and short mortgage positions, primarily for market making for our clients. Our inventory therefore changes based on client demands and is generally held for short-term periods.

See Notes 18 and 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about exposure to mortgage repurchase requests, mortgage rescissions and mortgage-related litigation.

Equities. Includes client execution activities related to making markets in equity products, as well as commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide. Equities also includes our securities services business, which provides financing, securities lending and other prime brokerage services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and generates revenues primarily in the form of interest rate spreads or fees, and revenues related to our insurance activities.

The table below presents the operating results of our Institutional Client Services segment.

	Year Ended December
in millions	2011	2010	2009
Fixed Income, Currency and Commodities Client Execution	$9,018	$13,707	$21,883
Equities client execution	3,031	3,231	5,237
Commissions and fees	3,633	3,426	3,680
Securities services	1,598	1,432	1,919
Total Equities	8,262	8,089	10,836
Total net revenues	17,280	21,796	32,719
Operating expenses	12,697	14,291	13,691
Pre-tax earnings	$4,583	$7,505	$19,028

2011 versus 2010. Net revenues in Institutional Client Services were $17.28 billion for 2011, 21% lower than 2010.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $9.02 billion for 2011, 34% lower than 2010. Although activity levels during 2011 were generally consistent with 2010 levels, and results were solid during the first quarter of 2011, the environment during the remainder of 2011 was characterized by broad market concerns and uncertainty, resulting in volatile markets and significantly wider credit spreads, which contributed to difficult market-making conditions and led to reductions in risk by us and our clients. As a result of these conditions, net revenues across the franchise were lower, including significant declines in mortgages and credit products, compared with 2010.

Net revenues in Equities were $8.26 billion for 2011, 2% higher than 2010. During 2011, average volatility levels increased and equity prices in Europe and Asia declined significantly, particularly during the third quarter. The increase in net revenues reflected higher commissions and fees, primarily due to higher transaction volumes, particularly during the third quarter of 2011. In addition, net revenues in securities services increased compared with 2010, reflecting the impact of higher average customer balances. Equities client execution net revenues were lower than 2010, primarily reflecting significantly lower net revenues in shares.

The net gain attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $596 million and $198 million for 2011 and 2010, respectively.

Institutional Client Services operated in an environment generally characterized by increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk, and its impact on the European banking system and global financial institutions. These conditions also impacted expectations for economic prospects in the U.S. and were reflected in equity and debt markets more broadly. In addition, the downgrade in credit ratings of the U.S. government and federal agencies and many financial institutions during the second half of 2011 contributed to further uncertainty in the markets. These concerns, as well as other broad market concerns, such as uncertainty over financial regulatory reform, continued to have a negative impact on our net revenues during 2011. If these concerns continue, and market-making conditions remain challenging, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $12.70 billion for 2011, 11% lower than 2010, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues, the impact of the U.K. bank payroll tax during 2010, as well as an impairment of our NYSE DMM rights of $305 million during 2010. These decreases were partially offset by higher brokerage, clearing, exchange and distribution fees, principally reflecting higher transaction volumes in Equities. Pre-tax earnings were $4.58 billion in 2011, 39% lower than 2010.

Goldman Sachs 2011 Form 10-K	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2010 versus 2009. Net revenues in Institutional Client Services were $21.80 billion for 2010, 33% lower than 2009.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $13.71 billion for 2010, 37% lower than a particularly strong 2009. During 2010, Fixed Income, Currency and Commodities Client Execution operated in a challenging environment characterized by lower client activity levels, which reflected broad market concerns including European sovereign debt risk and uncertainty over regulatory reform, as well as tighter bid/offer spreads. The decrease in net revenues compared with 2009 primarily reflected significantly lower results in interest rate products, credit products, commodities and, to a lesser extent, currencies. These decreases were partially offset by higher net revenues in mortgages, as 2009 included approximately $1 billion of losses related to commercial mortgage loans.

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

The net gain/(loss) attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $198 million and $(1.10) billion for 2010 and 2009, respectively.

Results in Institutional Client Services for 2010 were negatively impacted by a general decrease in client activity levels from very strong levels seen in 2009. Certain unfavorable conditions emerged during the second quarter of 2010 that made the environment more challenging for our businesses, resulting in lower client activity levels. These conditions included broad market concerns, such as

European sovereign debt risk and uncertainty regarding financial regulatory reform, sharply higher equity volatility levels, lower global equity prices and wider corporate credit spreads. During the second half of 2010, some of these conditions reversed as equity volatility levels decreased, global equity prices recovered, corporate credit spreads narrowed and commercial real estate asset prices began to improve. However, lower client activity levels, reflecting broad market concerns, including European sovereign debt risk and uncertainty over regulatory reform, continued to negatively impact our results. In addition, bid/offer spreads remained tight relative to 2009, as financial markets continued to stabilize, the availability of funding improved and volatility levels in both corporate credit spreads and commodity prices declined.

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

The table below presents the operating results of our Investing & Lending segment.

	Year Ended December
in millions	2011	2010	2009
ICBC	$(517)	$747	$1,582
Equity securities (excluding ICBC)	1,120	2,692	(596)
Debt securities and loans	96	2,597	1,045
Other [1]	1,443	1,505	832
Total net revenues	2,142	7,541	2,863
Operating expenses	2,673	3,361	3,523
Pre-tax earnings/(loss)	$(531)	$4,180	$(660)

1.	Primarily includes net revenues related to our consolidated entities held for investment purposes.

62	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2011 versus 2010. Net revenues in Investing & Lending were $2.14 billion and $7.54 billion for 2011 and 2010, respectively. During 2011, Investing & Lending results reflected an operating environment characterized by a significant decline in equity markets in Europe and Asia, and unfavorable credit markets that were negatively impacted by increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk. Results for 2011 included a loss of $517 million from our investment in the ordinary shares of ICBC and net gains of $1.12 billion from other investments in equities, primarily in private equity positions, partially offset by losses from public equities. In addition, Investing & Lending included net revenues of $96 million from debt securities and loans. This amount includes approximately $1 billion of unrealized losses related to relationship lending activities, including the effect of hedges, offset by net interest income and net gains from other debt securities and loans. Results for 2011 also included other net revenues of $1.44 billion, principally related to our consolidated entities held for investment purposes. If equity markets decline further and credit spreads widen further, net revenues in Investing & Lending would likely continue to be negatively impacted.

Operating expenses were $2.67 billion for 2011, 20% lower than 2010, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues. This decrease was partially offset by the impact of impairment charges related to consolidated investments during 2011. Pre-tax loss was $531 million in 2011, compared with pre-tax earnings of $4.18 billion in 2010.

2010 versus 2009. Net revenues in Investing & Lending were $7.54 billion and $2.86 billion for 2010 and 2009, respectively. Results for 2010 included a gain of $747 million from our investment in the ordinary shares of ICBC, a net gain of $2.69 billion from other investments in equities, a net gain of $2.60 billion from debt securities and loans and other net revenues of $1.51 billion, principally related to our consolidated entities held for investment purposes. The net gain from other investments in equities was primarily driven by an increase in global equity markets, which resulted in appreciation of both our public and private equity positions and provided favorable conditions for initial public offerings. The net gains and net interest from debt securities and loans primarily reflected the impact of tighter credit spreads and favorable credit markets during the year, which provided favorable conditions for borrowers to refinance.

Results for 2009 included a gain of $1.58 billion from our investment in the ordinary shares of ICBC, a net gain of $1.05 billion from debt securities and loans, and other net revenues of $832 million, principally related to our consolidated entities held for investment purposes, partially offset by a net loss of $596 million from other investments in equities. During 2009, continued weakness in commercial real estate markets negatively impacted our results.

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

Goldman Sachs 2011 Form 10-K	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the operating results of our Investment Management segment.

	Year Ended December
in millions	2011	2010	2009
Management and other fees	$4,188	$3,956	$3,860
Incentive fees	323	527	180
Transaction revenues	523	531	567
Total net revenues	5,034	5,014	4,607
Operating expenses	4,018	4,051	3,673
Pre-tax earnings	$1,016	$963	$934

Assets under management include only client assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds and private equity funds (including real estate funds), and separately managed accounts for institutional and individual investors. Assets under management do not include the self-directed assets of our clients, including brokerage accounts, or interest-bearing deposits held through our bank depository institution subsidiaries.

The tables below present our assets under management by asset class and a summary of the changes in our assets under management.

	As of December 31,
in billions	2011	2010	2009
Alternative investments [1]	$142	$148	$146
Equity	126	144	146
Fixed income	340	340	315
Total non-money market assets	608	632	607
Money markets	220	208	264
Total assets under management	$828	$840	$871

1.	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

	Year Ended December 31,
in billions	2011		2010	2009
Balance, beginning of year	$840		$871	$798
Net inflows/(outflows)
Alternative investments	(5)		(1)	(5)
Equity	(9)		(21)	(2)
Fixed income	(15)		7	26
Total non-money market net inflows/(outflows)	(29)		(15)	19
Money markets	12		(56)	(22)
Total net inflows/(outflows)	(17	) [1]	(71)	(3)
Net market appreciation/(depreciation)	5		40	76
Balance, end of year	$828		$840	$871

1.

Includes $6 billion of asset inflows in connection with our acquisitions of Goldman Sachs Australia Pty Ltd (GS Australia), formerly Goldman Sachs & Partners Australia Group Holdings Pty Ltd, and Benchmark Asset Management Company Private Limited.

2011 versus 2010. Net revenues in Investment Management were $5.03 billion for 2011, essentially unchanged compared with 2010, primarily due to higher management and other fees, reflecting favorable changes in the mix of assets under management, offset by lower incentive fees. During the year, assets under management decreased $12 billion to $828 billion, reflecting net outflows of $17 billion, partially offset by net market appreciation of $5 billion. Net outflows primarily reflected outflows in fixed income and equity assets, partially offset by inflows in money market assets.

During the first half of 2011, Investment Management operated in an environment generally characterized by improved asset prices and a shift in investor assets away from money markets in favor of asset classes with potentially higher risk and returns. However, during the second half of 2011, asset prices declined, particularly in equities, in part driven by increased uncertainty regarding the global economic outlook. Declining asset prices and economic uncertainty contributed to investors shifting assets away from asset classes with potentially higher risk and returns to asset classes with lower risk and returns. If asset prices continue to decline or investors continue to favor lower risk asset classes or withdraw their assets, net revenues in Investment Management would likely continue to be negatively impacted.

Operating expenses were $4.02 billion for 2011, essentially unchanged compared with 2010. Pre-tax earnings were $1.02 billion in 2011, 6% higher than 2010.

64	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

During 2010, Investment Management operated in an environment generally characterized by a continuation of industry trends that emerged during 2009, as financial markets began to stabilize, asset prices improved and investors began to shift assets away from money markets in favor of asset classes with potentially higher risk and returns. This trend resulted in favorable changes in the mix of assets under management, as well as appreciation in the value of client assets.

Operating expenses were $4.05 billion for 2010, 10% higher than 2009, primarily reflecting increased staff levels and the impact of growth initiatives. Pre-tax earnings were $963 million in 2010, 3% higher than 2009.

Geographic Data

See Note 25 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

Regulatory Developments

The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, significantly altered the financial regulatory regime within which we operate. The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the rules that will be adopted by the Board of Governors of the Federal Reserve System (Federal Reserve Board), the Federal Deposit Insurance Corporation (FDIC), the SEC, the U.S. Commodity Futures Trading Commission (CFTC) and other agencies to implement the legislation, as well as the development of market practices and structures under the regime established by the legislation and the implementing rules. Similar reforms are being considered by other regulators and policy makers worldwide and these reforms may affect our businesses. We expect that the principal areas of impact from regulatory reform for us will be:

•

the Dodd-Frank prohibition on “proprietary trading” and the limitation on the sponsorship of, and investment in, hedge funds and private equity funds by banking entities, including bank holding companies, referred to as the “Volcker Rule”;

•	increased regulation of and restrictions on over-the-counter (OTC) derivatives markets and transactions; and

•	increased regulatory capital requirements.

Goldman Sachs 2011 Form 10-K	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In October 2011, the proposed rules to implement the Volcker Rule were issued and included an extensive request for comments on the proposal. The proposed rules are highly complex and many aspects of the Volcker Rule remain unclear. The full impact of the rule will depend upon the detailed scope of the prohibitions, permitted activities, exceptions and exclusions, and the full impact on the firm will not be known with certainty until the rules are finalized.

While many aspects of the Volcker Rule remain unclear, we evaluated the prohibition on “proprietary trading” and determined that businesses that engage in “bright line” proprietary trading are most likely to be prohibited. In 2011 and 2010, we liquidated substantially all of our Principal Strategies and global macro proprietary trading positions.

In addition, we evaluated the limitations on sponsorship of, and investments in, hedge funds and private equity funds. The firm earns management fees and incentive fees for investment management services from private equity and hedge funds, which are included in our Investment Management segment. The firm also makes investments in funds and the gains and losses from such investments are included in our Investing & Lending segment; these gains and losses will be impacted by the Volcker Rule. The Volcker Rule limitation on investments in hedge funds and private equity funds requires the firm to reduce its investment in each private equity and hedge fund to 3% or less of net asset value, and to reduce the firm’s aggregate investment in all such funds to 3% or less of the firm’s Tier 1 capital. Over the period from 1999 through 2011, the firm’s aggregate net revenues from its investments in hedge funds and private equity funds were not material to the firm’s aggregate total net revenues over the same period. We continue to manage our existing private equity funds taking into account the transition periods under the Volcker Rule. With respect to our hedge funds, we currently plan to comply with the Volcker Rule by redeeming certain of our interests in the funds. We currently expect to redeem up to approximately 10% of certain hedge funds’ total redeemable units per quarter over ten consecutive quarters, beginning March 2012 and ending June 2014. In addition, we have limited the firm’s initial investment to 3% for certain new funds.

As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a rule requiring each bank holding company with over $50 billion in assets and each designated systemically important financial institution to provide to regulators an annual plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). Our resolution plan must, among other things, ensure that Goldman Sachs Bank USA (GS Bank USA) is adequately protected from risks arising from our other entities. The regulators’ joint rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy and analyses of the company’s material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements. We have commenced work on our first resolution plan, which we must submit to the regulators by July 1, 2012. GS Bank USA is also required by the FDIC to submit a plan for its rapid and orderly resolution in the event of material financial distress or failure by July 1, 2012.

In September 2011, the SEC proposed rules to implement the Dodd-Frank Act’s prohibition against securitization participants’ engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The proposed rules would except bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

In December 2011, the Federal Reserve Board proposed regulations designed to strengthen the regulation and supervision of large bank holding companies and systemically important nonbank financial firms. These proposals address risk-based capital and leverage requirements, liquidity requirements, stress tests, single counterparty limits and early remediation requirements that are designed to address financial weakness at an early stage. Although many of the proposals mirror initiatives to which bank holding companies are already subject, their full impact on the firm will not be known with certainty until the rules are finalized.

66	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In addition, the U.S. federal bank regulatory agencies issued revised proposals to modify their market risk regulatory capital requirements for banking organizations in the United States that have significant trading activities. The modifications are designed to address the adjustments to the market risk framework that were announced by the Basel Committee in June 2010 (Basel 2.5), as well as the prohibition on the use of credit ratings, as required by the Dodd-Frank Act. We expect the federal banking agencies to propose further modifications to their capital adequacy regulations to address both Basel 3 and other aspects of the Dodd-Frank Act, including requirements for global systemically important banks. Once implemented, it is likely that these changes will result in increased capital requirements, although their full impact will not be known until the U.S. federal bank regulatory agencies publish their final rules.

The Dodd-Frank Act also establishes a Bureau of Consumer Financial Protection having broad authority to regulate providers of credit, payment and other consumer financial products and services, and this Bureau has oversight over certain of our products and services.

See “Business—Regulation” in Part I, Item 1 of this Form 10-K for more information.

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

Quarterly Planning. We prepare a quarterly balance sheet plan that combines our projected total assets and composition of assets with our expected funding sources and capital levels for the upcoming quarter. The objectives of this quarterly planning process are:

•	to develop our near-term balance sheet projections, taking into account the general state of the financial markets and expected client-driven and firm-driven activity levels;

•	to ensure that our projected assets are supported by an adequate amount and tenor of funding and that our projected capital and liquidity metrics are within management guidelines; and

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

Goldman Sachs 2011 Form 10-K	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

•

Through our Internal Capital Adequacy Assessment Process (ICAAP) and our resolution and recovery planning, we further analyze how we would manage our balance sheet through the duration of a severe crisis and we develop plans to access funding, generate liquidity, and/or redeploy equity capital, as appropriate.

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

	As of December
in millions	2011	2010
Excess liquidity (Global Core Excess)	$171,581	$174,776
Other cash	7,888	7,565
Excess liquidity and cash	179,469	182,341
Secured client financing	283,707	279,291
Inventory	273,640	260,406
Secured financing agreements	71,103	70,921
Receivables	35,769	32,396
Institutional Client Services	380,512	363,723
ICBC	4,713	7,589
Equity (excluding ICBC)	23,041	22,972
Debt	23,311	24,066
Receivables and other	5,320	3,291
Investing & Lending	56,385	57,918
Total inventory and related assets	436,897	421,641
Other assets	23,152	28,059
Total assets	$923,225	$911,332

68	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Goldman Sachs 2011 Form 10-K	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet. In the tables below, total assets for Institutional Client Services and Investing & Lending represent the inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the consolidated financial statements in Part II, Item 8 of this Form 10-K because total assets disclosed in Note 25 include allocations of our excess liquidity and cash, secured client financing and other assets.

	As of December 2011
in millions	Excess Liquidity and Cash [1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$56,008	$—	$—	$—	$—	$56,008
Cash and securities segregated for regulatory and other purposes	—	64,264	—	—	—	64,264
Securities purchased under agreements to resell and federal funds sold	70,220	98,445	18,671	453	—	187,789
Securities borrowed	14,919	85,990	52,432	—	—	153,341
Receivables from brokers, dealers and clearing organizations	—	3,252	10,612	340	—	14,204
Receivables from customers and counterparties	—	31,756	25,157	3,348	—	60,261
Financial instruments owned, at fair value	38,322	—	273,640	52,244	—	364,206
Other assets	—	—	—	—	23,152	23,152
Total assets	$179,469	$283,707	$380,512	$56,385	$23,152	$923,225

	As of December 2010
in millions	Excess Liquidity and Cash [1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$39,788	$—	$—	$—	$—	$39,788
Cash and securities segregated for regulatory and other purposes	—	53,731	—	—	—	53,731
Securities purchased under agreements to resell and federal funds sold	62,854	102,537	22,866	98	—	188,355
Securities borrowed	37,938	80,313	48,055	—	—	166,306
Receivables from brokers, dealers and clearing organizations	—	3,702	6,698	37	—	10,437
Receivables from customers and counterparties	—	39,008	25,698	2,997	—	67,703
Financial instruments owned, at fair value	41,761	—	260,406	54,786	—	356,953
Other assets	—	—	—	—	28,059	28,059
Total assets	$182,341	$279,291	$363,723	$57,918	$28,059	$911,332

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

70	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Less Liquid Inventory Composition

We seek to maintain a liquid balance sheet comprised of assets that can be readily sold or funded on a secured basis. However, we do hold certain financial instruments that may be more difficult to sell, or fund on a secured basis, especially during times of market stress. We focus on funding these assets with liabilities that have longer-term contractual maturities to reduce the need to refinance in periods of market stress. The table below presents our aggregate holdings in these categories of financial instruments.

	As of December
in millions	2011	2010
Bank loans and bridge loans [1]	$19,745	$18,039
Private equity investments and restricted public equity securities [2]	15,463	14,923
Mortgage and other asset-backed loans and securities	14,291	17,042
High-yield and other debt obligations	11,118	11,553
ICBC ordinary shares [3]	4,713	7,589
Emerging market debt securities	4,624	3,931
Emerging market equity securities	3,922	5,784
Other investments in funds [4]	3,394	3,212

1.	Includes funded commitments and inventory held in connection with our origination, investing and market-making activities.

2.

Includes interests in funds that we manage. Such amounts exclude assets for which the firm does not bear economic exposure of $2.38 billion and $1.68 billion as of December 2011 and December 2010, respectively, including assets related to consolidated investment funds and consolidated variable interest entities (VIEs).

3.

Includes interests of $2.60 billion and $4.73 billion as of December 2011 and December 2010, respectively, held by investment funds managed by Goldman Sachs. The decrease was primarily related to the sale of a portion of the ordinary shares of ICBC held by investment funds managed by Goldman Sachs.

4.

Includes interests in other investment funds that we manage. See “Results of Operations — Regulatory Developments” for information about our plans to redeem certain of our interests in hedge funds to comply with the Volcker Rule.

See Notes 4 through 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about the financial instruments we hold.

Balance Sheet Analysis and Metrics

As of December 2011, total assets on our consolidated statement of financial condition were $923.23 billion, an increase of $11.89 billion from December 2010. This increase was primarily due to (i) an increase in cash and cash equivalents of $16.22 billion, primarily due to increases in interest-bearing deposits with banks, (ii) an increase in cash and securities segregated for regulatory and other purposes of $10.53 billion, primarily due to an increase in reserve balances held by broker-dealer subsidiaries related to client activity, and (iii) an increase in financial instruments owned, at fair value of $7.25 billion, primarily due to increases in non-U.S. government obligations and derivatives, partially offset by a decrease in commodities. These increases were partially offset by decreases in (i) collateralized agreements of $13.53 billion, primarily due to decreases in client and firm activity, and (ii) receivables from customers and counterparties of $7.44 billion, primarily due to decreases in client activity in secured client financing.

As of December 2011, total liabilities on our consolidated statement of financial condition were $852.85 billion, an increase of $18.87 billion from December 2010. This increase was primarily due to (i) an increase in deposits of $7.54 billion, primarily due to increases in client activity and (ii) an increase in payables to customers and counterparties of $7.36 billion, primarily due to increases in client activity.

As of December 2011, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $164.50 billion, which was 7% higher and 3% higher than the daily average amount of repurchase agreements during the quarter ended and year ended December 2011, respectively. As of December 2011, the increase in our repurchase agreements relative to the daily average during the quarter and year was primarily due to increases in client activity at the end of the year. As of December 2010, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $162.35 billion, which was 2% higher and 10% higher than the daily average amount of repurchase agreements during the quarter ended and year ended December 2010, respectively. As of December 2010, the increase in our repurchase agreements relative to the daily average during the quarter and year was due to an increase in client activity at the end of the year and an increase in firm financing activities. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government, federal agency and investment-grade sovereign obligations through collateralized financing activities.

Goldman Sachs 2011 Form 10-K	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents information on our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of December
$ in millions	2011	2010
Total assets	$923,225	$911,332
Adjusted assets	$604,391	$588,927
Unsecured long-term borrowings	$173,545	$174,399
Total shareholders’ equity	$70,379	$77,356
Leverage ratio	13.1x	11.8x
Adjusted leverage ratio	8.6x	7.6x
Debt to equity ratio	2.5x	2.3x

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

The table below presents the reconciliation of total assets to adjusted assets.

		As of December
in millions		2011	2010
Total assets		$923,225	$911,332
Deduct:	Securities borrowed	(153,341)	(166,306)
	Securities purchased under agreements to resell and federal funds sold	(187,789)	(188,355)
Add:	Financial instruments sold, but not yet purchased, at fair value	145,013	140,717
	Less derivative liabilities	(58,453)	(54,730)
	Subtotal	(254,570)	(268,674)
Deduct:	Cash and securities segregated for regulatory and other purposes	(64,264)	(53,731)
Adjusted assets		$604,391	$588,927

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

Our adjusted leverage ratio increased to 8.6x as of December 2011 from 7.6x as of December 2010 as our adjusted assets increased and our total shareholders’ equity decreased, primarily reflecting the redemption of the firm’s Series G Preferred Stock and the repurchase of 47.0 million shares of our common stock.

Debt to equity ratio. The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

Funding Sources

Our primary sources of funding are secured financings, unsecured long-term and short-term borrowings, and deposits. We seek to maintain broad and diversified funding sources globally.

We raise funding through a number of different products, including:

•	collateralized financings, such as repurchase agreements, securities loaned and other secured financings;

•	long-term unsecured debt through syndicated U.S. registered offerings, U.S. registered and 144A medium-term note programs, offshore medium-term note offerings and other debt offerings;

•	demand and savings deposits through cash sweep programs and time deposits through internal and third-party broker networks; and

•	short-term unsecured debt through U.S. and non-U.S. commercial paper and promissory note issuances and other methods.

72	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of December 2011.

A majority of our secured funding for securities not eligible for inclusion in the GCE is executed through term repurchase agreements and securities lending contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes.

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCE. We issue in different tenors, currencies, and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through 2017 as of December 2011.

Goldman Sachs 2011 Form 10-K	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The weighted average maturity of our unsecured long-term borrowings as of December 2011 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our unsecured long-term borrowings.

Temporary Liquidity Guarantee Program (TLGP). As of December 2011, we had $8.53 billion of senior unsecured short-term debt outstanding guaranteed by the FDIC under the TLGP, all of which will mature on or prior to June 15, 2012. We have not issued long-term debt under the TLGP since March 2009 and the program has expired for new issuances.

Deposits. As of December 2011, our bank depository institution subsidiaries had $46.11 billion in customer deposits, including $13.27 billion of certificates of deposit and other time deposits with a weighted average maturity of three years, and $32.84 billion of other deposits, substantially all of which were from cash sweep programs. We utilize deposits to finance lending activities in our bank subsidiaries and to support potential outflows, such as draws on unfunded commitments.

Unsecured Short-Term Borrowings. A significant portion of our short-term borrowings were originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We primarily issue commercial paper, promissory notes, and other hybrid instruments.

As of December 2011, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $49.04 billion. See Note 15 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our unsecured short-term borrowings.

GS Bank USA has access to funding through the Federal Reserve Bank discount window. While we do not rely on this funding in our liquidity planning and stress testing, we maintain policies and procedures necessary to access this funding and test discount window borrowing procedures.
Equity Capital

Capital adequacy is of critical importance to us. Our principal objective is to be conservatively capitalized in terms of the amount and composition of our equity base. Accordingly, we have in place a comprehensive capital management policy that serves as a guide to determine the amount and composition of equity capital we maintain.

The level and composition of our equity capital are determined by multiple factors including our consolidated regulatory capital requirements and ICAAP, and may also be influenced by other factors such as rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments. In addition, we maintain a capital plan which projects sources and uses of capital given a range of business environments, and a contingency capital plan which provides a framework for analyzing and responding to an actual or perceived capital shortfall.

Effective December 2011, as part of the Federal Reserve Board’s annual Comprehensive Capital Analysis and Review, U.S. bank holding companies with total consolidated assets of $50 billion or greater, are required to submit annual capital plans for review by the Federal Reserve Board. The capital plans should demonstrate the ability of a bank holding company to maintain its capital ratios above minimum regulatory capital requirements and above a Tier 1 common ratio of 5% on a pro forma basis under expected and stressed scenarios. The purpose of the Federal Reserve Board’s review is to ensure that these institutions have robust, forward-looking capital planning processes that account for their unique risks and that permit continued operations during times of economic and financial stress. As part of the capital plan review, the Federal Reserve Board evaluates an institution’s plan to make capital distributions, such as increasing dividend payments or repurchasing or redeeming stock, across a range of macro-economic and firm-specific assumptions. The Federal Reserve Board began the annual capital plan reviews in early 2012.

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

74	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of December 2011, our total shareholders’ equity was $70.38 billion (consisting of common shareholders’ equity of $67.28 billion and preferred stock of $3.10 billion). As of December 2010, our total shareholders’ equity was $77.36 billion (consisting of common shareholders’ equity of $70.40 billion and preferred stock of $6.96 billion). In addition, our $5.00 billion of junior subordinated debt issued to trusts qualifies as equity capital for regulatory and certain rating agency purposes. See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

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

Consolidated Regulatory Capital Ratios

The table below presents information about our regulatory capital ratios.

	As of December
$ in millions	2011	2010
Common shareholders’ equity	$67,279	$70,399
Less: Goodwill	(3,802)	(3,495)
Less: Disallowable intangible assets	(1,666)	(2,027)
Less: Other deductions [1]	(6,649)	(5,601)
Tier 1 Common Capital	55,162	59,276
Preferred stock	3,100	6,957
Junior subordinated debt issued to trusts	5,000	5,000
Tier 1 Capital	63,262	71,233
Qualifying subordinated debt [2]	13,828	13,880
Other adjustments	53	(220)
Tier 2 Capital	13,881	13,660
Total Capital	$77,143	$84,893
Risk-Weighted Assets [3]	$457,027	$444,290
Tier 1 Capital Ratio	13.8%	16.0%
Total Capital Ratio	16.9%	19.1%
Tier 1 Leverage Ratio [3]	7.0%	8.0%
Tier 1 Common Ratio [4]	12.1%	13.3%

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

Our Tier 1 capital ratio decreased to 13.8% as of December 2011 from 16.0% as of December 2010. Our Tier 1 leverage ratio decreased to 7.0% as of December 2011 from 8.0% as of December 2010. These decreases reflected a reduction in our Tier 1 capital primarily due to the impact of the redemption of the firm’s Series G Preferred Stock and the repurchase of 47.0 million shares of our common stock, partially offset by net earnings.

Goldman Sachs 2011 Form 10-K	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We are currently working to implement the requirements set out in the Federal Reserve Board’s Risk-Based Capital Standards: Advanced Capital Adequacy Framework — Basel 2, as applicable to us as a bank holding company (Basel 2), which are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee. U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as us, adopt Basel 2, once approved to do so by regulators. As required by the Dodd-Frank Act, U.S. banking regulators have adopted a rule that requires large banking organizations, upon adoption of Basel 2, to continue to calculate risk-based capital ratios under both Basel 1 and Basel 2. For each of the Tier 1 and Total capital ratios, the lower of the Basel 1 and Basel 2 ratios calculated will be used to determine whether the bank meets its minimum risk-based capital requirements.

The U.S. federal bank regulatory agencies have issued revised proposals to modify their market risk regulatory capital requirements for banking organizations in the United States that have significant trading activities. These modifications are designed to address the adjustments to Basel 2.5, as well as the prohibition on the use of credit ratings, as required by the Dodd-Frank Act. Once implemented, it is likely that these changes will result in increased capital requirements for market risk.

Additionally, the guidelines issued by the Basel Committee in December 2010 (Basel 3) revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, set new minimum capital ratios (including a new “capital conservation buffer,” which must be composed exclusively of Tier 1 common equity and will be in addition to the minimum capital ratios), introduce a Tier 1 leverage ratio within international guidelines for the first time, and make substantial revisions to the computation of RWAs for credit exposures. Implementation of the new requirements is expected to take place over the next several years. Although the U.S. federal banking agencies have now issued proposed rules that are intended to implement certain aspects of the Basel 2.5 guidelines, they have not yet addressed all aspects of those guidelines or the Basel 3 changes.

The Basel Committee has published its final provisions for assessing the global systemic importance of banking institutions and the range of additional Tier 1 common equity that should be maintained by banking institutions deemed to be globally systemically important. The additional capital for these institutions would initially range from 1% to 2.5% of Tier 1 common equity and could be as much as 3.5% for a bank that increases its systemic footprint (e.g., by increasing total assets). The firm was one of 29 institutions identified by the Financial Stability Board (established at the direction of the leaders of the Group of 20) as globally systemically important under the Basel Committee’s methodology. Therefore, depending upon the manner and timing of the U.S. banking regulators’ implementation of the Basel Committee’s methodology, we expect that the minimum Tier 1 common ratio requirement applicable to us will include this additional capital assessment. The final determination of whether an institution is classified as globally systemically important and the calculation of the required additional capital amount is expected to be disclosed by the Basel Committee no later than November 2014 based on data through the end of 2013.

The Dodd-Frank Act will subject us at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions and directs banking regulators to impose additional capital requirements as disclosed above. The Federal Reserve Board is expected to adopt the new leverage and risk-based capital regulations in 2012. As a consequence of these changes, Tier 1 capital treatment for our junior subordinated debt issued to trusts will be phased out over a three-year period beginning on January 1, 2013. The interaction among the Dodd-Frank Act, the Basel Committee’s proposed changes and other proposed or announced changes from other governmental entities and regulators adds further uncertainty to our future capital requirements.

76	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See “Business — Regulation” in Part I, Item 1 of this Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information about our regulatory capital ratios and the related regulatory requirements.

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

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of the firm’s senior unsecured obligations. Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs International (GSI) have been assigned long- and short-term issuer ratings by certain credit rating agencies. GS Bank USA has also been assigned long-term issuer ratings as well as ratings on its long-term and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.

The level and composition of our equity capital are among the many factors considered in determining our credit ratings. Each agency has its own definition of eligible capital and methodology for evaluating capital adequacy, and assessments are generally based on a combination of factors rather than a single calculation. See “Liquidity Risk Management — Credit Ratings” for further information about credit ratings of Group Inc., GS&Co., GSI and GS Bank USA.

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of December 2011 and December 2010, Group Inc.’s equity investment in subsidiaries was $67.70 billion and $71.30 billion, respectively, compared with its total shareholders’ equity of $70.38 billion and $77.36 billion, respectively.

Goldman Sachs 2011 Form 10-K	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA, Goldman Sachs Bank (Europe) plc and Goldman Sachs Execution & Clearing, L.P. (GSEC) subject to certain exceptions. In November 2008, Group Inc. contributed subsidiaries into GS Bank USA, and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets.

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

Preferred Stock. During 2011, we redeemed the 50,000 shares of our Series G Preferred Stock held by Berkshire Hathaway for the stated redemption price of $5.50 billion ($110,000 per share), plus accrued and unpaid dividends. In connection with this redemption, we recognized a preferred dividend of $1.64 billion (calculated as the difference between the carrying value and the redemption value of the preferred stock), which is included in the consolidated statement of earnings for 2011. Berkshire Hathaway continues to hold a five-year warrant, issued in October 2008, to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share.

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

As of December 2011, under the share repurchase program approved by the Board of Directors of Group Inc. (Board), we can repurchase up to 63.5 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 and Note 19 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information on our repurchase program.

See Notes 16 and 19 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

78	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Capital Metrics

The table below presents information on our shareholders’ equity and book value per common share.

	As of December
$ in millions, except per share amounts	2011	2010
Total shareholders’ equity	$70,379	$77,356
Common shareholders’ equity	67,279	70,399
Tangible common shareholders’ equity	61,811	64,877
Book value per common share	130.31	128.72
Tangible book value per common share	119.72	118.63

Tangible common shareholders’ equity. Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible common shareholders’ equity is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

The table below presents the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of December
in millions	2011	2010
Total shareholders’ equity	$70,379	$77,356
Deduct: Preferred stock	(3,100)	(6,957)
Common shareholders’ equity	67,279	70,399
Deduct: Goodwill and identifiable intangible assets	(5,468)	(5,522)
Tangible common shareholders’ equity	$61,811	$64,877

Book value and tangible book value per common share. Book value and tangible book value per common share are based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 516.3 million and 546.9 million as of December 2011 and December 2010, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

Goldman Sachs 2011 Form 10-K	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Our financial interests in, and derivative transactions with, such nonconsolidated entities are accounted for at fair value, in the same manner as our other financial instruments, except in cases where we apply the equity method of accounting.

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in Part II, Items 7 and 8 of this Form 10-K. In addition, see Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for a discussion of our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-K
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Leases, letters of credit, and lending and other commitments	See below and Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Guarantees	See below and Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Derivatives	See Notes 4, 5, 7 and 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

80	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

The table below presents our contractual obligations, commitments and guarantees as of December 2011.

in millions	2012	2013-2014	2015-2016	2017- Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits [1]	$—	$4,558	$1,754	$2,120	$8,432
Secured long-term financings [2]	—	5,479	1,020	1,680	8,179
Unsecured long-term borrowings [3]	—	45,548	42,520	85,477	173,545
Contractual interest payments [4]	6,892	12,603	9,617	33,784	62,896
Insurance liabilities [5]	1,211	2,191	1,823	18,118	23,343
Subordinated liabilities issued by consolidated VIEs	47	36	—	1,007	1,090
Amounts related to off-balance-sheet arrangements
Commitments to extend credit	12,172	14,685	37,692	1,196	65,745
Contingent and forward starting resale and securities borrowing agreements	54,522	—	—	—	54,522
Forward starting repurchase and secured lending agreements	17,964	—	—	—	17,964
Letters of credit	1,145	58	145	5	1,353
Investment commitments	2,455	4,764	439	1,460	9,118
Other commitments	5,200	101	34	7	5,342
Minimum rental payments	440	805	638	1,380	3,263
Derivative guarantees	486,244	206,853	53,743	49,576	796,416
Securities lending indemnifications	27,798	—	—	—	27,798
Other financial guarantees	625	795	1,209	939	3,568

1.	Excludes $4.83 billion of time deposits maturing within one year.

2.

The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales and certain other nonrecourse financings, exceeded their related fair value by $239 million.

3.

Includes $10.84 billion related to interest rate hedges on certain unsecured long-term borrowings. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $693 million.

4.

Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of December 2011. Includes stated coupons, if any, on structured notes.

5.

Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

Goldman Sachs 2011 Form 10-K	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above:

•

Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded and are treated as short-term obligations.

•

Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates and obligations that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

•

Amounts included in the table do not necessarily reflect the actual future cash flow requirements for these arrangements because commitments and guarantees represent notional amounts and may expire unused or be reduced or cancelled at the counterparty’s request.

•

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded. See Note 24 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our unrecognized tax benefits.

See Notes 15 and 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our short-term borrowings, and commitments and guarantees.

As of December 2011, our unsecured long-term borrowings were $173.55 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our unsecured long-term borrowings.

As of December 2011, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $3.26 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. For the year ended December 2011, total occupancy expenses for space held in excess of our current requirements were $85 million, which includes costs related to the transition to our new headquarters in New York City. In addition, for the year ended December 2011, we incurred exit costs of $14 million related to our office space. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

82	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Goldman Sachs 2011 Form 10-K	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Firmwide Client and Business Standards Committee. The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, is chaired by the firm’s president and chief operating officer, and reports to the Management Committee. This committee also has responsibility for overseeing the implementation of the recommendations of the Business Standards Committee. This committee has established the following two risk-related committees that report to it:

84	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

•

Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across divisions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other firm committees. This committee is co-chaired by the firm’s international general counsel and the co-head of our Investment Management Division who are appointed by the Firmwide Client and Business Standards Committee.

Firmwide Risk Committee. The Firmwide Risk Committee is responsible for the ongoing monitoring and control of the firm’s global financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by the firm’s chief financial officer and a senior managing director from the firm’s executive office, and reports to the Management Committee. The following four committees report to the Firmwide Risk Committee, which is responsible for appointing the chairperson of each of these committees:

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

•

Operational Risk Committee. The Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies, framework and methodologies, and monitors the effectiveness of operational risk management. This committee is chaired by a managing director in Credit Risk Management.

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

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee.

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

Goldman Sachs 2011 Form 10-K	85

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Investment Management Division Risk Committee. The Investment Management Division Risk Committee is responsible for the ongoing monitoring and control of global market, counterparty credit and liquidity risks associated with the activities of our investment management businesses. The head of Investment Management Division risk management is the chair of this committee. The Investment Management Division Risk Committee reports to the firm’s chief risk officer.

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

Asset-Liability Management. We assess anticipated holding periods for our assets and their expected liquidity in a stressed environment. We manage the maturities and diversity of our funding across markets, products and counterparties, and seek to maintain liabilities of appropriate tenor relative to our asset base.

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

As of December 2011 and December 2010, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $171.58 billion and $174.78 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including but not limited to a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of December 2011 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the Year Ended December
in millions	2011	2010
U.S. dollar-denominated	$125,668	$130,072
Non-U.S. dollar-denominated	40,291	37,942
Total	$165,959	$168,014

86	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The U.S. dollar-denominated excess is composed of (i) unencumbered U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), all of which are eligible as collateral in Federal Reserve open market operations and (ii) certain overnight U.S. dollar cash deposits. The non-U.S. dollar-denominated excess is composed of only unencumbered German, French, Japanese and United Kingdom government obligations and certain overnight cash deposits in highly liquid currencies. We strictly limit our excess liquidity to this narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity, such as lower-quality unencumbered securities or committed credit facilities, in our GCE.

The table below presents the fair value of our GCE by asset class.

	Average for the Year Ended December
in millions	2011	2010
Overnight cash deposits	$34,622	$25,040
Federal funds sold	—	75
U.S. government obligations	88,528	102,937
U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	5,018	3,194
German, French, Japanese and United Kingdom government obligations	37,791	36,768
Total	$165,959	$168,014

The GCE is held at Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the Year Ended December
in millions	2011	2010
Group Inc.	$49,548	$53,757
Major broker-dealer subsidiaries	75,086	69,223
Major bank subsidiaries	41,325	45,034
Total	$165,959	$168,014

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

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

We maintain our GCE to enable us to meet current and potential liquidity requirements of our parent company, Group Inc., and our major broker-dealer and bank subsidiaries. The Modeled Liquidity Outflow incorporates a consolidated requirement as well as a standalone requirement for each of our major broker-dealer and bank subsidiaries. Liquidity held directly in each of these subsidiaries is intended for use only by that subsidiary to meet its liquidity requirements and is assumed not to be available to Group Inc. unless (i) legally provided for and (ii) there are no additional regulatory, tax or other restrictions. We hold a portion of our GCE directly at Group Inc. to support consolidated requirements not accounted for in the major subsidiaries. In addition to the GCE, we maintain operating cash balances in several of our other operating entities, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

Goldman Sachs 2011 Form 10-K	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $83.32 billion and $72.98 billion for the years ended December 2011 and December 2010, respectively. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in our Modeled Liquidity Outflow.

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

Secured Funding

•

Contractual: A portion of upcoming contractual maturities of secured funding due to either the inability to refinance or the ability to refinance only at wider haircuts (i.e., on terms which require us to post additional collateral). Our assumptions reflect, among other factors, the quality of the underlying collateral and counterparty concentration.

•	Contingent: A decline in value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

88	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives.

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

•

Actively managing and monitoring our asset base, with particular focus on the liquidity, holding period and our ability to fund assets on a secured basis. This enables us to determine the most appropriate funding products and tenors. Less liquid assets are more difficult to fund and therefore require funding of longer tenor. See “Balance Sheet and Funding Sources — Balance Sheet Management” for more detail on our balance sheet management process.

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

Our goal is to have sufficient total capital (unsecured long-term borrowings plus total shareholders’ equity) so that we can avoid reliance on asset sales (other than our GCE). However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis. The target amount of our total capital is based on an internal funding model which incorporates the following long-term financing requirements:

•	The portion of financial instruments owned, at fair value, that are not funded on a secured basis.

•	Goodwill and identifiable intangible assets, property, leasehold improvements and equipment, and other illiquid assets.

•	Derivative and other margin and collateral requirements.

•	Anticipated draws on our unfunded loan commitments.

•	Regulatory requirements to hold capital or other forms of financing in excess of what we would otherwise hold in regulated subsidiaries.

Goldman Sachs 2011 Form 10-K	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2011, Group Inc. had $28.16 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $28.43 billion invested in GSI, a regulated U.K. broker-dealer; $2.67 billion invested in GSEC, a U.S. registered broker-dealer; $4.28 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $19.23 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also provided, directly or indirectly, $84.83 billion of unsubordinated loans and $6.12 billion of collateral to these entities, substantially all of which was to GS&Co. and GSI, as of December 2011. In addition, as of December 2011, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

90	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Ratings

The table below presents our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) and outlook.

As of December 2011
	Short-Term Debt		Long-Term Debt		Subordinated Debt	Trust Preferred	[1]	Preferred Stock	[2]	Rating Outlook
DBRS, Inc.	R-1 (middle	)	A (high	)	A	A		BBB		Stable	[8]
Fitch, Inc. [3,4]	F1		A		A-	BBB+		BBB+		Stable	[9]
Moody’s Investors Service [5]	P-1		A1		A2	A3		Baa2		Negative	[10]
Standard & Poor’s Ratings Services [6,7]	A-2		A-		BBB+	BB+		BB+		Negative	[10]
Rating and Investment Information, Inc.	a-1+		AA-		A+	N/A		N/A		Negative	[11]

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes Group Inc.’s non-cumulative preferred stock and the Normal Automatic Preferred Enhanced Capital Securities (APEX) issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

3.	GS Bank USA has been assigned a rating of A+ for long-term bank deposits, F1 for short-term bank deposits and A as a long-term issuer.

4.	GS&Co. has been assigned a rating of F1 as a short-term issuer and A as a long-term issuer.

5.	GS Bank USA has been assigned a rating of Aa3 for long-term bank deposits, P-1 for short-term bank deposits and Aa3 as a long-term issuer.

6.	GS&Co. has been assigned a rating of A-1 as a short-term issuer and A as a long-term issuer.

7.	GSI has been assigned a rating of A-1 as a short-term issuer and A as a long-term issuer.

8.	Applies to long-term and short-term ratings.

9.	Applies to long-term issuer default ratings.

10.	Applies to long-term ratings.

11.	Applies to issuer rating.

During the fourth quarter of 2011, after revising its global rating methodology for banks, Standard & Poor’s Ratings Services lowered Group Inc.’s ratings on long-term debt (from A to A-), short-term debt (from A-1 to A-2), subordinated debt (from A- to BBB+), trust preferred (from BBB- to BB+) and preferred stock (from BBB- to BB+), and retained its outlook of “negative.” In addition, as part of a global review of financial institutions, Fitch, Inc. lowered Group Inc.’s ratings on long-term debt (from A+ to A), short-term debt (from F1+ to F1), subordinated debt (from A to A-), trust preferred (from A- to BBB+) and preferred stock (from A- to BBB+), and retained its outlook of “stable.”

On February 10, 2012, Standard & Poor’s Ratings Services assigned GS Bank USA, a rating of A-1 as a short-term issuer and A as a long-term issuer.

On February 15, 2012, Moody’s Investors Service placed the long- and short-term debt ratings of Group Inc. under review for downgrade as part of a global review of financial institutions.

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

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	our liquidity, market, credit and operational risk management practices;

•	the level and variability of our earnings;

•	our capital base;

•	our franchise, reputation and management;

•	our corporate governance; and

•	the external operating environment, including the assumed level of government support.

Goldman Sachs 2011 Form 10-K	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

	As of December
in millions	2011	2010
Additional collateral or termination payments for a one-notch downgrade	$1,303	$1,353
Additional collateral or termination payments for a two-notch downgrade	2,183	2,781

The Basel Committee on Banking Supervision’s international framework for liquidity risk measurement, standards and monitoring calls for imposition of a liquidity coverage ratio, designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets based on expected cash outflows under an acute liquidity stress scenario, and a net stable funding ratio, designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. The liquidity coverage ratio is not expected to be introduced as a requirement until January 1, 2015, and the net stable funding ratio is not expected to be introduced as a requirement until January 1, 2018. While the principles behind the new framework are broadly consistent with our current liquidity management framework, it is possible that the implementation of these standards could impact our liquidity and funding requirements and practices.

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

Year Ended December 2011. Our cash and cash equivalents increased by $16.22 billion to $56.01 billion at the end of 2011. We generated $23.13 billion in net cash from operating and investing activities. We used net cash of $6.91 billion for financing activities, primarily for repurchases of our Series G Preferred Stock and common stock, partially offset by an increase in bank deposits.

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

92	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Systems

We have made a significant investment in technology to monitor market risk including:

•	an independent calculation of VaR and stress measures;

•	risk measures calculated at individual position levels;

•	attribution of risk measures to individual risk factors of each position;

•	the ability to report many different views of the risk measures (e.g., by desk, business, product type or legal entity); and

•	the ability to produce ad hoc analyses in a timely manner.

Goldman Sachs 2011 Form 10-K	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

94	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Average Daily VaR

in millions	Year Ended December
Risk Categories	2011	2010	2009
Interest rates	$94	$93	$176
Equity prices	33	68	66
Currency rates	20	32	36
Commodity prices	32	33	36
Diversification effect [1]	(66)	(92)	(96)
Total	$113	$134	$218

1.	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR decreased to $113 million in 2011 from $134 million in 2010, primarily reflecting decreases in the equity prices and currency rates categories, principally due to reduced exposures. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

Our average daily VaR decreased to $134 million in 2010 from $218 million in 2009, principally due to a decrease in the interest rates category which was primarily due to reduced exposures, lower levels of volatility and tighter spreads.

Year-End VaR and High and Low VaR

in millions	As of December		Year Ended December 2011
Risk Categories	2011	2010	High	Low
Interest rates	$100	$78	$147	$69
Equity prices	31	51	119	14
Currency rates	14	27	31	10
Commodity prices	23	25	53	20
Diversification effect [1]	(69)	(70)
Total	$99	$111	$169	$82

1.	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR decreased to $99 million as of December 2011 from $111 million as of December 2010, primarily reflecting decreases in the equity prices and currency rates categories, principally due to reduced exposures. These decreases were partially offset by an increase in the interest rates category, primarily due to higher levels of volatility and wider credit spreads.

During the year ended December 2011, the firmwide VaR risk limit was exceeded on one occasion. It was resolved by a temporary increase in the firmwide VaR risk limit, which was subsequently made permanent due to higher levels of volatility. The firmwide VaR risk limit had previously been reduced on one occasion in 2011, reflecting lower risk utilization and the market environment.

During the year ended December 2010, the firmwide VaR risk limit was exceeded on one occasion in order to facilitate a client transaction and was resolved by a reduction in the risk position on the following day. Separately, during the year ended December 2010, the firmwide VaR risk limit was reduced on one occasion reflecting lower risk utilization.

Goldman Sachs 2011 Form 10-K	95

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects the VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the year ended December 2011.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. The firm incurred trading losses on a single day in excess of our 95%

one-day VaR (i.e., a VaR exception) on three occasions during 2011 and on two occasions during 2010.

96	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Asset Categories	10% Sensitivity
	Amount as of December
in millions	2011	2010
ICBC [1]	$ 212	$ 286
Equity (excluding ICBC) [2]	2,458	2,529
Debt [3]	1,521	1,655

1.	Excludes third-party interests held by investment funds managed by Goldman Sachs.

2.	Relates to private and restricted public equity securities, including interests in firm-sponsored funds that invest in corporate equities and real estate and interests in firm-sponsored hedge funds.

3.

Relates to corporate bank debt, loans backed by commercial and residential real estate, and other corporate debt, including acquired portfolios of distressed loans and interests in our firm-sponsored funds that invest in corporate mezzanine and senior debt instruments.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $4 million gain as of December 2011. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a $7 million gain (including hedges) as of December 2011. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

The firm engages in insurance activities where we reinsure and purchase portfolios of insurance risk and pension liabilities. The risks associated with these activities include, but are not limited to: equity, interest rate, reinvestment and mortality risk. The firm mitigates risks associated with insurance activities through the use of reinsurance and hedging. Certain of the assets associated with the firm’s insurance activities are included in VaR. In addition to the positions included in VaR we held $4.86 billion of securities accounted for as available-for-sale as of December 2011, substantially all of which support the firm’s insurance subsidiaries. As of December 2011, our available-for-sale securities primarily consisted of $1.81 billion of corporate debt securities with an average yield of 5%, the majority of which will mature after five years, $1.42 billion of mortgage and other asset-backed loans and securities with an average yield of 10%, the majority of which will mature after ten years, and $662 million of U.S. government and federal agency obligations with an average yield of 3%, the majority of which will mature after ten years. As of December 2010, we held $3.67 billion of securities accounted for as available-for-sale primarily consisting of $1.69 billion of corporate debt securities with an average yield of 6%, the majority of which will mature after five years, $670 million of mortgage and other asset-backed loans and securities with an average yield of 11%, which will mature after ten years, and $637 million of U.S. government and federal agency obligations with an average yield of 4%, the majority of which will mature after ten years.

In addition, as of December 2011 and December 2010, we had commitments and held loans under the William Street credit extension program. As of December 2010, we also held money market instruments under this program. See Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our William Street credit extension program.

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

Goldman Sachs 2011 Form 10-K	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

98	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Stress Tests/Scenario Analysis

We use regular stress tests to calculate the credit exposures, including potential concentrations that would result from applying shocks to counterparty credit ratings or credit risk factors (e.g., currency rates, interest rates, equity prices). These shocks include a wide range of moderate and more extreme market movements. Some of our stress tests include shocks to multiple risk factors, consistent with the occurrence of a severe market or economic event (e.g., sovereign debt default). Unlike potential exposure, which is calculated within a specified confidence level, with a stress test there is generally no assumed probability of these events occurring.

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

Goldman Sachs 2011 Form 10-K	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present the distribution of our exposure to OTC derivatives by tenor, based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives, both before and after the effect of collateral and netting agreements. Receivable and payable balances for the same counterparty across tenor categories are netted under enforceable netting agreements, and cash collateral received is netted under credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category. The categories shown reflect our internally determined public rating agency equivalents.

	As of December 2011
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	Exposure	Exposure Net of Collateral
AAA/Aaa	$727	$786	$ 2,297	$3,810	$(729)	$ 3,081	$ 2,770
AA/Aa2	4,661	10,198	28,094	42,953	(22,972)	19,981	12,954
A/A2	17,704	36,553	50,787	105,044	(73,873)	31,171	17,109
BBB/Baa2	7,376	14,222	25,612	47,210	(36,214)	10,996	6,895
BB/Ba2 or lower	2,896	4,497	6,597	13,990	(6,729)	7,261	4,527
Unrated	752	664	391	1,807	(149)	1,658	1,064
Total	$34,116	$66,920	$113,778	$214,814	$(140,666)	$74,148	$45,319

	As of December 2010
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	Exposure	Exposure Net of Collateral
AAA/Aaa	$504	$728	$ 2,597	$3,829	$(491)	$ 3,338	$ 3,088
AA/Aa2	5,234	8,875	15,579	29,688	(18,167)	11,521	6,935
A/A2	13,556	38,522	49,568	101,646	(74,650)	26,996	16,839
BBB/Baa2	3,818	18,062	19,625	41,505	(27,832)	13,673	8,182
BB/Ba2 or lower	3,583	5,382	3,650	12,615	(4,553)	8,062	5,439
Unrated	709	1,081	332	2,122	(20)	2,102	1,539
Total	$27,404	$72,650	$91,351	$191,405	$(125,713)	$65,692	$42,022

100	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Credit Exposures

During the year ended December 2011, our credit exposures increased, reflecting growth in lending activity and OTC derivatives, and increased cash balances. While credit spreads widened during the year ended December 2011, the percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) was essentially unchanged from December 2010. Counterparty defaults and the associated credit losses have remained at low levels during the year ended December 2011 as compared with the same prior year period.

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments associated with traditional credit origination activities broken down by industry, region and internal credit rating.

Goldman Sachs 2011 Form 10-K	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of December		As of December		As of December
in millions	2011	2010	2011	2010	2011	2010
Asset Managers & Funds	$64	$—	$10,582	$8,760	$1,290	$1,317
Banks, Brokers & Other Financial Institutions	12,535	11,020	25,041	23,255	3,591	3,485
Consumer Products, Non-Durables, and Retail	11	—	1,031	1,082	12,685	8,141
Government & Central Banks	43,389	28,766	16,642	11,705	1,828	1,370
Healthcare & Education	—	—	2,962	2,161	7,158	5,754
Insurance	—	1	2,828	2,462	2,891	3,054
Natural Resources & Utilities	—	—	4,803	5,259	14,795	11,021
Real Estate	—	—	327	528	2,695	1,523
Technology, Media, Telecommunications & Services	2	1	2,124	1,694	12,646	7,690
Transportation	—	—	1,104	962	5,753	3,822
Other	7	—	6,704	7,824	5,759	6,007
Total [2]	$56,008	$39,788	$74,148	$65,692	$71,091	$53,184

Credit Exposure by Region

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of December		As of December		As of December
in millions	2011	2010	2011	2010	2011	2010
Americas	$48,543	$34,528	$36,591	$34,468	$52,755	$38,151
EMEA [3]	1,800	810	29,549	23,396	16,989	14,451
Asia	5,665	4,450	8,008	7,828	1,347	582
Total [2]	$56,008	$39,788	$74,148	$65,692	$71,091	$53,184

Credit Exposure by Credit Quality

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of December		As of December		As of December
in millions	2011	2010	2011	2010	2011	2010
Credit Rating Equivalent
AAA/Aaa	$40,559	$27,851	$3,081	$3,338	$2,192	$1,783
AA/Aa2	7,463	4,547	19,981	11,521	7,026	5,273
A/A2	6,464	5,603	31,171	26,996	21,055	15,766
BBB/Baa2	195	1,007	10,996	13,673	22,937	17,544
BB/Ba2 or lower	1,209	764	7,261	8,062	17,820	12,774
Unrated	118	16	1,658	2,102	61	44
Total [2]	$56,008	$39,788	$74,148	$65,692	$71,091	$53,184

1.

Includes approximately $10 billion and $4 billion of loans as of December 2011 and December 2010, respectively, and approximately $61 billion and $49 billion of lending commitments as of December 2011 and December 2010, respectively. Excludes approximately $10 billion and $14 billion of loans as of December 2011 and December 2010, respectively, and lending commitments with a total notional value of approximately $5 billion and $3 billion as of December 2011 and December 2010, respectively, that are risk managed as part of market risk using VaR and sensitivity measures.

2.

The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. We had approximately $41 billion and $31 billion as of December 2011 and December 2010, respectively, in credit exposure related to securities financing transactions reflecting enforceable netting agreements.

3.	EMEA (Europe, Middle East and Africa).

102	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Selected Country Exposures

During 2011 and continuing into 2012, there have been concerns about European sovereign debt risk and its impact on the European banking system and a number of European member states have been experiencing significant credit deterioration. The most pronounced market concerns relate to Greece, Ireland, Italy, Portugal and Spain. The table below presents our credit exposure (both gross and net of hedges) to all sovereigns, financial institutions and corporate counterparties or borrowers in these countries. In addition, the table includes the market exposure of our long and short inventory in which the issuer or underlier is located in these countries.

The country of risk is determined by the location of the counterparty, issuer or underlier’s assets, where they generate revenue, the country in which they are headquartered, and/or the government whose policies affect their ability to repay their obligations.

	As of December 2011
	Credit Exposure										Market Exposure
in billions	Loans	OTC Derivatives		Other	Gross Funded		Hedges	Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Bonds	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$—	$—		$—	$—		$—	$—	$—	$—	$0.33	$—	$(0.02)		$0.31
Non-Sovereign	0.02	0.05		—	0.07		—	0.07	—	0.07	0.03	0.01	0.02		0.06
Total Greece	0.02	0.05		—	0.07		—	0.07	—	0.07	0.36	0.01	—		0.37
Ireland
Sovereign	—	—		0.25	0.25		—	0.25	—	0.25	0.41	—	(0.35)		0.06
Non-Sovereign	—	0.54		0.07	0.61		(0.01)	0.60	0.06	0.66	0.41	0.09	0.11		0.61
Total Ireland	—	0.54		0.32	0.86		(0.01)	0.85	0.06	0.91	0.82	0.09	(0.24)		0.67
Italy
Sovereign	—	1.67		—	1.67		(1.41)	0.26	—	0.26	0.21	—	0.20		0.41
Non-Sovereign	0.13	0.45		—	0.58		(0.02)	0.56	0.40	0.96	0.19	0.30	(0.90)		(0.41)
Total Italy	0.13	2.12		—	2.25		(1.43)	0.82	0.40	1.22	0.40	0.30	(0.70)		—
Portugal
Sovereign	—	0.15		—	0.15		—	0.15	—	0.15	(0.10)	—	0.02		(0.08)
Non-Sovereign	—	0.06		—	0.06		—	0.06	—	0.06	0.23	0.01	(0.18)		0.06
Total Portugal	—	0.21		—	0.21		—	0.21	—	0.21	0.13	0.01	(0.16)		(0.02)
Spain
Sovereign	—	0.09		—	0.09		—	0.09	—	0.09	0.15	—	(0.55)		(0.40)
Non-Sovereign	0.15	0.25		0.02	0.42		(0.14)	0.28	0.15	0.43	0.35	0.24	(0.63)		(0.04)
Total Spain	0.15	0.34		0.02	0.51		(0.14)	0.37	0.15	0.52	0.50	0.24	(1.18)		(0.44)
Subtotal	$0.30	$3.26	[1]	$0.34	$3.90	[1]	$(1.58)	$2.32	$0.61	$2.93	$2.21	$0.65	$(2.28	) [2]	$0.58

1.	Includes the benefit of $6.5 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and corporate securities collateral of $341 million.

2.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underlyings. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives included above are bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash or U.S. Treasury securities. The gross purchased and written credit derivative notionals across the above countries for single-name credit default swaps were

$147.3 billion and $142.4 billion, respectively. Including netting under legally enforceable netting agreements, within each and across all of the countries above, the purchased and written credit derivative notionals for single-name credit default swaps were $21.1 billion and $16.2 billion, respectively. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements.

Goldman Sachs 2011 Form 10-K	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

We evaluate and monitor the effects of indirect exposure from these countries. See “Liquidity Risk Management — Modeled Liquidity Outflow,” “Market Risk Management — Stress Testing” and “Credit Risk Management — Stress Tests/Scenario Analysis” for further discussion.

On January 13, 2012, Standard & Poor’s Ratings Services lowered the sovereign debt ratings on Italy from A to BBB+, Portugal from BBB- to BB, and Spain from AA- to A. On January 27, 2012, Fitch, Inc. lowered the sovereign debt ratings on Italy from A+ to A-, and Spain from AA- to A. On February 13, 2012, Moody’s Investors Service lowered the sovereign debt ratings on Italy from A2 to A3, Portugal from Ba2 to Ba3, and Spain from A1 to A3. On February 22, 2012, Fitch, Inc. lowered the sovereign debt ratings on Greece from CCC to C. These downgrades did not have a material effect on our financial condition, results of operations, liquidity or capital resources.

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

The firm maintains a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Operational Risk Committee, along with the support of regional or entity-specific working groups or committees, provides oversight of the ongoing development and implementation of our operational risk policies and framework. Our Operational Risk Management department (Operational Risk Management) is a risk management function independent of our revenue-producing units, reports to the firm’s chief risk officer, and is responsible for developing and implementing policies, methodologies and a formalized framework for operational risk management with the goal of minimizing our exposure to operational risk.

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

104	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Risk Measurement

We measure the firm’s operational risk exposure over a twelve-month time horizon using both statistical modeling and scenario analyses, which involve qualitative assessments of the potential frequency and extent of potential operational risk losses, for each of the firm’s businesses. Operational risk measurement incorporates qualitative and quantitative assessments of factors including:

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

•	Our businesses have been and may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Goldman Sachs 2011 Form 10-K	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•	Our market-making activities have been and may be affected by changes in the levels of market volatility.

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

106	Goldman Sachs 2011 Form 10-K

Item 8. Financial Statements and Supplementary Data

Goldman Sachs 2011 Form 10-K	107

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

As of December 31, 2011, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2011 was effective.

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

The firm’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 109, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2011.

108	Goldman Sachs 2011 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 108. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 28, 2012

Goldman Sachs 2011 Form 10-K	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended December
in millions, except per share amounts	2011	2010	2009
Revenues Investment banking	$4,361	$4,810	$4,984
Investment management	4,691	4,669	4,233
Commissions and fees	3,773	3,569	3,840
Market making	9,287	13,678	22,088
Other principal transactions	1,507	6,932	2,621
Total non-interest revenues	23,619	33,658	37,766

Interest income	13,174	12,309	13,907
Interest expense	7,982	6,806	6,500
Net interest income	5,192	5,503	7,407
Net revenues, including net interest income	28,811	39,161	45,173

Operating expenses Compensation and benefits	12,223	15,376	16,193

U.K. bank payroll tax	—	465	—

Brokerage, clearing, exchange and distribution fees	2,463	2,281	2,298
Market development	640	530	342
Communications and technology	828	758	709
Depreciation and amortization	1,865	1,889	1,734
Occupancy	1,030	1,086	950
Professional fees	992	927	678
Insurance reserves	529	398	334
Other expenses	2,072	2,559	2,106
Total non-compensation expenses	10,419	10,428	9,151
Total operating expenses	22,642	26,269	25,344

Pre-tax earnings	6,169	12,892	19,829
Provision for taxes	1,727	4,538	6,444
Net earnings	4,442	8,354	13,385
Preferred stock dividends	1,932	641	1,193
Net earnings applicable to common shareholders	$2,510	$7,713	$12,192

Earnings per common share
Basic	$4.71	$14.15	$23.74
Diluted	4.51	13.18	22.13
Average common shares outstanding
Basic	524.6	542.0	512.3
Diluted	556.9	585.3	550.9

The accompanying notes are an integral part of these consolidated financial statements.

110	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	As of December
in millions, except share and per share amounts	2011	2010
Assets Cash and cash equivalents	$56,008	$39,788
Cash and securities segregated for regulatory and other purposes (includes $42,014 and $36,182 at fair value as of December 2011 and December 2010, respectively)	64,264	53,731
Collateralized agreements: Securities purchased under agreements to resell and federal funds sold (includes $187,789 and $188,355 at fair value as of December 2011 and December 2010, respectively)	187,789	188,355
Securities borrowed (includes $47,621 and $48,822 at fair value as of December 2011 and December 2010, respectively)	153,341	166,306
Receivables from brokers, dealers and clearing organizations	14,204	10,437
Receivables from customers and counterparties (includes $9,682 and $7,202 at fair value as of December 2011 and December 2010, respectively)	60,261	67,703
Financial instruments owned, at fair value (includes $53,989 and $51,010 pledged as collateral as of December 2011 and December 2010, respectively)	364,206	356,953
Other assets	23,152	28,059
Total assets	$923,225	$911,332

Liabilities and shareholders’ equity Deposits (includes $4,526 and $1,975 at fair value as of December 2011 and December 2010, respectively)	$46,109	$38,569
Collateralized financings: Securities sold under agreements to repurchase, at fair value	164,502	162,345
Securities loaned (includes $107 and $1,514 at fair value as of December 2011 and December 2010, respectively)	7,182	11,212
Other secured financings (includes $30,019 and $31,794 at fair value as of December 2011 and December 2010, respectively)	37,364	38,377
Payables to brokers, dealers and clearing organizations	3,667	3,234
Payables to customers and counterparties	194,625	187,270
Financial instruments sold, but not yet purchased, at fair value	145,013	140,717
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $17,854 and $22,116 at fair value as of December 2011 and December 2010, respectively)	49,038	47,842
Unsecured long-term borrowings (includes $17,162 and $18,171 at fair value as of December 2011 and December 2010, respectively)	173,545	174,399
Other liabilities and accrued expenses (includes $9,486 and $2,972 at fair value as of December 2011 and December 2010, respectively)	31,801	30,011
Total liabilities	852,846	833,976

Commitments, contingencies and guarantees Shareholders’ equity Preferred stock, par value $0.01 per share; aggregate liquidation preference of $3,100 and $8,100 as of December 2011 and December 2010, respectively	3,100	6,957
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 795,555,310 and 770,949,268 shares issued as of December 2011 and December 2010, respectively, and 485,467,565 and 507,530,772 shares outstanding as of December 2011 and December 2010, respectively	8	8
Restricted stock units and employee stock options	5,681	7,706
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	45,553	42,103
Retained earnings	58,834	57,163
Accumulated other comprehensive loss	(516)	(286)
Stock held in treasury, at cost, par value $0.01 per share; 310,087,747 and 263,418,498 shares as of December 2011 and December 2010, respectively	(42,281)	(36,295)
Total shareholders’ equity	70,379	77,356
Total liabilities and shareholders’ equity	$923,225	$911,332

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2011 Form 10-K	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December
in millions	2011	2010	2009
Preferred stock Balance, beginning of year	$6,957	$6,957	$16,483
Accretion	—	—	48
Repurchased	(3,857)	—	(9,574)
Balance, end of year	3,100	6,957	6,957
Common stock Balance, beginning of year	8	8	7
Issued	—	—	1
Balance, end of year	8	8	8
Restricted stock units and employee stock options Balance, beginning of year	7,706	6,245	9,463
Issuance and amortization of restricted stock units and employee stock options	2,863	4,137	2,064
Delivery of common stock underlying restricted stock units	(4,791)	(2,521)	(5,206)
Forfeiture of restricted stock units and employee stock options	(93)	(149)	(73)
Exercise of employee stock options	(4)	(6)	(3)
Balance, end of year	5,681	7,706	6,245
Additional paid-in capital Balance, beginning of year	42,103	39,770	31,070
Issuance of common stock	103	—	5,750
Repurchase of common stock warrants	—	—	(1,100)
Delivery of common stock underlying share-based awards	5,160	3,067	5,708
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,911)	(972)	(863)
Excess net tax benefit/(provision) related to share-based awards	138	239	(793)
Cash settlement of share-based compensation	(40)	(1)	(2)
Balance, end of year	45,553	42,103	39,770
Retained earnings Balance, beginning of year	57,163	50,252	38,579
Net earnings	4,442	8,354	13,385
Dividends and dividend equivalents declared on common stock and restricted stock units	(769)	(802)	(588)
Dividends on preferred stock	(2,002)	(641)	(1,076)
Preferred stock accretion	—	—	(48)
Balance, end of year	58,834	57,163	50,252
Accumulated other comprehensive income/(loss) Balance, beginning of year	(286)	(362)	(372)
Currency translation adjustment, net of tax	(55)	(38)	(70)
Pension and postretirement liability adjustments, net of tax	(145)	88	(17)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(30)	26	97
Balance, end of year	(516)	(286)	(362)
Stock held in treasury, at cost Balance, beginning of year	(36,295)	(32,156)	(32,176)
Repurchased	(6,051)	(4,185)	(2	) [1]
Reissued	65	46	22
Balance, end of year	(42,281)	(36,295)	(32,156)
Total shareholders’ equity	$70,379	$77,356	$70,714

1.

Relates primarily to repurchases of common stock by a broker-dealer subsidiary to facilitate customer transactions in the ordinary course of business and shares withheld to satisfy withholding tax requirements.

The accompanying notes are an integral part of these consolidated financial statements.

112	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December
in millions	2011	2010	2009
Cash flows from operating activities Net earnings	$4,442	$8,354	$13,385
Non-cash items included in net earnings Depreciation and amortization	1,869	1,904	1,943
Deferred income taxes	726	1,339	(431)
Share-based compensation	2,849	4,035	2,009
Changes in operating assets and liabilities Cash and securities segregated for regulatory and other purposes	(10,532)	(17,094)	76,531
Net receivables from brokers, dealers and clearing organizations	(3,780)	201	6,265
Net payables to customers and counterparties	13,027	(5,437)	(47,414)
Securities borrowed, net of securities loaned	8,940	19,638	7,033
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	122	(10,092)	(146,807)
Financial instruments owned, at fair value	5,085	(9,231)	186,295
Financial instruments sold, but not yet purchased, at fair value	4,243	11,602	(57,010)
Other, net	(5,346)	(11,376)	7,076
Net cash provided by/(used for) operating activities	21,645	(6,157)	48,875
Cash flows from investing activities Purchase of property, leasehold improvements and equipment	(1,184)	(1,227)	(1,556)
Proceeds from sales of property, leasehold improvements and equipment	78	72	82
Business acquisitions, net of cash acquired	(431)	(804)	(221)
Proceeds from sales of investments	2,645	1,371	303
Purchase of available-for-sale securities	(2,752)	(1,885)	(2,722)
Proceeds from sales of available-for-sale securities	3,129	2,288	2,553
Net cash provided by/(used for) investing activities	1,485	(185)	(1,561)
Cash flows from financing activities Unsecured short-term borrowings, net	(3,780)	1,196	(9,790)
Other secured financings (short-term), net	(1,195)	12,689	(10,451)
Proceeds from issuance of other secured financings (long-term)	9,809	5,500	4,767
Repayment of other secured financings (long-term), including the current portion	(8,878)	(4,849)	(6,667)
Proceeds from issuance of unsecured long-term borrowings	29,169	20,231	25,363
Repayment of unsecured long-term borrowings, including the current portion	(29,187)	(22,607)	(29,018)
Repurchase of common stock warrants	—	—	(1,100)
Derivative contracts with a financing element, net	1,602	1,222	2,168
Deposits, net	7,540	(849)	7,288
Preferred stock repurchased	(3,857)	—	(9,574)
Common stock repurchased	(6,048)	(4,183)	(2)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(2,771)	(1,443)	(2,205)
Proceeds from issuance of common stock, including stock option exercises	368	581	6,260
Excess tax benefit related to share-based compensation	358	352	135
Cash settlement of share-based compensation	(40)	(1)	(2)
Net cash provided by/(used for) financing activities	(6,910)	7,839	(22,828)
Net increase in cash and cash equivalents	16,220	1,497	24,486
Cash and cash equivalents, beginning of year	39,788	38,291	13,805
Cash and cash equivalents, end of year	$56,008	$39,788	$38,291
SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $8.05 billion, $6.74 billion and $7.32 billion for the years ended December 2011, December 2010 and December 2009, respectively.

Cash payments for income taxes, net of refunds, were $1.78 billion, $4.48 billion and $4.78 billion for the years ended December 2011, December 2010 and December 2009, respectively.

Non-cash activities:

During the year ended December 2011, the firm assumed $2.09 billion of debt and issued $103 million of common stock in connection with the acquisition of Goldman Sachs Australia Pty Ltd (GS Australia), formerly Goldman Sachs & Partners Australia Group Holdings Pty Ltd. During the years ended December 2010 and December 2009, the firm assumed $90 million and $16 million, respectively, of debt in connection with business acquisitions. In addition, in the first quarter of 2010, the firm recorded an increase of approximately $3 billion in both assets (primarily financial instruments owned, at fair value) and liabilities (primarily unsecured short-term borrowings and other liabilities) upon adoption of Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2011 Form 10-K	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December
in millions	2011	2010	2009
Net earnings	$4,442	$8,354	$13,385
Currency translation adjustment, net of tax	(55)	(38)	(70)
Pension and postretirement liability adjustments, net of tax	(145)	88	(17)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(30)	26	97
Comprehensive income	$4,212	$8,430	$13,395

The accompanying notes are an integral part of these consolidated financial statements.

114	Goldman Sachs 2011 Form 10-K

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

All references to 2011, 2010 and 2009 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2011, December 31, 2010 and December 31, 2009, respectively. In connection with becoming a bank holding company in 2008, the firm was required to change its fiscal year-end from November to December. The beginning of the year ended December 2009 is December 27, 2008. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs 2011 Form 10-K	115

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

Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value	Note 4

Fair Value Measurements	Note 5

Cash Instruments	Note 6

Derivatives and Hedging Activities	Note 7

Fair Value Option	Note 8

Collateralized Agreements and Financings	Note 9

Securitization Activities	Note 10

Variable Interest Entities	Note 11

Other Assets	Note 12

Goodwill and Identifiable Intangible Assets	Note 13

Deposits	Note 14

Short-Term Borrowings	Note 15

Long-Term Borrowings	Note 16

Other Liabilities and Accrued Expenses	Note 17

Commitments, Contingencies and Guarantees	Note 18

Shareholders’ Equity	Note 19

Regulation and Capital Adequacy	Note 20

Earnings Per Common Share	Note 21

Transactions with Affiliated Funds	Note 22

Interest Income and Interest Expense	Note 23

Income Taxes	Note 24

Business Segments	Note 25

Credit Concentrations	Note 26

Legal Proceedings	Note 27

Employee Benefit Plans	Note 28

Employee Incentive Plans	Note 29

Parent Company	Note 30

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

116	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Use of Estimates

Preparation of these consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets, and the provision for losses that may arise from litigation, regulatory proceedings and tax audits. These estimates and assumptions are based on the best available information but actual results could be materially different.

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

Goldman Sachs 2011 Form 10-K	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, transfers of assets accounted for as secured loans rather than purchases and collateral posted in connection with certain derivative transactions. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about the fair values of these receivables. Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Insurance Activities

Certain of the firm’s insurance and reinsurance contracts are accounted for at fair value under the fair value option, with changes in fair value included in “Market making” revenues. See Note 8 for further information about the fair values of these insurance and reinsurance contracts.

Revenues from variable annuity and life insurance and reinsurance contracts not accounted for at fair value generally consist of fees assessed on contract holder account balances for mortality charges, policy administration fees and surrender charges. These revenues are recognized in earnings over the period that services are provided and are included in “Market making” revenues. Changes in reserves, including interest credited to policyholder account balances, are recognized in “Insurance reserves.”

Premiums earned for underwriting property catastrophe reinsurance are recognized in earnings over the coverage period, net of premiums ceded for the cost of reinsurance, and are included in “Market making” revenues. Expenses for liabilities related to property catastrophe reinsurance claims, including estimates of losses that have been incurred but not reported, are included in “Insurance reserves.”

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of December 2011 and December 2010, “Cash and cash equivalents” included $7.95 billion and $5.75 billion, respectively, of cash and due from banks, and $48.05 billion and $34.04 billion, respectively, of interest-bearing deposits with banks.

118	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Recent Accounting Developments

Improving Disclosures about Fair Value Measurements (FASB Accounting Standards Codification (ASC) 820). In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain of these disclosure requirements became effective for the firm beginning in the first quarter of 2010, while others became effective for the firm beginning in the first quarter of 2011. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not affect the firm’s financial condition, results of operations or cash flows.

Reconsideration of Effective Control for Repurchase Agreements (ASC 860). In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 changes the assessment of effective control by removing (i) the criterion that requires the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for periods beginning after December 15, 2011. The adoption of ASU No. 2011-03 will not affect the firm’s financial condition, results of operations or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASC 820). In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. Adoption of ASU No. 2011-04 will not materially affect the firm’s financial condition, results of operations or cash flows.

Testing Goodwill for Impairment (ASC 350). In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU No. 2011-08 simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative, two-step goodwill impairment test. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The firm adopted these amended principles in conjunction with its goodwill impairment test performed in the fourth quarter of 2011. The adoption of ASU No. 2011-08 did not affect the firm’s financial condition, results of operations or cash flows.

Derecognition of in Substance Real Estate (ASC 360). In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360) — Derecognition of in Substance Real Estate — a Scope Clarification.” ASU No. 2011-10 clarifies that in order to deconsolidate a subsidiary (that is in substance real estate) as a result of a parent no longer controlling the subsidiary due to a default on the subsidiary’s nonrecourse debt, the parent also must satisfy the sale criteria in ASC 360-20, “Property, Plant, and Equipment — Real Estate Sales.” The ASU is effective for fiscal years beginning on or after June 15, 2012. The firm will apply the provisions of the ASU to such events occurring on or after January 1, 2013. Adoption is not expected to materially affect the firm’s financial condition, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities (ASC 210). In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 will require disclosure of the effect or potential effect of offsetting arrangements on the firm’s financial position as well as enhanced disclosure of the rights of setoff associated with the firm’s recognized assets and recognized liabilities. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption will not affect the firm’s financial condition, results of operations or cash flows.

Goldman Sachs 2011 Form 10-K	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4.

Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for further information about the fair value option. The table below presents the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value. Financial instruments owned, at fair value included $4.86 billion and $3.67 billion as of December 2011 and December 2010, respectively, of securities accounted for as available-for-sale, substantially all of which are held in the firm’s insurance subsidiaries.

	As of December 2011			As of December 2010
in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned		Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$13,440	$—		$11,262	[3]	$—
U.S. government and federal agency obligations	87,040	21,006		84,928		23,264
Non-U.S. government obligations	49,205	34,886		40,675		29,009
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	6,699	27		7,510		5
Loans and securities backed by residential real estate	7,592	3		9,532		6
Bank loans and bridge loans	19,745	2,756	[2]	18,039		1,487	[2]
Corporate debt securities	22,131	6,553		24,719		7,219
State and municipal obligations	3,089	3		2,792		—
Other debt obligations	4,362	—		3,232		—
Equities and convertible debentures	65,113	21,326		67,833		24,988
Commodities	5,762	—		13,138		9
Derivatives [1]	80,028	58,453		73,293		54,730
Total	$364,206	$145,013		$356,953		$140,717

1.	Net of cash collateral received or posted under credit support agreements and reported on a net-by-counterparty basis when a legal right of setoff exists under an enforceable netting agreement.

2.	Includes the fair value of unfunded commitments to extend credit. The fair value of partially funded commitments is primarily included in “Financial instruments owned, at fair value.”

3.

Includes $4.06 billion as of December 2010 of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 18 for further information about the William Street credit extension program.

120	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	Year Ended December
in millions	2011	2010	2009
Interest rates	$1,557	$(2,042)	$6,540
Credit	2,715	8,679	6,691
Currencies	901	3,219	(817)
Equities	2,788	6,862	6,128
Commodities	1,588	1,567	4,591
Other	1,245	2,325	1,576
Total	$10,794	$20,610	$24,709

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

U.S. GAAP has a three-level fair value hierarchy for disclosure of fair value measurements. The fair value hierarchy prioritizes inputs to the valuation techniques used to measure fair value, giving the highest priority to level 1 inputs and the lowest priority to level 3 inputs. A financial instrument’s level in the fair value hierarchy is based on the lowest level of input that is significant to its fair value measurement.

The fair value hierarchy is as follows:

Level 1. Inputs are unadjusted quoted prices in active markets to which the firm had access at the measurement date for identical, unrestricted assets or liabilities.

Level 2. Inputs to valuation techniques are observable, either directly or indirectly.

Level 3. One or more inputs to valuation techniques are significant and unobservable.

The fair values for substantially all of our financial assets and financial liabilities are based on observable prices and inputs and are classified in levels 1 and 2 of the hierarchy. Certain level 2 and level 3 financial assets and financial liabilities may require appropriate valuation adjustments that a market participant would require to arrive at fair value for factors such as counterparty and the firm’s credit quality, funding risk, transfer restrictions, liquidity and bid/offer spreads. Valuation adjustments are generally based on market evidence. See Notes 6, 7 and 8 for further information about valuation adjustments.

See Notes 6 and 7 for further information about fair value measurements of cash instruments and derivatives, respectively, included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” and Note 8 for further information about other financial assets and financial liabilities accounted for at fair value under the fair value option.

Goldman Sachs 2011 Form 10-K	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Financial assets and financial liabilities at fair value are summarized below.

	As of December
$ in millions	2011	2010
Total level 1 financial assets	$136,780	$137,687
Total level 2 financial assets	587,416	566,535
Total level 3 financial assets	47,937	45,377
Netting and collateral [1]	(120,821)	(112,085)
Total financial assets at fair value	$651,312	$637,514
Total assets	$923,225	$911,332
Total level 3 financial assets as a percentage of Total assets	5.2%	5.0%
Total level 3 financial assets as a percentage of Total financial assets at fair value	7.4%	7.1%
Total level 3 financial liabilities at fair value	$25,498	$24,054
Total financial liabilities at fair value	$388,669	$381,604
Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	6.6%	6.3%

1.

Represents the impact on derivatives of cash collateral and counterparty netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

The increase in level 3 financial assets during the year ended December 2011 primarily reflected an increase in private equity investments, principally due to purchases and net transfers from level 2, partially offset by sales. Level 3 bank loans and bridge loans also increased, primarily reflecting purchases, partially offset by sales, settlements and net transfers to level 2.

See Notes 6, 7 and 8 for further information about level 3 cash instruments, derivatives and other financial assets and financial liabilities accounted for at fair value under the fair value option, respectively, including information about significant unrealized gains/(losses) and significant transfers in or out of level 3.

122	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6.

Cash Instruments

Cash instruments include U.S. government and federal agency obligations, non-U.S. government obligations, bank loans and bridge loans, corporate debt securities, equities and convertible debentures, and other non-derivative financial instruments owned and financial instruments sold, but not yet purchased. See below for the types of cash instruments included in each level of the fair value hierarchy and the valuation techniques and significant inputs used to determine their fair values. See Note 5 for an overview of the firm’s fair value measurement policies.

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

Level 2 Cash Instruments

Level 2 cash instruments include commercial paper, certificates of deposit, time deposits, most government agency obligations, most corporate debt securities, commodities, certain mortgage-backed loans and securities, certain bank loans and bridge loans, restricted or less liquid publicly listed equities, most state and municipal obligations and certain money market instruments and lending commitments.

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

Goldman Sachs 2011 Form 10-K	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Cash Instrument	Valuation Techniques and Significant Inputs

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

•   Capitalization rates and multiples

•   Amount and timing of future cash flows

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

•   Discounted cash flow techniques

•   Third-party appraisals

•   Industry multiples and public comparables

Evidence includes recent or pending reorganizations (e.g., merger proposals, tender offers, debt restructurings) and significant changes in financial metrics, such as:

•   Current financial performance as compared to projected performance

•   Capitalization rates and multiples

•   Market yields implied by transactions of similar or related assets

124	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of December 2011
in millions	Level 1		Level 2		Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$3,255		$10,185		$—		$13,440
U.S. government and federal agency obligations	29,263		57,777		—		87,040
Non-U.S. government obligations	42,854		6,203		148		49,205
Mortgage and other asset-backed loans and securities [1]: Loans and securities backed by commercial real estate	—		3,353		3,346		6,699
Loans and securities backed by residential real estate	—		5,883		1,709		7,592
Bank loans and bridge loans	—		8,460		11,285		19,745
Corporate debt securities [2]	133		19,518		2,480		22,131
State and municipal obligations	—		2,490		599		3,089
Other debt obligations [2]	—		2,911		1,451		4,362
Equities and convertible debentures	39,955	[3]	11,491	[4]	13,667	[5]	65,113
Commodities	—		5,762		—		5,762
Total	$115,460		$134,033		$34,685		$284,178

	Cash Instrument Liabilities at Fair Value as of December 2011
in millions	Level 1		Level 2		Level 3		Total
U.S. government and federal agency obligations	$20,940		$66		$—		$21,006
Non-U.S. government obligations	34,339		547		—		34,886
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	—		27		—		27
Loans and securities backed by residential real estate	—		3		—		3
Bank loans and bridge loans	—		1,891		865		2,756
Corporate debt securities [6]	—		6,522		31		6,553
State and municipal obligations	—		3		—		3
Equities and convertible debentures	20,069	[3]	1,248	[4]	9		21,326
Total	$75,348		$10,307		$905		$86,560

1.	Includes $213 million and $595 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $403 million and $1.19 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of publicly listed equity securities.

4.	Principally consists of restricted or less liquid publicly listed securities.

5.	Includes $12.07 billion of private equity investments, $1.10 billion of real estate investments and $497 million of convertible debentures.

6.	Includes $27 million of CDOs and CLOs backed by corporate obligations in level 3.

Goldman Sachs 2011 Form 10-K	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Cash Instrument Assets at Fair Value as of December 2010
in millions	Level 1		Level 2		Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$4,344		$6,918		$—		$11,262
U.S. government and federal agency obligations	36,184		48,744		—		84,928
Non-U.S. government obligations	35,504		5,171		—		40,675
Mortgage and other asset-backed loans and securities [1]: Loans and securities backed by commercial real estate	—		3,534		3,976		7,510
Loans and securities backed by residential real estate	—		7,031		2,501		9,532
Bank loans and bridge loans	—		8,134		9,905		18,039
Corporate debt securities [2]	108		21,874		2,737		24,719
State and municipal obligations	—		2,038		754		2,792
Other debt obligations	—		1,958		1,274		3,232
Equities and convertible debentures	41,660	[3]	15,113	[4]	11,060	[5]	67,833
Commodities	—		13,138		—		13,138
Total	$117,800		$133,653		$32,207		$283,660

	Cash Instrument Liabilities at Fair Value as of December 2010
in millions	Level 1		Level 2		Level 3		Total
U.S. government and federal agency obligations	$23,191		$73		$—		$23,264
Non-U.S. government obligations	28,168		841		—		29,009
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	—		5		—		5
Loans and securities backed by residential real estate	—		6		—		6
Bank loans and bridge loans	—		1,107		380		1,487
Corporate debt securities [6]	26		7,133		60		7,219
Equities and convertible debentures	24,283	[3]	699	[4]	6		24,988
Commodities	—		9		—		9
Total	$75,668		$9,873		$446		$85,987

1.	Includes $212 million and $565 million of CDOs backed by real estate in level 2 and level 3, respectively.

2.	Includes $368 million and $1.07 billion of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of publicly listed equity securities.

4.	Substantially all consists of restricted or less liquid publicly listed securities.

5.	Includes $10.03 billion of private equity investments, $874 million of real estate investments and $156 million of convertible debentures.

6.	Includes $35 million of CDOs and CLOs backed by corporate obligations in level 3.

126	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward

If a cash instrument asset or liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. Transfers between levels are reported at the beginning of the reporting period in which they occur.

Level 3 cash instruments are frequently economically hedged with level 1 and level 2 cash instruments and/or level 1, level 2 or level 3 derivatives. Accordingly, gains or losses that are reported in level 3 can be partially offset by gains or losses attributable to level 1 or level 2 cash instruments and/or level 1, level 2 or level 3 derivatives. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the year.

	Level 3 Cash Instrument Assets at Fair Value for the Year Ended December 2011
in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases [1]	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of year
Non-U.S. government obligations	$—	$25		$(63)		$27	$(123)	$(8)	$290	$148
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	3,976	222		80		1,099	(1,124)	(831)	(76)	3,346
Loans and securities backed by residential real estate	2,501	253		(81)		768	(702)	(456)	(574)	1,709
Bank loans and bridge loans	9,905	540		(216)		6,725	(2,329)	(1,554)	(1,786)	11,285
Corporate debt securities	2,737	391		(132)		1,319	(1,137)	(697)	(1)	2,480
State and municipal obligations	754	12		(1)		448	(591)	(13)	(10)	599
Other debt obligations	1,274	124		(17)		560	(388)	(212)	110	1,451
Equities and convertible debentures	11,060	240		338		2,731	(1,196)	(855)	1,349	13,667
Total	$32,207	$1,807	[2]	$(92	) [2]	$13,677	$(7,590)	$(4,626)	$(698)	$34,685

	Level 3 Cash Instrument Liabilities at Fair Value for the Year Ended December 2011
in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end		Purchases	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of year
Total	$446	$(27)		$218		$(491)	$475	$272	$12	$905

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $(202) million, $623 million and $1.29 billion reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized loss on level 3 cash instrument assets and liabilities of $310 million for the year ended December 2011 primarily consisted of losses on bank loans and bridge loans and corporate debt securities, primarily reflecting the impact of unfavorable credit markets and losses on relationship lending. These losses were partially offset by gains in private equity investments, where prices were generally corroborated through market transactions in similar financial instruments during the year.

Significant transfers in or out of level 3 cash instrument assets during the year ended December 2011 included:

•

Bank loans and bridge loans: net transfer out of level 3 of $1.79 billion, primarily due to transfers to level 2 of certain loans due to improved transparency of market prices as a result of market transactions in these or similar loans, partially offset by transfers to level 3 of other loans primarily due to reduced transparency of market prices as a result of less market activity in these loans.

Goldman Sachs 2011 Form 10-K	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Equities and convertible debentures: net transfer into level 3 of $1.35 billion, primarily due to transfers to level 3 of certain private equity investments due to reduced transparency of market prices as a result of less market activity in these financial instruments, partially offset by transfers to level 2 of other private equity investments due to improved transparency of market prices as a result of market transactions in these financial instruments.

•

Loans and securities backed by residential real estate: net transfer out of level 3 of $574 million, principally due to transfers to level 2 of certain loans due to improved transparency of market prices used to value these loans, as well as unobservable inputs no longer being significant to the valuation of these loans.

There were no significant transfers in or out of level 3 cash instrument liabilities during the year ended December 2011.

	Level 3 Cash Instrument Assets at Fair Value for the Year Ended December 2010
in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end	Net purchases, sales and settlements	Net transfers in and/or (out) of level 3	Balance, end of year
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	$5,794	$239		$108	$(1,335)	$(830)	$3,976
Loans and securities backed by residential real estate	2,070	178		37	163	53	2,501
Bank loans and bridge loans	9,560	687		482	(735)	(89)	9,905
Corporate debt securities	2,235	239		348	488	(573)	2,737
State and municipal obligations	1,114	1		(25)	(393)	57	754
Other debt obligations	2,235	4		159	(263)	(861)	1,274
Equities and convertible debentures	11,871	119		548	(847)	(631)	11,060
Total	$34,879	$1,467	[1]	$1,657 [1]	$(2,922)	$(2,874)	$32,207

	Level 3 Cash Instrument Liabilities at Fair Value for the Year Ended December 2010
in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end	Net purchases, sales and settlements	Net transfers in and/or (out) of level 3	Balance, end of year
Total	$572	$5		$(17)	$(97)	$(17)	$446

1.	The aggregate amounts include approximately $836 million, $1.03 billion and $1.26 billion reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instrument assets and liabilities of $1.67 billion for the year ended December 2010 primarily consisted of unrealized gains on private equity investments, bank loans and bridge loans and corporate debt securities, where prices were generally corroborated through sales and partial sales of similar assets in these asset classes during the period.

Significant transfers in or out of level 3 cash instrument assets during the year ended December 2010 included:

•

Loans and securities backed by commercial real estate: net transfer out of level 3 of $830 million, principally due to transfers to level 2 of certain loans due to improved transparency of market prices as a result of partial sales.

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

128	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The firm’s investments in funds that calculate NAV primarily consist of investments in firm-sponsored funds where the firm co-invests with third-party investors. The private equity, private debt and real estate funds are primarily closed-end funds in which the firm’s investments are not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated and it is estimated that substantially all of the underlying assets of existing funds will be liquidated over the next 10 years. The firm continues to manage its existing private equity funds taking into account the transition periods under the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), although the rules have not yet been finalized.

The firm’s investments in hedge funds are generally redeemable on a quarterly basis with 91 days’ notice, subject to a maximum redemption level of 25% of the firm’s initial investments at any quarter-end. The firm currently plans to comply with the Volcker Rule by redeeming certain of its interests in hedge funds.

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of December 2011		As of December 2010
in millions	Fair Value of Investments	Unfunded Commitments	Fair Value of Investments	Unfunded Commitments
Private equity funds [1]	$ 8,074	$3,514	$ 7,911	$ 4,816
Private debt funds [2]	3,596	3,568	4,267	3,721
Hedge funds [3]	3,165	—	3,169	—
Real estate and other funds [4]	1,531	1,613	1,424	1,931
Total	$16,366	$8,695	$16,771	$10,468

1.	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations and growth investments.

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

4.	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

Goldman Sachs 2011 Form 10-K	129

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

130	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the fair value of derivatives on a net-by-counterparty basis.

	As of December 2011		As of December 2010
in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 5,880	$ 3,172	$ 7,601	$ 2,794
Over-the-counter	74,148	55,281	65,692	51,936
Total	$80,028	$58,453	$73,293	$54,730

The table below presents the fair value and the number of derivative contracts by major product type on a gross basis. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash collateral received or posted under credit support agreements, and therefore are not representative of the firm’s exposure.

	As of December 2011			As of December 2010
in millions, except number of contracts	Derivative Assets	Derivative Liabilities	Number of Contracts	Derivative Assets	Derivative Liabilities	Number of Contracts
Derivatives not accounted for as hedges Interest rates	$624,189	$582,608	287,351	$463,145	$422,514	272,279
Credit	150,816	130,659	362,407	127,153	104,407	367,779
Currencies	88,654	71,736	203,205	87,959	70,273	222,706
Commodities	35,966	38,050	93,755	36,689	41,666	70,890
Equities	64,135	51,928	332,273	65,815	51,948	289,059
Subtotal	963,760	874,981	1,278,991	780,761	690,808	1,222,713
Derivatives accounted for as hedges Interest rates	21,981	13	1,125	23,396	33	997
Currencies	124	21	71	6	162	72
Subtotal	22,105	34	1,196	23,402	195	1,069
Gross fair value of derivatives	$985,865	$875,015	1,280,187	$804,163	$691,003	1,223,782
Counterparty netting [1]	(787,733)	(787,733)		(620,553)	(620,553)
Cash collateral netting [2]	(118,104)	(28,829)		(110,317)	(15,720)
Fair value included in financial instruments owned	$80,028			$73,293
Fair value included in financial instruments sold, but not yet purchased		$58,453			$54,730

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

Goldman Sachs 2011 Form 10-K	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Valuation Techniques for Derivatives

See Note 5 for an overview of the firm’s fair value measurement policies.

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

132	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Valuation Adjustments

Valuation adjustments are integral to determining the fair value of derivatives and are used to adjust the mid-market valuations, produced by derivative pricing models, to the appropriate exit price valuation. These adjustments incorporate bid/offer spreads, the cost of liquidity on illiquid positions, credit valuation adjustments (CVA) and funding valuation adjustments, which account for the credit and funding risk inherent in derivative portfolios. Market-based inputs are generally used when calibrating valuation adjustments to market-clearing levels.

In addition, for derivatives that include significant unobservable inputs, the firm makes model or exit price adjustments to account for the valuation uncertainty present in the transaction.

Goldman Sachs 2011 Form 10-K	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	Derivative Assets at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$33	$645,923	$214	$ —		$646,170
Credit	—	137,110	13,706	—		150,816
Currencies	—	86,752	2,026	—		88,778
Commodities	—	35,062	904	—		35,966
Equities	24	62,684	1,427	—		64,135
Gross fair value of derivative assets	57	967,531	18,277	—		985,865
Counterparty netting [1]	—	(778,639)	(6,377)	(2,717	) [3]	(787,733)
Subtotal	$57	$188,892	$11,900	$(2,717)		$198,132
Cash collateral netting [2]						(118,104)
Fair value included in financial instruments owned						$80,028

	Derivative Liabilities at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 24	$582,012	$585	$ —		$582,621
Credit	—	123,253	7,406	—		130,659
Currencies	—	70,573	1,184	—		71,757
Commodities	—	36,541	1,509	—		38,050
Equities	185	49,884	1,859	—		51,928
Gross fair value of derivative liabilities	209	862,263	12,543	—		875,015
Counterparty netting [1]	—	(778,639)	(6,377)	(2,717	) [3]	(787,733)
Subtotal	$209	$83,624	$6,166	$(2,717)		$87,282
Cash collateral netting [2]						(28,829)
Fair value included in financial instruments sold, but not yet purchased						$58,453

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

134	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Derivative Assets at Fair Value as of December 2010
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$49	$486,037	$455	$—		$486,541
Credit	—	115,519	11,634	—		127,153
Currencies	—	86,158	1,807	—		87,965
Commodities	—	34,511	2,178	—		36,689
Equities	44	64,267	1,504	—		65,815
Gross fair value of derivative assets	93	786,492	17,578	—		804,163
Counterparty netting [1]	—	(613,979)	(4,806)	(1,768	) [3]	(620,553)
Subtotal	$93	$172,513	$12,772	$(1,768)		$183,610
Cash collateral netting [2]						(110,317)
Fair value included in financial instruments owned						$73,293

	Derivative Liabilities at Fair Value as of December 2010
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$18	$422,267	$262	$—		$422,547
Credit	—	99,813	4,594	—		104,407
Currencies	—	69,726	709	—		70,435
Commodities	—	39,709	1,957	—		41,666
Equities	27	49,427	2,494	—		51,948
Gross fair value of derivative liabilities	45	680,942	10,016	—		691,003
Counterparty netting [1]	—	(613,979)	(4,806)	(1,768	) [3]	(620,553)
Subtotal	$45	$66,963	$5,210	$(1,768)		$70,450
Cash collateral netting [2]						(15,720)
Fair value included in financial instruments sold, but not yet purchased						$54,730

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

Goldman Sachs 2011 Form 10-K	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the year.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Year Ended December 2011
in millions	Asset/ (liability) balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at year-end	Purchases	Sales	Settlements	Net transfers in and/or (out) of level 3	Asset/ (liability) balance, end of year
Interest rates — net	$194	$(38)	$(305)	$23	$(29)	$84	$(300)	$(371)
Credit — net	7,040	46	2,525	348	(1,310)	(1,713)	(636)	6,300
Currencies — net	1,098	(26)	(351)	29	(25)	(54)	171	842
Commodities — net	220	(35)	259	125	(835)	150	(489)	(605)
Equities — net	(990)	184	151	382	(683)	159	365	(432)
Total derivatives — net	$7,562	$131 [1]	$2,279 [1,2]	$907	$(2,882)	$(1,374)	$(889)	$5,734

1.	The aggregate amounts include approximately $2.35 billion and $62 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

The net unrealized gain on level 3 derivatives of $2.28 billion for the year ended December 2011 was primarily attributable to the impact of changes in interest rates and exchange rates underlying certain credit derivatives. Unrealized gains on level 3 derivatives were substantially offset by unrealized losses on derivatives classified within level 2 which economically hedge derivatives classified within level 3.

Significant transfers in or out of level 3 derivatives during the year ended December 2011 included:

•

Credit — net: net transfer out of level 3 of $636 million, primarily reflecting transfers to level 2 of certain credit derivative assets principally due to unobservable inputs no longer being significant to the valuation of these derivatives, and transfers into level 3 of certain credit derivative liabilities due to reduced transparency of the correlation inputs used to value these derivatives. The impact of these transfers was partially offset by transfers into level 3 of certain credit and mortgage derivative assets, primarily due to reduced transparency of the correlation inputs used to value these derivatives.

•

Commodities — net: net transfer out of level 3 of $489 million, primarily reflecting transfers to level 2, due to increased transparency of market prices used to value certain commodity derivative assets as a result of market activity in similar instruments, and unobservable inputs becoming less significant to the valuation of other commodity derivative assets. In addition, certain commodity derivative liabilities were transferred into level 3 due to reduced transparency of volatility inputs used to value these derivatives.

136	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Level 3 Derivative Assets and Liabilities at Fair Value for the Year Ended December 2010
in millions	Asset/ (liability) balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end		Net purchases, sales and settlements	Net transfers in and/or (out) of level 3	Asset/ (liability) balance, end of year
Interest rates — net	$(71)	$(79)		$156		$(118)	$306	$194
Credit — net	6,366	8		4,393		(2,663)	(1,064)	7,040
Currencies — net	215	(83)		317		110	539	1,098
Commodities — net	(90)	48		312		33	(83)	220
Equities — net	(1,224)	(38)		6		43	223	(990)
Total derivatives — net	$5,196	$(144	) [1]	$5,184	[1,2]	$(2,595)	$(79)	$7,562

1.	The aggregate amounts include approximately $4.99 billion and $55 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

The net unrealized gain on level 3 derivatives of $5.18 billion for the year ended December 2010 was primarily attributable to lower interest rates underlying certain credit derivatives. These unrealized gains were substantially offset by unrealized losses on currency, interest rate and credit derivatives categorized in level 2, which economically hedge level 3 derivatives.

Significant transfers in or out of level 3 derivatives during the year ended December 2010 included:

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

Impact of Credit Spreads on Derivatives

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants.

The net gain attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $573 million, $68 million and $572 million for the years ended December 2011, December 2010 and December 2009, respectively.

Bifurcated Embedded Derivatives

The table below presents derivatives, primarily equity and interest rate products, that have been bifurcated from their related borrowings. These derivatives are recorded at fair value and included in “Unsecured short-term borrowings” and “Unsecured long-term borrowings.” See Note 8 for further information.

	As of December
in millions, except number of contracts	2011	2010
Fair value of assets	$422	$383
Fair value of liabilities	304	267
Net	$118	$116
Number of contracts	333	338

Goldman Sachs 2011 Form 10-K	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and by product type. Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

in millions	OTC Derivatives as of December 2011
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$10,931	$32,194	$82,480	$125,605
Credit	3,054	15,468	13,687	32,209
Currencies	11,253	11,592	16,023	38,868
Commodities	5,286	5,931	147	11,364
Equities	6,663	7,768	7,468	21,899
Netting across product types [1]	(3,071)	(6,033)	(6,027)	(15,131)
Subtotal	$34,116	$66,920	$113,778	214,814
Cross maturity netting [2]				(22,562)
Cash collateral netting [3]				(118,104)
Total				$74,148

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$5,787	$18,607	$37,739	$62,133
Credit	1,200	6,957	3,894	12,051
Currencies	9,826	5,514	6,502	21,842
Commodities	6,322	5,174	2,727	14,223
Equities	3,290	4,018	4,246	11,554
Netting across product types [1]	(3,071)	(6,033)	(6,027)	(15,131)
Subtotal	$23,354	$34,237	$49,081	106,672
Cross maturity netting [2]				(22,562)
Cash collateral netting [3]				(28,829)
Total				$55,281

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

138	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

in millions	OTC Derivatives as of December 2010
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$7,137	$34,384	$60,750	$102,271
Credit	2,777	16,145	13,525	32,447
Currencies	9,968	10,696	14,868	35,532
Commodities	5,664	5,996	248	11,908
Equities	4,795	10,942	7,037	22,774
Netting across product types [1]	(2,937)	(5,513)	(5,077)	(13,527)
Subtotal	$27,404	$72,650	$91,351	$191,405
Cross maturity netting [2]				(15,396)
Cash collateral netting [3]				(110,317)
Total				$65,692

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$4,470	$14,072	$19,760	$38,302
Credit	1,024	4,862	3,816	9,702
Currencies	8,036	5,219	4,986	18,241
Commodities	7,279	7,838	2,528	17,645
Equities	3,962	4,977	3,750	12,689
Netting across product types [1]	(2,937)	(5,513)	(5,077)	(13,527)
Subtotal	$21,834	$31,455	$29,763	$83,052
Cross maturity netting [2]				(15,396)
Cash collateral netting [3]				(15,720)
Total				$51,936

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

Goldman Sachs 2011 Form 10-K	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	As of December
in millions	2011	2010
Net derivative liabilities under bilateral agreements	$35,066	$23,843
Collateral posted	29,002	16,640
Additional collateral or termination payments for a one-notch downgrade	1,303	1,353
Additional collateral or termination payments for a two-notch downgrade	2,183	2,781

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

Credit Default Swaps. Single-name credit default swaps protect the buyer against the loss of principal on one or more bonds, loans or mortgages (reference obligations) in the event the issuer (reference entity) of the reference obligations suffers a credit event. The buyer of protection pays an initial or periodic premium to the seller and receives protection for the period of the contract. If there is no credit event, as defined in the contract, the seller of protection makes no payments to the buyer of protection. However, if a credit event occurs, the seller of protection is required to make a payment to the buyer of protection, which is calculated in accordance with the terms of the contract.

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

140	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of December 2011, written and purchased credit derivatives had total gross notional amounts of $1.96 trillion and $2.08 trillion, respectively, for total net notional purchased protection of $116.93 billion. As of December 2010, written and purchased credit derivatives had total gross notional amounts of $2.05 trillion and $2.19 trillion, respectively, for total net notional purchased protection of $140.63 billion.

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

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives		Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives [1]	Other Purchased Credit Derivatives [2]	Asset	Liability	Net Asset/ (Liability)
As of December 2011
Credit spread on underlying (basis points)
0-250	$282,851	$794,193	$141,688	$1,218,732	$1,122,296	$180,316	$17,572	$16,907	$665
251-500	42,682	269,687	69,864	382,233	345,942	47,739	4,517	20,810	(16,293)
501-1,000	29,377	140,389	21,819	191,585	181,003	23,176	138	15,398	(15,260)
Greater than 1,000	30,244	114,103	22,995	167,342	147,614	28,734	512	57,201	(56,689)
Total	$385,154	$1,318,372	$256,366	$1,959,892	$1,796,855	$279,965	$22,739	$110,316	$(87,577)

As of December 2010
Credit spread on underlying (basis points)
0-250	$235,798	$1,094,308	$288,851	$1,618,957	$1,511,113	$232,506	$32,071	$14,780	$17,291
251-500	14,412	144,448	52,072	210,932	183,613	36,713	7,368	7,739	(371)
501-1,000	6,384	89,212	33,553	129,149	110,019	18,686	2,571	11,256	(8,685)
Greater than 1,000	11,721	63,982	12,022	87,725	70,945	23,795	483	33,670	(33,187)
Total	$268,315	$1,391,950	$386,498	$2,046,763	$1,875,690	$311,700	$42,493	$67,445	$(24,952)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of purchased credit derivatives in excess of the notional amount included in “Offsetting Purchased Credit Derivatives.”

Goldman Sachs 2011 Form 10-K	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

For the years ended December 2011, December 2010 and December 2009, the gain/(loss) recognized on interest rate derivatives accounted for as hedges was $4.68 billion, $1.62 billion and $(10.07) billion, respectively, and the related gain/(loss) recognized on the hedged borrowings and bank deposits was $(6.30) billion, $(3.45) billion and $9.95 billion, respectively. The hedge ineffectiveness recognized on these derivatives for the years ended December 2011 and December 2010 was a loss of $1.62 billion and $1.84 billion, respectively, and was not material for the year ended December 2009. These losses consisted primarily of the amortization of prepaid credit spreads. The gain/(loss) excluded from the assessment of hedge effectiveness was not material for the years ended December 2011 and December 2010, and was a loss of $1.23 billion for the year ended December 2009.

142	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	Year Ended December
in millions	2011	2010	2009
Currency hedges	$160	$(261)	$(495)
Foreign currency-denominated debt	(147)	(498)	106

The gain/(loss) related to ineffectiveness was not material for the years ended December 2011, December 2010 and December 2009. The loss reclassified to earnings from accumulated other comprehensive income was $186 million for the year ended December 2011 and was not material for the years ended December 2010 and December 2009.

As of December 2011 and December 2010, the firm had designated $3.11 billion and $3.88 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	resale and repurchase agreements;

•	securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution;

Goldman Sachs 2011 Form 10-K	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

certain other secured financings, primarily transfers of assets accounted for as financings rather than sales and certain other nonrecourse financings, including debt raised through the firm’s William Street credit extension program outstanding as of December 2010;

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain unsecured long-term borrowings, including prepaid commodity transactions and certain hybrid financial instruments;

•	certain receivables from customers and counterparties, including certain margin loans and transfers of assets accounted for as secured loans rather than purchases;

•	certain insurance and reinsurance contract assets and liabilities and certain guarantees;

•	certain subordinated liabilities issued by consolidated VIEs; and

•	certain deposits issued by the firm’s bank subsidiaries. Deposits with no stated maturity are not eligible for a fair value option election.

These financial assets and financial liabilities at fair value are generally valued based on discounted cash flow techniques, which incorporate inputs with reasonable levels of price transparency, and are generally classified as level 2 because the inputs are observable. Valuation adjustments may be made for liquidity and for counterparty and the firm’s credit quality.

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

Deposits. The significant inputs to the valuation of deposits are interest rates.

144	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Other Financial Assets and Financial

Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value under the fair value option.

	Other Financial Assets at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$21,263	$20,751	$—	$42,014
Securities purchased under agreements to resell	—	187,232	557	187,789
Securities borrowed	—	47,621	—	47,621
Receivables from customers and counterparties	—	8,887	795	9,682
Total	$21,263	$264,491	$1,352	$287,106

	Other Financial Liabilities at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Total
Deposits	$—	$4,513	$13	$4,526
Securities sold under agreements to repurchase	—	162,321	2,181	164,502
Securities loaned	—	107	—	107
Other secured financings	—	28,267	1,752	30,019
Unsecured short-term borrowings	—	14,560	3,294	17,854
Unsecured long-term borrowings	—	14,971	2,191	17,162
Other liabilities and accrued expenses	—	490	8,996	9,486
Total	$—	$225,229	$18,427	$243,656

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. The table above also includes $21.26 billion of level 1 and $528 million of level 2 securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP, principally consisting of U.S. Treasury securities, money market instruments and insurance separate account assets.

Goldman Sachs 2011 Form 10-K	145

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Other Financial Assets at Fair Value as of December 2010
in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$19,794	$ 16,388	$ —	$ 36,182
Securities purchased under agreements to resell	—	188,255	100	188,355
Securities borrowed	—	48,822	—	48,822
Receivables from customers and counterparties	—	6,904	298	7,202
Total	$19,794	$260,369	$398	$280,561

	Other Financial Liabilities at Fair Value as of December 2010
in millions	Level 1	Level 2	Level 3	Total
Deposits	$—	$ 1,975	$ —	$ 1,975
Securities sold under agreements to repurchase	—	160,285	2,060	162,345
Securities loaned	—	1,514	—	1,514
Other secured financings	—	23,445	8,349	31,794
Unsecured short-term borrowings	—	18,640	3,476	22,116
Unsecured long-term borrowings	—	16,067	2,104	18,171
Other liabilities and accrued expenses	—	563	2,409	2,972
Total	$—	$222,489	$18,398	$240,887

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. The table above also includes $19.79 billion of level 1 and $3.53 billion of level 2 securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP, principally consisting of U.S. Treasury securities, money market instruments and insurance separate account assets.

146	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward

If a financial asset or financial liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. Transfers between levels are recognized at the beginning of the reporting period in which they occur. The tables below present changes in fair value for other financial assets and financial liabilities accounted for at fair value under the fair value option categorized as level 3 as of the end of the year.

Level 3 other financial assets and liabilities are frequently economically hedged with cash instruments and derivatives. Accordingly, gains or losses that are reported in level 3 can be partially offset by gains or losses attributable to level 1, 2 or 3 cash instruments or derivatives. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

	Level 3 Other Financial Assets at Fair Value for the Year Ended December 2011
in millions	Balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at year-end	Purchases	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of year
Securities purchased under agreements to resell	$100	$ 2	$—	$ 620	$—	$(165)	$—	$ 557
Receivables from customers and counterparties	298	—	54	468	—	(25)	—	795
Total	$398	$ 2	$54	$1,088	$—	$(190)	$—	$1,352

	Level 3 Other Financial Liabilities at Fair Value for the Year Ended December 2011
in millions	Balance, beginning of year	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at year-end	Purchases	Sales	Issuances	Settlements	Net transfers in and/or (out) of level 3	Balance, end of year
Deposits	$ —	$ —	$ —	$ —	$—	$ 13	$ —	$ —	$ 13
Securities sold under agreements to repurchase, at fair value	2,060	—	—	—	—	299	(178)	—	2,181
Other secured financings	8,349	8	3	—	—	483	(4,062)	(3,029)	1,752
Unsecured short-term borrowings	3,476	(15)	(340)	(5)	—	815	(1,080)	443	3,294
Unsecured long-term borrowings	2,104	25	5	—	—	441	(193)	(191)	2,191
Other liabilities and accrued expenses	2,409	—	1,095	5,840	—	—	(348)	—	8,996
Total	$18,398	$ 18	$ 763	$5,835	$—	$2,051	$(5,861)	$(2,777)	$18,427

Goldman Sachs 2011 Form 10-K	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The net unrealized loss on level 3 other financial assets and liabilities at fair value of $709 million for the year ended December 2011 primarily consisted of losses on other liabilities and accrued expenses, primarily attributable to the impact of a change in interest rates on certain insurance liabilities. These losses were partially offset by gains on unsecured short-term borrowings, primarily reflecting gains on certain equity-linked notes, principally due to a decline in global equity markets.

Significant transfers in or out of level 3 during the year ended December 2011 included:

•

Other secured financings: net transfer out of level 3 of $3.03 billion, principally due to transfers to level 2 of certain borrowings as unobservable inputs were no longer significant to the valuation of these borrowings as they neared maturity.

•

Unsecured short-term borrowings: net transfer into level 3 of $443 million, principally due to transfers to level 3 of certain borrowings due to less transparency of market prices as a result of less activity in these financial instruments.

	Level 3 Other Financial Assets at Fair Value for the Year Ended December 2010
in millions	Balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at year-end	Net purchases, sales and settlements	Net transfers in and/or (out) of level 3	Balance, end of year
Securities purchased under agreements to resell	$ —	$ 3	$ —	$ 97	$ —	$ 100
Receivables from customers and counterparties	—	22	(58)	—	334	298
Total	$ —	$ 25	$ (58)	$ 97	$ 334	$ 398

	Level 3 Other Financial Liabilities at Fair Value for the Year Ended December 2010
in millions	Balance, beginning of year	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at year-end	Net purchases, sales, issuances and settlements	Net transfers in and/or (out) of level 3	Balance, end of year
Securities sold under agreements to repurchase, at fair value	$ 394	$ —	$ —	$1,666	$ —	$ 2,060
Other secured financings	6,756	(1)	25	1,605	(36)	8,349
Unsecured short-term borrowings	2,310	91	35	(300)	1,340	3,476
Unsecured long-term borrowings	3,077	23	41	216	(1,253)	2,104
Other liabilities and accrued expenses	1,913	10	54	(155)	587	2,409
Total	$14,450	$123	$155	$3,032	$ 638	$18,398

Significant transfers in or out of level 3 during the year ended December 2010, which were principally due to the consolidation of certain VIEs upon adoption of ASU No. 2009-17 as of January 1, 2010, included:

•	Unsecured short-term borrowings: net transfer into level 3 of $1.34 billion, principally due to the consolidation of certain VIEs.
•

Unsecured long-term borrowings: net transfer out of level 3 of $1.25 billion, principally due to the consolidation of certain VIEs, which caused the firm’s borrowings from these VIEs to become intercompany borrowings which were eliminated in consolidation. Substantially all of these borrowings were level 3.

•	Other liabilities and accrued expenses: net transfer into level 3 of $587 million, principally due to an increase in subordinated liabilities issued by certain consolidated VIEs.

148	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	Gains/(Losses) on Other Financial Assets and Financial Liabilities at Fair Value
	Year Ended December
	2011		2010		2009
in millions	Fair Value Option	Other	Fair Value Option	Other	Fair Value Option	Other
Receivables from customers and counterparties [1]	$ (11)	$ 442	$(106)	$ 558	$ 255	$ —
Other secured financings	123	(1,199)	(35)	(996)	(822)	48
Unsecured short-term borrowings	144	2,005	33	(1,488)	(182)	(3,150)
Unsecured long-term borrowings	535	1,801	152	(1,321)	(884)	(4,150)
Other liabilities and accrued expenses [2]	(994)	83	(88)	138	(214)	—
Other [3]	90	—	(10)	—	79	—
Total	$(113)	$ 3,132	$ (54)	$(3,109)	$(1,768)	$(7,252)

1.	Primarily consists of gains/(losses) on certain transfers accounted for as receivables rather than purchases and certain reinsurance contracts.

2.	Primarily consists of gains/(losses) on certain insurance contracts.

3.	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned and deposits.

Excluding the gains and losses on the instruments accounted for under the fair value option described above, “Market making” and “Other principal transactions”

primarily represents gains and losses on “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value.”

Goldman Sachs 2011 Form 10-K	149

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of December
in millions	2011	2010
Aggregate contractual principal amount of performing loans and long-term receivables in excess of the related fair value	$3,826	$3,090
Aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due in excess of the related fair value	23,034	26,653
Total [1]	$26,860	$29,743

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$3,174	$3,994

1.

The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of December 2011 and December 2010, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $2.82 billion and $1.26 billion, respectively, and the related total contractual amount of these lending commitments was $66.12 billion and $51.20 billion, respectively.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $932 million and $701 million as of December 2011 and December 2010, respectively. Of these amounts, $693 million and $349 million as of December 2011 and December 2010, respectively, related to unsecured long-term borrowings and the remainder related to long-term other secured financings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $(805) million, $1.85 billion and $1.65 billion for the years ended December 2011, December 2010 and December 2009, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Year Ended December
in millions	2011	2010	2009
Net gains/(losses) including hedges	$596	$198	$(1,103)
Net gains/(losses) excluding hedges	714	199	(1,116)

150	Goldman Sachs 2011 Form 10-K

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of December
in millions	2011	2010
Securities purchased under agreements to resell [1]	$187,789	$188,355
Securities borrowed [2]	153,341	166,306
Securities sold under agreements to repurchase [1]	164,502	162,345
Securities loaned [2]	7,182	11,212

1.

Resale and repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of December 2011 and December 2010, $47.62 billion and $48.82 billion of securities borrowed and $107 million and $1.51 billion of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no repos to maturity outstanding as of December 2011 or December 2010.

Goldman Sachs 2011 Form 10-K	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of December 2011 and December 2010, the firm had $20.22 billion and $12.86 billion, respectively, of securities received under resale agreements and securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

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

Other secured financings include arrangements that are nonrecourse. As of December 2011 and December 2010, nonrecourse other secured financings were $3.14 billion and $8.42 billion, respectively.

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

152	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents information about other secured financings. In the table below:

•

short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder;

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of December 2011			As of December 2010
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term): At fair value	$18,519	$5,140	$23,659	$16,404	$3,684	$20,088
At amortized cost	155	5,371	5,526	99	4,342	4,441
Interest rates [1]	3.85%	0.22%		2.96%	0.71%
Other secured financings (long-term): At fair value	4,305	2,055	6,360	9,594	2,112	11,706
At amortized cost	1,024	795	1,819	1,565	577	2,142
Interest rates [1]	1.88%	3.28%		2.14%	1.94%
Total [2]	$24,003	$13,361	$37,364	$27,662	$10,715	$38,377
Amount of other secured financings collateralized by: Financial instruments [3]	$23,703	$12,169	$35,872	$27,014	$8,760	$35,774
Other assets [4]	300	1,192	1,492	648	1,955	2,603

1.	The weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

2.

Includes $9.36 billion and $8.32 billion related to transfers of financial assets accounted for as financings rather than sales as of December 2011 and December 2010, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $9.51 billion and $8.53 billion as of December 2011 and December 2010, respectively.

3.

Includes $14.82 billion and $25.63 billion of other secured financings collateralized by financial instruments owned, at fair value and $21.06 billion and $10.14 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of December 2011 and December 2010, respectively.

4.	Primarily real estate and cash.

The table below presents other secured financings by maturity.

in millions	As of December 2011
Other secured financings (short-term)	$29,185
Other secured financings (long-term): 2013	1,852
2014	3,627
2015	583
2016	437
2017-thereafter	1,680
Total other secured financings (long-term)	8,179
Total other secured financings	$37,364

The aggregate contractual principal amount of other secured financings (long-term) for which the fair value option was elected exceeded the related fair value by $239 million and $352 million as of December 2011 and December 2010, respectively.

Collateral Received and Pledged

The firm receives financial instruments (e.g., U.S. government and federal agency, other sovereign and corporate obligations, as well as equities and convertible debentures) as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans.

Goldman Sachs 2011 Form 10-K	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In many cases, the firm is permitted to deliver or repledge these financial instruments when entering into repurchase agreements and securities lending agreements, primarily in connection with secured client financing activities. The firm is also permitted to deliver or repledge these financial instruments in connection with other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements.

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged by the firm.

	As of December
in millions	2011	2010
Collateral available to be delivered or repledged	$622,926	$618,423
Collateral that was delivered or repledged	454,604	447,882

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

	As of December
in millions	2011	2010
Financial instruments owned, at fair value pledged to counterparties that: Had the right to deliver or repledge	$53,989	$51,010
Did not have the right to deliver or repledge	110,949	112,750
Other assets pledged to counterparties that: Did not have the right to deliver or repledge	3,444	4,482

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

The firm accounts for a securitization as a sale when it has relinquished control over the transferred assets. Prior to securitization, the firm accounts for assets pending transfer at fair value and therefore does not typically recognize significant gains or losses upon the transfer of assets. Net revenues from underwriting activities are recognized in connection with the sales of the underlying beneficial interests to investors.

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

154	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	Year Ended December
in millions	2011	2010	2009
Residential mortgages	$40,131	$47,803	$45,846
Commercial mortgages	—	1,451	—
Other financial assets	269	12	691
Total	$40,400	$49,266	$46,537
Cash flows on retained interests	$569	$517	$507

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

	As of December 2011			As of December 2010
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations [1]	$70,448	$5,038	$—	$60,352	$5,929	$—
Other residential mortgage-backed [2]	4,459	101	3	13,318	125	5
Commercial mortgage-backed [3]	3,398	606	331	5,040	849	82
CDOs, CLOs and other [4]	9,972	32	211	12,872	62	229
Total [5]	$88,277	$5,777	$545	$91,582	$6,965	$316

1.

Outstanding principal amount and fair value of retained interests primarily relate to securitizations during 2011 and 2010 as of December 2011, and securitizations during 2010 and 2009 as of December 2010.

2.	Outstanding principal amount and fair value of retained interests as of both December 2011 and December 2010 primarily relate to prime and Alt-A securitizations during 2007 and 2006.

3.

Outstanding principal amount as of both December 2011 and December 2010 primarily relate to securitizations during 2010, 2007 and 2006. Fair value of retained interests as of both December 2011 and December 2010 primarily relate to securitizations during 2010.

4.	Outstanding principal amount and fair value of retained interests as of both December 2011 and December 2010 primarily relate to CDO and CLO securitizations during 2007 and 2006.

5.

Outstanding principal amount and fair value of retained interests include $774 million and $0, respectively, as of December 2011, and $7.64 billion and $16 million, respectively, as of December 2010, related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

Goldman Sachs 2011 Form 10-K	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net liability of $52 million and $98 million as of December 2011 and December 2010, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The table below presents the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of December 2011		As of December 2010
	Type of Retained Interests		Type of Retained Interests
$ in millions	Mortgage-Backed	Other [1]	Mortgage-Backed	Other [1]
Fair value of retained interests	$5,745	$32	$6,903	$62
Weighted average life (years)	7.1	4.7	7.4	4.2

Constant prepayment rate [2]	14.1%	N.M.	11.6%	N.M.
Impact of 10% adverse change [2]	$(55)	N.M.	$(62)	N.M.
Impact of 20% adverse change [2]	(108)	N.M.	(128)	N.M.

Discount rate [3]	5.4%	N.M.	5.3%	N.M.
Impact of 10% adverse change	$(125)	N.M.	$(175)	N.M.
Impact of 20% adverse change	(240)	N.M.	(341)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of December 2011 and December 2010. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $32 million and $62 million as of December 2011 and December 2010, respectively.

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

156	Goldman Sachs 2011 Form 10-K

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

Goldman Sachs 2011 Form 10-K	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Municipal Bond Securitizations. The firm sold municipal securities to VIEs that issued short-term qualifying tax-exempt securities. During 2011, the firm dissolved these VIEs after having redeemed and/or purchased the outstanding securities issued.

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

The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The firm determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers:

•	which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance;

•	which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE;

•	the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders;

•	the VIE’s capital structure;

•	the terms between the VIE and its variable interest holders and other parties involved with the VIE; and

•	related-party relationships.

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

158	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Assets and liabilities held by the firm related to real estate, credit-related and other investing VIEs are primarily included in “Financial instruments owned, at fair value” and “Payables to customers and counterparties,” “Financial instruments sold, but not yet purchased, at fair value” and “Other liabilities and accrued expenses,” respectively.

•	Assets and liabilities held by the firm related to power-related VIEs are primarily included in “Other assets” and “Other liabilities and accrued expenses,” respectively.

	Nonconsolidated VIEs
	As of December 2011
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit- related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$94,047	[2]	$20,340	$8,974	$4,593	$519	$2,208	$130,681
Carrying Value of the Firm’s Variable Interests
Assets	7,004		911	1,495	352	289	5	10,056
Liabilities	—		63	3	24	2	—	92
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	5,745		32	—	—	—	—	5,777
Purchased interests	962		368	—	333	—	—	1,663
Commitments and guarantees [1]	—		1	373	—	46	—	420
Derivatives [1]	2,469		7,529	—	1,221	—	—	11,219
Loans and investments	82		—	1,495	—	288	5	1,870
Total	$9,258	[2]	$7,930	$1,868	$1,554	$334	$5	$20,949

	Nonconsolidated VIEs
	As of December 2010
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit- related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$88,755	[2]	$21,644	$12,568	$5,513	$552	$2,330	$131,362
Carrying Value of the Firm’s Variable Interests
Assets	8,076		909	1,063	266	239	5	10,558
Liabilities	—		114	1	19	14	—	148
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	6,887		50	—	12	—	—	6,949
Purchased interests	839		353	—	247	—	—	1,439
Commitments and guarantees [1]	—		1	125	—	69	—	195
Derivatives [1]	3,128		7,593	—	1,105	—	—	11,826
Loans and investments	104		—	1,063	—	239	5	1,411
Total	$10,958	[2]	$7,997	$1,188	$1,364	$308	$5	$21,820

1.

The aggregate amounts include $4.17 billion and $4.52 billion as of December 2011 and December 2010, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $6.15 billion and $2.62 billion, respectively, as of December 2011, and $6.14 billion and $3.25 billion, respectively, as of December 2010, related to CDOs backed by mortgage obligations.

Goldman Sachs 2011 Form 10-K	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	Consolidated VIEs
	As of December 2011
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$660	$51	$1	$712
Cash and securities segregated for regulatory and other purposes	139	—	—	139
Receivables from brokers, dealers and clearing organizations	4	—	—	4
Receivables from customers and counterparties	—	16	—	16
Financial instruments owned, at fair value	2,369	352	112	2,833
Other assets	1,552	437	—	1,989
Total	$4,724	$856	$113	$5,693
Liabilities
Other secured financings	$1,418	$298	$3,208	$4,924
Payables to customers and counterparties	—	9	—	9
Financial instruments sold, but not yet purchased, at fair value	—	—	2	2
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	185	—	1,941	2,126
Unsecured long-term borrowings	4	—	269	273
Other liabilities and accrued expenses	2,046	40	—	2,086
Total	$3,653	$347	$5,420	$9,420

160	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Consolidated VIEs
	As of December 2010
in millions	Real estate, credit-related and other investing	Municipal bond securitizations	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$248	$—	$39	$52	$339
Cash and securities segregated for regulatory and other purposes	205	—	—	—	205
Receivables from brokers, dealers and clearing organizations	4	—	—	—	4
Receivables from customers and counterparties	1	—	27	—	28
Financial instruments owned, at fair value	2,531	547	550	648	4,276
Other assets	3,369	—	499	—	3,868
Total	$6,358	$547	$1,115	$700	$8,720
Liabilities
Other secured financings	$2,434	$630	$417	$3,224	$6,705
Payables to customers and counterparties	—	—	12	—	12
Financial instruments sold, but not yet purchased, at fair value	—	—	55	—	55
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	302	—	—	2,359	2,661
Unsecured long-term borrowings	6	—	—	—	6
Other liabilities and accrued expenses	2,004	—	32	—	2,036
Total	$4,746	$630	$516	$5,583	$11,475

Goldman Sachs 2011 Form 10-K	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of December
in millions	2011	2010
Property, leasehold improvements and equipment [1]	$8,697	$11,106
Goodwill and identifiable intangible assets [2]	5,468	5,522
Income tax-related assets [3]	5,017	6,239
Equity-method investments [4]	664	1,445
Miscellaneous receivables and other	3,306	3,747
Total	$23,152	$28,059

1.	Net of accumulated depreciation and amortization of $8.46 billion and $7.87 billion as of December 2011 and December 2010, respectively.

2.	See Note 13 for further information about goodwill and identifiable intangible assets.

3.	See Note 24 for further information about income taxes.

4.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $4.17 billion and $3.77 billion as of December 2011 and December 2010, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment included $6.48 billion and $6.44 billion as of December 2011 and December 2010, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Impairments

In the first quarter of 2011, the firm classified certain assets as held for sale, primarily related to Litton Loan Servicing LP (Litton) and recognized impairment losses of approximately $220 million, principally in the firm’s Institutional Client Services segment. These impairment losses, which were included in “Depreciation and amortization,” represent the excess of (i) the carrying value of these assets over (ii) their estimated fair value less estimated cost to sell. These assets were sold in the third quarter of 2011. The firm received total consideration that approximated the firm’s adjusted carrying value for Litton. See Note 18 for further information about the sale of Litton.

As a result of a decline in the market conditions in which certain of the firm’s consolidated investments operate, during 2011 the firm tested certain commodity-related intangible assets and property, leasehold improvements and equipment associated with these investments for impairment in accordance with ASC 360. The carrying value of these assets exceeded the projected undiscounted cash flows over the estimated remaining useful lives of these assets; as such, the firm determined the assets were impaired and recorded an impairment loss of approximately $220 million ($120 million related to commodity-related intangible assets and $100 million related to property, leasehold improvements and equipment), which was included in “Depreciation and amortization” in the firm’s Investing & Lending segment. This impairment loss represented the excess of the carrying value of these assets over their estimated fair value, which is a level 3 measurement, using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to be received from the disposition of certain of these assets.

162	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Note 13.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill As of December
in millions	2011	2010
Investment Banking:
Financial Advisory [1]	$ 104	$ —
Underwriting [1]	186	125
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution [2]	284	159
Equities Client Execution [1]	2,390	2,361
Securities Services	117	117
Investing & Lending	147	172
Investment Management	574	561
Total	$3,802	$3,495

	Identifiable Intangible Assets As of December
in millions	2011	2010
Investment Banking:
Financial Advisory	$ 4	$ —
Underwriting	1	—
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	488	608
Equities Client Execution	677	718
Investing & Lending	369	579
Investment Management	127	122
Total	$1,666	$2,027

1.	The increase from December 2010 to December 2011 is related to the acquisition of GS Australia.

2.	The increase from December 2010 to December 2011 is related to the acquisition of GS Australia, partially offset by the sale of Litton. See Note 12 for further information about the sale of Litton.

Goodwill

Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

Goodwill is assessed annually for impairment or more frequently if events occur or circumstances change that indicate an impairment may exist. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If results of the qualitative assessment are not conclusive, a quantitative goodwill impairment test is performed. See Note 3 for information about amended accounting principles for goodwill impairment testing.

The quantitative goodwill impairment test consists of two steps.

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

Goodwill was tested for impairment, using a quantitative test, during the fourth quarter of 2011 and goodwill was not impaired.

To estimate the fair value of each reporting unit, both relative value and residual income valuation techniques are used because the firm believes market participants would use these techniques to value the firm’s reporting units.

Relative value techniques apply average observable price-to-earnings multiples of comparable competitors to certain reporting units’ net earnings. For other reporting units, fair value is estimated using price-to-book multiples based on residual income techniques, which consider a reporting unit’s return on equity in excess of the firm’s cost of equity capital. The net book value of each reporting unit reflects the estimated amount of shareholders’ equity required to support the activities of the reporting unit.

Goldman Sachs 2011 Form 10-K	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

		As of December
$ in millions		2011	Weighted Average Remaining Lives (years)	2010
Customer lists	Gross carrying amount	$1,119		$1,104
	Accumulated amortization	(593)		(529)
	Net carrying amount	$526	9	$575
Commodities-related intangibles [1]	Gross carrying amount	$595		$667
	Accumulated amortization	(237)		(52)
	Net carrying amount	$358	11	$615
Broadcast royalties [2]	Gross carrying amount	$560		$560
	Accumulated amortization	(123)		(61)
	Net carrying amount	$437	7	$499
Insurance-related intangibles [3]	Gross carrying amount	$292		$292
	Accumulated amortization	(146)		(146)
	Net carrying amount	$146	7	$146
Other [4]	Gross carrying amount	$950		$953
	Accumulated amortization	(751)		(761)
	Net carrying amount	$199	12	$192
Total	Gross carrying amount	$3,516		$3,576
	Accumulated amortization	(1,850)		(1,549)
	Net carrying amount	$1,666	9	$2,027

1.	Primarily includes commodity-related customer contracts and relationships, permits and access rights.

2.	Represents television broadcast royalties held by a consolidated VIE.

3.	Represents value of business acquired related to the firm’s insurance businesses.

4.	Primarily includes the firm’s New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights and exchange-traded fund lead market maker rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized (i) over their estimated lives, (ii) based on economic usage for certain commodity-related intangibles or (iii) in proportion to estimated gross profits or premium revenues. Amortization expense for identifiable intangible assets is included in “Depreciation and amortization.”

164	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present amortization expense for identifiable intangible assets for the years ended December 2011, December 2010 and December 2009, and the estimated future amortization expense through 2016 for identifiable intangible assets as of December 2011.

	Year Ended December
in millions	2011	2010	2009
Amortization expense	$389	$520	$96

in millions	As of December 2011
Estimated future amortization expense:
2012	$258
2013	234
2014	203
2015	170
2016	167

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

See Note 12 for information about impairments of our identifiable intangible assets.

Goldman Sachs 2011 Form 10-K	165

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14.

Deposits

The tables below present deposits held in U.S. and non-U.S. offices and the maturities of time deposits. Substantially all U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and were interest-bearing and substantially all non-U.S. deposits were held at Goldman Sachs Bank (Europe) plc (GS Bank Europe) and were interest-bearing.

	As of December
in millions	2011	2010
U.S. offices	$38,477	$32,353
Non-U.S. offices	7,632	6,216
Total	$46,109	$38,569

	As of December 2011
in millions	U.S.		Non-U.S.		Total
2012	$2,487		$2,347		$4,834
2013	3,252		—		3,252
2014	1,306		—		1,306
2015	1,031		—		1,031
2016	723		—		723
2017 - thereafter	2,120		—		2,120
Total	$10,919	[1]	$2,347	[2]	$13,266

1.

Includes $71 million greater than $100,000, of which $4 million matures within three months, $2 million matures within three to six months, $35 million matures within six to twelve months, and $30 million matures after twelve months.

2.	Substantially all were greater than $100,000.

Note 15.

Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of December
in millions	2011	2010
Other secured financings (short-term)	$29,185	$24,529
Unsecured short-term borrowings	49,038	47,842
Total	$78,223	$72,371

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

The table below presents unsecured short-term borrowings.

	As of December
in millions	2011	2010
Current portion of unsecured long-term borrowings [1], 2	$28,836	$25,396
Hybrid financial instruments	11,526	13,223
Promissory notes	1,328	3,265
Commercial paper	1,491	1,306
Other short-term borrowings	5,857	4,652
Total	$49,038	$47,842

Weighted average interest rate [3]	1.89%	1.77%

1.

Includes $8.53 billion and $10.43 billion as of December 2011 and December 2010, respectively, issued by Group Inc. and guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

2.	Includes $27.95 billion and $24.46 billion as of December 2011 and December 2010, respectively, issued by Group Inc.

3.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

166	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16.

Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of December
in millions	2011	2010
Other secured financings (long-term)	$8,179	$13,848
Unsecured long-term borrowings	173,545	174,399
Total	$181,724	$188,247

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of December 2011			As of December 2010
in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1] Group Inc.	$82,396	$38,012	$120,408	$81,192	$35,353	$116,545
Subsidiaries	1,662	557	2,219	1,622	532	2,154
Floating-rate obligations [2] Group Inc.	19,936	25,878	45,814	23,700	27,374	51,074
Subsidiaries	3,500	1,604	5,104	3,616	1,010	4,626
Total [3]	$107,494	$66,051	$173,545	$110,130	$64,269	$174,399

1.

Interest rates on U.S. dollar-denominated debt ranged from 0.10% to 10.04% (with a weighted average rate of 5.62%) and 0.20% to 10.04% (with a weighted average rate of 5.52%) as of December 2011 and December 2010, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.85% to 14.85% (with a weighted average rate of 4.75%) and 0.85% to 14.85% (with a weighted average rate of 4.65%) as of December 2011 and December 2010, respectively.

2.	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating-rate obligations.

3.	Includes $0 and $8.58 billion as of December 2011 and December 2010, respectively, guaranteed by the FDIC under the TLGP.

Goldman Sachs 2011 Form 10-K	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents unsecured long-term borrowings by maturity date. In the table below:

•

unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings;

•	unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of December 2011
in millions	Group Inc.	Subsidiaries	Total
2013	$ 25,024	$ 185	$ 25,209
2014	19,981	358	20,339
2015	16,578	272	16,850
2016	25,507	163	25,670
2017 - thereafter	79,132	6,345	85,477
Total [1]	$166,222	$7,323	$173,545

1.

Includes $10.84 billion related to interest rate hedges on certain unsecured long-term borrowings, by year of maturity as follows: $542 million in 2013, $882 million in 2014, $653 million in 2015, $1.19 billion in 2016 and $7.57 billion in 2017 and thereafter.

The aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $693 million and $349 million as of December 2011 and December 2010, respectively.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of December 2011 and December 2010. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of less than 4% as of both December 2011 and December 2010. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of December 2011			As of December 2010
in millions	Group Inc.	Subsidiaries	Total	Group Inc.	Subsidiaries	Total
Fixed-rate obligations
At fair value	$10	$66	$76	$16	$6	$22
At amortized cost [1], 2	26,839	1,934	28,773	3,956	1,921	5,877
Floating-rate obligations At fair value	12,903	4,183	17,086	13,428	4,720	18,148
At amortized cost [1], 2	126,470	1,140	127,610	150,219	133	150,352
Total	$166,222	$7,323	$173,545	$167,619	$6,780	$174,399

1.

The weighted average interest rates on the aggregate amounts were 2.59% (5.18% related to fixed-rate obligations and 2.03% related to floating-rate obligations) and 1.90% (5.69% related to fixed-rate obligations and 1.74% related to floating-rate obligations) as of December 2011 and December 2010, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

2.	During 2011, certain fair value hedges were de-designated resulting in a larger portion of fixed-rate debt carried at amortized cost.

168	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of December 2011 and

December 2010, subordinated debt had maturities ranging from 2017 to 2038 and 2012 to 2038, respectively. The table below presents subordinated borrowings.

	As of December 2011				As of December 2010
in millions	Par Amount	Carrying Amount	Rate [1]		Par Amount	Carrying Amount	Rate [1]
Subordinated debt [2]	$14,310	$17,362	4.39	% [3]	$14,345	$16,977	1.19%
Junior subordinated debt	5,085	6,533	2.43%		5,082	5,716	2.50%
Total subordinated borrowings	$19,395	$23,895	3.87%		$19,427	$22,693	1.54%

1.

Weighted average interest rate after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

2.

Par amount and carrying amount of subordinated debt issued by Group Inc., was $13.75 billion and $16.80 billion, respectively, as of December 2011, and $13.81 billion and $16.44 billion, respectively, as of December 2010.

3.

The increase in the weighted average interest rate as of December 2011 compared with December 2010 is primarily due to the de-designation of certain fair value hedges resulting in a larger portion of subordinated debt carried as a fixed-rate obligation.

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

Goldman Sachs 2011 Form 10-K	169

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of December
in millions	2011	2010
Compensation and benefits	$5,701	$9,089
Insurance-related liabilities	18,614	11,381
Noncontrolling interests [1]	1,450	872
Income tax-related liabilities [2]	533	2,042
Employee interests in consolidated funds	305	451
Subordinated liabilities issued by consolidated VIEs	1,090	1,526
Accrued expenses and other	4,108	4,650
Total	$31,801	$30,011

1.	Includes $1.17 billion and $593 million related to consolidated investment funds as of December 2011 and December 2010, respectively.

2.	See Note 24 for further information about income taxes.

The table below presents insurance-related liabilities by type.

	As of December
in millions	2011	2010
Separate account liabilities	$3,296	$4,024
Liabilities for future benefits and unpaid claims [1]	14,213	6,308
Contract holder account balances	835	801
Reserves for guaranteed minimum death and income benefits	270	248
Total	$18,614	$11,381

1.

Substantially all of the increase from December 2010 to December 2011 is related to acquisitions. In connection with these acquisitions, the firm acquired $7.50 billion of assets (primarily financial instruments owned, at fair value, principally consisting of corporate debt securities) and assumed $7.10 billion of liabilities.

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes.”

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.30 billion and $1.26 billion as of December 2011 and December 2010, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $648 million and $839 million as of December 2011 and December 2010, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” Contracts to cede risks to reinsurers do not relieve the firm of its obligations to contract holders. Liabilities for future benefits and unpaid claims include $8.75 billion and $2.05 billion carried at fair value under the fair value option as of December 2011 and December 2010, respectively.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

170	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of December 2011				Total Commitments as of December
in millions	2012	2013- 2014	2015- 2016	2017- Thereafter	2011	2010
Commitments to extend credit [1] Commercial lending: Investment-grade	$5,014	$4,266	$10,344	$45	$19,669	$12,330
Non-investment-grade	1,585	3,939	7,608	761	13,893	11,919
William Street credit extension program	5,515	6,291	19,740	390	31,936	27,383
Warehouse financing	58	189	—	—	247	265
Total commitments to extend credit	12,172	14,685	37,692	1,196	65,745	51,897
Contingent and forward starting resale and securities borrowing agreements [2]	54,522	—	—	—	54,522	46,886
Forward starting repurchase and secured lending agreements [2]	17,964	—	—	—	17,964	12,509
Underwriting commitments	—	—	—	—	—	835
Letters of credit [3]	1,145	58	145	5	1,353	2,210
Investment commitments	2,455	4,764	439	1,460	9,118	11,093
Other	5,200	101	34	7	5,342	4,396
Total commitments	$93,458	$19,608	$38,310	$2,668	$154,044	$129,826

1.	Commitments to extend credit are presented net of amounts syndicated to third parties.

2.	These agreements generally settle within three business days.

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

Goldman Sachs 2011 Form 10-K	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The assets and liabilities of Commitment Corp. are legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. will not be available to its shareholders until the claims of its creditors have been paid. In addition, no affiliate of Commitment Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of Commitment Corp.

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of approximately $950 million, with respect to most of the William Street commitments. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $300 million and $375 million of protection had been provided as of December 2011 and December 2010, respectively. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

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

Investment Commitments

The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $1.62 billion and $1.97 billion as of December 2011 and December 2010, respectively, related to real estate private investments and $7.50 billion and $9.12 billion as of December 2011 and December 2010, respectively, related to corporate and other private investments. Of these amounts, $8.38 billion and $10.10 billion as of December 2011 and December 2010, respectively, relate to commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

in millions	As of December 2011
2012	$440
2013	420
2014	385
2015	337
2016	301
2017 - thereafter	1,380
Total	$3,263

Rent charged to operating expense for the years ended December 2011, December 2010 and December 2009 was $475 million, $508 million and $434 million, respectively.

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

172	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of December 2011 and December 2010, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $42 billion and $49 billion, respectively. This amount reflects paydowns and cumulative losses of approximately $83 billion ($17 billion of which are cumulative losses) as of December 2011 and approximately $76 billion ($14 billion of which are cumulative losses) as of December 2010. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $635 million and total paydowns and cumulative losses of $1.42 billion ($465 million of which are cumulative losses) as of December 2011, and an outstanding principal balance of $739 million and total paydowns and cumulative losses of $1.32 billion ($410 million of which are cumulative losses) as of December 2010, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

To date, repurchase claims and actual repurchases of residential mortgage loans based upon alleged breaches of representations have not been significant and have mainly involved government-sponsored enterprises. During the year ended December 2011, the firm repurchased loans with an unpaid principal balance of less than $10 million. During the year ended December 2010, the firm repurchased loans with an unpaid principal balance of less than $50 million. The loss related to the repurchase of these loans was not material for the years ended December 2011 and December 2010.

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

Goldman Sachs 2011 Form 10-K	173

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Foreclosure and Other Mortgage Loan Servicing Practices and Procedures. The firm had received a number of requests for information from regulators and other agencies, including state attorneys general and banking regulators, as part of an industry-wide focus on the practices of lenders and servicers in connection with foreclosure proceedings and other aspects of mortgage loan servicing practices and procedures. The requests sought information about the foreclosure and servicing protocols and activities of Litton, a residential mortgage servicing subsidiary sold by the firm to a third-party purchaser in the third quarter of 2011. The firm is cooperating with the requests and these inquiries may result in the imposition of fines or other regulatory action. In the third quarter of 2010, prior to the firm’s sale of Litton, Litton had temporarily suspended evictions and foreclosure and real estate owned sales in a number of states, including those with judicial foreclosure procedures. Litton resumed these activities beginning in the fourth quarter of 2010. In connection with the sale of Litton, the firm agreed to provide certain representations and warranties, and specific indemnities related to Litton’s servicing and foreclosure practices prior to the close of the sale. The liability associated with certain of these indemnities has been capped. For indemnities not subject to a cap, management is unable to develop an estimate of the maximum potential amount of future payments because no amounts have yet been specified or claimed. However, management does not believe, based on currently available information, that any payments under these indemnities will have a material adverse effect on the firm’s financial condition.

On September 1, 2011, Group Inc. and GS Bank USA entered into a Consent Order (the Order) with the Board of Governors of the Federal Reserve System (Federal Reserve Board) relating to the servicing of residential mortgage loans. The terms of the Order are substantially similar and, in many respects, identical to the orders entered into with the Federal Reserve Board by other large U.S. financial institutions. The Order sets forth various allegations of improper conduct in servicing by Litton, requires that Group Inc. and GS Bank USA cease and desist such conduct, and requires that Group Inc. and GS Bank USA, and their boards of directors, take various affirmative steps. The Order requires (i) Group Inc. and GS Bank USA to engage a third-party consultant to conduct a review of certain foreclosure actions or proceedings that occurred or were pending between January 1, 2009 and December 31, 2010; (ii) the adoption of policies and procedures related to management of third parties used to outsource residential mortgage servicing, loss mitigation or foreclosure; (iii) a “validation report” from an independent third-party consultant regarding compliance with the Order for the first year; and (iv) submission of quarterly progress reports as to compliance with the Order by the boards of directors (or committees thereof) of Group Inc. and GS Bank USA.

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

Guaranteed Minimum Death and Income Benefits. In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $5.52 billion and $6.11 billion of contract holder account balances as of December 2011 and December 2010, respectively, for such benefits. The weighted average attained age of these contract holders was 69 years for both December 2011 and December 2010.

The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.51 billion and $1.60 billion as of December 2011 and December 2010, respectively. See Note 17 for further information about insurance liabilities.

174	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Because derivatives are accounted for at fair value, the carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying values below exclude the effect of a legal right of setoff that may exist under an enforceable netting agreement and the effect of netting of cash collateral posted under credit support agreements.

	As of December 2011
		Maximum Payout/Notional Amount by Period of Expiration
in millions	Carrying Value of Net Liability	2012	2013- 2014	2015- 2016	2017- Thereafter	Total
Derivatives [1]	$11,881	$486,244	$206,853	$53,743	$49,576	$796,416
Securities lending indemnifications [2]	—	27,798	—	—	—	27,798
Other financial guarantees [3]	205	625	795	1,209	939	3,568

1.

These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore these amounts do not reflect the firm’s overall risk related to its derivative activities. As of December 2010, the carrying value of the net liability related to derivative guarantees was $8.26 billion.

2.

Collateral held by the lenders in connection with securities lending indemnifications was $28.58 billion as of December 2011. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

3.

Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments. As of December 2010, the carrying value of the net liability related to other financial guarantees was $28 million.

Goldman Sachs 2011 Form 10-K	175

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of December 2011 and December 2010.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of December 2011 and December 2010.

176	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Guarantees of Subsidiaries. Group Inc. fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm.

Group Inc. has guaranteed the payment obligations of Goldman, Sachs & Co. (GS&Co.), GS Bank USA, GS Bank Europe and Goldman Sachs Execution & Clearing, L.P. (GSEC), subject to certain exceptions.

In November 2008, the firm contributed subsidiaries into GS Bank USA, and Group Inc. agreed to guarantee the reimbursement of certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets.

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

Group Inc. has established a program for the issuance of securities by Goldman Sachs Secured Finance Limited insured by GS Secured Guaranty Company Limited (SGCL), a wholly-owned subsidiary of Group Inc. that is a financial guaranty insurer organized under the laws of Bermuda. The funds raised by SGCL are used to enter into repurchase transactions with GS&Co. and Goldman Sachs International (GSI). Group Inc. has fully and unconditionally guaranteed the securities issued by Goldman Sachs Secured Finance Limited, as well as the obligations of GS&Co. and GSI under their respective repurchase transactions. Group Inc. has not guaranteed the obligations of SGCL. The assets and liabilities of SGCL are legally separated from other assets and liabilities of the firm. The assets of SGCL will not be available to any holder of its capital stock until the claims of creditors have been paid.

Note 19.

Shareholders’ Equity

Common Equity

Dividends declared per common share were $1.40 in 2011, $1.40 in 2010 and $1.05 in 2009. On January 17, 2012, Group Inc. declared a dividend of $0.35 per common share to be paid on March 29, 2012 to common shareholders of record on March 1, 2012.

On July 1, 2011, the firm issued $103 million of common stock (774,823 shares) in connection with the acquisition of GS Australia.

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

During 2011, 2010 and 2009, the firm repurchased 47.0 million, 25.3 million and 19,578 shares of its common stock at an average cost per share of $128.33, $164.48 and $80.83, for a total cost of $6.04 billion, $4.16 billion and $2 million, respectively, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel restricted stock units (RSUs) to satisfy minimum statutory employee tax withholding requirements. Under these plans, during 2011, 2010 and 2009, employees remitted 75,517 shares, 164,172 shares and 4,506 shares with a total value of $12 million, $25 million and $342,153 and the firm cancelled 12.0 million, 6.2 million and 11.2 million of RSUs with a total value of $1.91 billion, $972 million and $863 million, respectively.

Goldman Sachs 2011 Form 10-K	177

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Preferred Equity

The table below presents perpetual preferred stock issued and outstanding.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Dividend Rate	Earliest Redemption Date	Redemption Value (in millions)
A	50,000	30,000	29,999	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$750
B	50,000	32,000	32,000	6.20% per annum	October 31, 2010	800
C	25,000	8,000	8,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	October 31, 2010	200
D	60,000	54,000	53,999	3 month LIBOR + 0.67%, with floor of 4.00% per annum	May 24, 2011	1,350
	185,000	124,000	123,998			$3,100

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

Under the stock purchase contracts with the APEX Trusts, Group Inc. will issue $2.25 billion of preferred stock, in the aggregate, on the relevant stock purchase dates (on or before June 1, 2013 and September 1, 2013 for Series E and Series F Preferred Stock, respectively), comprised of one share of Series E and Series F Preferred Stock to Goldman Sachs Capital II and III, respectively, for each $100,000 principal amount of subordinated debt held by these trusts. When issued, each share of Series E and Series F Preferred Stock will have a par value of $0.01 and a liquidation preference of $100,000 per share.

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

178	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In June 2009, Group Inc. repurchased from the U.S. Treasury the 10.0 million shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series H (Series H Preferred Stock), that were issued to the U.S. Treasury pursuant to the U.S. Treasury’s TARP Capital Purchase Program. The repurchase resulted in a preferred dividend of $426 million (calculated as the difference between the carrying value and redemption value of the preferred stock), which is included in the consolidated statement of earnings for 2009. The repurchase also resulted in the payment of $44 million of accrued dividends. In connection with the issuance of the Series H Preferred Stock in October 2008, the firm issued a 10-year warrant to the U.S. Treasury to purchase up to 12.2 million shares of common stock at an exercise price of $122.90 per share. The firm repurchased this warrant in full in July 2009 for $1.1 billion. This amount was recorded as a reduction to additional paid-in capital.

During 2011, the firm redeemed the 50,000 shares of the firm’s 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock) held by Berkshire Hathaway Inc.

and certain of its subsidiaries (collectively, Berkshire Hathaway) for the stated redemption price of $5.50 billion ($110,000 per share), plus accrued and unpaid dividends. In connection with this redemption, the firm recognized a preferred dividend of $1.64 billion (calculated as the difference between the carrying value and the redemption value of the preferred stock), which is included in the consolidated statement of earnings for 2011. Berkshire Hathaway continues to hold a five-year warrant, issued in October 2008, to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share.

On January 12, 2012, Group Inc. declared dividends of $239.58, $387.50, $255.56 and $255.56 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, to be paid on February 10, 2012 to preferred shareholders of record on January 26, 2012.

The table below presents preferred dividends declared on preferred stock.

	Year Ended December
	2011		2010		2009
	per share	in millions	per share	in millions	per share	in millions
Series A	$950.51	$28	$950.51	$28	$710.94	$21
Series B	1,550.00	50	1,550.00	50	1,162.50	38
Series C	1,013.90	8	1,013.90	8	758.34	6
Series D	1,013.90	55	1,013.90	55	758.34	41
Series G [1]	2,500.00	125	10,000.00	500	7,500.00	375
Series H [2]	—	—	—	—	12.50	125
Total		$266		$641		$606

1.	Amount for the year ended December 2011 excludes preferred dividends related to the redemption of the firm’s Series G Preferred Stock.

2.

Amount for the year ended December 2009 excludes the preferred dividend related to the repurchase of the TARP Series H Preferred Stock, as well as accrued dividends paid on repurchase of the Series H Preferred Stock.

Accumulated Other Comprehensive Income/(Loss)

The table below presents accumulated other comprehensive income/(loss) by type.

	As of December
in millions	2011	2010
Currency translation adjustment, net of tax	$(225)	$(170)
Pension and postretirement liability adjustments, net of tax	(374)	(229)
Net unrealized gains on available-for-sale securities, net of tax [1]	83	113
Total accumulated other comprehensive loss, net of tax	$(516)	$(286)

1.	Substantially all consists of net unrealized gains on securities held by the firm’s insurance subsidiaries as of both December 2011 and December 2010.

Goldman Sachs 2011 Form 10-K	179

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

The table below presents information regarding Group Inc.’s regulatory capital ratios.

	As of December
$ in millions	2011	2010
Tier 1 capital	$63,262	$71,233
Tier 2 capital	$13,881	$13,660
Total capital	$77,143	$84,893
Risk-weighted assets	$457,027	$444,290
Tier 1 capital ratio	13.8%	16.0%
Total capital ratio	16.9%	19.1%
Tier 1 leverage ratio	7.0%	8.0%

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

180	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Regulatory Reform

The firm is currently working to implement the requirements set out in the Federal Reserve Board’s Risk-Based Capital Standards: Advanced Capital Adequacy Framework — Basel 2, as applicable to Group Inc. as a bank holding company (Basel 2), which are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee. U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., adopt Basel 2, once approved to do so by regulators. As required by the Dodd-Frank Act, U.S. banking regulators have adopted a rule that requires large banking organizations, upon adoption of Basel 2, to continue to calculate risk-based capital ratios under both Basel 1 and Basel 2. For each of the Tier 1 and Total capital ratios, the lower of the Basel 1 and Basel 2 ratios calculated will be used to determine whether the bank meets its minimum risk-based capital requirements.

In December 2011, the U.S. federal bank regulatory agencies issued revised proposals to modify their market risk regulatory capital requirements for banking organizations in the United States that have significant trading activities. These modifications are designed to address the adjustments to the market risk framework that were announced by the Basel Committee in June 2010 (Basel 2.5), as well as the prohibition in the use of credit ratings, as required by the Dodd-Frank Act. Once implemented, it is likely that these changes will result in increased capital requirements for market risk.

Additionally, the guidelines issued by the Basel Committee in December 2010 (Basel 3) revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, set new minimum capital ratios (including a new “capital conservation buffer,” which must be composed exclusively of Tier 1 common equity and will be in addition to the minimum capital ratios), introduce a Tier 1 leverage ratio within international guidelines for the first time, and make substantial revisions to the computation of RWAs for credit exposures. Implementation of the new requirements is expected to take place over the next several years. The federal banking agencies have not yet proposed rules to implement the Basel 3 guidelines in the United States.

The Basel Committee has published its final provisions for assessing the global systemic importance of banking institutions and the range of additional Tier 1 common equity that should be maintained by banking institutions deemed to be globally systemically important. The additional capital for these institutions would initially range from 1% to 2.5% of Tier 1 common equity and could be as much as 3.5% for a bank that increases its systemic footprint (e.g., by increasing total assets). The firm was one of 29 institutions identified by the Financial Stability Board (established at the direction of the leaders of the Group of 20) as globally systemically important under the Basel Committee’s methodology. Therefore, depending upon the manner and timing of the U.S. banking regulators’ implementation of the Basel Committee’s methodology, the firm expects that the minimum Tier 1 common ratio requirement applicable to the firm will include this additional capital assessment. The final determination of whether an institution is classified as globally systemically important and the calculation of the required additional capital amount is expected to be disclosed by the Basel Committee no later than November 2014 based on data through the end of 2013.

The Federal Reserve Board has proposed regulations designed to strengthen the regulation and supervision of large bank holding companies and systemically important nonbank financial firms. These proposals address risk-based capital and leverage requirements, liquidity requirements, stress tests, single counterparty limits and early remediation requirements that are designed to address financial weakness at an early stage. Although many of the proposals mirror initiatives to which bank holding companies are already subject, their full impact on the firm will not be known with certainty until the rules are finalized.

The Dodd-Frank Act will subject the firm at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions and directs banking regulators to impose additional capital requirements as disclosed above. The Federal Reserve Board is expected to adopt the new leverage and risk-based capital regulations in 2012. As a consequence of these changes, Tier 1 capital treatment for the firm’s junior subordinated debt issued to trusts will be phased out over a three-year period beginning on January 1, 2013. The interaction among the Dodd-Frank Act, the Basel Committee’s proposed changes and other proposed or announced changes from other governmental entities and regulators adds further uncertainty to the firm’s future capital requirements and those of our subsidiaries.

Goldman Sachs 2011 Form 10-K	181

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A number of other governmental entities and regulators, including the European Union (EU) and the U.K.’s Financial Services Authority (FSA), have also proposed or announced changes that will result in increased capital requirements for financial institutions.

As a consequence of these developments, the firm expects minimum capital ratios required to be maintained under Federal Reserve Board regulations will be increased and changes in the prescribed calculation methodology are expected to result in higher RWAs and lower capital ratios than those currently computed.

The capital and liquidity requirements of several of the firm’s subsidiaries will also be impacted in the future by the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators.

Bank Subsidiaries

GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC and the New York State Department of Financial Services (formerly the New York State Banking Department) and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel 1 as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. Under the regulatory framework for prompt corrective action that is applicable to GS Bank USA, in order to be considered a “well-capitalized” depository institution, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. GS Bank USA has agreed with the Federal Reserve Board to minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. As noted in the table below, GS Bank USA was in compliance with these minimum capital requirements as of December 2011 and December 2010.

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel 1 as implemented by the Federal Reserve Board.

	As of December
$ in millions	2011		2010
Tier 1 capital	$19,251		$18,604
Tier 2 capital	6	[1]	5,004
Total capital	19,257		23,608
Risk-weighted assets	112,824		98,719
Tier 1 capital ratio	17.1%		18.8%
Total capital ratio	17.1	% [1]	23.9%
Tier 1 leverage ratio	18.5%		19.5%

1.

The decrease from December 2010 to December 2011 is primarily related to GS Bank USA’s repayment of $5.00 billion of subordinated debt to Group Inc. and $1.00 billion dividend to Group Inc. during 2011.

GS Bank USA is currently working to implement the Basel 2 framework, as implemented by the Federal Reserve Board. Similar to the firm’s requirement as a bank holding company, GS Bank USA is required to adopt Basel 2, once approved to do so by regulators. In addition, the capital requirements for GS Bank USA are expected to be impacted by changes to the Basel Committee’s capital guidelines, as outlined above. Furthermore, the firm expects that GS Bank USA will be impacted by aspects of the Dodd-Frank Act, including stress test and resolution plan requirements.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution held at the Federal Reserve Bank was approximately $40.06 billion and $28.12 billion as of December 2011 and December 2010, respectively, which exceeded required reserve amounts by $39.51 billion and $27.45 billion as of December 2011 and December 2010, respectively.

182	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Goldman Sachs International Bank, a wholly-owned credit institution, regulated by the FSA, and GS Bank Europe, a wholly-owned credit institution, regulated by the Central Bank of Ireland, are both subject to minimum capital requirements. As of December 2011 and December 2010, Goldman Sachs International Bank and GS Bank Europe were in compliance with all regulatory capital requirements.

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

As of December 2011, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $11.24 billion, which exceeded the amount required by $9.34 billion. As of December 2011, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $2.10 billion, which exceeded the amount required by $2.00 billion.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of December 2011 and December 2010, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Insurance Subsidiaries

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the FSA and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of December 2011 and December 2010.

Other Non-U.S. Regulated Subsidiaries

The firm’s principal non-U.S. regulated subsidiaries include GSI and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements imposed by the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of December 2011 and December 2010, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 2011 and December 2010, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of December 2011 and December 2010, approximately $25.53 billion and $24.70 billion, respectively, of net assets of regulated subsidiaries were restricted as to the payment of dividends to Group Inc. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

Goldman Sachs 2011 Form 10-K	183

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

The table below presents the computations of basic and diluted EPS.

	Year Ended December
in millions, except per share amounts	2011	2010	2009
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$2,510	$7,713	$12,192
Denominator for basic EPS — weighted average number of common shares	524.6	542.0	512.3
Effect of dilutive securities: RSUs	14.6	15.0	15.7
Stock options and warrants	17.7	28.3	22.9
Dilutive potential common shares	32.3	43.3	38.6
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	556.9	585.3	550.9
Basic EPS	$4.71	$14.15	$23.74
Diluted EPS	4.51	13.18	22.13

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.07, $0.08 and $0.06 for the years ended December 2011, December 2010 and December 2009, respectively.

The diluted EPS computations in the table above do not include the following:

	Year Ended December
in millions	2011	2010	2009
Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	9.2	6.2	24.7

184	Goldman Sachs 2011 Form 10-K

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

	Year Ended December
in millions	2011	2010	2009
Fees earned from affiliated funds	$2,789	$2,882	$2,484

	As of December
in millions	2011	2010
Fees receivable from funds	$721	$886
Aggregate carrying value of interests in funds	14,960	14,773

The firm has provided voluntary financial support to certain of its funds that have experienced significant reductions in capital and liquidity or had limited access to the debt markets during the financial crisis. As of December 2011 and December 2010, the firm had exposure to these funds in the form of loans and guarantees of $289 million and $253 million, respectively, primarily related to certain real estate funds. In addition, as of December 2011 and 2010, the firm had outstanding commitments to extend credit to these funds of $0 and $160 million, respectively.

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

Goldman Sachs 2011 Form 10-K	185

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23.

Interest Income and Interest Expense

Interest income is recorded on an accrual basis based on contractual interest rates. The table below presents the sources of interest income and interest expense.

	Year Ended December
in millions	2011	2010	2009
Interest income
Deposits with banks	$125	$86	$65
Securities borrowed, securities purchased under agreements to resell and federal funds sold	666	540	951
Financial instruments owned, at fair value	10,718	10,346	11,106
Other interest [1]	1,665	1,337	1,785
Total interest income	13,174	12,309	13,907
Interest expense
Deposits	280	304	415
Securities loaned and securities sold under agreements to repurchase	905	708	1,317
Financial instruments sold, but not yet purchased, at fair value	2,464	1,859	1,854
Short-term borrowings [2]	526	453	623
Long-term borrowings [2]	3,439	3,155	2,585
Other interest [3]	368	327	(294)
Total interest expense	7,982	6,806	6,500
Net interest income	$5,192	$5,503	$7,407

1.	Primarily includes interest income on customer debit balances and other interest-earning assets.

2.	Includes interest on unsecured borrowings and other secured financings.

3.	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

186	Goldman Sachs 2011 Form 10-K

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

	Year Ended December
in millions	2011	2010	2009
Current taxes
U.S. federal	$405	$1,791	$4,039
State and local	392	325	594
Non-U.S.	204	1,083	2,242
Total current tax expense	1,001	3,199	6,875
Deferred taxes
U.S. federal	683	1,516	(763)
State and local	24	162	(130)
Non-U.S.	19	(339)	462
Total deferred tax (benefit)/expense	726	1,339	(431)
Provision for taxes	$1,727	$4,538	$6,444

	Year Ended December
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal income tax effects	4.4	2.5	1.5
Tax credits	(1.6)	(0.7)	(0.3)
Non-U.S. operations	(6.7)	(2.3)	(3.5)
Tax-exempt income, including dividends	(2.4)	(1.0)	(0.4)
Other	(0.7)	1.7 [1]	0.2
Effective income tax rate	28.0%	35.2%	32.5%

1.	Primarily includes the effect of the SEC settlement of $550 million, substantially all of which is non-deductible.

Goldman Sachs 2011 Form 10-K	187

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The table below presents the significant components of deferred tax assets and liabilities.

	As of December
in millions	2011	2010
Deferred tax assets
Compensation and benefits	$3,126	$3,397
Unrealized losses	849	731
ASC 740 asset related to unrecognized tax benefits	569	972
Non-U.S. operations	662	652
Foreign tax credits	12	11
Net operating losses	213	250
Occupancy-related	110	129
Other comprehensive income-related	168	68
Other, net	581	473
	6,290	6,683
Valuation allowance [1]	(65)	(50)
Total deferred tax assets [2]	$6,225	$6,633
Depreciation and amortization	1,959	1,647
Other comprehensive income-related	36	130
Total deferred tax liabilities [2]	$1,995	$1,777

1.	Relates primarily to the ability to utilize losses in various tax jurisdictions.

2.	Before netting within tax jurisdictions.

188	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The firm has recorded deferred tax assets of $213 million and $250 million as of December 2011 and December 2010, respectively, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $59 million and $42 million as of December 2011 and December 2010, respectively, related to these net operating loss carryforwards. As of December 2011, the U.S. federal, state and local, and foreign net operating loss carryforwards were $96 million, $1.65 billion and $378 million, respectively. If not utilized, the U.S. federal net operating loss carryforward will begin to expire in 2017 and the state and local net operating loss carryforwards will begin to expire in 2012. The foreign net operating loss carryforwards can be carried forward indefinitely. The firm had foreign tax credit carryforwards of $12 million and $11 million as of December 2011 and December 2010, respectively. The firm recorded a related net deferred income tax asset of $6 million and $5 million as of December 2011 and December 2010, respectively. These carryforwards will begin to expire in 2013.

The firm had capital loss carryforwards of $6 million and $12 million as of December 2011 and December 2010, respectively. The firm recorded a related net deferred income tax asset of $2 million as of both December 2011 and December 2010. These carryforwards expire in 2013.

The valuation allowance increased by $15 million and decreased by $24 million during 2011 and 2010, respectively. The increase was due to losses considered more likely than not to expire unused. The decrease was primarily due to the utilization of losses previously considered more likely than not to expire unused.

The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of December 2011 and December 2010, this policy resulted in an unrecognized net deferred tax liability of $3.32 billion and $2.67 billion, respectively, attributable to reinvested earnings of $20.63 billion and $17.70 billion, respectively.

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

As of December 2011 and December 2010, the accrued liability for interest expense related to income tax matters and income tax penalties was $233 million and $213 million, respectively. The firm recognized $21 million, $28 million and $62 million of interest and income tax penalties for the years ended December 2011, December 2010 and December 2009, respectively. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2011 due to potential audit settlements. At this time, it is not possible to estimate the change or its impact on the firm’s effective tax rate over the next twelve months.

The table below presents the changes in the liability for unrecognized tax benefits, which is recorded in “Other liabilities and accrued expenses.” See Note 17 for further information.

	As of December
in millions	2011	2010	2009
Balance, beginning of year	$2,081	$1,925	$1,548
Increases based on tax positions related to the current year	171	171	143
Increases based on tax positions related to prior years	278	162	379
Decreases related to tax positions of prior years	(41)	(104)	(19)
Decreases related to settlements	(638)	(128)	(91)
Acquisitions/(dispositions)	47	56	—
Exchange rate fluctuations	(11)	(1)	(35)
Balance, end of year	$1,887	$2,081	$1,925
Related deferred income tax asset [1]	$569	$972	$1,004
Net unrecognized tax benefit [2]	1,318	1,109	921

1.	Included in “Other assets.” See Note 12.

2.	If recognized, the net tax benefit would reduce the firm’s effective income tax rate.

Goldman Sachs 2011 Form 10-K	189

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Regulatory Tax Examinations

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong, Korea and various states, such as New York. The tax years under examination vary by jurisdiction. The firm believes that during 2012, certain audits have a reasonable possibility of being completed. The firm does not expect completion of these audits to have a material impact on the firm’s financial condition but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of December 2011
U.S. Federal [1]	2005
New York State and City [2]	2004
United Kingdom	2007
Japan [3]	2008
Hong Kong	2005
Korea	2008

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

190	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The segment information presented in the table below is prepared according to the following methodologies:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

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

		For the Years Ended or as of December
in millions		2011	2010	2009
Investment Banking	Net revenues	$4,355	$4,810	$4,984
	Operating expenses	2,962	3,511	3,482
	Pre-tax earnings	$1,393	$1,299	$1,502
	Segment assets	$1,690	$1,870	$1,759

Institutional Client Services	Net revenues [1]	$17,280	$21,796	$32,719
	Operating expenses	12,697	14,291	13,691
	Pre-tax earnings	$4,583	$7,505	$19,028
	Segment assets	$834,780	$819,765	$751,851

Investing & Lending	Net revenues	$2,142	$7,541	$2,863
	Operating expenses	2,673	3,361	3,523
	Pre-tax earnings/(loss)	$(531)	$4,180	$(660)
	Segment assets	$76,753	$78,771	$83,851

Investment Management	Net revenues	$5,034	$5,014	$4,607
	Operating expenses	4,018	4,051	3,673
	Pre-tax earnings	$1,016	$963	$934
	Segment assets	$10,002	$10,926	$11,481

Total	Net revenues	$28,811	$39,161	$45,173
	Operating expenses	22,642	26,269	25,344
	Pre-tax earnings	$6,169	$12,892	$19,829
	Total assets	$923,225	$911,332	$848,942

1.

Includes $115 million, $111 million and $36 million for the years ended December 2011, December 2010 and December 2009, respectively, of realized gains on available-for-sale securities held in the firm’s insurance subsidiaries.

Goldman Sachs 2011 Form 10-K	191

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•	net provisions for a number of litigation and regulatory proceedings of $175 million, $682 million and $104 million for the years ended December 2011, December 2010 and December 2009, respectively;

•	charitable contributions of $103 million, $345 million and $810 million for the years ended December 2011, December 2010 and December 2009, respectively; and

•	real estate-related exit costs of $14 million, $28 million and $61 million for the years ended December 2011, December 2010 and December 2009, respectively.

The tables below present the amounts of net interest income included in net revenues, and the amounts of depreciation and amortization expense included in pre-tax earnings.

	Year Ended December
in millions	2011	2010	2009
Investment Banking	$(6)	$—	$—
Institutional Client Services	4,360	4,692	6,951
Investing & Lending	635	609	242
Investment Management	203	202	214
Total net interest	$5,192	$5,503	$7,407

	Year Ended December
in millions	2011	2010	2009
Investment Banking	$174	$172	$156
Institutional Client Services	944	1,109	775
Investing & Lending	563	422	793
Investment Management	188	200	214
Total depreciation and amortization [1]	$1,869	$1,904	$1,943

1.	Includes real estate-related exit costs of $1 million and $5 million for the years ended December 2010 and December 2009, respectively, that have not been allocated to the firm’s segments.

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

•	Investing & Lending: Investing: location of the investment; Lending: location of the client.

•	Investment Management: location of the sales team.

192	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the total net revenues, pre-tax earnings and net earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues, pre-tax earnings and net earnings (excluding Corporate) for each geographic region.

	Year Ended December
$ in millions	2011		2010		2009
Net revenues Americas [1]	$17,873	62%	$21,564	55%	$25,313	56%
EMEA [2]	7,074	25	10,449	27	11,595	26
Asia [3], 4	3,864	13	7,148	18	8,265	18
Total net revenues	$28,811	100%	$39,161	100%	$45,173	100%
Pre-tax earnings Americas [1]	$5,466	85%	$7,934	57%	$11,461	56%
EMEA [2]	1,226	19	3,080	22	5,508	26
Asia [3]	(231)	(4)	2,933	21	3,835	18
Subtotal	6,461	100%	13,947	100%	20,804	100%
Corporate [5]	(292)		(1,055)		(975)
Total pre-tax earnings	$6,169		$12,892		$19,829
Net earnings Americas [1]	$3,624	78%	$4,917	53%	$7,120	51%
EMEA [2]	1,117	24	2,236	24	4,201	30
Asia [3]	(103)	(2)	2,083	23	2,689	19
Subtotal	4,638	100%	9,236	100%	14,010	100%
Corporate	(196)		(882)		(625)
Total net earnings	$4,442		$8,354		$13,385

1.	Substantially all relates to the U.S.

2.	EMEA (Europe, Middle East and Africa). Pre-tax earnings and net earnings include the impact of the U.K. bank payroll tax for the year ended December 2010.

3.	Asia also includes Australia and New Zealand.

4.

The decline in net revenues in Asia compared with 2010 primarily reflects lower results in Investing & Lending, principally due to losses from public equities, reflecting a significant decline in equity markets in Asia during 2011.

5.

Consists of net provisions for a number of litigation and regulatory proceedings of $175 million, $682 million and $104 million for the years ended December 2011, December 2010 and December 2009, respectively; charitable contributions of $103 million, $345 million and $810 million for the years ended December 2011, December 2010 and December 2009, respectively; and real estate-related exit costs of $14 million, $28 million and $61 million for the years ended December 2011, December 2010 and December 2009, respectively.

Goldman Sachs 2011 Form 10-K	193

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

The table below presents the credit concentrations in assets held by the firm. As of December 2011 and December 2010, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

	As of December
$ in millions	2011	2010
U.S. government and federal agency obligations [1]	$103,468	$96,350
% of total assets	11.2%	10.6%
Other sovereign obligations 1, [2]	$49,025	$40,379
% of total assets	5.3%	4.4%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

2.	Principally consisting of securities issued by the governments of the United Kingdom, Japan, and Germany as of December 2011, and the United Kingdom, Japan and France as of December 2010.

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

	As of December
in millions	2011	2010
U.S. government and federal agency obligations	$94,603	$121,366
Other sovereign obligations [1]	110,178	73,357

1.	Principally consisting of securities issued by the governments of Germany and France.

194	Goldman Sachs 2011 Form 10-K

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

With respect to proceedings described below for which management has been able to estimate a range of reasonably possible loss where (i) plaintiffs have claimed an amount of money damages, (ii) the firm is being sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2011 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular proceeding. As of the date hereof, the firm has estimated the aggregate amount of reasonably possible losses for such proceedings and for any other proceedings described below where management has been able to estimate a range of reasonably possible loss to be approximately $2.4 billion.

Management is generally unable to estimate a range of reasonably possible loss for proceedings other than those included in the estimate above, including where (i) plaintiffs have not claimed an amount of money damages, unless management can otherwise determine an appropriate amount, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of such proceedings will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period.

IPO Process Matters. Group Inc. and GS&Co. are among the numerous financial services companies that have been named as defendants in a variety of lawsuits alleging improprieties in the process by which those companies participated in the underwriting of public offerings in recent years.

GS&Co. has, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits filed in the U.S. District Court for the Southern District of New York alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements tying allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, and that the alleged arrangements resulted in market manipulation. On October 5, 2009, the district court approved a settlement agreement entered into by the parties. The firm has paid into a settlement fund the full amount that GS&Co. would contribute in the settlement. Certain objectors appealed certain aspects of the settlement’s approval, but all such appeals have been withdrawn or finally dismissed, thereby concluding the matter.

Goldman Sachs 2011 Form 10-K	195

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

GS&Co. is among numerous underwriting firms named as defendants in a number of complaints filed commencing October 3, 2007, in the U.S. District Court for the Western District of Washington alleging violations of Section 16 of the Exchange Act in connection with offerings of securities for 15 issuers during 1999 and 2000. The complaints generally assert that the underwriters, together with each issuer’s directors, officers and principal shareholders, entered into purported agreements to tie allocations in the offerings to increased brokerage commissions and aftermarket purchase orders. The complaints further allege that, based upon these and other purported agreements, the underwriters violated the reporting provisions of, and are subject to short-swing profit recovery under, Section 16 of the Exchange Act. The district court granted defendants’ motions to dismiss on the grounds that the plaintiff’s demands were inadequate with respect to certain actions and that the remaining actions were time-barred. On December 2, 2010, the appellate court affirmed in part and reversed in part, upholding the dismissal of seven of the actions in which GS&Co. is a defendant that were dismissed based on the deficient demands but remanding the remaining eight actions in which GS&Co. is a defendant that were dismissed as time-barred for consideration of other bases for dismissal. On June 27, 2011, the U.S. Supreme Court granted the defendants’ petition for review of whether the actions that were remanded are time-barred and denied the plaintiff’s petition.

GS&Co. has been named as a defendant in an action commenced on May 15, 2002 in New York Supreme Court, New York County, by an official committee of unsecured creditors on behalf of eToys, Inc., alleging that the firm intentionally underpriced eToys, Inc.’s initial public offering. The action seeks, among other things, unspecified compensatory damages resulting from the alleged lower amount of offering proceeds. On appeal from rulings on GS&Co.’s motion to dismiss, the New York Court of Appeals dismissed claims for breach of contract, professional malpractice and unjust enrichment, but permitted claims for breach of fiduciary duty and fraud to continue. On remand, the lower court granted GS&Co.’s motion for summary judgment and, on December 8, 2011, the appellate court affirmed the lower court’s decision. On January 9, 2012, the creditors moved for permission either to reargue the appellate decision or to appeal further to the New York Court of Appeals.

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

The district court rejected the claims against GSI and ABN AMRO, but found World Online liable in an amount to be determined. On appeal, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court, holding that certain of the alleged disclosure deficiencies were actionable as to GSI and ABN AMRO. On further appeal, the Netherlands Supreme Court affirmed the rulings of the Court of Appeals, except that it found certain additional aspects of the offering materials actionable and held that individual investors could potentially hold GSI and ABN AMRO responsible for certain public statements and press releases by World Online and its former CEO. The parties entered into a definitive settlement agreement, dated July 15, 2011, pursuant to which GSI will contribute up to €48 million to a settlement fund. The firm has paid the full amount of GSI’s proposed contribution to the settlement into an escrow account. Other shareholders’ associations have made demands or filed claims for compensation of alleged damages.

196	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Research Matters. Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to research practices, including, among other things, research analysts’ methods for obtaining receipt and distribution of information and communications among research analysts, sales and trading personnel and clients. On June 9, 2011, pursuant to a settlement, a consent order was entered by the Massachusetts Securities Division pursuant to which GS&Co. paid a $10 million civil penalty and agreed to various undertakings regarding certain of its research practices. Other regulators, including the SEC and FINRA, have been investigating matters similar to those involved in the Massachusetts settlement, and Goldman Sachs has been discussing potential resolution of their proposed charges.

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

SLKS, Spear, Leeds & Kellogg, L.P. and Group Inc. are among numerous defendants named in purported class actions brought beginning in October 2003 on behalf of investors in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws and state common law in connection with NYSE floor specialist activities. The actions, which have been consolidated, seek unspecified compensatory damages, restitution and disgorgement on behalf of purchasers and sellers of unspecified securities between October 17, 1998 and October 15, 2003. By a decision dated March 14, 2009, the district court granted plaintiffs’ motion for class certification. The defendants’ petition with the U.S. Court of Appeals for the Second Circuit seeking review of the certification ruling was denied, and the specialist defendants’ petition for a rehearing and/or rehearing en banc was denied on February 24, 2010. On December 5, 2011, the parties reached a settlement in principle, subject to documentation and court approval. The firm has reserved the full amount of its proposed contribution to the settlement.

Goldman Sachs 2011 Form 10-K	197

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Treasury Matters. GS&Co. was named as a defendant in a purported class action filed on March 10, 2004 in the U.S. District Court for the Northern District of Illinois on behalf of holders of short positions in 30-year U.S. Treasury futures and options on the morning of October 31, 2001. The complaint alleged that the firm purchased 30-year bonds and futures prior to a forthcoming U.S. Treasury refunding announcement that morning based on non-public information about that announcement, and that such purchases increased the costs of covering such short positions. The complaint also named as defendants the Washington, D.C.-based political consultant who allegedly was the source of the information, a former GS&Co. economist who allegedly received the information, and another company and one of its employees who also allegedly received and traded on the information prior to its public announcement. The complaint alleged violations of the federal commodities and antitrust laws, as well as Illinois statutory and common law, and seeks, among other things, unspecified damages including treble damages under the antitrust laws. The district court dismissed the antitrust and Illinois state law claims but permitted the federal commodities law claims to proceed. Plaintiff’s motion for class certification was denied. GS&Co. moved for summary judgment, and the district court granted the motion but only insofar as the claim relates to the trading of treasury bonds. On October 13, 2009, the parties filed an offer of judgment and notice of acceptance with respect to plaintiff’s individual claim. The plaintiff attempted to pursue an appeal of the denial of class certification, as did another individual trader who had previously litigated and lost an individual claim and unsuccessfully sought to intervene in the purported class action. On August 5, 2011, the U.S. Court of Appeals for the Seventh Circuit affirmed the lower court’s rulings that neither the plaintiff nor the proposed intervenor could pursue the class issues on appeal, but remanded for further consideration as to the amount of pre-judgment interest on the plaintiff’s individual claim. The appellants’ petition for reconsideration en banc was denied on October 19, 2011. On remand, the district court entered a final stipulation and order on December 7, 2011 regarding calculation of pre-judgment interest, which concluded the matter.

Fannie Mae Litigation. GS&Co. was added as a defendant in an amended complaint filed on August 14, 2006 in a purported class action pending in the U.S. District Court for the District of Columbia. The complaint asserts violations of the federal securities laws generally arising from allegations concerning Fannie Mae’s accounting practices in connection with certain Fannie Mae-sponsored REMIC transactions that were allegedly arranged by GS&Co. The complaint does not specify a dollar amount of damages. The other defendants include Fannie Mae, certain of its past and present officers and directors, and accountants. By a decision dated May 8, 2007, the district court granted GS&Co.’s motion to dismiss the claim against it. The time for an appeal will not begin to run until disposition of the claims against other defendants. A motion to stay the action filed by the Federal Housing Finance Agency (FHFA), which took control of the foregoing action following Fannie Mae’s conservatorship, was denied on November 14, 2011.

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

198	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Compensation-Related Litigation. On January 17, 2008, Group Inc., its Board, executive officers and members of its management committee were named as defendants in a purported shareholder derivative action in the U.S. District Court for the Eastern District of New York predicting that the firm’s 2008 Proxy Statement would violate the federal securities laws by undervaluing certain stock option awards and alleging that senior management received excessive compensation for 2007. The complaint seeks, among other things, an equitable accounting for the allegedly excessive compensation. Plaintiff’s motion for a preliminary injunction to prevent the 2008 Proxy Statement from using options valuations that the plaintiff alleges are incorrect and to require the amendment of SEC Form 4s filed by certain of the executive officers named in the complaint to reflect the stock option valuations alleged by the plaintiff was denied, and plaintiff’s appeal from this denial was dismissed. On February 13, 2009, the plaintiff filed an amended complaint, which added purported direct (i.e., non-derivative) claims based on substantially the same theory. The plaintiff filed a further amended complaint on March 24, 2010, and the defendants’ motion to dismiss this further amended complaint was granted on the ground that dismissal of the shareholder plaintiff’s prior action relating the firm’s 2007 Proxy Statement based on the failure to make a demand to the Board precluded relitigation of demand futility. On December 19, 2011, the appellate court vacated the order of dismissal, holding only that preclusion principles did not mandate dismissal and remanding for consideration of the alternative grounds for dismissal.

On March 24, 2009, the same plaintiff filed an action in New York Supreme Court, New York County against Group Inc., its directors and certain senior executives alleging violation of Delaware statutory and common law in connection with substantively similar allegations regarding stock option awards. On January 7, 2011, the plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint, and the parties subsequently agreed to stay the state court action pending the final resolution of the appeal from the dismissal of the federal court action in respect of the firm’s 2008 Proxy Statement described above, as well as any remanded proceedings further adjudicating defendants’ motion to dismiss.

Purported shareholder derivative actions were commenced in New York Supreme Court, New York County and the Delaware Court of Chancery beginning on December 14, 2009, alleging that the Board breached its fiduciary duties in connection with setting compensation levels for the year 2009 and that such levels were excessive. The complaints name as defendants Group Inc., the Board and certain senior executives. The complaints sought, inter alia, unspecified damages, restitution of certain compensation paid, and an order requiring the firm to adopt corporate reforms. In the actions in New York state court, on April 8, 2010, the plaintiffs filed a motion indicating that they no longer intend to pursue their claims but are seeking an award of attorneys’ fees in connection with bringing the suit, which the defendants opposed. By a decision dated September 21, 2011, the New York court dismissed plaintiffs’ claims as moot and denied plaintiffs’ application for attorneys’ fees. On October 25, 2011, plaintiffs appealed from the denial of a fee award. In the actions brought in the Delaware Court of Chancery, the defendants moved to dismiss, and the plaintiffs amended their complaint on April 28, 2010 to include, among other things, the allegations included in the SEC’s action described in the “Mortgage-Related Matters” section below. The plaintiffs amended the complaint a second time on January 20, 2011, the defendants moved to dismiss the second amended complaint and, by a decision dated October 12, 2011, the Delaware court dismissed plaintiffs’ second amended complaint. Plaintiffs appealed on November 9, 2011.

Group Inc. and certain of its affiliates are subject to a number of investigations and reviews from various governmental agencies and self-regulatory organizations regarding the firm’s compensation processes. The firm is cooperating with the investigations and reviews.

Goldman Sachs 2011 Form 10-K	199

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On July 14, 2010, GS&Co. entered into a consent agreement with the SEC, settling all claims made against GS&Co. in the SEC Action (SEC Settlement), pursuant to which GS&Co. paid $550 million of disgorgement and civil penalties, and which was approved by the U.S. District Court for the Southern District of New York on July 20, 2010.

On January 6, 2011, ACA Financial Guaranty Corp. filed an action against GS&Co. in respect of the ABACUS 2007-AC1 transaction in New York Supreme Court, New York County. The complaint includes allegations of fraudulent inducement, fraudulent concealment and unjust enrichment and seeks at least $30 million in compensatory damages, at least $90 million in punitive damages and unspecified disgorgement. On March 8, 2011, GS&Co. filed a motion to compel arbitration and/or to dismiss the complaint. On April 25, 2011, the plaintiff filed an amended complaint and, on June 3, 2011, GS&Co. moved to dismiss the amended complaint.

Since April 22, 2010, a number of putative shareholder derivative actions have been filed in New York Supreme Court, New York County, and the U.S. District Court for the Southern District of New York against Group Inc., the Board and certain officers and employees of Group Inc. and its affiliates in connection with mortgage-related matters between 2004 and 2007, including the ABACUS 2007-AC1 transaction and other CDO offerings. These derivative complaints generally include allegations of breach of fiduciary duty, corporate waste, abuse of control, mismanagement, unjust enrichment, misappropriation of information, securities fraud and insider trading, and challenge the accuracy and adequacy of Group Inc.’s disclosure. These derivative complaints seek, among other things, declaratory relief, unspecified compensatory damages, restitution and certain corporate governance reforms. In addition, as described in the “Compensation-Related Litigation” section above, the plaintiffs in the compensation-related Delaware Court of Chancery actions twice amended their complaint, including to assert allegations similar to those in the derivative claims referred to above, the Delaware court granted the defendants’ motion to dismiss the second amended complaint and plaintiffs appealed on November 9, 2011.

The federal court cases have been consolidated, plaintiffs filed a consolidated amended complaint on August 1, 2011, and, on October 6, 2011, the defendants moved to dismiss the action. On December 8, 2011, the parties to the federal court action stipulated that (i) if the dismissal of the Delaware action is affirmed, the parties will submit a proposed order dismissing the federal court action with prejudice and (ii) if the Delaware action is remanded, the federal court action will be reinstated. The New York Supreme Court has consolidated the two actions pending in that court and the defendants moved to dismiss on December 2, 2011.

Since July 1, 2011, two putative shareholder derivative actions have been filed in the U.S. District Court for the Southern District of New York against Group Inc., the Board and certain officers and employees of Group Inc. and Litton in connection with the servicing of residential mortgage loans and other mortgage-related activities beginning in January 2009. The complaints generally include allegations of breach of fiduciary duty, waste, abuse of control, and mismanagement and seek, among other things, declaratory relief, unspecified damages and certain governance reforms. The district court consolidated the actions, and, on December 20, 2011, the plaintiffs filed a consolidated amended complaint. On January 31, 2012, the defendants moved to dismiss.

In addition, in October 2011, the Board received a books and records demand from a shareholder for materials relating to, among other subjects, the firm’s mortgage servicing and foreclosure activities, participation in federal programs providing assistance to financial institutions and homeowners and loan sales to Fannie Mae and Freddie Mac.

200	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

GS&Co., Goldman Sachs Mortgage Company (GSMC) and GS Mortgage Securities Corp. (GSMSC) and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissionary damages. The defendants’ motion to dismiss the second amended complaint was granted with leave to replead certain claims. On March 31, 2010, the plaintiff filed a third amended complaint relating to two offerings, which the defendants moved to dismiss. This motion to dismiss was denied as to the plaintiff’s Section 12(a)(2) claims and granted as to the plaintiff’s Section 11 claims, and the plaintiff’s motion for reconsideration was denied. The plaintiff filed a motion for entry of final judgment or certification of an interlocutory appeal as to plaintiff’s Section 11 claims, which was denied. The plaintiff then filed a motion for leave to amend to reinstate the damages claims based on allegations that it had sold its securities, which was denied. On May 5, 2011, the court granted plaintiff’s motion for entry of a final judgment dismissing all its claims. The plaintiff has appealed the dismissal with respect to all of the offerings included in its original complaint. On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to an additional offering pursuant to the 2007 registration statement. The defendants moved to dismiss this separate action, and the district court dismissed the action, with leave to replead. Plaintiff filed an amended complaint on October 20, 2011, and, on December 16, 2011, defendants moved to dismiss. These trusts issued, and GS&Co. underwrote, approximately $785 million principal amount of certificates to all purchasers in the offering at issue in this amended complaint.

Goldman Sachs 2011 Form 10-K	201

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Group Inc., GS&Co., GSMC and GSMSC are among the defendants in a separate putative class action commenced on February 6, 2009 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2006. The other original defendants include three current or former Goldman Sachs employees and various rating agencies. The second amended complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory and rescissionary damages. Defendants moved to dismiss the second amended complaint. On January 12, 2011, the district court granted the motion to dismiss with respect to offerings in which plaintiff had not purchased securities as well as all claims against the rating agencies, but denied the motion to dismiss with respect to a single offering in which the plaintiff allegedly purchased securities. These trusts issued, and GS&Co. underwrote, approximately $698 million principal amount of certificates to all purchasers in the offerings at issue in the complaint (excluding those offerings for which the claims have been dismissed). On February 2, 2012, the district court granted the plaintiff’s motion for class certification and on February 16, 2012, defendants filed a petition to review that ruling with the U.S. Court of Appeals for the Second Circuit.

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

Various alleged purchasers of, and counterparties involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including certain Allstate affiliates, Basis Yield Alpha Fund (Master), Cambridge Place Investment Management Inc., the Charles Schwab Corporation, the Federal Home Loan Banks of Boston, Chicago, Indianapolis and Seattle, the FHFA (as conservator for Fannie Mae and Freddie Mac), Heungkuk Life Insurance Co. Limited (Heungkuk), Landesbank Baden-Württemberg, Massachusetts Mutual Life Insurance Company, MoneyGram Payment Systems, Inc., the National Credit Union Administration, Stichting Pensioenfonds ABP, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company, and The Western and Southern Life Insurance Co.) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material facts and material omissions and generally seeking rescission and damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

A number of other entities (including American International Group, Inc. (AIG), Bayerische Landesbank, Deutsche Bank National Trust Company, Deutsche Zentral-Genossenschaftbank, Erste Abwicklungsanstalt and related parties, HSH Nordbank, IKB Deutsche Industriebank AG, John Hancock and related parties, M&T Bank, Norges Bank Investment Management, Prudential Insurance Company of America and related parties, and Sealink Funding Ltd.) have threatened to assert claims of various types against the firm in connection with various mortgage-related transactions, and the firm has entered into agreements with a number of these entities to toll the relevant statute of limitations.

As of the date hereof, the aggregate notional amount of mortgage-related securities sold to plaintiffs in active cases brought against the firm where those plaintiffs are seeking rescission of such securities was approximately $16.5 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities). This amount does not include the threatened claims noted above or potential claims by other purchasers in the same or other mortgage-related offerings that have not actually brought claims against the firm, or claims that have been dismissed (including a claim by Landesbank Baden-Württemberg, which was dismissed by a decision dated September 26, 2011, from which the plaintiff appealed on October 24, 2011).

202	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Group Inc., GS&Co. and GSMC are among the numerous financial services firms named as defendants in a qui tam action originally filed by a realtor on April 7, 2010 purportedly on behalf of the City of Chicago and State of Illinois in Cook County, Illinois Circuit Court asserting claims under the Illinois Whistleblower Reward and Protection Act and Chicago False Claims Act, based on allegations that defendants had falsely certified compliance with various Illinois laws, which were purportedly violated in connection with mortgage origination and servicing activities. The complaint, which was originally filed under seal, seeks treble damages and civil penalties. Plaintiff filed an amended complaint on December 28, 2011, naming GS&Co. and GSMC, among others, as additional defendants and a second amended complaint on February 8, 2012.

The firm has also received, and continues to receive, requests for information and/or subpoenas from federal, state and local regulators and law enforcement authorities, relating to the mortgage-related securitization process, subprime mortgages, CDOs, synthetic mortgage-related products, particular transactions involving these products, and servicing and foreclosure activities, and is cooperating with these regulators and other authorities. See also “Financial Crisis-Related Matters” below.

On February 24, 2012, the firm received a “Wells” notice from the staff of the SEC with respect to the disclosures contained in the offering documents used in connection with a late 2006 offering of approximately $1.3 billion of subprime residential mortgage-backed securities underwritten by GS&Co. The firm will be making a submission to, and intends to engage in a dialogue with, the SEC staff seeking to address their concerns.

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

Goldman Sachs 2011 Form 10-K	203

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

failed to describe accurately the company’s exposure to mortgage-related activities in violation of the disclosure requirements of the federal securities laws. The defendants include past and present directors and officers of Washington Mutual, the company’s former outside auditors, and numerous underwriters. On June 30, 2011, the underwriter defendants and plaintiffs entered into a definitive settlement agreement, pursuant to which GS&Co. would contribute to a settlement fund. On November 4, 2011, the court approved the settlement, and the time to appeal has run, thereby concluding the matter. The firm has paid the full amount of GS&Co.’s contribution to the settlement fund.

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

204	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

GS&Co. underwrote approximately $751 million principal amount of securities to all purchasers in the offerings at issue in the May 2010 motion to intervene. On July 11, 2008, IndyMac Bank was placed under an FDIC receivership, and on July 31, 2008, IndyMac Bancorp, Inc. filed for Chapter 7 bankruptcy in the U.S. Bankruptcy Court in Los Angeles, California.

MF Global Securities Litigation. GS&Co. is among numerous underwriters named as defendants in class action complaints filed in the U.S. District Court for the Southern District of New York commencing November 18, 2011. These complaints generally allege that the offering materials for two offerings of MF Global Holdings Ltd. convertible notes (aggregating approximately $575 million in principal amount) in February 2011 and July 2011 failed to, among other things, describe adequately the extent of MF Global’s exposure to European sovereign debt, in violation of the disclosure requirements of the federal securities laws. GS&Co. underwrote an aggregate principal amount of approximately $214 million of the notes. On October 31, 2011, MF Global Holdings Ltd. filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Manhattan, New York.

GS&Co. has also received inquiries from various governmental and regulatory bodies and self-regulatory organizations concerning certain transactions with MF Global prior to its bankruptcy filing. Goldman Sachs is cooperating with all such inquiries.

Employment-Related Matters. On May 27, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by several contingent technology workers who were employees of third-party vendors. The plaintiffs are seeking overtime pay for alleged hours worked in excess of 40 per work week. The complaint alleges that the plaintiffs were de facto employees of GS&Co. and that GS&Co. is responsible for the overtime pay under federal and state overtime laws. The complaint seeks class action status and unspecified damages. On March 21, 2011, the parties agreed to the terms of a settlement in principle and on February 10, 2012, the court approved the terms of the settlement. The firm has reserved the full amount of the proposed settlement.

On September 15, 2010, a putative class action was filed in the U.S. District for the Southern District of New York by three former female employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. Group Inc. and GS&Co. filed a motion to stay the claims of one of the named plaintiffs and to compel individual arbitration with that individual, based on an arbitration provision contained in an employment agreement between Group Inc. and the individual. On April 28, 2011, the magistrate judge to whom the district judge assigned the motion denied the motion. On July 7, 2011, the magistrate judge denied Group Inc.’s and GS&Co.’s motion for reconsideration of the magistrate judge’s decision, and on July 21, 2011 Group Inc. and GS&Co. appealed the magistrate judge’s decision to the district court. On June 13, 2011, Group Inc. and GS&Co. moved to strike the class allegations of one of the three named plaintiffs based on her failure to exhaust administrative remedies. On September 29, 2011, the magistrate judge recommended denial of the motion to strike and Group Inc. and GS&Co. filed their objections to that recommendation with the district judge presiding over the case on October 11, 2011. By a decision dated January 10, 2012, the district court denied the motion to strike. On July 22, 2011, Group Inc. and GS&Co. moved to strike all of the plaintiffs’ class allegations, and for partial summary judgment as to plaintiffs’ disparate impact claims. By a decision dated January 19, 2012, the magistrate judge recommended that defendants’ motion be denied as premature. The defendants have filed their objections to that recommendation with the district judge. On November 15, 2011, the district court denied the defendants’ motion to compel arbitration with one of the three named plaintiffs; defendants have appealed.

Goldman Sachs 2011 Form 10-K	205

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Transactions with the Hellenic Republic (Greece). Group Inc. and certain of its affiliates have been subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations in connection with the firm’s transactions with the Hellenic Republic (Greece), including financing and swap transactions. Goldman Sachs has cooperated with the investigations and reviews.

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

Sales, Trading and Clearance Practices. Group Inc. and certain of its affiliates are subject to a number of investigations and reviews, certain of which are industry-wide, by various governmental and regulatory bodies and self-regulatory organizations relating to the sales, trading and clearance of corporate and government securities and other financial products, including compliance with the SEC’s short sale rule, algorithmic and quantitative trading, futures trading, transaction reporting, securities lending practices, trading and clearance of credit derivative instruments, commodities trading, private placement practices and compliance with the U.S. Foreign Corrupt Practices Act.

The European Commission announced in April 2011 that it is initiating proceedings to investigate further numerous financial services companies, including Group Inc., in connection with the supply of data related to credit default swaps and in connection with profit sharing and fee arrangements for clearing of credit default swaps, including potential anti-competitive practices. These proceedings are ongoing. The firm has received civil investigative demands from the U.S. Department of Justice (DOJ) for information on similar matters.

The CFTC has been investigating the role of GSEC as the clearing broker for an SEC-registered broker-dealer client. The CFTC staff has orally advised GSEC that it intends to recommend that the CFTC bring aiding and abetting, civil fraud and supervision-related charges against GSEC arising from its provision of clearing services to this broker-dealer client based on allegations that GSEC knew or should have known that the client’s subaccounts maintained at GSEC were actually accounts belonging to customers of the broker-dealer client and not the client’s proprietary accounts. GSEC has been discussing a potential resolution. Goldman Sachs is cooperating with the investigations and reviews.

Insider Trading Investigations. From time to time, the firm and its employees are the subject of or otherwise involved in regulatory investigations relating to insider trading, the potential misuse of material nonpublic information and the effectiveness of the firm’s insider trading controls and information barriers. It is the firm’s practice to fully cooperate with any such investigations.

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

206	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Goldman Sachs 2011 Form 10-K	207

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 28.

Employee Benefit Plans

The firm sponsors various pension plans and certain other postretirement benefit plans, primarily healthcare and life insurance. The firm also provides certain benefits to former or inactive employees prior to retirement.

Defined Benefit Pension Plans and Postretirement Plans

Employees of certain non-U.S. subsidiaries participate in various defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. The firm maintains a defined benefit pension plan for certain U.K. employees. As of April 2008, the U.K. defined benefit plan was closed to new participants, but will continue to accrue benefits for existing participants. These plans do not have a material impact on the firm’s consolidated results of operations.

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

The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated statements of financial condition. As of December 2011, “Other assets” and “Other liabilities and accrued expenses” included $135 million (related to an overfunded pension plan) and $858 million, respectively, related to these plans. As of December 2010, “Other assets” and “Other liabilities and accrued expenses” included $164 million (related to an overfunded pension plan) and $641 million, respectively, related to these plans.

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $225 million, $193 million and $178 million for the years ended December 2011, December 2010 and December 2009, respectively.

208	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 29.

Employee Incentive Plans

The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based awards that require future service are amortized over the relevant service period. Expected forfeitures are included in determining share-based employee compensation expense.

The firm pays cash dividend equivalents on outstanding RSUs. Dividend equivalents paid on RSUs are generally charged to retained earnings. Dividend equivalents paid on RSUs expected to be forfeited are included in compensation expense. The firm accounts for the tax benefit related to dividend equivalents paid on RSUs as an increase to additional paid-in capital.

In certain cases, primarily related to conflicted employment (as outlined in the applicable award agreements), the firm may cash settle share-based compensation awards. For awards accounted for as equity instruments, additional paid-in capital is adjusted to the extent of the difference between the current value of the award and the grant-date value of the award.

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

The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP through the end of the 2008 fiscal year could not exceed 250 million shares. The total number of shares of common stock that may be delivered for awards granted under the SIP in the 2009 fiscal year and each fiscal year thereafter cannot exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous years but not covered by awards granted in such years. As of December 2011 and December 2010, 161.0 million and 139.2 million shares, respectively, were available for grant under the SIP.

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

Goldman Sachs 2011 Form 10-K	209

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Restricted Stock Units Outstanding		Weighted Average Grant-Date Fair Value of Restricted Stock Units Outstanding
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Outstanding, December 2010	21,455,793	39,537,417	$124.17	$145.13
Granted [1,2]	10,250,856	7,156,834	139.47	143.70
Forfeited	(1,258,410)	(183,858)	128.29	133.15
Delivered [3]	—	(31,815,863)	—	152.28
Vested [2]	(16,146,050)	16,146,050	119.99	119.99
Outstanding, December 2011	14,302,189 [4]	30,840,580	139.46	124.33

1.

The weighted average grant-date fair value of RSUs granted during the years ended December 2011, December 2010 and December 2009 was $141.21, $132.64 and $151.31, respectively. The fair value of the RSUs granted during the year ended December 2011 and December 2010 includes a liquidity discount of 12.7% and 13.2%, respectively, to reflect post-vesting transfer restrictions of up to 4 years.

2.	The aggregate fair value of awards that vested during the years ended December 2011, December 2010 and December 2009 was $2.40 billion, $4.07 billion and $2.18 billion, respectively.

3.	Includes RSUs that were cash settled.

4.	Includes 754,482 shares of restricted stock subject to future service requirements.

In the first quarter of 2012, the firm granted to its employees 10.4 million year-end RSUs, of which 6.2 million RSUs require future service as a condition of delivery. These awards are subject to additional conditions as outlined in the award agreements. Generally, shares underlying these awards, net of required withholding tax, deliver over a three-year period but are subject to post-vesting transfer restrictions through January 2017. These grants are not included in the above table.

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

The table below presents the activity related to stock options.

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Life (years)
Outstanding, December 2010	55,247,865	$96.71	$4,152	6.25
Exercised	(4,289,438)	89.49
Forfeited	(10,743)	79.73
Expired	(3,690,746)	91.61
Outstanding, December 2011	47,256,938	97.76	444	6.08
Exercisable, December 2011	35,699,815	103.83	310	5.79

210	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The total intrinsic value of options exercised during the years ended December 2011, December 2010 and December 2009 was $143 million, $510 million and

$484 million, respectively. The table below presents options outstanding.

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$ 75.00 - $89.99	38,119,258	$ 78.79	6.37
90.00 - 104.99	290,056	96.08	1.92
105.00 - 119.99	—	—	—
120.00 - 134.99	2,791,500	131.64	3.92
135.00 - 149.99	—	—	—
150.00 - 164.99	75,000	154.16	2.17
165.00 - 194.99	—	—	—
195.00 - 209.99	5,981,124	202.27	5.48
Outstanding, December 2011	47,256,938

The weighted average fair value of options granted in the year ended December 2010 was $37.58 per option.

The tables below present the primary weighted average assumptions used to estimate fair value as of the grant date based on a Black-Scholes option-pricing model, and share-based compensation and the related tax benefit.

	Year Ended December
	2011	2010	2009
Risk-free interest rate	N/A	1.6%	N/A
Expected volatility	N/A	32.5	N/A
Annual dividend per share	N/A	$1.40	N/A
Expected life	N/A	3.75 years	N/A

	Year Ended December
in millions	2011	2010	2009
Share-based compensation	$2,843	$4,070	$2,030
Excess tax benefit related to options exercised	55	183	166
Excess tax benefit/(provision) related to share-based awards [1]	138	239	(793)

1.	Represents the tax benefit/(provision) recognized in additional paid-in capital on stock options exercised and the delivery of common stock underlying share-based awards.

As of December 2011, there was $926 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.62 years.

Goldman Sachs 2011 Form 10-K	211

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 30.

Parent Company

Group Inc. — Condensed Statements of Earnings
	Year Ended December
in millions	2011	2010	2009
Revenues
Dividends from bank subsidiary	$1,000	$—	$—
Dividends from nonbank subsidiaries	4,967	6,032	8,793
Undistributed earnings of subsidiaries	481	2,884	5,884
Other revenues	(3,381)	964	(1,018)
Total non-interest revenues	3,067	9,880	13,659
Interest income	4,547	4,153	4,565
Interest expense	3,917	3,429	3,112
Net interest income	630	724	1,453
Net revenues, including net interest income	3,697	10,604	15,112

Operating expenses
Compensation and benefits	300	423	637
Other expenses	252	238	1,034
Total operating expenses	552	661	1,671
Pre-tax earnings	3,145	9,943	13,441
Provision/(benefit) for taxes	(1,297)	1,589	56
Net earnings	4,442	8,354	13,385
Preferred stock dividends	1,932	641	1,193
Net earnings applicable to common shareholders	$2,510	$7,713	$12,192

Group Inc. — Condensed Statements of Financial Condition
	As of December
in millions	2011	2010
Assets
Cash and cash equivalents	$14	$7
Loans to and receivables from subsidiaries
Bank subsidiary	7,196	5,050
Nonbank subsidiaries	180,397	182,316
Investments in subsidiaries and other affiliates
Bank subsidiary	19,226	18,807
Nonbank subsidiaries and other affiliates	48,473	52,498
Financial instruments owned, at fair value	20,698	24,153
Other assets	7,912	8,612
Total assets	$283,916	$291,443

Liabilities and shareholders’ equity
Payables to subsidiaries	$693	$358
Financial instruments sold, but not yet purchased, at fair value	241	935
Unsecured short-term borrowings [1]
With third parties	35,368	32,299
With subsidiaries	4,701	5,483
Unsecured long-term borrowings [2]
With third parties	166,342	167,782
With subsidiaries [3]	1,536	1,000
Other liabilities and accrued expenses	4,656	6,230
Total liabilities	213,537	214,087

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock	3,100	6,957
Common stock	8	8
Restricted stock units and employee stock options	5,681	7,706
Additional paid-in capital	45,553	42,103
Retained earnings	58,834	57,163
Accumulated other comprehensive loss	(516)	(286)
Stock held in treasury, at cost	(42,281)	(36,295)
Total shareholders’ equity	70,379	77,356
Total liabilities and shareholders’ equity	$283,916	$291,443

Group Inc.—Condensed Statements of Cash Flows
	Year Ended December
in millions	2011	2010	2009
Cash flows from operating activities
Net earnings	$4,442	$8,354	$13,385
Non-cash items included in net earnings
Undistributed earnings of subsidiaries	(481)	(2,884)	(5,884)
Depreciation and amortization	14	18	39
Deferred income taxes	809	214	(3,347)
Share-based compensation	244	393	100
Changes in operating assets and liabilities
Financial instruments owned, at fair value	3,557	(176)	24,382
Financial instruments sold, but not yet purchased, at fair value	(536)	(1,091)	(1,032)
Other, net	1,422	10,852	10,081
Net cash provided by operating activities	9,471	15,680	37,724

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(42)	(15)	(5)
Issuance of short-term loans to subsidiaries, net of repayments	20,319	(9,923)	(6,335)
Issuance of term loans to subsidiaries	(42,902)	(5,532)	(13,823)
Repayments of term loans by subsidiaries	21,850	1,992	9,601
Capital distributions from/(contributions to) subsidiaries, net	4,642	(1,038)	(2,781)
Net cash provided by/(used for) investing activities	3,867	(14,516)	(13,343)

Cash flows from financing activities
Unsecured short-term borrowings, net	(727)	3,137	(13,266)
Proceeds from issuance of long-term borrowings	27,251	21,098	22,814
Repayment of long-term borrowings, including the current portion	(27,865)	(21,838)	(27,374)
Preferred stock repurchased	(3,857)	—	(9,574)
Common stock repurchased	(6,048)	(4,183)	(2)
Repurchase of common stock warrants	—	—	(1,100)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(2,771)	(1,443)	(2,205)
Proceeds from issuance of common stock, including stock option exercises	368	581	6,260
Excess tax benefit related to share-based compensation	358	352	135
Cash settlement of share-based compensation	(40)	(1)	(2)
Net cash used for financing activities	(13,331)	(2,297)	(24,314)
Net increase/(decrease) in cash and cash equivalents	7	(1,133)	67
Cash and cash equivalents, beginning of year	7	1,140	1,073
Cash and cash equivalents, end of year	$14	$7	$1,140

SUPPLEMENTAL DISCLOSURES:

Cash payments for third-party interest, net of capitalized interest, were $3.83 billion, $3.07 billion and $2.77 billion for the years ended December 2011, December 2010 and December 2009, respectively.

Cash payments for income taxes, net of refunds, were $1.39 billion, $2.05 billion and $2.77 billion for the years ended December 2011, December 2010 and December 2009, respectively.

1.	Includes $6.25 billion and $7.82 billion at fair value as of December 2011 and December 2010, respectively.

2.	Includes $12.91 billion and $13.44 billion at fair value as of December 2011 and December 2010, respectively.

3.	Unsecured long-term borrowings with subsidiaries by maturity date are $263 million in 2013, $656 million in 2014, $243 million in 2015, $97 million in 2016 and $277 million in 2017-thereafter.

Non-cash activity:

During the year ended December 2011, $103 million of common stock was issued in connection with the acquisition of Goldman Sachs Australia Pty Ltd (GS Australia), formerly Goldman Sachs & Partners Australia Group Holdings Pty Ltd.

212	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Quarterly Results (unaudited)

The following represents the firm’s unaudited quarterly results for the years ended December 2011 and December 2010. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	Three Months Ended
in millions, except per share data	December 2011	September 2011	June 2011	March 2011
Total non-interest revenues	$4,984	$2,231	$5,868	$10,536
Interest income	3,032	3,354	3,681	3,107
Interest expense	1,967	1,998	2,268	1,749
Net interest income	1,065	1,356	1,413	1,358
Net revenues, including net interest income	6,049	3,587	7,281	11,894
Operating expenses [1]	4,802	4,317	5,669	7,854
Pre-tax earnings/(loss)	1,247	(730)	1,612	4,040
Provision/(benefit) for taxes	234	(337)	525	1,305
Net earnings/(loss)	1,013	(393)	1,087	2,735
Preferred stock dividends	35	35	35	1,827
Net earnings/(loss) applicable to common shareholders	$ 978	$ (428)	$1,052	$ 908
Earnings/(loss) per common share
Basic	$ 1.91	$ (0.84)	$ 1.96	$ 1.66
Diluted	1.84	(0.84)	1.85	1.56
Dividends declared per common share	0.35	0.35	0.35	0.35

	Three Months Ended
in millions, except per share data	December 2010	September 2010	June 2010	March 2010
Total non-interest revenues	$7,304	$7,775	$7,222	$11,357
Interest income	3,069	2,937	3,302	3,001
Interest expense	1,731	1,809	1,683	1,583
Net interest income	1,338	1,128	1,619	1,418
Net revenues, including net interest income	8,642	8,903	8,841	12,775
Operating expenses [1]	5,168	6,092	7,393	7,616
Pre-tax earnings	3,474	2,811	1,448	5,159
Provision for taxes	1,087	913	835	1,703
Net earnings	2,387	1,898	613	3,456
Preferred stock dividends	160	161	160	160
Net earnings applicable to common shareholders	$2,227	$1,737	$ 453	$ 3,296
Earnings per common share
Basic	$ 4.10	$ 3.19	$ 0.82	$ 6.02
Diluted	3.79	2.98	0.78	5.59
Dividends declared per common share	0.35	0.35	0.35	0.35

1.	The timing and magnitude of changes in the firm’s discretionary compensation accruals can have a significant effect on results in a given quarter.

Goldman Sachs 2011 Form 10-K	213

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Common Stock Price Range

The table below presents the high and low sales prices per share of the firm’s common stock.

	Year Ended December
	2011		2010		2009
	High	Low	High	Low	High	Low
First quarter	$175.34	$153.26	$178.75	$147.81	$115.65	$59.13
Second quarter	164.40	128.30	186.41	131.02	151.17	100.46
Third quarter	139.25	91.40	157.25	129.50	188.00	135.23
Fourth quarter	118.07	84.27	171.61	144.70	193.60	160.20

As of February 17, 2012, there were 13,340 holders of record of the firm’s common stock.

On February 17, 2012, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $115.91 per share.

Common Stock Price Performance

The following graph compares the performance of an investment in the firm’s common stock from November 24, 2006 through December 31, 2011, with the S&P 500 Index and the S&P 500 Financials Index. The graph assumes $100 was invested on November 24, 2006 in each of the firm’s common stock, the S&P 500

Index and the S&P 500 Financials Index, and the dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

The table below shows the cumulative total returns in dollars of the firm’s common stock, the S&P 500 Index and the S&P 500 Financials Index for Goldman Sachs’ last five fiscal year ends 1, assuming $100 was invested on November 24, 2006 in each of the firm’s common stock, the S&P 500 Index and the S&P 500 Financials Index, and the dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the table represents past performance and should not be considered an indication of future performance.

	11/24/06	11/30/07	11/28/08	12/31/09	12/31/10	12/31/11
The Goldman Sachs Group, Inc.	$100.00	$113.17	$39.79	$86.10	$86.56	$47.09
S&P 500 Index	100.00	107.77	66.72	85.28	98.12	100.19
S&P 500 Financials Index	100.00	88.54	37.56	43.92	49.27	40.88
1.	As a result of the firm’s change in fiscal year-end during 2009, this table includes 61 months beginning November 24, 2006 and ending December 31, 2011.

214	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Selected Financial Data

	As of or for the
	Year Ended					One Month Ended
	December 2011	December 2010	December 2009	November 2008	November 2007	December 2008 [1]
Income statement data (in millions)
Total non-interest revenues	$23,619	$33,658	$37,766	$17,946	$42,000	$(502)
Interest income	13,174	12,309	13,907	35,633	45,968	1,687
Interest expense	7,982	6,806	6,500	31,357	41,981	1,002
Net interest income	5,192	5,503	7,407	4,276	3,987	685
Net revenues, including net interest income	28,811	39,161	45,173	22,222	45,987	183
Compensation and benefits	12,223	15,376	16,193	10,934	20,190	744
U.K. bank payroll tax	—	465	—	—	—	—
Other operating expenses	10,419	10,428	9,151	8,952	8,193	697
Pre-tax earnings/(loss)	$6,169	$12,892	$19,829	$2,336	$17,604	$(1,258)
Balance sheet data (in millions)
Total assets	$923,225	$911,332	$848,942	$884,547	$1,119,796	$1,112,225
Other secured financings (long-term)	8,179	13,848	11,203	17,458	33,300	18,413
Unsecured long-term borrowings	173,545	174,399	185,085	168,220	164,174	185,564
Total liabilities	852,846	833,976	778,228	820,178	1,076,996	1,049,171
Total shareholders’ equity	70,379	77,356	70,714	64,369	42,800	63,054
Common share data (in millions, except per share amounts)
Earnings/(loss) per common share
Basic	$4.71	$14.15	$23.74	$4.67	$26.34	$(2.15)
Diluted	4.51	13.18	22.13	4.47	24.73	(2.15)
Dividends declared per common share	1.40	1.40	1.05	1.40	1.40	0.47 [3]
Book value per common share [2]	130.31	128.72	117.48	98.68	90.43	95.84
Average common shares outstanding
Basic	524.6	542.0	512.3	437.0	433.0	485.5
Diluted	556.9	585.3	550.9	456.2	461.2	485.5
Selected data (unaudited)
Total staff
Americas	17,200	19,900	18,900	19,700	20,100	19,200
Non-Americas	16,100	15,800	13,600	14,800	15,400	14,100
Total staff	33,300	35,700	32,500	34,500	35,500	33,300
Total staff, including consolidated entities held for investment purposes	34,700	38,700	36,200	39,200	40,000	38,000
Assets under management (in billions)
Asset class
Alternative investments	$142	$148	$146	$146	$151	$145
Equity	126	144	146	112	255	114
Fixed income	340	340	315	248	256	253
Total non-money market assets	608	632	607	506	662	512
Money markets	220	208	264	273	206	286
Total assets under management	$828	$840	$871	$779	$868	$798

1.

In connection with becoming a bank holding company, the firm was required to change its fiscal year-end from November to December. December 2008 represents the period from November 29, 2008 to December 26, 2008.

2.

Book value per common share is based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 516.3 million, 546.9 million, 542.7 million, 485.4 million, 439.0 million and 485.9 million as of December 2011, December 2010, December 2009, November 2008, November 2007 and December 2008, respectively.

3.

Rounded to the nearest penny. Exact dividend amount was $0.4666666 per common share and was reflective of a four-month period (December 2008 through March 2009), due to the change in the firm’s fiscal year-end.

Goldman Sachs 2011 Form 10-K	215

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The table below presents a summary of consolidated average balances and interest rates.

	For the Year Ended December
	2011			2010			2009
in millions, except rates	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Assets
Deposits with banks	$38,039	$125	0.33%	$29,371	$86	0.29%	$22,108	$65	0.29%
U.S.	32,770	95	0.29	24,988	67	0.27	18,134	45	0.25
Non-U.S.	5,269	30	0.57	4,383	19	0.43	3,974	20	0.50
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	351,896	666	0.19	353,719	540	0.15	355,636	951	0.27
U.S.	219,240	(249)	(0.11)	243,907	75	0.03	255,785	14	0.01
Non-U.S.	132,656	915	0.69	109,812	465	0.42	99,851	937	0.94
Financial instruments owned, at fair value [1,2]	287,322	10,718	3.73	273,801	10,346	3.78	277,706	11,106	4.00
U.S.	183,920	7,477	4.07	189,136	7,865	4.16	198,849	8,429	4.24
Non-U.S.	103,402	3,241	3.13	84,665	2,481	2.93	78,857	2,677	3.39
Other interest-earning assets [3]	143,270	1,665	1.16	118,364	1,337	1.13	127,067	1,785	1.40
U.S.	99,042	915	0.92	82,965	689	0.83	83,000	1,052	1.27
Non-U.S.	44,228	750	1.70	35,399	648	1.83	44,067	733	1.66
Total interest-earning assets	820,527	13,174	1.61	775,255	12,309	1.59	782,517	13,907	1.78
Cash and due from banks	4,987			3,709			5,066
Other non-interest-earning assets [2]	118,901			113,310			124,554
Total Assets	$944,415			$892,274			$912,137
Liabilities
Interest-bearing deposits	$40,266	$280	0.70	$38,011	$304	0.80	$41,076	$415	1.01
U.S.	33,234	243	0.73	31,418	279	0.89	35,043	371	1.06
Non-U.S.	7,032	37	0.53	6,593	25	0.38	6,033	44	0.73
Securities loaned and securities sold under agreements to repurchase, at fair value	171,753	905	0.53	160,280	708	0.44	156,794	1,317	0.84
U.S.	110,235	280	0.25	112,839	355	0.31	111,718	392	0.35
Non-U.S.	61,518	625	1.02	47,441	353	0.74	45,076	925	2.05
Financial instruments sold, but not yet purchased [1,2]	102,282	2,464	2.41	89,040	1,859	2.09	72,866	1,854	2.54
U.S.	52,065	984	1.89	44,713	818	1.83	39,647	586	1.48
Non-U.S.	50,217	1,480	2.95	44,327	1,041	2.35	33,219	1,268	3.82
Commercial paper	1,881	5	0.24	1,624	5	0.31	1,002	5	0.50
U.S.	630	2	0.31	289	1	0.35	284	3	1.06
Non-U.S.	1,251	3	0.20	1,335	4	0.30	718	2	0.28
Other borrowings [4,5]	76,616	521	0.68	53,888	448	0.83	58,129	618	1.06
U.S.	50,029	429	0.86	33,017	393	1.19	36,164	525	1.45
Non-U.S.	26,587	92	0.35	20,871	55	0.26	21,965	93	0.42
Long-term borrowings 5, [6]	186,148	3,439	1.85	193,031	3,155	1.63	203,280	2,585	1.27
U.S.	179,004	3,235	1.81	183,338	2,910	1.59	192,054	2,313	1.20
Non-U.S.	7,144	204	2.86	9,693	245	2.53	11,226	272	2.42
Other interest-bearing liabilities [7]	203,940	368	0.18	189,008	327	0.17	207,148	(294)	(0.14)
U.S.	149,958	(535)	(0.36)	142,752	(221)	(0.15)	147,206	(723)	(0.49)
Non-U.S.	53,982	903	1.67	46,256	548	1.18	59,942	429	0.72
Total interest-bearing liabilities	782,886	7,982	1.02	724,882	6,806	0.94	740,295	6,500	0.88
Non-interest-bearing deposits	140			169			115
Other non-interest-bearing liabilities [2]	88,681			92,966			106,200
Total liabilities	871,707			818,017			846,610
Shareholders’ equity
Preferred stock	3,990			6,957			11,363
Common stock	68,718			67,300			54,164
Total shareholders’ equity	72,708			74,257			65,527
Total liabilities, preferred stock and shareholders’ equity	$944,415			$892,274			$912,137
Interest rate spread			0.59%			0.65%			0.90%
Net interest income and net yield on interest-earning assets		$5,192	0.63		$5,503	0.71		$7,407	0.95
U.S.		3,600	0.67		4,161	0.77		6,073	1.09
Non-U.S.		1,592	0.56		1,342	0.57		1,334	0.59
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]
Assets			34.80%			30.22%			28.98%
Liabilities			26.53			24.35			24.07

216	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

5.	Interest rates include the effects of interest rate swaps accounted for as hedges.

6.	Consists of long-term secured financings and unsecured long-term borrowings.

7.	Primarily consists of certain payables to customers and counterparties.

8.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

Goldman Sachs 2011 Form 10-K	217

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Changes in Net Interest Income, Volume and Rate Analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes. In this analysis,

changes due to volume/rate variance have been allocated to volume.

	For the Year Ended
	December 2011 versus December 2010			December 2010 versus December 2009
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
in millions	Volume	Rate	Net change	Volume	Rate	Net change
Interest-earning assets
Deposits with banks	$ 28	$ 11	$ 39	$ 20	$ 1	$ 21
U.S.	23	5	28	18	4	22
Non-U.S.	5	6	11	2	(3)	(1)
Securities borrowed, securities purchased under agreements to resell, at fair value and federal funds sold	186	(60)	126	38	(449)	(411)
U.S.	28	(352)	(324)	(4)	65	61
Non-U.S.	158	292	450	42	(514)	(472)
Financial instruments owned, at fair value	375	(3)	372	(234)	(526)	(760)
U.S.	(212)	(176)	(388)	(404)	(160)	(564)
Non-U.S.	587	173	760	170	(366)	(196)
Other interest-earning assets	299	29	328	(159)	(289)	(448)
U.S.	149	77	226	—	(363)	(363)
Non-U.S.	150	(48)	102	(159)	74	(85)
Change in interest income	888	(23)	865	(335)	(1,263)	(1,598)
Interest-bearing liabilities
Interest-bearing deposits	15	(39)	(24)	(30)	(81)	(111)
U.S.	13	(49)	(36)	(32)	(60)	(92)
Non-U.S.	2	10	12	2	(21)	(19)
Securities loaned and securities sold under agreements to repurchase, at fair value	136	61	197	22	(631)	(609)
U.S.	(7)	(68)	(75)	4	(41)	(37)
Non-U.S.	143	129	272	18	(590)	(572)
Financial instruments sold, but not yet purchased, at fair value	313	292	605	354	(349)	5
U.S.	139	27	166	93	139	232
Non-U.S.	174	265	439	261	(488)	(227)
Commercial paper	1	(1)	—	2	(2)	—
U.S.	1	—	1	—	(2)	(2)
Non-U.S.	—	(1)	(1)	2	—	2
Other borrowings	166	(93)	73	(40)	(130)	(170)
U.S.	146	(110)	36	(37)	(95)	(132)
Non-U.S.	20	17	37	(3)	(35)	(38)
Long-term debt	(151)	435	284	(177)	747	570
U.S.	(78)	403	325	(138)	735	597
Non-U.S.	(73)	32	(41)	(39)	12	(27)
Other interest-bearing liabilities	103	(62)	41	(155)	776	621
U.S.	(26)	(288)	(314)	7	495	502
Non-U.S.	129	226	355	(162)	281	119
Change in interest expense	583	593	1,176	(24)	330	306
Change in net interest income	$305	$(616)	$(311)	$(311)	$(1,593)	$(1,904)

218	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Available-for-sale Securities Portfolio

The table below presents the fair value of available-for-sale securities.

in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, December 2011
Commercial paper, certificates of deposit, time deposits and other money market instruments	$406	$—	$—	$406
U.S. government and federal agency obligations	582	80	—	662
Non-U.S. government obligations	19	—	—	19
Mortgage and other asset-backed loans and securities	1,505	30	(119)	1,416
Corporate debt securities	1,696	128	(11)	1,813
State and municipal obligations	418	63	—	481
Other debt obligations	67	—	(3)	64
Total available-for-sale securities	$4,693	$301	$(133)	$4,861
Available-for-sale securities, December 2010
Commercial paper, certificates of deposit, time deposits and other money market instruments	$176	$—	$—	$176
U.S. government and federal agency obligations	638	18	(19)	637
Non-U.S. government obligations	2	—	—	2
Mortgage and other asset-backed loans and securities	593	82	(5)	670
Corporate debt securities	1,533	162	(7)	1,688
State and municipal obligations	356	8	(5)	359
Other debt obligations	136	7	(2)	141
Total available-for-sale securities	$3,434	$277	$(38)	$3,673

Goldman Sachs 2011 Form 10-K	219

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

The table below presents the fair value, amortized cost and weighted average yields of available-for-sale securities by contractual maturity. Yields are calculated on a weighted average basis.

	As of December 2011
	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
$ in millions	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale securities
Commercial paper, certificates of deposit, time deposits and other money market instruments	$406	—%	$ —	—%	$ —	—%	$—	—%	$406	—%
U.S. government and federal agency obligations	72	—	132	3	69	2	389	4	662	3
Non-U.S. government obligations	—	—	9	3	9	6	1	4	19	4
Mortgage and other asset-backed loans and securities	—	—	120	7	19	5	1,277	10	1,416	10
Corporate debt securities	33	5	425	4	848	5	507	6	1,813	5
State and municipal obligations	1	5	12	5	—	—	468	6	481	6
Other debt obligations	—	—	10	4	—	—	54	3	64	3
Total available-for-sale securities	$512		$708		$945		$2,696		$4,861
Amortized cost of available-for-sale securities	$512		$696		$899		$2,586		$4,693

	As of December 2010
	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
$ in millions	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale securities
Commercial paper, certificates of deposit, time deposits and other money market instruments	$176	—%	$ —	—%	$ —	—%	$—	—%	$176	—%
U.S. government and federal agency obligations	37	4	99	3	17	4	484	4	637	4
Non-U.S. government obligations	—	—	2	2	—	—	—	—	2	2
Mortgage and other asset-backed loans and securities	—	—	—	—	—	—	670	11	670	11
Corporate debt securities	34	6	126	6	717	6	811	7	1,688	6
State and municipal obligations	—	—	10	5	11	5	338	6	359	6
Other debt obligations	—	—	—	—	24	1	117	5	141	4
Total available-for-sale securities	$247		$237		$769		$2,420		$3,673
Amortized cost of available-for-sale securities	$246		$220		$708		$2,260		$3,434

220	Goldman Sachs 2011 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Deposits

The table below presents a summary of the firm’s interest-bearing deposits.

	Average Balances			Average Interest Rates
	Year Ended December			Year Ended December
$ in millions	2011	2010	2009	2011	2010	2009
U.S.:
Savings [1]	$25,916	$23,260	$23,024	0.42%	0.44%	0.62%
Time	7,318	8,158	12,019	1.84	2.16	1.89
Total U.S. deposits	33,234	31,418	35,043	0.73	0.89	1.06
Non-U.S.:
Demand	5,378	5,559	5,402	0.46	0.34	0.61
Time	1,654	1,034	631	0.73	0.58	1.65
Total Non-U.S. deposits	7,032	6,593	6,033	0.53	0.38	0.73
Total deposits	$40,266	$38,011	$41,076	0.70	0.80	1.01

1.	Amounts are available for withdrawal upon short notice, generally within seven days.

Ratios

The table below presents selected financial ratios.

	Year Ended December
	2011	2010	2009
Net earnings to average assets	0.5%	0.9%	1.5%
Return on average common shareholders’ equity [1]	3.7	11.5	22.5
Return on average total shareholders’ equity [2]	6.1	11.3	20.4
Total average equity to average assets	7.7	8.3	7.2
Dividend payout ratio [3]	31.0	10.6	4.7

1.	Based on net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on net earnings divided by average monthly total shareholders’ equity.

3.	Dividends declared per common share as a percentage of diluted earnings per common share.

Short-term and Other Borrowed Funds

The table below presents a summary of the firm’s securities loaned and securities sold under agreements to repurchase and short-term borrowings. These borrowings generally mature within one year of the financial statement date and include borrowings that are redeemable at the option of the holder within one year of the financial statement date.

	Securities Loaned and Securities Sold Under Agreements to Repurchase			Commercial Paper			Other Funds Borrowed [1,2]
	As of December			As of December			As of December
$ in millions	2011	2010	2009	2011	2010	2009	2011	2010	2009
Amounts outstanding at year-end	$171,684	$173,557	$143,567	$1,491	$1,306	$1,660	$76,732	$71,065	$48,787
Average outstanding during the year	171,753	160,280	156,794	1,881	1,624	1,002	76,616	53,888	58,129
Maximum month-end outstanding	190,453	173,557	169,083	2,853	1,712	3,060	84,546	71,065	77,712
Weighted average interest rate
During the year	0.53%	0.44%	0.84%	0.24%	0.31%	0.50%	0.68%	0.83%	1.06%
At year-end	0.39	0.44	0.26	0.34	0.20	0.37	0.93	0.63	0.76

1.	Includes short-term secured financings of $29.19 billion, $24.53 billion and $12.93 billion as of December 2011, December 2010 and December 2009, respectively.

2.	As of December 2011, December 2010 and December 2009, weighted average interest rates include the effects of hedging.

Goldman Sachs 2011 Form 10-K	221

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

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

Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or an issuer of securities or other instruments the firm holds and is measured based on the potential loss in an event of non-payment by a counterparty. Credit exposure is reduced through the effect of risk mitigants, such as netting agreements with counterparties that permit the firm to offset receivables and payables with such counterparties or obtaining collateral from counterparties. The tables below do not include all the effects of such risk mitigants and do not represent the firm’s credit exposure.

Claims in the tables below include cash, receivables, securities purchased under agreements to resell, securities borrowed and cash financial instruments, but exclude derivative instruments and commitments. Securities purchased under agreements to resell and securities borrowed are presented gross, without reduction for related securities collateral held, based on the domicile of the counterparty. Margin loans (included in receivables) are presented based on the amount of collateral advanced by the counterparty.

The tables below present cross-border outstandings for each country in which cross-border outstandings exceed 0.75% of consolidated assets in accordance with the FFIEC guidelines.

	As of December 2011
in millions	Banks		Governments	Other		Total
Country
France	$33,916	[1]	$2,859	$3,776		$40,551
Cayman Islands	—		—	33,742		33,742	[3]
Japan	18,745		31	6,457		25,233	[3]
Germany	5,458		16,089	3,162		24,709
United Kingdom	2,111		3,349	5,243		10,703	[3]
Italy	6,143		3,054	841		10,038	[4]
Ireland	1,148		63	8,801	[2]	10,012
China	6,722		38	2,908		9,668
Switzerland	3,836		40	5,112		8,988
Canada	676		1,019	6,841		8,536
Australia	1,597		470	5,209		7,276

	As of December 2010
in millions	Banks		Governments	Other	Total
Country
France	$29,250	[1]	$7,373	$4,860	$41,483
Cayman Islands	7		—	35,850	35,857	[3]
Japan	21,881		49	8,002	29,932	[3]
Germany	3,767		16,572	2,782	23,121
China	10,849		701	2,931	14,481
United Kingdom	2,829		2,401	6,800	12,030	[3]
Switzerland	2,473		151	7,616	10,240
Canada	260		366	6,741	7,367

1.	Primarily comprised of secured lending transactions with a clearing house which are secured by collateral.

2.

Primarily comprised of interests in and receivables from funds domiciled in Ireland, but whose underlying investments are primarily located outside of Ireland, and secured lending transactions which are secured by U.S. government obligations.

3.

Excludes claims of $2.27 billion, $6.99 billion and $53.01 billion as of December 2011, and $1.21 billion, $7.06 billion and $26.84 billion as of December 2010 for the Cayman Islands, Japan and the United Kingdom, respectively, where the firm’s subsidiary and the counterparty are domiciled within the same foreign country, but the claim is not denominated in that country’s local currency.

4.	Primarily comprised of secured lending transactions which are primarily secured by German government obligations.

222	Goldman Sachs 2011 Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two years.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on pages 35 to 36 of this Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2011 (2012 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included under “Available Information” in Part I, Item 1 of this Form 10-K.

Item 11. Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2012 Proxy Statement and is incorporated herein by reference.

Goldman Sachs 2011 Form 10-K	223

Item 12. Security Ownership of Certain
Beneficial Owners and Management and
Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2012 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2011, the last day of 2011, regarding securities to be issued on exercise of outstanding stock options or pursuant to outstanding restricted stock units and performance-based awards, and securities remaining available for issuance under our equity compensation plans that were in effect during 2011.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan [1]	91, 671,368	[2]	$97.76	[3]	161,010,336	[4]
Equity compensation plans not approved by security holders	None	—		—		—
Total		91, 671,368	[2]			161,010,336	[4]

1.

The Goldman Sachs Amended and Restated Stock Incentive Plan (SIP) was approved by the shareholders of Group Inc. at our 2003 Annual Meeting of Shareholders and is a successor plan to The Goldman Sachs 1999 Stock Incentive Plan (1999 Plan), which was approved by our shareholders immediately prior to our initial public offering in May 1999 and under which no additional awards have been granted since approval of the SIP.

2.

Includes: (i) 47,256,938 shares of common stock that may be issued upon exercise of outstanding options; (ii) 44,388,287 shares that may be issued pursuant to outstanding restricted stock units; and (iii) 26,143 shares that may be issued pursuant to outstanding performance-based units granted under the SIP. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2012 Proxy Statement and is incorporated herein by reference.

224	Goldman Sachs 2011 Form 10-K

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

3.1

Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of May 6, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed May 10, 2011).

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

Goldman Sachs 2011 Form 10-K	225

10.4	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †

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

10.16

Letter, dated March 31, 2004, from The Goldman Sachs Group, Inc. to Ms. Lois D. Juliber (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended
February 27, 2004). †

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

226	Goldman Sachs 2011 Form 10-K

10.23	Form of Year-End Option Award Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

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

10.26	Form of Non-Employee Director Option Award Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.27	Form of Non-Employee Director RSU Award Agreement. †

10.28	Description of Non-Employee Director Compensation. †

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

10.39

Guarantee Agreement, dated November 28, 2008 and amended effective as of January 1, 2010, between The Goldman Sachs Group, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

Goldman Sachs 2011 Form 10-K	227

10.40

Collateral Agreement, dated November 28, 2008, between The Goldman Sachs Group, Inc., Goldman Sachs Bank USA and each other party that becomes a pledgor pursuant thereto (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).

10.41	Form of One-Time RSU Award Agreement. †

10.42	Amendments to Certain Equity Award Agreements (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.43

Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.44	Form of Signature Card for Equity Awards. †

10.45	Form of Signature Card for Equity Awards (employees in Asia outside China). †

10.46	Form of Signature Card for Equity Awards (employees in China). †

10.47	Form of Year-End RSU Award Agreement (not fully vested). †

10.48	Form of Year-End RSU Award Agreement (fully vested). †

10.49	Form of Year-End RSU Award Agreement (Base and/or Supplemental). †

10.50	Form of Year-End Short-Term RSU Award Agreement. †

10.51	Form of Year-End Restricted Stock Award Agreement (Base and/or Supplemental). †

10.52	Form of Year-End Restricted Stock Award Agreement (fully vested). †

10.53	Form of Year-End Short-Term Restricted Stock Award Agreement. †

10.54

General Guarantee Agreement, dated March 2, 2010, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Execution & Clearing, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.55	Form of Deed of Gift (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †

10.56	The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †

10.57	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †

10.58	Form of Performance-Based Option Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †

10.59	Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †

10.60

Amended and Restated General Guarantee Agreement dated November 21, 2011 made by the Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2011).

10.61	Form of Aircraft Time Sharing Agreement. †

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.

228	Goldman Sachs 2011 Form 10-K

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (ii) the Consolidated Statements of Financial Condition as of December 31, 2011 and December 31, 2010; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (v) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; and (vi) the notes to the Consolidated Financial Statements.

†	This exhibit is a management contract or a compensatory plan or arrangement.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Goldman Sachs 2011 Form 10-K	229

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
	Name:	David A. Viniar
	Title:	Chief Financial Officer

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lloyd C. Blankfein Lloyd C. Blankfein	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ John H. Bryan John H. Bryan	Director	February 28, 2012

/s/ M. Michele Burns M. Michele Burns	Director	February 28, 2012

/s/ Gary D. Cohn Gary D. Cohn	Director	February 28, 2012

/s/ Claes Dahlbäck Claes Dahlbäck	Director	February 28, 2012

/s/ Stephen Friedman Stephen Friedman	Director	February 28, 2012

/s/ William W. George William W. George	Director	February 28, 2012

/s/ James A. Johnson James A. Johnson	Director	February 28, 2012

/s/ Lois D. Juliber Lois D. Juliber	Director	February 28, 2012

/s/ Lakshmi N. Mittal Lakshmi N. Mittal	Director	February 28, 2012

/s/ James J. Schiro James J. Schiro	Director	February 28, 2012

Goldman Sachs 2011 Form 10-K	II-1

/s/ Debora L. Spar Debora L. Spar	Director	February 28, 2012

/s/ David A. Viniar David A. Viniar	Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/s/ Sarah E. Smith Sarah E. Smith	Principal Accounting Officer	February 28, 2012

II-2	Goldman Sachs 2011 Form 10-K