Form 10-Q
period 2012-03-31
GOLDMAN SACHS GROUP INC
filed 2012-05-10
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-14965

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, N.Y.	10282 (Zip Code)
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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 27, 2012, there were 491,877,148 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March
in millions, except per share amounts	2012	2011
Revenues
Investment banking	$1,160	$ 1,269
Investment management	1,105	1,174
Commissions and fees	860	1,019
Market making	3,905	4,462
Other principal transactions	1,938	2,612
Total non-interest revenues	8,968	10,536

Interest income	2,833	3,107
Interest expense	1,852	1,749
Net interest income	981	1,358
Net revenues, including net interest income	9,949	11,894

Operating expenses
Compensation and benefits	4,378	5,233

Brokerage, clearing, exchange and distribution fees	567	620
Market development	117	179
Communications and technology	196	198
Depreciation and amortization	433	590
Occupancy	212	267
Professional fees	234	233
Insurance reserves	157	88
Other expenses	474	446
Total non-compensation expenses	2,390	2,621
Total operating expenses	6,768	7,854

Pre-tax earnings	3,181	4,040
Provision for taxes	1,072	1,305
Net earnings	2,109	2,735
Preferred stock dividends	35	1,827
Net earnings applicable to common shareholders	$2,074	$ 908

Earnings per common share
Basic	$ 4.05	$ 1.66
Diluted	3.92	1.56

Dividends declared per common share	$ 0.35	$ 0.35

Average common shares outstanding
Basic	510.8	540.6
Diluted	529.2	583.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March
in millions	2012	2011
Net earnings	$2,109	$2,735
Other comprehensive income/(loss), net of tax:
Currency translation adjustment, net of tax	(28)	(22)
Pension and postretirement liability adjustments, net of tax	7	1
Net unrealized gains/(losses) on available-for-sale securities, net of tax	30	(23)
Other comprehensive income/(loss)	9	(44)
Comprehensive income	$2,118	$2,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
in millions, except share and per share amounts	March 2012	December 2011
Assets
Cash and cash equivalents	$57,138	$ 56,008
Cash and securities segregated for regulatory and other purposes (includes $33,679 and $42,014 at fair value as of March 2012 and December 2011, respectively)	53,099	64,264
Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $181,050 and $187,789 at fair value as of March 2012 and December 2011, respectively)	181,050	187,789
Securities borrowed (includes $57,062 and $47,621 at fair value as of March 2012 and December 2011, respectively)	169,092	153,341
Receivables from brokers, dealers and clearing organizations	16,886	14,204
Receivables from customers and counterparties (includes $8,328 and $9,682 at fair value as of March 2012 and December 2011, respectively)	65,211	60,261
Financial instruments owned, at fair value (includes $67,404 and $53,989 pledged as collateral as of March 2012 and December 2011, respectively)	385,506	364,206
Other assets	22,950	23,152
Total assets	$950,932	$923,225
Liabilities and shareholders’ equity
Deposits (includes $5,524 and $4,526 at fair value as of March 2012 and December 2011, respectively)	$50,874	$ 46,109
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	173,092	164,502
Securities loaned (includes $550 and $107 at fair value as of March 2012 and December 2011, respectively)	8,121	7,182
Other secured financings (includes $28,367 and $30,019 at fair value as of March 2012 and December 2011, respectively)	33,139	37,364
Payables to brokers, dealers and clearing organizations	3,678	3,667
Payables to customers and counterparties	206,627	194,625
Financial instruments sold, but not yet purchased, at fair value	151,251	145,013
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $17,772 and $17,854 at fair value as of March 2012 and December 2011, respectively)	48,721	49,038
Unsecured long-term borrowings (includes $17,509 and $17,162 at fair value as of March 2012 and December 2011, respectively)	171,592	173,545
Other liabilities and accrued expenses (includes $9,451 and $9,486 at fair value as of March 2012 and December 2011, respectively)	32,181	31,801
Total liabilities	879,276	852,846

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $3,100 as of both March 2012 and December 2011	3,100	3,100
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 808,213,029 and 795,555,310 shares issued as of March 2012 and December 2011, respectively, and 495,210,854 and 485,467,565 shares outstanding as of March 2012 and December 2011, respectively	8	8
Restricted stock units and employee stock options	3,889	5,681
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	47,035	45,553
Retained earnings	60,723	58,834
Accumulated other comprehensive loss	(507)	(516)
Stock held in treasury, at cost, par value $0.01 per share; 313,002,177 and 310,087,747 shares as of March 2012 and December 2011, respectively	(42,592)	(42,281)
Total shareholders’ equity	71,656	70,379
Total liabilities and shareholders’ equity	$950,932	$923,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended	Year Ended
in millions	March 2012	December 2011
Preferred stock Balance, beginning of year	$ 3,100	$ 6,957
Repurchased	—	(3,857)
Balance, end of period	3,100	3,100
Common stock Balance, beginning of year	8	8
Issued	—	—
Balance, end of period	8	8
Restricted stock units and employee stock options Balance, beginning of year	5,681	7,706
Issuance and amortization of restricted stock units and employee stock options	640	2,863
Delivery of common stock underlying restricted stock units	(2,415)	(4,791)
Forfeiture of restricted stock units and employee stock options	(16)	(93)
Exercise of employee stock options	(1)	(4)
Balance, end of period	3,889	5,681
Additional paid-in capital Balance, beginning of year	45,553	42,103
Issuance of common stock	—	103
Delivery of common stock underlying share-based awards	2,419	5,160
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(872)	(1,911)
Excess net tax benefit/(provision) related to share-based awards	(64)	138
Cash settlement of share-based compensation	(1)	(40)
Balance, end of period	47,035	45,553
Retained earnings Balance, beginning of year	58,834	57,163
Net earnings	2,109	4,442
Dividends and dividend equivalents declared on common stock and restricted stock units	(185)	(769)
Dividends on preferred stock	(35)	(2,002)
Balance, end of period	60,723	58,834
Accumulated other comprehensive income/(loss) Balance, beginning of year	(516)	(286)
Other comprehensive income/(loss)	9	(230)
Balance, end of period	(507)	(516)
Stock held in treasury, at cost Balance, beginning of year	(42,281)	(36,295)
Repurchased	(368)	(6,051)
Reissued	57	65
Balance, end of period	(42,592)	(42,281)
Total shareholders’ equity	$ 71,656	$ 70,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March
in millions	2012	2011
Cash flows from operating activities
Net earnings	$2,109	$ 2,735
Non-cash items included in net earnings
Depreciation and amortization	433	594
Share-based compensation	643	1,512
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	11,165	219
Net receivables from brokers, dealers and clearing organizations	(2,671)	568
Net payables to customers and counterparties	7,052	(9,671)
Securities borrowed, net of securities loaned	(14,813)	(16,901)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	15,328	29,391
Financial instruments owned, at fair value	(22,023)	(14,701)
Financial instruments sold, but not yet purchased, at fair value	6,304	10,278
Other, net	11	(2,124)
Net cash provided by operating activities	3,538	1,900
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(390)	(277)
Proceeds from sales of property, leasehold improvements and equipment	13	9
Business acquisitions, net of cash acquired	(39)	(5)
Proceeds from sales of investments	130	216
Purchase of available-for-sale securities	(653)	(761)
Proceeds from sales of available-for-sale securities	699	930
Net cash provided by/(used for) investing activities	(240)	112
Cash flows from financing activities
Unsecured short-term borrowings, net	(869)	1,501
Other secured financings (short-term), net	(483)	1,340
Proceeds from issuance of other secured financings (long-term)	798	1,291
Repayment of other secured financings (long-term), including the current portion	(4,334)	(3,580)
Proceeds from issuance of unsecured long-term borrowings	9,358	8,805
Repayment of unsecured long-term borrowings, including the current portion	(11,134)	(7,364)
Derivative contracts with a financing element, net	208	210
Deposits, net	4,765	158
Common stock repurchased	(365)	(1,481)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(220)	(358)
Proceeds from issuance of common stock, including stock option exercises	39	63
Excess tax benefit related to share-based compensation	70	333
Cash settlement of share-based compensation	(1)	(35)
Net cash provided by/(used for) financing activities	(2,168)	883
Net increase in cash and cash equivalents	1,130	2,895
Cash and cash equivalents, beginning of year	56,008	39,788
Cash and cash equivalents, end of period	$57,138	$ 42,683

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $4.04 billion and $2.71 billion during the three months ended March 2012 and March 2011, respectively.

Income tax refunds, net of cash payments, were $29 million during the three months ended March 2012. Cash payments for income taxes, net of refunds, were $296 million during the three months ended March 2011.

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

Institutional Client Services

The firm facilitates client transactions and makes markets in fixed income, equity, currency and commodity products, primarily with institutional clients such as corporations, financial institutions, investment funds and governments. The firm also makes markets and clears client transactions on major stock, options and futures exchanges worldwide and provides financing, securities lending and prime brokerage services to institutional clients.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2011. References to “the firm’s Annual Report on Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial information as of December 31, 2011 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to March 2012 and March 2011 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2012 and March 31, 2011, respectively. All references to December 2011 refer to the date December 31, 2011. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, transfers of assets accounted for as secured loans rather than purchases and collateral posted in connection with certain derivative transactions. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about the fair values of these receivables. Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Insurance Activities

Certain of the firm's insurance and reinsurance contracts are accounted for at fair value under the fair value option, with changes in fair value included in “Market making” revenues. See Note 8 for further information about the fair values of these insurance and reinsurance contracts.

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of March 2012 and December 2011, “Cash and cash equivalents” included $7.22 billion and $7.95 billion, respectively, of cash and due from banks, and $49.92 billion and $48.05 billion, respectively, of interest-bearing deposits with banks.

Recent Accounting Developments

Reconsideration of Effective Control for Repurchase Agreements (ASC 860). In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 changes the assessment of effective control by removing (i) the criterion that requires the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for periods beginning after December 15, 2011. The firm adopted the standard on January 1, 2012. Adoption of ASU No. 2011-03 did not affect the firm’s financial condition, results of operations or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASC 820). In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. The firm adopted the standard on January 1, 2012. Adoption of ASU No. 2011-04 did not materially affect the firm’s financial condition, results of operations or cash flows.

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

Disclosures about Offsetting Assets and Liabilities (ASC 210). In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 will require disclosure of the effect or potential effect of offsetting arrangements on the firm’s financial position as well as enhanced disclosure of the rights of setoff associated with the firm’s recognized assets and recognized liabilities. ASU No. 2011-11 is effective for periods beginning on or after January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption will not affect the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4.

Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for further information about the fair value option. The table below presents the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value. Financial instruments owned, at fair value included $4.69 billion and $4.86 billion as of March 2012 and December 2011, respectively, of securities accounted for as available-for-sale, substantially all of which are held in the firm’s insurance subsidiaries.

	As of March 2012			As of December 2011
in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 10,553	$ —		$ 13,440	$ —
U.S. government and federal agency obligations	90,488	27,489		87,040	21,006
Non-U.S. government obligations	60,812	43,791		49,205	34,886
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	6,724	1		6,699	27
Loans and securities backed by residential real estate	8,815	7		7,592	3
Bank loans and bridge loans	18,988	2,242	[2]	19,745	2,756	[2]
Corporate debt securities	24,370	6,841		22,131	6,553
State and municipal obligations	3,407	47		3,089	3
Other debt obligations	4,702	—		4,362	—
Equities and convertible debentures	75,927	19,483		65,113	21,326
Commodities	9,462	—		5,762	—
Derivatives [1]	71,258	51,350		80,028	58,453
Total	$385,506	$151,251		$364,206	$145,013

1.	Net of cash collateral received or posted under credit support agreements and reported on a net-by-counterparty basis when a legal right of setoff exists under an enforceable netting agreement.

2.	Includes the fair value of unfunded lending commitments for which the fair value option was elected.

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

	Three Months Ended March
in millions	2012	2011
Interest rates	$1,889	$ 2,406
Credit	1,710	2,051
Currencies	(724)	(1,606)
Equities	1,973	2,850
Commodities	471	957
Other	524	416
Total	$5,843	$ 7,074

Note 5.

Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The firm measures certain financial assets and financial liabilities as a portfolio (i.e., based on its net exposure to market and/or credit risks).

The best evidence of fair value is a quoted price in an active market. If quoted prices in active markets are not available, fair value is determined by reference to prices for similar instruments, quoted prices or recent transactions in less active markets, or internally developed models that primarily use market-based or independently sourced parameters as inputs including, but not limited to, interest rates, volatilities, equity or debt prices, foreign exchange rates, commodities prices, credit spreads and funding spreads.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair values for substantially all of the firm’s financial assets and financial liabilities are based on observable prices and inputs and are classified in levels 1 and 2 of the hierarchy. Certain level 2 and level 3 financial assets and financial liabilities may require appropriate valuation adjustments that a market participant would require to arrive at fair value for factors such as counterparty and the firm’s credit quality, funding risk, transfer restrictions, liquidity and bid/offer spreads. Valuation adjustments are generally based on market evidence.

See Notes 6 and 7 for further information about fair value measurements of cash instruments and derivatives, respectively, included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” and Note 8 for further information about fair value measurements of other financial assets and financial liabilities accounted for at fair value under the fair value option.

Financial assets and financial liabilities accounted for at fair value under the fair value option or in accordance with other U.S. GAAP are summarized below.

	As of
$ in millions	March 2012	December 2011
Total level 1 financial assets	$ 159,906	$ 136,780
Total level 2 financial assets	566,165	587,416
Total level 3 financial assets	48,015	47,937
Netting and collateral [1]	(108,461)	(120,821)
Total financial assets at fair value	$ 665,625	$ 651,312
Total assets	$ 950,932	$ 923,225
Total level 3 financial assets as a percentage of Total assets	5.0%	5.2%
Total level 3 financial assets as a percentage of Total financial assets at fair value	7.2%	7.4%
Total level 3 financial liabilities at fair value	$ 23,941	$ 25,498
Total financial liabilities at fair value	$ 403,516	$ 388,669
Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	5.9%	6.6%

1.

Represents the impact on derivatives of cash collateral and counterparty netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

Level 3 financial assets as of March 2012 were essentially unchanged compared with December 2011, primarily reflecting an increase in private equity investments, principally due to transfers to level 3 and purchases, offset by a decrease in derivative assets. The decrease in derivative assets primarily reflected settlements and net unrealized losses on credit and currency derivatives, partially offset by the impact of decreased counterparty netting and transfers to level 3 of certain credit derivatives.

See Notes 6, 7 and 8 for further information about level 3 cash instruments, derivatives and other financial assets and financial liabilities accounted for at fair value under the fair value option, respectively, including information about significant unrealized gains or losses and transfers in or out of level 3.

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

Level 1 Cash Instruments

Level 1 cash instruments include U.S. government obligations and most non-U.S. government obligations, actively traded listed equities and certain government agency obligations and money market instruments. These instruments are valued using quoted prices for identical unrestricted instruments in active markets.

The firm defines active markets for equity instruments based on the average daily trading volume both in absolute terms and relative to the market capitalization for the instrument. The firm defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity.

Level 2 Cash Instruments

Level 2 cash instruments include commercial paper, certificates of deposit, time deposits, most government agency obligations, certain non-U.S. government obligations, most corporate debt securities, commodities, certain mortgage-backed loans and securities, certain bank loans and bridge loans, restricted or less liquid listed equities, most state and municipal obligations and certain lending commitments.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the valuation techniques and the nature of significant inputs generally used to determine the fair values of each type of level 3 cash instrument.

Level 3 Cash Instrument	Valuation Techniques and Significant Inputs

Loans and securities backed by commercial real estate

•   Collateralized by a single commercial real estate property or a portfolio of properties

•   May include tranches of varying levels of subordination

Valuation techniques vary by instrument, but are generally based on discounted cash flow techniques.

Significant inputs for these valuations, which may be determined based on relative value analyses, include:

•   Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral

•   Market yields implied by transactions of similar or related assets and/or current levels and changes in market indices such as the CMBX (an index that tracks the performance of commercial mortgage bonds)

•   Recovery rates implied by the value of the underlying collateral, which is mainly driven by current performance of the underlying collateral, capitalization rates and multiples

•   Timing of expected future cash flows (duration)

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

Significant inputs are determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX (an index that tracks the performance of subprime residential mortgage bonds). Significant inputs include:

•   Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral

•   Market yields implied by transactions of similar or related assets

•   Cumulative loss expectations, driven by default rates, home price projections, residential property liquidation timelines and related costs

•   Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines

Bank loans and bridge loans

Valuation techniques vary by instrument, but are generally based on discounted cash flow techniques.

Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•   Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices such as CDX and LCDX (indices that track the performance of corporate credit and loans, respectively)

•   Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation

•   Duration

Corporate debt securities State and municipal obligations Non-U.S. government obligations Other debt obligations

Valuation techniques vary by instrument, but are generally based on discounted cash flow techniques.

Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•   Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices such as CDX, LCDX and MCDX (an index that tracks the performance of municipal obligations)

•   Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation

•   Duration

Equities and convertible debentures • Private equity investments (including investments in real estate entities)

Recent third-party completed or pending transactions (e.g., merger proposals, tender offers, debt restructurings) are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available:

•   Industry multiples and public comparables

•   Transactions in similar instruments

•   Discounted cash flow techniques

•   Third-party appraisals

The firm also considers changes in the outlook for the relevant industry and financial performance of the issuer as compared to projected performance. Significant inputs include:

•   Market and transaction multiples

•   Discount rates, long-term growth rates, earnings compound annual growth rates and capitalization rates

•   For equity instruments with debt-like features: market yields implied by transactions of similar or related assets, current performance and recovery assumptions, and duration

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the ranges of significant unobservable inputs used to value the firm’s level 3 cash instruments. These ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument. These inputs are not representative of the inputs that could have been used in the valuation of any one cash instrument. For example, the highest multiple presented in the table for private equity investments is appropriate for valuing a specific private equity investment but may not be appropriate for valuing any other private equity investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 cash instruments.

Level 3 Cash Instrument	Significant Unobservable Inputs by Valuation Technique	Range of Significant Unobservable Inputs as of March 2012

Loans and securities backed by commercial real estate

•     Collateralized by a single commercial real estate property or a portfolio of properties

•     May include tranches of varying levels of subordination

	Discounted cash flows: • Yield • Recovery rate [1] • Duration (years) [2]	3.3% to 27.7% 20.0% to 100.0% 0.6 to 7.4
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	Discounted cash flows: • Yield • Cumulative loss rate • Duration (years) [2]	3.2% to 30.0% 0.0% to 79.0% 0.1 to 9.7
Bank loans and bridge loans	Discounted cash flows: • Yield • Recovery rate [1] • Duration (years) [2]	0.7% to 28.1% 15.0% to 100.0% 0.5 to 7.9
Corporate debt securities State and municipal obligations Non-U.S. government obligations Other debt obligations	Discounted cash flows: • Yield • Recovery rate [1] • Duration (years) [2]	1.5% to 35.3% 0.0% to 100.0% 0.4 to 18.0
Equities and convertible debentures • Private equity investments (including investments in real estate entities)	Comparable multiples: • Multiples Discounted cash flows: • Yield/discount rate • Long-term growth rate/compound annual growth rate • Capitalization rate • Recovery rate [1] • Duration (years) [2]	0.8x to 20.0x 10.0% to 30.0% (0.7)% to 55.9% 5.5% to 11.5% 45.0% to 100.0% 1.0 to 9.0

1.	A measure of expected future cash flows, expressed as a percentage of notional or face value of the instrument.

2.	Duration is an estimate of the timing of future cash flows and, in certain cases, may incorporate the impact of other unobservable inputs (e.g., prepayment speeds).

Increases in yield, discount rate, capitalization rate, duration or cumulative loss rate used in the valuation of the firm’s level 3 cash instruments would result in a lower fair value measurement; while increases in recovery rate, multiples, long-term growth rate or compound annual growth rate would result in a higher fair value measurement. Due to the distinctive nature of each of the firm’s level 3 cash instruments, the interrelationship of inputs is not necessarily uniform within each product type.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of March 2012
in millions	Level 1	Level 2	Level 3	Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 1,985	$ 8,560	$ 8	$ 10,553
U.S. government and federal agency obligations	37,228	53,260	—	90,488
Non-U.S. government obligations	47,657	13,050	105	60,812
Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	3,568	3,156	6,724
Loans and securities backed by residential real estate	—	7,205	1,610	8,815
Bank loans and bridge loans	—	7,937	11,051	18,988
Corporate debt securities [2]	90	21,768	2,512	24,370
State and municipal obligations	—	2,795	612	3,407
Other debt obligations [2]	—	3,153	1,549	4,702
Equities and convertible debentures	48,535 [3]	12,518 [4]	14,874 [5]	75,927
Commodities	—	9,462	—	9,462
Total	$135,495	$143,276	$35,477	$314,248

	Cash Instrument Liabilities at Fair Value as of March 2012
in millions	Level 1	Level 2	Level 3	Total
U.S. government and federal agency obligations	$ 27,289	$ 200	$ —	$ 27,489
Non-U.S. government obligations	43,255	536	—	43,791
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	1	—	1
Loans and securities backed by residential real estate	—	7	—	7
Bank loans and bridge loans	—	1,519	723	2,242
Corporate debt securities [6]	9	6,816	16	6,841
State and municipal obligations	—	47	—	47
Equities and convertible debentures	18,489 [3]	986 [4]	8	19,483
Total	$ 89,042	$ 10,112	$ 747	$ 99,901

1.	Includes $437 million and $590 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $404 million and $1.40 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of listed equity securities.

4.	Principally consists of restricted or less liquid listed securities.

5.	Includes $13.05 billion of private equity investments, $1.23 billion of real estate investments and $592 million of convertible debentures.

6.	Includes $7 million of CDOs and CLOs backed by corporate obligations in level 3.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Cash Instrument Assets at Fair Value as of December 2011
in millions	Level 1		Level 2		Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 3,255		$ 10,185		$ —		$ 13,440
U.S. government and federal agency obligations	29,263		57,777		—		87,040
Non-U.S. government obligations	42,854		6,203		148		49,205
Mortgage and other asset-backed loans and securities [1]: Loans and securities backed by commercial real estate	—		3,353		3,346		6,699
Loans and securities backed by residential real estate	—		5,883		1,709		7,592
Bank loans and bridge loans	—		8,460		11,285		19,745
Corporate debt securities [2]	133		19,518		2,480		22,131
State and municipal obligations	—		2,490		599		3,089
Other debt obligations [2]	—		2,911		1,451		4,362
Equities and convertible debentures	39,955	[3]	11,491	[4]	13,667	[5]	65,113
Commodities	—		5,762		—		5,762
Total	$115,460		$134,033		$34,685		$284,178

	Cash Instrument Liabilities at Fair Value as of December 2011
in millions	Level 1		Level 2		Level 3		Total
U.S. government and federal agency obligations	$ 20,940		$ 66		$ —		$ 21,006
Non-U.S. government obligations	34,339		547		—		34,886
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	—		27		—		27
Loans and securities backed by residential real estate	—		3		—		3
Bank loans and bridge loans	—		1,891		865		2,756
Corporate debt securities [6]	—		6,522		31		6,553
State and municipal obligations	—		3		—		3
Equities and convertible debentures	20,069	[3]	1,248	[4]	9		21,326
Total	$ 75,348		$ 10,307		$ 905		$ 86,560

1.	Includes $213 million and $595 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $403 million and $1.19 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of listed equity securities.

4.	Principally consists of restricted or less liquid listed securities.

5.	Includes $12.07 billion of private equity investments, $1.10 billion of real estate investments and $497 million of convertible debentures.

6.	Includes $27 million of CDOs and CLOs backed by corporate obligations in level 3.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Transfers of cash instruments between level 1 and level 2 were $728 million for the three months ended March 2012, consisting of transfers to level 2 of public equity investments, primarily reflecting the impact of transfer restrictions. See level 3 rollforwards below for further information about transfers between level 2 and level 3.

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

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the period.

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended March 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases [1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ —	$ —	$ —	$ 8	$ —	$ —	$ —	$ —	$ 8
Non-U.S. government obligations	148	(1)	(59)	7	(8)	—	20	(2)	105
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	3,346	39	96	295	(276)	(289)	486	(541)	3,156
Loans and securities backed by residential real estate	1,709	43	23	254	(181)	(101)	14	(151)	1,610
Bank loans and bridge loans	11,285	150	206	1,188	(1,246)	(792)	960	(700)	11,051
Corporate debt securities	2,480	92	158	295	(422)	(128)	260	(223)	2,512
State and municipal obligations	599	2	8	20	(39)	(2)	25	(1)	612
Other debt obligations	1,451	44	24	99	(120)	(56)	123	(16)	1,549
Equities and convertible debentures	13,667	39	332	558	(150)	(194)	779	(157)	14,874
Total	$34,685	$408 [2]	$788 [2]	$2,724	$(2,442)	$(1,562)	$2,667	$(1,791)	$35,477

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended March 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 905	$ (34)	$ (68)	$ (326)	$ 87	$ 195	$ 102	$ (114)	$ 747

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $167 million, $654 million and $375 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $856 million (reflecting $788 million on cash instrument assets and $68 million on cash instrument liabilities) for the three months ended March 2012 primarily consisted of gains on private equity investments, bank loans and bridge loans, and corporate debt securities, primarily reflecting an increase in global equity prices and tighter credit spreads.

Transfers into level 3 during the three months ended March 2012 primarily reflected transfers from level 2 of certain bank loans and bridge loans, private equity investments, and loans and securities backed by commercial real estate, principally due to reduced transparency of market prices as a result of less market activity in these instruments.

Transfers out of level 3 during the three months ended March 2012 primarily reflected transfers to level 2 of certain bank and bridge loans, and loans and securities backed by commercial real estate, principally due to improved transparency of market prices as a result of market activity in these instruments.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended March 2011
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases [1]	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	$ 3,976	$ 58		$ 162		$ 389	$ (527)	$ (323)	$ (22)	$ 3,713
Loans and securities backed by residential real estate	2,501	50		50		575	(230)	(206)	16	2,756
Bank loans and bridge loans	9,905	169		568		491	(274)	(604)	(326)	9,929
Corporate debt securities	2,737	92		216		789	(459)	(104)	(133)	3,138
State and municipal obligations	754	1		13		7	(3)	(1)	(29)	742
Other debt obligations	1,274	24		20		297	(149)	(53)	70	1,483
Equities and convertible debentures	11,060	40		233		268	(302)	(121)	587	11,765
Total	$32,207	$434	[2]	$1,262	[2]	$2,816	$(1,944)	$(1,412)	$ 163	$33,526

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended March 2011
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Total	$ 446	$ (22)		$ 41		$ (59)	$ 90	$ 8	$ (22)	$ 482

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $608 million, $656 million and $432 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain/(loss) on level 3 cash instruments of $1.22 billion (reflecting $1.26 billion on cash instrument assets and $(41) million on cash instrument liabilities) for the three months ended March 2011 primarily consisted of unrealized gains on bank loans and bridge loans, private equity investments and corporate debt securities, reflecting strengthening global credit markets and equity markets.

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

The firm’s investments in hedge funds are generally redeemable on a quarterly basis with 91 days’ notice, subject to a maximum redemption level of 25% of the firm’s initial investments at any quarter-end. The firm currently plans to comply with the Volcker Rule by redeeming certain of its interests in hedge funds. The firm redeemed approximately $250 million of these interests in hedge funds during the quarter ended March 2012.

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of March 2012		As of December 2011
in millions	Fair Value of Investments	Unfunded Commitments	Fair Value of Investments	Unfunded Commitments
Private equity funds [1]	$ 8,828	$3,066	$ 8,074	$3,514
Private debt funds [2]	3,744	3,244	3,596	3,568
Hedge funds [3]	3,058	—	3,165	—
Real estate funds [4]	1,541	1,463	1,531	1,613
Total	$17,171	$7,773	$16,366	$8,695

1.	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations and growth investments.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of derivatives on a net-by-counterparty basis.

	As of March 2012		As of December 2011
in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 5,379	$ 3,878	$ 5,880	$ 3,172
Over-the-counter	65,879	47,472	74,148	55,281
Total	$71,258	$51,350	$80,028	$58,453

The table below presents the fair value and the number of derivative contracts by major product type on a gross basis. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash collateral received or posted under credit support agreements, and therefore are not representative of the firm’s exposure.

	As of March 2012			As of December 2011
in millions, except number of contracts	Derivative Assets	Derivative Liabilities	Number of Contracts	Derivative Assets	Derivative Liabilities	Number of Contracts
Derivatives not accounted for as hedges Interest rates	$ 552,324	$ 512,372	304,937	$ 624,189	$ 582,608	287,351
Credit	115,065	97,845	363,617	150,816	130,659	362,407
Currencies	74,699	61,091	242,500	88,654	71,736	203,205
Commodities	36,058	36,959	85,787	35,966	38,050	93,755
Equities	59,623	51,704	299,762	64,135	51,928	332,273
Subtotal	837,769	759,971	1,296,603	963,760	874,981	1,278,991
Derivatives accounted for as hedges Interest rates	22,238	68	1,308	21,981	13	1,125
Currencies	64	48	75	124	21	71
Subtotal	22,302	116	1,383	22,105	34	1,196
Gross fair value of derivatives	$ 860,071	$ 760,087	1,297,986	$ 985,865	$ 875,015	1,280,187

Counterparty netting[1]	(682,726)	(682,726)		(787,733)	(787,733)
Cash collateral netting[2]	(106,087)	(26,011)		(118,104)	(28,829)
Fair value included in financial instruments owned	$ 71,258			$ 80,028
Fair value included in financial instruments sold, but not yet purchased		$ 51,350			$ 58,453

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Valuation Techniques for Derivatives

Price transparency of derivatives can generally be characterized by product type.

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

Level 1 Derivatives

Level 1 derivatives include short-term contracts for future delivery of securities when the underlying security is a level 1 instrument, and exchange-traded derivatives if they are actively traded and are valued at their quoted market price.

Level 2 Derivatives

Level 2 derivatives include exchange-traded derivatives that are not actively traded and OTC derivatives for which all significant valuation inputs are corroborated by market evidence.

Level 2 exchange-traded derivatives are valued using models that calibrate to market-clearing levels of OTC derivatives. Inputs to the valuations of level 2 OTC derivatives can be verified to market transactions, broker or dealer quotations or other alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

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

•

For the majority of the firm’s interest rate and currency derivatives classified within level 3, the significant unobservable inputs are correlations of certain currencies and interest rates (e.g., the correlation between Euro inflation and Euro interest rates) and specific interest rate volatilities.

•

For level 3 credit derivatives, significant level 3 inputs include illiquid credit spreads, which are unique to specific reference obligations and reference entities, certain correlations required to value credit and mortgage derivatives (e.g., the likelihood of default of the underlying reference obligation relative to one another) and the basis, or price difference, of certain reference obligations to benchmark indices.

•

For level 3 equity derivatives, significant level 3 inputs generally include equity volatility inputs for options that are very long-dated and/or have strike prices that differ significantly from current market prices. In addition, the valuation of certain structured trades requires the use of level 3 inputs for the correlation of the price performance of two or more individual stocks or the correlation of the price performance for a basket of stocks to another asset class such as commodities.

•

For level 3 commodity derivatives, significant level 3 inputs include volatilities for options with strike prices that differ significantly from current market prices and prices or spreads for certain products for which the product quality or physical location of the commodity is not aligned with benchmark indices.

Subsequent to the initial valuation of a level 3 OTC derivative, the firm updates the level 1 and level 2 inputs to reflect observable market changes and any resulting gains and losses are recorded in level 3. Level 3 inputs are changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations or other empirical market data. In circumstances where the firm cannot verify the model value by reference to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. See below for further information about unobservable inputs used in the valuation of level 3 derivatives.

Valuation Adjustments

Valuation adjustments are integral to determining the fair value of derivatives and are used to adjust the mid-market valuations, produced by derivative pricing models, to the appropriate exit price valuation. These adjustments incorporate bid/offer spreads, the cost of liquidity, credit valuation adjustments (CVA) and funding valuation adjustments, which account for the credit and funding risk inherent in derivative portfolios. Market-based inputs are generally used when calibrating valuation adjustments to market-clearing levels.

In addition, for derivatives that include significant unobservable inputs, the firm makes model or exit price adjustments to account for the valuation uncertainty present in the transaction.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the ranges of significant unobservable inputs used to value the firm’s level 3 derivatives. These ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative. These inputs are not representative of the inputs that could have been used in the valuation of any one derivative. For example, the highest correlation presented in the table for interest rate derivatives is appropriate for valuing a specific interest rate derivative but may not be appropriate for valuing any other interest rate derivative. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 derivatives.

Significant Unobservable Inputs	Derivative Product Type	Range of Significant Unobservable Inputs as of March 2012	Sensitivity of Fair Value Measurement to Changes in Significant Unobservable Inputs [1]
Correlation	Interest rates Credit Currencies Equities Various [2]	14% to 70% 5% to 91% 66% to 87% 46% to 91% (51)% to 83%

For contracts where the holder benefits from the convergence of the underlying asset or index prices (e.g., interest rates, credit spreads, foreign exchange rates, inflation rates and equity prices), an increase in correlation generally results in a higher fair value measurement.

Volatility	Interest rates Commodities Equities	36% to 91% 4% to 80% 12% to 56%	In general, for purchased options an increase in volatility results in a higher fair value measurement.
Credit spreads Recovery rates Basis	Credit Credit Credit	88 basis points (bps) to 2,250 bps 0% to 85% 1 point to 10 points

In general, the fair value of purchased credit protection increases as credit spreads increase, recovery rates decrease or basis widens.

Credit spreads, recovery rates and basis are strongly related to distinctive risk factors of the underlying reference obligations, which include reference entity-specific factors such as leverage, volatility and industry, market-based risk factors, such as borrowing costs or liquidity of the underlying reference obligation and macro-economic conditions.

Spread per million British Thermal units (MMBTU) of natural gas	Commodities	$(0.82) to $3.91

For contracts where the holder is receiving a commodity, an increase in the spread (price difference from a benchmark index due to differences in quality or delivery location) generally results in a higher fair value measurement.

1.

Represents the directional sensitivity of the firm’s level 3 fair value measurements to changes in significant unobservable inputs, in isolation. Due to the distinctive nature of each of the firm’s level 3 derivatives, the interrelationship of inputs is not necessarily uniform within each product type.

2.	Represents correlation across derivative product types.

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

	Derivative Assets at Fair Value as of March 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$149	$ 574,153	$ 260	$ —		$ 574,562
Credit	—	103,453	11,612	—		115,065
Currencies	—	73,384	1,379	—		74,763
Commodities	—	35,198	860	—		36,058
Equities	31	58,180	1,412	—		59,623
Gross fair value of derivative assets	180	844,368	15,523	—		860,071
Counterparty netting [1]	—	(675,980)	(4,372)	(2,374	) [3]	(682,726)
Subtotal	$180	$ 168,388	$11,151	$(2,374)		$ 177,345
Cash collateral netting [2]						(106,087)
Fair value included in financial instruments owned						$ 71,258

	Derivative Liabilities at Fair Value as of March 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$139	$ 511,801	$ 500	$ —		$ 512,440
Credit	—	92,735	5,110	—		97,845
Currencies	—	60,150	989	—		61,139
Commodities	—	36,000	959	—		36,959
Equities	33	49,739	1,932	—		51,704
Gross fair value of derivative liabilities	172	750,425	9,490	—		760,087
Counterparty netting [1]	—	(675,980)	(4,372)	(2,374	) [3]	(682,726)
Subtotal	$172	$ 74,445	$ 5,118	$(2,374)		$ 77,361
Cash collateral netting [2]						(26,011)
Fair value included in financial instruments sold, but not yet purchased						$ 51,350

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	$172	$172	$172	$172		$172
	Derivative Assets at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$33	$ 645,923	$ 214	$ —		$ 646,170
Credit	—	137,110	13,706	—		150,816
Currencies	—	86,752	2,026	—		88,778
Commodities	—	35,062	904	—		35,966
Equities	24	62,684	1,427	—		64,135
Gross fair value of derivative assets	57	967,531	18,277	—		985,865
Counterparty netting [1]	—	(778,639)	(6,377)	(2,717	) [3]	(787,733)
Subtotal	$57	$ 188,892	$11,900	$(2,717)		$ 198,132
Cash collateral netting [2]						(118,104)
Fair value included in financial instruments owned						$ 80,028

	Derivative Liabilities at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 24	$ 582,012	$ 585	$ —		$ 582,621
Credit	—	123,253	7,406	—		130,659
Currencies	—	70,573	1,184	—		71,757
Commodities	—	36,541	1,509	—		38,050
Equities	185	49,884	1,859	—		51,928
Gross fair value of derivative liabilities	209	862,263	12,543	—		875,015
Counterparty netting [1]	—	(778,639)	(6,377)	(2,717	) [3]	(787,733)
Subtotal	$209	$ 83,624	$6,166	$(2,717)		$ 87,282
Cash collateral netting [2]						(28,829)
Fair value included in financial instruments sold, but not yet purchased						$ 58,453

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the period.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended March 2012
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (371)	$(63)		$ 32		$ 3	$ (1)	$ 164	$ 8	$ (12)	$ (240)
Credit — net	6,300	10		(308)		75	(73)	(553)	1,332	(281)	6,502
Currencies — net	842	(6)		(266)		1	(7)	(234)	2	58 [3]	390
Commodities — net	(605)	40		206		99	(99)	41	100	119 [3]	(99)
Equities — net	(432)	(25)		(277)		73	(100)	306	15	(80)	(520)
Total derivatives — net	$5,734	$(44	) [1]	$(613	) [1,2]	$251	$(280)	$(276)	$1,457	$(196)	$6,033

1.	The aggregate amounts include approximately $(444) million and $(213) million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

3.	Reflects a net transfer to level 2 of derivative liabilities.

The net unrealized loss on level 3 derivatives of $613 million for the three months ended March 2012 was primarily attributable to the impact of tighter credit spreads, increases in equity prices and changes in foreign exchange rates on the underlying derivatives, partially offset by the impact of changes in commodity prices.

Transfers into level 3 derivatives during the three months ended March 2012 primarily reflected transfers of certain credit derivative assets from level 2, primarily due to unobservable inputs becoming more significant to the valuation of these derivatives.

Transfers out of level 3 derivatives during the three months ended March 2012 primarily reflected transfers to level 2 of certain credit derivative assets, principally due to unobservable inputs no longer being significant to the valuation of these derivatives.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended March 2011
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Net transfers in and/or (out) of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ 194	$ (26)	$ (58)		$ 1	$ —	$ 13	$(221)	$ (97)
Credit — net	7,040	3	(104)		70	(81)	(722)	385	6,591
Currencies — net	1,098	(1)	(194)		25	(6)	(31)	241	1,132
Commodities — net	220	(78)	90		241	(233)	115	(162)	193
Equities — net	(990)	176	(294)		459	(625)	58	200	(1,016)
Total derivatives — net	$7,562	$ 74 [1]	$(560	) [1,2]	$796	$(945)	$(567)	$443	$ 6,803

1.	The aggregate amounts include approximately $(501) million and $15 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

The net unrealized loss on level 3 derivatives of $560 million for the three months ended March 2011 was primarily attributable to increases in equity index prices, tighter credit spreads and changes in foreign exchange rates on the underlying instruments.

Significant transfers in or out of level 3 derivatives during the three months ended March 2011 included:

•	Credit — net: net transfer to level 3 of $385 million, principally due to reduced transparency of the correlation inputs used to value certain mortgage derivatives.

Impact of Credit Spreads on Derivatives

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants.

The net loss, including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $179 million and $25 million for the three months ended March 2012 and March 2011, respectively.

Bifurcated Embedded Derivatives

The table below presents derivatives, primarily equity and interest rate products, that have been bifurcated from their related borrowings. These derivatives are recorded at fair value and included in “Unsecured short-term borrowings” and “Unsecured long-term borrowings.” See Note 8 for further information.

	As of
in millions, except number of contracts	March 2012	December 2011
Fair value of assets	$387	$422
Fair value of liabilities	310	304
Net	$ 77	$118
Number of contracts	357	333

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and by product type. Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

in millions	OTC Derivatives as of March 2012
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 9,356	$31,554	$ 74,244	$ 115,154
Credit	2,705	13,987	10,976	27,668
Currencies	9,877	9,280	12,990	32,147
Commodities	5,768	4,837	124	10,729
Equities	4,306	7,620	7,370	19,296
Netting across product types [1]	(1,960)	(6,135)	(5,092)	(13,187)
Subtotal	$30,052	$61,143	$100,612	191,807
Cross maturity netting [2]				(19,841)
Cash collateral netting [3]				(106,087)
Total				$ 65,879

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 6,541	$17,077	$29,390	$ 53,008
Credit	1,222	5,826	3,400	10,448
Currencies	7,685	4,853	5,965	18,503
Commodities	5,235	4,747	2,556	12,538
Equities	3,626	4,544	3,844	12,014
Netting across product types [1]	(1,960)	(6,135)	(5,092)	(13,187)
Subtotal	$22,349	$30,912	$40,063	93,324
Cross maturity netting [2]				(19,841)
Cash collateral netting [3]				(26,011)
Total				$ 47,472

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in millions	OTC Derivatives as of December 2011
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$10,931	$32,194	$ 82,480	$ 125,605
Credit	3,054	15,468	13,687	32,209
Currencies	11,253	11,592	16,023	38,868
Commodities	5,286	5,931	147	11,364
Equities	6,663	7,768	7,468	21,899
Netting across product types [1]	(3,071)	(6,033)	(6,027)	(15,131)
Subtotal	$34,116	$66,920	$113,778	214,814
Cross maturity netting [2]				(22,562)
Cash collateral netting [3]				(118,104)
Total				$ 74,148

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 5,787	$18,607	$37,739	$ 62,133
Credit	1,200	6,957	3,894	12,051
Currencies	9,826	5,514	6,502	21,842
Commodities	6,322	5,174	2,727	14,223
Equities	3,290	4,018	4,246	11,554
Netting across product types [1]	(3,071)	(6,033)	(6,027)	(15,131)
Subtotal	$23,354	$34,237	$49,081	106,672
Cross maturity netting [2]				(22,562)
Cash collateral netting [3]				(28,829)
Total				$ 55,281

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

	As of
in millions	March 2012	December 2011
Net derivative liabilities under bilateral agreements	$27,370	$35,066
Collateral posted	22,742	29,002
Additional collateral or termination payments for a one-notch downgrade	1,331	1,303
Additional collateral or termination payments for a two-notch downgrade	2,207	2,183

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 2012, written and purchased credit derivatives had total gross notional amounts of $1.97 trillion and $2.10 trillion, respectively, for total net notional purchased protection of $123.20 billion. As of December 2011, written and purchased credit derivatives had total gross notional amounts of $1.96 trillion and $2.08 trillion, respectively, for total net notional purchased protection of $116.93 billion.

The table below presents certain information about credit derivatives. In the table below:

•

fair values exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted under credit support agreements, and therefore are not representative of the firm’s credit exposure;

•	tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives; and

•

the credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. The firm is less likely to pay or otherwise be required to perform where the credit spread and the tenor are lower.

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives		Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives [1]	Other Purchased Credit Derivatives [2]	Asset	Liability	Net Asset/ (Liability)
As of March 2012
Credit spread on underlying (basis points)
0-250	$345,122	$ 906,230	$180,754	$1,432,106	$1,323,645	$212,487	$23,214	$ 11,569	$ 11,645
251-500	29,433	195,101	55,788	280,322	251,767	40,987	5,534	13,026	(7,492)
501-1,000	13,226	112,724	24,416	150,366	134,781	20,049	1,368	10,701	(9,333)
Greater than 1,000	19,673	77,527	12,880	110,080	91,671	20,690	488	35,757	(35,269)
Total	$407,454	$1,291,582	$273,838	$1,972,874	$1,801,864	$294,213	$30,604	$ 71,053	$(40,449)

As of December 2011
Credit spread on underlying (basis points)
0-250	$282,851	$ 794,193	$141,688	$1,218,732	$1,122,296	$180,316	$17,572	$ 16,907	$ 665
251-500	42,682	269,687	69,864	382,233	345,942	47,739	4,517	20,810	(16,293)
501-1,000	29,377	140,389	21,819	191,585	181,003	23,176	138	15,398	(15,260)
Greater than 1,000	30,244	114,103	22,995	167,342	147,614	28,734	512	57,201	(56,689)
Total	$385,154	$1,318,372	$256,366	$1,959,892	$1,796,855	$279,965	$22,739	$110,316	$(87,577)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of purchased credit derivatives in excess of the notional amount included in “Offsetting Purchased Credit Derivatives.”

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

The firm applies a statistical method that utilizes regression analysis in assessing the effectiveness of its fair value hedging relationships in achieving offsetting changes in the fair values of the hedging instrument and the risk being hedged (i.e., interest rate risk). An interest rate swap is considered highly effective in offsetting changes in fair value attributable to changes in the hedged risk when the regression analysis results in a coefficient of determination of 80% or greater and a slope between 80% and 125%.

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

The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges, the related hedged borrowings and bank deposits, and the hedge ineffectiveness on these derivatives.

	Three Months Ended March
in millions	2012	2011
Interest rate hedges	$(2,238)	$(2,658)
Hedged borrowings and bank deposits	1,778	2,163
Hedge ineffectiveness [1]	(460)	(495)

1.	Primarily consisted of amortization of prepaid credit spreads resulting from the passage of time.

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

For qualifying net investment hedges, the gains or losses on the hedging instruments, to the extent effective, are included in “Currency translation adjustment, net of tax” within the condensed consolidated statements of comprehensive income.

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March
in millions	2012	2011
Currency hedges	$(212)	$(225)
Foreign currency-denominated debt	221	82

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for the three months ended March 2012 and March 2011.

As of March 2012 and December 2011, the firm had designated $2.89 billion and $3.11 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	resale and repurchase agreements;

•	securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution;

•	certain other secured financings, primarily transfers of assets accounted for as financings rather than sales and certain other nonrecourse financings;
•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain unsecured long-term borrowings, including prepaid commodity transactions and certain hybrid financial instruments;

•	certain receivables from customers and counterparties, including certain margin loans and transfers of assets accounted for as secured loans rather than purchases;

•	certain insurance and reinsurance contract assets and liabilities and certain guarantees;

•	certain subordinated liabilities issued by consolidated VIEs; and

•	certain time deposits issued by the firm’s bank subsidiaries (deposits with no stated maturity are not eligible for a fair value option election).

These financial assets and financial liabilities at fair value are generally valued based on discounted cash flow techniques, which incorporate inputs with reasonable levels of price transparency, and are generally classified as level 2 because the inputs are observable. Valuation adjustments may be made for liquidity and for counterparty and the firm’s credit quality.

See below for information about the significant inputs used to value other financial assets and financial liabilities at fair value, including the ranges of significant unobservable inputs used to value the level 3 instruments within these categories. These ranges represent the significant unobservable inputs that were used in the valuation of each type of other financial assets and financial liabilities at fair value. These inputs are not representative of the inputs that could have been used in the valuation of any one instrument. For example, the highest funding spread presented below for resale and repurchase agreements is appropriate for valuing a specific agreement in that category but may not be appropriate for valuing any other agreements in that category. Accordingly, the range of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 other financial assets and financial liabilities.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are the amount and timing of expected future cash flows, interest rates, the fair value of the collateral delivered or received by the firm (which is determined using the amount and timing of expected future cash flows, market yields and recovery assumptions), and collateral funding spreads. The ranges of significant unobservable inputs used to value level 3 resale and repurchase agreements as of March 2012 are as follows:

•	Yield: 2.1% to 4.5%

•	Duration: 2.0 to 5.4 years

•	Funding spreads: 74 bps to 355 bps

Generally, increases in yield, duration or funding spreads, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 resale and repurchase agreements, the interrelationship of inputs is not necessarily uniform across such agreements.

See Note 9 for further information about collateralized agreements.

Other Secured Financings. The significant inputs to the valuation of other secured financings at fair value are the amount and timing of expected future cash flows, interest rates, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market yields and recovery assumptions), the frequency of additional collateral calls and the credit spreads of the firm. The ranges of significant unobservable inputs used to value level 3 other secured financings as of March 2012 are as follows:

•	Yield: 3.5% to 25.0%

•	Duration: 0.7 to 7.0 years

Generally, increases in yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings.

See Note 9 for further information about collateralized financings.

Unsecured Short-term and Long-term Borrowings.    The significant inputs to the valuation of unsecured short-term and long-term borrowings at fair value are the amount and timing of expected future cash flows, interest rates, the credit spreads of the firm, as well as commodity prices in the case of prepaid commodity transactions and, for certain hybrid financial instruments, equity prices, inflation rates and index levels. See Notes 15 and 16 for further information about unsecured short-term and long-term borrowings, respectively.

Certain of the firm’s unsecured short-term and long-term instruments are included in level 3, substantially all of which are hybrid financial instruments. As the significant unobservable inputs used to value hybrid financial instruments primarily relate to the embedded derivative component of these borrowings, these inputs are incorporated in the firm’s derivative disclosures related to unobservable inputs in Note 7.

Insurance and Reinsurance Contracts.    Insurance and reinsurance contracts at fair value are included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses.” The insurance and reinsurance contracts for which the firm has elected the fair value option are contracts that can be settled only in cash and that qualify for the fair value option because they are recognized financial instruments. These contracts are valued using market transactions and other market evidence where possible, including market-based inputs to models, calibration to market-clearing transactions or other alternative pricing sources with reasonable levels of price transparency. Significant level 2 inputs typically include interest rates, inflation rates, volatilities, and policy lapse and projected mortality assumptions. Significant level 3 inputs typically include funding spreads. When unobservable inputs to a valuation model are significant to the fair value measurement of an instrument, the instrument is classified in level 3. The range of significant unobservable inputs used to value level 3 insurance and reinsurance contracts as of March 2012 is as follows:

•	Funding spreads: 80 bps to 170 bps

Generally, increases in funding spreads would result in a lower fair value measurement of both assets and liabilities.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivables from Customers and Counterparties.     Receivables from customers and counterparties at fair value, excluding insurance and reinsurance contracts, are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates and the amount and timing of expected future cash flows. Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Such receivables are primarily comprised of customer margin loans. While these margin loans are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other

U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these margin loans been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2012.

Deposits.    The significant inputs to the valuation of time deposits are interest rates and the amount and timing of future cash flows. See Note 14 for further information about deposits.

Fair Value of Other Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value under the fair value option.

	Other Financial Assets at Fair Value as of March 2012
in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$24,231	$ 9,448	$ —	$ 33,679
Securities purchased under agreements to resell	—	180,094	956	181,050
Securities borrowed	—	57,062	—	57,062
Receivables from customers and counterparties	—	7,897	431	8,328
Total	$24,231	$254,501	$ 1,387	$280,119

	Other Financial Liabilities at Fair Value as of March 2012
in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 5,428	$ 96	$ 5,524
Securities sold under agreements to repurchase	—	171,044	2,048	173,092
Securities loaned	—	550	—	550
Other secured financings	—	27,085	1,282	28,367
Unsecured short-term borrowings	—	14,397	3,375	17,772
Unsecured long-term borrowings	—	15,199	2,310	17,509
Other liabilities and accrued expenses	—	486	8,965	9,451
Total	$ —	$234,189	$18,076	$252,265

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. The table above includes $24.23 billion of level 1 and $534 million of level 2 securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP, principally consisting of U.S. Treasury securities, money market instruments and insurance separate account assets.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Other Financial Assets at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$21,263	$ 20,751	$ —	$ 42,014
Securities purchased under agreements to resell	—	187,232	557	187,789
Securities borrowed	—	47,621	—	47,621
Receivables from customers and counterparties	—	8,887	795	9,682
Total	$21,263	$264,491	$ 1,352	$287,106

	Other Financial Liabilities at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 4,513	$ 13	$ 4,526
Securities sold under agreements to repurchase	—	162,321	2,181	164,502
Securities loaned	—	107	—	107
Other secured financings	—	28,267	1,752	30,019
Unsecured short-term borrowings	—	14,560	3,294	17,854
Unsecured long-term borrowings	—	14,971	2,191	17,162
Other liabilities and accrued expenses	—	490	8,996	9,486
Total	$ —	$225,229	$18,427	$243,656

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. The table above includes $21.26 billion of level 1 and $528 million of level 2 securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP, principally consisting of U.S. Treasury securities, money market instruments and insurance separate account assets.

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

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended March 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 557	$ 1		$ 30		$535	$—	$ —	$(167)	$ —	$ —	$ 956
Receivables from customers and counterparties	795	—		9		—	—	—	—	—	(373)	431
Total	$ 1,352	$ 1	[1]	$ 39	[1]	$535	$—	$ —	$(167)	$ —	$(373)	$ 1,387

1.	The aggregate amounts include gains of approximately $37 million and $3 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended March 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	Sales	Issues	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 13	$ —		$ (6)	$ —	$—	$ 89	$ —	$ —	$ —	$ 96
Securities sold under agreements to repurchase, at fair value	2,181	—		—	—	—	—	(133)	—	—	2,048
Other secured financings	1,752	1		(1)	—	—	24	(465)	14	(43)	1,282
Unsecured short-term borrowings	3,294	(16)		152	(13)	—	129	(118)	167	(220)	3,375
Unsecured long-term borrowings	2,191	11		176	—	—	155	(116)	134	(241)	2,310
Other liabilities and accrued expenses	8,996	4		50	—	—	—	(85)	—	—	8,965
Total	$18,427	$ —	[1]	$371 [1]	$ (13)	$—	$397	$(917)	$315	$(504)	$18,076

1.	The aggregate amounts include losses of approximately $355 million, $15 million and $1 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized gain/(loss) on level 3 other financial assets and liabilities at fair value of $(332) million (reflecting $39 million on other financial assets and $(371) million on other financial liabilities) for the three months ended March 2012 primarily consisted of losses on unsecured short-term and long-term borrowings. These losses primarily reflected losses on certain equity-linked notes, principally due to an increase in global equity prices which are level 2 inputs.

Transfers out of level 3 related to other financial assets during the three months ended March 2012 reflected transfers to level 2 of certain insurance receivables primarily due to increased transparency of the mortality inputs used to value these receivables.

Transfers into level 3 related to other financial liabilities during the three months ended March 2012 primarily reflected transfers from level 2 of certain unsecured short-term and long-term borrowings, principally due to reduced transparency of the correlation and volatility inputs used to value certain hybrid financial instruments.

Transfers out of level 3 related to other financial liabilities during the three months ended March 2012 primarily reflected transfers to level 2 of certain unsecured short-term and long-term borrowings, principally due to increased transparency of the correlation and volatility inputs used to value certain hybrid financial instruments.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended March 2011
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 100	$ 2		$ —		$ 64	$—	$ —	$ (8)	$ —	$ 158
Receivables from customers and counterparties	298	—		16		14	—	—	(6)	—	322
Total	$ 398	$ 2	[1]	$ 16	[1]	$ 78	$—	$ —	$ (14)	$ —	$ 480
1. The aggregate amounts include gains of approximately $16 million and $2 million reported in “Market making” and “Other principal transactions”, respectively.
	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended March 2011
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Securities sold under agreements to repurchase, at fair value	$ 2,060	$—		$ —		$ —	$—	$ —	$ (114)	$ —	$ 1,946
Other secured financings	8,349	—		9		—	—	11	(1,262)	—	7,107
Unsecured short-term borrowings	3,476	60		(204)		—	—	562	(153)	(532)	3,209
Unsecured long-term borrowings	2,104	4		45		—	—	241	(72)	82	2,404
Other liabilities and accrued expenses	2,409	—		152		4,337	—	—	(46)	—	6,852
Total	$18,398	$64	[1]	$ 2	[1]	$4,337	$—	$814	$(1,647)	$(450)	$21,518

1.

The aggregate amounts include gains/(losses) of approximately $(165) million, $104 million and $(5) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

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

	Gains/(Losses) on Other Financial Assets and Financial Liabilities at Fair Value
	Three Months Ended March
	2012		2011
in millions	Fair Value Option	Other	Fair Value Option	Other
Receivables from customers and counterparties [1]	$24	$459	$1	$319
Other secured financings	(26)	(915)	4	(415)
Unsecured short-term borrowings	(42)	(853)	7	(224)
Unsecured long-term borrowings	(231)	(368)	3	(1,271)
Other liabilities and accrued expenses [2]	(102)	41	(189)	87
Other [3]	(17)	5	35	—
Total	$(394)	$(1,631)	$(139)	$(1,504)

1.	Primarily consists of gains on certain transfers accounted for as receivables rather than purchases and certain reinsurance contracts.

2.	Primarily consists of gains/(losses) on certain insurance contracts.

3.	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned and deposits.

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

	As of
in millions	March 2012	December 2011
Aggregate contractual principal amount of performing loans and long-term receivables in excess of the related fair value	$ 3,347	$ 3,826
Aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due in excess of the related fair value	22,228	23,034
Total [1]	$25,575	$26,860

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$ 2,378	$ 3,174

1.

The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of March 2012 and December 2011, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $2.18 billion and $2.82 billion, respectively, and the related total contractual amount of these lending commitments was $62.61 billion and $66.12 billion, respectively. See Note 18 for further information about lending commitments.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $393 million and $932 million as of March 2012 and December 2011, respectively. Of these amounts, $196 million and $693 million as of March 2012 and December 2011, respectively, related to unsecured long-term borrowings and the remainder related to long-term other secured financings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $973 million and $756 million for the three months ended March 2012 and March 2011, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months Ended March
in millions	2012	2011
Net gains/(losses) including hedges	$(224)	$41
Net gains/(losses) excluding hedges	(289)	44

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
in millions	March 2012	December 2011
Securities purchased under agreements to resell [1]	$181,050	$187,789
Securities borrowed [2]	169,092	153,341
Securities sold under agreements to repurchase [1]	173,092	164,502
Securities loaned [2]	8,121	7,182

1.

Resale and repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of March 2012 and December 2011, $57.06 billion and $47.62 billion of securities borrowed and $550 million and $107 million of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no repos to maturity outstanding as of March 2012 or December 2011.

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of March 2012.

As of March 2012 and December 2011, the firm had $8.91 billion and $20.22 billion, respectively, of securities received under resale agreements and securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

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

Other secured financings include arrangements that are nonrecourse. As of March 2012 and December 2011, nonrecourse other secured financings were $2.31 billion and $3.14 billion, respectively.

The firm has elected to apply the fair value option to the following other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes:

•	transfers of assets accounted for as financings rather than sales; and

•	certain other nonrecourse financings.

See Note 8 for further information about other secured financings that are accounted for at fair value. Other secured financings that are not recorded at fair value are generally short-term and recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these financings been included in the firm’s fair value hierarchy, they would have primarily been classified in level 2 as of March 2012.

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

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of March 2012			As of December 2011
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term): At fair value	$16,980	$ 5,213	$22,193	$18,519	$ 5,140	$23,659
At amortized cost	144	2,991	3,135	155	5,371	5,526
Interest rates [1]	3.20%	0.19%		3.85%	0.22%
Other secured financings (long-term): At fair value	4,725	1,449	6,174	4,305	2,055	6,360
At amortized cost	891	746	1,637	1,024	795	1,819
Interest rates [1]	2.53%	3.25%		1.88%	3.28%
Total [2]	$22,740	$10,399	$33,139	$24,003	$13,361	$37,364
Amount of other secured financings collateralized by: Financial instruments [3]	$22,437	$ 9,820	$32,257	$23,703	$12,169	$35,872
Other assets [4]	303	579	882	300	1,192	1,492

1.	The weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

2.

Includes $7.45 billion and $9.36 billion related to transfers of financial assets accounted for as financings rather than sales as of March 2012 and December 2011, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $7.66 billion and $9.51 billion as of March 2012 and December 2011, respectively.

3.

Includes $16.47 billion and $14.82 billion of other secured financings collateralized by financial instruments owned, at fair value as of March 2012 and December 2011, respectively, and includes $15.79 billion and $21.06 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of March 2012 and December 2011, respectively.

4.	Primarily real estate and cash.

The table below presents other secured financings by maturity.

in millions	As of March 2012
Other secured financings (short-term)	$25,328
Other secured financings (long-term): 2013	1,437
2014	3,635
2015	576
2016	438
2017	201
2018-thereafter	1,524
Total other secured financings (long-term)	7,811
Total other secured financings	$33,139

The aggregate contractual principal amount of other secured financings (long-term) for which the fair value option was elected exceeded the related fair value by $197 million and $239 million, as of March 2012 and December 2011, respectively.

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

	As of
in millions	March 2012	December 2011
Collateral available to be delivered or repledged	$606,896	$622,926
Collateral that was delivered or repledged	447,378	454,604

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

	As of
in millions	March 2012	December 2011
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 67,404	$ 53,989
Did not have the right to deliver or repledge	122,681	110,949
Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	2,921	3,444

Note 10.

Securitization Activities

The firm securitizes residential and commercial mortgages, corporate bonds, loans and other types of financial assets by selling these assets to securitization vehicles (e.g., trusts, corporate entities and limited liability companies) and acts as underwriter of the beneficial interests that are sold to investors. The firm’s residential mortgage securitizations are substantially all in connection with government agency securitizations.

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

The firm generally receives cash in exchange for the transferred assets but may also have continuing involvement with transferred assets, including ownership of beneficial interests in securitized financial assets, primarily in the form of senior or subordinated securities. The firm may also purchase senior or subordinated securities issued by securitization vehicles (which are typically VIEs) in connection with secondary market-making activities.

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

	Three Months Ended March
in millions	2012	2011
Residential mortgages	$10,989	$7,703
Commercial mortgages	—	325
Other financial assets	—	32
Total	$10,989	$8,060
Cash flows on retained interests	$147	$ 228

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

	As of March 2012			As of December 2011
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations [1]	$67,883	$4,913	$ —	$70,448	$5,038	$ —
Other residential mortgage-backed [2]	4,274	101	—	4,459	101	3
Commercial mortgage-backed [3]	2,311	28	46	3,398	606	331
CDOs, CLOs and other [4]	10,305	44	263	9,972	32	211
Total [5]	$84,773	$5,086	$309	$88,277	$5,777	$545

1.

Outstanding principal amount and fair value of retained interests primarily relate to securitizations during 2012 and 2011 as of March 2012, and securitizations during 2011 and 2010 as of December 2011.

2.	Outstanding principal amount and fair value of retained interests as of both March 2012 and December 2011 primarily relate to prime and Alt-A securitizations during 2007 and 2006.

3.

As of March 2012, the outstanding principal amount and the fair value of retained interests primarily relate to securitizations during 2006. As of December 2011, the outstanding principal amount primarily relates to securitizations during 2010, 2007 and 2006 and the fair value of retained interests primarily relates to securitizations during 2010.

4.	Outstanding principal amount and fair value of retained interests as of both March 2012 and December 2011 primarily relate to CDO and CLO securitizations during 2007 and 2006.

5.

Outstanding principal amount includes $789 million and $774 million as of March 2012 and December 2011, respectively, related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net asset of $2 million and a net liability of $52 million as of March 2012 and December 2011, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The table below presents the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

$ in millions	As of March 2012		As of December 2011
	Type of Retained Interests		Type of Retained Interests
	Mortgage-Backed	Other [1]	Mortgage-Backed	Other [1]
Fair value of retained interests	$5,042	$ 44	$5,745	$ 32
Weighted average life (years)	8.0	4.6	7.1	4.7

Constant prepayment rate [2]	11.9%	N.M.	14.1%	N.M.
Impact of 10% adverse change [2]	$ (46)	N.M.	$ (55)	N.M.
Impact of 20% adverse change [2]	(89)	N.M.	(108)	N.M.

Discount rate [3]	5.7%	N.M.	5.4%	N.M.
Impact of 10% adverse change	$ (118)	N.M.	$ (125)	N.M.
Impact of 20% adverse change	(230)	N.M.	(240)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of March 2012 and December 2011. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $44 million and $32 million as of March 2012 and December 2011, respectively.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

VIE Consolidation Analysis

A variable interest in a VIE is an investment (e.g., debt or equity securities) or other interest (e.g., derivatives or loans and lending commitments) in a VIE that will absorb portions of the VIE’s expected losses and/or receive portions of the VIE’s expected residual returns.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

Assets and liabilities held by the firm related to real estate, credit-related and other investing VIEs are primarily included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” and “Other liabilities and accrued expenses,” respectively.

•	Assets and liabilities held by the firm related to power-related VIEs are primarily included in “Other assets” and “Other liabilities and accrued expenses,” respectively.

	Nonconsolidated VIEs
	As of March 2012
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit- related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$93,300	[2]	$22,233	$7,890	$2,711	$536	$2,406	$129,076
Carrying Value of the Firm’s Variable Interests
Assets	6,453		1,127	1,448	168	300	5	9,501
Liabilities	—		23	3	34	—	—	60
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	5,042		44	—	—	—	—	5,086
Purchased interests	1,039		527	—	151	—	—	1,717
Commitments and guarantees [1]	—		1	368	—	7	—	376
Derivatives [1]	2,336		6,826	—	1,177	—	—	10,339
Loans and investments	121		—	1,447	—	300	5	1,873
Total	$ 8,538	[2]	$ 7,398	$1,815	$1,328	$307	$ 5	$ 19,391

	Nonconsolidated VIEs
	As of December 2011
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit- related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$94,047	[2]	$20,340	$8,974	$4,593	$519	$2,208	$130,681
Carrying Value of the Firm’s Variable Interests
Assets	7,004		911	1,495	352	289	5	10,056
Liabilities	—		63	3	24	2	—	92
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	5,745		32	—	—	—	—	5,777
Purchased interests	962		368	—	333	—	—	1,663
Commitments and guarantees [1]	—		1	373	—	46	—	420
Derivatives [1]	2,469		7,529	—	1,221	—	—	11,219
Loans and investments	82		—	1,495	—	288	5	1,870
Total	$ 9,258	[2]	$ 7,930	$1,868	$1,554	$334	$ 5	$ 20,949

1.

The aggregate amounts include $3.92 billion and $4.17 billion as of March 2012 and December 2011, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $7.17 billion and $2.61 billion, respectively, as of March 2012, and $6.15 billion and $2.62 billion, respectively, as of December 2011, related to CDOs backed by mortgage obligations.

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

	Consolidated VIEs
	As of March 2012
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 185	$ 60	$ —	$ 245
Cash and securities segregated for regulatory and other purposes	120	—	—	120
Receivables from brokers, dealers and clearing organizations	3	—	—	3
Receivables from customers and counterparties	—	12	—	12
Financial instruments owned, at fair value	2,266	389	94	2,749
Other assets	1,442	421	—	1,863
Total	$4,016	$882	$ 94	$4,992
Liabilities
Other secured financings	$ 882	$383	$ 227	$1,492
Financial instruments sold, but not yet purchased, at fair value	—	1	2	3
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	180	—	1,837	2,017
Unsecured long-term borrowings	4	—	254	258
Other liabilities and accrued expenses	1,894	40	—	1,934
Total	$2,960	$424	$2,320	$5,704

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Consolidated VIEs
	As of December 2011
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 660	$ 51	$ 1	$ 712
Cash and securities segregated for regulatory and other purposes	139	—	—	139
Receivables from brokers, dealers and clearing organizations	4	—	—	4
Receivables from customers and counterparties	—	16	—	16
Financial instruments owned, at fair value	2,369	352	112	2,833
Other assets	1,552	437	—	1,989
Total	$4,724	$856	$ 113	$5,693
Liabilities
Other secured financings	$1,418	$298	$3,208	$4,924
Payables to customers and counterparties	—	9	—	9
Financial instruments sold, but not yet purchased, at fair value	—	—	2	2
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	185	—	1,941	2,126
Unsecured long-term borrowings	4	—	269	273
Other liabilities and accrued expenses	2,046	40	—	2,086
Total	$3,653	$347	$5,420	$9,420

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
in millions	March 2012	December 2011
Property, leasehold improvements and equipment [1]	$ 8,597	$ 8,697
Goodwill and identifiable intangible assets [2]	5,370	5,468
Income tax-related assets [3]	4,808	5,017
Equity-method investments [4]	667	664
Miscellaneous receivables and other	3,508	3,306
Total	$22,950	$23,152

1.	Net of accumulated depreciation and amortization of $8.59 billion and $8.46 billion as of March 2012 and December 2011, respectively.

2.	See Note 13 for further information about goodwill and identifiable intangible assets.

3.	See Note 24 for further information about income taxes.

4.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $4.21 billion and $4.17 billion as of March 2012 and December 2011, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment included $6.58 billion and $6.48 billion as of March 2012 and December 2011, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Impairments

As a result of a decline in the market conditions in which certain of the firm’s consolidated investments operate, during the first quarter of 2012 the firm tested certain commodity-related intangible assets, property, leasehold improvements and equipment, and other assets for impairment in accordance with ASC 360. The carrying value of these assets exceeded the projected undiscounted cash flows over the estimated remaining useful lives of these assets; as such, the firm determined the assets were impaired and recorded an impairment loss of $116 million ($90 million related to property, leasehold improvements and equipment, $20 million related to commodity-related intangible assets and $6 million related to other assets), substantially all of which was included in “Depreciation and amortization.” These impairment losses were included in the firm’s Investing & Lending segment and represented the excess of the carrying values of these assets over their estimated fair values, which are level 3 measurements, using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to be received from the disposition of certain of these assets.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of
in millions	March 2012	December 2011
Investment Banking:
Financial Advisory	$ 98	$ 104
Underwriting	183	186
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	268	284
Equities Client Execution	2,388	2,390
Securities Services	117	117
Investing & Lending	147	147
Investment Management	581	574
Total	$3,782	$3,802

	Identifiable Intangible Assets
	As of
in millions	March 2012	December 2011
Investment Banking:
Financial Advisory	$ 2	$ 4
Underwriting	1	1
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	473	488
Equities Client Execution	656	677
Investing & Lending	326	369
Investment Management	130	127
Total	$1,588	$1,666

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

		As of
$ in millions		March 2012	Weighted Average Remaining Lives (years)	December 2011
Customer lists	Gross carrying amount	$ 1,121		$ 1,119
	Accumulated amortization	(612)		(593)
	Net carrying amount	509	9	526
Commodities-related intangibles [1]	Gross carrying amount	480		595
	Accumulated amortization	(162)		(237)
	Net carrying amount	318	9	358
Broadcast royalties [2]	Gross carrying amount	560		560
	Accumulated amortization	(139)		(123)
	Net carrying amount	421	7	437
Insurance-related intangibles [3]	Gross carrying amount	292		292
	Accumulated amortization	(150)		(146)
	Net carrying amount	142	7	146
Other [4]	Gross carrying amount	954		950
	Accumulated amortization	(756)		(751)
	Net carrying amount	198	12	199
Total	Gross carrying amount	3,407		3,516
	Accumulated amortization	(1,819)		(1,850)
	Net carrying amount	$ 1,588	8	$ 1,666

1.	Primarily includes commodity-related customer contracts and relationships, permits and access rights.

2.	Represents television broadcast royalties held by a consolidated VIE.

3.	Represents value of business acquired related to the firm’s insurance businesses.

4.	Primarily includes the firm’s New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights and exchange-traded fund lead market maker rights.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present amortization expense for identifiable intangible assets for the three months ended March 2012 and March 2011, and the estimated future amortization expense through 2017 for identifiable intangible assets as of March 2012.

	Three Months Ended March
in millions	2012	2011
Amortization expense	$70	$57

in millions	As of March 2012
Estimated future amortization expense:
Remainder of 2012	$197
2013	232
2014	201
2015	167
2016	163
2017	160

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

See Note 12 for information about impairments of the firm’s identifiable intangible assets.

Note 14.

Deposits

The table below presents deposits held in U.S. and non-U.S. offices. Substantially all U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and were interest-bearing and substantially all non-U.S. deposits were held at Goldman Sachs Bank (Europe) plc (GS Bank Europe) and were interest-bearing.

	As of
in millions	March 2012		December 2011
U.S. offices	$42,853		$38,477
Non-U.S. offices	8,021		7,632
Total	$50,874	[1]	$46,109	[1]

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of March 2012
in millions	U.S.		Non-U.S.		Total
Remainder of 2012	$ 1,764		$2,684		$ 4,448
2013	4,167		24		4,191
2014	2,103		—		2,103
2015	1,801		—		1,801
2016	1,049		—		1,049
2017	798		—		798
2018 - thereafter	3,094		—		3,094
Total	$14,776	[2]	$2,708	[3]	$17,484	[1]

1.	Includes $5.52 billion and $4.53 billion as of March 2012 and December 2011, respectively, of time deposits accounted for at fair value under the fair value option.

2.

Includes $77 million greater than $100,000, of which $3 million matures within three months, $35 million matures within three to six months, $8 million matures within six to twelve months, and $31 million matures after twelve months.

3.	Substantially all were greater than $100,000.

Demand deposits of $33.39 billion are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges on substantially all of its time deposits for which it has not elected the fair value option. Accordingly, $11.96 billion of time deposits were effectively converted from fixed-rate obligations to floating-rate obligations and are recorded at amounts that generally approximate fair value. While these demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15.

Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of
in millions	March 2012	December 2011
Other secured financings (short-term)	$25,328	$29,185
Unsecured short-term borrowings	48,721	49,038
Total	$74,049	$78,223

See Note 9 for further information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations. While these short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2012.

The table below presents unsecured short-term borrowings.

	As of
in millions	March 2012	December 2011
Current portion of unsecured long-term borrowings [1]	$29,439	$28,836
Hybrid financial instruments	12,654	11,526
Promissory notes	287	1,328
Commercial paper	989	1,491
Other short-term borrowings	5,352	5,857
Total	$48,721	$49,038

Weighted average interest rate [2]	1.96%	1.89%

1.

Includes $5.51 billion and $8.53 billion as of March 2012 and December 2011, respectively, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

2.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of
in millions	March 2012	December 2011
Other secured financings (long-term)	$7,811	$ 8,179
Unsecured long-term borrowings	171,592	173,545
Total	$179,403	$181,724

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of March 2012			As of December 2011
in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$87,365	$36,331	$123,696	$84,058	$38,569	$122,627
Floating-rate obligations [2]	24,972	22,924	47,896	23,436	27,482	50,918
Total	$112,337	$59,255	$171,592	$107,494	$66,051	$173,545

1.

Interest rates on U.S. dollar-denominated debt ranged from 0.10% to 10.04% (with a weighted average rate of 5.43%) and 0.10% to 10.04% (with a weighted average rate of 5.62%) as of March 2012 and December 2011, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.85% to 14.85% (with a weighted average rate of 4.70%) and 0.85% to 14.85% (with a weighted average rate of 4.75%) as of March 2012 and December 2011, respectively.

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

•	unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

in millions	As of March 2012
2013	$ 13,203
2014	20,764
2015	17,351
2016	26,221
2017	18,376
2018 - thereafter	75,677
Total [1]	$171,592

1.

Includes $9.47 billion related to interest rate hedges on certain unsecured long-term borrowings, by year of maturity as follows: $367 million in 2013, $801 million in 2014, $598 million in 2015, $1.12 billion in 2016, $1.25 billion in 2017 and $5.33 billion in 2018 and thereafter.

The aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $196 million and $693 million as of March 2012 and December 2011, respectively.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of March 2012 and December 2011. While these unsecured long-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2012. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of less than 4% as of both March 2012 and December 2011. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
in millions	March 2012	December 2011
Fixed-rate obligations
At fair value	$ 48	$ 76
At amortized cost [1]	25,185	28,773
Floating-rate obligations
At fair value	17,461	17,086
At amortized cost [1]	128,898	127,610
Total	$171,592	$173,545

1.

The weighted average interest rates on the aggregate amounts were 2.68% (5.14% related to fixed-rate obligations and 2.23% related to floating-rate obligations) and 2.59% (5.18% related to fixed-rate obligations and 2.03% related to floating-rate obligations) as of March 2012 and December 2011, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both March 2012 and December 2011, subordinated debt had maturities ranging from 2017 to 2038. The table below presents subordinated borrowings.

	As of March 2012			As of December 2011
in millions	Par Amount	Carrying Amount	Rate [1]	Par Amount	Carrying Amount	Rate [1]
Subordinated debt	$14,446	$17,380	4.24%	$14,310	$17,362	4.39%
Junior subordinated debt	3,335	4,501	0.86%	5,085	6,533	2.43%
Total subordinated borrowings	$17,781	$21,881	3.60%	$19,395	$23,895	3.87%

1.

Weighted average interest rate after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

Junior Subordinated Debt

Junior Subordinated Debt Issued to APEX Trusts. In 2007, Group Inc. issued a total of $2.25 billion of remarketable junior subordinated debt to Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts), Delaware statutory trusts. The APEX Trusts issued $2.25 billion of guaranteed perpetual Normal Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to Group Inc. Group Inc. also entered into contracts with the APEX Trusts to sell $2.25 billion of Group Inc. perpetual non-cumulative preferred stock (the stock purchase contracts). See Note 19 for more information about the preferred stock that Group Inc. will issue in connection with the stock purchase contracts.

The firm accounted for the stock purchase contracts as equity instruments and, accordingly, recorded the cost of the stock purchase contracts as a reduction to additional paid-in capital.

During the first quarter of 2012, pursuant to a remarketing provided for by the initial terms of the junior subordinated debt, Goldman Sachs Capital II sold all of its $1.75 billion of junior subordinated debt to Murray Street Investment Trust I (2012 Trust), a new trust sponsored by the firm, and will use the proceeds to purchase the perpetual non-cumulative preferred stock and make certain payments to the holders of the APEX issued by Goldman Sachs Capital II on June 1, 2012.

In connection with the remarketing of the junior subordinated debt to the 2012 Trust, pursuant to the terms of the junior subordinated debt, the interest rate and other terms were modified. Following such sale, the firm pays interest semi-annually on the $1.75 billion of junior subordinated debt held by the 2012 Trust at a fixed annual rate of 4.647% and the debt matures on March 9, 2017. To fund the purchase of the junior subordinated debt, the 2012 Trust issued $1.75 billion of senior guaranteed trust securities. The 2012 Trust is required to pay distributions on its senior guaranteed trust securities in the same amounts and on the same dates that it is scheduled to receive interest on the junior subordinated debt it holds, and is required to redeem its senior guaranteed trust securities upon the maturity or earlier redemption of the junior subordinated debt it holds. Group Inc. fully and unconditionally guarantees the payment of these distribution and redemption amounts when due on a senior basis and, as such, the $1.75 billion of junior subordinated debt held by the 2012 Trust for the benefit of investors is no longer classified as junior subordinated debt. If the firm were to defer payment of interest on the junior subordinated debt securities and the 2012 Trust was therefore unable to make scheduled distributions to the holders of the senior guaranteed trust securities, under the guarantee Group Inc. would be obligated to make those payments to the holders of the senior guaranteed trust securities.

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

The APEX Trusts and the 2012 Trust are wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

In connection with the APEX issuance, the firm covenanted in favor of certain of its debtholders, who were initially and are currently the holders of Group Inc.’s 6.345% Junior Subordinated Debentures due February 15, 2034, that, subject to certain exceptions, the firm would not redeem or purchase (i) Group Inc.’s junior subordinated debt originally issued to the APEX Trusts prior to the applicable stock purchase date or (ii) APEX or shares of Group Inc.’s perpetual Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock) or perpetual Non-Cumulative Preferred Stock, Series F (Series F Preferred Stock) prior to the date that is ten years after the applicable stock purchase date, unless the applicable redemption or purchase price does not exceed a maximum amount determined by reference to the aggregate amount of net cash proceeds that the firm has received from the sale of qualifying equity securities during the 180-day period preceding the redemption or purchase.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
in millions	March 2012	December 2011
Compensation and benefits	$ 5,068	$ 5,701
Insurance-related liabilities	18,712	18,614
Noncontrolling interests [1]	1,377	1,450
Income tax-related liabilities [2]	1,494	533
Employee interests in consolidated funds	299	305
Subordinated liabilities issued by consolidated VIEs	1,008	1,090
Accrued expenses and other	4,223	4,108
Total	$32,181	$31,801

1.	Includes $1.14 billion and $1.17 billion related to consolidated investment funds as of March 2012 and December 2011, respectively.

2.	See Note 24 for further information about income taxes.

The table below presents insurance-related liabilities by type.

	As of
in millions	March 2012	December 2011
Separate account liabilities	$ 3,485	$ 3,296
Liabilities for future benefits and unpaid claims	14,154	14,213
Contract holder account balances	848	835
Reserves for guaranteed minimum death and income benefits	225	270
Total	$18,712	$18,614

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes.”

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.30 billion as of both March 2012 and December 2011 related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $633 million and $648 million as of March 2012 and December 2011, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” Contracts to cede risks to reinsurers do not relieve the firm of its obligations to contract holders. Liabilities for future benefits and unpaid claims include $8.77 billion and $8.75 billion carried at fair value under the fair value option as of March 2012 and December 2011, respectively.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of March 2012				Total Commitments as of
in millions	Remainder 2012	2013- 2014	2015- 2016	2017- Thereafter	March 2012	December 2011
Commitments to extend credit [1] Commercial lending: [2] Investment-grade	$ 7,441	$11,017	$29,163	$5,478	$ 53,099	$ 51,281
Non-investment-grade	681	3,314	7,592	1,779	13,366	14,217
Warehouse financing	150	363	—	—	513	247
Total commitments to extend credit	8,272	14,694	36,755	7,257	66,978	65,745
Contingent and forward starting resale and securities borrowing agreements [3]	83,483	321	—	—	83,804	54,522
Forward starting repurchase and secured lending agreements [3]	13,161	—	—	—	13,161	17,964
Underwriting commitments	74	—	—	—	74	—
Letters of credit [4]	588	198	112	6	904	1,353
Investment commitments	1,731	3,564	410	2,455	8,160	9,118
Other	4,104	112	36	7	4,259	5,342
Total commitments	$111,413	$18,889	$37,313	$9,725	$177,340	$154,044

1.	Commitments to extend credit are presented net of amounts syndicated to third parties.

2.	Includes commitments associated with the former William Street credit extension program.

3.	These agreements generally settle within three business days.

4.

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

Certain lending commitments, entered into during 2012, were held for investment and therefore were accounted for on an accrual basis. As of March 2012, approximately $4.31 billion of the firm’s lending commitments were held for investment. The carrying value and the estimated fair value of such lending commitments were liabilities of $14 million and $117 million, respectively. As these lending commitments are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of March 2012.

Commercial Lending. The firm’s commercial lending commitments are extended to investment-grade and non-investment-grade corporate borrowers. Commitments to investment-grade corporate borrowers are principally used for operating liquidity and general corporate purposes. The firm also extends lending commitments in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. Commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $32.83 billion and $31.94 billion as of March 2012 and December 2011, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $300 million of protection had been provided as of both March 2012 and December 2011. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG.

Warehouse Financing. The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of commercial mortgage loans.

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

Investment Commitments

The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $1.47 billion and $1.62 billion as of March 2012 and December 2011, respectively, related to real estate private investments and $6.69 billion and $7.50 billion as of March 2012 and December 2011, respectively, related to corporate and other private investments. Of these amounts, $7.46 billion and $8.38 billion as of March 2012 and December 2011, respectively, relate to commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

in millions	As of March 2012
Remainder of 2012	$ 333
2013	422
2014	387
2015	337
2016	301
2017	287
2018 - thereafter	1,093
Total	$3,160

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of March 2012 and December 2011, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $40 billion and $42 billion, respectively. This amount reflects paydowns and cumulative losses of approximately $85 billion ($18 billion of which are cumulative losses) as of March 2012 and approximately $83 billion ($17 billion of which are cumulative losses) as of December 2011. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $610 million and total paydowns and cumulative losses of $1.45 billion ($478 million of which are cumulative losses) as of March 2012, and an outstanding principal balance of $635 million and total paydowns and cumulative losses of $1.42 billion ($465 million of which are cumulative losses) as of December 2011, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

To date, repurchase claims and actual repurchases of residential mortgage loans based upon alleged breaches of representations have not been significant and have mainly involved government-sponsored enterprises. During both the three months ended March 2012 and March 2011, the firm repurchased loans with an unpaid principal balance of less than $10 million. The loss related to the repurchase of these loans was not material for both the three months ended March 2012 and March 2011.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

Foreclosure and Other Mortgage Loan Servicing Practices and Procedures. The firm had received a number of requests for information from regulators and other agencies, including state attorneys general and banking regulators, as part of an industry-wide focus on the practices of lenders and servicers in connection with foreclosure proceedings and other aspects of mortgage loan servicing practices and procedures. The requests sought information about the foreclosure and servicing protocols and activities of Litton, a residential mortgage servicing subsidiary sold by the firm to Ocwen Financial Corporation (Ocwen) in the third quarter of 2011. The firm is cooperating with the requests and these inquiries may result in the imposition of fines or other regulatory action. In the third quarter of 2010, prior to the firm’s sale of Litton, Litton had temporarily suspended evictions and foreclosure and real estate owned sales in a number of states, including those with judicial foreclosure procedures. Litton resumed these activities beginning in the fourth quarter of 2010.

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims relating to these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of March 2012, the firm had not received material claims with respect to these indemnities and had not made material payments in connection with these claims.

The firm further agreed to provide indemnities to Ocwen not subject to a cap, which primarily relate to potential liabilities constituting fines or civil monetary penalties which could be imposed in settlements with certain terms with U.S. states attorneys general or in consent orders with certain terms with the Federal Reserve, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the FDIC or the New York State Department of Financial Services, in each case relating to Litton’s foreclosure and servicing practices while it was owned by the firm. Under the Litton sale agreement the firm also retained liabilities associated with claims related to

Litton’s failure to maintain lender-placed mortgage insurance, obligations to repurchase certain loans from Freddie Mac, subpoenas from one of Litton’s regulators, and fines or civil penalties imposed by the Federal Reserve or the New York State Department of Financial Services in connection with certain compliance matters. Management is unable to develop an estimate of the maximum potential amount of future payments under these indemnities because the firm has received no claims under these indemnities other than an immaterial amount with respect to Freddie Mac repurchase requests. However, management does not believe, based on currently available information, that any payments under these indemnities will have a material adverse effect on the firm’s financial condition.

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

In addition, on September 1, 2011, GS Bank USA entered into an Agreement on Mortgage Servicing Practices with the New York State Department of Financial Services, Litton and Ocwen relating to the servicing of residential mortgage loans, and, in a related agreement with the New York State Department of Financial Services, Group Inc. agreed to forgive 25% of the unpaid principal balance on certain delinquent first lien residential mortgage loans owned by Group Inc. or a subsidiary, totaling approximately $13 million in principal forgiveness.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Guaranteed Minimum Death and Income Benefits. In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $5.65 billion and $5.52 billion of contract holder account balances as of March 2012 and December 2011, respectively, for such benefits. The weighted average attained age of these contract holders was 69 years for both March 2012 and December 2011.

The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.31 billion and $1.51 billion as of March 2012 and December 2011, respectively. See Note 17 for further information about the reserves recorded in “Other liabilities and accrued expenses” related to guaranteed minimum death and income benefits.

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

	As of March 2012
		Maximum Payout/Notional Amount by Period of Expiration
in millions	Carrying Value of Net Liability	Remainder of 2012	2013- 2014	2015- 2016	2017- Thereafter	Total
Derivatives [1]	$9,868	$501,166	$278,786	$64,457	$61,428	$905,837
Securities lending indemnifications [2]	—	29,002	—	—	—	29,002
Other financial guarantees [3]	182	521	777	1,220	1,024	3,542

1.

These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore these amounts do not reflect the firm’s overall risk related to its derivative activities. As of December 2011, the carrying value of the net liability related to derivative guarantees was $11.88 billion.

2.

Collateral held by the lenders in connection with securities lending indemnifications was $29.84 billion as of March 2012. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

3.

Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments. As of December 2011, the carrying value of the net liability related to other financial guarantees was $205 million.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Guarantees of Securities Issued by Trusts. The firm has established trusts, including Goldman Sachs Capital I, the APEX Trusts, the 2012 Trust, and other entities for the limited purpose of issuing securities to third parties, lending the proceeds to the firm and entering into contractual arrangements with the firm and third parties related to this purpose. The firm does not consolidate these entities. See Note 16 for further information about the transactions involving Goldman Sachs Capital I, the APEX Trusts, and the 2012 Trust.

The firm effectively provides for the full and unconditional guarantee of the securities issued by these entities. Timely payment by the firm of amounts due to these entities under the guarantee, borrowing, preferred stock and related contractual arrangements will be sufficient to cover payments due on the securities issued by these entities.

Management believes that it is unlikely that any circumstances will occur, such as nonperformance on the part of paying agents or other service providers, that would make it necessary for the firm to make payments related to these entities other than those required under the terms of the guarantee, borrowing, preferred stock and related contractual arrangements and in connection with certain expenses incurred by these entities.

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of March 2012 and December 2011.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of March 2012 and December 2011.

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

Note 19.

Shareholders’ Equity

Common Equity

On April 16, 2012, the Board of Directors of Group Inc. (Board) increased the firm’s quarterly dividend to $0.46 per common share from $0.35 per common share. The dividend will be paid on June 28, 2012 to common shareholders of record on May 31, 2012.

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

During the three months ended March 2012, the firm repurchased 3.3 million shares of its common stock at an average cost per share of $111.28, for a total cost of $362 million, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs to satisfy minimum statutory employee tax withholding requirements. Under these plans, during the three months ended March 2012, employees remitted 33,477 shares with a total value of $3 million and the firm cancelled 8.1 million of RSUs with a total value of $872 million.

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

Under the stock purchase contracts with the APEX Trusts, Group Inc. will issue $2.25 billion of preferred stock, in the aggregate, on the relevant stock purchase dates (June 1, 2012 and on or before September 1, 2013 for Series E and Series F Preferred Stock, respectively), comprised of one share of Series E and Series F Preferred Stock to Goldman Sachs Capital II and III, respectively, for each $100,000 liquidation amount of APEX issued by these trusts. When issued, each share of Series E and Series F Preferred Stock will have a par value of $0.01 and a liquidation preference of $100,000 per share.

Dividends on Series E Preferred Stock and Series F Preferred Stock, if declared, will be payable quarterly at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.77% and (ii) 4.00%.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March 2011, the firm provided notice to Berkshire Hathaway Inc. and certain of its subsidiaries (collectively, Berkshire Hathaway) that it would redeem in full the 50,000 shares of the firm’s 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock) held by Berkshire Hathaway for the stated redemption price of $5.50 billion ($110,000 per share), plus accrued and unpaid dividends. In connection with this notice, the firm recognized a preferred dividend of $1.64 billion (calculated as the difference between the carrying value and the redemption value of the preferred stock), which was recorded as a reduction to earnings applicable to common shareholders for the first quarter of 2011. The redemption also resulted in the acceleration of $24 million of preferred dividends related to the period from April 1, 2011 to the redemption date, which was included in the firm’s results during the three months ended March 2011. The Series G Preferred Stock was redeemed on April 18, 2011. Berkshire Hathaway continues to hold a five-year warrant, issued in October 2008, to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share.

The table below presents preferred dividends declared on preferred stock.

	Three Months Ended March
	2012		2011
	per share	in millions	per share	in millions
Series A	$239.58	$ 7	$ 239.58	$ 7
Series B	387.50	12	387.50	12
Series C	255.56	2	255.56	2
Series D	255.56	14	255.56	14
Series G	—	—	2,500.00	125 [1]
Total		$35		$160

1.	Excludes preferred dividends related to the redemption of the firm’s Series G Preferred Stock.

Accumulated Other Comprehensive Income/(Loss)

The tables below present accumulated other comprehensive income/(loss) by type.

	As of March 2012
in millions	Currency translation adjustment, net of tax	Pension and postretirement liability adjustments, net of tax	Net unrealized gains/(losses) on available-for-sale securities, net of tax		Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(225)	$(374)	$ 83		$(516)
Other comprehensive income/(loss)	(28)	7	30		9
Balance, end of period	$(253)	$(367)	$113	[1]	$(507)

	As of December 2011
in millions	Currency translation adjustment, net of tax	Pension and postretirement liability adjustments, net of tax	Net unrealized gains/(losses) on available-for-sale securities, net of tax		Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(170)	$(229)	$113		$(286)
Other comprehensive income/(loss)	(55)	(145)	(30)		(230)
Balance, end of year	$(225)	$(374)	$ 83	[1]	$(516)

1.	Substantially all consists of net unrealized gains on securities held by the firm’s insurance subsidiaries as of both March 2012 and December 2011.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 20.

Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company and a financial holding company under the U.S. Bank Holding Company Act of 1956. As a bank holding company, the firm is subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s capital adequacy regulations currently applicable to bank holding companies (which are based on the ‘Basel 1’ Capital Accord of the Basel Committee on Banking Supervision (Basel Committee)). These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). The firm’s U.S. bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements.

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

The table below presents information regarding Group Inc.’s regulatory capital ratios.

	As of
$ in millions	March 2012	December 2011
Tier 1 capital	$ 64,534	$ 63,262
Tier 2 capital	$ 13,559	$ 13,881
Total capital	$ 78,093	$ 77,143
Risk-weighted assets	$437,570	$457,027
Tier 1 capital ratio	14.7%	13.8%
Total capital ratio	17.8%	16.9%
Tier 1 leverage ratio	7.1%	7.0%

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

The Dodd-Frank Act will subject the firm at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions and directs banking regulators to impose additional capital requirements as disclosed above. The Federal Reserve Board is expected to adopt the new leverage and risk-based capital regulations in 2012. As a consequence of these changes, Tier 1 capital treatment for the firm’s junior subordinated debt issued to trusts will be phased out over a three-year period beginning on January 1, 2013. The interaction among the Dodd-Frank Act, the Basel Committee’s proposed changes and other proposed or announced changes from other governmental entities and regulators adds further uncertainty to the firm’s future capital requirements and those of the firm’s subsidiaries.

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

Bank Subsidiaries

GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC and the New York State Department of Financial Services and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel 1 as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. Under the regulatory framework for prompt corrective action that is applicable to GS Bank USA, in order to be considered a “well-capitalized” depository institution, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. GS Bank USA has agreed with the Federal Reserve Board to minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. As noted in the table below, GS Bank USA was in compliance with these minimum capital requirements as of March 2012 and December 2011.

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel 1 as implemented by the Federal Reserve Board.

	As of
$ in millions	March 2012	December 2011
Tier 1 capital	$19,769	$19,251
Tier 2 capital	$12	$6
Total capital	$19,781	$19,257
Risk-weighted assets	$103,900	$112,824
Tier 1 capital ratio	19.0%	17.1%
Total capital ratio	19.0%	17.1%
Tier 1 leverage ratio	18.5%	18.5%

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

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution held at the Federal Reserve Bank was approximately $43.05 billion and $40.06 billion as of March 2012 and December 2011, respectively, which exceeded required reserve amounts by $42.46 billion and $39.51 billion as of March 2012 and December 2011, respectively.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Goldman Sachs International Bank, a wholly-owned credit institution, regulated by the FSA, and GS Bank Europe, a wholly-owned credit institution, regulated by the Central Bank of Ireland, are both subject to minimum capital requirements. As of March 2012 and December 2011, Goldman Sachs International Bank and GS Bank Europe were in compliance with all regulatory capital requirements.

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

As of March 2012, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $12.51 billion, which exceeded the amount required by $10.68 billion. As of March 2012, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $2.12 billion, which exceeded the amount required by $1.98 billion.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of March 2012 and December 2011, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Insurance Subsidiaries

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the FSA and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of March 2012 and December 2011.

Other Non-U.S. Regulated Subsidiaries

The firm’s principal non-U.S. regulated subsidiaries include GSI and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements imposed by the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of March 2012 and December 2011, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 2012 and December 2011, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of March 2012 and December 2011, Group Inc. was required to maintain approximately $32.52 billion and $25.53 billion, respectively, of minimum equity capital in these regulated subsidiaries. This minimum equity capital requirement includes certain restrictions imposed by federal and state laws as to the payment of dividends to Group Inc. by its regulated subsidiaries. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended March
in millions, except per share amounts	2012	2011
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$2,074	$ 908
Denominator for basic EPS — weighted average number of common shares	510.8	540.6
Effect of dilutive securities:
RSUs	9.2	12.5
Stock options and warrants	9.2	29.9
Dilutive potential common shares	18.4	42.4
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	529.2	583.0
Basic EPS	$ 4.05	$ 1.66
Diluted EPS	3.92	1.56

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 and $0.02 for the three months ended March 2012 and March 2011, respectively.

The diluted EPS computations in the table above do not include the following:

	Three Months Ended March
in millions	2012	2011
Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	52.5	6.3

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

	Three Months Ended March
in millions	2012	2011
Fees earned from affiliated funds	$594	$753

	As of
in millions	March 2012	December 2011
Fees receivable from funds	$ 649	$ 721
Aggregate carrying value of interests in funds	15,984	14,960

The firm has provided voluntary financial support to certain of its funds that have experienced significant reductions in capital and liquidity or had limited access to the debt markets during the financial crisis. As of March 2012 and December 2011, the firm had exposure to these funds in the form of loans and guarantees of $291 million and $289 million, respectively, primarily related to certain real estate funds. In addition, as of March 2012 and December 2011, the firm had no outstanding commitments to extend credit to these funds.

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

	Three Months Ended March
in millions	2012	2011
Interest income
Deposits with banks	$ 38	$ 29
Securities borrowed, securities purchased under agreements to resell and federal funds sold	(14)	169
Financial instruments owned, at fair value	2,442	2,515
Other interest [1]	367	394
Total interest income	2,833	3,107
Interest expense
Deposits	91	72
Securities loaned and securities sold under agreements to repurchase	211	201
Financial instruments sold, but not yet purchased, at fair value	525	496
Short-term borrowings [2]	168	129
Long-term borrowings [2]	1,009	786
Other interest [3]	(152)	65
Total interest expense	1,852	1,749
Net interest income	$ 981	$1,358

1.	Primarily includes interest income on customer debit balances and other interest-earning assets.

2.	Includes interest on unsecured borrowings and other secured financings.

3.	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of March 2012
U.S. Federal [1]	2005
New York State and City [2]	2004
United Kingdom	2007
Japan [3]	2008
Hong Kong	2005
Korea	2008

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

		For the Three Months Ended or as of March
in millions		2012	2011
Investment Banking	Net revenues	$ 1,154	$ 1,269
	Operating expenses	866	923
	Pre-tax earnings	$ 288	$ 346
	Segment assets	$ 1,743	$ 1,775

Institutional Client Services	Net revenues [1]	$ 5,709	$ 6,647
	Operating expenses	3,883	4,584
	Pre-tax earnings	$ 1,826	$ 2,063
	Segment assets	$862,695	$840,970

Investing & Lending	Net revenues	$ 1,911	$ 2,705
	Operating expenses	958	1,231
	Pre-tax earnings	$ 953	$ 1,474
	Segment assets	$ 77,328	$ 79,996

Investment Management	Net revenues	$ 1,175	$ 1,273
	Operating expenses	990	1,067
	Pre-tax earnings	$ 185	$ 206
	Segment assets	$ 9,166	$ 10,548

Total	Net revenues	$ 9,949	$ 11,894
	Operating expenses	6,768	7,854
	Pre-tax earnings	$ 3,181	$ 4,040
	Total assets	$950,932	$933,289

1.	Includes $29 million for both the three months ended March 2012 and March 2011, of realized gains on available-for-sale securities held in the firm’s insurance subsidiaries.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•	net provisions for a number of litigation and regulatory proceedings of $59 million and $24 million for the three months ended March 2012 and March 2011, respectively; and

•	charitable contributions of $12 million and $25 million for the three months ended March 2012 and March 2011, respectively.

The tables below present the amounts of net interest income or interest expense included in net revenues, and the amounts of depreciation and amortization expense included in pre-tax earnings.

	Three Months Ended March
in millions	2012	2011
Investment Banking	$(6)	$ —
Institutional Client Services	971	1,214
Investing & Lending	(27)	93
Investment Management	43	51
Total net interest	$981	$1,358

	Three Months Ended March
in millions	2012	2011
Investment Banking	$42	$ 51
Institutional Client Services	166	331
Investing & Lending	183	168
Investment Management	42	44
Total depreciation and amortization	$433	$ 594

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

	Three Months Ended March
$ in millions	2012		2011
Net revenues Americas [1]	$5,787	58%	$ 6,839	58%
EMEA [2]	2,708	27	2,874	24
Asia [3]	1,454	15	2,181	18
Total net revenues	$9,949	100%	$11,894	100%
Pre-tax earnings Americas [1]	$1,727	53%	$ 2,273	55%
EMEA [2]	1,062	33	1,088	27
Asia [3]	463	14	728	18
Subtotal	3,252	100%	4,089	100%
Corporate [4]	(71)		(49)
Total pre-tax earnings	$3,181		$ 4,040

1.	Substantially all relates to the U.S.

2.	EMEA (Europe, Middle East and Africa).

3.	Asia also includes Australia and New Zealand.

4.

Consists of net provisions for a number of litigation and regulatory proceedings of $59 million and $24 million for the three months ended March 2012 and March 2011, respectively; and charitable contributions of $12 million and $25 million for the three months ended March 2012 and March 2011, respectively.

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

While the firm's activities expose it to many different industries and counterparties, the firm routinely executes a high volume of transactions with asset managers, investment funds, commercial banks, brokers and dealers, clearing houses and exchanges, which results in significant credit concentrations.

In the ordinary course of business, the firm may also be subject to a concentration of credit risk to a particular counterparty, borrower or issuer, including sovereign issuers, or to a particular clearing house or exchange.

The table below presents the credit concentrations in assets held by the firm. As of March 2012 and December 2011, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

	As of
$ in millions	March 2012	December 2011
U.S. government and federal agency obligations [1]	$109,659	$103,468
% of total assets	11.5%	11.2%
Other sovereign obligations 1, [2]	$ 60,619	$ 49,025
% of total assets	6.4%	5.3%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

2.	Principally consisting of securities issued by the governments of Germany, Japan and the United Kingdom as of both March 2012 and December 2011.

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

	As of
in millions	March 2012	December 2011
U.S. government and federal agency obligations	$ 94,712	$ 94,603
Other sovereign obligations [1]	120,570	110,178

1.	Principally consisting of securities issued by the governments of Germany and France.

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

With respect to proceedings described below for which management has been able to estimate a range of reasonably possible loss where (i) plaintiffs have claimed an amount of money damages, (ii) the firm is being sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2012 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular proceeding. As of the date hereof, the firm has estimated the aggregate amount of reasonably possible losses for such proceedings and for any other proceedings described below where management has been able to estimate a range of reasonably possible loss to be approximately $2.7 billion.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS&Co. is among numerous underwriting firms named as defendants in a number of complaints filed commencing October 3, 2007, in the U.S. District Court for the Western District of Washington alleging violations of Section 16 of the Exchange Act in connection with offerings of securities for 15 issuers during 1999 and 2000. The complaints generally assert that the underwriters, together with each issuer’s directors, officers and principal shareholders, entered into purported agreements to tie allocations in the offerings to increased brokerage commissions and aftermarket purchase orders. The complaints further allege that, based upon these and other purported agreements, the underwriters violated the reporting provisions of, and are subject to short-swing profit recovery under, Section 16 of the Exchange Act. The district court granted defendants’ motions to dismiss on the grounds that the plaintiff’s demands were inadequate with respect to certain actions and that the remaining actions were time-barred. On December 2, 2010, the appellate court affirmed in part and reversed in part, upholding the dismissal of seven of the actions in which GS&Co. is a defendant that were dismissed based on the deficient demands but remanding the remaining eight actions in which GS&Co. is a defendant that were dismissed as time-barred for consideration of other bases for dismissal. On June 27, 2011, the U.S. Supreme Court granted the defendants’ petition for review of whether the actions that were remanded are time-barred and, on March 26, 2012, vacated the appellate court’s determination that the actions were timely and remanded the actions to determine if the claims were subject to equitable tolling in further proceedings consistent with the Supreme Court’s opinion.

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

The district court rejected the claims against GSI and ABN AMRO, but found World Online liable in an amount to be determined. On appeal, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court, holding that certain of the alleged disclosure deficiencies were actionable as to GSI and ABN AMRO. On further appeal, the Netherlands Supreme Court affirmed the rulings of the Court of Appeals, except that it found certain additional aspects of the offering materials actionable and held that individual investors could potentially hold GSI and ABN AMRO responsible for certain public statements and press releases by World Online and its former CEO. The parties entered into a definitive settlement agreement, dated July 15, 2011, and GSI has paid the full amount of its proposed contribution, approximately €48 million, into an escrow account. In the first quarter of 2012, GSI entered into a settlement agreement, subject to certain conditions, with respect to a claim filed by another shareholders’ association relating to approximately €4 million of World Online shares. Other shareholders have made demands for compensation of alleged damages.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Research Matters. Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to research practices, including, among other things, research analysts’ methods for obtaining receipt and distribution of information and communications among research analysts, sales and trading personnel and clients. On June 9, 2011, pursuant to a settlement, a consent order was entered by the Massachusetts Securities Division pursuant to which GS&Co. paid a $10 million civil penalty and agreed to various undertakings regarding certain of its research practices. On April 12, 2012, the SEC and FINRA issued orders in connection with GS&Co.’s settlement of charges relating to matters similar to those involved in the Massachusetts settlement. Pursuant to these settlements, GS&Co. paid $11 million to each of the SEC and FINRA and agreed to various undertakings with regard to its policies and procedures.

Adelphia Communications Fraudulent Conveyance Litigation. GS&Co. is named a defendant in two adversary proceedings commenced in the U.S. Bankruptcy Court for the Southern District of New York, one on July 6, 2003 by a creditors committee, and the second on or about July 31, 2003 by an equity committee of Adelphia Communications, Inc. Those proceedings were consolidated in a single amended complaint filed by the Adelphia Recovery Trust on October 31, 2007. The complaint seeks, among other things, to recover, as fraudulent conveyances, approximately $62.9 million allegedly paid to GS&Co. by Adelphia Communications, Inc. and its affiliates in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia Communications, Inc. The district court assumed jurisdiction over the action and, on April 8, 2011, granted GS&Co.’s motion for summary judgment. The plaintiff appealed on May 6, 2011.

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

Beginning in September 2006, Group Inc. and/or GS&Co. were named as defendants in four Fannie Mae shareholder derivative actions in the U.S. District Court for the District of Columbia. The complaints generally allege that the Goldman Sachs defendants aided and abetted a breach of fiduciary duty by Fannie Mae’s directors and officers in connection with certain Fannie Mae-sponsored REMIC transactions, and one of the complaints also asserts a breach of contract claim. The complaints also name as defendants certain former officers and directors of Fannie Mae as well as an outside accounting firm. The complaints seek, inter alia, unspecified damages. The Goldman Sachs defendants were dismissed without prejudice from the first filed of these actions, and the remaining claims in that action were dismissed for failure to make a demand on Fannie Mae’s board of directors. That dismissal has been affirmed on appeal. The district court dismissed the remaining three actions on July 28, 2010. One action was dismissed without prejudice, and the other two were dismissed with prejudice on motions to dismiss by Fannie Mae. The plaintiffs filed motions for reconsideration, which were denied on October 22, 2010, and have revised their notices of appeal in these actions. On January 20, 2011, the appellate court consolidated all actions on appeal. On March 30, 2012, the appellate court affirmed the district court’s substitution of Fannie Mae’s conservator, FHFA, for plaintiffs, reversed the district court’s denial of FHFA’s motion for voluntary dismissal in two of the three actions, and remanded with instructions to dismiss those two actions without prejudice. The appellate court vacated as moot the district court’s dismissal of those two actions on other grounds.

Compensation-Related Litigation. On January 17, 2008, Group Inc., its Board, executive officers and members of its management committee were named as defendants in a purported shareholder derivative action in the U.S. District Court for the Eastern District of New York predicting that the firm’s 2008 Proxy Statement would violate the federal securities laws by undervaluing certain stock option awards and alleging that senior management received excessive compensation for 2007. The complaint seeks, among other things, an equitable accounting for the allegedly excessive compensation. Plaintiff’s motion for a preliminary injunction to prevent the 2008 Proxy Statement from using options valuations that the plaintiff alleges are incorrect and to require the amendment of SEC Form 4s filed by certain of the executive officers named in the complaint to reflect the stock option valuations alleged by the plaintiff was denied, and plaintiff’s appeal from this denial was dismissed. On February 13, 2009, the plaintiff filed an amended complaint, which added purported direct (i.e., non-derivative) claims based on substantially the same theory. The plaintiff filed a further amended complaint on March 24, 2010, and the defendants’ motion to dismiss this further amended complaint was granted on the ground that dismissal of the shareholder plaintiff’s prior action relating to the firm’s 2007 Proxy Statement based on the failure to make a demand to the Board precluded relitigation of demand futility. On December 19, 2011, the appellate court vacated the order of dismissal, holding only that preclusion principles did not mandate dismissal and remanding for consideration of the alternative grounds for dismissal. On April 18, 2012, plaintiff disclosed that he no longer is a Group Inc. shareholder and thus lacks standing to continue to prosecute the action, as well as the New York state action described below, but that he intends to file a motion seeking attorneys’ fees.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Purported shareholder derivative actions were commenced in New York Supreme Court, New York County and the Delaware Court of Chancery beginning on December 14, 2009, alleging that the Board breached its fiduciary duties in connection with setting compensation levels for the year 2009 and that such levels were excessive. The complaints name as defendants Group Inc., the Board and certain senior executives. The complaints sought, inter alia, unspecified damages, restitution of certain compensation paid, and an order requiring the firm to adopt corporate reforms. In the actions in New York state court, on April 8, 2010, the plaintiffs filed a motion indicating that they no longer intend to pursue their claims but are seeking an award of attorneys’ fees in connection with bringing the suit, which the defendants opposed. By a decision dated September 21, 2011, the New York court dismissed plaintiffs’ claims as moot and denied plaintiffs’ application for attorneys’ fees. On October 25, 2011, plaintiffs appealed from the denial of a fee award. In the actions brought in the Delaware Court of Chancery, the defendants moved to dismiss, and the plaintiffs amended their complaint on April 28, 2010 to include, among other things, the allegations included in the SEC’s action described in the “Mortgage-Related Matters” section below. The plaintiffs amended the complaint a second time on January 20, 2011, the defendants moved to dismiss the second amended complaint and, by a decision dated October 12, 2011, the Delaware court dismissed plaintiffs’ second amended complaint. Plaintiffs appealed on November 9, 2011 and the Delaware Supreme Court affirmed the dismissal on May 3, 2012.

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

On January 6, 2011, ACA Financial Guaranty Corp. filed an action against GS&Co. in respect of the ABACUS 2007-AC1 transaction in New York Supreme Court, New York County. The complaint includes allegations of fraudulent inducement, fraudulent concealment and unjust enrichment and seeks at least $30 million in compensatory damages, at least $90 million in punitive damages and unspecified disgorgement. On March 8, 2011, GS&Co. filed a motion to compel arbitration and/or to dismiss the complaint. On April 25, 2011, the plaintiff filed an amended complaint and, on June 3, 2011, GS&Co. moved to dismiss the amended complaint. By a decision dated April 23, 2012, the court granted the motion to dismiss as to the unjust enrichment claim and denied the motion as to the other claims.

Since April 22, 2010, a number of putative shareholder derivative actions have been filed in New York Supreme Court, New York County, and the U.S. District Court for the Southern District of New York against Group Inc., the Board and certain officers and employees of Group Inc. and its affiliates in connection with mortgage-related matters between 2004 and 2007, including the ABACUS 2007-AC1 transaction and other CDO offerings. These derivative complaints generally include allegations of breach of fiduciary duty, corporate waste, abuse of control, mismanagement, unjust enrichment, misappropriation of information, securities fraud and insider trading, and challenge the accuracy and adequacy of Group Inc.’s disclosure. These derivative complaints seek, among other things, declaratory relief, unspecified compensatory damages, restitution and certain corporate governance reforms. In addition, as described in the “Compensation-Related Litigation” section above, the plaintiffs in the compensation-related Delaware Court of Chancery actions twice amended their complaint, including to assert allegations similar to those in the derivative claims referred to above, the Delaware court granted the defendants’ motion to dismiss the second amended complaint, plaintiffs appealed on November 9, 2011, and the Delaware Supreme Court affirmed the dismissal on May 3, 2012.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The federal court cases have been consolidated, plaintiffs filed a consolidated amended complaint on August 1, 2011, and, on October 6, 2011, the defendants moved to dismiss the action. On December 8, 2011, the parties to the federal court action stipulated that (i) if the dismissal of the Delaware action is affirmed, the parties will submit a proposed order dismissing the federal court action with prejudice and (ii) if the Delaware action is remanded, the federal court action will be reinstated. The New York Supreme Court has consolidated the two actions pending in that court, the defendants moved to dismiss on December 2, 2011, and the cases have been stayed pending the outcome of the appeal in the Delaware action.

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

Since April 23, 2010, the Board has received letters from shareholders demanding that the Board take action to address alleged misconduct by GS&Co., the Board and certain officers and employees of Group Inc. and its affiliates. The demands generally allege misconduct in connection with the firm’s securitization practices, including the ABACUS 2007-AC1 transaction, the alleged failure by Group Inc. to adequately disclose the SEC investigation that led to the SEC Action, and Group Inc.’s 2009 compensation practices. The demands include a letter from a Group Inc. shareholder, which previously made a demand that the Board investigate and take action in connection with auction products matters, and expanded its demand to address the foregoing matters. The Board has rejected these demands. In August 2011, the shareholder made a books and records demand for materials related to the Board’s rejection of the shareholder’s demand letter in connection with auction products matters.

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

On September 30, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in $821 million of notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). The complaint, which was amended on February 4, 2011, asserts federal securities law and common law claims, and seeks unspecified compensatory, punitive and other damages. The defendants moved to dismiss on April 5, 2011, and the motion was granted as to plaintiff’s claim of market manipulation and denied as to the remainder of plaintiff’s claims by a decision dated March 21, 2012.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS&Co., GSMC and GSMSC are among the defendants in a lawsuit filed in August 2011 by CIFG Assurance of North America, Inc. (CIFG) in the New York Supreme Court. The complaint alleges that CIFG was fraudulently induced to provide credit enhancement for a 2007 securitization sponsored by GSMC, and seeks, among other things, the repurchase of $24.7 million in aggregate principal amount of mortgages that CIFG had previously stated to be non-conforming, an accounting for any proceeds associated with mortgages discharged from the securitization and unspecified compensatory damages. On October 17, 2011, the Goldman Sachs defendants moved to dismiss. By a decision dated May 1, 2012, the court dismissed the fraud and accounting claims but denied the motion as to certain breach of contract claims that were also alleged.

Various alleged purchasers of, and counterparties involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including certain Allstate affiliates, Asset Management Fund and related entities, Basis Yield Alpha Fund (Master), Cambridge Place Investment Management Inc., the Charles Schwab Corporation, the Federal Home Loan Banks of Boston, Chicago, Indianapolis and Seattle, the FHFA (as conservator for Fannie Mae and Freddie Mac), Heungkuk Life Insurance Co. Limited (Heungkuk), Landesbank Baden-Württemberg, Massachusetts Mutual Life Insurance Company, MoneyGram Payment Systems, Inc., the National Credit Union Administration, Stichting Pensioenfonds ABP, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company, Watertown Savings Bank, and The Western and Southern Life Insurance Co.) have filed complaints in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material facts and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

A number of other entities (including American International Group, Inc. (AIG), Bayerische Landesbank, Deutsche Bank National Trust Company, Deutsche

Zentral-Genossenschaftbank, Erste Abwicklungsanstalt and related parties, HSH Nordbank, IKB Deutsche Industriebank AG, John Hancock and related parties, M&T Bank, Norges Bank Investment Management, Prudential Insurance Company of America and related parties, and Sealink Funding Limited) have threatened to assert claims of various types against the firm in connection with various mortgage-related transactions, and the firm has entered into agreements with a number of these entities to toll the relevant statute of limitations.

As of the date hereof, the aggregate notional amount of mortgage-related securities sold to plaintiffs in active cases brought against the firm where those plaintiffs are seeking rescission of such securities was approximately $16.5 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities). This amount does not include the threatened claims noted above or potential claims by other purchasers in the same or other mortgage-related offerings that have not actually brought claims against the firm, or claims that have been dismissed (including claims by Landesbank Baden-Württemberg, which were dismissed pursuant to a judgment of the district court that was affirmed on appeal by a summary order dated April 19, 2012).

In June 2011, Heungkuk filed a criminal complaint against certain past and present employees of the firm in South Korea relating to its purchase of a CDO securitization from Goldman Sachs. The filing does not represent any judgment by a governmental entity, but starts a process whereby the prosecutor investigates the complaint and determines whether to take action.

On September 1, 2011, Group Inc. and GS Bank USA entered into a Consent Order with the Federal Reserve Board relating to the servicing of residential mortgage loans. In addition, on September 1, 2011, GS Bank USA entered into an Agreement on Mortgage Servicing Practices with the New York State Department of Financial Services, Litton and Ocwen, in connection with which Group Inc. agreed to forgive 25% of the unpaid principal balance on certain delinquent first lien residential mortgage loans owned by Group Inc. or a subsidiary, totaling approximately $13 million in principal forgiveness. See Note 18 for further information about these settlements.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Group Inc., GS&Co. and GSMC are among the numerous financial services firms named as defendants in a qui tam action originally filed by a relator on April 7, 2010 purportedly on behalf of the City of Chicago and State of Illinois in Cook County, Illinois Circuit Court asserting claims under the Illinois Whistleblower Reward and Protection Act and Chicago False Claims Act, based on allegations that defendants had falsely certified compliance with various Illinois laws, which were purportedly violated in connection with mortgage origination and servicing activities. The complaint, which was originally filed under seal, seeks treble damages and civil penalties. Plaintiff filed an amended complaint on December 28, 2011, naming GS&Co. and GSMC, among others, as additional defendants and a second amended complaint on February 8, 2012. On March 12, 2012, the action was removed to the U.S. District Court for the Northern District of Illinois, and on April 4, 2012, plaintiff filed a motion to remand to state court.

The firm has also received, and continues to receive, requests for information and/or subpoenas from federal, state and local regulators and law enforcement authorities, relating to the mortgage-related securitization process, subprime mortgages, CDOs, synthetic mortgage-related products, particular transactions involving these products, and servicing and foreclosure activities, and is cooperating with these regulators and other authorities, including in some cases agreeing to the tolling of the relevant statute of limitations. See also “Financial Crisis-Related Matters” below.

On February 24, 2012, the firm received a “Wells” notice from the staff of the SEC with respect to the disclosures contained in the offering documents used in connection with a late 2006 offering of approximately $1.3 billion of subprime residential mortgage-backed securities underwritten by GS&Co. The firm has made a submission to, and intends to continue to engage in a dialogue with, the SEC staff seeking to address their concerns.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Beginning in February 2012, GS&Co. was named as respondent in three FINRA arbitrations filed, respectively, by the cities of Houston, Texas and Reno, Nevada and a California school district, based on GS&Co.’s role as underwriter and broker-dealer of the claimants’ issuances of an aggregate of over $1.7 billion of auction rate securities from 2004 through 2007 (in the Houston arbitration, two other financial services firms were named as respondents as well). Each claimant alleges that GS&Co. failed to disclose that it had a practice of placing cover bids on auctions, and failed to offer the claimant the option of a formulaic maximum rate (rather than a fixed maximum rate), and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market (at an estimated cost, in the case of Houston, of approximately $90 million). Houston and Reno also allege that GS&Co. advised them to enter into interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses (including, in the case of Reno, a swap termination obligation of over $8 million). The claimants assert claims for breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD, and seek unspecified damages.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employment-Related Matters. On May 27, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by several contingent technology workers who were employees of third-party vendors. The plaintiffs sought overtime pay for alleged hours worked in excess of 40 per work week. The complaint alleged that the plaintiffs were de facto employees of GS&Co. and that GS&Co. is responsible for the overtime pay under federal and state overtime laws. The complaint sought class action status and unspecified damages. On March 21, 2011, the parties agreed to the terms of a settlement in principle and on February 10, 2012, the court approved the terms of the settlement and the time to appeal has run. The firm has paid the full amount of the settlement.

On September 15, 2010, a putative class action was filed in the U.S. District for the Southern District of New York by three former female employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. Group Inc. and GS&Co. filed a motion to stay the claims of one of the named plaintiffs and to compel individual arbitration with that individual, based on an arbitration provision contained in an employment agreement between Group Inc. and the individual. On April 28, 2011, the magistrate judge to whom the district judge assigned the motion denied the motion. On July 7, 2011, the magistrate judge denied Group Inc.’s and GS&Co.’s motion for reconsideration of the magistrate judge’s decision, and on July 21, 2011 Group Inc. and GS&Co. appealed the magistrate judge’s decision to the district court, which affirmed the decision on November 15, 2011. Group Inc. and GS&Co. have appealed that decision to the U.S. Court of Appeals for the Second Circuit. On June 13, 2011, Group Inc. and GS&Co. moved to strike the class allegations of one of the three named plaintiffs based on her failure to exhaust administrative remedies. On September 29, 2011, the magistrate judge recommended denial of the motion to strike and Group Inc. and GS&Co. filed their objections to that recommendation with the district judge presiding over the case on October 11, 2011. By a decision dated January 10, 2012, the district court denied the motion to strike. On July 22, 2011, Group Inc. and GS&Co. moved to strike all of the plaintiffs’ class allegations, and for partial summary judgment as to plaintiffs’ disparate impact claims. By a decision dated January 19, 2012, the magistrate judge recommended that defendants’ motion be denied as premature. The defendants have filed their objections to that recommendation with the district judge.

Hellenic Republic (Greece) Matters. Group Inc. and certain of its affiliates have been subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations in connection with the firm’s transactions with the Hellenic Republic (Greece), including financing and swap transactions, as well as trading and research activities with respect to Greek sovereign debt. Goldman Sachs has cooperated with the investigations and reviews.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financial Advisory Services. Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients and third parties relating to the firm’s financial advisory activities. These claims generally seek, among other things, compensatory damages and, in some cases, punitive damages, and in certain cases allege that the firm did not appropriately disclose or deal with conflicts of interest. In addition, Group Inc. and its affiliates are subject from time to time to investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations in connection with conflicts of interest. Goldman Sachs is cooperating with all such investigations and reviews.

Group Inc., GS&Co. and The Goldman, Sachs & Co. L.L.C. are defendants in an action brought by the founders and former majority shareholders of Dragon Systems, Inc. (Dragon) on November 18, 2008, alleging that the plaintiffs incurred losses due to GS&Co.’s financial advisory services provided in connection with the plaintiffs’ exchange of their purported $300 million interest in Dragon for stock of Lernout & Hauspie Speech Products, N.V. (L&H) in 2000. L&H filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Wilmington, Delaware on November 29, 2000. The action is pending in the United States District Court for the District of Massachusetts. The complaint, which was amended in November 2011 following the 2009 dismissal of certain of the plaintiffs’ initial claims, seeks unspecified compensatory, punitive and other damages, and alleges breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing, violation of state unfair trade practices laws, negligence, negligent and intentional misrepresentation, gross negligence, willful misconduct and bad faith. On April 27, 2012 and April 30, 2012, the majority shareholder plaintiffs and the defendants each moved for summary judgment on various claims. Former minority shareholders of Dragon have brought a similar action against GS&Co. with respect to their purported $49 million interest in Dragon, and this action has been consolidated with the action described above for purposes of discovery.

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

Goldman Sachs is cooperating with the investigations and reviews.

On March 13, 2012, GSEC entered into a consent order with the CFTC to settle charges that GSEC had failed to diligently supervise the handling of accounts and investigate questionable behavior of a broker-dealer client to which GSEC provided clearing services. Under this consent order, GSEC paid $7 million to the CFTC and represented that it had implemented enhanced supervision policies, procedures and training.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2012, the related condensed consolidated statements of earnings for the three months ended March 31, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, the condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2011, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein), and in our report dated February 28, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2011, and the condensed consolidated statement of changes in shareholders’ equity for the year ended December 31, 2011, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

May 9, 2012

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The table below presents a summary of consolidated average balances and interest rates.

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	Three Months Ended March
	2012				2011
in millions, except rates	Average balance	Interest	Average Rate (annualized)		Average balance	Interest	Average Rate (annualized)
Assets
Deposits with banks	$ 48,029	$ 38	0.32%		$ 34,094	$ 29	0.34%
U.S.	43,939	29	0.27		29,814	22	0.30
Non-U.S.	4,090	9	0.89		4,280	7	0.66
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	348,873	(14)	(0.02)		345,021	169	0.20
U.S.	200,486	(112)	(0.22)		225,247	—	—
Non-U.S.	148,387	98	0.27		119,774	169	0.57
Financial instruments owned, at fair value [1,2]	294,257	2,442	3.34		284,548	2,515	3.58
U.S.	181,376	1,590	3.53		184,064	1,814	4.00
Non-U.S.	112,881	852	3.04		100,484	701	2.83
Other interest-earning assets [3]	133,707	367	1.10		137,437	394	1.16
U.S.	87,609	236	1.08		94,839	203	0.87
Non-U.S.	46,098	131	1.14		42,598	191	1.82
Total interest-earning assets	824,866	2,833	1.38		801,100	3,107	1.57
Cash and due from banks	6,770				4,134
Other non-interest-earning assets [2]	110,222				112,904
Total assets	$941,858				$918,138
Liabilities
Interest-bearing deposits	$ 48,096	$ 91	0.76%		$ 38,775	$ 72	0.75%
U.S.	40,571	81	0.80		32,652	65	0.81
Non-U.S.	7,525	10	0.53		6,123	7	0.46
Securities loaned and securities sold under agreements to repurchase, at fair value	176,115	211	0.48		169,094	201	0.48
U.S.	121,092	84	0.28		110,953	87	0.32
Non-U.S.	55,023	127	0.93		58,141	114	0.80
Financial instruments sold, but not yet purchased [1,2]	91,587	525	2.31		95,388	496	2.11
U.S.	40,292	162	1.62		49,231	223	1.84
Non-U.S.	51,295	363	2.85		46,157	273	2.40
Commercial paper	1,288	1	0.28		1,444	1	0.18
U.S.	261	—	0.60		51	—	0.16
Non-U.S.	1,027	1	0.20		1,393	1	0.18
Other borrowings [4,5]	74,079	167	0.91		69,915	128	0.74
U.S.	49,630	136	1.10		45,418	120	1.07
Non-U.S.	24,449	31	0.51		24,497	8	0.13
Long-term borrowings 5, [6]	182,239	1,009	2.23		185,509	786	1.72
U.S.	175,006	947	2.18		179,082	734	1.66
Non-U.S.	7,233	62	3.45		6,427	52	3.28
Other interest-bearing liabilities [7]	204,166	(152)	(0.30)		194,388	65	0.14
U.S.	150,736	(251)	(0.67)		143,293	(54)	(0.15)
Non-U.S.	53,430	99	0.75		51,095	119	0.94
Total interest-bearing liabilities	777,570	1,852	0.96		754,513	1,749	0.94
Non-interest-bearing deposits	184				119
Other non-interest-bearing liabilities [2]	93,280				87,454
Total liabilities	871,034				842,086
Shareholders’ equity
Preferred stock	3,100				5,993
Common stock	67,724				70,059
Total shareholders’ equity	70,824				76,052
Total liabilities, preferred stock and shareholders’ equity	$941,858				$918,138
Interest rate spread			0.42%				0.63%
Net interest income and net yield on interest-earning assets		$ 981	0.48			$1,358	0.69
U.S.		584	0.46			864	0.66
Non-U.S.		397	0.51			494	0.75
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]
Assets			37.76%				33.35%
Liabilities			25.72				25.69

Statistical Disclosures

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

5.	Interest rates include the effects of interest rate swaps accounted for as hedges.

6.	Consists of long-term secured financings and unsecured long-term borrowings.

7.	Primarily consists of certain payables to customers and counterparties.

8.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

Ratios

The table below presents selected financial ratios.

	Three Months Ended March
	2012	2011
Annualized net earnings to average assets	0.9%	1.2%
Annualized return on average common shareholders’ equity [1]	12.2	12.2	[4]
Annualized return on average total shareholders’ equity [2]	11.9	14.4
Total average equity to average assets	7.5	8.3
Dividend payout ratio [3]	8.9	22.4

1.	Based on annualized net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on annualized net earnings divided by average monthly total shareholders’ equity.

3.	Dividends declared per common share as a percentage of diluted earnings per common share.

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

	As of March 2012
in millions	Banks		Governments		Other		Total
Country
France	$37,858	[1]	$ 3,461		$ 4,134		$45,453
Germany	7,075		18,639		14,184		39,898
Cayman Islands	4		—		31,857		31,861
Japan	14,264		2		11,658		25,924
China	7,232		964		3,162		11,358
United Kingdom	2,428		2,581		5,788		10,797
Italy	623		8,220	[2]	1,135		9,978
Switzerland	3,353		44		6,486		9,883
Canada	480		1,410		6,639		8,529

	As of December 2011
in millions	Banks		Governments		Other		Total
Country
France	$33,916	[1]	$ 2,859		$ 3,776		$40,551
Cayman Islands	—		—		33,742		33,742
Japan	18,745		31		6,457		25,233
Germany	5,458		16,089		3,162		24,709
United Kingdom	2,111		3,349		5,243		10,703
Italy	6,143		3,054		841		10,038	[4]
Ireland	1,148		63		8,801	[3]	10,012
China	6,722		38		2,908		9,668
Switzerland	3,836		40		5,112		8,988
Canada	676		1,019		6,841		8,536
Australia	1,597		470		5,209		7,276

1.	Primarily comprised of secured lending transactions with a clearing house which are secured by collateral.

2.	Primarily comprised of short-term Italian government obligations.

3.

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

References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. All references to March 2012 and March 2011 refer to our periods ended, or the dates, as the context requires, March 31, 2012 and March 31, 2011, respectively. All references to December 2011 refer to the date December 31, 2011. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

The firm generated net earnings of $2.11 billion for the first quarter of 2012, compared with $2.74 billion for the first quarter of 2011. Our diluted earnings per common share were $3.92 for the first quarter of 2012, compared with $1.56 1 for the first quarter of 2011. Annualized return on average common shareholders’ equity (ROE) 2 was 12.2% for the first quarter of 2012, compared with 12.2% 1 for the first quarter of 2011.

Book value per common share was $134.48 and tangible book value per common share 3 was $123.94 as of March 2012, both approximately 3% higher compared with the end of 2011. Our Tier 1 capital ratio under Basel 1 was 14.7% and our Tier 1 common ratio under Basel 1 4 was 12.9% as of March 2012, up from 13.8% and 12.1%, respectively, as of the end of 2011. In April 2012, the Board of Directors of Group, Inc. (Board) increased the firm’s quarterly dividend to $0.46 per common share from $0.35 per common share.

The firm generated net revenues of $9.95 billion for the first quarter of 2012, compared with $11.89 billion for the first quarter of 2011. These results reflected lower net revenues in each of our business segments compared with the first quarter of 2011. An overview of net revenues for each of our business segments is provided below.

1.

Excluding the impact of the preferred dividend of $1.64 billion related to the redemption of our Series G Preferred Stock (calculated as the difference between the carrying value and the redemption value of the preferred stock), diluted earnings per common share were $4.38 and annualized ROE was 14.5% for the first quarter of 2011. We believe that presenting our results for the first quarter of 2011 excluding this dividend is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding this dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share and ROE excluding the impact of this dividend.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment Banking

Net revenues in Investment Banking decreased compared with the first quarter of 2011 as significantly higher net revenues in Financial Advisory were more than offset by significantly lower net revenues in our Underwriting business. Net revenues in equity underwriting were significantly lower than the first quarter of 2011, primarily reflecting a decline in industry-wide activity. Net revenues in debt underwriting were lower compared with a strong first quarter of 2011, primarily reflecting a decline in leveraged finance activity.

Institutional Client Services

Net revenues in Institutional Client Services decreased compared with the first quarter of 2011. The decrease primarily reflected significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution compared with a solid first quarter of 2011, as higher net revenues in interest rate products were more than offset by lower net revenues in the other major businesses. During the first quarter of 2012, Fixed Income, Currency and Commodities Client Execution operated in an environment generally characterized by tighter credit spreads and improved activity levels compared with the fourth quarter of 2011.

Net revenues in Equities decreased slightly compared with the first quarter of 2011, as higher net revenues in equities client execution, reflecting an increase in derivatives, were more than offset by lower commissions and fees, consistent with lower market volumes. Securities services net revenues were essentially unchanged compared with the first quarter of 2011. During the first quarter of 2012, Equities operated in an environment generally characterized by an increase in global equity prices and lower volatility levels compared with the fourth quarter of 2011.

Investing & Lending

Net revenues in Investing & Lending were $1.91 billion for the first quarter of 2012, compared with $2.71 billion for the first quarter of 2011. During the first quarter of 2012, an increase in global equity prices and tighter credit spreads contributed to positive results in Investing & Lending. These results included a gain of $169 million from our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), net gains of $891 million from other investments in equities (with public and private equities each contributing approximately one-half of the net gains), net gains and net interest of $585 million from debt securities and loans, and other net revenues of $266 million, principally related to our consolidated entities held for investment purposes.

Investment Management

Net revenues in Investment Management decreased compared with the first quarter of 2011, primarily due to lower management and other fees and lower transaction revenues. During the quarter, assets under management decreased $4 billion to $824 billion, reflecting net outflows of $26 billion, including net outflows in money market assets and, to a lesser extent, equity and alternative investment assets. This decrease was partially offset by net market appreciation of $22 billion, primarily in equity and fixed income assets.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

Global economic conditions improved gradually during the first quarter of 2012 as real gross domestic product (GDP) appeared to increase in the United States and Japan, as well as China and other emerging markets. However, real GDP in Europe appeared to decline due to continued concerns about European sovereign debt risk. Although macroeconomic challenges persist, positive developments during the first quarter of 2012, including actions undertaken by the European Central Bank and other central banks to address funding risks for European financial institutions, as well as progress in resolving Greece’s debt situation, helped to improve global market conditions. Encouraging U.S. economic data also contributed to the improved market sentiment. In response to these events, credit markets improved, global equity markets increased and volatility levels declined during the quarter. The price of crude oil increased, but showed signs of stabilization by the end of the quarter. The U.S. dollar depreciated against the Euro and the British pound, but appreciated against the Japanese yen. Industry-wide debt offerings and equity and equity-related offerings both increased during the quarter, while announced and completed mergers and acquisitions volumes declined.

United States

In the United States, real GDP increased during the quarter, although at a modestly slower pace than in the fourth quarter of 2011. The growth of fixed investment slowed during the quarter and government spending fell, while consumer spending and residential construction growth increased. Measures of business and consumer confidence improved. Unemployment levels declined during the quarter, although the rate of unemployment remained elevated. Measures of inflation remained subdued during the quarter. Housing market activity improved but continued to be impacted by uncertainty about economic growth. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% and continued to extend the duration of the U.S. Treasury debt it holds. The 10-year U.S. Treasury note yield ended the quarter at 2.23%, 34 basis points higher than the end of 2011. In equity markets, the NASDAQ Composite Index, the S&P 500 Index, and the Dow Jones Industrial Average increased by 19%, 12% and 8%, respectively, during the quarter.

Europe

In the Euro area, real GDP appeared to decline during the quarter, broadly in line with the decline during the fourth quarter of 2011. Despite these contractions, measures of business confidence improved. Measures of core inflation declined during the first quarter. The European Central Bank maintained its main refinancing operations rate at 1.00% and continued injecting liquidity in the Eurosystem through its longer-term refinancing operations (LTROs) which were announced at the end of 2011. The Euro appreciated by 3% against the U.S. dollar. In the United Kingdom, real GDP also declined during the quarter, for the second consecutive quarter. The Bank of England maintained its official bank rate at 0.50% and the British pound appreciated by 3% against the U.S. dollar. Long-term government bond yields generally declined in most Euro area economies, although yields increased in the U.K. The DAX Index, CAC 40 Index, the Euro Stoxx 50 Index, and the FTSE 100 Index increased by 18%, 8%, 7% and 4%, respectively, during the quarter.

Asia

In Japan, real GDP appeared to increase during the quarter, following a decline in the fourth quarter of 2011. Growth appeared to be supported by improved exports and an increase in industrial production and business confidence. During the quarter, the Bank of Japan left its target overnight call rate unchanged at a range of zero to 0.10% and expanded its asset purchase program. In addition, the Bank of Japan introduced a price stability goal in the medium to long term, currently set at an inflation level of 1%. The yield on 10-year Japanese government bonds was essentially unchanged compared with the end of 2011. The Japanese yen depreciated by 8% against the U.S. dollar and the Nikkei 225 index ended the quarter 19% higher. In China, real GDP growth moderated compared with the fourth quarter of 2011, reflecting a slowdown in the pace of growth in industrial production. Measures of inflation continued to decline during the quarter. The People’s Bank of China reduced the reserve requirement ratio by 50 basis points during the quarter. The Chinese yuan slightly appreciated against the U.S. dollar and the Shanghai Composite Index increased by 3% during the quarter. In addition, equity markets in Hong Kong and South Korea increased significantly during the quarter. In India, economic growth appeared to remain solid during the quarter. The rate of wholesale inflation declined significantly during the quarter. The Indian rupee appreciated against the U.S. dollar and equity markets in India increased significantly.

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

Total level 3 financial assets were $48.02 billion and $47.94 billion as of March 2012 and December 2011, respectively.

See Notes 5 through 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about changes in level 3 financial assets and fair value measurements.

	As of March 2012		As of December 2011
in millions	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 10,553	$ 8	$ 13,440	$ —
U.S. government and federal agency obligations	90,488	—	87,040	—
Non-U.S. government obligations	60,812	105	49,205	148
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,724	3,156	6,699	3,346
Loans and securities backed by residential real estate	8,815	1,610	7,592	1,709
Bank loans and bridge loans	18,988	11,051	19,745	11,285
Corporate debt securities	24,370	2,512	22,131	2,480
State and municipal obligations	3,407	612	3,089	599
Other debt obligations	4,702	1,549	4,362	1,451
Equities and convertible debentures	75,927	14,874	65,113	13,667
Commodities	9,462	—	5,762	—
Total cash instruments	314,248	35,477	284,178	34,685
Derivatives	71,258	11,151	80,028	11,900
Financial instruments owned, at fair value	385,506	46,628	364,206	46,585
Securities segregated for regulatory and other purposes	33,679	—	42,014	—
Securities purchased under agreements to resell	181,050	956	187,789	557
Securities borrowed	57,062	—	47,621	—
Receivables from customers and counterparties	8,328	431	9,682	795
Total	$665,625	$48,015	$651,312	$47,937

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

Although economic market conditions have generally improved during the first quarter of 2012, if there is a prolonged period of weakness in the business environment and financial markets, our earnings may be adversely affected, which could result in an impairment of goodwill in the future. In addition, significant changes to other critical inputs of the goodwill impairment test (e.g., cost of equity) could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

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

Financial Overview

The table below presents an overview of our financial results.

	Three Months Ended March
$ in millions, except per share amounts	2012	2011
Net revenues	$9,949	$11,894
Pre-tax earnings	3,181	4,040
Net earnings	2,109	2,735
Net earnings applicable to common shareholders	2,074	908
Diluted earnings per common share	3.92	1.56	[2]
Annualized return on average common shareholders’ equity [1]	12.2%	12.2	% [2]

1.

Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The impact of the $1.64 billion Series G Preferred Stock dividend in the first quarter of 2011 was not annualized in the calculation of annualized net earnings applicable to common shareholders for the three months ended March 2011 as this amount had no impact on other quarters in the year. The table below presents our average common shareholders’ equity.

	Average for the Three Months Ended March
in millions	2012	2011
Total shareholders’ equity	$70,824	$76,052
Preferred stock	(3,100)	(5,993)
Common shareholders’ equity	$67,724	$70,059

2.

Excluding the impact of the preferred dividend of $1.64 billion related to the redemption of our Series G Preferred Stock (calculated as the difference between the carrying value and the redemption value of the preferred stock), diluted earnings per common share were $4.38 and annualized ROE was 14.5% for the first quarter of 2011. We believe that presenting our results for the first quarter of 2011 excluding this dividend is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding this dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of this dividend.

in millions, except per share amount	Three Months Ended March 2011
Net earnings applicable to common shareholders	$ 908
Impact of the Series G Preferred Stock dividend	1,643
Net earnings applicable to common shareholders, excluding the impact of the Series G Preferred Stock dividend	2,551
Divided by: average diluted common shares outstanding	583.0
Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend	$ 4.38

in millions	Average for the Three Months Ended March 2011
Total shareholders’ equity	$76,052
Preferred stock	(5,993)
Common shareholders’ equity	70,059
Impact of the Series G Preferred Stock dividend	411
Common shareholders' equity, excluding the impact of the Series G Preferred Stock dividend	$70,470

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues

Three Months Ended March 2012 versus March 2011. Net revenues on the condensed consolidated statements of earnings were $9.95 billion for the first quarter of 2012, 16% lower than the first quarter of 2011, reflecting lower net revenues in each of our business segments compared with the first quarter of 2011.

Non-interest Revenues

Investment banking

During the first quarter of 2012, investment banking revenues reflected an operating environment generally characterized by continued macroeconomic concerns that weighed on certain corporate activity, despite positive developments during the quarter. Although global equity markets increased and volatility levels declined, industry-wide equity and equity-related underwriting activity levels remained low. However, industry-wide debt underwriting activity significantly improved compared with the second half of 2011, as credit spreads tightened and interest rates remained low. If macroeconomic concerns continue and result in lower levels of client activity, investment banking revenues would likely continue to be negatively impacted.

Three Months Ended March 2012 versus March 2011. Investment banking revenues on the condensed consolidated statements of earnings were $1.16 billion for the first quarter of 2012, 9% lower than the first quarter of 2011, as significantly higher revenues from financial advisory were more than offset by significantly lower revenues in our underwriting business. Revenues in equity underwriting were significantly lower than the first quarter of 2011, primarily reflecting a decline in industry-wide activity. Revenues in debt underwriting were lower compared with a strong first quarter of 2011, primarily reflecting a decline in leveraged finance activity.

Investment management

During the first quarter of 2012, investment management revenues reflected an operating environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets and a shift in investor assets away from money markets, consistent with industry trends. If asset prices decline or investors change their mix of assets to favor lower risk asset classes or continue to withdraw their assets, investment management revenues would likely be negatively impacted.

Three Months Ended March 2012 versus March 2011. Investment management revenues on the condensed consolidated statements of earnings were $1.11 billion for the first quarter of 2012, 6% lower than the first quarter of 2011, primarily due to lower management and other fees.

Commissions and fees

During the first quarter of 2012, commissions and fees reflected an operating environment generally characterized by an increase in global equity prices and lower volatility levels compared with the second half of 2011. Although there were positive developments during the quarter, macroeconomic concerns persist, which contributed to lower market volumes. If macroeconomic concerns continue and result in lower market volumes, commissions and fees would likely continue to be negatively impacted.

Three Months Ended March 2012 versus March 2011. Commissions and fees on the condensed consolidated statements of earnings were $860 million for the first quarter of 2012, 16% lower than the first quarter of 2011, consistent with lower market volumes.

Market making

During the first quarter of 2012, market-making revenues reflected an operating environment characterized by a general improvement in market conditions. Positive developments during the quarter helped to improve market conditions, including actions undertaken by the European Central Bank and other central banks to address funding risks for European financial institutions, as well as progress in resolving Greece’s debt situation. Encouraging U.S. economic data also contributed to the improved market sentiment. These events resulted in tighter credit spreads, improved market liquidity and higher activity levels in certain products, compared with the fourth quarter of 2011. In addition, global equity prices increased and volatility levels decreased. Despite improvements in the operating environment, client sentiment remains fragile as macroeconomic concerns persist, including European sovereign debt risk, uncertainty surrounding the economic prospects in the U.S. and the potential slowdown in the growth of emerging market economies. In addition, other broad market concerns, such as uncertainty over financial regulatory reform persist. If these concerns continue over the long term, market-making revenues would likely continue to be negatively impacted.

Three Months Ended March 2012 versus March 2011. Market-making revenues on the condensed consolidated statements of earnings were $3.91 billion for the first quarter of 2012, 12% lower than the first quarter of 2011, as higher revenues in interest rate products and equity derivatives were more than offset by lower revenues in most of our other major market-making activities.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other principal transactions

During the first quarter of 2012, other principal transactions results reflected an operating environment characterized by an increase in global equity markets and tighter credit spreads. Although these conditions contributed to positive revenues in other principal transactions, macroeconomic concerns persist, particularly regarding the state of global economies, including European sovereign debt risk and uncertainty surrounding the economic prospects in the U.S. In addition, other broad market concerns, such as uncertainty over financial regulatory reform persist. If equity markets decline and credit spreads widen, other principal transactions revenues would likely be negatively impacted.

Three Months Ended March 2012 versus March 2011. Other principal transactions revenues on the condensed consolidated statements of earnings were $1.94 billion for the first quarter of 2012, compared with $2.61 billion for the first quarter of 2011. Results for the first quarter of 2012 included a gain from our investment in the ordinary shares of ICBC, net gains from other investments in equities (with public and private equities each contributing approximately one-half of the net gains), net gains from debt securities and loans, and revenues related to our consolidated entities held for investment purposes. In the first quarter of 2011, revenues in other principal transactions included a gain from our investment in the ordinary shares of ICBC, net gains from other investments in equities, net gains from debt securities and loans, and revenues related to our consolidated entities held for investment purposes.

Net Interest Income

Three Months Ended March 2012 versus March 2011. Net interest income on the condensed consolidated statements of earnings was $981 million for the first quarter of 2012, 28% lower than the first quarter of 2011. The decrease compared with the first quarter of 2011 was primarily due to higher interest expense related to our long-term borrowings and lower average yields on financial instruments owned, at fair value.

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

In the context of more difficult economic and financial conditions, the firm launched an initiative during the second quarter of 2011 to identify areas where we can operate more efficiently and reduce our operating expenses. We have largely implemented our targeted annual run rate compensation and non-compensation reduction of approximately $1.4 billion and continue to identify savings opportunities.

The table below presents our operating expenses and total staff.

	Three Months Ended March
$ in millions	2012	2011
Compensation and benefits	$ 4,378	$ 5,233
Brokerage, clearing, exchange and distribution fees	567	620
Market development	117	179
Communications and technology	196	198
Depreciation and amortization	433	590
Occupancy	212	267
Professional fees	234	233
Insurance reserves [1]	157	88
Other expenses	474	446
Total non-compensation expenses	2,390	2,621
Total operating expenses	$ 6,768	$ 7,854
Total staff at period-end [2]	32,400	35,400

1.	Revenues related to our insurance activities are included in “Market making” on the condensed consolidated statements of earnings.

2.	Includes employees, consultants and temporary staff.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended March 2012 versus March 2011. Operating expenses were $6.77 billion for the first quarter of 2012, 14% lower than the first quarter of 2011. The accrual for compensation and benefits expenses was $4.38 billion for the first quarter of 2012, a 16% decline compared with the first quarter of 2011. The ratio of compensation and benefits to net revenues for the first quarter of 2012 was 44.0%, consistent with the first quarter of 2011. Total staff decreased 3% during the first quarter of 2012.

Non-compensation expenses were $2.39 billion, 9% lower than the first quarter of 2011. The decrease compared with the first quarter of 2011 reflected lower impairment charges, lower market development expenses, principally reflecting the impact of expense reduction initiatives, lower occupancy expenses and lower brokerage, clearing, exchange and distribution fees. These decreases were partially offset by increased reserves related to the firm’s insurance business. The first quarter of 2012 included impairment charges related to consolidated investments of $116 million and net provisions for litigation and regulatory proceedings of $59 million.

Provision for Taxes

The effective income tax rate for the first quarter of 2012 was 33.7%, up from 28.0% for 2011. The increase in the effective income tax rate was primarily due to the earnings mix and a decrease in the impact of permanent benefits.

Effective January 1, 2012, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired. This change did not have a material effect on our financial condition, results of operations or cash flows for the three months ended March 2012 and we do not expect this change to have a material effect on our financial condition, results of operations or cash flows for the remainder of 2012. This change may have a material impact on our effective tax rate for 2013 if the expired provisions are not re-enacted.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

in millions		Three Months Ended March
		2012	2011
Investment Banking	Net revenues	$1,154	$1,269
	Operating expenses	866	923
	Pre-tax earnings	$288	$346
Institutional Client Services	Net revenues	$5,709	$6,647
	Operating expenses	3,883	4,584
	Pre-tax earnings	$1,826	$2,063
Investing & Lending	Net revenues	$1,911	$2,705
	Operating expenses	958	1,231
	Pre-tax earnings	$953	$1,474
Investment Management	Net revenues	$1,175	$1,273
	Operating expenses	990	1,067
	Pre-tax earnings	$185	$206
Total	Net revenues	$9,949	$11,894
	Operating expenses	6,768	7,854
	Pre-tax earnings	$3,181	$4,040

Total operating expenses in the table above include the following expenses that have not been allocated to our segments:

•	net provisions for a number of litigation and regulatory proceedings of $59 million and $24 million for the three months ended March 2012 and March 2011, respectively; and

•	charitable contributions of $12 million and $25 million for the three months ended March 2012 and March 2011, respectively.

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended March
in millions	2012	2011
Financial Advisory	$ 489	$ 357
Equity underwriting	255	426
Debt underwriting	410	486
Total Underwriting	665	912
Total net revenues	1,154	1,269
Operating expenses	866	923
Pre-tax earnings	$ 288	$ 346

The table below presents our financial advisory and underwriting transaction volumes.1

	Three Months Ended March
in billions	2012	2011
Announced mergers and acquisitions	$117	$170
Completed mergers and acquisitions	79	165
Equity and equity-related offerings [2]	14	26
Debt offerings [3]	72	72

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

Three Months Ended March 2012 versus March 2011. Net revenues in Investment Banking were $1.15 billion, 9% lower than the first quarter of 2011.

Net revenues in Financial Advisory were $489 million, 37% higher than the first quarter of 2011. Net revenues in our Underwriting business were $665 million, 27% lower than the first quarter of 2011. Net revenues in equity underwriting were significantly lower than the first quarter of 2011, primarily reflecting a decline in industry-wide activity. Net revenues in debt underwriting were lower compared with a strong first quarter of 2011, primarily reflecting a decline in leveraged finance activity.

During the first quarter of 2012, Investment Banking operated in an environment generally characterized by continued macroeconomic concerns that weighed on certain corporate activity, despite positive developments during the quarter. Although global equity markets increased and volatility levels declined, industry-wide equity and equity-related underwriting activity levels remained low. However, industry-wide debt underwriting activity significantly improved compared with the second half of 2011, as credit spreads tightened and interest rates remained low. If macroeconomic concerns continue and result in lower levels of client activity, net revenues in Investment Banking would likely continue to be negatively impacted.

Our investment banking transaction backlog was essentially unchanged compared with the end of 2011, reflecting higher estimated net revenues from potential underwriting transactions, offset by lower estimated net revenues from potential advisory transactions. Estimated net revenues from potential debt underwriting transactions were higher compared with the end of 2011, primarily reflecting an increase in client mandates to underwrite leveraged finance transactions. Estimated net revenues from potential equity underwriting transactions were also higher compared with the end of 2011, reflecting an increase in client mandates to underwrite initial public offerings.

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

Operating expenses were $866 million for the first quarter of 2012, 6% lower than the first quarter of 2011, primarily due to decreased compensation and benefits expenses. Pre-tax earnings were $288 million in the first quarter of 2012, 17% lower than the first quarter of 2011.

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended March
in millions	2012	2011
Fixed Income, Currency and Commodities Client Execution	$3,458	$4,325
Equities client execution	1,050	979
Commissions and fees	834	971
Securities services	367	372
Total Equities	2,251	2,322
Total net revenues	5,709	6,647
Operating expenses	3,883	4,584
Pre-tax earnings	$1,826	$2,063

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended March 2012 versus March 2011. Net revenues in Institutional Client Services were $5.71 billion, 14% lower than the first quarter of 2011.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $3.46 billion, 20% lower than a solid first quarter of 2011, as higher net revenues in interest rate products were more than offset by lower net revenues in the other major businesses. During the first quarter of 2012, Fixed Income, Currency and Commodities Client Execution operated in an environment generally characterized by tighter credit spreads and improved activity levels compared with the fourth quarter of 2011.

Net revenues in Equities were $2.25 billion, 3% lower than the first quarter of 2011, as higher net revenues in equities client execution, reflecting an increase in derivatives, were more than offset by lower commissions and fees, consistent with lower market volumes. Securities services net revenues were essentially unchanged compared with the first quarter of 2011. During the first quarter of 2012, Equities operated in an environment generally characterized by an increase in global equity prices and lower volatility levels compared with the fourth quarter of 2011.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $224 million for the first quarter of 2012, compared with a net gain of $41 million for the first quarter of 2011.

During the first quarter of 2012, Institutional Client Services operated in an environment characterized by a general improvement in market conditions. Positive developments during the quarter helped to improve market conditions, including actions undertaken by the European Central Bank and other central banks to address funding risks for European financial institutions, as well as progress in resolving Greece’s debt situation. Encouraging U.S. economic data also contributed to the improved market sentiment. These events resulted in tighter credit spreads, improved market liquidity and higher activity levels in certain businesses, compared with the fourth quarter of 2011. In addition, global equity prices increased and volatility levels decreased. Despite improvements in the operating environment, client sentiment remains fragile as macroeconomic concerns persist, including European sovereign debt risk, uncertainty surrounding the economic prospects in the U.S. and the potential slowdown in the growth of emerging market economies. In addition, other broad market concerns, such as uncertainty over financial regulatory reform persist. If these concerns continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $3.88 billion for the first quarter of 2012, 15% lower than the first quarter of 2011, primarily due to decreased compensation and benefits expenses and the impact of impairment charges related to Litton Loan Servicing LP during the first quarter of 2011. These decreases were partially offset by increased reserves related to our insurance business. Pre-tax earnings were $1.83 billion in the first quarter of 2012, 11% lower than the first quarter of 2011.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended March
in millions	2012	2011
ICBC	$ 169	$ 316
Equity securities (excluding ICBC)	891	1,054
Debt securities and loans	585	1,024
Other [1]	266	311
Total net revenues	1,911	2,705
Operating expenses	958	1,231
Pre-tax earnings	$ 953	$1,474

1.	Primarily includes net revenues related to our consolidated entities held for investment purposes.

Three Months Ended March 2012 versus March 2011. Net revenues in Investing & Lending were $1.91 billion for the first quarter of 2012, compared with $2.71 billion for the first quarter of 2011. During the first quarter of 2012, an increase in global equity prices and tighter credit spreads contributed to positive results in Investing & Lending. These results included a gain of $169 million from our investment in the ordinary shares of ICBC, net gains of $891 million from other investments in equities (with public and private equities each contributing approximately one-half of the net gains), net gains and net interest of $585 million from debt securities and loans, and other net revenues of $266 million, principally related to our consolidated entities held for investment purposes.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Results for the first quarter of 2011 included a gain of $316 million from our investment in the ordinary shares of ICBC, net gains of $1.05 billion from other investments in equities, net gains and net interest of $1.02 billion from debt securities and loans, and other net revenues of $311 million, principally related to our consolidated entities held for investment purposes. These results generally reflected an increase in global equity prices and favorable credit markets during the first quarter of 2011.

Operating expenses were $958 million for the first quarter of 2012, 22% lower than the first quarter of 2011, primarily due to decreased compensation and benefits expenses, partially offset by higher impairment charges related to our consolidated investments. Pre-tax earnings were $953 million in the first quarter of 2012, 35% lower than the first quarter of 2011.

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

The table below presents the operating results of our Investment Management segment.

	Three Months Ended March
in millions	2012	2011
Management and other fees	$1,003	$1,048
Incentive fees	58	74
Transaction revenues	114	151
Total net revenues	1,175	1,273
Operating expenses	990	1,067
Pre-tax earnings	$ 185	$ 206

Assets under management include client assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds and private equity funds (including real estate funds), and separately managed accounts for institutional and individual investors. Assets under management do not include the self-directed assets of our clients, including brokerage accounts, or interest-bearing deposits held through our bank depository institution subsidiaries.

The tables below present our assets under management by asset class and a summary of the changes in our assets under management.

	As of
	March 31,		December 31,
in billions	2012	2011	2011	2010
Alternative investments [1]	$139	$151	$142	$148
Equity	136	150	126	144
Fixed income	347	338	340	340
Total non-money market assets	622	639	608	632
Money markets	202	201	220	208
Total assets under management	$824	$840	$828	$840

1.	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

	Three Months Ended March 31,
in billions	2012	2011
Balance, beginning of period	$828	$840
Net inflows/(outflows)
Alternative investments	(4)	—
Equity	(5)	—
Fixed income	1	(5)
Total non-money market net inflows/(outflows)	(8)	(5)
Money markets	(18)	(7)
Total net inflows/(outflows)	(26)	(12)
Net market appreciation/(depreciation)	22	12
Balance, end of period	$824	$840

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended March 2012 versus March 2011. Net revenues in Investment Management were $1.18 billion, 8% lower than the first quarter of 2011. The decrease in net revenues compared with the first quarter of 2011 was primarily due to lower management and other fees and lower transaction revenues. During the quarter, assets under management decreased $4 billion to $824 billion, reflecting net outflows of $26 billion, including net outflows in money market assets and, to a lesser extent, equity and alternative investment assets. This decrease was partially offset by net market appreciation of $22 billion, primarily in equity and fixed income assets.

During the first quarter of 2012, Investment Management operated in an environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets and a shift in investor assets away from money markets, consistent with industry trends. If asset prices decline or investors change their mix of assets to favor lower risk asset classes or continue to withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

Operating expenses were $990 million for the first quarter of 2012, 7% lower than the first quarter of 2011, primarily due to decreased compensation and benefits expenses. Pre-tax earnings were $185 million in the first quarter of 2012, 10% lower than the first quarter of 2011.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In addition, we evaluated the limitations on sponsorship of, and investments in, hedge funds and private equity funds. The firm earns management fees and incentive fees for investment management services from private equity and hedge funds, which are included in our Investment Management segment. The firm also makes investments in funds and the gains and losses from such investments are included in our Investing & Lending segment; these gains and losses will be impacted by the Volcker Rule. The Volcker Rule limitation on investments in hedge funds and private equity funds requires the firm to reduce its investment in each private equity and hedge fund to 3% or less of net asset value, and to reduce the firm’s aggregate investment in all such funds to 3% or less of the firm’s Tier 1 capital. Over the period from 1999 through the first quarter of 2012, the firm’s aggregate net revenues from its investments in hedge funds and private equity funds were not material to the firm’s aggregate total net revenues over the same period. We continue to manage our existing private equity funds taking into account the transition periods under the Volcker Rule. With respect to our hedge funds, we currently plan to comply with the Volcker Rule by redeeming certain of our interests in the funds. We currently expect to redeem up to approximately 10% of certain hedge funds’ total redeemable units per quarter over ten consecutive quarters, beginning March 2012 and ending June 2014. We redeemed approximately $250 million of these interests in hedge funds during the quarter ended March 2012. In addition, we have limited the firm’s initial investment to 3% for certain new funds.

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

In addition, the U.S. federal bank regulatory agencies issued revised proposals to modify their market risk regulatory capital requirements for banking organizations in the United States that have significant trading activities. The modifications are designed to address the adjustments to the market risk framework that were announced by the Basel Committee in June 2010 (Basel 2.5), as well as the prohibition on the use of credit ratings, as required by the Dodd-Frank Act. We expect the federal banking agencies to propose further modifications to their capital adequacy regulations to address both the guidelines issued by the Basel Committee in December 2010 (Basel 3) and other aspects of the Dodd-Frank Act, including requirements for global systemically important banks. Once implemented, it is likely that these changes will result in increased capital requirements, although their full impact will not be known until the U.S. federal bank regulatory agencies publish their final rules.

The Dodd-Frank Act also establishes a Bureau of Consumer Financial Protection having broad authority to regulate providers of credit, payment and other consumer financial products and services, and this Bureau has oversight over certain of our products and services.

See “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for more information.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

•

Through our Internal Capital Adequacy Assessment Process (ICAAP) and our resolution and recovery planning, we further analyze how we would manage our balance sheet and risks through the duration of a severe crisis and we develop plans to access funding, generate liquidity, and/or redeploy equity capital, as appropriate.

Balance Sheet Allocation

In addition to preparing our condensed consolidated statements of financial condition in accordance with U.S. GAAP, we prepare a balance sheet that generally allocates assets to our businesses, which is a non-GAAP presentation and may not be comparable to similar non-GAAP presentations used by other companies. We believe that presenting our assets on this basis is meaningful because it is consistent with the way management views and manages risks associated with the firm’s assets and better enables investors to assess the liquidity of the firm’s assets. The table below presents a summary of this balance sheet allocation.

	As of
in millions	March 2012	December 2011
Excess liquidity (Global Core Excess)	$170,851	$171,581
Other cash	8,196	7,888
Excess liquidity and cash	179,047	179,469
Secured client financing	261,952	283,707
Inventory	297,297	273,640
Secured financing agreements	96,286	71,103
Receivables	36,478	35,769
Institutional Client Services	430,061	380,512
ICBC	5,126	4,713
Equity (excluding ICBC)	23,890	23,041
Debt	22,261	23,311
Receivables and other	5,645	5,320
Investing & Lending	56,922	56,385
Total inventory and related assets	486,983	436,897
Other assets	22,950	23,152
Total assets	$950,932	$923,225

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

	As of March 2012
in millions	Excess Liquidity and Cash [1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 57,138	$ —	$ —	$ —	$ —	$ 57,138
Cash and securities segregated for regulatory and other purposes	—	53,099	—	—	—	53,099
Securities purchased under agreements to resell and federal funds sold	56,996	80,440	43,327	287	—	181,050
Securities borrowed	28,975	87,158	52,959	—	—	169,092
Receivables from brokers, dealers and clearing organizations	—	4,067	12,598	221	—	16,886
Receivables from customers and counterparties	—	37,188	23,880	4,143	—	65,211
Financial instruments owned, at fair value	35,938	—	297,297	52,271	—	385,506
Other assets	—	—	—	—	22,950	22,950
Total assets	$179,047	$261,952	$430,061	$56,922	$22,950	$950,932

	As of December 2011
in millions	Excess Liquidity and Cash [1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 56,008	$ —	$ —	$ —	$ —	$ 56,008
Cash and securities segregated for regulatory and other purposes	—	64,264	—	—	—	64,264
Securities purchased under agreements to resell and federal funds sold	70,220	98,445	18,671	453	—	187,789
Securities borrowed	14,919	85,990	52,432	—	—	153,341
Receivables from brokers, dealers and clearing organizations	—	3,252	10,612	340	—	14,204
Receivables from customers and counterparties	—	31,756	25,157	3,348	—	60,261
Financial instruments owned, at fair value	38,322	—	273,640	52,244	—	364,206
Other assets	—	—	—	—	23,152	23,152
Total assets	$179,469	$283,707	$380,512	$56,385	$23,152	$923,225

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

	As of
in millions	March 2012	December 2011
Bank loans and bridge loans [1]	$18,988	$19,745
Private equity investments and restricted public equity securities [2]	16,529	15,463
Mortgage and other asset-backed loans and securities	15,539	14,291
High-yield and other debt obligations	13,276	11,118
ICBC ordinary shares [3]	5,126	4,713
Emerging market debt securities	5,629	4,624
Emerging market equity securities	4,843	3,922
Other investments in funds [4]	3,396	3,394

1.	Includes funded commitments and inventory held in connection with our origination, investing and market-making activities.

2.

Includes interests in funds that we manage. Such amounts exclude assets for which the firm does not bear economic exposure of $2.32 billion and $2.38 billion as of March 2012 and December 2011, respectively, including assets related to consolidated investment funds and consolidated variable interest entities (VIEs).

3.

Includes interests of $2.82 billion and $2.60 billion as of March 2012 and December 2011, respectively, held by investment funds managed by Goldman Sachs. As of the date of this filing, these investment funds no longer have an interest in the ordinary shares of ICBC.

4.

Includes interests in other investment funds that we manage. We redeemed approximately $250 million of these interests in hedge funds during the quarter ended March 2012. See “Results of Operations — Regulatory Developments” for more information about our plans to redeem certain of our interests in hedge funds to comply with the Volcker Rule.

See Notes 4 through 6 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about the financial instruments we hold.

Balance Sheet Analysis and Metrics

As of March 2012, total assets on our condensed consolidated statements of financial condition were $950.93 billion, an increase of $27.71 billion from December 2011. This increase was due to (i) an increase in financial instruments owned, at fair value of $21.30 billion, primarily due to increases in non-U.S. government obligations and equities and convertible debentures, partially offset by a decrease in derivatives and (ii) an increase in securities borrowed of $15.75 billion, primarily due to increases in client and firm activity. These increases were partially offset by decreases in cash and securities segregated of $11.17 billion, primarily due to decreases in reserve balances held by broker-dealer subsidiaries related to client activity.

As of March 2012, total liabilities on our condensed consolidated statements of financial condition were $879.28 billion, an increase of $26.43 billion from December 2011. This increase was due to (i) an increase in payables to customers and counterparties of $12.00 billion, primarily due to increases in client activity, (ii) an increase in securities sold under agreements to repurchase, at fair value of $8.59 billion, due to client activity, and (iii) an increase in financial instruments sold, but not yet purchased, at fair value of $6.24 billion, primarily due to increases in U.S. and non-U.S. government and federal agency obligations, partially offset by decreases in derivatives.

As of March 2012 and December 2011, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $173.09 billion and $164.50 billion, respectively, which were 3% higher and 7% higher, respectively, than the daily average amount of repurchase agreements over the respective quarters. As of March 2012, the increase in our repurchase agreements relative to the daily average during the quarter was due to client activity at the end of the quarter. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents information on our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	March 2012		December 2011
Total assets	$950,932		$923,225
Adjusted assets	$647,592		$604,391
Unsecured long-term borrowings	$171,592		$173,545
Total shareholders’ equity	$ 71,656		$ 70,379
Leverage ratio	13.3	x	13.1	x
Adjusted leverage ratio	9.0	x	8.6	x
Debt to equity ratio	2.4	x	2.5	x

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

The table below presents the reconciliation of total assets to adjusted assets.

		As of
in millions		March 2012	December 2011
Total assets		$ 950,932	$ 923,225
Deduct:	Securities borrowed	(169,092)	(153,341)
	Securities purchased under agreements to resell and federal funds sold	(181,050)	(187,789)
Add:	Financial instruments sold, but not yet purchased, at fair value	151,251	145,013
	Less derivative liabilities	(51,350)	(58,453)
	Subtotal	(250,241)	(254,570)
Deduct:	Cash and securities segregated for regulatory and other purposes	(53,099)	(64,264)
Adjusted assets		$ 647,592	$ 604,391

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

Our adjusted leverage ratio increased to 9.0x as of March 2012 from 8.6x as of December 2011 as our adjusted assets increased.

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

•

long-term unsecured debt (including structured notes) through syndicated U.S. registered offerings, U.S. registered and 144A medium-term note programs, offshore medium-term note offerings and other debt offerings;

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of March 2012.

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

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCE. We issue in different tenors, currencies, and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through the first quarter of 2018 as of March 2012.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The weighted average maturity of our unsecured long-term borrowings as of March 2012 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

Temporary Liquidity Guarantee Program (TLGP). As of March 2012, we had $5.51 billion of senior unsecured short-term debt outstanding guaranteed by the FDIC under the TLGP, all of which will mature on or prior to June 15, 2012. We have not issued long-term debt under the TLGP since March 2009 and the program has expired for new issuances.

Deposits. As of March 2012, our bank depository institution subsidiaries had $50.87 billion in customer deposits, including $17.48 billion of certificates of deposit and other time deposits with a weighted average maturity of three years, and $33.39 billion of other deposits, substantially all of which were from cash sweep programs. We utilize deposits to finance lending activities in our bank subsidiaries and to support potential outflows, such as draws on unfunded commitments.

Unsecured Short-Term Borrowings. A significant portion of our short-term borrowings were originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We primarily issue commercial paper, promissory notes, and other hybrid instruments.

As of March 2012, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $48.72 billion. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured short-term borrowings.

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

Effective December 2011, as part of the Federal Reserve Board’s annual Comprehensive Capital Analysis and Review, U.S. bank holding companies with total consolidated assets of $50 billion or greater, are required to submit annual capital plans for review by the Federal Reserve Board. The capital plans should demonstrate the ability of a bank holding company to maintain its capital ratios above minimum regulatory capital requirements and above a Tier 1 common ratio of 5% on a pro forma basis inclusive of proposed capital actions under expected and stressed scenarios. The purpose of the Federal Reserve Board’s review is to ensure that these institutions have robust, forward-looking capital planning processes that account for their unique risks and that permit continued operations during times of economic and financial stress. As part of the capital plan review, the Federal Reserve Board evaluates an institution’s plan to make capital distributions, such as increasing dividend payments or repurchasing or redeeming stock, across a range of macro-economic and firm-specific assumptions. On March 13, 2012, the Federal Reserve informed us that it did not object to our proposed capital actions through the first quarter of 2013, including the repurchase of outstanding common stock and an increase in the quarterly common stock dividend.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

As of March 2012, our total shareholders’ equity was $71.66 billion (consisting of common shareholders’ equity of $68.56 billion and preferred stock of $3.10 billion). As of December 2011, our total shareholders’ equity was $70.38 billion (consisting of common shareholders’ equity of $67.28 billion and preferred stock of $3.10 billion). In addition, $3.25 billion of our junior subordinated debt issued to trusts and $1.75 billion of preferred stock purchase contracts related to Normal Automatic Preferred Enhanced Capital Securities (APEX) issued by Goldman Sachs Capital II qualify as equity capital for regulatory and certain rating agency purposes. See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Consolidated Regulatory Capital Ratios

The table below presents information about our regulatory capital ratios.

	As of
$ in millions	March 2012	December 2011
Common shareholders’ equity	$ 68,556	$ 67,279
Less: Goodwill	(3,782)	(3,802)
Less: Disallowable intangible assets	(1,588)	(1,666)
Less: Other deductions [1]	(6,752)	(6,649)
Tier 1 Common Capital	56,434	55,162
Preferred stock	3,100	3,100
Junior subordinated debt issued to trusts [2]	3,250	5,000
Stock purchase contracts related to APEX securities [2]	1,750	—
Tier 1 Capital	64,534	63,262
Qualifying subordinated debt [3]	13,480	13,828
Other adjustments	79	53
Tier 2 Capital	$ 13,559	$ 13,881
Total Capital	$ 78,093	$ 77,143
Risk-Weighted Assets [4]	$437,570	$457,027
Tier 1 Capital Ratio	14.7%	13.8%
Total Capital Ratio	17.8%	16.9%
Tier 1 Leverage Ratio [4]	7.1%	7.0%
Tier 1 Common Ratio [5]	12.9%	12.1%

1.

Principally includes equity investments in non-financial companies and the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidated entities.

2.

See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the junior subordinated debt issued to trusts and the preferred stock purchase contracts related to APEX securities issued by Goldman Sachs Capital II.

3.	Substantially all of our subordinated debt qualifies as Tier 2 capital for Basel 1 purposes.

4.	See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the firm’s RWAs and Tier 1 leverage ratio.

5.

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

Our Tier 1 capital ratio increased to 14.7% as of March 2012 from 13.8% as of December 2011 primarily reflecting an increase in shareholders’ equity and a decrease in RWAs. Our Tier 1 leverage ratio increased to 7.1% as of March 2012 from 7.0% as of December 2011 reflecting an increase in our Tier 1 capital, primarily due to an increase in shareholders’ equity.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Additionally, Basel 3 revises the definition of Tier 1 capital, introduces Tier 1 common equity as a regulatory metric, sets new minimum capital ratios (including a new “capital conservation buffer,” which must be composed exclusively of Tier 1 common equity and will be in addition to the minimum capital ratios), introduces a Tier 1 leverage ratio within international guidelines for the first time, and makes substantial revisions to the computation of RWAs for credit exposures. Implementation of the new requirements is expected to take place over the next several years. Although the U.S. federal banking agencies have now issued proposed rules that are intended to implement certain aspects of the Basel 2.5 guidelines, they have not yet addressed all aspects of those guidelines or the Basel 3 changes.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of March 2012 and December 2011, Group Inc.’s equity investment in subsidiaries was $68.60 billion and $67.70 billion, respectively, compared with its total shareholders’ equity of $71.66 billion and $70.38 billion, respectively.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Preferred Stock. In March 2011, we provided notice to Berkshire Hathaway that we would redeem in full the 50,000 shares of our Series G Preferred Stock held by Berkshire Hathaway for the stated redemption price of $5.50 billion ($110,000 per share), plus accrued and unpaid dividends. In connection with this notice, we recognized a preferred dividend of $1.64 billion (calculated as the difference between the carrying value and the redemption value of the preferred stock), which was recorded as a reduction to earnings applicable to common shareholders for the first quarter of 2011. The redemption also resulted in the acceleration of $24 million of preferred dividends related to the period from April 1, 2011 to the redemption date, which was included in our results during the three months ended March 2011. The Series G Preferred Stock was redeemed on April 18, 2011. Berkshire Hathaway continues to hold a five-year warrant, issued in October 2008, to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share.

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

As of March 2012, under the share repurchase program approved by the Board, we can repurchase up to 60.3 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on our repurchase program.

See Notes 16 and 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Capital Metrics

The table below presents information on our shareholders’ equity and book value per common share.

	As of
$ in millions, except per share amounts	March 2012	December 2011
Total shareholders’ equity	$71,656	$70,379
Common shareholders’ equity	68,556	67,279
Tangible common shareholders’ equity	63,186	61,811
Book value per common share	134.48	130.31
Tangible book value per common share	123.94	119.72

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

The table below presents the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of
in millions	March 2012	December 2011
Total shareholders’ equity	$71,656	$70,379
Deduct: Preferred stock	(3,100)	(3,100)
Common shareholders’ equity	68,556	67,279
Deduct: Goodwill and identifiable intangible assets	(5,370)	(5,468)
Tangible common shareholders’ equity	$63,186	$61,811

Book value and tangible book value per common share. Book value and tangible book value per common share are based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 509.8 million and 516.3 million as of March 2012 and December 2011, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our unsecured long-term borrowings, secured long-term financings, time deposits, contractual interest payments and insurance agreements, all of which are included in our condensed consolidated statements of financial condition. Our obligations to make future cash payments also include certain off-balance-sheet contractual obligations such as purchase obligations, minimum rental payments under noncancelable leases and commitments and guarantees.

The table below presents our contractual obligations, commitments and guarantees as of March 2012.

in millions	Remainder of 2012	2013-2014	2015-2016	2017- Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits [1]	$ —	$ 5,779	$ 2,850	$ 3,892	$ 12,521
Secured long-term financings [2]	—	5,072	1,014	1,725	7,811
Unsecured long-term borrowings [3]	—	33,967	43,572	94,053	171,592
Contractual interest payments [4]	5,015	13,419	10,604	35,719	64,757
Insurance liabilities [5]	935	2,473	1,865	18,449	23,722
Subordinated liabilities issued by consolidated VIEs	44	36	—	928	1,008
Amounts related to off-balance-sheet arrangements
Commitments to extend credit	8,272	14,694	36,755	7,257	66,978
Contingent and forward starting resale and securities borrowing agreements	83,483	321	—	—	83,804
Forward starting repurchase and secured lending agreements	13,161	—	—	—	13,161
Underwriting commitments	74	—	—	—	74
Letters of credit	588	198	112	6	904
Investment commitments	1,731	3,564	410	2,455	8,160
Other commitments	4,104	112	36	7	4,259
Minimum rental payments	333	809	638	1,380	3,160
Derivative guarantees	501,166	278,786	64,457	61,428	905,837
Securities lending indemnifications	29,002	—	—	—	29,002
Other financial guarantees	521	777	1,220	1,024	3,542

1.	Excludes $4.96 billion of time deposits maturing within one year.

2.

The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales and certain other nonrecourse financings, exceeded their related fair value by $197 million.

3.

Includes $9.47 billion related to interest rate hedges on certain unsecured long-term borrowings. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $196 million.

4.

Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of March 2012. Includes stated coupons, if any, on structured notes.

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

As of March 2012, our unsecured long-term borrowings were $171.59 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

As of March 2012, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $3.16 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three months ended March 2012, total occupancy expenses for space held in excess of our current requirements were not material. In addition, during the three months ended March 2012, we did not incur any exit costs related to our office space. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

Firmwide Risk Committee. The Firmwide Risk Committee is responsible for the ongoing monitoring and control of the firm’s global financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by the firm’s chief financial officer and a senior managing director from the firm’s executive office, and reports to the Management Committee. The following four committees report to the Firmwide Risk Committee. The chairperson of the Finance Committee is appointed by the

Firmwide Risk Committee; the chairperson of the Securities Division Risk Committee is appointed by the chairperson of the Firmwide Risk Committee; and the chairpersons of the Credit Policy and Operational Risk Committees are appointed by the firm’s chief risk officer:

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Commitments Committee. The Firmwide Commitments Committee reviews the firm’s underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the firm’s senior strategy officer and the head of Mergers & Acquisitions for Europe, Middle East, Africa and Asia Pacific for Investment Banking who are appointed by the Firmwide Client and Business Standards Committee chairperson.

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

Conflicts Management

Conflicts of interest and the firm’s approach to dealing with them are fundamental to our client relationships, our reputation and our long-term success. The term “conflict of interest” does not have a universally accepted meaning, and conflicts can arise in many forms within a business or between businesses. The responsibility for identifying potential conflicts, as well as complying with the firm’s policies and procedures, is shared by the entire firm.

We have a multilayered approach to resolving conflicts and addressing reputational risk. The firm’s senior management oversees policies related to conflicts resolution. The firm’s senior management, the Business Selection and Conflicts Resolution Group, the Legal and Compliance departments, the Firmwide Client and Business Standards Committee and other internal committees all play roles in the formulation of policies, standards and principles and assist in making judgments regarding the appropriate resolution of particular conflicts. Resolving potential conflicts necessarily depends on the facts and circumstances of a particular situation and the application of experienced and informed judgment.

At the transaction level, various people and groups have roles. As a general matter, prior to businesses accepting mandates, or making new loans or investments, the Business Selection and Conflicts Resolution Group reviews the potential transaction. It reviews all financing and advisory assignments in Investment Banking and investing, lending and other activities of the firm. Various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees across the firm, also review new underwritings, loans, investments and structured products. These committees work with internal and external lawyers and the Compliance department to evaluate and address any actual or potential conflicts.

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules, and regulations.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

As of March 2012 and December 2011, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $170.85 billion and $171.58 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including but not limited to a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of March 2012 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
in millions	Three Months Ended March 2012	Year Ended December 2011
U.S. dollar-denominated	$118,929	$125,668
Non-U.S. dollar-denominated	48,295	40,291
Total	$167,224	$165,959

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

The table below presents the fair value of our GCE by asset class.

	Average for the
in millions	Three Months Ended March 2012	Year Ended December 2011
Overnight cash deposits	$ 46,190	$ 34,622
U.S. government obligations	73,547	88,528
U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	1,287	5,018
German, French, Japanese and United Kingdom government obligations	46,200	37,791
Total	$167,224	$165,959

The GCE is held at Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the
in millions	Three Months Ended March 2012	Year Ended December 2011
Group Inc.	$ 41,802	$ 49,548
Major broker-dealer subsidiaries	74,515	75,086
Major bank subsidiaries	50,907	41,325
Total	$167,224	$165,959

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $84.73 billion and $83.32 billion for the three months ended March 2012 and year ended December 2011, respectively. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in our Modeled Liquidity Outflow.

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

Our goal is to ensure that the firm maintains sufficient liquidity to fund its assets and meet its contractual and contingent obligations in normal times as well as during periods of market stress. Through our dynamic balance sheet management process, (see “Balance Sheet and Funding Sources — Balance Sheet Management”), we use actual and projected asset balances to determine secured and unsecured funding requirements. Funding plans are reviewed and approved by the Finance Committee on a quarterly basis. In addition, senior managers in our independent control and support functions regularly analyze, and the Finance Committee reviews, our consolidated total capital position (unsecured long-term borrowings plus total shareholders’ equity) so that we maintain a level of long-term funding that is sufficient to meet our long-term financing requirements. In a liquidity crisis, we would first use our GCE in order to avoid reliance on asset sales (other than our GCE). However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2012, Group Inc. had $28.87 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $28.03 billion invested in GSI, a regulated U.K. broker-dealer; $2.67 billion invested in GSEC, a U.S. registered broker-dealer; $3.96 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $19.75 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also provided, directly or indirectly, $82.77 billion of unsubordinated loans and $6.69 billion of collateral to these entities, substantially all of which was to GS&Co. and GSI, as of March 2012. In addition, as of March 2012, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Ratings

The table below presents our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) and outlook.

As of March 2012
	Short-Term Debt		Long-Term Debt		Subordinated Debt	Trust Preferred [1]	Preferred Stock		Rating Outlook
DBRS, Inc.	R-1 (middle	)	A (high	)	A	A	BBB	[3]	Stable
Fitch, Inc.	F1		A	[2]	A-	BBB-	BB+	[4]	Stable
Moody’s Investors Service	P-1		A1	[2]	A2	A3	Baa2	[3]	Downgrade review	[5]
Standard & Poor’s Ratings Services	A-2		A-	[2]	BBB+	BB+	BB+	[3]	Negative
Rating and Investment Information, Inc.	a-1+		AA-		A+	N/A	N/A		Negative

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes the senior guaranteed trust securities issued by Murray Street Investment Trust I.

3.	Includes Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

4.	Includes Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II. The APEX issued by Goldman Sachs Capital III has been assigned a rating of BBB-.

5.	On February 15, 2012, Moody’s Investors Service placed the long- and short-tem debt ratings of Group Inc. under review for downgrade as part of a global review of financial institutions.

The table below presents the unsecured credit ratings of GS Bank USA, GS&Co. and GSI.

As of March 2012
	Short-Term Debt	Long-Term Debt	Short-Term Bank Deposits	Long-Term Bank Deposits
Fitch, Inc.
GS Bank USA	F1	A	F1	A+
GS&Co.	F1	A	N/A	N/A
Moody’s Investors Service
GS Bank USA	P-1	Aa3	P-1	Aa3
Standard & Poor’s Ratings Services
GS Bank USA	A-1	A	N/A	N/A
GS&Co.	A-1	A	N/A	N/A
GSI	A-1	A	N/A	N/A

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

	As of
in millions	March 2012	December 2011
Additional collateral or termination payments for a one-notch downgrade	$1,331	$1,303
Additional collateral or termination payments for a two-notch downgrade	2,207	2,183

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

Three Months Ended March 2012. Our cash and cash equivalents increased by $1.13 billion to $57.14 billion at the end of the first quarter of 2012. We generated $3.54 billion in net cash from operating activities. We used net cash of $2.41 billion in investing and financing activities, primarily from the net repayments of secured and unsecured borrowings, partially offset by a net increase in bank deposits.

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

Managers in revenue-producing units are accountable for managing risk within prescribed limits. These managers have in-depth knowledge of their positions, markets and the instruments available to hedge their exposures.

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

Our VaR measure does not include:

•	positions that are best measured and monitored using sensitivity measures; and

•	the impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected.

Stress Testing

We use stress testing to examine risks of specific portfolios as well as the potential impact of significant risk exposures across the firm. We use a variety of scenarios to calculate the potential loss from a wide range of market moves on the firm’s portfolios. These scenarios include the default of single corporate or sovereign entities, the impact of a move in a single risk factor across all positions (e.g., equity prices or credit spreads) or a combination of two or more risk factors. For example, for sovereign stress testing we calculate potential direct exposure associated with our sovereign inventory as well as the corresponding debt, equity and currency exposures associated with our non-sovereign inventory that may be impacted by the sovereign distress.

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Metrics

We analyze VaR at the firmwide level and a variety of more detailed levels, including by risk category, business, and region. The tables below present, by risk category, average daily VaR and period-end VaR, as well as the high and low VaR for the period. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Average Daily VaR

in millions Risk Categories	Three Months Ended March
	2012	2011
Interest rates	$90	$87
Equity prices	29	49
Currency rates	15	24
Commodity prices	26	37
Diversification effect	(65)	(84)
Total	$95	$113

Our average daily VaR decreased to $95 million for the first quarter of 2012 from $113 million for the first quarter of 2011, reflecting decreases in the equity prices, commodity prices and currency rates categories, principally due to reduced exposures. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

Quarter-End VaR and High and Low VaR

			Three Months Ended
in millions Risk Categories	As of		March 2012
	March 2012	December 2011	High	Low
Interest rates	$ 83	$100	$103	$80
Equity prices	29	31	45	19
Currency rates	15	14	22	12
Commodity prices	22	23	32	20
Diversification effect	(54)	(69)
Total	$ 95	$ 99	$109	$85

Our daily VaR decreased to $95 million as of March 2012 from $99 million as of December 2011, primarily reflecting a decrease in the interest rates category, largely offset by a decrease in the diversification benefit across risk categories. The decrease in the interest rates category was primarily due to tighter credit spreads and lower levels of volatility.

During the first quarter of 2012, the firmwide VaR risk limit was not exceeded, raised or reduced.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects the VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended March 2012.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the first quarter of 2012.

During periods in which the firm has significantly more positive net revenue days than net revenue loss days, we expect to have fewer VaR exceptions because, under normal conditions, our business model generally produces positive net revenues. In periods in which our franchise revenues are adversely affected, we generally have more loss days, resulting in more VaR exceptions. In addition, VaR backtesting is performed against total daily market-making revenues, including bid/offer net revenues, which are more likely than not to be positive by their nature.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Asset Categories	10% Sensitivity
	Amount as of
in millions	March 2012	December 2011
ICBC [1]	$ 230	$ 212
Equity (excluding ICBC) [2]	2,496	2,458
Debt [3]	1,456	1,521

1.	Excludes third-party interests held by investment funds managed by Goldman Sachs.

2.	Relates to private and restricted public equity securities, including interests in firm-sponsored funds that invest in corporate equities and real estate and interests in firm-sponsored hedge funds.

3.

Relates to corporate bank debt, loans backed by commercial and residential real estate, and other corporate debt, including acquired portfolios of distressed loans and interests in our firm-sponsored funds that invest in corporate mezzanine and senior debt instruments.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $3 million gain (including hedges) as of March 2012. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a $7 million gain (including hedges) as of March 2012. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

The firm engages in insurance activities where we reinsure and purchase portfolios of insurance risk and pension liabilities. The risks associated with these activities include, but are not limited to: equity price, interest rate, reinvestment and mortality risk. The firm mitigates risks associated with insurance activities through the use of reinsurance and hedging. Certain of the assets associated with the firm’s insurance activities are included in VaR. In addition to the positions included in VaR we held $4.69 billion of securities accounted for as available-for-sale as of March 2012, substantially all of which support the firm’s insurance subsidiaries. As of March 2012, our available-for-sale securities primarily consisted of $1.62 billion of corporate debt securities with an average yield of 5%, the majority of which will mature after five years, $1.69 billion of mortgage and other asset-backed loans and securities with an average yield of 9%, the majority of which will mature after ten years, and $642 million of U.S. government and federal agency obligations with an average yield of 3%, the majority of which will mature after ten years. As of December 2011, we held $4.86 billion of securities accounted for as available-for-sale, primarily consisting of $1.81 billion of corporate debt securities with an average yield of 5%, the majority of which will mature after five years, $1.42 billion of mortgage and other asset-backed loans and securities with an average yield of 10%, the majority of which will mature after ten years, and $662 million of U.S. government and federal agency obligations with an average yield of 3%, the majority of which will mature after ten years.

In addition, as of March 2012 and December 2011, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about such lending commitments.

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

Stress Tests/Scenario Analysis

We use regular stress tests to calculate the credit exposures, including potential concentrations that would result from applying shocks to counterparty credit ratings or credit risk factors (e.g., currency rates, interest rates, equity prices). These shocks include a wide range of moderate and more extreme market movements. Some of our stress tests include shocks to multiple risk factors, consistent with the occurrence of a severe market or economic event. In the case of sovereign default, we estimate the direct impact of the default on our sovereign credit exposures, changes to our credit exposures arising from potential market moves in response to the default, and the impact of the credit market deterioration on corporate borrowers and counterparties that may result from the sovereign default. Unlike potential exposure, which is calculated within a specified confidence level, with a stress test there is generally no assumed probability of these events occurring.

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

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
in millions Credit Rating Equivalent	As of March 2012
	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	Exposure	Exposure Net of Collateral
AAA/Aaa	$ 528	$ 705	$ 2,046	$ 3,279	$ (721)	$ 2,558	$ 2,332
AA/Aa2	4,048	10,006	23,045	37,099	(18,652)	18,447	11,066
A/A2	15,896	32,991	46,682	95,569	(67,841)	27,728	15,745
BBB/Baa2	6,213	12,186	22,857	41,256	(32,952)	8,304	5,279
BB/Ba2 or lower	2,920	4,383	5,614	12,917	(5,725)	7,192	4,339
Unrated	447	872	368	1,687	(37)	1,650	1,278
Total	$30,052	$61,143	$100,612	$191,807	$(125,928)	$65,879	$40,039

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
in millions Credit Rating Equivalent	As of December 2011
	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	Exposure	Exposure Net of Collateral
AAA/Aaa	$ 727	$ 786	$ 2,297	$ 3,810	$ (729)	$ 3,081	$ 2,770
AA/Aa2	4,661	10,198	28,094	42,953	(22,972)	19,981	12,954
A/A2	17,704	36,553	50,787	105,044	(73,873)	31,171	17,109
BBB/Baa2	7,376	14,222	25,612	47,210	(36,214)	10,996	6,895
BB/Ba2 or lower	2,896	4,497	6,597	13,990	(6,729)	7,261	4,527
Unrated	752	664	391	1,807	(149)	1,658	1,064
Total	$34,116	$66,920	$113,778	$214,814	$(140,666)	$74,148	$45,319

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Lending Activities. We manage the firm’s traditional credit origination activities, including funded loans and lending commitments (both fair value and held for investment loans and lending commitments), using the credit risk process, measures and limits described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.

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

Credit Exposures

As of March 2012, our credit exposures decreased as compared with December 2011, primarily reflecting a decrease in OTC derivative exposures. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) was essentially unchanged from December 2011. Counterparty defaults rose slightly during the three months ended March 2012; however, the associated credit losses were lower as compared with the same prior year period.

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments associated with traditional credit origination activities broken down by industry, region and internal credit rating.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions	March 2012	December 2011	March 2012	December 2011	March 2012	December 2011
Asset Managers & Funds	$ 27	$ 64	$ 9,206	$10,582	$ 1,687	$ 1,290
Banks, Brokers & Other Financial Institutions	12,671	12,535	21,639	25,041	3,570	3,591
Consumer Products, Non-Durables & Retail	—	11	1,153	1,031	12,187	12,685
Government & Central Banks	44,434	43,389	15,564	16,642	1,823	1,828
Healthcare & Education	—	—	2,854	2,962	7,269	7,158
Insurance	—	—	2,910	2,828	2,856	2,891
Natural Resources & Utilities	—	—	4,947	4,803	15,138	14,795
Real Estate	—	—	383	327	2,744	2,695
Technology, Media, Telecommunications & Services	—	2	2,037	2,124	13,404	12,646
Transportation	—	—	1,086	1,104	5,899	5,753
Other	6	7	4,100	6,704	5,157	5,759
Total [2]	$57,138	$56,008	$65,879	$74,148	$71,734	$71,091

Credit Exposure by Region

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions	March 2012	December 2011	March 2012	December 2011	March 2012	December 2011
Americas	$50,425	$48,543	$30,724	$36,591	$53,479	$52,755
EMEA [3]	1,881	1,800	27,388	29,549	16,816	16,989
Asia	4,832	5,665	7,767	8,008	1,439	1,347
Total [2]	$57,138	$56,008	$65,879	$74,148	$71,734	$71,091

Credit Exposure by Credit Quality

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions Credit Rating Equivalent	March 2012	December 2011	March 2012	December 2011	March 2012	December 2011
AAA/Aaa	$42,972	$40,559	$ 2,558	$ 3,081	$ 2,220	$ 2,192
AA/Aa2	5,744	7,463	18,447	19,981	6,871	7,026
A/A2	7,131	6,464	27,728	31,171	21,919	21,055
BBB/Baa2	164	195	8,304	10,996	24,019	22,937
BB/Ba2 or lower	1,024	1,209	7,192	7,261	16,705	17,820
Unrated	103	118	1,650	1,658	—	61
Total [2]	$57,138	$56,008	$65,879	$74,148	$71,734	$71,091

1.

Includes approximately $9 billion and $10 billion of loans as of March 2012 and December 2011, respectively, and approximately $63 billion and $61 billion of lending commitments as of March 2012 and December 2011, respectively. Excludes approximately $10 billion and $10 billion of loans as of March 2012 and December 2011, respectively, and lending commitments with a total notional value of approximately $4 billion and $5 billion as of March 2012 and December 2011, respectively, that are risk managed as part of market risk using VaR and sensitivity measures.

2.

The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. We had approximately $42 billion and $41 billion as of March 2012 and December 2011, respectively, in credit exposure related to securities financing transactions reflecting enforceable netting agreements.

3.	EMEA (Europe, Middle East and Africa).

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Selected Country Exposures

During 2011 and continuing into 2012, there have been concerns about European sovereign debt risk and its impact on the European banking system and a number of European member states have been experiencing significant credit deterioration. The most pronounced market concerns relate to Greece, Ireland, Italy, Portugal and Spain. The tables below present our credit exposure (both gross and net of hedges) to all sovereigns, financial institutions and corporate counterparties or borrowers in these countries. Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or borrower. In addition, the tables include the market exposure of our long and short inventory in which the issuer or underlier is located in these countries. Market exposure represents the potential for loss in value of our inventory due to changes in market prices. There is no overlap between the credit and market exposures in the tables below.

The country of risk is determined by the location of the counterparty, issuer or underlier’s assets, where they generate revenue, the country in which they are headquartered, and/or the government whose policies affect their ability to repay their obligations.

	As of March 2012
	Credit Exposure											Market Exposure
in millions	Loans	OTC Derivatives		Other	Gross Funded		Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Bonds	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —	$ 4		$ —	$ 4		$ —		$ 4	$ —	$ 4	$ 143	$ —	$ (14)		$ 129
Non-Sovereign	22	40		—	62		—		62	—	62	62	(1)	54		115
Total Greece	22	44		—	66		—		66	—	66	205	(1)	40		244
Ireland
Sovereign	—	4		124	128		—		128	—	128	(39)	—	(332)		(371)
Non-Sovereign	—	306		41	347		(7)		340	57	397	535	100	(72)		563
Total Ireland	—	310		165	475		(7)		468	57	525	496	100	(404)		192
Italy
Sovereign	—	1,844		1	1,845		(1,543)		302	—	302	2,510	—	170		2,680
Non-Sovereign	180	372		1	553		(37)		516	351	867	367	255	(907)		(285)
Total Italy	180	2,216		2	2,398		(1,580)		818	351	1,169	2,877	255	(737)		2,395
Portugal
Sovereign	—	101		—	101		—		101	—	101	44	—	(173)		(129)
Non-Sovereign	—	19		2	21		—		21	—	21	607	1	(577)		31
Total Portugal	—	120		2	122		—		122	—	122	651	1	(750)		(98)
Spain
Sovereign	—	68		—	68		—		68	—	68	(446)	—	(515)		(961)
Non-Sovereign	109	189		3	301		(268)		33	538	571	1,459	234	(782)		911
Total Spain	109	257		3	369		(268)		101	538	639	1,013	234	(1,297)		(50)
Subtotal	$311	$2,947	[1]	$172	$3,430	[1]	$(1,855	) [2]	$1,575	$946	$2,521	$5,242	$589	$(3,148	) [2]	$2,683

1.	Includes the benefit of $6.3 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and corporate securities collateral of $252 million.

2.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	As of December 2011
	Credit Exposure										Market Exposure
in millions	Loans	OTC Derivatives		Other	Gross Funded		Hedges	Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Bonds	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —	$ —		$ —	$ —		$ —	$ —	$ —	$ —	$ 329	$ —	$ (22)		$ 307
Non-Sovereign	20	53		—	73		—	73	—	73	32	11	18		61
Total Greece	20	53		—	73		—	73	—	73	361	11	(4)		368
Ireland
Sovereign	—	1		256	257		—	257	—	257	411	—	(352)		59
Non-Sovereign	—	542		66	608		(8)	600	57	657	412	85	115		612
Total Ireland	—	543		322	865		(8)	857	57	914	823	85	(237)		671
Italy
Sovereign	—	1,666		3	1,669		(1,410)	259	—	259	210	—	200		410
Non-Sovereign	126	457		—	583		(25)	558	408	966	190	297	(896)		(409)
Total Italy	126	2,123		3	2,252		(1,435)	817	408	1,225	400	297	(696)		1
Portugal
Sovereign	—	151		—	151		—	151	—	151	(98)	—	23		(75)
Non-Sovereign	—	53		2	55		—	55	—	55	230	13	(179)		64
Total Portugal	—	204		2	206		—	206	—	206	132	13	(156)		(11)
Spain
Sovereign	—	88		—	88		—	88	—	88	151	—	(550)		(399)
Non-Sovereign	153	254		11	418		(141)	277	146	423	345	239	(629)		(45)
Total Spain	153	342		11	506		(141)	365	146	511	496	239	(1,179)		(444)
Subtotal	$299	$3,265	[1]	$338	$3,902	[1]	$(1,584)	$2,318	$611	$2,929	$2,212	$645	$(2,272	) [2]	$ 585

1.	Includes the benefit of $6.5 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and corporate securities collateral of $341 million.

2.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underlyings. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives included above are bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash or U.S. Treasury securities. The gross purchased and written credit derivative notionals across the above countries for single-name and index credit default swaps (included in Hedges and Credit Derivatives in the tables above) were $175.0 billion and $163.6 billion, respectively, as of March 2012, and $177.8 billion and $167.3 billion, respectively, as of December 2011. Including netting under legally enforceable netting agreements, within each and across all of the countries above, the purchased and written credit derivative notionals for single-name and index credit default swaps were $27.3 billion and $16.0 billion, respectively, as of March 2012, and $28.2 billion and

$17.7 billion, respectively, as of December 2011. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements.

For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

We evaluate and monitor the effects of indirect exposure from these countries. See “Liquidity Risk Management — Modeled Liquidity Outflow,” “Market Risk Management — Stress Testing” and “Credit Risk Management — Stress Tests/Scenario Analysis” for further discussion.

Credit events which occurred subsequent to March 2012 related to these countries did not have a material effect on our financial condition, results of operations, liquidity or capital resources.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs [1]
Month #1 (January 1, 2012 to January 31, 2012)	2,102,163	[2]	$108.70	2,068,686	61,454,653
Month #2 (February 1, 2012 to February 29, 2012)	1,184,270		115.74	1,184,270	60,270,383
Month #3 (March 1, 2012 to March 31, 2012)	9		123.70	9	60,270,374
Total	3,286,442			3,252,965

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

2.	Includes 33,477 shares remitted by employees to satisfy minimum statutory withholding taxes on equity-based awards that were delivered to employees during the period.

Item 6.    Exhibits

Exhibits

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.*

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2012 and March 31, 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011, (iii) the Condensed Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and year ended December 31, 2011, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and (vi) the notes to the Condensed Consolidated Financial Statements.

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

Date: May 9, 2012