Form 10-Q
period 2012-06-30
GOLDMAN SACHS GROUP INC
filed 2012-08-09
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 27, 2012, there were 479,416,563 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

Exhibit 10.1 - Description of Compensation Arrangements with Executive Officer.

Exhibit 12.1 - Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 15.1 - Letter re: Unaudited Interim Financial Information.

Exhibit 31.1 - Rule 13a-14(a) Certifications.

Exhibit 32.1 - Section 1350 Certifications.

Exhibit 101 - Interactive Data.

Goldman Sachs June 2012 Form 10-Q	1

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2012	2011	2012	2011
Revenues
Investment banking	$1,206	$1,448	$ 2,366	$ 2,717
Investment management	1,266	1,188	2,371	2,362
Commissions and fees	799	894	1,659	1,913
Market making	2,097	1,736	6,002	6,198
Other principal transactions	169	602	2,107	3,214
Total non-interest revenues	5,537	5,868	14,505	16,404

Interest income	3,055	3,681	5,888	6,788
Interest expense	1,965	2,268	3,817	4,017
Net interest income	1,090	1,413	2,071	2,771
Net revenues, including net interest income	6,627	7,281	16,576	19,175

Operating expenses
Compensation and benefits	2,915	3,204	7,293	8,437

Brokerage, clearing, exchange and distribution fees	544	615	1,111	1,235
Market development	129	183	246	362
Communications and technology	202	210	398	408
Depreciation and amortization	409	372	842	962
Occupancy	214	252	426	519
Professional fees	213	263	447	496
Insurance reserves	121	117	278	205
Other expenses	465	453	939	899
Total non-compensation expenses	2,297	2,465	4,687	5,086
Total operating expenses	5,212	5,669	11,980	13,523

Pre-tax earnings	1,415	1,612	4,596	5,652
Provision for taxes	453	525	1,525	1,830
Net earnings	962	1,087	3,071	3,822
Preferred stock dividends	35	35	70	1,862
Net earnings applicable to common shareholders	$ 927	$1,052	$ 3,001	$ 1,960

Earnings per common share
Basic	$ 1.83	$ 1.96	$ 5.90	$ 3.62
Diluted	1.78	1.85	5.72	3.40

Dividends declared per common share	$ 0.46	$ 0.35	$ 0.81	$ 0.70

Average common shares outstanding
Basic	501.5	531.9	506.1	536.2
Diluted	520.3	569.5	524.7	576.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Net earnings	$962	$1,087	$3,071	$3,822
Other comprehensive income/(loss), net of tax:
Currency translation adjustment, net of tax	(24)	(13)	(52)	(35)
Pension and postretirement liability adjustments, net of tax	—	2	7	3
Net unrealized gains/(losses) on available-for-sale securities, net of tax	25	(6)	55	(29)
Other comprehensive income/(loss)	1	(17)	10	(61)
Comprehensive income	$963	$1,070	$3,081	$3,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs June 2012 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
in millions, except share and per share amounts	June 2012	December 2011
Assets
Cash and cash equivalents	$ 58,913	$ 56,008
Cash and securities segregated for regulatory and other purposes (includes $37,279 and $42,014 at fair value as of June 2012 and December 2011, respectively)	56,685	64,264
Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $167,344 and $187,789 at fair value as of June 2012 and December 2011, respectively)	167,344	187,789
Securities borrowed (includes $51,897 and $47,621 at fair value as of June 2012 and December 2011, respectively)	167,516	153,341
Receivables from brokers, dealers and clearing organizations	19,146	14,204
Receivables from customers and counterparties (includes $7,444 and $9,682 at fair value as of June 2012 and December 2011, respectively)	67,674	60,261
Financial instruments owned, at fair value (includes $67,004 and $53,989 pledged as collateral as of June 2012 and December 2011, respectively)	387,196	364,206
Other assets	24,164	23,152
Total assets	$948,638	$923,225
Liabilities and shareholders’ equity
Deposits (includes $5,646 and $4,526 at fair value as of June 2012 and December 2011, respectively)	$ 57,320	$ 46,109
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	160,442	164,502
Securities loaned (includes $24 and $107 at fair value as of June 2012 and December 2011, respectively)	9,448	7,182
Other secured financings (includes $25,039 and $30,019 at fair value as of June 2012 and December 2011, respectively)	28,790	37,364
Payables to brokers, dealers and clearing organizations	12,167	3,667
Payables to customers and counterparties	209,517	194,625
Financial instruments sold, but not yet purchased, at fair value	149,948	145,013
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $16,928 and $17,854 at fair value as of June 2012 and December 2011, respectively)	45,693	49,038
Unsecured long-term borrowings (includes $12,644 and $17,162 at fair value as of June 2012 and December 2011, respectively)	166,993	173,545
Other liabilities and accrued expenses (includes $9,416 and $9,486 at fair value as of June 2012 and December 2011, respectively)	35,465	31,801
Total liabilities	875,783	852,846

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $4,850 and $3,100 as of June 2012 and December 2011, respectively	4,850	3,100
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 808,306,923 and 795,555,310 shares issued as of June 2012 and December 2011, respectively, and 480,990,890 and 485,467,565 shares outstanding as of June 2012 and December 2011, respectively	8	8
Restricted stock units and employee stock options	4,128	5,681
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	47,055	45,553
Retained earnings	61,412	58,834
Accumulated other comprehensive loss	(506)	(516)
Stock held in treasury, at cost, par value $0.01 per share; 327,316,035 and 310,087,747 shares as of June 2012 and December 2011, respectively	(44,092)	(42,281)
Total shareholders’ equity	72,855	70,379
Total liabilities and shareholders’ equity	$948,638	$ 923,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six Months Ended	Year Ended
in millions	June 2012	December 2011
Preferred stock
Balance, beginning of year	$ 3,100	$ 6,957
Issued	1,750	—
Repurchased	—	(3,857)
Balance, end of period	4,850	3,100
Common stock
Balance, beginning of year	8	8
Issued	—	—
Balance, end of period	8	8
Restricted stock units and employee stock options
Balance, beginning of year	5,681	7,706
Issuance and amortization of restricted stock units and employee stock options	899	2,863
Delivery of common stock underlying restricted stock units	(2,415)	(4,791)
Forfeiture of restricted stock units and employee stock options	(36)	(93)
Exercise of employee stock options	(1)	(4)
Balance, end of period	4,128	5,681
Additional paid-in capital
Balance, beginning of year	45,553	42,103
Issuance of common stock	—	103
Delivery of common stock underlying share-based awards	2,432	5,160
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(872)	(1,911)
Excess net tax benefit/(provision) related to share-based awards	(57)	138
Cash settlement of share-based compensation	(1)	(40)
Balance, end of period	47,055	45,553
Retained earnings
Balance, beginning of year	58,834	57,163
Net earnings	3,071	4,442
Dividends and dividend equivalents declared on common stock and restricted stock units	(423)	(769)
Dividends on preferred stock	(70)	(2,002)
Balance, end of period	61,412	58,834
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(516)	(286)
Other comprehensive income/(loss)	10	(230)
Balance, end of period	(506)	(516)
Stock held in treasury, at cost
Balance, beginning of year	(42,281)	(36,295)
Repurchased	(1,869)	(6,051)
Reissued	58	65
Balance, end of period	(44,092)	(42,281)
Total shareholders’ equity	$ 72,855	$ 70,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs June 2012 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June
in millions	2012	2011
Cash flows from operating activities
Net earnings	$ 3,071	$ 3,822
Non-cash items included in net earnings
Depreciation and amortization	842	966
Share-based compensation	890	1,985
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	7,579	(7,759)
Net receivables from brokers, dealers and clearing organizations	3,559	(3,170)
Net payables to customers and counterparties	7,949	3,884
Securities borrowed, net of securities loaned	(11,909)	(5,904)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	16,385	19,175
Financial instruments owned, at fair value	(22,954)	(9,966)
Financial instruments sold, but not yet purchased, at fair value	4,996	8,919
Other, net	(1,503)	703
Net cash provided by operating activities	8,905	12,655
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(542)	(520)
Proceeds from sales of property, leasehold improvements and equipment	28	33
Business acquisitions, net of cash acquired	(355)	(247)
Proceeds from sales of investments	290	966
Purchase of available-for-sale securities	(1,988)	(1,122)
Proceeds from sales of available-for-sale securities	1,386	1,339
Net cash provided by/(used for) investing activities	(1,181)	449
Cash flows from financing activities
Unsecured short-term borrowings, net	(1,300)	298
Other secured financings (short-term), net	(5,232)	(461)
Proceeds from issuance of other secured financings (long-term)	1,907	2,334
Repayment of other secured financings (long-term), including the current portion	(5,496)	(5,363)
Proceeds from issuance of unsecured long-term borrowings	15,677	17,470
Repayment of unsecured long-term borrowings, including the current portion	(22,062)	(13,686)
Derivative contracts with a financing element, net	964	244
Deposits, net	11,211	435
Preferred stock repurchased	—	(3,857)
Common stock repurchased	(1,866)	(2,980)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(493)	(2,326)
Proceeds from issuance of preferred stock, net of issuance costs	1,750	—
Proceeds from issuance of common stock, including stock option exercises	46	123
Excess tax benefit related to share-based compensation	76	346
Cash settlement of share-based compensation	(1)	(36)
Net cash used for financing activities	(4,819)	(7,459)
Net increase in cash and cash equivalents	2,905	5,645
Cash and cash equivalents, beginning of year	56,008	39,788
Cash and cash equivalents, end of period	$ 58,913	$ 45,433

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $5.72 billion and $4.02 billion during the six months ended June 2012 and June 2011, respectively.

Cash payments for income taxes, net of refunds, were $671 million and $1.79 billion during the six months ended June 2012 and June 2011, respectively.

Non-cash activities:

The firm assumed $92 million of debt in connection with business acquisitions during the six months ended June 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs June 2012 Form 10-Q

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

All references to June 2012 and June 2011 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2012 and June 30, 2011, respectively. All references to March 2012 and December 2011 refer to the dates March 31, 2012 and December 31, 2011, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs June 2012 Form 10-Q	7

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

8	Goldman Sachs June 2012 Form 10-Q

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

Goldman Sachs June 2012 Form 10-Q	9

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

10	Goldman Sachs June 2012 Form 10-Q

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of June 2012 and December 2011, “Cash and cash equivalents” included $8.02 billion and $7.95 billion, respectively, of cash and due from banks, and $50.89 billion and $48.05 billion, respectively, of interest-bearing deposits with banks.

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

Disclosures about Offsetting Assets and Liabilities (ASC 210). In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 requires disclosure of the effect or potential effect of offsetting arrangements on the firm’s financial position as well as enhanced disclosure of the rights of setoff associated with the firm’s recognized assets and recognized liabilities. ASU No. 2011-11 is effective for periods beginning on or after January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption will not affect the firm’s financial condition, results of operations or cash flows.

Goldman Sachs June 2012 Form 10-Q	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4.

Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for further information about the fair value option. The table below presents the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value. Financial instruments owned, at fair value included $6.96 billion and $4.86 billion as of June 2012 and December 2011, respectively, of securities accounted for as available-for-sale, substantially all of which are held in the firm’s insurance subsidiaries.

	As of June 2012			As of December 2011
in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 10,011	$ —		$ 13,440	$ —
U.S. government and federal agency obligations	94,949	21,391		87,040	21,006
Non-U.S. government and agency obligations	63,890	37,736		49,205	34,886
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	7,199	1		6,699	27
Loans and securities backed by residential real estate	8,467	4		7,592	3
Bank loans and bridge loans	20,770	2,412	[2]	19,745	2,756	[2]
Corporate debt securities	21,534	6,752		22,131	6,553
State and municipal obligations	3,493	—		3,089	3
Other debt obligations	4,639	—		4,362	—
Equities and convertible debentures	74,606	29,410		65,113	21,326
Commodities	6,330	—		5,762	—
Derivatives [1]	71,308	52,242		80,028	58,453
Total	$387,196	$149,948		$364,206	$145,013

1.	Net of cash collateral received or posted under credit support agreements and reported on a net-by-counterparty basis when a legal right of setoff exists under an enforceable netting agreement.

2.	Includes the fair value of unfunded lending commitments for which the fair value option was elected.

12	Goldman Sachs June 2012 Form 10-Q

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

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Interest rates	$ (565)	$1,034	$1,324	$ 3,440
Credit	1,465	929	3,175	2,980
Currencies	776	(984)	52	(2,590)
Equities	214	1,024	2,187	3,874
Commodities	105	(71)	576	886
Other	271	406	795	822
Total	$2,266	$2,338	$8,109	$ 9,412

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

The best evidence of fair value is a quoted price in an active market. If quoted prices in active markets are not available, fair value is determined by reference to prices for similar instruments, quoted prices or recent transactions in less active markets, or internally developed models that primarily use market-based or independently sourced parameters as inputs including, but not limited to, interest rates, volatilities, equity or debt prices, foreign exchange rates, commodity prices, credit spreads and funding spreads.

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

Level 2. Inputs to valuation techniques are observable, either directly or indirectly.

Level 3. One or more inputs to valuation techniques are significant and unobservable.

Goldman Sachs June 2012 Form 10-Q	13

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

	As of
$ in millions	June 2012	March 2012	December 2011
Total level 1 financial assets	$ 163,712	$ 159,906	$ 136,780
Total level 2 financial assets	552,082	566,165	587,416
Total level 3 financial assets	46,505	48,015	47,937
Netting and collateral [1]	(111,139)	(108,461)	(120,821)
Total financial assets at fair value	$ 651,160	$ 665,625	$ 651,312
Total assets	$ 948,638	$ 950,932	$ 923,225
Total level 3 financial assets as a percentage of Total assets	4.9%	5.0%	5.2%
Total level 3 financial assets as a percentage of Total financial assets at fair value	7.1%	7.2%	7.4%
Total level 3 financial liabilities at fair value	$ 23,127	$ 23,941	$ 25,498
Total financial liabilities at fair value	$ 380,087	$ 403,516	$ 388,669
Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	6.1%	5.9%	6.6%

1.

Represents the impact on derivatives of cash collateral and counterparty netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

Level 3 financial assets as of June 2012 decreased compared with March 2012, primarily reflecting a decrease in derivative assets, bank loans and bridge loans and private equity investments. The decline in derivative assets primarily reflected transfers of certain credit derivatives to level 2 and unrealized losses on certain equity derivatives, partially offset by the impact of decreased counterparty netting. The decline in bank loans and bridge loans primarily reflected sales and settlements, partially offset by purchases. The decline in private equity investments primarily reflected transfers to level 2, partially offset by purchases.

Level 3 financial assets as of June 2012 also decreased compared with December 2011, reflecting a decrease in derivative assets, principally due to a decline in credit and currency derivative assets, partially offset by the impact of decreased counterparty netting. The decline in credit and currency derivative assets was principally due to transfers to level 2 and settlements, as well as unrealized losses on currency derivatives.

See Notes 6, 7 and 8 for further information about level 3 cash instruments, derivatives and other financial assets and financial liabilities accounted for at fair value under the fair value option, respectively, including information about significant unrealized gains or losses and transfers in or out of level 3.

14	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6.

Cash Instruments

Cash instruments include U.S. government and federal agency obligations, non-U.S. government and agency obligations, bank loans and bridge loans, corporate debt securities, equities and convertible debentures, and other non-derivative financial instruments owned and financial instruments sold, but not yet purchased. See below for the types of cash instruments included in each level of the fair value hierarchy and the valuation techniques and significant inputs used to determine their fair values. See Note 5 for an overview of the firm’s fair value measurement policies.

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

Level 3 Cash Instruments

Level 3 cash instruments have one or more significant valuation inputs that are not observable. Absent evidence to the contrary, level 3 cash instruments are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequently, the firm uses other methodologies to determine fair value, which vary based on the type of instrument. Valuation inputs and assumptions are changed when corroborated by substantive observable evidence, including values realized on sales of financial assets.

Goldman Sachs June 2012 Form 10-Q	15

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

Corporate debt securities State and municipal obligations Non-U.S. government and agency obligations Other debt obligations

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

Equities and convertible debentures (including private equity investments and investments in real estate entities)

Recent third-party completed or pending transactions (e.g., merger proposals, tender offers, debt restructurings) are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate:

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

16	Goldman Sachs June 2012 Form 10-Q

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

Level 3 Cash Instrument	Significant Unobservable Inputs by Valuation Technique	Range of Significant Unobservable Inputs as of June 2012

Loans and securities backed by commercial real estate

•  Collateralized by a single commercial real estate property or a portfolio of properties

•  May include tranches of varying levels of subordination

	Discounted cash flows: • Yield • Recovery rate [1] • Duration (years) [2]	4.4% to 35.8% 20.0% to 100.0% 0.3 to 7.3
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	Discounted cash flows: • Yield • Cumulative loss rate • Duration (years) [2]	2.8% to 29.2% 0.0% to 61.5% 0.3 to 10.3
Bank loans and bridge loans	Discounted cash flows: • Yield • Recovery rate [1] • Duration (years) [2]	0.8% to 32.7% 15.0% to 100.0% 0.4 to 7.6
Corporate debt securities State and municipal obligations Non-U.S. government and agency obligations Other debt obligations	Discounted cash flows: • Yield • Recovery rate [1] • Duration (years) [2]	1.8% to 35.3% 0.0% to 100.0% 0.6 to 17.4
Equities and convertible debentures (including private equity investments and investments in real estate entities)	Comparable multiples: • Multiples Discounted cash flows: • Yield/discount rate • Long-term growth rate/compound annual growth rate • Capitalization rate • Recovery rate [1] • Duration (years) [2]	0.7x to 24.1x 10.0% to 32.6% (3.2)% to 26.0% 5.5% to 11.9% 45.0% to 100.0% 0.8 to 8.5

1.	A measure of expected future cash flows, expressed as a percentage of notional or face value of the instrument.

2.	Duration is an estimate of the timing of future cash flows and, in certain cases, may incorporate the impact of other unobservable inputs (e.g., prepayment speeds).

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

Goldman Sachs June 2012 Form 10-Q	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of June 2012
in millions	Level 1	Level 2	Level 3	Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 1,463	$ 8,541	$ 7	$ 10,011
U.S. government and federal agency obligations	40,737	54,212	—	94,949
Non-U.S. government and agency obligations	47,601	16,281	8	63,890
Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	4,033	3,166	7,199
Loans and securities backed by residential real estate	—	6,835	1,632	8,467
Bank loans and bridge loans	—	10,309	10,461	20,770
Corporate debt securities [2]	183	18,984	2,367	21,534
State and municipal obligations	—	2,946	547	3,493
Other debt obligations [2]	—	2,882	1,757	4,639
Equities and convertible debentures	50,909 [3]	9,277 [4]	14,420 [5]	74,606
Commodities	—	6,330	—	6,330
Total	$140,893	$140,630	$34,365	$315,888

	Cash Instrument Liabilities at Fair Value as of June 2012
in millions	Level 1	Level 2	Level 3	Total
U.S. government and federal agency obligations	$ 20,909	$ 482	$ —	$ 21,391
Non-U.S. government and agency obligations	36,657	1,079	—	37,736
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	1	—	1
Loans and securities backed by residential real estate	—	4	—	4
Bank loans and bridge loans	—	1,702	710	2,412
Corporate debt securities [6]	14	6,717	21	6,752
Equities and convertible debentures	28,799 [3]	603 [4]	8	29,410
Total	$ 86,379	$ 10,588	$ 739	$ 97,706

1.	Includes $309 million and $689 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $954 million and $1.29 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of listed equity securities.

4.	Principally consists of restricted or less liquid listed securities.

5.	Includes $12.66 billion of private equity investments, $1.29 billion of real estate investments and $469 million of convertible debentures.

6.	Includes $6 million and $11 million of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

18	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Cash Instrument Assets at Fair Value as of December 2011
in millions	Level 1		Level 2		Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 3,255		$ 10,185		$ —		$ 13,440
U.S. government and federal agency obligations	29,263		57,777		—		87,040
Non-U.S. government and agency obligations	42,854		6,203		148		49,205
Mortgage and other asset-backed loans and securities [1]: Loans and securities backed by commercial real estate	—		3,353		3,346		6,699
Loans and securities backed by residential real estate	—		5,883		1,709		7,592
Bank loans and bridge loans	—		8,460		11,285		19,745
Corporate debt securities [2]	133		19,518		2,480		22,131
State and municipal obligations	—		2,490		599		3,089
Other debt obligations [2]	—		2,911		1,451		4,362
Equities and convertible debentures	39,955	[3]	11,491	[4]	13,667	[5]	65,113
Commodities	—		5,762		—		5,762
Total	$115,460		$134,033		$34,685		$284,178

	Cash Instrument Liabilities at Fair Value as of December 2011
in millions	Level 1		Level 2		Level 3		Total
U.S. government and federal agency obligations	$ 20,940		$ 66		$ —		$ 21,006
Non-U.S. government and agency obligations	34,339		547		—		34,886
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	—		27		—		27
Loans and securities backed by residential real estate	—		3		—		3
Bank loans and bridge loans	—		1,891		865		2,756
Corporate debt securities [6]	—		6,522		31		6,553
State and municipal obligations	—		3		—		3
Equities and convertible debentures	20,069	[3]	1,248	[4]	9		21,326
Total	$ 75,348		$ 10,307		$ 905		$ 86,560

1.	Includes $213 million and $595 million of CDOs backed by real estate in level 2 and level 3, respectively.

2.	Includes $403 million and $1.19 billion of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of listed equity securities.

4.	Principally consists of restricted or less liquid listed securities.

5.	Includes $12.07 billion of private equity investments, $1.10 billion of real estate investments and $497 million of convertible debentures.

6.	Includes $27 million of CDOs and CLOs backed by corporate obligations in level 3.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Transfers of cash instruments between level 1 and level 2 during the three months ended June 2012 were $2.26 billion, primarily reflecting transfers to level 2 of certain non-U.S. government obligations due to the level of market activity in these instruments.

Transfers of cash instruments between level 1 and level 2 during the six months ended June 2012 were $2.55 billion, primarily reflecting transfers to level 2 of certain non-U.S. government obligations due to the level of market activity in these instruments, and transfers to level 2 of certain public equity investments principally due to the impact of transfer restrictions. See level 3 rollforwards below for further information about transfers between level 2 and level 3.

Goldman Sachs June 2012 Form 10-Q	19

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

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the period.

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended June 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases [1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 8	$ —	$ —	$ —	$ (1)	$ —	$ —	$ —	$ 7
Non-U.S. government and agency obligations	105	(4)	(1)	—	(20)	(70)	—	(2)	8
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	3,156	70	46	502	(494)	(274)	233	(73)	3,166
Loans and securities backed by residential real estate	1,610	79	28	301	(237)	(254)	119	(14)	1,632
Bank loans and bridge loans	11,051	122	20	1,685	(1,113)	(1,035)	691	(960)	10,461
Corporate debt securities	2,512	83	(28)	453	(397)	(177)	135	(214)	2,367
State and municipal obligations	612	4	5	13	(67)	(3)	5	(22)	547
Other debt obligations	1,549	13	18	423	(214)	(43)	17	(6)	1,757
Equities and convertible debentures	14,874	(4)	357	792	(182)	(408)	272	(1,281)	14,420
Total	$35,477	$363 [2]	$445 [2]	$4,169	$(2,725)	$(2,264)	$1,472	$(2,572)	$34,365

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended June 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases [1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 747	$ 5	$ 37	$ (151)	$ 51	$ 103	$ 46	$ (99)	$ 739

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $59 million, $409 million and $340 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain/(loss) on level 3 cash instruments of $408 million (reflecting $445 million on cash instrument assets and $(37) million on cash instrument liabilities) for the three months ended June 2012 primarily consisted of gains on private equity investments, where valuations were generally corroborated through market transactions in similar instruments during the quarter.

Transfers into level 3 during the three months ended June 2012 primarily reflected transfers from level 2 of certain bank loans and bridge loans, private equity investments and loans and securities backed by commercial real estate, principally due to less market activity in these instruments.

20	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Transfers out of level 3 during the three months ended June 2012 primarily reflected transfers to level 2 of certain private equity investments and bank loans and bridge loans. Transfers of private equity investments to level 2 were principally due to improved transparency of market prices as a result of market transactions in these financial instruments. Transfers of bank loans and bridge loans to level 2 were principally due to market transactions in these instruments and unobservable inputs no longer being significant to the valuation of certain loans.

	Level 3 Cash Instrument Assets at Fair Value for the Six Months Ended June 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases [1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ —	$ —	$ —		$ 8	$ (1)	$ —	$ —	$ —	$ 7
Non-U.S. government and agency obligations	148	(56)	1		—	(16)	(70)	5	(4)	8
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	3,346	121	116		829	(1,007)	(517)	359	(81)	3,166
Loans and securities backed by residential real estate	1,709	109	63		514	(406)	(390)	59	(26)	1,632
Bank loans and bridge loans	11,285	334	77		2,153	(2,235)	(1,409)	1,297	(1,041)	10,461
Corporate debt securities	2,480	175	89		658	(662)	(325)	267	(315)	2,367
State and municipal obligations	599	10	5		20	(65)	(10)	6	(18)	547
Other debt obligations	1,451	69	30		445	(283)	(78)	127	(4)	1,757
Equities and convertible debentures	13,667	27	644		1,410	(219)	(587)	842	(1,364)	14,420
Total	$34,685	$789 [2]	$1,025	[2]	$6,037	$(4,894)	$(3,386)	$2,962	$(2,853)	$34,365

	Level 3 Cash Instrument Liabilities at Fair Value for the Six Months Ended June 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases [1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 905	$ (22)	$ (2)		$ (311)	$ 100	$ 141	$ 118	$ (190)	$ 739

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $187 million, $960 million and $667 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $1.03 billion (reflecting $1.03 billion on cash instrument assets and $2 million on cash instrument liabilities) for the six months ended June 2012 primarily consisted of gains on private equity investments, where valuations were generally corroborated by market transactions in similar instruments.

Transfers into level 3 during the six months ended June 2012 primarily reflected transfers from level 2 of certain bank loans and bridge loans and private equity investments, principally due to less market activity in these instruments.

Transfers out of level 3 during the six months ended June 2012 primarily reflected transfers to level 2 of certain private equity investments and bank loans and bridge loans. Transfers of private equity investments to level 2 were principally due to improved transparency of market prices as a result of market transactions in these financial instruments. Transfers of bank loans and bridge loans to level 2 were principally due to market transactions in these instruments and unobservable inputs no longer being significant to the valuation of certain loans.

Goldman Sachs June 2012 Form 10-Q	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended June 2011
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases [1]	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	$ 3,713	$ 27		$ 88		$ 305	$ (476)	$ (246)	$ 128	$ 3,539
Loans and securities backed by residential real estate	2,756	59		20		382	(187)	(171)	(30)	2,829
Bank loans and bridge loans	9,929	189		220		1,249	(559)	(524)	(321)	10,183
Corporate debt securities	3,138	93		14		404	(627)	(127)	(148)	2,747
State and municipal obligations	742	1		4		26	(119)	(2)	(9)	643
Other debt obligations	1,483	51		20		158	(316)	(90)	166	1,472
Equities and convertible debentures	11,765	89		380		332	(208)	(218)	1,312	13,452
Total	$33,526	$509	[2]	$746	[2]	$2,856	$(2,492)	$(1,378)	$1,098	$34,865

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended June 2011
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases [1]	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Total	$ 482	$ 1		$ 95		$ (130)	$ 201	$ (21)	$ (16)	$ 612

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $277 million, $606 million and $372 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain/(loss) on level 3 cash instruments of $651 million (reflecting $746 million on cash instrument assets and $(95) million on cash instrument liabilities) for the three months ended June 2011 primarily consisted of unrealized gains on private equity investments, and bank loans and bridge loans, where prices were generally corroborated through market transactions for similar assets during the period.

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

22	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Six Months Ended June 2011
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases [1]	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Mortgage and other asset-backed loans and securities: Loans and securities backed by commercial real estate	$ 3,976	$ 83		$ 189		$ 668	$ (848)	$ (398)	$(131)	$ 3,539
Loans and securities backed by residential real estate	2,501	125		124		836	(426)	(462)	131	2,829
Bank loans and bridge loans	9,905	344		721		2,269	(802)	(1,330)	(924)	10,183
Corporate debt securities	2,737	209		148		1,154	(889)	(173)	(439)	2,747
State and municipal obligations	754	3		4		29	(135)	(3)	(9)	643
Other debt obligations	1,274	87		48		441	(306)	(153)	81	1,472
Equities and convertible debentures	11,060	61		679		2,055	(700)	(437)	734	13,452
Total	$32,207	$912	[2]	$1,913	[2]	$7,452	$(4,106)	$(2,956)	$(557)	$34,865

	Level 3 Cash Instrument Liabilities at Fair Value for the Six Months Ended June 2011
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases [1]	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Total	$ 446	$ (15)		$ 67		$ (193)	$ 325	$ (15)	$ (3)	$ 612

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $688 million, $1.38 billion and $758 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain/(loss) on level 3 cash instruments of $1.85 billion (reflecting $1.91 billion on cash instrument assets and $(67) million on cash instrument liabilities) for the six months ended June 2011 primarily consisted of unrealized gains on bank loans and bridge loans, reflecting generally favorable credit markets, primarily during the first quarter of 2011, and private equity investments, where prices were generally corroborated through market transactions for similar assets during the period.

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

Goldman Sachs June 2012 Form 10-Q	23

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

The firm’s investments in funds that calculate NAV primarily consist of investments in firm-sponsored funds where the firm co-invests with third-party investors. The private equity, private debt and real estate funds are primarily closed-end funds in which the firm’s investments are not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated and it is estimated that substantially all of the underlying assets of existing funds will be liquidated over the next 10 years. The firm continues to manage its existing funds taking into account the transition periods under the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), although the rules have not yet been finalized.

The firm’s investments in hedge funds are generally redeemable on a quarterly basis with 91 days’ notice, subject to a maximum redemption level of 25% of the firm’s initial investments at any quarter-end. The firm currently plans to comply with the Volcker Rule by redeeming certain of its interests in hedge funds. The firm redeemed approximately $250 million and $500 million of these interests in hedge funds during the three and six months ended June 2012, respectively.

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of June 2012		As of December 2011
in millions	Fair Value of Investments	Unfunded Commitments	Fair Value of Investments	Unfunded Commitments
Private equity funds [1]	$ 7,939	$2,970	$ 8,074	$3,514
Private debt funds [2]	3,540	3,066	3,596	3,568
Hedge funds [3]	2,706	—	3,165	—
Real estate funds [4]	1,755	1,312	1,531	1,613
Total	$15,940	$7,348	$16,366	$8,695

1.	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations and growth investments.

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

4.	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

24	Goldman Sachs June 2012 Form 10-Q

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

Market-Making. As a market maker, the firm enters into derivative transactions to provide liquidity and to facilitate the transfer and hedging of risk. In this capacity, the firm typically acts as principal and is consequently required to commit capital to provide execution. As a market maker, it is essential to maintain an inventory of financial instruments sufficient to meet expected client and market demands.

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

Goldman Sachs June 2012 Form 10-Q	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of derivatives on a net-by-counterparty basis.

	As of June 2012		As of December 2011
in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 4,334	$ 3,957	$ 5,880	$ 3,172
Over-the-counter	66,974	48,285	74,148	55,281
Total	$71,308	$52,242	$80,028	$58,453

The table below presents the fair value and the number of derivative contracts by major product type on a gross basis. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash collateral received or posted under credit support agreements, and therefore are not representative of the firm’s exposure.

	As of June 2012			As of December 2011
in millions, except number of contracts	Derivative Assets	Derivative Liabilities	Number of Contracts	Derivative Assets	Derivative Liabilities	Number of Contracts
Derivatives not accounted for as hedges Interest rates	$ 615,146	$ 573,246	298,856	$ 624,189	$ 582,608	287,351
Credit	114,777	98,762	361,895	150,816	130,659	362,407
Currencies	73,084	62,940	241,085	88,654	71,736	203,205
Commodities	31,640	33,663	84,926	35,966	38,050	93,755
Equities	58,406	50,084	303,491	64,135	51,928	332,273
Subtotal	893,053	818,695	1,290,253	963,760	874,981	1,278,991
Derivatives accounted for as hedges Interest rates	23,346	73	1,451	21,981	13	1,125
Currencies	67	70	73	124	21	71
Subtotal	23,413	143	1,524	22,105	34	1,196
Gross fair value of derivatives	$ 916,466	$ 818,838	1,291,777	$ 985,865	$ 875,015	1,280,187

Counterparty netting [1]	(736,148)	(736,148)		(787,733)	(787,733)
Cash collateral netting [2]	(109,010)	(30,448)		(118,104)	(28,829)
Fair value included in financial instruments owned	$ 71,308			$ 80,028
Fair value included in financial instruments sold, but not yet purchased		$ 52,242			$ 58,453

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

26	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Valuation Techniques for Derivatives

Price transparency of derivatives can generally be characterized by product type.

Interest Rate. In general, the prices and other inputs used to value interest rate derivatives are transparent, even for long-dated contracts. Interest rate swaps and options denominated in the currencies of leading industrialized nations are characterized by high trading volumes and tight bid/offer spreads. Interest rate derivatives that reference indices, such as an inflation index, or the shape of the yield curve (e.g., 10-year swap rate vs. 2-year swap rate) are more complex, but the prices and other inputs are generally observable.

Credit. Price transparency for credit default swaps, including both single names and baskets of credits, varies by market and underlying reference entity or obligation. Credit default swaps that reference indices, large corporates and major sovereigns generally exhibit the most price transparency. For credit default swaps with other underliers, price transparency varies based on credit rating, the cost of borrowing the underlying reference obligations, and the availability of the underlying reference obligations for delivery upon the default of the issuer. Credit default swaps that reference loans, asset-backed securities and emerging market debt instruments tend to have less price transparency than those that reference corporate bonds. In addition, more complex credit derivatives, such as those sensitive to the correlation between two or more underlying reference obligations, generally have less price transparency.

Currency. Prices for currency derivatives based on the exchange rates of leading industrialized nations, including those with longer tenors, are generally transparent. The primary difference between the price transparency of developed and emerging market currency derivatives is that emerging markets tend to be observable for contracts with shorter tenors.

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

Goldman Sachs June 2012 Form 10-Q	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Derivatives

Level 3 OTC derivatives are valued using models which utilize observable level 1 and/or level 2 inputs, as well as unobservable level 3 inputs.

•

For the majority of the firm’s interest rate and currency derivatives classified within level 3, significant unobservable inputs include correlations of certain currencies and interest rates (e.g., the correlation between Euro inflation and Euro interest rates) and specific interest rate volatilities.

•

For level 3 credit derivatives, significant level 3 inputs include illiquid credit spreads, which are unique to specific reference obligations and reference entities, recovery rates, certain correlations required to value credit and mortgage derivatives (e.g., the likelihood of default of the underlying reference obligation relative to one another) and the basis, or price difference, of certain reference obligations to benchmark indices.

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

28	Goldman Sachs June 2012 Form 10-Q

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

Significant Unobservable Inputs	Derivative Product Type	Range of Significant Unobservable Inputs as of June 2012	Sensitivity of Fair Value Measurement to Changes in Significant Unobservable Inputs [1]
Correlation	Interest rates Credit Currencies Equities Various [2]	14% to 70% 5% to 99% 65% to 87% 49% to 99% (51)% to 66%

For contracts where the holder benefits from the convergence of the underlying asset or index prices (e.g., interest rates, credit spreads, foreign exchange rates, inflation rates and equity prices), an increase in correlation generally results in a higher fair value measurement.

Volatility	Interest rates Commodities Equities	32% to 88% 7% to 85% 7% to 98%	In general, for purchased options an increase in volatility results in a higher fair value measurement.
Credit spreads Recovery rates Basis	Credit Credit Credit	89 basis points (bps) to 1,975 bps 0% to 90% 1 point to 11 points

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

Spread per million British Thermal units (MMBTU) of natural gas	Commodities	$(0.83) to $3.52

For contracts where the holder is receiving a commodity, an increase in the spread (price difference from a benchmark index due to differences in quality or delivery location) or price generally results in a higher fair value measurement.

Price per megawatt hour of power	Commodities	$11.93 to $67.91

1.

Represents the directional sensitivity of the firm’s level 3 fair value measurements to changes in significant unobservable inputs, in isolation. Due to the distinctive nature of each of the firm’s level 3 derivatives, the interrelationship of inputs is not necessarily uniform within each product type.

2.	Represents correlation across derivative product types.

Goldman Sachs June 2012 Form 10-Q	29

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

	Derivative Assets at Fair Value as of June 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 34	$ 638,196	$ 262	$ —		$ 638,492
Credit	—	104,133	10,644	—		114,777
Currencies	—	71,893	1,258	—		73,151
Commodities	—	30,832	808	—		31,640
Equities	163	57,113	1,130	—		58,406
Gross fair value of derivative assets	197	902,167	14,102	—		916,466
Counterparty netting [1]	—	(730,418)	(3,601)	(2,129	) [3]	(736,148)
Subtotal	$197	$ 171,749	$10,501	$(2,129)		$ 180,318
Cash collateral netting [2]						(109,010)
Fair value included in financial instruments owned						$ 71,308

	Derivative Liabilities at Fair Value as of June 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$27	$ 572,677	$ 615	$ —		$ 573,319
Credit	—	94,237	4,525	—		98,762
Currencies	—	61,944	1,066	—		63,010
Commodities	—	32,615	1,048	—		33,663
Equities	47	48,359	1,678	—		50,084
Gross fair value of derivative liabilities	74	809,832	8,932	—		818,838
Counterparty netting [1]	—	(730,418)	(3,601)	(2,129	) [3]	(736,148)
Subtotal	$74	$ 79,414	$ 5,331	$(2,129)		$ 82,690
Cash collateral netting [2]						(30,448)
Fair value included in financial instruments sold, but not yet purchased						$ 52,242

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

30	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Derivative Assets at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$33	$ 645,923	$ 214	$ —		$ 646,170
Credit	—	137,110	13,706	—		150,816
Currencies	—	86,752	2,026	—		88,778
Commodities	—	35,062	904	—		35,966
Equities	24	62,684	1,427	—		64,135
Gross fair value of derivative assets	57	967,531	18,277	—		985,865
Counterparty netting [1]	—	(778,639)	(6,377)	(2,717	) [3]	(787,733)
Subtotal	$57	$ 188,892	$11,900	$(2,717)		$ 198,132
Cash collateral netting [2]						(118,104)
Fair value included in financial instruments owned						$80,028

	Derivative Liabilities at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 24	$ 582,012	$ 585	$ —		$ 582,621
Credit	—	123,253	7,406	—		130,659
Currencies	—	70,573	1,184	—		71,757
Commodities	—	36,541	1,509	—		38,050
Equities	185	49,884	1,859	—		51,928
Gross fair value of derivative liabilities	209	862,263	12,543	—		875,015
Counterparty netting [1]	—	(778,639)	(6,377)	(2,717	) [3]	(787,733)
Subtotal	$209	$ 83,624	$ 6,166	$(2,717)		$ 87,282
Cash collateral netting [2]						(28,829)
Fair value included in financial instruments sold, but not yet purchased						$58,453

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

Goldman Sachs June 2012 Form 10-Q	31

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the period.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended June 2012
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3		Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (240)	$ (7)	$ (81)	$ 8	$ (8)	$ (6)	$ 13		$ (32)	$ (353)
Credit — net	6,502	94	697	92	(25)	(403)	325		(1,163)	6,119
Currencies — net	390	(5)	(65)	—	(3)	83	(10	) [3]	(198)	192
Commodities — net	(99)	16	113	31	(101)	(43)	(155	) [3]	(2)	(240)
Equities — net	(520)	76	(20)	92	(338)	(23)	(16	) [3]	201 [4]	(548)
Total derivatives — net	$6,033	$174 [1]	$644 [1,2]	$223	$(475)	$(392)	$157		$(1,194)	$5,170

1.	The aggregate amounts include approximately $696 million and $122 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

3.	Reflects a net transfer to level 3 of derivative liabilities.

4.	Reflects a net transfer to level 2 of derivative liabilities.

The net unrealized gain on level 3 derivatives of $644 million for the three months ended June 2012 was primarily attributable to the impact of lower interest rates, changes in foreign exchange rates and wider credit spreads on certain credit derivatives.

Transfers into level 3 derivatives during the three months ended June 2012 primarily reflected transfers of certain credit derivative assets and certain commodity derivative liabilities from level 2, principally due to unobservable inputs becoming significant to the valuation of these derivatives.

Transfers out of level 3 derivatives during the three months ended June 2012 primarily reflected transfers of certain credit derivative assets to level 2, principally due to unobservable inputs no longer being significant to the valuation of these derivatives.

32	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Six Months Ended June 2012
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3		Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (371)	$ (35)	$ (68)	$ 6	$ (8)	$ 139	$ 25		$ (41)	$ (353)
Credit — net	6,300	101	488	127	(78)	(899)	175		(95)	6,119
Currencies — net	842	(15)	(220)	6	(3)	(182)	(3	) [3]	(233)	192
Commodities — net	(605)	9	322	187	(152)	(25)	4		20 [4]	(240)
Equities — net	(432)	41	(108)	134	(393)	138	1		71 [4]	(548)
Total derivatives — net	$5,734	$101 [1]	$ 414 [1,2]	$460	$(634)	$(829)	$202		$(278)	$5,170

1.	The aggregate amounts include approximately $468 million and $47 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

3.	Reflects a net transfer to level 3 of derivative liabilities.

4.	Reflects a net transfer to level 2 of derivative liabilities.

The net unrealized gain on level 3 derivatives of $414 million for the six months ended June 2012 was primarily attributable to the impact of lower interest rates and changes in foreign exchange rates on certain credit derivatives and changes in commodity prices on certain commodity derivatives, partially offset by the impact of changes in foreign exchange rates on certain currency derivatives.

Transfers into level 3 derivatives during the six months ended June 2012 primarily reflected transfers of certain credit derivative assets from level 2, primarily due to unobservable inputs becoming significant to the valuation of these derivatives.

Transfers out of level 3 derivatives during the six months ended June 2012 primarily reflected transfers of certain currency derivative assets to level 2, primarily due to unobservable correlation inputs no longer being significant to the valuation of these derivatives.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended June 2011
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Net transfers in and/or (out) of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (97)	$ (18)		$ (10)	$ 9	$ —	$ 14	$ (90)	$ (192)
Credit — net	6,591	95		568	99	(262)	(145)	(927)	6,019
Currencies — net	1,132	(22)		(17)	7	(8)	2	29	1,123
Commodities — net	193	(131)		(159)	118	(91)	143	111	184
Equities — net	(1,016)	(84)		74	181	(214)	45	111	(903)
Total derivatives — net	$ 6,803	$(160	) [1]	$ 456 [1,2]	$414	$(575)	$ 59	$(766)	$6,231

1.	The aggregate amounts include approximately $138 million and $158 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

The net unrealized gain on level 3 derivatives of $456 million for the three months ended June 2011 primarily reflected an unrealized gain on credit derivatives attributable to changes in interest rates. This gain was partially offset by an unrealized loss on commodity derivatives, primarily due to changes in the volatility inputs used to value these derivatives.

Significant transfers in or out of level 3 derivatives during the three months ended June 2011 included:

•

Credit — net: net transfer out of level 3 of $927 million, principally due to increased transparency of market prices for certain derivatives as a result of market transactions in these financial instruments, as well as unobservable inputs no longer being significant to the valuation of certain derivatives.

Goldman Sachs June 2012 Form 10-Q	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Six Months Ended June 2011
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Net transfers in and/or (out) of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ 194	$ (36)		$ (33)	$ 9	$ (2)	$ 20	$(344)	$ (192)
Credit — net	7,040	136		388	140	(334)	(465)	(886)	6,019
Currencies — net	1,098	(31)		(180)	35	(12)	(51)	264	1,123
Commodities — net	220	(223)		(33)	277	(122)	78	(13)	184
Equities — net	(990)	21		(49)	315	(373)	4	169	(903)
Total derivatives — net	$7,562	$(133	) [1]	$ 93 [1,2]	$776	$(843)	$(414)	$(810)	$6,231

1.	The aggregate amounts include approximately $(52) million and $12 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

The net unrealized gain on level 3 derivatives of $93 million for the six months ended June 2011 primarily reflected an unrealized gain on credit derivatives, primarily attributable to changes in interest rates, partially offset by an unrealized loss on currency derivatives, primarily due to changes in foreign exchange rates.

Significant transfers in or out of level 3 derivatives during the six months ended June 2011 included:

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

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $(160) million and $156 million for the three months ended June 2012 and June 2011, respectively, and $(339) million and $131 million for the six months ended June 2012 and June 2011, respectively.

Bifurcated Embedded Derivatives

The table below presents derivatives, primarily interest rate and equity products, that have been bifurcated from their related borrowings. These derivatives are recorded at fair value and included in “Unsecured short-term borrowings” and “Unsecured long-term borrowings.” See Note 8 for further information.

	As of
in millions, except number of contracts	June 2012	December 2011
Fair value of assets	$422	$422
Fair value of liabilities	313	304
Net	$109	$118
Number of contracts	377	333

34	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and by product type. Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

in millions	OTC Derivatives as of June 2012
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$11,617	$29,892	$ 80,928	$ 122,437
Credit	2,031	15,665	10,106	27,802
Currencies	8,394	8,068	13,249	29,711
Commodities	5,192	5,148	224	10,564
Equities	4,268	8,029	7,410	19,707
Netting across product types [1]	(2,371)	(5,434)	(5,452)	(13,257)
Subtotal	$29,131	$61,368	$106,465	196,964
Cross maturity netting [2]				(20,980)
Cash collateral netting [3]				(109,010)
Total				$ 66,974

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 7,063	$17,705	$32,509	$ 57,277
Credit	1,059	6,997	3,731	11,787
Currencies	7,461	5,470	6,600	19,531
Commodities	4,568	4,944	2,661	12,173
Equities	3,226	4,742	4,234	12,202
Netting across product types [1]	(2,371)	(5,434)	(5,452)	(13,257)
Subtotal	$21,006	$34,424	$44,283	99,713
Cross maturity netting [2]				(20,980)
Cash collateral netting [3]				(30,448)
Total				$ 48,285

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

Goldman Sachs June 2012 Form 10-Q	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in millions	OTC Derivatives as of December 2011
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$10,931	$32,194	$ 82,480	$ 125,605
Credit	3,054	15,468	13,687	32,209
Currencies	11,253	11,592	16,023	38,868
Commodities	5,286	5,931	147	11,364
Equities	6,663	7,768	7,468	21,899
Netting across product types [1]	(3,071)	(6,033)	(6,027)	(15,131)
Subtotal	$34,116	$66,920	$113,778	214,814
Cross maturity netting [2]				(22,562)
Cash collateral netting [3]				(118,104)
Total				$ 74,148

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 5,787	$18,607	$37,739	$ 62,133
Credit	1,200	6,957	3,894	12,051
Currencies	9,826	5,514	6,502	21,842
Commodities	6,322	5,174	2,727	14,223
Equities	3,290	4,018	4,246	11,554
Netting across product types [1]	(3,071)	(6,033)	(6,027)	(15,131)
Subtotal	$23,354	$34,237	$49,081	106,672
Cross maturity netting [2]				(22,562)
Cash collateral netting [3]				(28,829)
Total				$ 55,281

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

36	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivatives with Credit-Related Contingent Features

Certain of the firm’s derivatives have been transacted under bilateral agreements with counterparties who may require the firm to post collateral or terminate the transactions based on changes in the firm’s credit ratings. The firm assesses the impact of these bilateral agreements by determining the collateral or termination payments that would occur assuming downgrade by all rating agencies. A downgrade by any one rating agency, depending on the agency’s relative ratings of the firm at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. The table below presents the aggregate fair value of net derivative liabilities under such agreements (excluding application of collateral posted to reduce these liabilities), the related aggregate fair value of the assets posted as collateral, and the additional collateral or termination payments that could have been called at the reporting date by counterparties in the event of a one-notch and two-notch downgrade in the firm’s credit ratings.

	As of
in millions	June 2012	December 2011
Net derivative liabilities under bilateral agreements	$31,542	$35,066
Collateral posted	27,324	29,002
Additional collateral or termination payments for a one-notch downgrade	1,344	1,303
Additional collateral or termination payments for a two-notch downgrade	2,456	2,183

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

Credit Options. In a credit option, the option writer assumes the obligation to purchase or sell a reference obligation at a specified price or credit spread. The option purchaser buys the right, but does not assume the obligation, to sell the reference obligation to, or purchase it from, the option writer. The payments on credit options depend either on a particular credit spread or the price of the reference obligation.

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

Goldman Sachs June 2012 Form 10-Q	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 2012, written and purchased credit derivatives had total gross notional amounts of $1.88 trillion and $1.98 trillion, respectively, for total net notional purchased protection of $104.96 billion. As of December 2011, written and purchased credit derivatives had total gross notional amounts of $1.96 trillion and $2.08 trillion, respectively, for total net notional purchased protection of $116.93 billion.

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

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives		Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives [1]	Other Purchased Credit Derivatives [2]	Asset	Liability	Net Asset/ (Liability)
As of June 2012
Credit spread on underlying (basis points)
0-250	$344,928	$ 847,916	$133,022	$1,325,866	$1,253,917	$154,994	$19,651	$ 14,741	$ 4,910
251-500	36,864	194,491	52,876	284,231	254,000	38,128	4,567	15,036	(10,469)
501-1,000	22,312	121,283	22,111	165,706	151,798	22,862	959	14,478	(13,519)
Greater than 1,000	16,052	74,458	9,280	99,790	83,707	21,142	579	30,654	(30,075)
Total	$420,156	$1,238,148	$217,289	$1,875,593	$1,743,422	$237,126	$25,756	$ 74,909	$(49,153)

As of December 2011
Credit spread on underlying (basis points)
0-250	$282,851	$ 794,193	$141,688	$1,218,732	$1,122,296	$180,316	$17,572	$ 16,907	$ 665
251-500	42,682	269,687	69,864	382,233	345,942	47,739	4,517	20,810	(16,293)
501-1,000	29,377	140,389	21,819	191,585	181,003	23,176	138	15,398	(15,260)
Greater than 1,000	30,244	114,103	22,995	167,342	147,614	28,734	512	57,201	(56,689)
Total	$385,154	$1,318,372	$256,366	$1,959,892	$1,796,855	$279,965	$22,739	$110,316	$(87,577)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of purchased credit derivatives in excess of the notional amount included in “Offsetting Purchased Credit Derivatives.”

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

38	Goldman Sachs June 2012 Form 10-Q

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

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Interest rate hedges	$ 1,792	$ 836	$(446)	$(1,822)
Hedged borrowings and bank deposits	(2,160)	(1,250)	(382)	913
Hedge ineffectiveness [1]	(368)	(414)	(828)	(909)

1.	Primarily consisted of amortization of prepaid credit spreads resulting from the passage of time.

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Currency hedges	$ 209	$(178)	$ (3)	$(403)
Foreign currency-denominated debt	(108)	(94)	113	(12)

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for the three and six months ended June 2012 and June 2011.

As of June 2012 and December 2011, the firm had designated $3.00 billion and $3.11 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

Goldman Sachs June 2012 Form 10-Q	39

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

•

certain time deposits issued by the firm’s bank subsidiaries (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments.

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

40	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are collateral funding spreads, the amount and timing of expected future cash flows and interest rates. The ranges of significant unobservable inputs used to value level 3 resale and repurchase agreements as of June 2012 are as follows:

•	Yield: 2.1% to 5.3%

•	Duration: 1.1 to 5.1 years

•	Funding spreads: 69 bps to 361 bps

Generally, increases in yield, duration or funding spreads, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 resale and repurchase agreements, the interrelationship of inputs is not necessarily uniform across such agreements.

See Note 9 for further information about collateralized agreements.

Other Secured Financings. The significant inputs to the valuation of other secured financings at fair value are the amount and timing of expected future cash flows, interest rates, collateral funding spreads, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market prices, market yields and recovery assumptions) and the frequency of additional collateral calls. The ranges of significant unobservable inputs used to value level 3 other secured financings as of June 2012 are as follows:

•	Yield: 4.7% to 20.0%

•	Duration: 0.3 to 10.0 years

•	Funding spreads: 26 bps to 77 bps

Generally, increases in yield, duration or funding spreads, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings.

See Note 9 for further information about collateralized financings.

Unsecured Short-term and Long-term Borrowings. The significant inputs to the valuation of unsecured short-term and long-term borrowings at fair value are the amount and timing of expected future cash flows, interest rates, the credit spreads of the firm, as well as commodity prices in the case of prepaid commodity transactions. The inputs used to value the embedded derivative component of hybrid financial instruments are consistent with the inputs used to value the firm’s other derivative instruments. See Note 7 for further information about derivatives. See Notes 15 and 16 for further information about unsecured short-term and long-term borrowings, respectively.

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

Insurance and Reinsurance Contracts.    Insurance and reinsurance contracts at fair value are included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses.” The insurance and reinsurance contracts for which the firm has elected the fair value option are contracts that can be settled only in cash and that qualify for the fair value option because they are recognized financial instruments. These contracts are valued using market transactions and other market evidence where possible, including market-based inputs to models, calibration to market-clearing transactions or other alternative pricing sources with reasonable levels of price transparency. Significant level 2 inputs are interest rates, inflation rates, volatilities, and policy lapse and projected mortality assumptions. Significant level 3 inputs are funding spreads. When unobservable inputs to a valuation model are significant to the fair value measurement of an instrument, the instrument is classified in level 3. The range of significant unobservable inputs used to value level 3 insurance and reinsurance contracts as of June 2012 is as follows:

•	Funding spreads: 82 bps to 118 bps

Generally, an increase in funding spreads would result in a lower fair value measurement.

Goldman Sachs June 2012 Form 10-Q	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value, excluding insurance and reinsurance contracts, are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. The range of significant unobservable inputs used to value level 3 receivables from customers and counterparties as of June 2012 is as follows:

•	Funding spreads: 126 bps to 156 bps

Generally, an increase in funding spreads would result in a lower fair value measurement.

Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Such receivables are primarily comprised of customer margin loans. While these margin loans are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these margin loans been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2012.

Deposits. The significant inputs to the valuation of time deposits are interest rates and the amount and timing of future cash flows. The inputs used to value the embedded derivative component of hybrid financial instruments are consistent with the inputs used to value the firm’s other derivative instruments. See Note 7 for further information about derivatives. See Note 14 for further information about deposits.

The firm’s deposits that are included in level 3 are hybrid financial instruments. As the significant unobservable inputs used to value hybrid financial instruments primarily relate to the embedded derivative component of these deposits, these inputs are incorporated in the firm’s derivative disclosures related to unobservable inputs in Note 7.

Fair Value of Other Financial Assets and Financial

Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value under the fair value option.

	Other Financial Assets at Fair Value as of June 2012
in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$22,622	$ 14,657	$ —	$ 37,279
Securities purchased under agreements to resell	—	166,321	1,023	167,344
Securities borrowed	—	51,897	—	51,897
Receivables from customers and counterparties	—	6,828	616	7,444
Total	$22,622	$239,703	$1,639	$263,964

	Other Financial Liabilities at Fair Value as of June 2012
in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 5,467	$ 179	$ 5,646
Securities sold under agreements to repurchase	—	158,387	2,055	160,442
Securities loaned	—	24	—	24
Other secured financings	—	23,857	1,182	25,039
Unsecured short-term borrowings	—	14,202	2,726	16,928
Unsecured long-term borrowings	—	10,698	1,946	12,644
Other liabilities and accrued expenses	—	447	8,969	9,416
Total	$ —	$213,082	$17,057	$230,139

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. The table above includes $22.62 billion of level 1 and $526 million of level 2 securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP, principally consisting of U.S. Treasury securities, money market instruments and insurance separate account assets.

42	Goldman Sachs June 2012 Form 10-Q

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

Goldman Sachs June 2012 Form 10-Q	43

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

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended June 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 956	$ 1		$(52)		$394	$—	$ —	$(276)	$ —	$ —	$ 1,023
Receivables from customers and counterparties	431	—		(7)		—	—	—	(7)	199	—	616
Total	$ 1,387	$ 1	[1]	$(59	) [1]	$394	$—	$ —	$(283)	$199	$ —	$ 1,639

1.	The aggregate amounts include gains/(losses) of approximately $(63) million and $5 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended June 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 96	$ —		$ 2		$ —	$—	$ 81	$ —	$ —	$ —	$ 179
Securities sold under agreements to repurchase, at fair value	2,048	—		—		—	—	—	7	—	—	2,055
Other secured financings	1,282	3		—		—	—	69	(172)	—	—	1,182
Unsecured short-term borrowings	3,375	(31)		(63)		—	—	231	(497)	87	(376)	2,726
Unsecured long-term borrowings	2,310	5		(72)		—	—	91	(36)	43	(395)	1,946
Other liabilities and accrued expenses	8,965	(2)		97		—	—	—	(91)	—	—	8,969
Total	$18,076	$(25	) [1]	$(36	) [1]	$ —	$—	$472	$(789)	$130	$(771)	$17,057

1.

The aggregate amounts include gains/(losses) of approximately $88 million, $(23) million and $(4) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial assets of $59 million for the three months ended June 2012 primarily reflected the impact of changes in foreign exchange rates on certain resale agreements. The net unrealized gain on other financial liabilities of $36 million for the three months ended June 2012 primarily reflected gains on certain equity-linked notes, principally due to a decline in global equity prices, partially offset by losses on certain insurance liabilities, principally due to a decline in interest rates.

Transfers into level 3 related to other financial assets during the three months ended June 2012 reflected transfers from level 2 of certain receivables, principally due to less market activity in these instruments.

Transfers into level 3 related to other financial liabilities during the three months ended June 2012 primarily reflected transfers from level 2 of certain hybrid financial instruments, principally due to reduced transparency of the correlation and volatility inputs used to value these instruments.

Transfers out of level 3 related to other financial liabilities during the three months ended June 2012 primarily reflected transfers to level 2 of certain hybrid financial instruments, principally due to unobservable inputs no longer being significant to the valuation of certain instruments, and increased transparency of the correlation and volatility inputs used to value certain instruments.

44	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Six Months Ended June 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 557	$ 2		$ (22)		$ 929	$ —	$ —	$ (443)	$ —	$ —	$ 1,023
Receivables from customers and counterparties	795	—		2		199	—	—	(7)	—	(373)	616
Total	$ 1,352	$ 2	[1]	$ (20	) [1]	$1,128	$ —	$ —	$ (450)	$ —	$ (373)	$ 1,639

1.	The aggregate amounts include gains/(losses) of approximately $(27) million and $9 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Six Months Ended June 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 13	$ —		$ (4)		$ —	$ —	$170	$ —	$ —	$ —	$ 179
Securities sold under agreements to repurchase, at fair value	2,181	—		—		—	—	—	(126)	—	—	2,055
Other secured financings	1,752	7		—		—	—	92	(630)	—	(39)	1,182
Unsecured short-term borrowings	3,294	(44)		57		(13)	—	365	(575)	179	(537)	2,726
Unsecured long-term borrowings	2,191	16		90		—	—	245	(128)	178	(646)	1,946
Other liabilities and accrued expenses	8,996	(2)		150		—	—	—	(175)	—	—	8,969
Total	$18,427	$(23	) [1]	$293	[1]	$ (13)	$ —	$872	$(1,634)	$357	$(1,222)	$17,057

1.	The aggregate amounts include losses of approximately $230 million, $32 million and $8 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial liabilities at fair value of $293 million for the six months ended June 2012 primarily reflected losses on certain insurance liabilities, reflecting the impact of changes in foreign exchange rates and a decrease in interest rates, and losses on certain hybrid financial instruments, principally due to tightening credit spreads.

Transfers out of level 3 related to other financial assets during the six months ended June 2012 reflected transfers to level 2 of certain insurance receivables primarily due to increased transparency of the mortality inputs used to value these receivables.

Transfers into level 3 related to other financial liabilities during the six months ended June 2012 primarily reflected transfers from level 2 of certain hybrid financial instruments, principally due to decreased transparency of the correlation and volatility inputs used to value these instruments.

Transfers out of level 3 related to other financial liabilities during the six months ended June 2012 primarily reflected transfers to level 2 of certain hybrid financial instruments, principally due to increased transparency of the correlation and volatility inputs used to value certain instruments, and unobservable inputs no longer being significant to the valuation of certain instruments.

Goldman Sachs June 2012 Form 10-Q	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended June 2011
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 158	$ —		$ —		$181	$ —	$ —	$ (40)	$ —	$ 299
Receivables from customers and counterparties	322	—		5		—	—	—	(6)	—	321
Total	$ 480	$ —	[1]	$ 5	[1]	$181	$ —	$ —	$ (46)	$ —	$ 620

1.	The aggregate amounts include gains of approximately $5 million reported in “Market making.”

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended June 2011
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Securities sold under agreements to repurchase, at fair value	$ 1,946	$ —		$ —		$ —	$ —	$130	$ —	$ —	$ 2,076
Other secured financings	7,107	9		(5)		—	—	261	(2,091)	16	5,297
Unsecured short-term borrowings	3,209	(41)		82		(23)	—	179	(438)	133	3,101
Unsecured long-term borrowings	2,404	6		117		(34)	—	22	(2)	41	2,554
Other liabilities and accrued expenses	6,852	—		150		—	—	—	(58)	—	6,944
Total	$21,518	$(26	) [1]	$344	[1]	$ (57)	$ —	$592	$(2,589)	$190	$19,972

1.	The aggregate amounts include losses of approximately $255 million, $60 million and $3 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

There were no significant transfers in or out of level 3 during the three months ended June 2011.

46	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Other Financial Assets at Fair Value for the Six Months Ended June 2011
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 100	$ 2		$ —		$ 245	$ —	$ —	$ (48)	$ —	$ 299
Receivables from customers and counterparties	298	—		21		14	—	—	(12)	—	321
Total	$ 398	$ 2	[1]	$ 21	[1]	$ 259	$ —	$ —	$ (60)	$ —	$ 620

1.	The aggregate amounts include gains of approximately $21 million and $2 million reported in “Market making” and “Other principal transactions,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Six Months Ended June 2011
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Securities sold under agreements to repurchase, at fair value	$ 2,060	$—		$ —		$ —	$ —	$ 194	$ (178)	$ —	$ 2,076
Other secured financings	8,349	9		4		—	—	274	(3,356)	17	5,297
Unsecured short-term borrowings	3,476	68		(174)		(31)	—	541	(666)	(113)	3,101
Unsecured long-term borrowings	2,104	10		162		(50)	—	291	(73)	110	2,554
Other liabilities and accrued expenses	2,409	—		303		4,337	—	—	(105)	—	6,944
Total	$18,398	$87	[1]	$ 295	[1]	$4,256	$ —	$1,300	$(4,378)	$ 14	$19,972

1.

The aggregate amounts include gains/(losses) of approximately $(419) million, $44 million and $(7) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

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

Goldman Sachs June 2012 Form 10-Q	47

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

	Gains/(Losses) on Other Financial Assets and Financial Liabilities at Fair Value
	Three Months Ended June				Six Months Ended June
	2012		2011		2012		2011
in millions	Fair Value Option	Other	Fair Value Option	Other	Fair Value Option	Other	Fair Value Option	Other
Receivables from customers and counterparties [1]	$ (15)	$(398)	$ (6)	$200	$ 9	$ 61	$ (5)	$ 519
Other secured financings	15	546	29	(510)	(11)	(369)	33	(925)
Unsecured short-term borrowings	4	759	24	327	(38)	(94)	31	103
Unsecured long-term borrowings	49	13	68	432	(182)	(355)	71	(839)
Other liabilities and accrued expenses [2]	(90)	1	(64)	(20)	(192)	42	(253)	67
Other [3]	(78)	(2)	10	—	(95)	3	45	—
Total	$(115)	$ 919	$ 61	$429	$(509)	$(712)	$ (78)	$(1,075)

1.	Primarily consists of gains/(losses) on certain transfers accounted for as receivables rather than purchases and certain reinsurance contracts.

2.	Primarily consists of gains/(losses) on certain insurance contracts.

3.	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned and deposits.

Excluding the gains and losses on the instruments accounted for under the fair value option described above, “Market making” and “Other principal transactions”

primarily represents gains and losses on “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value.”

48	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of
in millions	June 2012	December 2011
Aggregate contractual principal amount of performing loans and long-term receivables in excess of the related fair value	$ 3,184	$ 3,826
Aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due in excess of the related fair value	20,936	23,034
Total [1]	$24,120	$26,860

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$ 1,890	$ 3,174

1.

The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of June 2012 and December 2011, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $2.56 billion and $2.82 billion, respectively, and the related total contractual amount of these lending commitments was $64.91 billion and $66.12 billion, respectively. See Note 18 for further information about lending commitments.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $450 million and $932 million as of June 2012 and December 2011, respectively. Of these amounts, $236 million and $693 million as of June 2012 and December 2011, respectively, related to unsecured long-term borrowings and the remainder related to long-term other secured financings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $270 million and $53 million for the three months ended June 2012 and June 2011, respectively, and $1.24 billion and $809 million for the six months ended June 2012 and June 2011, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Net gains/(losses) including hedges	$ 6	$85	$(218)	$126
Net gains/(losses) excluding hedges	57	75	(232)	119

Goldman Sachs June 2012 Form 10-Q	49

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
in millions	June 2012	December 2011
Securities purchased under agreements to resell [1]	$167,344	$187,789
Securities borrowed [2]	167,516	153,341
Securities sold under agreements to repurchase [1]	160,442	164,502
Securities loaned [2]	9,448	7,182

1.

Resale and repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of June 2012 and December 2011, $51.90 billion and $47.62 billion of securities borrowed and $24 million and $107 million of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no repos to maturity outstanding as of June 2012 or December 2011.

50	Goldman Sachs June 2012 Form 10-Q

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of June 2012.

As of June 2012 and December 2011, the firm had $14.13 billion and $20.22 billion, respectively, of securities received under resale agreements and securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

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

Other secured financings include arrangements that are nonrecourse. As of June 2012 and December 2011, nonrecourse other secured financings were $2.29 billion and $3.14 billion, respectively.

The firm has elected to apply the fair value option to the following other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes:

•	transfers of assets accounted for as financings rather than sales; and

•	certain other nonrecourse financings.

See Note 8 for further information about other secured financings that are accounted for at fair value. Other secured financings that are not recorded at fair value are generally short-term and recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these financings been included in the firm’s fair value hierarchy, they would have primarily been classified in level 2 as of June 2012.

Goldman Sachs June 2012 Form 10-Q	51

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

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of June 2012			As of December 2011
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term): At fair value	$11,884	$5,400	$17,284	$18,519	$ 5,140	$23,659
At amortized cost	108	2,053	2,161	155	5,371	5,526
Interest rates [1]	3.66%	0.13%		3.85%	0.22%
Other secured financings (long-term): At fair value	6,194	1,561	7,755	4,305	2,055	6,360
At amortized cost	859	731	1,590	1,024	795	1,819
Interest rates [1]	2.65%	2.95%		1.88%	3.28%
Total [2]	$19,045	$9,745	$28,790	$24,003	$13,361	$37,364
Amount of other secured financings collateralized by: Financial instruments [3]	$18,733	$9,335	$28,068	$23,703	$12,169	$35,872
Other assets [4]	312	410	722	300	1,192	1,492

1.	The weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

2.

Includes $6.55 billion and $9.36 billion related to transfers of financial assets accounted for as financings rather than sales as of June 2012 and December 2011, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $6.80 billion and $9.51 billion as of June 2012 and December 2011, respectively.

3.

Includes $14.35 billion and $14.82 billion of other secured financings collateralized by financial instruments owned, at fair value as of June 2012 and December 2011, respectively, and includes $13.72 billion and $21.06 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of June 2012 and December 2011, respectively.

4.	Primarily real estate and cash.

The table below presents other secured financings by maturity.

in millions	As of June 2012
Other secured financings (short-term)	$19,445
Other secured financings (long-term): 2013	1,875
2014	3,932
2015	1,179
2016	513
2017	208
2018-thereafter	1,638
Total other secured financings (long-term)	9,345
Total other secured financings	$28,790

The aggregate contractual principal amount of other secured financings (long-term) for which the fair value option was elected exceeded the related fair value by $214 million and $239 million, as of June 2012 and December 2011, respectively.

52	Goldman Sachs June 2012 Form 10-Q

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

	As of
in millions	June 2012	December 2011
Collateral available to be delivered or repledged	$596,775	$622,926
Collateral that was delivered or repledged	432,141	454,604

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

	As of
in millions	June 2012	December 2011
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 67,004	$ 53,989
Did not have the right to deliver or repledge	110,434	110,949
Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	2,719	3,444

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

Goldman Sachs June 2012 Form 10-Q	53

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

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Residential mortgages	$8,278	$14,602	$19,267	$22,305
Commercial mortgages	1,623	—	1,623	325
Other financial assets	—	49	—	81
Total	$9,901	$14,651	$20,890	$22,711
Cash flows on retained interests	$ 144	$ 148	$ 226	$ 367

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

	As of June 2012			As of December 2011
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations [1]	$63,892	$3,749	$ —	$70,448	$5,038	$ —
Other residential mortgage-backed [2]	4,057	101	—	4,459	101	3
Commercial mortgage-backed [3]	3,743	36	46	3,398	606	331
CDOs, CLOs and other [4]	8,808	32	241	9,972	32	211
Total [5]	$80,500	$3,918	$287	$88,277	$5,777	$545

1.

Outstanding principal amount and fair value of retained interests primarily relate to securitizations during 2012 and 2011 as of June 2012, and securitizations during 2011 and 2010 as of December 2011.

2.	Outstanding principal amount and fair value of retained interests as of both June 2012 and December 2011 primarily relate to prime and Alt-A securitizations during 2007 and 2006.

3.

As of June 2012, the outstanding principal amount and the fair value of retained interests primarily relate to securitizations during 2012 and 2006. As of December 2011, the outstanding principal amount primarily relates to securitizations during 2010, 2007 and 2006 and the fair value of retained interests primarily relates to securitizations during 2010.

4.	Outstanding principal amount and fair value of retained interests as of both June 2012 and December 2011 primarily relate to CDO and CLO securitizations during 2007 and 2006.

5.

Outstanding principal amount includes $814 million and $774 million as of June 2012 and December 2011, respectively, related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

54	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net asset of $29 million and a net liability of $52 million as of June 2012 and December 2011, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The table below presents the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of June 2012		As of December 2011
	Type of Retained Interests		Type of Retained Interests
$ in millions	Mortgage-Backed	Other [1]	Mortgage-Backed	Other [1]
Fair value of retained interests	$3,886	$ 32	$5,745	$ 32
Weighted average life (years)	8.2	2.5	7.1	4.7

Constant prepayment rate [2]	14.4%	N.M.	14.1%	N.M.
Impact of 10% adverse change [2]	$ (55)	N.M.	$ (55)	N.M.
Impact of 20% adverse change [2]	(96)	N.M.	(108)	N.M.

Discount rate [3]	5.8%	N.M.	5.4%	N.M.
Impact of 10% adverse change	$ (105)	N.M.	$ (125)	N.M.
Impact of 20% adverse change	(186)	N.M.	(240)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of June 2012 and December 2011. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $32 million as of both June 2012 and December 2011.

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

Goldman Sachs June 2012 Form 10-Q	55

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

56	Goldman Sachs June 2012 Form 10-Q

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated statement of financial condition as follows:

•

Substantially all assets held by the firm related to mortgage-backed, corporate CDO and CLO and other asset-backed VIEs and investment funds are included in “Financial instruments owned, at fair value.” Substantially all liabilities held by the firm related to corporate CDO and CLO and other asset-backed VIEs are included in “Financial instruments sold, but not yet purchased, at fair value.”

Goldman Sachs June 2012 Form 10-Q	57

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

•	Assets and liabilities held by the firm related to power-related VIEs are primarily included in “Other assets” and “Other liabilities and accrued expenses,” respectively.

	Nonconsolidated VIEs
	As of June 2012
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit- related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$92,926	[2]	$19,107	$9,103	$3,588	$534	$2,466	$127,724
Carrying Value of the Firm’s Variable Interests
Assets	5,484		920	1,514	258	298	5	8,479
Liabilities	—		30	6	17	—	—	53
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	3,886		32	—	—	—	—	3,918
Purchased interests	1,477		398	—	238	—	—	2,113
Commitments and guarantees [1]	—		1	380	–	4	—	385
Derivatives [1]	2,072		6,761	—	1,100	—	—	9,933
Loans and investments	120		—	1,514	—	298	5	1,937
Total	$ 7,555	[2]	$ 7,192	$1,894	$1,338	$302	$ 5	$ 18,286

	Nonconsolidated VIEs
	As of December 2011
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit- related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$94,047	[2]	$20,340	$8,974	$4,593	$519	$2,208	$130,681
Carrying Value of the Firm’s Variable Interests
Assets	7,004		911	1,495	352	289	5	10,056
Liabilities	—		63	3	24	2	—	92
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	5,745		32	—	—	—	—	5,777
Purchased interests	962		368	—	333	—	—	1,663
Commitments and guarantees [1]	—		1	373	—	46	—	420
Derivatives [1]	2,469		7,529	—	1,221	—	—	11,219
Loans and investments	82		—	1,495	—	288	5	1,870
Total	$ 9,258	[2]	$ 7,930	$1,868	$1,554	$334	$ 5	$ 20,949

1.

The aggregate amounts include $3.67 billion and $4.17 billion as of June 2012 and December 2011, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $7.95 billion and $2.58 billion, respectively, as of June 2012, and $6.15 billion and $2.62 billion, respectively, as of December 2011, related to CDOs backed by mortgage obligations.

58	Goldman Sachs June 2012 Form 10-Q

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

	Consolidated VIEs
	As of June 2012
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 201	$ 40	$ —	$ 241
Cash and securities segregated for regulatory and other purposes	102	—	55	157
Receivables from brokers, dealers and clearing organizations	3	—	—	3
Receivables from customers and counterparties	—	13	—	13
Financial instruments owned, at fair value	2,156	616	161	2,933
Other assets	1,279	406	—	1,685
Total	$3,741	$1,075	$216	$5,032
Liabilities
Other secured financings	$ 716	$ 612	$ 196	$1,524
Financial instruments sold, but not yet purchased, at fair value	—	—	3	3
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	2,235	2,235
Unsecured long-term borrowings	4	—	262	266
Other liabilities and accrued expenses	1,772	40	—	1,812
Total	$2,492	$ 652	$2,696	$5,840

Goldman Sachs June 2012 Form 10-Q	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Consolidated VIEs
	As of December 2011
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 660	$ 51	$ 1	$ 712
Cash and securities segregated for regulatory and other purposes	139	—	—	139
Receivables from brokers, dealers and clearing organizations	4	—	—	4
Receivables from customers and counterparties	—	16	—	16
Financial instruments owned, at fair value	2,369	352	112	2,833
Other assets	1,552	437	—	1,989
Total	$4,724	$856	$ 113	$5,693
Liabilities
Other secured financings	$1,418	$298	$3,208	$4,924
Payables to customers and counterparties	—	9	—	9
Financial instruments sold, but not yet purchased, at fair value	—	—	2	2
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	185	—	1,941	2,126
Unsecured long-term borrowings	4	—	269	273
Other liabilities and accrued expenses	2,046	40	—	2,086
Total	$3,653	$347	$5,420	$9,420

60	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
in millions	June 2012	December 2011
Property, leasehold improvements and equipment [1]	$ 8,616	$ 8,697
Goodwill and identifiable intangible assets [2]	5,400	5,468
Income tax-related assets [3]	5,757	5,017
Equity-method investments [4]	672	664
Miscellaneous receivables and other	3,719	3,306
Total	$24,164	$23,152

1.	Net of accumulated depreciation and amortization of $8.82 billion and $8.46 billion as of June 2012 and December 2011, respectively.

2.	See Note 13 for further information about goodwill and identifiable intangible assets.

3.	See Note 24 for further information about income taxes.

4.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $4.60 billion and $4.17 billion as of June 2012 and December 2011, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment included $6.24 billion and $6.48 billion as of June 2012 and December 2011, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Impairments

As a result of a decline in the market conditions in which certain of the firm’s consolidated investments operate, during the first half of 2012 the firm tested certain commodity-related intangible assets, property, leasehold improvements and equipment, and other assets for impairment in accordance with ASC 360. The carrying value of these assets exceeded the projected undiscounted cash flows over the estimated remaining useful lives of these assets; as such, the firm determined the assets were impaired and recorded an impairment loss of $159 million ($133 million related to property, leasehold improvements and equipment, $20 million related to commodity-related intangible assets and $6 million related to other assets), substantially all of which was included in “Depreciation and amortization.” These impairment losses were included in the firm’s Investing & Lending segment and represented the excess of the carrying values of these assets over their estimated fair values, substantially all of which are level 3 measurements, using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to be received from the disposition of certain of these assets.

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

Goldman Sachs June 2012 Form 10-Q	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of
in millions	June 2012	December 2011
Investment Banking:
Financial Advisory	$ 98	$ 104
Underwriting	183	186
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	268	284
Equities Client Execution	2,388	2,390
Securities Services	104	117
Investing & Lending	147	147
Investment Management	591	574
Total	$3,779	$3,802

	Identifiable Intangible Assets
	As of
in millions	June 2012	December 2011
Investment Banking:
Financial Advisory	$ 1	$ 4
Underwriting	—	1
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	465	488
Equities Client Execution	687	677
Investing & Lending	331	369
Investment Management	137	127
Total	$1,621	$1,666

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

62	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

		As of
$ in millions		June 2012	Weighted Average Remaining Lives (years)	December 2011
Customer lists	Gross carrying amount	$ 1,143		$ 1,119
	Accumulated amortization	(632)		(593)
	Net carrying amount	511	9	526
Commodities-related intangibles [1]	Gross carrying amount	509		595
	Accumulated amortization	(184)		(237)
	Net carrying amount	325	10	358
Broadcast royalties [2]	Gross carrying amount	560		560
	Accumulated amortization	(154)		(123)
	Net carrying amount	406	7	437
Insurance-related intangibles [3]	Gross carrying amount	301		292
	Accumulated amortization	(161)		(146)
	Net carrying amount	140	6	146
Other [4]	Gross carrying amount	1,007		950
	Accumulated amortization	(768)		(751)
	Net carrying amount	239	11	199
Total	Gross carrying amount	3,520		3,516
	Accumulated amortization	(1,899)		(1,850)
	Net carrying amount	$ 1,621	8	$ 1,666

1.	Primarily includes commodity-related customer contracts and relationships, permits and access rights.

2.	Represents television broadcast royalties held by a consolidated VIE.

3.	Represents value of business acquired related to the firm’s insurance businesses.

4.	Primarily includes the firm’s New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights and exchange-traded fund lead market maker rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized (i) over their estimated lives, (ii) based on economic usage for certain commodity-related intangibles or (iii) in proportion to estimated gross profits or premium revenues. Amortization expense for identifiable intangible assets is included in “Depreciation and amortization.”

Goldman Sachs June 2012 Form 10-Q	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present amortization expense for identifiable intangible assets for the three and six months ended June 2012 and June 2011, and the estimated future amortization expense through 2017 for identifiable intangible assets as of June 2012.

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Amortization expense	$76	$66	$146	$123

in millions	As of June 2012
Estimated future amortization expense:
Remainder of 2012	$146
2013	249
2014	214
2015	180
2016	177
2017	173

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

Note 14.

Deposits

The table below presents deposits held in U.S. and non-U.S. offices. Substantially all U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and were interest-bearing and substantially all non-U.S. deposits were held at Goldman Sachs Bank (Europe) plc (GS Bank Europe) and Goldman Sachs International Bank (GSIB) and were interest-bearing.

	As of
in millions	June 2012		December 2011
U.S. offices	$49,385		$38,477
Non-U.S. offices	7,935		7,632
Total	$57,320	[1]	$46,109	[1]

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of June 2012
in millions	U.S.		Non-U.S.		Total
Remainder of 2012	$ 1,329		$2,498		$ 3,827
2013	4,489		94		4,583
2014	2,598		—		2,598
2015	2,187		—		2,187
2016	1,185		—		1,185
2017	1,390		—		1,390
2018 - thereafter	3,803		—		3,803
Total	$16,981	[2]	$2,592	[3]	$19,573	[1]

1.	Includes $5.65 billion and $4.53 billion as of June 2012 and December 2011, respectively, of time deposits accounted for at fair value under the fair value option.

2.

Includes $80 million greater than $100,000, of which $35 million matures within three months, $5 million matures within three to six months, $29 million matures within six to twelve months, and $11 million matures after twelve months.

3.	Substantially all were greater than $100,000.

As of June 2012, demand deposits were $37.75 billion, which were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges on substantially all of its time deposits for which it has not elected the fair value option. Accordingly, $13.92 billion of time deposits were effectively converted from fixed-rate obligations to floating-rate obligations and were recorded at amounts that generally approximate fair value. While these demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2.

64	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15.

Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of
in millions	June 2012	December 2011
Other secured financings (short-term)	$19,445	$29,185
Unsecured short-term borrowings	45,693	49,038
Total	$65,138	$78,223

See Note 9 for further information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations. While these short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2012.

The table below presents unsecured short-term borrowings.

	As of
$ in millions	June 2012	December 2011
Current portion of unsecured long-term borrowings [1]	$26,893	$28,836
Hybrid financial instruments	12,356	11,526
Promissory notes	145	1,328
Commercial paper	641	1,491
Other short-term borrowings	5,658	5,857
Total	$45,693	$49,038

Weighted average interest rate [2]	1.49%	1.89%

1.

As of June 2012, no borrowings guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP) were outstanding and the program had expired for new issuances. Includes $8.53 billion as of December 2011, guaranteed by the FDIC under the TLGP.

2.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs June 2012 Form 10-Q	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of
in millions	June 2012	December 2011
Other secured financings (long-term)	$ 9,345	$ 8,179
Unsecured long-term borrowings	166,993	173,545
Total	$176,338	$181,724

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of June 2012			As of December 2011
in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 90,691	$34,798	$125,489	$ 84,058	$38,569	$122,627
Floating-rate obligations [2]	20,880	20,624	41,504	23,436	27,482	50,918
Total	$111,571	$55,422	$166,993	$107,494	$66,051	$173,545

1.

Interest rates on U.S. dollar-denominated debt ranged from 0.20% to 10.04% (with a weighted average rate of 5.54%) and 0.10% to 10.04% (with a weighted average rate of 5.62%) as of June 2012 and December 2011, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.50% to 14.85% (with a weighted average rate of 4.72%) and 0.85% to 14.85% (with a weighted average rate of 4.75%) as of June 2012 and December 2011, respectively.

2.	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating-rate obligations.

66	Goldman Sachs June 2012 Form 10-Q

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

•	unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

in millions	As of June 2012
2013	$ 8,733
2014	20,725
2015	19,156
2016	21,055
2017	18,559
2018 - thereafter	78,765
Total [1]	$166,993

1.

Includes $10.76 billion related to interest rate hedges on certain unsecured long-term borrowings, by year of maturity as follows: $222 million in 2013, $714 million in 2014, $601 million in 2015, $1.20 billion in 2016, $1.35 billion in 2017 and $6.67 billion in 2018 and thereafter.

The aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $236 million and $693 million as of June 2012 and December 2011, respectively.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of June 2012 and December 2011. While these unsecured long-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2012. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of less than 4% as of both June 2012 and December 2011. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
in millions	June 2012	December 2011
Fixed-rate obligations
At fair value	$ 178	$ 76
At amortized cost [1]	26,850	28,773
Floating-rate obligations
At fair value	12,466	17,086
At amortized cost [1]	127,499	127,610
Total	$166,993	$173,545

1.

The weighted average interest rates on the aggregate amounts were 2.58% (5.20% related to fixed-rate obligations and 2.07% related to floating-rate obligations) and 2.59% (5.18% related to fixed-rate obligations and 2.03% related to floating-rate obligations) as of June 2012 and December 2011, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

Goldman Sachs June 2012 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of

June 2012 and December 2011, subordinated debt had maturities ranging from 2015 to 2038 and 2017 to 2038, respectively. The table below presents subordinated borrowings.

	As of June 2012			As of December 2011
$ in millions	Par Amount	Carrying Amount	Rate [1]	Par Amount	Carrying Amount	Rate [1]
Subordinated debt	$14,369	$17,393	4.25%	$14,310	$17,362	4.39%
Junior subordinated debt	3,335	4,826	2.79%	5,085	6,533	2.43%
Total subordinated borrowings	$17,704	$22,219	3.97%	$19,395	$23,895	3.87%

1.

Weighted average interest rate after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

Junior Subordinated Debt

Junior Subordinated Debt Issued to APEX Trusts. In 2007, Group Inc. issued a total of $2.25 billion of remarketable junior subordinated debt to Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts), Delaware statutory trusts. The APEX Trusts issued $2.25 billion of guaranteed perpetual Normal Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to Group Inc. Group Inc. also entered into contracts with the APEX Trusts to sell $2.25 billion of Group Inc. perpetual non-cumulative preferred stock (the stock purchase contracts). See Note 19 for more information about the preferred stock that Group Inc. has issued and will issue in connection with the stock purchase contracts.

The firm accounted for the stock purchase contracts as equity instruments and, accordingly, recorded the cost of the stock purchase contracts as a reduction to additional paid-in capital.

During the first quarter of 2012, pursuant to a remarketing provided for by the initial terms of the junior subordinated debt, Goldman Sachs Capital II sold all of its $1.75 billion of junior subordinated debt to Murray Street Investment Trust I (Murray Street Trust), a new trust sponsored by the firm. On June 1, 2012, pursuant to the stock purchase contracts, Goldman Sachs Capital II used the proceeds of this sale to purchase shares of Group Inc.’s Perpetual Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock).

In connection with the remarketing of the junior subordinated debt to the Murray Street Trust, pursuant to the terms of the junior subordinated debt, the interest rate and other terms were modified. Following such sale, the firm pays interest semi-annually on the $1.75 billion of junior subordinated debt held by the Murray Street Trust at a fixed annual rate of 4.647% and the debt matures on March 9, 2017. To fund the purchase of the junior subordinated debt, the Murray Street Trust issued $1.75 billion of senior guaranteed trust securities. The Murray Street Trust is required to pay distributions on its senior guaranteed trust securities in the same amounts and on the same dates that it is scheduled to receive interest on the junior subordinated debt it holds, and is required to redeem its senior guaranteed trust securities upon the maturity or earlier redemption of the junior subordinated debt it holds. Group Inc. fully and unconditionally guarantees the payment of these distribution and redemption amounts when due on a senior basis and, as such, the $1.75 billion of junior subordinated debt held by the Murray Street Trust for the benefit of investors is no longer classified as junior subordinated debt. If the firm were to defer payment of interest on the junior subordinated debt securities and the Murray Street Trust was therefore unable to make scheduled distributions to the holders of the senior guaranteed trust securities, under the guarantee, Group Inc. would be obligated to make those payments to the holders of the senior guaranteed trust securities.

68	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The firm paid interest quarterly on $500 million of junior subordinated debt issued to Goldman Sachs Capital III at a rate per annum equal to three-month LIBOR plus 0.57% and the debt was scheduled to mature on September 1, 2043. In addition, the firm made contract payments at a rate of 0.20% per annum on the stock purchase contracts held by Goldman Sachs Capital III.

On July 20, 2012, Goldman Sachs Capital III sold all of its $500 million principal amount of junior subordinated debt to Vesey Street Investment Trust I, a new trust sponsored by the firm (Vesey Street Trust and, together with Murray Street Trust, 2012 Trusts), in a remarketing provided for by the initial terms of the debt. In connection with this remarketing, the interest rate and other terms were modified. Following such sale, the firm pays interest semi-annually on the junior subordinated debt held by the Vesey Street Trust at a fixed annual rate of 4.404% and the debt matures on September 1, 2016. To fund the purchase of the junior subordinated debt, the Vesey Street Trust issued $500 million of senior guaranteed trust securities. The Vesey Street Trust is required to pay distributions on its senior guaranteed trust securities in the same amounts and on the same dates that it is scheduled to receive interest on the junior subordinated debt it holds, and is required to redeem its senior guaranteed trust securities upon the maturity or earlier redemption of the junior subordinated debt it holds. Group Inc. fully and unconditionally guarantees the payment of these distribution and redemption amounts when due on a senior basis. If the firm were to defer payment of interest on the junior subordinated debt securities and the Vesey Street Trust was therefore unable to make scheduled distributions to the holders of the senior guaranteed trust securities, under the guarantee Group Inc. would be obligated to make those payments to the holders of the senior guaranteed trust securities.

The firm has the right to defer payments on the junior subordinated debt, subject to limitations. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock.

The APEX Trusts and the 2012 Trusts are wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

In connection with the APEX issuance, the firm covenanted in favor of certain of its debtholders, who were initially and are currently the holders of Group Inc.’s 6.345% Junior Subordinated Debentures due February 15, 2034, that, subject to certain exceptions, the firm would not redeem or purchase (i) Group Inc.’s junior subordinated debt originally issued to the APEX Trusts prior to the applicable stock purchase date or (ii) APEX or shares of Group Inc.’s Series E Preferred Stock or Perpetual Non-Cumulative Preferred Stock, Series F (Series F Preferred Stock) prior to the date that is ten years after the applicable stock purchase date, unless the applicable redemption or purchase price does not exceed a maximum amount determined by reference to the aggregate amount of net cash proceeds that the firm has received from the sale of qualifying equity securities during the 180-day period preceding the redemption or purchase.

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

Goldman Sachs June 2012 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
in millions	June 2012	December 2011
Compensation and benefits	$ 6,051	$ 5,701
Insurance-related liabilities	20,527	18,614
Noncontrolling interests [1]	1,223	1,450
Income tax-related liabilities [2]	2,153	533
Employee interests in consolidated funds	281	305
Subordinated liabilities issued by consolidated VIEs	987	1,090
Accrued expenses and other	4,243	4,108
Total	$35,465	$31,801

1.	Includes $1.05 billion and $1.17 billion related to consolidated investment funds as of June 2012 and December 2011, respectively.

2.	See Note 24 for further information about income taxes.

The table below presents insurance-related liabilities by type.

	As of
in millions	June 2012	December 2011
Separate account liabilities	$ 3,242	$ 3,296
Liabilities for future benefits and unpaid claims	16,198	14,213
Contract holder account balances	838	835
Reserves for guaranteed minimum death and income benefits	249	270
Total	$20,527	$18,614

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes.”

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.51 billion and $1.30 billion as of June 2012 and December 2011, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $632 million and $648 million as of June 2012 and December 2011, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” Contracts to cede risks to reinsurers do not relieve the firm of its obligations to contract holders. Liabilities for future benefits and unpaid claims include $8.75 billion carried at fair value under the fair value option as of both June 2012 and December 2011.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

70	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of June 2012				Total Commitments as of
in millions	Remainder 2012	2013- 2014	2015- 2016	2017- Thereafter	June 2012	December 2011
Commitments to extend credit [1] Commercial lending: [2] Investment-grade	$ 3,989	$11,968	$30,920	$ 8,851	$ 55,728	$ 51,281
Non-investment-grade	907	4,779	7,295	4,979	17,960	14,217
Warehouse financing	150	560	—	—	710	247
Total commitments to extend credit	5,046	17,307	38,215	13,830	74,398	65,745
Contingent and forward starting resale and securities borrowing agreements [3]	64,579	314	—	—	64,893	54,522
Forward starting repurchase and secured lending agreements [3]	8,785	—	—	—	8,785	17,964
Underwriting commitments	36	—	—	—	36	—
Letters of credit [4]	487	282	5	5	779	1,353
Investment commitments	983	4,155	141	2,530	7,809	9,118
Other	3,817	149	64	9	4,039	5,342
Total commitments	$83,733	$22,207	$38,425	$16,374	$160,739	$154,044

1.	Commitments to extend credit are presented net of amounts syndicated to third parties.

2.	Includes commitments associated with the former William Street credit extension program.

3.	These agreements generally settle within three business days.

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

Certain lending commitments, entered into during 2012, were held for investment and therefore were accounted for on an accrual basis. As of June 2012, approximately $9.35 billion of the firm’s lending commitments were held for investment. As of June 2012, the carrying value and the estimated fair value of such lending commitments were liabilities of $40 million and $266 million, respectively. As these lending commitments are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of June 2012.

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

Goldman Sachs June 2012 Form 10-Q	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $32.77 billion and $31.94 billion as of June 2012 and December 2011, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $300 million of protection had been provided as of both June 2012 and December 2011. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG.

Warehouse Financing. The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of commercial mortgage loans.

Contingent and Forward Starting Resale and Securities Borrowing Agreements/Forward Starting Repurchase and Secured Lending Agreements

The firm enters into resale and securities borrowing agreements and repurchase and secured lending agreements that settle at a future date. The firm also enters into commitments to provide contingent financing to its clients and counterparties through resale agreements. The firm’s funding of these commitments depends on the satisfaction of all contractual conditions to the resale agreement and these commitments can expire unused.

Investment Commitments

The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $1.31 billion and $1.62 billion as of June 2012 and December 2011, respectively, related to real estate private investments and $6.49 billion and $7.50 billion as of June 2012 and December 2011, respectively, related to corporate and other private investments. Of these amounts, $7.08 billion and $8.38 billion as of June 2012 and December 2011, respectively, relate to commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

in millions	As of June 2012
Remainder of 2012	$ 223
2013	429
2014	389
2015	347
2016	318
2017	304
2018 - thereafter	1,227
Total	$3,237

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

72	Goldman Sachs June 2012 Form 10-Q

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of June 2012 and December 2011, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $38 billion and $42 billion, respectively. This amount reflects paydowns and cumulative losses of approximately $87 billion ($19 billion of which are cumulative losses) as of June 2012 and approximately $83 billion ($17 billion of which are cumulative losses) as of December 2011. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $582 million and total paydowns and cumulative losses of $1.48 billion ($491 million of which are cumulative losses) as of June 2012, and an outstanding principal balance of $635 million and total paydowns and cumulative losses of $1.42 billion ($465 million of which are cumulative losses) as of December 2011, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

To date, repurchase claims and actual repurchases of residential mortgage loans based upon alleged breaches of representations have not been significant and have mainly involved government-sponsored enterprises. During both the three and six months ended June 2012 and June 2011, the firm repurchased loans with an unpaid principal balance of less than $10 million. The loss related to the repurchase of these loans was not material for both the three and six months ended June 2012 and June 2011.

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

Goldman Sachs June 2012 Form 10-Q	73

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims relating to these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of June 2012, the firm had not received material claims with respect to these indemnities and had not made material payments in connection with these claims.

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

74	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Guaranteed Minimum Death and Income Benefits. In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $5.39 billion and $5.52 billion of contract holder account balances as of June 2012 and December 2011, respectively, for such benefits. The weighted average attained age of these contract holders was 69 years for both June 2012 and December 2011.

The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.35 billion and $1.51 billion as of June 2012 and December 2011, respectively. See Note 17 for further information about the reserves recorded in “Other liabilities and accrued expenses” related to guaranteed minimum death and income benefits.

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

	As of June 2012
		Maximum Payout/Notional Amount by Period of Expiration
in millions	Carrying Value of Net Liability	Remainder of 2012	2013- 2014	2015- 2016	2017- Thereafter	Total
Derivatives [1]	$11,966	$391,536	$329,049	$65,849	$63,693	$850,127
Securities lending indemnifications [2]	—	30,192	—	—	—	30,192
Other financial guarantees [3]	209	296	757	1,224	1,092	3,369

1.

These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore these amounts do not reflect the firm’s overall risk related to its derivative activities. As of December 2011, the carrying value of the net liability related to derivative guarantees was $11.88 billion.

2.

Collateral held by the lenders in connection with securities lending indemnifications was $31.06 billion as of June 2012. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

3.

Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments. As of December 2011, the carrying value of the net liability related to other financial guarantees was $205 million.

Goldman Sachs June 2012 Form 10-Q	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Guarantees of Securities Issued by Trusts. The firm has established trusts, including Goldman Sachs Capital I, the APEX Trusts, the 2012 Trusts, and other entities for the limited purpose of issuing securities to third parties, lending the proceeds to the firm and entering into contractual arrangements with the firm and third parties related to this purpose. The firm does not consolidate these entities. See Note 16 for further information about the transactions involving Goldman Sachs Capital I, the APEX Trusts, and the 2012 Trusts.

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

The firm may also be liable to some clients for losses caused by acts or omissions of third-party service providers, including sub-custodians and third-party brokers. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults.

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of June 2012 and December 2011.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of June 2012 and December 2011.

76	Goldman Sachs June 2012 Form 10-Q

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

Note 19.

Shareholders’ Equity

Common Equity

On July 16, 2012, Group Inc. declared a dividend of $0.46 per common share to be paid on September 27, 2012 to common shareholders of record on August 30, 2012.

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

During the three and six months ended June 2012, the firm repurchased 14.3 million and 17.6 million shares of its common stock at an average cost per share of $104.81 and $106.01, for a total cost of $1.50 billion and $1.86 billion, respectively, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs to satisfy minimum statutory employee tax withholding requirements. Under these plans, during the six months ended June 2012, employees remitted 33,477 shares with a total value of $3 million and the firm cancelled 8.1 million of RSUs with a total value of $872 million.

Goldman Sachs June 2012 Form 10-Q	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Equity

The table below presents perpetual preferred stock issued and outstanding.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Dividend Rate	Redemption Value (in millions)
A	50,000	30,000	29,999	3 month LIBOR + 0.75%, with floor of 3.75% per annum	$ 750
B	50,000	32,000	32,000	6.20% per annum	800
C	25,000	8,000	8,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	200
D	60,000	54,000	53,999	3 month LIBOR + 0.67%, with floor of 4.00% per annum	1,350
E	17,500	17,500	17,500	3 month LIBOR + 0.77%, with floor of 4.00% per annum	1,750
	202,500	141,500	141,498		$4,850

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

In 2007, the Board authorized 17,500 shares of Series E Preferred Stock, and 5,000 shares of Series F Preferred Stock, in connection with the APEX Trusts. On June 1, 2012, Group Inc. issued 17,500 shares of Series E Preferred Stock to Goldman Sachs Capital II pursuant to the stock purchase contracts held by Goldman Sachs Capital II. Each share of Series E Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $100,000 and is redeemable at the option of the firm at any time subject to approval from the Federal Reserve Board and to certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 16 for further information about the APEX Trusts.

Under the stock purchase contracts with Goldman Sachs Capital III, Group Inc. will issue $500 million of Series F Preferred Stock on September 4, 2012 comprised of one share for each $100,000 liquidation amount of APEX issued by Goldman Sachs Capital III. When issued, each share of Series F Preferred Stock will have a par value of $0.01 and a liquidation preference of $100,000 per share.

Dividends on Series F Preferred Stock, if declared, will be payable quarterly at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.77% and (ii) 4.00%.

The Series F Preferred Stock may be redeemed at the option of the firm on September 4, 2012 or any day thereafter, subject to approval from the Federal Reserve Board and to certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics.

78	Goldman Sachs June 2012 Form 10-Q

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

The table below presents preferred dividends declared on preferred stock.

	Three Months Ended June				Six Months Ended June
	2012		2011		2012		2011
	per share	in millions	per share	in millions	per share	in millions	per share	in millions
Series A	$239.58	$ 7	$231.77	$ 7	$479.16	$14	$ 471.35	$ 14
Series B	387.50	12	387.50	13	775.00	24	775.00	25
Series C	255.56	2	247.22	2	511.12	4	502.78	4
Series D	255.56	14	247.22	13	511.12	28	502.78	27
Series G	—	—	—	—	—	—	2,500.00	125	[1]
Total		$35		$35		$70		$195

1.	Excludes preferred dividends related to the redemption of the firm’s Series G Preferred Stock.

Accumulated Other Comprehensive Income/(Loss)

The tables below present accumulated other comprehensive income/(loss) by type.

	As of June 2012
in millions	Currency translation adjustment, net of tax	Pension and postretirement liability adjustments, net of tax	Net unrealized gains/(losses) on available-for-sale securities, net of tax		Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(225)	$(374)	$ 83		$(516)
Other comprehensive income/(loss)	(52)	7	55		10
Balance, end of period	$(277)	$(367)	$138	[1]	$(506)

	As of December 2011
in millions	Currency translation adjustment, net of tax	Pension and postretirement liability adjustments, net of tax	Net unrealized gains/(losses) on available-for-sale securities, net of tax		Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(170)	$(229)	$113		$(286)
Other comprehensive loss	(55)	(145)	(30)		(230)
Balance, end of year	$(225)	$(374)	$ 83	[1]	$(516)

1.	Substantially all consists of net unrealized gains on securities held by the firm’s insurance subsidiaries as of both June 2012 and December 2011.

Goldman Sachs June 2012 Form 10-Q	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 20.

Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company and a financial holding company under the U.S. Bank Holding Company Act of 1956. As a bank holding company, the firm is subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s generally applicable risk-based capital requirements (which are based on the ‘Basel 1’ Capital Accord of the Basel Committee on Banking Supervision (Basel Committee)). These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). The firm’s U.S. bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements.

Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action that is applicable to GS Bank USA, the firm and its U.S. bank depository institution subsidiaries must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. The firm and its U.S. bank depository institution subsidiaries’ capital amounts, as well as GS Bank USA’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

The table below presents information regarding Group Inc.’s regulatory capital ratios.

	As of
$ in millions	June 2012	December 2011
Tier 1 capital	$ 64,444	$ 63,262
Tier 2 capital	$ 13,304	$ 13,881
Total capital	$ 77,748	$ 77,143
Risk-weighted assets	$428,589	$457,027
Tier 1 capital ratio	15.0%	13.8%
Total capital ratio	18.1%	16.9%
Tier 1 leverage ratio	7.0%	7.0%

RWAs under the Federal Reserve Board’s generally applicable risk-based capital requirements are calculated based on the amount of market risk and credit risk. RWAs for market risk are determined by reference to the firm’s Value-at-Risk (VaR) models, supplemented by other measures to capture risks not reflected in VaR models. Credit risk for on-balance sheet assets is based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional amount of each trade. All such assets and amounts are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or qualifying securities firm or other entity (or if collateral is held, depending on the nature of the collateral).

Tier 1 leverage ratio is defined as Tier 1 capital under Basel 1 divided by average adjusted total assets (which includes adjustments for disallowed goodwill and intangible assets, and the carrying value of equity investments in non-financial companies that are subject to deductions from Tier 1 capital).

80	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Regulatory Reform

The firm is currently working to implement the requirements set out in the Federal Reserve Board’s Risk-Based Capital Standards: Advanced Capital Adequacy Framework — Basel 2, as applicable to Group Inc. as a bank holding company (Basel 2), which are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee. U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., adopt Basel 2, once approved to do so by regulators. The firm’s capital adequacy ratio will also be impacted by the further changes outlined below under the Basel 2.5 framework, provisions of the Dodd-Frank Act, and the Basel 3 framework.

In June 2012, the U.S. federal bank regulatory agencies (the Agencies) issued revised rules which modify their market risk regulatory capital requirements for banking organizations that have significant trading activities. These modifications are designed to address the adjustments to the market risk regulatory capital framework that were announced by the Basel Committee in June 2010 (Basel 2.5), as well as the prohibition on the use of external credit ratings, as required by the Dodd-Frank Act. These changes will be implemented in January 2013 and will result in increased regulatory capital requirements for market risk.

In addition, in June 2012, the Agencies proposed further modifications to their capital adequacy regulations to address aspects of both the Dodd-Frank Act and the guidelines issued by the Basel Committee in December 2010 (Basel 3). If enacted as proposed, the most significant changes that would impact the firm include (i) revisions to the definition of Tier 1 capital, including new deductions from Tier 1 capital, (ii) higher minimum capital and leverage ratios, (iii) the introduction of a new minimum ratio of Tier 1 common equity to RWAs, (iv) new capital conservation and counter-cyclical capital buffers, (v) an additional leverage ratio, which includes measures of off-balance sheet exposures, and (vi) revisions to the methodology for calculating RWAs, particularly for credit risk capital requirements on derivatives. Among the consequences of these proposals would be the phase out of Tier 1 capital treatment for the firm’s junior subordinated debt issued to trusts over a three-year period beginning on January 1, 2013.

In accordance with the “Collins Amendment” of the Dodd-Frank Act, the Agencies’ generally applicable risk-based capital requirements will act as a floor for the firm’s capital ratios, such that the firm’s requirement would be the lower of the ratios calculated under Basel 3 or the generally applicable risk-based capital requirements. The June 2012 proposals include provisions which, if enacted as proposed, would modify the generally applicable risk-based capital requirements.

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

In June 2012, the Basel Committee also released a consultation paper proposing approaches for calculating incremental capital requirements for domestic systemically important banks. The recommendation is complementary to the framework outlined above for global systemically important banks, but is more principles-based in order to provide an appropriate degree of national discretion. These proposals may impact the regulatory capital requirements of GS Bank USA, but the exact impact will depend on the final framework and how it is implemented by the U.S. banking regulators.

Goldman Sachs June 2012 Form 10-Q	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In May 2012, the Basel Committee released a consultation paper proposing a “Fundamental Review of the Trading Book.” The paper proposes a series of comprehensive changes to the regulatory capital requirements for market risk which, if enacted by the U.S. banking regulators, would likely replace the Basel 2.5 requirements that, as outlined above, become effective in January 2013.

In addition to the higher risk-based capital and leverage requirements already outlined above, the Federal Reserve Board has proposed regulations designed to strengthen the regulation and supervision of large bank holding companies and systemically important nonbank financial firms. These proposals address risk-based capital and leverage requirements, liquidity requirements, stress tests and single counterparty limits. Although many of the proposals mirror initiatives to which bank holding companies are already subject, their full impact on the firm will not be known with certainty until the rules are finalized.

The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Entities that register under these provisions will be subject to regulatory capital requirements, which have not yet been finalized by the CFTC and SEC. Nevertheless, the firm expects that this will result in modifications to the regulatory capital requirements of some of its entities, and will result in some of its other entities becoming subject to regulatory capital requirements for the first time.

The interaction among the Dodd-Frank Act, the Basel Committee’s proposed changes and other proposed or announced changes from other governmental entities and regulators (including the European Union (EU) and the U.K.’s Financial Services Authority (FSA)) adds further uncertainty to the firm’s future capital and liquidity requirements and those of the firm’s subsidiaries.

Bank Subsidiaries

GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Bureau of Consumer Financial Protection, and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel 1 as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. Under the regulatory framework for prompt corrective action that is applicable to GS Bank USA, in order to be considered a “well-capitalized” depository institution, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. GS Bank USA has agreed with the Federal Reserve Board to minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. As noted in the table below, GS Bank USA was in compliance with these minimum capital requirements as of June 2012 and December 2011.

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel 1 as implemented by the Federal Reserve Board.

	As of
$ in millions	June 2012	December 2011
Tier 1 capital	$19,951	$19,251
Tier 2 capital	$23	$6
Total capital	$19,974	$19,257
Risk-weighted assets	$108,750	$112,824
Tier 1 capital ratio	18.3%	17.1%
Total capital ratio	18.4%	17.1%
Tier 1 leverage ratio	18.1%	18.5%

82	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS Bank USA is currently working to implement the Basel 2 framework, as implemented by the Federal Reserve Board. Similar to the firm’s requirement as a bank holding company, GS Bank USA is required to adopt Basel 2, once approved to do so by regulators. In addition, the capital requirements for GS Bank USA are expected to be impacted by the June 2012 proposed modifications to the Agencies’ capital adequacy regulations outlined above. If enacted as proposed, these proposals would also change the regulatory framework for prompt corrective action that is applicable to GS Bank USA. The firm also expects that GS Bank USA will be impacted by aspects of the Dodd-Frank Act, including new stress tests.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution held at the Federal Reserve Bank was approximately $43.27 billion and $40.06 billion as of June 2012 and December 2011, respectively, which exceeded required reserve amounts by $42.92 billion and $39.51 billion as of June 2012 and December 2011, respectively.

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

GSIB, a wholly-owned credit institution, regulated by the FSA, and GS Bank Europe, a wholly-owned credit institution, regulated by the Central Bank of Ireland, are both subject to minimum capital requirements. As of June 2012 and December 2011, GSIB and GS Bank Europe were in compliance with all regulatory capital requirements.

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

As of June 2012 and December 2011, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $13.79 billion and $11.24 billion, respectively, which exceeded the amount required by $12.01 billion and $9.34 billion, respectively. As of June 2012 and December 2011, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $2.14 billion and $2.10 billion, respectively, which exceeded the amount required by $2.03 billion and $2.00 billion, respectively.

Goldman Sachs June 2012 Form 10-Q	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of June 2012 and December 2011, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Insurance Subsidiaries

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the FSA and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of June 2012 and December 2011.

Other Non-U.S. Regulated Subsidiaries

The firm’s principal non-U.S. regulated subsidiaries include GSI and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements imposed by the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of June 2012 and December 2011, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 2012 and December 2011, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of June 2012 and December 2011, Group Inc. was required to maintain approximately $32.40 billion and $25.53 billion, respectively, of minimum equity capital in these regulated subsidiaries. This minimum equity capital requirement includes certain restrictions imposed by federal and state laws as to the payment of dividends to Group Inc. by its regulated subsidiaries. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

84	Goldman Sachs June 2012 Form 10-Q

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2012	2011	2012	2011
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$ 927	$1,052	$3,001	$1,960
Denominator for basic EPS — weighted average number of common shares	501.5	531.9	506.1	536.2
Effect of dilutive securities:
RSUs	11.2	14.3	10.2	13.4
Stock options and warrants	7.6	23.3	8.4	26.8
Dilutive potential common shares	18.8	37.6	18.6	40.2
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	520.3	569.5	524.7	576.4
Basic EPS	$ 1.83	$ 1.96	$ 5.90	$ 3.62
Diluted EPS	1.78	1.85	5.72	3.40

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.02 for both the three months ended June 2012 and June 2011, and $0.03 and $0.04 for the six months ended June 2012 and June 2011, respectively.

The diluted EPS computations in the table above do not include the following:

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	52.6	6.5	52.6	6.3

Goldman Sachs June 2012 Form 10-Q	85

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 22.

Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.

The tables below present fees earned from affiliated funds, fees receivable from affiliated funds and the aggregate carrying value of the firm’s interests in affiliated funds.

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Fees earned from affiliated funds	$751	$688	$1,345	$1,441

	As of
in millions	June 2012	December 2011
Fees receivable from funds	$ 707	$ 721
Aggregate carrying value of interests in funds	14,863	14,960

The firm has provided voluntary financial support to certain of its funds that have experienced significant reductions in capital and liquidity or had limited access to the debt markets during the financial crisis. As of June 2012 and December 2011, the firm had exposure to these funds in the form of loans and guarantees of $269 million and $289 million, respectively, primarily related to certain real estate funds. In addition, as of June 2012 and December 2011, the firm had no outstanding commitments to extend credit to these funds.

The firm may provide additional voluntary financial support to these funds if, for example, they were to experience significant financial distress; however, such amounts are not expected to be material to the firm. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

86	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest income is recorded on an accrual basis based on contractual interest rates. The table below presents the sources of interest income and interest expense.

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Interest income
Deposits with banks	$ 35	$ 27	$ 73	$ 56
Securities borrowed, securities purchased under agreements to resell and federal funds sold	39	233	25	402
Financial instruments owned, at fair value	2,568	2,948	5,010	5,463
Other interest [1]	413	473	780	867
Total interest income	3,055	3,681	5,888	6,788
Interest expense
Deposits	95	68	186	140
Securities loaned and securities sold under agreements to repurchase	216	236	427	437
Financial instruments sold, but not yet purchased, at fair value	664	763	1,189	1,259
Short-term borrowings [2]	152	122	320	251
Long-term borrowings [2]	891	856	1,900	1,642
Other interest [3]	(53)	223	(205)	288
Total interest expense	1,965	2,268	3,817	4,017
Net interest income	$1,090	$1,413	$2,071	$2,771

1.	Includes interest income on customer debit balances and other interest-earning assets.

2.	Includes interest on unsecured borrowings and other secured financings.

3.	Includes rebates received and interest expense on customer credit balances and other interest-bearing liabilities.

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

Goldman Sachs June 2012 Form 10-Q	87

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of June 2012
U.S. Federal [1]	2005
New York State and City [2]	2004
United Kingdom	2007
Japan [3]	2008
Hong Kong	2005
Korea	2008

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

The firm allocates assets (including allocations of excess liquidity and cash, secured client financing and other assets), revenues and expenses among the four reportable business segments. Due to the integrated nature of these segments, estimates and judgments are made in allocating certain assets, revenues and expenses. Transactions between segments are based on specific criteria or approximate third-party rates. Total operating expenses include corporate items that have not been allocated to individual business segments. The allocation process is based on the manner in which management views the business of the firm.

88	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets.

		For the Three Months Ended or as of June		For the Six Months Ended or as of June
in millions		2012	2011	2012	2011
Investment Banking	Net revenues	$ 1,203	$ 1,448	$ 2,357	$ 2,717
	Operating expenses	869	981	1,735	1,904
	Pre-tax earnings	$ 334	$ 467	$ 622	$ 813
	Segment assets	$ 2,135	$ 1,921	$ 2,135	$ 1,921

Institutional Client Services	Net revenues [1]	$ 3,889	$ 3,515	$ 9,598	$ 10,162
	Operating expenses	2,947	3,040	6,830	7,624
	Pre-tax earnings	$ 942	$ 475	$ 2,768	$ 2,538
	Segment assets	$842,689	$824,572	$842,689	$824,572

Investing & Lending	Net revenues	$ 203	$ 1,044	$ 2,114	$ 3,749
	Operating expenses	256	547	1,214	1,778
	Pre-tax earnings/(loss)	$ (53)	$ 497	$ 900	$ 1,971
	Segment assets	$ 90,784	$ 94,837	$ 90,784	$ 94,837

Investment Management	Net revenues	$ 1,332	$ 1,274	$ 2,507	$ 2,547
	Operating expenses	1,070	1,056	2,060	2,123
	Pre-tax earnings	$ 262	$ 218	$ 447	$ 424
	Segment assets	$ 13,030	$ 15,580	$ 13,030	$ 15,580

Total	Net revenues	$ 6,627	$ 7,281	$ 16,576	$ 19,175
	Operating expenses	5,212	5,669	11,980	13,523
	Pre-tax earnings	$ 1,415	$ 1,612	$ 4,596	$ 5,652
	Total assets	$948,638	$936,910	$948,638	$936,910

1.

Includes $22 million and $21 million for the three months ended June 2012 and June 2011, respectively, and $51 million and $50 million for the six months ended June 2012 and June 2011, respectively, of realized gains on available-for-sale securities held in the firm’s insurance subsidiaries.

Goldman Sachs June 2012 Form 10-Q	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•

net provisions for a number of litigation and regulatory proceedings of $67 million and $45 million for the three months ended June 2012 and June 2011, respectively, and $126 million and $69 million for the six months ended June 2012 and June 2011, respectively;

•	charitable contributions of $12 million and $25 million for the six months ended June 2012 and June 2011, respectively; and

•	real estate-related exit costs of $3 million for both the three and six months ended June 2012.

The tables below present the amounts of net interest income or interest expense included in net revenues, and the amounts of depreciation and amortization expense included in pre-tax earnings.

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Investment Banking	$ (3)	$ —	$ (9)	$ —
Institutional Client Services	1,015	918	1,986	2,132
Investing & Lending	34	442	7	535
Investment Management	44	53	87	104
Total net interest	$1,090	$1,413	$2,071	$2,771

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Investment Banking	$ 39	$ 38	$ 81	$ 89
Institutional Client Services	205	192	371	523
Investing & Lending	104	94	287	262
Investment Management	61	48	103	92
Total depreciation and amortization	$ 409	$ 372	$ 842	$ 966

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

•	Investing & Lending: Investing: location of the investment; Lending: location of the client.

•	Investment Management: location of the sales team.

90	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the total net revenues and pre-tax earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings (excluding Corporate) for each geographic region.

	Three Months Ended June				Six Months Ended June
$ in millions	2012		2011		2012		2011
Net revenues Americas [1]	$3,906	59%	$4,825	66%	$ 9,693	59%	$11,664	61%
EMEA [2]	1,792	27	1,751	24	4,500	27	4,625	24
Asia [3]	929	14	705	10	2,383	14	2,886	15
Total net revenues	$6,627	100%	$7,281	100%	$16,576	100%	$19,175	100%
Pre-tax earnings/(loss) Americas [1]	$ 815	55%	$1,202	73%	$ 2,542	54%	$ 3,475	61%
EMEA [2]	508	34	483	29	1,570	33	1,571	27
Asia [3]	162	11	(28)	(2)	625	13	700	12
Subtotal	1,485	100%	1,657	100%	4,737	100%	5,746	100%
Corporate [4]	(70)		(45)		(141)		(94)
Total pre-tax earnings	$1,415		$1,612		$ 4,596		$ 5,652

1.	Substantially all relates to the U.S.

2.	EMEA (Europe, Middle East and Africa).

3.	Asia also includes Australia and New Zealand.

4.

Consists of net provisions for a number of litigation and regulatory proceedings of $67 million and $45 million for the three months ended June 2012 and June 2011, respectively, and $126 million and $69 million for the six months ended June 2012 and June 2011, respectively; charitable contributions of $12 million and $25 million for the six months ended June 2012 and June 2011, respectively; and real estate-related exit costs of $3 million for both the three and six months ended June 2012.

Goldman Sachs June 2012 Form 10-Q	91

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

The table below presents the credit concentrations in assets held by the firm. As of June 2012 and December 2011, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

	As of
$ in millions	June 2012	December 2011
U.S. government and federal agency obligations [1]	$113,037	$103,468
% of total assets	11.9%	11.2%
Non-U.S. government and agency obligations 1, [2]	$ 63,890	$ 49,025
% of total assets	6.7%	5.3%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

2.	Principally related to Germany, Japan and the United Kingdom as of both June 2012 and December 2011.

To reduce credit exposures, the firm may enter into agreements with counterparties that permit the firm to offset receivables and payables with such counterparties and/or enable the firm to obtain collateral on an upfront or contingent basis. Collateral obtained by the firm related to derivative assets is principally cash and is held by the firm or a third-party custodian. Collateral obtained by the firm related to resale agreements and securities borrowed transactions is primarily U.S. government and federal agency obligations and Non-U.S. government and agency obligations. See Note 9 for further information about collateralized agreements and financings.

The table below presents U.S. government and federal agency obligations, and Non-U.S. government and agency obligations that collateralize resale agreements and securities borrowed transactions (including those in “Cash and securities segregated for regulatory and other purposes”). Because the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default.

	As of
in millions	June 2012	December 2011
U.S. government and federal agency obligations	$ 89,955	$ 94,603
Non-U.S. government and agency obligations [1]	106,783	110,178

1.	Principally consisting of securities issued by the governments of Germany and France.

92	Goldman Sachs June 2012 Form 10-Q

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

With respect to proceedings described below for which management has been able to estimate a range of reasonably possible loss where (i) plaintiffs have claimed an amount of money damages, (ii) the firm is being sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2012 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular proceeding. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible loss for such proceedings and for any other proceedings described below where management has been able to estimate a range of reasonably possible loss to be approximately $3.4 billion in the aggregate.

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

Goldman Sachs June 2012 Form 10-Q	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS&Co. was among numerous underwriting firms named as defendants in a number of complaints filed commencing October 3, 2007, in the U.S. District Court for the Western District of Washington alleging violations of Section 16 of the Exchange Act in connection with offerings of securities for 15 issuers during 1999 and 2000. The complaints generally asserted that the underwriters, together with each issuer’s directors, officers and principal shareholders, entered into purported agreements to tie allocations in the offerings to increased brokerage commissions and aftermarket purchase orders. The complaints further alleged that, based upon these and other purported agreements, the underwriters violated the reporting provisions of, and are subject to short-swing profit recovery under, Section 16 of the Exchange Act. The district court granted defendants’ motions to dismiss on the grounds that the plaintiff’s demands were inadequate with respect to certain actions and that the remaining actions were time-barred. On December 2, 2010, the appellate court affirmed in part and reversed in part, upholding the dismissal of seven of the actions in which GS&Co. is a defendant that were dismissed based on the deficient demands but remanding the remaining eight actions in which GS&Co. is a defendant that were dismissed as time-barred for consideration of other bases for dismissal. On March 26, 2012, the U.S. Supreme Court vacated the appellate court’s determination that the actions were timely and remanded the actions to determine if the claims were subject to equitable tolling in further proceedings consistent with the Supreme Court’s opinion. On July 8, 2012, pursuant to the plaintiff’s notices of voluntary dismissal, all of the actions were dismissed with prejudice as to the deficiency of the demand letters and without prejudice as to all other issues, bringing this matter to conclusion.

GS&Co. has been named as a defendant in an action commenced on May 15, 2002 in New York Supreme Court, New York County, by an official committee of unsecured creditors on behalf of eToys, Inc., alleging that the firm intentionally underpriced eToys, Inc.’s initial public offering. The action seeks, among other things, unspecified compensatory damages resulting from the alleged lower amount of offering proceeds. On appeal from rulings on GS&Co.’s motion to dismiss, the New York Court of Appeals dismissed claims for breach of contract, professional malpractice and unjust enrichment, but permitted claims for breach of fiduciary duty and fraud to continue. On remand, the lower court granted GS&Co.’s motion for summary judgment and, on December 8, 2011, the appellate court affirmed the lower court’s decision. The creditors’ motion for reargument or to appeal to the

New York Court of Appeals was denied on May 10, 2012, and on June 8, 2012 the creditors sought leave to appeal directly from that court.

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

The district court rejected the claims against GSI and ABN AMRO, but found World Online liable in an amount to be determined. On appeal, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court, holding that certain of the alleged disclosure deficiencies were actionable as to GSI and ABN AMRO. On further appeal, the Netherlands Supreme Court affirmed the rulings of the Court of Appeals, except that it found certain additional aspects of the offering materials actionable and held that individual investors could potentially hold GSI and ABN AMRO responsible for certain public statements and press releases by World Online and its former CEO. The parties entered into a definitive settlement agreement, dated July 15, 2011, and GSI has paid the full amount of its proposed contribution, approximately €48 million, into an escrow account. In the first quarter of 2012, GSI entered into a settlement agreement, subject to certain conditions, with respect to a claim filed by another shareholders’ association relating to approximately €4 million of World Online shares. GSI and other syndicate members are discussing the possibility of settlement with other groups of shareholders that have made demands for compensation of alleged damages, and GSI has reserved the full amount of its expected contribution to the settlements.

94	Goldman Sachs June 2012 Form 10-Q

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

Goldman Sachs June 2012 Form 10-Q	95

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

Beginning in September 2006, Group Inc. and/or GS&Co. were named as defendants in four Fannie Mae shareholder derivative actions in the U.S. District Court for the District of Columbia. The complaints, for which Fannie Mae’s conservator, FHFA, has been substituted for plaintiffs, generally allege that the Goldman Sachs defendants aided and abetted a breach of fiduciary duty by Fannie Mae’s directors and officers in connection with certain Fannie Mae-sponsored REMIC transactions, and one of the complaints also asserts a breach of contract claim. The complaints also name as defendants certain former officers and directors of Fannie Mae as well as an outside accounting firm. The complaints seek, inter alia, unspecified damages. The Goldman Sachs defendants were dismissed without prejudice from the first filed of these actions, and the remaining claims in that action were dismissed for failure to make a demand on Fannie Mae’s board of directors. That dismissal has been affirmed on appeal. The remaining three actions have been dismissed without prejudice to the possible reassertion of the claims in the future.

Compensation-Related Litigation. On January 17, 2008, Group Inc., its Board, executive officers and members of its management committee were named as defendants in a purported shareholder derivative action in the U.S. District Court for the Eastern District of New York predicting that the firm’s 2008 Proxy Statement would violate the federal securities laws by undervaluing certain stock option awards and alleging that senior management received excessive compensation for 2007. The complaint seeks, among other things, an equitable accounting for the allegedly excessive compensation. Plaintiff’s motion for a preliminary injunction to prevent the 2008 Proxy Statement from using options valuations that the plaintiff alleges are incorrect and to require the amendment of SEC Form 4s filed by certain of the executive officers named in the complaint to reflect the stock option valuations alleged by the plaintiff was denied, and plaintiff’s appeal from this denial was dismissed. On February 13, 2009, the plaintiff filed an amended complaint, which added purported direct (i.e., non-derivative) claims based on substantially the same theory. The plaintiff filed a further amended complaint on March 24, 2010, and the defendants’ motion to dismiss this further amended complaint was granted on the ground that dismissal of the shareholder plaintiff’s prior action relating to the firm’s 2007 Proxy Statement based on the failure to make a demand to the Board precluded relitigation of demand futility. On December 19, 2011, the appellate court vacated the order of dismissal, holding only that preclusion principles did not mandate dismissal and remanding for consideration of the alternative grounds for dismissal. On April 18, 2012, plaintiff disclosed that he no longer is a Group Inc. shareholder and thus lacks standing to continue to prosecute the action, as well as the New York state action described below.

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

96	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Purported shareholder derivative actions were commenced in New York Supreme Court, New York County and the Delaware Court of Chancery beginning on December 14, 2009, alleging that the Board breached its fiduciary duties in connection with setting compensation levels for the year 2009 and that such levels were excessive. The complaints name as defendants Group Inc., the Board and certain senior executives. The complaints sought, inter alia, unspecified damages, restitution of certain compensation paid, and an order requiring the firm to adopt corporate reforms. On September 21, 2011, the New York court dismissed the plaintiffs’ claims as moot based on a motion filed by the plaintiffs indicating that they no longer intend to pursue their claims. The New York court also denied the plaintiffs’ application for an award of attorneys’ fees in connection with bringing the suit, and plaintiffs have appealed. In the actions brought in the Delaware Court of Chancery, the defendants moved to dismiss, and the plaintiffs amended their complaint on April 28, 2010 to include, among other things, the allegations included in the SEC’s action described in the “Mortgage-Related Matters” section below. By a decision dated October 12, 2011, the Delaware court dismissed plaintiffs’ second amended complaint. The Delaware Supreme Court affirmed the dismissal on May 3, 2012.

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

On January 6, 2011, ACA Financial Guaranty Corp. filed an action against GS&Co. in respect of the ABACUS 2007-AC1 transaction in New York Supreme Court, New York County. The complaint includes allegations of fraudulent inducement, fraudulent concealment and unjust enrichment and seeks at least $30 million in compensatory damages, at least $90 million in punitive damages and unspecified disgorgement. On March 8, 2011, GS&Co. filed a motion to compel arbitration and/or to dismiss the complaint. On April 25, 2011, the plaintiff filed an amended complaint and, on June 3, 2011, GS&Co. moved to dismiss the amended complaint. By a decision dated April 23, 2012, the court granted the motion to dismiss as to the unjust enrichment claim and denied the motion as to the other claims, and on May 29, 2012, GS&Co. appealed the decision to the extent that its motion was denied and filed counterclaims for breach of contract and fraudulent inducement, and third-party claims against ACA Management, LLC for breach of contract, unjust enrichment and indemnification.

Beginning April 22, 2010, a number of putative shareholder derivative actions were filed in New York Supreme Court, New York County, and the U.S. District Court for the Southern District of New York against Group Inc., the Board and certain officers and employees of Group Inc. and its affiliates in connection with mortgage-related matters between 2004 and 2007, including the ABACUS 2007-AC1 transaction and other CDO offerings. These derivative complaints generally included allegations of breach of fiduciary duty, corporate waste, abuse of control, mismanagement, unjust enrichment, misappropriation of information, securities fraud and insider trading, and challenge the accuracy and adequacy of Group Inc.’s disclosure. These derivative complaints sought, among other things, declaratory relief, unspecified compensatory damages, restitution and certain corporate governance reforms. In addition, as described in the “Compensation-Related Litigation” section above, the plaintiffs in the compensation-related Delaware Court of Chancery actions twice amended their complaint, including to assert allegations similar to those in the derivative claims referred to above, the Delaware court granted the defendants’ motion to dismiss the second amended complaint and the Delaware Supreme Court affirmed the dismissal on May 3, 2012.

Goldman Sachs June 2012 Form 10-Q	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The federal court cases were consolidated, plaintiffs filed a consolidated amended complaint on August 1, 2011, and, on October 6, 2011, the defendants moved to dismiss the action. On June 25, 2012, in light of the decision of the Delaware Supreme Court, the parties in the New York state action stipulated to a voluntary dismissal, which the court has entered.

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

In addition, the Board has received books and records demands from two shareholders for materials relating to, among other subjects, the firm’s mortgage servicing and foreclosure activities, participation in federal programs providing assistance to financial institutions and homeowners and loan sales to Fannie Mae and Freddie Mac.

Since April 23, 2010, the Board has received letters from shareholders demanding that the Board take action to address alleged misconduct by GS&Co., the Board and certain officers and employees of Group Inc. and its affiliates. The demands generally allege misconduct in connection with the firm’s securitization practices, including the ABACUS 2007-AC1 transaction, the alleged failure by Group Inc. to adequately disclose the SEC investigation that led to the SEC Action, and Group Inc.’s 2009 compensation practices. The demands include a letter from a Group Inc. shareholder, which previously made a demand that the Board investigate and take action in connection with auction products matters, and expanded its demand to address the foregoing matters. The Board has rejected these demands. In August 2011, the shareholder made a books and records demand for materials related to the Board’s rejection of the shareholder’s demand letter in connection with auction products matters. An additional demand that the Board investigate and take action was received from another shareholder in June 2012, relating to the firm’s mortgage-related activities.

In addition, beginning April 26, 2010, a number of purported securities law class actions have been filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market and the SEC investigation that led to the SEC Action. The purported class action complaints, which name as defendants Group Inc. and certain officers and employees of Group Inc. and its affiliates, have been consolidated, generally allege violations of Sections 10(b) and 20(a) of the Exchange Act and seek unspecified damages. Plaintiffs filed a consolidated amended complaint on July 25, 2011. On October 6, 2011, the defendants moved to dismiss, and by a decision, dated June 21, 2012, the district court dismissed the claims based on Group Inc.’s not disclosing that it had received a “Wells” notice from the staff of the SEC related to the ABACUS 2007-AC1 transaction, but permitted the plaintiffs’ other claims to proceed.

98	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS&Co., Goldman Sachs Mortgage Company (GSMC) and GS Mortgage Securities Corp. (GSMSC) and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissionary damages. The defendants’ motion to dismiss the second amended complaint was granted with leave to replead certain claims. On March 31, 2010, the plaintiff filed a third amended complaint relating to two offerings, which the defendants moved to dismiss. This motion to dismiss was denied as to the plaintiff’s Section 12(a)(2) claims and granted as to the plaintiff’s Section 11 claims, and the plaintiff’s motion for reconsideration was denied. The plaintiff filed a motion for entry of final judgment or certification of an interlocutory appeal as to plaintiff’s Section 11 claims, which was denied. The plaintiff then filed a motion for leave to amend to reinstate the damages claims based on allegations that it had sold its securities, which was denied. On May 5, 2011, the court granted plaintiff’s motion for entry of a final judgment dismissing all its claims. The plaintiff has appealed the dismissal with respect to all of the offerings included in its original complaint. On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to an additional offering pursuant to the 2007 registration statement. The district court twice granted defendants’ motions to dismiss this separate action, both times with leave to replead. On July 9, 2012, plaintiff filed a second amended complaint. These trusts issued, and GS&Co. underwrote, approximately $785 million principal amount of certificates to all purchasers in the offering at issue in this amended complaint.

Group Inc., GS&Co., GSMC and GSMSC are among the defendants in a separate putative class action commenced on February 6, 2009 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2006. The other original defendants include three current or former Goldman Sachs employees and various rating agencies. The second amended complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory and rescissionary damages. Defendants moved to dismiss the second amended complaint. On January 12, 2011, the district court granted the motion to dismiss with respect to offerings in which plaintiff had not purchased securities as well as all claims against the rating agencies, but denied the motion to dismiss with respect to a single offering in which the plaintiff allegedly purchased securities. These trusts issued, and GS&Co. underwrote, approximately $698 million principal amount of certificates to all purchasers in the offerings at issue in the complaint (excluding those offerings for which the claims have been dismissed). On February 2, 2012, the district court granted the plaintiff’s motion for class certification and on June 13, 2012, the U.S. Court of Appeals for the Second Circuit granted defendants’ petition to review that ruling. On July 31, 2012, the parties reached a settlement, subject to court approval. The firm has reserved the full amount of the proposed settlement.

On September 30, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in $821 million of notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). The complaint, which was amended on February 4, 2011, asserts federal securities law and common law claims, and seeks unspecified compensatory, punitive and other damages. The defendants moved to dismiss on April 5, 2011, and the motion was granted as to plaintiff’s claim of market manipulation and denied as to the remainder of plaintiff’s claims by a decision dated March 21, 2012. On May 21, 2012, the defendants counterclaimed for breach of contract and fraud.

Goldman Sachs June 2012 Form 10-Q	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS&Co., GSMC and GSMSC are among the defendants in a lawsuit filed in August 2011 by CIFG Assurance of North America, Inc. (CIFG) in the New York Supreme Court. The complaint alleges that CIFG was fraudulently induced to provide credit enhancement for a 2007 securitization sponsored by GSMC, and seeks, among other things, the repurchase of $24.7 million in aggregate principal amount of mortgages that CIFG had previously stated to be non-conforming, an accounting for any proceeds associated with mortgages discharged from the securitization and unspecified compensatory damages. On October 17, 2011, the Goldman Sachs defendants moved to dismiss. By a decision dated May 1, 2012, the court dismissed the fraud and accounting claims but denied the motion as to certain breach of contract claims that were also alleged. On June 6, 2012, the Goldman Sachs defendants filed counterclaims for breach of contract. In addition, the parties have each appealed the court’s May 1, 2012 decision to the extent adverse. The parties have been ordered to mediate, and proceedings in the trial court have been stayed pending mediation.

Various alleged purchasers of, and counterparties involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including certain Allstate affiliates, Asset Management Fund and related entities, Basis Yield Alpha Fund (Master), Cambridge Place Investment Management Inc., the Charles Schwab Corporation, the Federal Home Loan Banks of Boston, Chicago, Indianapolis and Seattle, the FHFA (as conservator for Fannie Mae and Freddie Mac), Heungkuk Life Insurance Co. Limited (Heungkuk), Landesbank Baden-Württemberg, Massachusetts Mutual Life Insurance Company, MoneyGram Payment Systems, Inc., the National Credit Union Administration, Phoenix Light SF Limited, Stichting Pensioenfonds ABP, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company, Watertown Savings Bank, The Western and Southern Life Insurance Co., John Hancock and related parties, and Royal Park Investments SA/NV) have filed complaints in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material facts and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

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

As of the date hereof, the aggregate notional amount of mortgage-related securities sold to plaintiffs in active cases brought against the firm where those plaintiffs are seeking rescission of such securities was approximately $17.6 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the threatened claims noted above, potential claims by these or other purchasers in the same or other mortgage-related offerings that have not actually been brought against the firm, or claims that have been dismissed (including claims by Landesbank Baden-Württemberg, which were dismissed pursuant to a judgment of the district court that was affirmed on appeal by a summary order dated April 19, 2012).

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

100	Goldman Sachs June 2012 Form 10-Q

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

On February 24, 2012, GS&Co. received a “Wells” notice from the staff of the SEC with respect to the disclosures contained in the offering documents used in connection with a late 2006 offering of approximately $1.3 billion of subprime residential mortgage-backed securities underwritten by GS&Co. On August 6, 2012, GS&Co. was notified by the SEC staff that the investigation into this offering has been completed as to GS&Co. and that the staff does not intend to recommend any enforcement action by the SEC against GS&Co. with respect to this offering.

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

Auction Products Matters. On August 21, 2008, GS&Co. entered into a settlement in principle with the Office of the Attorney General of the State of New York and the Illinois Securities Department (on behalf of the North American Securities Administrators Association) regarding auction rate securities. Under the agreement, Goldman Sachs agreed, among other things, (i) to offer to repurchase at par the outstanding auction rate securities that its private wealth management clients purchased through the firm prior to February 11, 2008, with the exception of those auction rate securities where auctions were clearing, (ii) to continue to work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors, and (iii) to pay a $22.5 million fine. The settlement is subject to approval by the various states. GS&Co. has entered into consent orders with New York, Illinois and most other states and is in the process of doing so with the remaining states.

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

Goldman Sachs June 2012 Form 10-Q	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Beginning in February 2012, GS&Co. was named as respondent in three FINRA arbitrations filed, respectively, by the cities of Houston, Texas and Reno, Nevada and a California school district, based on GS&Co.’s role as underwriter and broker-dealer of the claimants’ issuances of an aggregate of over $1.7 billion of auction rate securities from 2004 through 2007 (in the Houston arbitration, two other financial services firms were named as respondents as well). Each claimant alleges that GS&Co. failed to disclose that it had a practice of placing cover bids on auctions, and failed to offer the claimant the option of a formulaic maximum rate (rather than a fixed maximum rate), and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market (at an estimated cost, in the case of Houston, of approximately $90 million). Houston and Reno also allege that GS&Co. advised them to enter into interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses (including, in the case of Reno, a swap termination obligation of over $8 million). The claimants assert claims for breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD, and seek unspecified damages. GS&Co. has moved in federal court to enjoin the Reno and California school district arbitrations pursuant to an exclusive forum selection clause in the transaction documents.

Private Equity-Sponsored Acquisitions Litigation. Group Inc. and “GS Capital Partners” are among numerous private equity firms and investment banks named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. As amended, the complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the U.S. Sherman Antitrust Act and common law. The complaint seeks, among other things, treble damages in an unspecified amount. Defendants moved to dismiss on August 27, 2008. The district court dismissed claims relating to certain transactions that were the subject of releases as part of the settlement of shareholder actions challenging such transactions, and by an order dated December 15, 2008 otherwise denied the motion to dismiss. On April 26, 2010, the plaintiffs moved for leave to proceed with a second phase of discovery encompassing additional transactions. On August 18, 2010, the court permitted discovery on eight additional transactions, and the plaintiffs filed a fourth amended complaint on October 7, 2010. On January 13, 2011, the court granted defendants’ motion to dismiss certain aspects of the fourth amended complaint. On March 1, 2011, the court granted the motion filed by certain defendants, including Group Inc., to dismiss another claim of the fourth amended complaint on the grounds that the transaction was the subject of a release as part of the settlement of a shareholder action challenging the transaction. On June 14, 2012, the plaintiffs filed a fifth amended complaint encompassing additional transactions. On July 18, 2012, the court granted defendants’ motion to dismiss certain newly asserted claims on the grounds that certain transactions are subject to releases as part of settlements of shareholder actions challenging those transactions, and denied defendants’ motion to dismiss certain additional claims as time-barred. On July 23, 2012, the defendants filed motions for summary judgment.

102	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

IndyMac Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a putative securities class action filed on May 14, 2009 in the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various securitizations of mortgage-related assets violated the disclosure requirements of the federal securities laws. The defendants include IndyMac-related entities formed in connection with the securitizations, the underwriters of the offerings, certain ratings agencies which evaluated the credit quality of the securities, and certain former officers and directors of IndyMac affiliates. On November 2, 2009, the underwriters moved to dismiss the complaint. The motion was granted in part on February 17, 2010 to the extent of dismissing claims based on offerings in which no plaintiff purchased, and the court reserved judgment as to the other aspects of the motion. By a decision dated June 21, 2010, the district court formally dismissed all claims relating to offerings in which no named plaintiff purchased certificates (including all offerings underwritten by GS&Co.), and both granted and denied the defendants’ motions to dismiss in various other respects. On May 17, 2010, four additional investors filed a motion seeking to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). The defendants opposed the motion on the ground that the putative intervenors’ claims were time-barred and, on June 21, 2011, the court denied the motion to intervene with respect to, among others, the claims based on the offerings underwritten by GS&Co. Certain of the putative intervenors (including those seeking to assert claims based on two offerings underwritten by GS&Co.) have appealed.

GS&Co. underwrote approximately $751 million principal amount of securities to all purchasers in the offerings at issue in the May 2010 motion to intervene. On July 11, 2008, IndyMac Bank was placed under an FDIC receivership, and on July 31, 2008, IndyMac Bancorp, Inc. filed for Chapter 7 bankruptcy in the U.S. Bankruptcy Court in Los Angeles, California.

MF Global Securities Litigation. GS&Co. is among numerous underwriters named as defendants in class action complaints filed in the U.S. District Court for the Southern District of New York commencing November 18, 2011. These complaints generally allege that the offering materials for two offerings of MF Global Holdings Ltd. convertible notes (aggregating approximately $575 million in principal amount) in February 2011 and July 2011, among other things, failed to describe adequately the extent of MF Global’s exposure to European sovereign debt, in violation of the disclosure requirements of the federal securities laws. GS&Co. underwrote an aggregate principal amount of approximately $214 million of the notes. On October 31, 2011, MF Global Holdings Ltd. filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Manhattan, New York.

GS&Co. has also received inquiries from various governmental and regulatory bodies and self-regulatory organizations concerning certain transactions with MF Global prior to its bankruptcy filing. Goldman Sachs is cooperating with all such inquiries.

Goldman Sachs June 2012 Form 10-Q	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employment-Related Matters. On September 15, 2010, a putative class action was filed in the U.S. District for the Southern District of New York by three former female employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. Group Inc. and GS&Co. filed a motion to stay the claims of one of the named plaintiffs and to compel individual arbitration with that individual, based on an arbitration provision contained in an employment agreement between Group Inc. and the individual. On April 28, 2011, the magistrate judge to whom the district judge assigned the motion denied the motion. On July 7, 2011, the magistrate judge denied Group Inc.’s and GS&Co.’s motion for reconsideration of the magistrate judge’s decision, and on July 21, 2011 Group Inc. and GS&Co. appealed the magistrate judge’s decision to the district court, which affirmed the decision on November 15, 2011. Group Inc. and GS&Co. have appealed that decision to the U.S. Court of Appeals for the Second Circuit. On June 13, 2011, Group Inc. and GS&Co. moved to strike the class allegations of one of the three named plaintiffs based on her failure to exhaust administrative remedies. On September 29, 2011, the magistrate judge recommended denial of the motion to strike and Group Inc. and GS&Co. filed their objections to that recommendation with the district judge presiding over the case on October 11, 2011. By a decision dated January 10, 2012, the district court denied the motion to strike. On July 22, 2011, Group Inc. and GS&Co. moved to strike all of the plaintiffs’ class allegations, and for partial summary judgment as to plaintiffs’ disparate impact claims. By a decision dated January 19, 2012, the magistrate judge recommended that defendants’ motion be denied as premature. The defendants filed objections to that recommendation with the district judge and on July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying in part Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature.

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

Goldman Sachs Asset Management International (GSAMI) is the defendant in an action filed on July 9, 2012 with the High Court of Justice in London by certain entities representing Vervoer, a Dutch pension fund, alleging that GSAMI was negligent in performing its duties as investment manager in connection with the allocation of the plaintiffs’ funds among asset managers in accordance with asset allocations provided by plaintiffs and that GSAMI breached its contractual and common law duties to the plaintiffs. Specifically, plaintiffs allege that GSAMI provided inadequate disclosure, caused their assets to be invested in unsuitable products for an extended period, thereby causing in excess of €81 million in losses, and caused them to be under-exposed for a period of time to certain other investments that performed well, thereby resulting in foregone potential gains. The plaintiffs are seeking unspecified monetary damages.

104	Goldman Sachs June 2012 Form 10-Q

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

Group Inc., GS&Co. and The Goldman, Sachs & Co. L.L.C. are defendants in an action brought by the founders and former majority shareholders of Dragon Systems, Inc. (Dragon) on November 18, 2008, alleging that the plaintiffs incurred losses due to GS&Co.’s financial advisory services provided in connection with the plaintiffs’ exchange of their purported $300 million interest in Dragon for stock of Lernout & Hauspie Speech Products, N.V. (L&H) in 2000. L&H filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Wilmington, Delaware on November 29, 2000. The action is pending in the United States District Court for the District of Massachusetts. The complaint, which was amended in November 2011 following the 2009 dismissal of certain of the plaintiffs’ initial claims, seeks unspecified compensatory, punitive and other damages, and alleges breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing, violation of state unfair trade practices laws, negligence, negligent and intentional misrepresentation, gross negligence, willful misconduct and bad faith. Former minority shareholders of Dragon have brought a similar action against GS&Co. with respect to their purported $49 million interest in Dragon, and this action has been consolidated with the action described above for purposes of discovery. All parties have moved for summary judgment.

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

Goldman Sachs June 2012 Form 10-Q	105

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

106	Goldman Sachs June 2012 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2012, the related condensed consolidated statements of earnings for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2011, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2011, and the condensed consolidated statement of changes in shareholders’ equity for the year ended December 31, 2011, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

August 8, 2012

Goldman Sachs June 2012 Form 10-Q	107

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of consolidated average balances and interest rates.

	Three Months Ended June
	2012			2011
in millions, except rates	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 49,094	$ 35	0.29%	$ 37,466	$ 27	0.29%
U.S.	45,400	30	0.27	30,364	22	0.29
Non-U.S.	3,694	5	0.54	7,102	5	0.28
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	347,586	39	0.05	353,754	233	0.26
U.S.	196,637	(112)	(0.23)	228,216	(68)	(0.12)
Non-U.S.	150,949	151	0.40	125,538	301	0.96
Financial instruments owned, at fair value [1,2]	304,927	2,568	3.39	293,698	2,948	4.03
U.S.	187,548	1,727	3.70	187,298	2,115	4.53
Non-U.S.	117,379	841	2.88	106,400	833	3.14
Other interest-earning assets [3]	135,156	413	1.23	144,598	473	1.31
U.S.	88,840	250	1.13	100,190	256	1.02
Non-U.S.	46,316	163	1.42	44,408	217	1.96
Total interest-earning assets	836,763	3,055	1.47	829,516	3,681	1.78
Cash and due from banks	7,047			4,219
Other non-interest-earning assets [2]	107,761			114,532
Total assets	$951,571			$948,267
Liabilities
Interest-bearing deposits	$ 54,114	$ 95	0.71%	$ 38,568	$ 68	0.71%
U.S.	46,355	85	0.74	31,836	59	0.74
Non-U.S.	7,759	10	0.52	6,732	9	0.54
Securities loaned and securities sold under agreements to repurchase, at fair value	178,800	216	0.49	178,297	236	0.53
U.S.	119,099	96	0.32	113,271	66	0.23
Non-U.S.	59,701	120	0.81	65,026	170	1.05
Financial instruments sold, but not yet purchased [1,2]	99,141	664	2.69	110,293	763	2.77
U.S.	42,496	192	1.82	58,367	278	1.91
Non-U.S.	56,645	472	3.35	51,926	485	3.75
Commercial paper	1,072	1	0.26	1,372	1	0.27
U.S.	69	—	0.69	95	—	0.20
Non-U.S.	1,003	1	0.23	1,277	1	0.28
Other borrowings [4,5]	71,163	151	0.85	74,914	121	0.65
U.S.	48,827	126	1.04	48,614	110	0.91
Non-U.S.	22,336	25	0.45	26,300	11	0.17
Long-term borrowings 5, [6]	175,216	891	2.05	186,335	856	1.84
U.S.	168,704	854	2.04	179,976	814	1.81
Non-U.S.	6,512	37	2.29	6,359	42	2.65
Other interest-bearing liabilities [7]	212,260	(53)	(0.10)	202,167	223	0.44
U.S.	154,596	(238)	(0.62)	147,911	(95)	(0.26)
Non-U.S.	57,664	185	1.29	54,256	318	2.35
Total interest-bearing liabilities	791,766	1,965	1.00	791,946	2,268	1.15
Non-interest-bearing deposits	250			190
Other non-interest-bearing liabilities [2]	87,918			83,657
Total liabilities	879,934			875,793
Shareholders’ equity
Preferred stock	3,538			3,100
Common stock	68,099			69,374
Total shareholders’ equity	71,637			72,474
Total liabilities and shareholders’ equity	$951,571			$948,267
Interest rate spread			0.47%			0.63%
Net interest income and net yield on interest-earning assets		$1,090	0.52		$1,413	0.68
U.S.		780	0.61		1,093	0.80
Non-U.S.		310	0.39		320	0.45
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]
Assets			38.04%			34.17%
Liabilities			26.73			26.75

108	Goldman Sachs June 2012 Form 10-Q

Statistical Disclosures

	Six Months Ended June
	2012			2011
in millions, except rates	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 48,562	$ 73	0.30%	$ 35,780	$ 56	0.32%
U.S.	44,670	59	0.27	30,089	44	0.29
Non-U.S.	3,892	14	0.72	5,691	12	0.43
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	348,230	25	0.01	349,388	402	0.23
U.S.	198,562	(224)	(0.23)	226,732	(68)	(0.06)
Non-U.S.	149,668	249	0.33	122,656	470	0.77
Financial instruments owned, at fair value [1,2]	299,592	5,010	3.36	289,123	5,463	3.81
U.S.	184,462	3,317	3.62	185,681	3,929	4.27
Non-U.S.	115,130	1,693	2.96	103,442	1,534	2.99
Other interest-earning assets [3]	134,431	780	1.17	141,017	867	1.24
U.S.	88,224	486	1.11	97,514	459	0.95
Non-U.S.	46,207	294	1.28	43,503	408	1.89
Total interest-earning assets	830,815	5,888	1.43	815,308	6,788	1.68
Cash and due from banks	6,909			4,177
Other non-interest-earning assets [2]	108,992			113,718
Total assets	$946,716			$933,203
Liabilities
Interest-bearing deposits	$ 51,105	$ 186	0.73%	$ 38,672	$ 140	0.73%
U.S.	43,463	166	0.77	32,244	124	0.78
Non-U.S.	7,642	20	0.53	6,428	16	0.50
Securities loaned and securities sold under agreements to repurchase, at fair value	177,457	427	0.48	173,696	437	0.51
U.S.	120,095	180	0.30	112,112	153	0.28
Non-U.S.	57,362	247	0.87	61,584	284	0.93
Financial instruments sold, but not yet purchased [1,2]	95,364	1,189	2.51	102,841	1,259	2.47
U.S.	41,394	354	1.72	53,799	501	1.88
Non-U.S.	53,970	835	3.11	49,042	758	3.12
Commercial paper	1,180	2	0.27	1,408	2	0.22
U.S.	165	1	0.62	73	—	0.19
Non-U.S.	1,015	1	0.22	1,335	2	0.23
Other borrowings [4,5]	72,622	318	0.88	72,414	249	0.69
U.S.	49,229	262	1.07	47,016	230	0.99
Non-U.S.	23,393	56	0.48	25,398	19	0.15
Long-term borrowings 5, [6]	178,728	1,900	2.14	185,922	1,642	1.78
U.S.	171,855	1,801	2.11	179,529	1,548	1.74
Non-U.S.	6,873	99	2.90	6,393	94	2.97
Other interest-bearing liabilities [7]	208,213	(205)	(0.20)	198,277	288	0.29
U.S.	152,666	(489)	(0.64)	145,602	(149)	(0.21)
Non-U.S.	55,547	284	1.03	52,675	437	1.67
Total interest-bearing liabilities	784,669	3,817	0.98	773,230	4,017	1.05
Non-interest-bearing deposits	217			155
Other non-interest-bearing liabilities [2]	90,660			85,299
Total liabilities	875,546			858,684
Shareholders’ equity
Preferred stock	3,350			4,753
Common stock	67,820			69,766
Total shareholders’ equity	71,170			74,519
Total liabilities and shareholders’ equity	$946,716			$933,203
Interest rate spread			0.45%			0.63%
Net interest income and net yield on interest-earning assets		$2,071	0.50		$2,771	0.69
U.S.		1,363	0.53		1,957	0.73
Non-U.S.		708	0.45		814	0.60
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]
Assets			37.90%			33.77%
Liabilities			26.23			26.23

Goldman Sachs June 2012 Form 10-Q	109

Statistical Disclosures

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

5.	Interest rates include the effects of interest rate swaps accounted for as hedges.

6.	Consists of long-term secured financings and unsecured long-term borrowings.

7.	Primarily consists of certain payables to customers and counterparties.

8.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

Ratios

The table below presents selected financial ratios.

	Three Months Ended June		Six Months Ended June
	2012	2011	2012	2011
Annualized net earnings to average assets	0.4%	0.5%	0.6%	0.8%
Annualized return on average common shareholders’ equity [1]	5.4	6.1	8.8	8.0	[4]
Annualized return on average total shareholders’ equity [2]	5.4	6.0	8.6	10.3
Total average equity to average assets	7.5	7.6	7.5	8.0
Dividend payout ratio [3]	25.8	18.9	14.2	20.6

1.	Based on annualized net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on annualized net earnings divided by average monthly total shareholders’ equity.

3.	Dividends declared per common share as a percentage of diluted earnings per common share.

4.

The $1.64 billion Series G Preferred Stock dividend was not annualized in the calculation of annualized net earnings applicable to common shareholders since it has no impact on other quarters in the year.

110	Goldman Sachs June 2012 Form 10-Q

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

	As of June 2012
in millions	Banks		Governments	Other		Total
Country
France	$33,743	[1]	$ 3,219	$ 5,464		$42,426
Cayman Islands	8		—	31,282		31,290
Germany	6,648		15,383	8,527		30,558
Japan	19,713		12	9,737		29,462
United Kingdom	2,065		2,755	5,889		10,709
Switzerland	4,033		92	5,854		9,979
Canada	340		1,197	6,727		8,264
Italy	830		6,265	917		8,012
Ireland	1,118		85	6,069		7,272	[2]

	As of December 2011
in millions	Banks		Governments	Other		Total
Country
France	$33,916	[1]	$ 2,859	$ 3,776		$40,551
Cayman Islands	—		—	33,742		33,742
Japan	18,745		31	6,457		25,233
Germany	5,458		16,089	3,162		24,709
United Kingdom	2,111		3,349	5,243		10,703
Italy	6,143		3,054	841		10,038	[3]
Ireland	1,148		63	8,801	[2]	10,012
China	6,722		38	2,908		9,668
Switzerland	3,836		40	5,112		8,988
Canada	676		1,019	6,841		8,536
Australia	1,597		470	5,209		7,276

1.	Primarily comprised of secured lending transactions with a clearing house which are secured by collateral.

2.	Primarily comprised of interests in and receivables from funds domiciled in Ireland, but whose underlying investments are primarily located outside of Ireland, and secured lending transactions.

3.	Primarily comprised of secured lending transactions which are primarily secured by German government obligations.

Goldman Sachs June 2012 Form 10-Q	111

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

112	Goldman Sachs June 2012 Form 10-Q

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

References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. All references to June 2012 and June 2011 refer to our periods ended, or the dates, as the context requires, June 30, 2012 and June 30, 2011, respectively. All references to March 2012 and December 2011 refer to the dates March 31, 2012 and December 31, 2011, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended June 2012 versus June 2011. The firm generated net earnings of $962 million for the second quarter of 2012, compared with $1.09 billion for the second quarter of 2011. Our diluted earnings per common share were $1.78 for the second quarter of 2012, compared with $1.85 for the second quarter of 2011. Annualized return on average common shareholders’ equity (ROE) 1 was 5.4% for the second quarter of 2012, compared with 6.1% for the second quarter of 2011.

Book value per common share was $137.00 and tangible book value per common share 2 was $126.12 as of June 2012, both approximately 2% higher compared with the end of the first quarter of 2012. Our Tier 1 capital ratio under Basel 1 was 15.0% and our Tier 1 common ratio under Basel 1 3 was 13.1% as of June 2012, both up slightly from the end of the first quarter of 2012. During the quarter, the firm repurchased 14.3 million shares of its common stock for a total cost of $1.50 billion.

The firm generated net revenues of $6.63 billion for the second quarter of 2012, compared with $7.28 billion for the second quarter of 2011. These results reflected significantly lower net revenues in Investing & Lending, as well as lower net revenues in Investment Banking compared with the second quarter of 2011. These decreases were partially offset by higher net revenues in Institutional Client Services and Investment Management compared with the second quarter of 2011.

In the context of difficult economic and financial conditions, the firm continues to focus on improving operating efficiencies and reducing operating expenses. We are currently targeting approximately $500 million in additional annual run rate compensation and non-compensation reductions that we expect to complete by year-end.

An overview of net revenues for each of our business segments is provided below.

1.	See “Results of Operations — Financial Overview” below for further information about our calculation of annualized ROE.

2.

Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Equity Capital — Other Capital Metrics” below for further information about our calculation of tangible book value per common share.

3.

Tier 1 common ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Equity Capital — Consolidated Regulatory Capital Ratios” below for further information about our Tier 1 common ratio.

Goldman Sachs June 2012 Form 10-Q	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment Banking

Net revenues in Investment Banking decreased compared with the second quarter of 2011, reflecting significantly lower net revenues in Financial Advisory, as well as lower net revenues in our Underwriting business. The decrease in Financial Advisory reflected a decline in industry-wide completed mergers and acquisitions. Net revenues in equity underwriting were significantly lower compared with the second quarter of 2011, principally due to a decline in industry-wide activity. Net revenues in debt underwriting were higher compared with the second quarter of 2011, reflecting higher net revenues from investment-grade and commercial mortgage-related activity, partially offset by lower net revenues from leveraged finance activity.

Institutional Client Services

Net revenues in Institutional Client Services increased compared with the second quarter of 2011, reflecting significantly higher net revenues in Fixed Income, Currency and Commodities Client Execution, partially offset by lower net revenues in Equities.

The increase in Fixed Income, Currency and Commodities Client Execution compared with the second quarter of 2011 reflected higher net revenues in mortgages and commodities compared with difficult market-making conditions during the second quarter of 2011. During the second quarter of 2012, Fixed Income, Currency and Commodities Client Execution operated in a challenging environment reflecting broad market concerns and uncertainty, which resulted in generally wider credit spreads and lower activity levels compared with the first quarter of 2012.

The decrease in Equities compared with the second quarter of 2011 was primarily due to lower net revenues in equities client execution, reflecting significantly lower net revenues in derivatives. In addition, commissions and fees were lower compared with the second quarter of 2011, generally consistent with broader market activity. Securities services net revenues were lower compared with the second quarter of 2011, reflecting the impact of slightly lower average customer balances. During the second quarter of 2012, Equities operated in an environment characterized by a decrease in global equity prices and higher volatility levels compared with the first quarter of 2012.

Investing & Lending

Net revenues in Investing & Lending were $203 million for the second quarter of 2012, compared with $1.04 billion for the second quarter of 2011. During the second quarter of 2012, Investing & Lending net revenues were negatively impacted by a decrease in global equity prices and generally wider credit spreads. Results for the second quarter of 2012 included a loss of $194 million from our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC) and net losses of $112 million from other investments in equities, reflecting losses in public equities, largely offset by gains in private equities. In addition, Investing & Lending included net interest income and net gains of $222 million from debt securities and loans, and other net revenues of $287 million, principally related to our consolidated investment entities.

Investment Management

Net revenues in Investment Management increased compared with the second quarter of 2011 due to significantly higher incentive fees, primarily related to the sale of our funds’ remaining investment in the ordinary shares of ICBC, partially offset by lower management and other fees, and lower transaction revenues. During the quarter, assets under management increased $12 billion to $836 billion. The increase in assets under management included net inflows of $16 billion 1, primarily in fixed income and money market assets, partially offset by net market depreciation of $4 billion, primarily in equity assets.

Six Months Ended June 2012 versus June 2011. The firm generated net earnings of $3.07 billion for the first half of 2012, compared with $3.82 billion for the first half of 2011. Our diluted earnings per common share were $5.72 for the first half of 2012, compared with $3.40 2 for the first half of 2011. Annualized ROE 3 was 8.8% for the first half of 2012, compared with 8.0% 2 for the first half of 2011.

The firm generated net revenues of $16.58 billion for the first half of 2012, compared with $19.18 billion for the first half of 2011. These results reflected significantly lower net revenues in Investing & Lending, as well as lower net revenues in each of our other business segments compared with the first half of 2011. An overview of net revenues for each of our business segments is provided below.

1.	Includes $17 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management Company LLC (Dwight Asset Management).

2.

Excluding the impact of the preferred dividend of $1.64 billion in the first quarter of 2011 related to the redemption of our Series G Preferred Stock (calculated as the difference between the carrying value and the redemption value of the preferred stock), diluted earnings per common share were $6.25 and annualized ROE was 10.2% for the first half of 2011. We believe that presenting our results for the first half of 2011 excluding this dividend is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and annualized ROE excluding this dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share and annualized ROE excluding the impact of this dividend.

3.	See “Results of Operations — Financial Overview” below for further information about our calculation of annualized ROE.

114	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment Banking

Net revenues in Investment Banking decreased compared with the first half of 2011, primarily reflecting lower net revenues in our Underwriting business. Net revenues in equity underwriting were significantly lower compared with the first half of 2011, primarily reflecting a decline in industry-wide activity. Net revenues in debt underwriting were essentially unchanged compared with the first half of 2011. In addition, net revenues in Financial Advisory were slightly lower compared with the first half of 2011.

Institutional Client Services

Net revenues in Institutional Client Services decreased compared with the first half of 2011, reflecting lower net revenues in both Fixed Income, Currency and Commodities Client Execution, and Equities.

The decrease in Fixed Income, Currency and Commodities Client Execution compared with the first half of 2011 reflected lower net revenues in credit products, currencies and commodities, partially offset by higher net revenues in interest rate products and mortgages. Although the first quarter of 2012 was generally characterized by tighter credit spreads and improved activity levels, the environment became more challenging during the second quarter of 2012, as broad market concerns and uncertainties resurfaced, which led to generally wider credit spreads and lower activity levels compared with the first quarter of 2012.

The decrease in Equities compared with the first half of 2011 was primarily due to lower commissions and fees, generally consistent with broader market activity. Equities client execution net revenues were slightly lower compared with the first half of 2011, reflecting lower net revenues in derivatives. In addition, securities services net revenues decreased slightly compared with the first half of 2011. During the first half of 2012, Equities operated in an environment generally characterized by higher volatility levels towards the end of the period and an increase in global equity prices, although equity prices decreased during the second quarter.

Investing & Lending

Net revenues in Investing & Lending were $2.11 billion for the first half of 2012, compared with $3.75 billion for the first half of 2011. Results for the first half of 2012 included a loss of $25 million from our investment in the ordinary shares of ICBC and net gains of $779 million from other investments in equities, reflecting gains in private equities. In addition, Investing & Lending included net gains and net interest income of $807 million from debt securities and loans, primarily reflecting the impact of generally tighter credit spreads, particularly during the first quarter of 2012, and other net revenues of $553 million, principally related to our consolidated investment entities.

Investment Management

Net revenues in Investment Management decreased slightly compared with the first half of 2011 due to lower management and other fees, and lower transaction revenues, partially offset by significantly higher incentive fees, primarily related to the sale of our funds’ remaining investment in the ordinary shares of ICBC. During the first half of 2012, assets under management increased $8 billion to $836 billion. The increase in assets under management included net market appreciation of $18 billion in fixed income and equity assets, partially offset by net outflows of $10 billion 1. Net outflows included outflows in money market, equity and alternative investment assets, partially offset by inflows in fixed income assets.

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

1.	Includes $17 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management.

Goldman Sachs June 2012 Form 10-Q	115

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

During the second quarter of 2012, global economic conditions weakened, as real gross domestic product (GDP) appeared to decline in Europe, and real GDP in the United States and Japan appeared to grow at a slower pace. In addition, the global economy was further impacted by slowing economic conditions in China. After positive developments during the first quarter of 2012, concerns regarding European sovereign debt risk heightened as a result of political uncertainty in Greece and concerns about the fiscal outlook in Spain and Italy. These conditions contributed to generally wider credit spreads, lower global equity prices and higher volatility levels, which weighed on investment banking activity, particularly in equity and equity-related underwriting activity levels. In addition, the price of crude oil declined during the quarter. In response to these weakened macroeconomic conditions, some major central banks moved to further ease monetary policy.

United States

In the United States, real GDP growth decelerated during the quarter. Growth in fixed investment, industrial production and consumer spending slowed and net exports declined. Measures of business and consumer confidence deteriorated. Unemployment levels declined slightly, although the rate of unemployment remained elevated. Measures of inflation declined, reflecting the impact of lower energy prices. Housing market activity continued to improve, although the level of activity remained low. The U.S. Federal Reserve maintained its federal funds rate at a target of zero to 0.25% and extended through the end of the year its program to lengthen the maturity of the U.S. Treasury debt it holds. The 10-year Treasury note yield ended the quarter at 1.67%, 56 basis points lower than the end of the first quarter of 2012. In equity markets, the NASDAQ Composite Index decreased by 5%, and the S&P 500 Index and the Dow Jones Industrial Average each decreased by 3%.

Europe

In the Euro area, real GDP growth appeared to decline during the quarter, reflecting the impact that the ongoing sovereign debt crisis has had on the region’s economic growth. Measures of business confidence deteriorated and measures of inflation declined. The European Central Bank maintained its main refinancing operations rate at 1.00% and continued supporting liquidity in the Eurosystem. The Euro depreciated by 5% against the U.S. dollar. In the United Kingdom, real GDP declined during the quarter, for the third consecutive quarter. The Bank of England maintained its official bank rate at 0.50% and the British pound depreciated by 2% against the U.S. dollar. Long-term government bond yields in the U.K. and the Euro area generally declined during the quarter, although long-term government bond yields in Greece, Spain and Italy increased. The Euro Stoxx 50 Index, the DAX Index, the CAC 40 Index, and the FTSE 100 Index decreased by 9%, 8%, 7%, and 3%, respectively.

Asia

In Japan, real GDP appeared to increase during the quarter, although at a slower pace than in the first quarter of 2012, as growth in domestic demand moderated. The Bank of Japan left its target overnight call rate unchanged at a range of zero to 0.10% and continued to expand its asset purchase program. The yield on 10-year Japanese government bonds decreased, while the Japanese yen appreciated against the U.S. dollar by 4%. The Nikkei 225 Index ended the quarter 11% lower. In China, real GDP growth increased modestly during the quarter, but remained lower compared with the solid pace of growth in previous years. Measures of inflation continued to decline. The People’s Bank of China reduced the reserve requirement ratio by 50 basis points and lowered the benchmark lending and deposit rates. The Chinese yuan depreciated slightly against the U.S. dollar, while the Shanghai Composite Index decreased by 2%. In addition, equity markets in Hong Kong and South Korea decreased during the quarter. In India, real GDP growth appeared to decelerate during the quarter, as domestic demand continued to moderate. In addition, measures of wholesale inflation remained at an elevated level. The Indian rupee depreciated against the U.S. dollar and equity markets ended the second quarter essentially unchanged.

116	Goldman Sachs June 2012 Form 10-Q

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

Goldman Sachs June 2012 Form 10-Q	117

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

118	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Level 3 Financial Assets at Fair Value. The table below presents financial assets measured at fair value and the amount of such assets that are classified within level 3 of the fair value hierarchy.

Total level 3 financial assets were $46.51 billion, $48.02 billion and $47.94 billion as of June 2012, March 2012 and December 2011, respectively.

See Notes 5 through 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about changes in level 3 financial assets and fair value measurements.

	As of June 2012		As of March 2012		As of December 2011
in millions	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 10,011	$ 7	$ 10,553	$ 8	$ 13,440	$ —
U.S. government and federal agency obligations	94,949	—	90,488	—	87,040	—
Non-U.S. government and agency obligations	63,890	8	60,812	105	49,205	148
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	7,199	3,166	6,724	3,156	6,699	3,346
Loans and securities backed by residential real estate	8,467	1,632	8,815	1,610	7,592	1,709
Bank loans and bridge loans	20,770	10,461	18,988	11,051	19,745	11,285
Corporate debt securities	21,534	2,367	24,370	2,512	22,131	2,480
State and municipal obligations	3,493	547	3,407	612	3,089	599
Other debt obligations	4,639	1,757	4,702	1,549	4,362	1,451
Equities and convertible debentures	74,606	14,420	75,927	14,874	65,113	13,667
Commodities	6,330	—	9,462	—	5,762	—
Total cash instruments	315,888	34,365	314,248	35,477	284,178	34,685
Derivatives	71,308	10,501	71,258	11,151	80,028	11,900
Financial instruments owned, at fair value	387,196	44,866	385,506	46,628	364,206	46,585
Securities segregated for regulatory and other purposes	37,279	—	33,679	—	42,014	—
Securities purchased under agreements to resell	167,344	1,023	181,050	956	187,789	557
Securities borrowed	51,897	—	57,062	—	47,621	—
Receivables from customers and counterparties	7,444	616	8,328	431	9,682	795
Total	$651,160	$46,505	$665,625	$48,015	$651,312	$47,937

Goldman Sachs June 2012 Form 10-Q	119

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

If the current economic market conditions persist, and there is a prolonged period of weakness in the business environment and financial markets, our earnings may be adversely affected, which could result in an impairment of goodwill in the future. In addition, significant changes to other critical inputs of the goodwill impairment test (e.g., cost of equity) could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

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

120	Goldman Sachs June 2012 Form 10-Q

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

Goldman Sachs June 2012 Form 10-Q	121

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

Form 10-K for a further discussion of the impact of economic and market conditions on our results of operations.

Financial Overview

The table below presents an overview of our financial results.

	Three Months Ended June		Six Months Ended June
$ in millions, except per share amounts	2012	2011	2012	2011
Net revenues	$6,627	$7,281	$16,576	$19,175
Pre-tax earnings	1,415	1,612	4,596	5,652
Net earnings	962	1,087	3,071	3,822
Net earnings applicable to common shareholders	927	1,052	3,001	1,960
Diluted earnings per common share	1.78	1.85	5.72	3.40	[2]
Annualized return on average common shareholders’ equity [1]	5.4%	6.1%	8.8%	8.0	% [2]

1.

Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The impact of the $1.64 billion Series G Preferred Stock dividend in the first quarter of 2011 was not annualized in the calculation of annualized net earnings applicable to common shareholders for the six months ended June 2011 as this amount had no impact on other quarters in the year. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Total shareholders’ equity	$71,637	$72,474	$71,170	$74,519
Preferred stock	(3,538)	(3,100)	(3,350)	(4,753)
Common shareholders’ equity	$68,099	$69,374	$67,820	$69,766

2.

Excluding the impact of the preferred dividend of $1.64 billion in the first quarter of 2011 related to the redemption of our Series G Preferred Stock (calculated as the difference between the carrying value and the redemption value of the preferred stock), diluted earnings per common share were $6.25 and annualized ROE was 10.2% for the first half of 2011. We believe that presenting our results for the first half of 2011 excluding this dividend is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and annualized ROE excluding this dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of this dividend.

in millions, except per share amount	Six Months Ended June 2011
Net earnings applicable to common shareholders	$1,960
Impact of the Series G Preferred Stock dividend	1,643
Net earnings applicable to common shareholders, excluding the impact of the Series G Preferred Stock dividend	3,603
Divided by: average diluted common shares outstanding	576.4
Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend	$ 6.25

in millions	Average for the Six Months Ended June 2011
Total shareholders’ equity	$74,519
Preferred stock	(4,753)
Common shareholders’ equity	69,766
Impact of the Series G Preferred Stock dividend	939
Common shareholders’ equity, excluding the impact of the Series G Preferred Stock dividend	$70,705

122	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues

Three Months Ended June 2012 versus June 2011. Net revenues on the condensed consolidated statements of earnings were $6.63 billion for the second quarter of 2012, 9% lower than the second quarter of 2011, reflecting significantly lower other principal transactions revenues and net interest income, as well as lower investment banking revenues and commissions and fees. These decreases were partially offset by significantly higher market-making revenues, as well as higher investment management revenues compared with the second quarter of 2011.

Six Months Ended June 2012 versus June 2011. Net revenues on the condensed consolidated statements of earnings were $16.58 billion for the first half of 2012, 14% lower than the first half of 2011, reflecting significantly lower other principal transactions revenues and net interest income, as well as lower investment banking revenues, commissions and fees and market-making revenues. Investment management revenues were essentially unchanged compared with the first half of 2011.

Non-interest Revenues

Investment banking

During the second quarter of 2012, investment banking revenues reflected an operating environment generally characterized by heightened macroeconomic concerns, including concerns about European sovereign debt risk and the slowing economic conditions in the United States and China. These concerns contributed to a decline in global equity prices, an increase in volatility levels and generally wider credit spreads compared with the first quarter of 2012. These factors weighed on investment banking activity, particularly in equity and equity-related underwriting activity levels. If macroeconomic concerns continue and equity prices decline further, resulting in lower levels of client activity, investment banking revenues would likely continue to be negatively impacted.

Three Months Ended June 2012 versus June 2011. Investment banking revenues on the condensed consolidated statements of earnings were $1.21 billion for the second quarter of 2012, 17% lower than the second quarter of 2011, reflecting significantly lower revenues in financial advisory, as well as lower revenues in our underwriting business. The decrease in financial advisory reflected a decline in industry-wide completed mergers and acquisitions. Revenues in equity underwriting were significantly lower compared with the second quarter of 2011, principally due to a decline in industry-wide activity. Revenues in debt underwriting were higher compared with the second quarter of 2011, reflecting higher revenues from investment-grade and commercial mortgage-related activity, partially offset by lower revenues from leveraged finance activity.

Six Months Ended June 2012 versus June 2011. Investment banking revenues on the condensed consolidated statements of earnings were $2.37 billion for the first half of 2012, 13% lower than the first half of 2011, primarily reflecting lower revenues in our underwriting business. Revenues in equity underwriting were significantly lower compared with the first half of 2011, primarily reflecting a decline in industry-wide activity. Revenues in debt underwriting were essentially unchanged compared with the first half of 2011. In addition, revenues in financial advisory were slightly lower compared with the first half of 2011.

Investment management

During the second quarter of 2012, investment management revenues reflected an operating environment generally characterized by decreased asset prices, particularly in equities, and a shift in investor assets away from asset classes with potentially higher risk and returns to asset classes with potentially lower risk and returns. If asset prices decline or investors continue to change their mix of assets to lower risk asset classes or withdraw their assets, investment management revenues would likely be negatively impacted. In addition, continued uncertainty regarding the global economic outlook could result in downward pressure on assets under management.

Three Months Ended June 2012 versus June 2011. Investment management revenues on the condensed consolidated statements of earnings were $1.27 billion for the second quarter of 2012, 7% higher than the second quarter of 2011, due to significantly higher incentive fees, primarily related to the sale of our funds’ remaining investment in the ordinary shares of ICBC, partially offset by lower management and other fees, and lower transaction revenues.

Six Months Ended June 2012 versus June 2011. Investment management revenues on the condensed consolidated statements of earnings were $2.37 billion for the first half of 2012, essentially unchanged compared with the first half of 2011, as significantly higher incentive fees, primarily related to the sale of our funds’ remaining investment in the ordinary shares of ICBC, were offset by lower management and other fees, and lower transaction revenues.

Goldman Sachs June 2012 Form 10-Q	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Commissions and fees

Broad market concerns and uncertainties, including concerns about European sovereign debt risk and the slowing economic conditions in the United States and China, heightened during the second quarter of 2012. These concerns and uncertainties resulted in a decrease in global equity prices and higher volatility levels compared with the first quarter of 2012. The macroeconomic challenges during the quarter contributed to generally lower transaction volumes and fees. If macroeconomic concerns continue and equity prices decline further, resulting in lower market volumes, commissions and fees would likely continue to be negatively impacted.

Three Months Ended June 2012 versus June 2011. Commissions and fees on the condensed consolidated statements of earnings were $799 million for the second quarter of 2012, 11% lower than the second quarter of 2011, generally consistent with broader market activity.

Six Months Ended June 2012 versus June 2011. Commissions and fees on the condensed consolidated statements of earnings were $1.66 billion for the first half of 2012, 13% lower than the first half of 2011, generally consistent with broader market activity.

Market making

During the second quarter of 2012, market-making revenues reflected a challenging operating environment, as broad market concerns and uncertainties resurfaced, with the sovereign debt situation in Europe remaining the primary concern. The outlook for the global economy was further impacted by concerns about slowing economic conditions in the United States and China as a result of weak economic data during the quarter. These conditions resulted in generally wider credit spreads, lower global equity prices, higher volatility levels and lower activity levels in most businesses, compared with the first quarter of 2012, and negatively impacted revenues during the quarter. In addition, other broad market concerns persisted, such as continued uncertainty over financial regulatory reform. If these concerns and uncertainties continue over the long term, market-making revenues would likely continue to be negatively impacted.

Three Months Ended June 2012 versus June 2011. Market-making revenues on the condensed consolidated statement of earnings were $2.10 billion for the second quarter of 2012, 21% higher than the second quarter of 2011, reflecting higher revenues in mortgages and commodities compared with difficult market-making conditions during the second quarter of 2011, partially offset by lower revenues in most of our other major market-making activities, particularly in equity derivatives. During the second quarter of 2012, market-making revenues reflected a challenging operating environment characterized by broad market concerns and uncertainty, which resulted in generally wider credit spreads, lower global equity prices, higher volatility levels and lower activity levels compared with the first quarter of 2012.

Six Months Ended June 2012 versus June 2011. Market-making revenues on the condensed consolidated statement of earnings were $6.00 billion for the first half of 2012, 3% lower than the first half of 2011, primarily reflecting lower revenues in credit products, equity derivatives, currencies and commodities, partially offset by higher revenues in interest rate products and mortgages. Although the first quarter of 2012 was generally characterized by tighter credit spreads, higher global equity prices, lower volatility levels and improved activity levels, the environment became more challenging during the second quarter of 2012, as broad market concerns and uncertainties resurfaced, which led to generally wider credit spreads, lower global equity prices, higher volatility levels and lower activity levels compared with the first quarter of 2012.

124	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other principal transactions

During the second quarter of 2012, other principal transactions revenues reflected an operating environment characterized by a decrease in global equity prices and generally wider credit spreads, as broad market concerns and uncertainties resurfaced, with the sovereign debt situation in Europe remaining the primary concern. The outlook for the global economy was further impacted by concerns about slowing economic conditions in the United States and China as a result of weak economic data during the quarter. In addition, other broad market concerns persisted, such as continued uncertainty over financial regulatory reform. If equity prices continue to decline and credit spreads continue to widen, other principal transactions revenues would likely continue to be negatively impacted.

Three Months Ended June 2012 versus June 2011. Other principal transactions revenues on the condensed consolidated statements of earnings were $169 million for the second quarter of 2012, compared with $602 million for the second quarter of 2011. Results for the second quarter of 2012 included a loss from our investment in the ordinary shares of ICBC and net losses from other investments in equities, reflecting losses in public equities, largely offset by gains in private equities. In addition, other principal transactions revenues included net gains from debt securities and loans, and revenues related to our consolidated investment entities. In the second quarter of 2011, other principal transactions revenues primarily included net gains from private equities and revenues from our consolidated investment entities, partially offset by net losses from our investment in the ordinary shares of ICBC and other public equities.

Six Months Ended June 2012 versus June 2011. Other principal transactions revenues on the condensed consolidated statements of earnings were $2.11 billion for the first half of 2012, compared with $3.21 billion for the first half of 2011. Results for the first half of 2012 included a loss from our investment in the ordinary shares of ICBC and net gains from other investments in equities, reflecting gains in private equities. In addition, other principal transactions revenues included net gains from debt securities and loans, and revenues related to our consolidated investment entities. In the first half of 2011, other principal transactions revenues primarily included net gains from private equities, net gains from debt securities and loans, and revenues from our consolidated investment entities.

Net Interest Income

Three Months Ended June 2012 versus June 2011. Net interest income on the condensed consolidated statements of earnings was $1.09 billion for the second quarter of 2012, 23% lower than the second quarter of 2011. The decrease compared with the second quarter of 2011 was primarily due to lower average yields on financial instruments owned, at fair value and collateralized agreements.

Six Months Ended June 2012 versus June 2011. Net interest income on the condensed consolidated statements of earnings was $2.07 billion for the first half of 2012, 25% lower than the first half of 2011. The decrease compared with the first half of 2011 was primarily due to lower average yields on financial instruments owned, at fair value and collateralized agreements, as well as higher interest expense related to our long-term borrowings.

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

In the context of more difficult economic and financial conditions, the firm launched an initiative during the second quarter of 2011 to identify areas where we can operate more efficiently and reduce our operating expenses. We have met our 2011 targeted annual run rate compensation and non-compensation reduction of approximately $1.4 billion. We are currently targeting approximately $500 million in additional annual run rate compensation and non-compensation reductions that we expect to complete by year-end.

Goldman Sachs June 2012 Form 10-Q	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our operating expenses and total staff.

	Three Months Ended June		Six Months Ended June
$ in millions	2012	2011	2012	2011
Compensation and benefits	$ 2,915	$ 3,204	$ 7,293	$ 8,437

Brokerage, clearing, exchange and distribution fees	544	615	1,111	1,235
Market development	129	183	246	362
Communications and technology	202	210	398	408
Depreciation and amortization	409	372	842	962
Occupancy	214	252	426	519
Professional fees	213	263	447	496
Insurance reserves [1]	121	117	278	205
Other expenses	465	453	939	899
Total non-compensation expenses	2,297	2,465	4,687	5,086
Total operating expenses	$ 5,212	$ 5,669	$11,980	$13,523
Total staff at period-end [2]	32,300	35,500

1.	Revenues related to our insurance activities are included in “Market making” on the condensed consolidated statements of earnings.

2.	Includes employees, consultants and temporary staff.

Three Months Ended June 2012 versus June 2011. Operating expenses were $5.21 billion for the second quarter of 2012, 8% lower than the second quarter of 2011. The accrual for compensation and benefits expenses was $2.92 billion for the second quarter of 2012, a 9% decline compared with the second quarter of 2011. Total staff remained essentially unchanged during the second quarter of 2012.

Non-compensation expenses were $2.30 billion, 7% lower than the second quarter of 2011. The decrease compared with the second quarter of 2011 primarily reflected decreased levels of business activity and the impact of expense reduction initiatives, partially offset by higher impairment charges related to consolidated investment entities during the second quarter of 2012. The second quarter of 2012 included net provisions for litigation and regulatory proceedings of $67 million.

Six Months Ended June 2012 versus June 2011. Operating expenses were $11.98 billion for the first half of 2012, 11% lower than the first half of 2011. The accrual for compensation and benefits expenses was $7.29 billion for the first half of 2012, a 14% decline compared with the first half of 2011. The ratio of compensation and benefits to net revenues for the first half of 2012 was 44.0%, consistent with the first half of 2011. Total staff decreased 3% during the first half of 2012.

Non-compensation expenses were $4.69 billion, 8% lower than the first half of 2011. The decrease compared with the first half of 2011 primarily reflected decreased levels of business activity, the impact of expense reduction initiatives and lower impairment charges during the first half of 2012.

These decreases were partially offset by increased reserves related to our insurance business. The first half of 2012 included net provisions for litigation and regulatory proceedings of $126 million.

Provision for Taxes

The effective income tax rate for the first half of 2012 was 33.2%, down slightly from 33.7% for the first quarter of 2012 and up from 28.0% for 2011. The increase in the effective income tax rate from 28.0% to 33.2% was primarily due to the earnings mix and a decrease in the impact of permanent benefits.

Effective January 1, 2012, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired. This change did not have a material effect on our financial condition, results of operations or cash flows as of or for the three and six months ended June 2012 and we do not expect this change to have a material effect on our financial condition, results of operations or cash flows for the remainder of 2012. This change may have a material impact on our effective tax rate for 2013 if the expired provisions are not re-enacted.

During March 2012, the United Kingdom government announced a budget proposal that would reduce the corporate income tax rate effective April 1, 2012. This budget proposal was enacted into law during the third quarter of 2012. We do not expect this change to have a material impact on our financial condition, results of operations or cash flows for the remainder of 2012.

126	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

		Three Months Ended June		Six Months Ended June
in millions		2012	2011	2012	2011
Investment Banking	Net revenues	$1,203	$1,448	$ 2,357	$ 2,717
	Operating expenses	869	981	1,735	1,904
	Pre-tax earnings	$ 334	$ 467	$ 622	$ 813
Institutional Client Services	Net revenues	$3,889	$3,515	$ 9,598	$10,162
	Operating expenses	2,947	3,040	6,830	7,624
	Pre-tax earnings	$ 942	$ 475	$ 2,768	$ 2,538
Investing & Lending	Net revenues	$ 203	$1,044	$ 2,114	$ 3,749
	Operating expenses	256	547	1,214	1,778
	Pre-tax earnings/(loss)	$ (53)	$ 497	$ 900	$ 1,971
Investment Management	Net revenues	$1,332	$1,274	$ 2,507	$ 2,547
	Operating expenses	1,070	1,056	2,060	2,123
	Pre-tax earnings	$ 262	$ 218	$ 447	$ 424
Total	Net revenues	$6,627	$7,281	$16,576	$19,175
	Operating expenses	5,212	5,669	11,980	13,523
	Pre-tax earnings	$1,415	$1,612	$ 4,596	$ 5,652

Total operating expenses in the table above include the following expenses that have not been allocated to our segments:

•

net provisions for a number of litigation and regulatory proceedings of $67 million and $45 million for the three months ended June 2012 and June 2011, respectively, and $126 million and $69 million for the six months ended June 2012 and June 2011, respectively;

•	charitable contributions of $12 million and $25 million for the six months ended June 2012 and June 2011, respectively; and

•	real estate-related exit costs of $3 million for both the three and six months ended June 2012.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 25 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our business segments.

The cost drivers of Goldman Sachs taken as a whole —compensation, headcount and levels of business activity — are broadly similar in each of our business segments. Compensation and benefits expenses within our segments reflect, among other factors, the overall performance of Goldman Sachs as well as the performance of individual businesses. Consequently, pre-tax margins in one segment of our business may be significantly affected by the performance of our other business segments. A discussion of segment operating results follows.

Goldman Sachs June 2012 Form 10-Q	127

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Financial Advisory	$ 469	$ 637	$ 958	$ 994
Equity underwriting	239	378	494	804
Debt underwriting	495	433	905	919
Total Underwriting	734	811	1,399	1,723
Total net revenues	1,203	1,448	2,357	2,717
Operating expenses	869	981	1,735	1,904
Pre-tax earnings	$ 334	$ 467	$ 622	$ 813

The table below presents our financial advisory and underwriting transaction volumes.1

	Three Months Ended June		Six Months Ended June
in billions	2012	2011	2012	2011
Announced mergers and acquisitions	$178	$183	$305	$354
Completed mergers and acquisitions	160	190	242	355
Equity and equity-related offerings [2]	11	17	24	42
Debt offerings [3]	41	60	109	133

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

Three Months Ended June 2012 versus June 2011. Net revenues in Investment Banking were $1.20 billion, 17% lower than the second quarter of 2011.

Net revenues in Financial Advisory were $469 million, 26% lower than the second quarter of 2011, reflecting a decline in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business were $734 million, 9% lower than the second quarter of 2011. Net revenues in equity underwriting were significantly lower compared with the second quarter of 2011, principally due to a decline in industry-wide activity. Net revenues in debt underwriting were higher compared with the second quarter of 2011, reflecting higher net revenues from investment-grade and commercial mortgage-related activity, partially offset by lower net revenues from leveraged finance activity.

During the second quarter of 2012, Investment Banking operated in an environment generally characterized by heightened macroeconomic concerns, including concerns about European sovereign debt risk and the slowing economic conditions in the United States and China. These concerns contributed to a decline in global equity prices, an increase in volatility levels and generally wider credit spreads compared with the first quarter of 2012. These factors weighed on investment banking activity, particularly in equity and equity-related underwriting activity levels. If macroeconomic concerns continue and equity prices decline further, resulting in lower levels of client activity, net revenues in Investment Banking would likely continue to be negatively impacted.

Our investment banking transaction backlog increased compared with the end of the first quarter of 2012. The increase compared with the end of the first quarter of 2012 was due to an increase in potential debt underwriting transactions, primarily reflecting an increase in client mandates to underwrite leveraged finance transactions, as well as higher estimated net revenues from potential advisory transactions. These increases were partially offset by a decrease in potential equity underwriting transactions compared with the end of the first quarter of 2012, reflecting a decrease in client mandates to underwrite initial public offerings.

128	Goldman Sachs June 2012 Form 10-Q

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

Operating expenses were $869 million for the second quarter of 2012, 11% lower than the second quarter of 2011, primarily due to decreased compensation and benefits expenses. Pre-tax earnings were $334 million in the second quarter of 2012, 28% lower than the second quarter of 2011.

Six Months Ended June 2012 versus June 2011. Net revenues in Investment Banking were $2.36 billion, 13% lower than the first half of 2011.

Net revenues in Financial Advisory were $958 million, 4% lower than the first half of 2011. Net revenues in our Underwriting business were $1.40 billion, 19% lower than the first half of 2011. Net revenues in equity underwriting were significantly lower compared with the first half of 2011, primarily reflecting a decline in industry-wide activity. Net revenues in debt underwriting were essentially unchanged compared with the first half of 2011.

During the first half of 2012, Investment Banking operated in an environment generally characterized by heightened macroeconomic concerns, including concerns about European sovereign debt risk and the slowing economic conditions in the United States and China, despite positive developments during the first quarter of 2012. These concerns weighed on investment banking activity, particularly in equity and equity-related underwriting activity levels. If macroeconomic concerns continue and equity prices decline, resulting in lower levels of client activity, net revenues in Investment Banking would likely continue to be negatively impacted.

Our investment banking transaction backlog increased compared with the end of 2011. The increase compared with the end of 2011 was due to an increase in potential debt underwriting transactions, primarily reflecting an increase in client mandates to underwrite leveraged finance transactions, as well as an increase in potential advisory transactions. These increases were partially offset by a decrease in potential equity underwriting transactions compared with the end of 2011, reflecting a decrease in client mandates to underwrite initial public offerings.

Operating expenses were $1.74 billion for the first half of 2012, 9% lower than the first half of 2011, primarily due to decreased compensation and benefits expenses. Pre-tax earnings were $622 million in the first half of 2012, 23% lower than the first half of 2011.

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

Goldman Sachs June 2012 Form 10-Q	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Fixed Income, Currency and Commodities Client Execution	$2,194	$1,599	$5,652	$ 5,924
Equities client execution	510	623	1,560	1,602
Commissions and fees	776	861	1,610	1,832
Securities services	409	432	776	804
Total Equities	1,695	1,916	3,946	4,238
Total net revenues	3,889	3,515	9,598	10,162
Operating expenses	2,947	3,040	6,830	7,624
Pre-tax earnings	$ 942	$ 475	$2,768	$ 2,538

Three Months Ended June 2012 versus June 2011. Net revenues in Institutional Client Services were $3.89 billion, 11% higher than the second quarter of 2011.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $2.19 billion, 37% higher than the second quarter of 2011, reflecting higher net revenues in mortgages and commodities compared with difficult market-making conditions during the second quarter of 2011. During the second quarter of 2012, Fixed Income, Currency and Commodities Client Execution operated in a challenging environment reflecting broad market concerns and uncertainty, which resulted in generally wider credit spreads and lower activity levels compared with the first quarter of 2012.

Net revenues in Equities were $1.70 billion, 12% lower than the second quarter of 2011, primarily due to lower net revenues in equities client execution, reflecting significantly lower net revenues in derivatives. In addition, commissions and fees were lower compared with the second quarter of 2011, generally consistent with broader market activity. Securities services net revenues were lower compared with the second quarter of 2011, reflecting the impact of slightly lower average customer balances. During the second quarter of 2012, Equities operated in an environment characterized by a decrease in global equity prices and higher volatility levels compared with the first quarter of 2012.

The net gain attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $6 million for the second quarter of 2012 compared with $85 million for the second quarter of 2011.

130	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

During the second quarter of 2012, Institutional Client Services operated in a challenging environment, as broad market concerns and uncertainties resurfaced, with the sovereign debt situation in Europe remaining the primary concern. The outlook for the global economy was further impacted by concerns about slowing economic conditions in the United States and China as a result of weak economic data during the quarter. These conditions resulted in generally wider credit spreads, lower global equity prices, higher volatility levels and lower activity levels in most businesses, compared with the first quarter of 2012, and negatively impacted net revenues during the quarter. In addition, other broad market concerns persisted, such as continued uncertainty over financial regulatory reform. If these concerns and uncertainties continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $2.95 billion for the second quarter of 2012, 3% lower than the second quarter of 2011, primarily due to decreased levels of business activity. Pre-tax earnings were $942 million in the second quarter of 2012, compared with $475 million in the second quarter of 2011.

Six Months Ended June 2012 versus June 2011. Net revenues in Institutional Client Services were $9.60 billion, 6% lower than the first half of 2011.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $5.65 billion, 5% lower than the first half of 2011, reflecting lower net revenues in credit products, currencies and commodities, partially offset by higher net revenues in interest rate products and mortgages. Although the first quarter of 2012 was generally characterized by tighter credit spreads and improved activity levels, the environment became more challenging during the second quarter of 2012, as broad market concerns and uncertainties resurfaced, which led to generally wider credit spreads and lower activity levels compared with the first quarter of 2012.

Net revenues in Equities were $3.95 billion, 7% lower than the first half of 2011, primarily due to lower commissions and fees, generally consistent with broader market activity. Equities client execution net revenues were slightly lower compared with the first half of 2011, reflecting lower net revenues in derivatives. In addition, securities services net revenues decreased slightly compared with the first half of 2011. During the first half of 2012, Equities operated in an environment generally characterized by higher volatility levels towards the end of the period and an increase in global equity prices, although equity prices decreased during the second quarter.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $218 million for the first half of 2012, compared with a net gain of $126 million for the first half of 2011.

Institutional Client Services operated in an environment generally characterized by broad market concerns and uncertainties. Positive developments during the first quarter of 2012 helped to improve market conditions, including actions undertaken by the European Central Bank and other central banks to address funding risks for European financial institutions, the progress in resolving Greece’s debt situation, as well as encouraging U.S. economic data. However, during the second quarter of 2012, concerns surrounding the stability of the global economy and its future prospects resurfaced, with the sovereign debt situation in Europe remaining the primary concern. The outlook for the global economy was further impacted during the second quarter of 2012 by concerns about slowing economic conditions in the United States and China as a result of weak economic data, which led to generally wider credit spreads, lower global equity prices, higher volatility levels and lower activity levels in most businesses. In addition, other broad market concerns persisted, such as continued uncertainty over financial regulatory reform. If these concerns and uncertainties continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $6.83 billion for the first half of 2012, 10% lower than the first half of 2011, primarily due to decreased compensation and benefits expenses, the impact of impairment charges during the first half of 2011, principally related to Litton Loan Servicing LP, and decreased levels of business activity. These decreases were partially offset by increased reserves related to our insurance business. Pre-tax earnings were $2.77 billion in the first half of 2012, 9% higher than the first half of 2011.

Goldman Sachs June 2012 Form 10-Q	131

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
ICBC	$(194)	$ (176)	$ (25)	$ 140
Equity securities (excluding ICBC)	(112)	686	779	1,740
Debt securities and loans	222	200	807	1,224
Other	287	334	553	645
Total net revenues	203	1,044	2,114	3,749
Operating expenses	256	547	1,214	1,778
Pre-tax earnings/(loss)	$ (53)	$ 497	$ 900	$1,971

Three Months Ended June 2012 versus June 2011. Net revenues in Investing & Lending were $203 million for the second quarter of 2012, compared with $1.04 billion for the second quarter of 2011. During the second quarter of 2012, Investing & Lending net revenues were negatively impacted by a decrease in global equity prices and generally wider credit spreads. Results for the second quarter of 2012 included a loss of $194 million from our investment in the ordinary shares of ICBC and net losses of $112 million from other investments in equities, reflecting losses in public equities, largely offset by gains in private equities. In addition, Investing & Lending included net interest income and net gains of $222 million from debt securities and loans, and other net revenues of $287 million, principally related to our consolidated investment entities.

Results for the second quarter of 2011 included a loss of $176 million from our investment in the ordinary shares of ICBC, net gains of $686 million from other investments in equities and net revenues of $200 million from debt securities and loans, primarily reflecting net interest income on loans, primarily mezzanine and senior corporate loans. The net gains from other investments in equities were primarily driven by gains from private equities, partially offset by losses from public equities. In addition, Investing & Lending included other net revenues of $334 million, principally related to our consolidated investment entities.

Operating expenses were $256 million for the second quarter of 2012, 53% lower than the second quarter of 2011, primarily due to decreased compensation and benefits expenses. Pre-tax loss was $53 million in the second quarter of 2012, compared with pre-tax earnings of $497 million in the second quarter of 2011.

Six Months Ended June 2012 versus June 2011. Net revenues in Investing & Lending were $2.11 billion for the first half of 2012, compared with $3.75 billion for the first half of 2011. Results for the first half of 2012 included a loss of $25 million from our investment in the ordinary shares of ICBC and net gains of $779 million from other investments in equities, reflecting gains in private equities. In addition, Investing & Lending included net gains and net interest income of $807 million from debt securities and loans, primarily reflecting the impact of generally tighter credit spreads, particularly during the first quarter of 2012, and other net revenues of $553 million, principally related to our consolidated investment entities.

Results for the first half of 2011 included a gain of $140 million from our investment in the ordinary shares of ICBC, net gains of $1.74 billion from other investments in equities and net gains and net interest of $1.22 billion from debt securities and loans, primarily mezzanine and senior corporate loans. The net gains from other investments in equities were primarily driven by gains from private equities. Net revenues from debt securities and loans reflected the impact of generally favorable credit markets, which provided favorable conditions for borrowers to refinance, primarily during the first quarter of 2011. In addition, Investing & Lending included other net revenues of $645 million, principally related to our consolidated investment entities.

Operating expenses were $1.21 billion for the first half of 2012, 32% lower than the first half of 2011, primarily due to decreased compensation and benefits expenses, partially offset by higher impairment charges related to our consolidated investment entities. Pre-tax earnings were $900 million in the first half of 2012, 54% lower than the first half of 2011.

132	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

The table below presents the operating results of our Investment Management segment.

	Three Months Ended June		Six Months Ended June
in millions	2012	2011	2012	2011
Management and other fees	$1,019	$1,080	$2,022	$2,128
Incentive fees	217	63	275	137
Transaction revenues	96	131	210	282
Total net revenues	1,332	1,274	2,507	2,547
Operating expenses	1,070	1,056	2,060	2,123
Pre-tax earnings	$ 262	$ 218	$ 447	$ 424

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

The tables below present our assets under management by asset class and a summary of the changes in our assets under management.

	As of
	June 30,		December 31,
in billions	2012	2011	2011	2010
Alternative investments [1]	$137	$148	$142	$148
Equity	127	148	126	144
Fixed income	363	352	340	340
Total non-money market assets	627	648	608	632
Money markets	209	196	220	208
Total assets under management	$836	$844	$828	$840

1.	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

	Three Months Ended June 30,		Six Months Ended June 30,
in billions	2012	2011	2012		2011
Balance, beginning of period	$824	$840	$828		$840
Net inflows/(outflows)
Alternative investments	(1)	(3)	(5)		(3)
Equity	(2)	(2)	(7)		(2)
Fixed income	12	7	13		2
Total non-money market net inflows/(outflows)	9	2	1		(3)
Money markets	7	(5)	(11)		(12)
Total net inflows/(outflows)	16 [1]	(3)	(10	) [1]	(15)
Net market appreciation/(depreciation)	(4)	7	18		19
Balance, end of period	$836	$844	$836		$844

1.	Includes $17 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management.

Three Months Ended June 2012 versus June 2011. Net revenues in Investment Management were $1.33 billion, 5% higher than the second quarter of 2011. The increase in net revenues compared with the second quarter of 2011 was due to significantly higher incentive fees, primarily related to the sale of our funds’ remaining investment in the ordinary shares of ICBC, partially offset by lower management and other fees, and lower transaction revenues. During the quarter, assets under management increased $12 billion to $836 billion. The increase in assets under management included net inflows of $16 billion (including $17 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management), primarily in fixed income and money market assets, partially offset by net market depreciation of $4 billion, primarily in equity assets.

Goldman Sachs June 2012 Form 10-Q	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

During the second quarter of 2012, Investment Management operated in an environment generally characterized by decreased asset prices, particularly in equities, and a shift in investor assets away from asset classes with potentially higher risk and returns to asset classes with potentially lower risk and returns. If asset prices decline or investors continue to change their mix of assets to lower risk asset classes or withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, continued uncertainty regarding the global economic outlook could result in downward pressure on assets under management.

Operating expenses were $1.07 billion for the second quarter of 2012, essentially unchanged compared with the second quarter of 2011. Pre-tax earnings were $262 million in the second quarter of 2012, 20% higher than the second quarter of 2011.

Six Months Ended June 2012 versus June 2011. Net revenues in Investment Management were $2.51 billion, slightly lower than the first half of 2011 due to lower management and other fees, and lower transaction revenues, partially offset by significantly higher incentive fees, primarily related to the sale of our funds’ remaining investment in the ordinary shares of ICBC. During the first half of 2012, assets under management increased $8 billion to $836 billion. The increase in assets under management included net market appreciation of $18 billion in fixed income and equity assets, partially offset by net outflows of $10 billion. Net outflows included outflows in money market, equity and alternative investment assets, partially offset by inflows in fixed income assets.

During the first quarter of 2012, Investment Management operated in an environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets and a shift in investor assets away from money markets, consistent with industry trends. However, during the second quarter of 2012, heightened uncertainty regarding the global economic outlook resulted in a decline in asset prices, particularly in equities. These conditions contributed to investors shifting assets away from asset classes with potentially higher risk and returns to asset classes with potentially lower risk and returns. If asset prices decline or investors continue to change their mix of assets to lower risk asset classes or withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, continued uncertainty regarding the global economic outlook could result in downward pressure on assets under management.

Operating expenses were $2.06 billion for the first half of 2012, 3% lower than the first half of 2011, due to decreased compensation and benefits expenses. Pre-tax earnings were $447 million in the first half of 2012, 5% higher than the first half of 2011.

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

134	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In addition, we evaluated the limitations on sponsorship of, and investments in, hedge funds and private equity funds. The firm earns management fees and incentive fees for investment management services from private equity and hedge funds, which are included in our Investment Management segment. The firm also makes investments in funds and the gains and losses from such investments are included in our Investing & Lending segment; these gains and losses will be impacted by the Volcker Rule. The Volcker Rule limitation on investments in hedge funds and private equity funds requires the firm to reduce its investment in each private equity and hedge fund to 3% or less of net asset value, and to reduce the firm’s aggregate investment in all such funds to 3% or less of the firm’s Tier 1 capital. Over the period from 1999 through the second quarter of 2012, the firm’s aggregate net revenues from its investments in hedge funds and private equity funds were not material to the firm’s aggregate total net revenues over the same period. We continue to manage our existing private equity funds taking into account the transition periods under the Volcker Rule. With respect to our hedge funds, we currently plan to comply with the Volcker Rule by redeeming certain of our interests in the funds. We currently expect to redeem up to approximately 10% of certain hedge funds’ total redeemable units per quarter over ten consecutive quarters, beginning March 2012 and ending June 2014. We redeemed approximately $250 million and $500 million of these interests in hedge funds during the three and six months ended June 2012, respectively. In addition, we have limited the firm’s initial investment to 3% for certain new funds.

As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a rule requiring each bank holding company with over $50 billion in assets and each designated systemically important financial institution to provide to regulators an annual plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). Our resolution plan must, among other things, ensure that Goldman Sachs Bank USA (GS Bank USA) is adequately protected from risks arising from our other entities. The regulators’ joint rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy and analyses of the company’s material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements. We submitted our first resolution plan to the regulators on June 29, 2012. GS Bank USA also submitted a plan for its rapid and orderly resolution in the event of material financial distress or failure on June 29, 2012, as required by the FDIC.

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

The Dodd-Frank Act also contains provisions that include (i) requiring the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants, and the clearing and execution of more liquid “swaps” through regulated facilities (subject to limited exceptions) and both public and regulatory reporting of trade information, (ii) placing new requirements on swap dealers and security-based swap dealers to comply with new business conduct standards, covering their relationships with counterparties and their internal management of risks and information associated with swaps and securities based swaps, and (iii) establishing mandatory margin requirements for trades that are not cleared through a central counterparty. Although it has not yet finalized its capital regulations, the CFTC has finalized many other rules and has laid out implementation deadlines in the second half of 2012, while the SEC has not yet finalized certain of its rules or the implementation deadlines for its rules.

The Dodd-Frank Act also establishes a Bureau of Consumer Financial Protection having broad authority to regulate providers of credit, payment and other consumer financial products and services, and this Bureau has oversight over certain of our products and services.

See Note 20 to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q for additional information about regulatory developments as they relate to our regulatory capital ratios.

See “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for more information.

Goldman Sachs June 2012 Form 10-Q	135

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

Our consolidated quarterly plan, including our balance sheet plans by business, funding and capital projections, and projected capital and liquidity metrics, is reviewed by the Firmwide Finance Committee. See “Overview and Structure of Risk Management.”

136	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business-Specific Limits. The Firmwide Finance Committee sets asset and liability limits for each business and aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. These limits are set at levels which are close to actual operating levels in order to ensure prompt escalation and discussion among business managers and managers in our independent control and support functions on a routine basis. The Firmwide Finance Committee reviews and approves balance sheet limits on a quarterly basis and may also approve changes in limits on an ad hoc basis in response to changing business needs or market conditions.

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

•

Through our Internal Capital Adequacy Assessment Process (ICAAP) and our resolution and recovery planning, we further analyze how we would manage our balance sheet and risks through the duration of a severe crisis and we develop plans to access funding, generate liquidity, and/or redeploy or issue equity capital, as appropriate.

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

	As of
in millions	June 2012	December 2011
Excess liquidity (Global Core Excess)	$174,584	$171,581
Other cash	7,393	7,888
Excess liquidity and cash	181,977	179,469
Secured client financing	255,528	283,707
Inventory	298,922	273,640
Secured financing agreements	94,977	71,103
Receivables	40,670	35,769
Institutional Client Services	434,569	380,512
ICBC	1,717	4,713
Equity (excluding ICBC)	21,023	23,041
Debt	23,154	23,311
Receivables and other	6,506	5,320
Investing & Lending	52,400	56,385
Total inventory and related assets	486,969	436,897
Other assets	24,164	23,152
Total assets	$948,638	$923,225

Goldman Sachs June 2012 Form 10-Q	137

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

138	Goldman Sachs June 2012 Form 10-Q

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

	As of June 2012
in millions	Excess Liquidity and Cash [1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 58,913	$ —	$ —	$ —	$ —	$ 58,913
Cash and securities segregated for regulatory and other purposes	—	56,685	—	—	—	56,685
Securities purchased under agreements to resell and federal funds sold	54,128	80,458	32,668	90	—	167,344
Securities borrowed	27,746	77,461	62,309	—	—	167,516
Receivables from brokers, dealers and clearing organizations	—	4,557	14,455	134	—	19,146
Receivables from customers and counterparties	—	36,367	26,215	5,092	—	67,674
Financial instruments owned, at fair value	41,190	—	298,922	47,084	—	387,196
Other assets	—	—	—	—	24,164	24,164
Total assets	$181,977	$255,528	$434,569	$52,400	$24,164	$948,638

	As of December 2011
in millions	Excess Liquidity and Cash [1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 56,008	$ —	$ —	$ —	$ —	$ 56,008
Cash and securities segregated for regulatory and other purposes	—	64,264	—	—	—	64,264
Securities purchased under agreements to resell and federal funds sold	70,220	98,445	18,671	453	—	187,789
Securities borrowed	14,919	85,990	52,432	—	—	153,341
Receivables from brokers, dealers and clearing organizations	—	3,252	10,612	340	—	14,204
Receivables from customers and counterparties	—	31,756	25,157	3,348	—	60,261
Financial instruments owned, at fair value	38,322	—	273,640	52,244	—	364,206
Other assets	—	—	—	—	23,152	23,152
Total assets	$179,469	$283,707	$380,512	$56,385	$23,152	$923,225

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

Goldman Sachs June 2012 Form 10-Q	139

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

	As of
in millions	June 2012	December 2011
Bank loans and bridge loans [1]	$20,770	$19,745
Private equity investments and restricted public equity securities [2]	16,275	15,463
Mortgage and other asset-backed loans and securities	15,666	14,291
High-yield and other debt obligations	12,004	11,118
Emerging market debt securities	5,770	4,624
Emerging market equity securities	4,351	3,922
Other investments in funds [3]	3,034	3,394
ICBC ordinary shares [4]	1,717	4,713

1.	Includes funded commitments and inventory held in connection with our origination, investing and market-making activities.

2.

Includes interests in funds that we manage. Such amounts exclude assets for which the firm does not bear economic exposure of $2.38 billion as of both June 2012 and December 2011, including assets related to consolidated investment funds and consolidated variable interest entities (VIEs).

3.

Includes interests in other investment funds that we manage. We redeemed approximately $250 million and $500 million of these interests in hedge funds during the three and six months ended June 2012, respectively. See “Results of Operations — Regulatory Developments” for more information about our plans to redeem certain of our interests in hedge funds to comply with the Volcker Rule.

4.	Includes interests of $2.60 billion as of December 2011, held by investment funds managed by Goldman Sachs. These investment funds no longer have an interest in the ordinary shares of ICBC.

See Notes 4 through 6 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about the financial instruments we hold.

Balance Sheet Analysis and Metrics

As of June 2012, total assets on our condensed consolidated statements of financial condition were $948.64 billion, an increase of $25.41 billion from December 2011. This increase was primarily due to an increase in financial instruments owned, at fair value of $22.99 billion, primarily due to increases in U.S. government and federal agency obligations, non-U.S. government and agency obligations and equities and convertible debentures, partially offset by a decrease in derivatives.

As of June 2012, total liabilities on our condensed consolidated statements of financial condition were $875.78 billion, an increase of $22.94 billion from December 2011. This increase reflects (i) an increase in payables to customers and counterparties of $14.89 billion, primarily due to client activity and (ii) an increase in deposits of $11.21 billion, primarily due to increases in client activity.

As of June 2012 and December 2011, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $160.44 billion and $164.50 billion, respectively, which were 5% lower and 7% higher, respectively, than the daily average amount of repurchase agreements over the respective quarters. As of June 2012, the decrease in our repurchase agreements relative to the daily average during the quarter was due to a decrease in firm financing and client activity at the end of the quarter. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

140	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents information on our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	June 2012		December 2011
Total assets	$948,638		$923,225
Adjusted assets	$654,799		$604,391
Unsecured long-term borrowings	$166,993		$173,545
Total shareholders’ equity	$ 72,855		$ 70,379
Leverage ratio	13.0	x	13.1	x
Adjusted leverage ratio	9.0	x	8.6	x
Debt to equity ratio	2.3	x	2.5	x

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

The table below presents the reconciliation of total assets to adjusted assets.

		As of
in millions		June 2012	December 2011
Total assets		$ 948,638	$ 923,225
Deduct:	Securities borrowed	(167,516)	(153,341)
	Securities purchased under agreements to resell and federal funds sold	(167,344)	(187,789)
Add:	Financial instruments sold, but not yet purchased, at fair value	149,948	145,013
	Less derivative liabilities	(52,242)	(58,453)
	Subtotal	(237,154)	(254,570)
Deduct:	Cash and securities segregated for regulatory and other purposes	(56,685)	(64,264)
Adjusted assets		$ 654,799	$ 604,391

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

Our adjusted leverage ratio increased to 9.0x as of June 2012 from 8.6x as of December 2011 as our adjusted assets increased.

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

•	demand and savings deposits through deposit sweep programs and time deposits through internal and third-party broker-dealers; and

•	short-term unsecured debt through U.S. and non-U.S. commercial paper and promissory note issuances and other methods.

We generally distribute our funding products through our own sales force and third-party distributors, to a large, diverse creditor base in a variety of markets in the Americas, Europe and Asia. We believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, pension funds, insurance companies, mutual funds and individuals. We have imposed various internal guidelines to monitor creditor concentration across our funding programs.

Goldman Sachs June 2012 Form 10-Q	141

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

Substantially all of our other secured funding is executed for tenors of one month or greater. Additionally, we monitor counterparty concentration and hold a portion of our GCE for refinancing risk associated with our secured funding transactions. We seek longer terms for secured funding collateralized by lower-quality assets because these funding transactions may pose greater refinancing risk. In addition, we maintain secured funding capacity that is in excess of our existing requirements. This capacity is available to finance additional eligible inventory or to replace other secured liabilities.

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of June 2012.

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

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCE. We issue in different tenors, currencies, and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through the second quarter of 2018 as of June 2012.

142	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The weighted average maturity of our unsecured long-term borrowings as of June 2012 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

Temporary Liquidity Guarantee Program (TLGP). The remaining portion of our senior unsecured short-term debt guaranteed by the FDIC under the TLGP matured during the second quarter of 2012. As of June 2012, no borrowings guaranteed by the FDIC under the TLGP were outstanding and the program had expired for new issuances.

Deposits. As of June 2012, our bank depository institution subsidiaries had $57.32 billion in customer deposits, including $19.57 billion of certificates of deposit and other time deposits with a weighted average maturity of three years, and $37.75 billion of other deposits, substantially all of which were from private bank deposits and deposit sweep programs sourced through our own sales force and third-party distributors. We utilize deposits to finance activities in our bank subsidiaries and to support potential outflows, such as draws on unfunded commitments.

Unsecured Short-Term Borrowings. A significant portion of our short-term borrowings were originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We primarily issue commercial paper, promissory notes, and other hybrid instruments.

As of June 2012, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $45.69 billion. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured short-term borrowings.

Equity Capital

Capital adequacy is of critical importance to us. Our objective is to be conservatively capitalized in terms of the amount and composition of our equity base. Accordingly, we have in place a comprehensive capital management policy that serves as a guide to determine the amount and composition of equity capital we maintain.

The level and composition of our equity capital are determined by multiple factors including our current and future consolidated regulatory capital requirements, our ICAAP and results of stress tests, and may also be influenced by other factors such as rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments. In addition, we maintain a capital plan which projects sources and uses of capital given a range of business environments, and a contingency capital plan which provides a framework for analyzing and responding to an actual or perceived capital shortfall.

As part of the Federal Reserve Board’s annual Comprehensive Capital Analysis and Review, U.S. bank holding companies with total consolidated assets of $50 billion or greater, are required to submit annual capital plans for review by the Federal Reserve Board. The capital plans should demonstrate the ability of a bank holding company to maintain its capital ratios above minimum regulatory capital requirements and above a Tier 1 common ratio of 5% on a pro forma basis inclusive of proposed capital actions under expected and stressed scenarios. The purpose of the Federal Reserve Board’s review is to ensure that these institutions have robust, forward-looking capital planning processes that account for their unique risks and that permit continued operations during times of economic and financial stress. As part of the capital plan review, the Federal Reserve Board evaluates an institution’s plan to make capital distributions, such as increasing dividend payments or repurchasing or redeeming stock, across a range of macro-economic and firm-specific assumptions. The Federal Reserve has informed us that it does not object to our proposed capital actions through the first quarter of 2013, including the repurchase of outstanding common stock and an increase in the quarterly common stock dividend.

Goldman Sachs June 2012 Form 10-Q	143

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

As of June 2012, our total shareholders’ equity was $72.86 billion (consisting of common shareholders’ equity of $68.01 billion and preferred stock of $4.85 billion). As of December 2011, our total shareholders’ equity was $70.38 billion (consisting of common shareholders’ equity of $67.28 billion and preferred stock of $3.10 billion). In addition, $3.25 billion of our junior subordinated debt issued to trusts qualifies as equity capital for regulatory and certain rating agency purposes. See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

Consolidated Regulatory Capital

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company and a financial holding company under the U.S. Bank Holding Company Act of 1956. As a bank holding company, we are subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s generally applicable risk-based capital requirements (which are based on the ‘Basel 1’ Capital Accord of the Basel Committee on Banking Supervision (Basel Committee)). These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the firm’s RWAs. The firm’s capital levels are also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

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

144	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Consolidated Regulatory Capital Ratios

The table below presents information about our regulatory capital ratios.

	As of
$ in millions	June 2012	December 2011
Common shareholders’ equity	$ 68,005	$ 67,279
Less: Goodwill	(3,779)	(3,802)
Less: Disallowable intangible assets	(1,621)	(1,666)
Less: Other deductions [1]	(6,261)	(6,649)
Tier 1 Common Capital	56,344	55,162
Preferred stock	4,850	3,100
Junior subordinated debt issued to trusts [2]	3,250	5,000
Tier 1 Capital	64,444	63,262
Qualifying subordinated debt [3]	13,221	13,828
Other adjustments	83	53
Tier 2 Capital	$ 13,304	$ 13,881
Total Capital	$ 77,748	$ 77,143
Risk-Weighted Assets [4]	$428,589	$457,027
Tier 1 Capital Ratio	15.0%	13.8%
Total Capital Ratio	18.1%	16.9%
Tier 1 Leverage Ratio [4]	7.0%	7.0%
Tier 1 Common Ratio [5]	13.1%	12.1%

1.

Principally includes equity investments in non-financial companies and the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidated entities.

2.	See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the junior subordinated debt issued to trusts.

3.	Substantially all of our subordinated debt qualifies as Tier 2 capital for Basel 1 purposes.

4.	See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the firm’s RWAs and Tier 1 leverage ratio.

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

Our Tier 1 capital ratio increased to 15.0% as of June 2012 from 13.8% as of December 2011 primarily reflecting an increase in shareholders’ equity and a decrease in RWAs.

See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about our regulatory capital ratios and the related regulatory requirements, including pending and proposed regulatory changes.

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

Goldman Sachs June 2012 Form 10-Q	145

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

Subsidiary Capital Requirements

Many of our subsidiaries, including GS Bank USA and our broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate. For purposes of assessing the adequacy of its capital, GS Bank USA has established an ICAAP which is similar to that used by Group Inc. GS Bank USA’s capital levels and prompt corrective action classification are subject to qualitative judgments by its regulators about components, risk weightings and other factors.

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of June 2012 and December 2011, Group Inc.’s equity investment in subsidiaries was $70.13 billion and $67.70 billion, respectively, compared with its total shareholders’ equity of $72.86 billion and $70.38 billion, respectively.

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

146	Goldman Sachs June 2012 Form 10-Q

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

As of June 2012, under the share repurchase program approved by the Board, we can repurchase up to 46.0 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on our repurchase program.

See Notes 16 and 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Goldman Sachs June 2012 Form 10-Q	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Capital Metrics

The table below presents information on our shareholders’ equity and book value per common share.

	As of
$ in millions, except per share amounts	June 2012	December 2011
Total shareholders’ equity	$72,855	$70,379
Common shareholders’ equity	68,005	67,279
Tangible common shareholders’ equity	62,605	61,811
Book value per common share	137.00	130.31
Tangible book value per common share	126.12	119.72

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

The table below presents the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of
in millions	June 2012	December 2011
Total shareholders’ equity	$72,855	$70,379
Deduct: Preferred stock	(4,850)	(3,100)
Common shareholders’ equity	68,005	67,279
Deduct: Goodwill and identifiable intangible assets	(5,400)	(5,468)
Tangible common shareholders’ equity	$62,605	$61,811

Book value and tangible book value per common share. Book value and tangible book value per common share are based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 496.4 million and 516.3 million as of June 2012 and December 2011, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

Our financial interests in, and derivative transactions with, such nonconsolidated entities are generally accounted for at fair value, in the same manner as our other financial instruments, except in cases where we apply the equity method of accounting.

148	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in Part I, Items 1 and 2 of this Form 10-Q. In addition, see Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Leases, letters of credit, and lending and other commitments	See below and Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Guarantees	See below and Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Derivatives	See Notes 4, 5, 7 and 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Goldman Sachs June 2012 Form 10-Q	149

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

The table below presents our contractual obligations, commitments and guarantees as of June 2012.

in millions	Remainder of 2012	2013-2014	2015-2016	2017- Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits [1]	$ —	$ 5,782	$ 3,372	$ 5,193	$ 14,347
Secured long-term financings [2]	—	5,807	1,692	1,846	9,345
Unsecured long-term borrowings [3]	—	29,458	40,211	97,324	166,993
Contractual interest payments [4]	3,377	13,390	10,656	36,345	63,768
Insurance liabilities [5]	652	2,201	1,708	18,763	23,324
Subordinated liabilities issued by consolidated VIEs	6	33	37	911	987
Amounts related to off-balance-sheet arrangements
Commitments to extend credit	5,046	17,307	38,215	13,830	74,398
Contingent and forward starting resale and securities borrowing agreements	64,579	314	—	—	64,893
Forward starting repurchase and secured lending agreements	8,785	—	—	—	8,785
Underwriting commitments	36	—	—	—	36
Letters of credit	487	282	5	5	779
Investment commitments	983	4,155	141	2,530	7,809
Other commitments	3,817	149	64	9	4,039
Minimum rental payments	223	818	665	1,531	3,237
Derivative guarantees	391,536	329,049	65,849	63,693	850,127
Securities lending indemnifications	30,192	—	—	—	30,192
Other financial guarantees	296	757	1,224	1,092	3,369

1.	Excludes $5.23 billion of time deposits maturing within one year.

2.

The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales and certain other nonrecourse financings, exceeded their related fair value by $214 million.

3.

Includes $10.76 billion related to interest rate hedges on certain unsecured long-term borrowings. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $236 million.

4.

Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of June 2012. Includes stated coupons, if any, on structured notes.

5.

Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

150	Goldman Sachs June 2012 Form 10-Q

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

As of June 2012, our unsecured long-term borrowings were $166.99 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

As of June 2012, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $3.24 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and six months ended June 2012, total occupancy expenses for space held in excess of our current requirements were not material. In addition, during both the three and six months ended June 2012, we incurred exit costs of $3 million related to our office space. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

Goldman Sachs June 2012 Form 10-Q	151

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

152	Goldman Sachs June 2012 Form 10-Q

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

Goldman Sachs June 2012 Form 10-Q	153

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

Firmwide Risk Committee. The Firmwide Risk Committee is responsible for the ongoing monitoring and control of the firm’s global financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by the firm’s chief financial officer and a senior managing director from the firm’s executive office, and reports to the Management Committee. The following four committees report to the Firmwide Risk Committee. The chairperson of the Securities Division Risk Committee is appointed by the chairperson of the Firmwide Risk

Committee; the chairpersons of the Credit Policy and Operational Risk Committees are appointed by the firm’s chief risk officer; and the chairperson of the Firmwide Finance Committee is appointed by the Firmwide Risk Committee:

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

•

Firmwide Finance Committee. The Firmwide Finance Committee has oversight of firmwide liquidity, the size and composition of our balance sheet and capital base, and our credit ratings. This committee regularly reviews our liquidity, balance sheet, funding position and capitalization, and makes adjustments in light of current events, risks and exposures, and regulatory requirements. This committee is also responsible for reviewing and approving balance sheet limits and the size of our GCE. This committee is co-chaired by the firm’s chief financial officer and the firm’s global treasurer.

154	Goldman Sachs June 2012 Form 10-Q

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

We have a multilayered approach to resolving conflicts and addressing reputational risk. The firm’s senior management oversees policies related to conflicts resolution. The firm’s senior management, the Business Selection and Conflicts Resolution Group, the Legal Department and Compliance Division, the Firmwide Client and Business Standards Committee and other internal committees all play roles in the formulation of policies, standards and principles and assist in making judgments regarding the appropriate resolution of particular conflicts. Resolving potential conflicts necessarily depends on the facts and circumstances of a particular situation and the application of experienced and informed judgment.

At the transaction level, various people and groups have roles. As a general matter, prior to businesses accepting mandates, or making new loans or investments, the Business Selection and Conflicts Resolution Group reviews the potential transaction. It reviews all financing and advisory assignments in Investment Banking and investing, lending and other activities of the firm. Various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees across the firm, also review new underwritings, loans, investments and structured products. These committees work with internal and external lawyers and the Compliance Division to evaluate and address any actual or potential conflicts.

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules, and regulations.

Goldman Sachs June 2012 Form 10-Q	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Risk Management

Liquidity is of critical importance to financial institutions. Most of the recent failures of financial institutions have occurred in large part due to insufficient liquidity. Accordingly, the firm has in place a comprehensive and conservative set of liquidity and funding policies to address both firm-specific and broader industry or market liquidity events. Our principal objective is to be able to fund the firm and to enable our core businesses to continue to serve clients and generate revenues, even under adverse circumstances.

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

As of June 2012 and December 2011, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $174.58 billion and $171.58 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including, but not limited to, a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of June 2012 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
in millions	Three Months Ended June 2012	Year Ended December 2011
U.S. dollar-denominated	$125,486	$125,668
Non-U.S. dollar-denominated	48,233	40,291
Total	$173,719	$165,959

156	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The U.S. dollar-denominated excess is composed of (i) unencumbered U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), all of which are eligible as collateral in Federal Reserve open market operations and (ii) certain overnight U.S. dollar cash deposits. The non-U.S. dollar-denominated excess is composed of only unencumbered German, French, Japanese and United Kingdom government obligations and certain overnight cash deposits in highly liquid currencies. We strictly limit our excess liquidity to this narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity, such as less liquid unencumbered securities or committed credit facilities, in our GCE.

The table below presents the fair value of our GCE by asset class.

	Average for the
in millions	Three Months Ended June 2012	Year Ended December 2011
Overnight cash deposits	$ 48,116	$ 34,622
U.S. government obligations	76,565	88,528
U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	2,538	5,018
German, French, Japanese and United Kingdom government obligations	46,500	37,791
Total	$173,719	$165,959

The GCE is held at Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the
in millions	Three Months Ended June 2012	Year Ended December 2011
Group Inc.	$ 43,198	$ 49,548
Major broker-dealer subsidiaries	78,654	75,086
Major bank subsidiaries	51,867	41,325
Total	$173,719	$165,959

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

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

In order to determine the appropriate size of our GCE, we use an internal liquidity model, referred to as the Modeled Liquidity Outflow, which captures and quantifies the firm’s liquidity risks. We also consider other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm.

We distribute our GCE across entities, asset types, and clearing agents to provide us with sufficient operating liquidity to ensure timely settlement in all major markets, even in a difficult funding environment.

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

Goldman Sachs June 2012 Form 10-Q	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $84.60 billion and $83.32 billion for the three months ended June 2012 and year ended December 2011, respectively. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in our Modeled Liquidity Outflow.

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

•	Contingent: A decline in value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

158	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives.

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

•

Raising secured and unsecured financing that has a long tenor relative to the liquidity profile of our assets. This reduces the risk that our liabilities will come due in advance of our ability to generate liquidity from the sale of our assets. Because we maintain a highly liquid balance sheet, the holding period of certain of our assets may be materially shorter than their contractual maturity dates.

Our goal is to ensure that the firm maintains sufficient liquidity to fund its assets and meet its contractual and contingent obligations in normal times as well as during periods of market stress. Through our dynamic balance sheet management process, (see “Balance Sheet and Funding Sources — Balance Sheet Management”), we use actual and projected asset balances to determine secured and unsecured funding requirements. Funding plans are reviewed and approved by the Firmwide Finance Committee on a quarterly basis. In addition, senior managers in our independent control and support functions regularly analyze, and the Firmwide Finance Committee reviews, our consolidated total capital position (unsecured long-term borrowings plus total shareholders’ equity) so that we maintain a level of long-term funding that is sufficient to meet our long-term financing requirements. In a liquidity crisis, we would first use our GCE in order to avoid reliance on asset sales (other than our GCE). However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis.

Goldman Sachs June 2012 Form 10-Q	159

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2012, Group Inc. had $29.05 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $29.10 billion invested in GSI, a regulated U.K. broker-dealer; $2.63 billion invested in GSEC, a U.S. registered broker-dealer; $4.15 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $19.92 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also provided, directly or indirectly, $81.71 billion of unsubordinated loans and $5.99 billion of collateral to these entities, substantially all of which was to GS&Co. and GSI, as of June 2012. In addition, as of June 2012, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

160	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Ratings

The table below presents the unsecured credit ratings and outlook of Group Inc.

As of June 2012
	Short-Term Debt		Long-Term Debt		Subordinated Debt	Trust Preferred [1]	Preferred Stock		Ratings Outlook
DBRS, Inc.	R-1 (middle	)	A (high	)	A	A	BBB	[3]	Stable
Fitch, Inc.	F1		A	[2]	A-	BBB-	BB+	[4]	Stable
Moody’s Investors Service (Moody’s)	P-2		A3	[2]	Baa1	Baa3	Ba2	[3]	Negative	[5]
Standard & Poor’s Ratings Services (S&P)	A-2		A-	[2]	BBB+	BB+	BB+	[3]	Negative
Rating and Investment Information, Inc.	a-1		A+		A	N/A	N/A		Negative

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes the senior guaranteed trust securities issued by Murray Street Investment Trust I.

3.	Includes Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

4.	Includes Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II. The APEX issued by Goldman Sachs Capital III has been assigned a rating of BBB-.

5.	The ratings outlook for trust preferred and preferred stock is stable.

The table below presents the unsecured credit ratings of GS Bank USA, GS&Co. and GSI.

As of June 2012
	Short-Term Debt	Long-Term Debt	Short-Term Bank Deposits	Long-Term Bank Deposits
Fitch, Inc.
GS Bank USA	F1	A	F1	A+
GS&Co.	F1	A	N/A	N/A
Moody’s
GS Bank USA	P-1	A2	P-1	A2
S&P
GS Bank USA	A-1	A	N/A	N/A
GS&Co.	A-1	A	N/A	N/A
GSI	A-1	A	N/A	N/A

During the second quarter of 2012, as part of a global review of financial institutions, Moody’s lowered Group Inc.’s ratings on short-term debt (from P-1 to P-2), long-term debt (from A1 to A3), subordinated debt (from A2 to Baa1), trust preferred (from A3 to Baa3) and preferred stock (from Baa2 to Ba2). This ratings action aligns our Moody’s rating with our S&P rating. The additional collateral or termination payments that were called by counterparties as a result of Moody’s lowering Group Inc.’s ratings were not material. In addition, Rating and Investment Information, Inc. lowered Group Inc.’s ratings on short-term debt (from a-1+ to a-1), long-term debt (from AA- to A+), and subordinated debt (from A+ to A).

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

Goldman Sachs June 2012 Form 10-Q	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	our liquidity, market, credit and operational risk management practices;

•	the level and variability of our earnings;

•	our capital base;

•	our franchise, reputation and management;

•	our corporate governance; and

•	the external operating environment, including the assumed level of government support.

Certain of the firm’s derivatives have been transacted under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these bilateral agreements by determining the collateral or termination payments that would occur assuming downgrade by all rating agencies. A downgrade by any one rating agency, depending on the agency’s relative ratings of the firm at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. We allocate a portion of our GCE to ensure we would be able to make the additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. The table below presents the additional collateral or termination payments that could have been called at the reporting date by counterparties in the event of a one-notch and two-notch downgrade in our credit ratings.

	As of
in millions	June 2012	December 2011
Additional collateral or termination payments for a one-notch downgrade	$1,344	$1,303
Additional collateral or termination payments for a two-notch downgrade	2,456	2,183

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

Six Months Ended June 2012. Our cash and cash equivalents increased by $2.91 billion to $58.91 billion at the end of the second quarter of 2012. We generated $8.91 billion in net cash from operating activities. We used net cash of $6.00 billion for investing and financing activities, primarily for net repayments of secured and unsecured borrowings, partially offset by a net increase in bank deposits.

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

162	Goldman Sachs June 2012 Form 10-Q

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

Systems

We have made a significant investment in technology to monitor market risk including:

•	an independent calculation of VaR and stress measures;

•	risk measures calculated at individual position levels;

•	attribution of risk measures to individual risk factors of each position;

•	the ability to report many different views of the risk measures (e.g., by desk, business, product type or legal entity); and

•	the ability to produce ad hoc analyses in a timely manner.

Goldman Sachs June 2012 Form 10-Q	163

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

We evaluate the accuracy of our VaR model through daily backtesting (i.e., comparing daily trading net revenues to the VaR measure calculated as of the prior business day) at the firmwide level and for each of our businesses and major regulated subsidiaries. Our VaR model is regularly reviewed and enhanced in order to incorporate changes in the composition of inventory positions, as well as variations in market conditions.

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

164	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Average Daily VaR

in millions Risk Categories	Three Months Ended June		Six Months Ended June
	2012	2011	2012	2011
Interest rates	$ 83	$ 76	$ 87	$ 81
Equity prices	23	35	26	42
Currency rates	16	21	16	23
Commodity prices	20	39	23	38
Diversification effect	(50)	(70)	(58)	(77)
Total	$ 92	$101	$ 94	$107

Our average daily VaR decreased to $92 million for the second quarter of 2012 from $101 million for the second quarter of 2011, primarily reflecting decreases in the commodity prices and equity prices categories, principally due to reduced exposures. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

Our average daily VaR decreased to $94 million for the first half of 2012 from $107 million for the first half of 2011, reflecting decreases in the equity prices, commodity prices and currency rates categories, principally due to reduced exposures. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

Quarter-End VaR and High and Low VaR

			Three Months Ended
in millions Risk Categories	As of		June 2012
	June 2012	March 2012	High	Low
Interest rates	$ 79	$ 83	$ 90	$76
Equity prices	17	29	49	14
Currency rates	15	15	21	11
Commodity prices	19	22	25	15
Diversification effect	(45)	(54)
Total	$ 85	$ 95	$102	$83

Our daily VaR decreased to $85 million as of June 2012 from $95 million as of March 2012, reflecting a decrease in the equity prices category, principally due to reduced exposures, and a decrease in the interest rates and commodity prices categories, principally due to lower levels of volatility. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

During the second quarter of 2012, the firmwide VaR risk limit was not exceeded, raised or reduced.

Goldman Sachs June 2012 Form 10-Q	165

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects the VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended June 2012.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the second quarter of 2012.

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

166	Goldman Sachs June 2012 Form 10-Q

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

Asset Categories	10% Sensitivity
	Amount as of
in millions	June 2012	March 2012
ICBC [1]	$ 162	$ 230
Equity (excluding ICBC) [2]	2,413	2,496
Debt [3]	1,522	1,456

1.	Excludes third-party interests held by investment funds managed by Goldman Sachs. As of June 2012, these investment funds no longer have an interest in the ordinary shares of ICBC.

2.	Relates to private and restricted public equity securities, including interests in firm-sponsored funds that invest in corporate equities and real estate and interests in firm-sponsored hedge funds.

3.

Primarily relates to interests in our firm-sponsored funds that invest in corporate mezzanine and senior debt instruments. Also includes loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $3 million gain (including hedges) as of June 2012. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a $7 million gain (including hedges) as of June 2012. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

The firm engages in insurance activities where we reinsure and purchase portfolios of insurance risk and pension liabilities. The risks associated with these activities include, but are not limited to: equity price, interest rate, reinvestment and mortality risk. The firm mitigates risks associated with insurance activities through the use of reinsurance and hedging. Certain of the assets associated with the firm’s insurance activities are included in VaR. In addition to the positions included in VaR, we held $6.96 billion of securities accounted for as available-for-sale as of June 2012, substantially all of which support the firm’s insurance subsidiaries. As of June 2012, our available-for-sale securities primarily consisted of $2.95 billion of corporate debt securities with an average yield of 4%, the majority of which will mature after five years, $2.08 billion of mortgage and other asset-backed loans and securities with an average yield of 7%, the majority of which will mature after ten years, and $1.01 billion of U.S. government and federal agency obligations with an average yield of 2%, the majority of which will mature after five years. As of March 2012, we held $4.69 billion of securities accounted for as available-for-sale, primarily consisting of $1.62 billion of corporate debt securities with an average yield of 5%, the majority of which will mature after five years, $1.69 billion of mortgage and other asset-backed loans and securities with an average yield of 9%, the majority of which will mature after ten years, and $642 million of U.S. government and federal agency obligations with an average yield of 3%, the majority of which will mature after ten years.

In addition, as of June 2012 and March 2012, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about such lending commitments.

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

Goldman Sachs June 2012 Form 10-Q	167

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

168	Goldman Sachs June 2012 Form 10-Q

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

Cash and Cash Equivalents. Cash and cash equivalents include both interest-bearing and non-interest-bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly rated banks and central banks.

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

Goldman Sachs June 2012 Form 10-Q	169

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

	As of June 2012
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	Exposure	Exposure Net of Collateral
AAA/Aaa	$ 646	$ 1,103	$ 2,472	$ 4,221	$ (856)	$ 3,365	$ 2,992
AA/Aa2	3,762	8,919	20,655	33,336	(16,372)	16,964	11,012
A/A2	14,784	30,630	45,329	90,743	(66,154)	24,589	15,935
BBB/Baa2	5,971	15,226	28,402	49,599	(36,991)	12,608	3,807
BB/Ba2 or lower	3,247	4,811	9,235	17,293	(9,600)	7,693	4,957
Unrated	721	679	372	1,772	(17)	1,755	1,299
Total	$29,131	$61,368	$106,465	$196,964	$(129,990)	$66,974	$40,002

	As of December 2011
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	Exposure	Exposure Net of Collateral
AAA/Aaa	$ 727	$ 786	$ 2,297	$ 3,810	$ (729)	$ 3,081	$ 2,770
AA/Aa2	4,661	10,198	28,094	42,953	(22,972)	19,981	12,954
A/A2	17,704	36,553	50,787	105,044	(73,873)	31,171	17,109
BBB/Baa2	7,376	14,222	25,612	47,210	(36,214)	10,996	6,895
BB/Ba2 or lower	2,896	4,497	6,597	13,990	(6,729)	7,261	4,527
Unrated	752	664	391	1,807	(149)	1,658	1,064
Total	$34,116	$66,920	$113,778	$214,814	$(140,666)	$74,148	$45,319

170	Goldman Sachs June 2012 Form 10-Q

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

Credit Exposures

As of June 2012, our credit exposures increased as compared with December 2011, primarily reflecting an increase in loans and lending commitments, partially offset by a decrease in OTC derivative exposures. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) was essentially unchanged from December 2011. Counterparty defaults rose slightly during the six months ended June 2012; however, the associated credit losses were lower as compared with the same prior year period.

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments associated with traditional credit origination activities broken down by industry, region and internal credit rating.

Goldman Sachs June 2012 Form 10-Q	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions	June 2012	December 2011	June 2012	December 2011	June 2012	December 2011
Asset Managers & Funds	$ 51	$ 64	$10,410	$10,582	$ 1,653	$ 1,290
Banks, Brokers & Other Financial Institutions	13,439	12,535	21,054	25,041	4,878	3,591
Consumer Products, Non-Durables & Retail	—	11	1,194	1,031	14,424	12,685
Government & Central Banks	45,417	43,389	14,396	16,642	1,754	1,828
Healthcare & Education	—	—	3,700	2,962	8,980	7,158
Insurance	—	—	2,776	2,828	3,340	2,891
Natural Resources & Utilities	—	—	4,431	4,803	15,837	14,795
Real Estate	—	—	320	327	2,577	2,695
Technology, Media, Telecommunications & Services	—	2	1,803	2,124	14,167	12,646
Transportation	—	—	1,417	1,104	5,552	5,753
Other	6	7	5,473	6,704	5,533	5,759
Total [2]	$58,913	$56,008	$66,974	$74,148	$78,695	$71,091

Credit Exposure by Region

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions	June 2012	December 2011	June 2012	December 2011	June 2012	December 2011
Americas	$51,582	$48,543	$33,276	$36,591	$56,410	$52,755
EMEA [3]	1,771	1,800	26,229	29,549	20,874	16,989
Asia	5,560	5,665	7,469	8,008	1,411	1,347
Total [2]	$58,913	$56,008	$66,974	$74,148	$78,695	$71,091

Credit Exposure by Credit Quality

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions Credit Rating Equivalent	June 2012	December 2011	June 2012	December 2011	June 2012	December 2011
AAA/Aaa	$43,179	$40,559	$ 3,365	$ 3,081	$ 2,062	$ 2,192
AA/Aa2	7,536	7,463	16,964	19,981	7,865	7,026
A/A2	6,867	6,464	24,589	31,171	21,206	21,055
BBB/Baa2	397	195	12,608	10,996	27,314	22,937
BB/Ba2 or lower	841	1,209	7,693	7,261	20,248	17,820
Unrated	93	118	1,755	1,658	—	61
Total [2]	$58,913	$56,008	$66,974	$74,148	$78,695	$71,091

1.

Includes approximately $10 billion of loans as of both June 2012 and December 2011, and approximately $69 billion and $61 billion of lending commitments as of June 2012 and December 2011, respectively. Excludes approximately $11 billion and $10 billion of loans as of June 2012 and December 2011, respectively, and lending commitments with a total notional value of approximately $5 billion as of both June 2012 and December 2011, that are risk managed as part of market risk using VaR and sensitivity measures.

2.

The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. We had approximately $43 billion and $41 billion as of June 2012 and December 2011, respectively, in credit exposure related to securities financing transactions reflecting enforceable netting agreements.

3.	EMEA (Europe, Middle East and Africa).

172	Goldman Sachs June 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Selected Country Exposures

During 2011 and continuing into 2012, there have been concerns about European sovereign debt risk and its impact on the European banking system and a number of European member states have been experiencing significant credit deterioration. The most pronounced market concerns relate to Greece, Ireland, Italy, Portugal and Spain. The tables below present our credit exposure (both gross and net of hedges) to all sovereigns, financial institutions and corporate counterparties or borrowers in these countries. Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or borrower. In addition, the tables include the market exposure of our long and short inventory for which the issuer or underlier is located in these countries. Market exposure represents the potential for loss in value of our inventory due to changes in market prices. There is no overlap between the credit and market exposures in the tables below.

The country of risk is determined by the location of the counterparty, issuer or underlier’s assets, where they generate revenue, the country in which they are headquartered, and/or the government whose policies affect their ability to repay their obligations.

	As of June 2012
	Credit Exposure											Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ 11		$ —	$ 11	$ —		$ 11	$ —	$ 11	$ 30	$ —	$ —		$ 30
Non-Sovereign	22		23		—	45	—		45	—	45	57	(1)	7		63
Total Greece	22		34		—	56	—		56	—	56	87	(1)	7		93
Ireland
Sovereign	—		1		106	107	—		107	—	107	17	—	(386)		(369)
Non-Sovereign	—		215		59	274	(22)		252	—	252	627	7	120		754
Total Ireland	—		216		165	381	(22)		359	—	359	644	7	(266)		385
Italy
Sovereign	—		1,404		59	1,463	(1,391)		72	—	72	191	45	(279)		(43)
Non-Sovereign	179		405		65	649	(34)		615	400	1,015	322	(130)	(1,126)		(934)
Total Italy	179		1,809		124	2,112	(1,425)		687	400	1,087	513	(85)	(1,405)		(977)
Portugal
Sovereign	—		110		42	152	—		152	—	152	26	—	(197)		(171)
Non-Sovereign	—		27		—	27	—		27	—	27	149	—	(185)		(36)
Total Portugal	—		137		42	179	—		179	—	179	175	—	(382)		(207)
Spain
Sovereign	—		84		1	85	—		85	—	85	(26)	5	(873)		(894)
Non-Sovereign	950		88		60	1,098	(56)		1,042	543	1,585	861	189	(427)		623
Total Spain	950		172		61	1,183	(56)		1,127	543	1,670	835	194	(1,300)		(271)
Subtotal	$1,151	[1]	$2,368	[2]	$392	$3,911	$(1,503	) [3]	$2,408	$943	$3,351	$2,254	$115	$(3,346	) [3]	$(977)

1.	Principally consists of collateralized loans.

2.	Includes the benefit of $6.9 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $279 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

Goldman Sachs June 2012 Form 10-Q	173

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	As of December 2011
	Credit Exposure									Market Exposure
in millions	Loans	OTC Derivatives		Other	Gross Funded	Hedges	Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —	$ —		$ —	$ —	$ —	$ —	$ —	$ —	$ 329	$ —	$ (22)		$ 307
Non-Sovereign	20	53		—	73	—	73	—	73	32	11	18		61
Total Greece	20	53		—	73	—	73	—	73	361	11	(4)		368
Ireland
Sovereign	—	1		256	257	—	257	—	257	411	—	(352)		59
Non-Sovereign	—	542		66	608	(8)	600	57	657	412	85	115		612
Total Ireland	—	543		322	865	(8)	857	57	914	823	85	(237)		671
Italy
Sovereign	—	1,666		3	1,669	(1,410)	259	—	259	210	—	200		410
Non-Sovereign	126	457		—	583	(25)	558	408	966	190	297	(896)		(409)
Total Italy	126	2,123		3	2,252	(1,435)	817	408	1,225	400	297	(696)		1
Portugal
Sovereign	—	151		—	151	—	151	—	151	(98)	—	23		(75)
Non-Sovereign	—	53		2	55	—	55	—	55	230	13	(179)		64
Total Portugal	—	204		2	206	—	206	—	206	132	13	(156)		(11)
Spain
Sovereign	—	88		—	88	—	88	—	88	151	—	(550)		(399)
Non-Sovereign	153	254		11	418	(141)	277	146	423	345	239	(629)		(45)
Total Spain	153	342		11	506	(141)	365	146	511	496	239	(1,179)		(444)
Subtotal	$299	$3,265	[1]	$338	$3,902	$(1,584)	$2,318	$611	$2,929	$2,212	$645	$(2,272	) [2]	$ 585

1.	Includes the benefit of $6.5 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $341 million.

2.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underlyings. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives included above are bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash or U.S. Treasury securities. The gross purchased and written credit derivative notionals across the above countries for single-name and index credit default swaps (included in Hedges and Credit Derivatives in the tables above) were $165.2 billion and $154.4 billion, respectively, as of June 2012, and $177.8 billion and $167.3 billion, respectively, as of December 2011. Including netting under legally enforceable netting agreements, within each and across all of the countries above, the purchased and written credit derivative notionals for single-name and index credit default swaps were $25.4 billion and $14.6 billion, respectively, as of June 2012, and $28.2 billion and $17.7 billion, respectively, as of December 2011. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements.

In credit exposure above, ‘Other’ principally consists of deposits, secured lending transactions and other secured receivables. As of June 2012 and December 2011, $4.6 billion and $7.0 billion, respectively, of secured lending transactions and other secured receivables were fully collateralized.

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

Credit events which occurred subsequent to June 2012 related to these countries did not have a material effect on our financial condition, results of operations, liquidity or capital resources.

174	Goldman Sachs June 2012 Form 10-Q

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

Goldman Sachs June 2012 Form 10-Q	175

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

176	Goldman Sachs June 2012 Form 10-Q

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

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters.

Goldman Sachs June 2012 Form 10-Q	177

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

178	Goldman Sachs June 2012 Form 10-Q

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

Goldman Sachs June 2012 Form 10-Q	179

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs [1]
Month #1 (April 1, 2012 to April 30, 2012)	3,765,588	$113.77	3,765,588	56,504,786
Month #2 (May 1, 2012 to May 31, 2012)	8,749,698	103.30	8,749,698	47,755,088
Month #3 (June 1, 2012 to June 30, 2012)	1,796,100	93.43	1,796,100	45,958,988
Total	14,311,386		14,311,386

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

180	Goldman Sachs June 2012 Form 10-Q

Item 6.    Exhibits

Exhibits

10.1	Description of Compensation Arrangements with Executive Officer.

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.*

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2012 and June 30, 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011, (iii) the Condensed Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and year ended December 31, 2011, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Goldman Sachs June 2012 Form 10-Q	181

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	David A. Viniar

	Name:	David A. Viniar
	Title:	Chief Financial Officer

By:	/s/	Sarah E. Smith

	Name:	Sarah E. Smith
	Title:	Principal Accounting Officer

Date: August 8, 2012

182	Goldman Sachs June 2012 Form 10-Q