Form 10-Q
period 2012-09-30
GOLDMAN SACHS GROUP INC
filed 2012-11-08
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 26, 2012, there were 469,943,620 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Exhibit 12.1 - Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock  Dividends.

Exhibit 15.1 - Letter re: Unaudited Interim Financial Information.

Exhibit 31.1 - Rule 13a-14(a) Certifications.

Exhibit 32.1 - Section 1350 Certifications.

Exhibit 101 - Interactive data.

Goldman Sachs September 2012 Form 10-Q	1

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2012	2011	2012	2011
Revenues
Investment banking	$1,168	$ 781	$ 3,534	$ 3,498
Investment management	1,147	1,133	3,518	3,495
Commissions and fees	748	1,056	2,407	2,969
Market making	2,650	1,800	8,652	7,998
Other principal transactions	1,802	(2,539)	3,909	675
Total non-interest revenues	7,515	2,231	22,020	18,635

Interest income	2,629	3,354	8,517	10,142
Interest expense	1,793	1,998	5,610	6,015
Net interest income	836	1,356	2,907	4,127
Net revenues, including net interest income	8,351	3,587	24,927	22,762

Operating expenses
Compensation and benefits	3,675	1,578	10,968	10,015

Brokerage, clearing, exchange and distribution fees	547	668	1,658	1,903
Market development	123	140	369	502
Communications and technology	190	209	588	617
Depreciation and amortization	396	389	1,238	1,351
Occupancy	217	262	643	781
Professional fees	205	253	652	749
Insurance reserves	153	197	431	402
Other expenses	547	621	1,486	1,520
Total non-compensation expenses	2,378	2,739	7,065	7,825
Total operating expenses	6,053	4,317	18,033	17,840

Pre-tax earnings/(loss)	2,298	(730)	6,894	4,922
Provision/(benefit) for taxes	786	(337)	2,311	1,493
Net earnings/(loss)	1,512	(393)	4,583	3,429
Preferred stock dividends	54	35	124	1,897
Net earnings/(loss) applicable to common shareholders	$1,458	$ (428)	$ 4,459	$ 1,532

Earnings/(loss) per common share
Basic	$ 2.95	$ (0.84)	$ 8.85	$ 2.84
Diluted	2.85	(0.84)	8.57	2.70

Dividends declared per common share	$ 0.46	$ 0.35	$ 1.27	$ 1.05

Average common shares outstanding
Basic	491.2	518.2	501.1	530.1
Diluted	510.9	518.2	520.1	566.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Net earnings/(loss)	$1,512	$(393)	$4,583	$3,429
Other comprehensive income/(loss), net of tax:
Currency translation adjustment, net of tax	(11)	(5)	(63)	(40)
Pension and postretirement liability adjustments, net of tax	6	1	13	4
Net unrealized gains on available-for-sale securities, net of tax	129	37	184	8
Other comprehensive income/(loss)	124	33	134	(28)
Comprehensive income/(loss)	$1,636	$(360)	$4,717	$3,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs September 2012 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
in millions, except share and per share amounts	September 2012	December 2011
Assets
Cash and cash equivalents	$ 63,639	$ 56,008
Cash and securities segregated for regulatory and other purposes (includes $34,087 and $42,014 at fair value as of September 2012 and December 2011, respectively)	53,597	64,264
Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $147,361 and $187,789 at fair value as of September 2012 and December 2011, respectively)	147,361	187,789
Securities borrowed (includes $47,986 and $47,621 at fair value as of September 2012 and December 2011, respectively)	165,250	153,341
Receivables from brokers, dealers and clearing organizations	15,556	14,204
Receivables from customers and counterparties (includes $6,920 and $9,682 at fair value as of September 2012 and December 2011, respectively)	64,787	60,261
Financial instruments owned, at fair value (includes $66,753 and $53,989 pledged as collateral as of September 2012 and December 2011, respectively)	415,293	364,206
Other assets	23,724	23,152
Total assets	$949,207	$923,225
Liabilities and shareholders’ equity
Deposits (includes $5,674 and $4,526 at fair value as of September 2012 and December 2011, respectively)	$ 61,526	$ 46,109
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	166,186	164,502
Securities loaned (includes $243 and $107 at fair value as of September 2012 and December 2011, respectively)	13,640	7,182
Other secured financings (includes $25,179 and $30,019 at fair value as of September 2012 and December 2011, respectively)	29,393	37,364
Payables to brokers, dealers and clearing organizations	6,635	3,667
Payables to customers and counterparties	198,816	194,625
Financial instruments sold, but not yet purchased, at fair value	144,179	145,013
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $17,620 and $17,854 at fair value as of September 2012 and December 2011, respectively)	47,271	49,038
Unsecured long-term borrowings (includes $12,878 and $17,162 at fair value as of September 2012 and December 2011, respectively)	167,878	173,545
Other liabilities and accrued expenses (includes $9,975 and $9,486 at fair value as of September 2012 and December 2011, respectively)	39,996	31,801
Total liabilities	875,520	852,846

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $5,350 and $3,100 as of September 2012 and December 2011, respectively	5,350	3,100
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 810,459,443 and 795,555,310 shares issued as of September 2012 and December 2011, respectively, and 471,430,795 and 485,467,565 shares outstanding as of September 2012 and December 2011, respectively	8	8
Restricted stock units and employee stock options	4,109	5,681
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	47,298	45,553
Retained earnings	62,638	58,834
Accumulated other comprehensive loss	(382)	(516)
Stock held in treasury, at cost, par value $0.01 per share; 339,028,650 and 310,087,747 shares as of September 2012 and December 2011, respectively	(45,334)	(42,281)
Total shareholders’ equity	73,687	70,379
Total liabilities and shareholders’ equity	$949,207	$923,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine Months Ended	Year Ended
in millions	September 2012	December 2011
Preferred stock
Balance, beginning of year	$ 3,100	$ 6,957
Issued	2,250	—
Repurchased	—	(3,857)
Balance, end of period	5,350	3,100
Common stock
Balance, beginning of year	8	8
Issued	—	—
Balance, end of period	8	8
Restricted stock units and employee stock options
Balance, beginning of year	5,681	7,706
Issuance and amortization of restricted stock units and employee stock options	1,134	2,863
Delivery of common stock underlying restricted stock units	(2,624)	(4,791)
Forfeiture of restricted stock units and employee stock options	(81)	(93)
Exercise of employee stock options	(1)	(4)
Balance, end of period	4,109	5,681
Additional paid-in capital
Balance, beginning of year	45,553	42,103
Issuance of common stock	—	103
Delivery of common stock underlying share-based awards	2,741	5,160
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(947)	(1,911)
Excess net tax benefit/(provision) related to share-based awards	(48)	138
Cash settlement of share-based compensation	(1)	(40)
Balance, end of period	47,298	45,553
Retained earnings
Balance, beginning of year	58,834	57,163
Net earnings	4,583	4,442
Dividends and dividend equivalents declared on common stock and restricted stock units	(655)	(769)
Dividends on preferred stock	(124)	(2,002)
Balance, end of period	62,638	58,834
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(516)	(286)
Other comprehensive income/(loss)	134	(230)
Balance, end of period	(382)	(516)
Stock held in treasury, at cost
Balance, beginning of year	(42,281)	(36,295)
Repurchased	(3,119)	(6,051)
Reissued	66	65
Balance, end of period	(45,334)	(42,281)
Total shareholders’ equity	$ 73,687	$ 70,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs September 2012 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September
in millions	2012	2011
Cash flows from operating activities
Net earnings	$ 4,583	$ 3,429
Non-cash items included in net earnings
Depreciation and amortization	1,238	1,355
Share-based compensation	1,088	2,431
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	10,616	(23,691)
Net receivables from brokers, dealers and clearing organizations	1,617	(9,839)
Net payables to customers and counterparties	(244)	26,241
Securities borrowed, net of securities loaned	(5,451)	6,859
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	42,112	(18,948)
Financial instruments owned, at fair value	(47,787)	(2,961)
Financial instruments sold, but not yet purchased, at fair value	(831)	21,367
Other, net	2,977	(3,813)
Net cash provided by operating activities	9,918	2,430
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(707)	(979)
Proceeds from sales of property, leasehold improvements and equipment	38	53
Business acquisitions, net of cash acquired	(439)	(265)
Proceeds from sales of investments	424	1,985
Purchase of available-for-sale securities	(3,671)	(2,352)
Proceeds from sales of available-for-sale securities	2,838	2,546
Net cash provided by/(used for) investing activities	(1,517)	988
Cash flows from financing activities
Unsecured short-term borrowings, net	(1,691)	(190)
Other secured financings (short-term), net	(2,045)	2,657
Proceeds from issuance of other secured financings (long-term)	4,004	9,505
Repayment of other secured financings (long-term), including the current portion	(10,333)	(8,285)
Proceeds from issuance of unsecured long-term borrowings	22,020	23,908
Repayment of unsecured long-term borrowings, including the current portion	(27,873)	(19,438)
Derivative contracts with a financing element, net	1,145	661
Deposits, net	15,417	3,230
Preferred stock repurchased	—	(3,857)
Common stock repurchased	(3,116)	(5,140)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(779)	(2,549)
Proceeds from issuance of preferred stock, net of issuance costs	2,250	—
Proceeds from issuance of common stock, including stock option exercises	148	182
Excess tax benefit related to share-based compensation	84	353
Cash settlement of share-based compensation	(1)	(40)
Net cash provided by/(used for) financing activities	(770)	997
Net increase in cash and cash equivalents	7,631	4,415
Cash and cash equivalents, beginning of year	56,008	39,788
Cash and cash equivalents, end of period	$ 63,639	$ 44,203

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $7.87 billion and $6.11 billion during the nine months ended September 2012 and September 2011, respectively.

Cash payments for income taxes, net of refunds, were $1.09 billion and $1.64 billion during the nine months ended September 2012 and September 2011, respectively.

Non-cash activities:

During the nine months ended September 2012, the firm assumed $77 million of debt in connection with business acquisitions. During the nine months ended September 2011, the firm assumed $2.09 billion of debt and issued $103 million of common stock in connection with the acquisition of Goldman Sachs Australia Pty Ltd, formerly Goldman Sachs & Partners Australia Group Holdings Pty Ltd.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs September 2012 Form 10-Q

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

All references to September 2012 and September 2011 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2012 and September 30, 2011, respectively. All references to June 2012 and December 2011 refer to the dates June 30, 2012 and December 31, 2011, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs September 2012 Form 10-Q	7

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

Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value	Note 4

Fair Value Measurements	Note 5

Cash Instruments	Note 6

Derivatives and Hedging Activities	Note 7

Fair Value Option	Note 8

Collateralized Agreements and Financings	Note 9

Securitization Activities	Note 10

Variable Interest Entities	Note 11

Other Assets	Note 12

Goodwill and Identifiable Intangible Assets	Note 13

Deposits	Note 14

Short-Term Borrowings	Note 15

Long-Term Borrowings	Note 16

Other Liabilities and Accrued Expenses	Note 17

Commitments, Contingencies and Guarantees	Note 18

Shareholders’ Equity	Note 19

Regulation and Capital Adequacy	Note 20

Earnings Per Common Share	Note 21

Transactions with Affiliated Funds	Note 22

Interest Income and Interest Expense	Note 23

Income Taxes	Note 24

Business Segments	Note 25

Credit Concentrations	Note 26

Legal Proceedings	Note 27

Subsequent Event	Note 28

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

8	Goldman Sachs September 2012 Form 10-Q

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

Goldman Sachs September 2012 Form 10-Q	9

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

10	Goldman Sachs September 2012 Form 10-Q

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of September 2012 and December 2011, “Cash and cash equivalents” included $7.11 billion and $7.95 billion, respectively, of cash and due from banks, and $56.53 billion and $48.05 billion, respectively, of interest-bearing deposits with banks.

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

Goldman Sachs September 2012 Form 10-Q	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4.

Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for further information about the fair value option. The table below presents the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value. Financial instruments owned, at fair value included $9.08 billion and $4.86 billion as of September 2012 and December 2011, respectively, of securities accounted for as available-for-sale, substantially all of which are held in the firm’s insurance subsidiaries.

	As of September 2012			As of December 2011
in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 10,708	$ —		$ 13,440	$ —
U.S. government and federal agency obligations	95,529	22,945		87,040	21,006
Non-U.S. government and agency obligations	62,952	36,630		49,205	34,886
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	7,536	—		6,699	27
Loans and securities backed by residential real estate	9,602	8		7,592	3
Bank loans and bridge loans	21,011	2,143	[2]	19,745	2,756	[2]
Corporate debt securities	25,345	6,902		22,131	6,553
State and municipal obligations	3,296	2		3,089	3
Other debt obligations	4,489	—		4,362	—
Equities and convertible debentures	91,225	23,778		65,113	21,326
Commodities	10,771	—		5,762	—
Derivatives [1]	72,829	51,771		80,028	58,453
Total	$415,293	$144,179		$364,206	$145,013

1.	Net of cash collateral received or posted under credit support agreements and reported on a net-by-counterparty basis when a legal right of setoff exists under an enforceable netting agreement.

2.	Primarily relates to the fair value of unfunded lending commitments for which the fair value option was elected.

12	Goldman Sachs September 2012 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Interest rates	$1,833	$(1,674)	$ 3,157	$1,766
Credit	1,190	213	4,365	3,193
Currencies	(698)	2,271	(646)	(319)
Equities	1,910	(1,998)	4,097	1,876
Commodities	(12)	218	564	1,104
Other	229	231	1,024	1,053
Total	$4,452	$ (739)	$12,561	$8,673

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

The best evidence of fair value is a quoted price in an active market. If quoted prices in active markets are not available, fair value is determined by reference to prices for similar instruments, quoted prices or recent transactions in less active markets, or internally developed models that primarily use market-based or independently sourced parameters as inputs including, but not limited to, interest rates, volatilities, equity or debt prices, foreign exchange rates, commodity prices, credit spreads and funding spreads (i.e., the spread, or difference, between the interest rate at which a borrower could finance a given financial instrument relative to a benchmark interest rate).

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

Level 2. Inputs to valuation techniques are observable, either directly or indirectly.

Level 3. One or more inputs to valuation techniques are significant and unobservable.

Goldman Sachs September 2012 Form 10-Q	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair values for substantially all of the firm’s financial assets and financial liabilities are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Certain level 2 and level 3 financial assets and financial liabilities may require appropriate valuation adjustments that a market participant would require to arrive at fair value for factors such as counterparty and the firm’s credit quality, funding risk, transfer restrictions, liquidity and bid/offer spreads. Valuation adjustments are generally based on market evidence.

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

	As of
$ in millions	September 2012	June 2012	December 2011
Total level 1 financial assets	$ 183,205	$ 163,712	$ 136,780
Total level 2 financial assets	526,914	552,082	587,416
Total level 3 financial assets	47,810	46,505	47,937
Cash collateral and counterparty netting [1]	(106,282)	(111,139)	(120,821)
Total financial assets at fair value	$ 651,647	$ 651,160	$ 651,312
Total assets	$ 949,207	$ 948,638	$ 923,225
Total level 3 financial assets as a percentage of Total assets	5.0%	4.9%	5.2%
Total level 3 financial assets as a percentage of Total financial assets at fair value	7.3%	7.1%	7.4%
Total level 1 financial liabilities	$ 80,843	$ 86,453	$ 75,557
Total level 2 financial liabilities	309,289	303,084	319,160
Total level 3 financial liabilities	24,002	23,127	25,498
Cash collateral and counterparty netting [1]	(32,200)	(32,577)	(31,546)
Total financial liabilities at fair value	$ 381,934	$ 380,087	$ 388,669
Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	6.3%	6.1%	6.6%

1.

Represents the impact on derivatives of cash collateral netting, and counterparty netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

Level 3 financial assets as of September 2012 increased compared with June 2012, primarily reflecting an increase in private equity investments and derivative assets. The increase in private equity investments primarily reflected transfers from level 2, unrealized gains and purchases, partially offset by transfers to level 2. The increase in derivative assets primarily reflected an increase in credit derivatives, principally due to transfers from level 2, partially offset by unrealized losses and settlements.

Level 3 financial assets as of September 2012 were essentially unchanged compared with December 2011.

See Notes 6, 7 and 8 for further information about level 3 cash instruments, derivatives and other financial assets and financial liabilities accounted for at fair value under the fair value option, respectively, including information about significant unrealized gains and losses, and transfers in and out of level 3.

14	Goldman Sachs September 2012 Form 10-Q

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

Level 1 Cash Instruments

Level 1 cash instruments include U.S. government obligations and most non-U.S. government obligations, actively traded listed equities, certain government agency obligations and money market instruments. These instruments are valued using quoted prices for identical unrestricted instruments in active markets.

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

Goldman Sachs September 2012 Form 10-Q	15

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
Significant inputs are generally determined based on relative value analyses and include:
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

Significant inputs are generally determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX (an index that tracks the performance of subprime residential mortgage bonds). Significant inputs include:

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
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	Valuation techniques vary by instrument, but are generally based on discounted cash flow techniques.

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

16	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the ranges of significant unobservable inputs used to value the firm’s level 3 cash instruments. These ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument. The ranges of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one cash instrument. For example, the highest multiple presented in the table for private equity investments is appropriate for valuing a specific private equity investment but may not be appropriate for valuing any other private equity investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 cash instruments.

Level 3 Cash Instrument	Level 3 Assets as of September 2012 (in millions)	Significant Unobservable Inputs by Valuation Technique	Range of Significant Unobservable Inputs as of September 2012
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$3,318	Discounted cash flows:
		• Yield	3.9% to 30.1%
		• Recovery rate [1]	39.0% to 100.0%
		• Duration (years) [2]	0.7 to 8.5
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,288	Discounted cash flows:
		• Yield	4.3% to 19.4%
		• Cumulative loss rate	0.0% to 61.7%
		• Duration (years) [2]	1.3 to 4.1
Bank loans and bridge loans	$10,833	Discounted cash flows:
		• Yield	0.4% to 32.7%
		• Recovery rate [1]	19.5% to 100.0%
		• Duration (years) [2]	0.4 to 4.7
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$5,325	Discounted cash flows:
		• Yield	1.4% to 34.5%
		• Recovery rate [1]	0.0% to 100.0%
		• Duration (years) [2]	0.3 to 16.5
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$15,126 [3]	Comparable multiples:
		• Multiples	0.7x to 23.4x
Discounted cash flows:
		• Yield/discount rate	10.0% to 25.0%
		• Long-term growth rate/ compound annual growth rate	(3.2)% to 26.0%
		• Capitalization rate	5.4% to 11.0%
		• Recovery rate [1]	42.1% to 100.0%
		• Duration (years) [2]	0.7 to 8.3

1.	Recovery rate is a measure of expected future cash flows, expressed as a percentage of notional or face value of the instrument.

2.	Duration is an estimate of the timing of future cash flows and, in certain cases, may incorporate the impact of other unobservable inputs (e.g., prepayment speeds).

3.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

Increases in yield, discount rate, capitalization rate, duration or cumulative loss rate used in the valuation of the firm’s level 3 cash instruments would result in a lower fair value measurement, while increases in recovery rate, multiples, long-term growth rate or compound annual growth rate would result in a higher fair value measurement. Due to the distinctive nature of each of the firm’s level 3 cash instruments, the interrelationship of inputs is not necessarily uniform within each product type.

Goldman Sachs September 2012 Form 10-Q	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of September 2012
in millions	Level 1		Level 2		Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 1,942		$ 8,766		$ —		$ 10,708
U.S. government and federal agency obligations	42,178		53,351		—		95,529
Non-U.S. government and agency obligations	46,864		16,075		13		62,952
Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—		4,218		3,318		7,536
Loans and securities backed by residential real estate	—		8,314		1,288		9,602
Bank loans and bridge loans	—		10,178		10,833		21,011
Corporate debt securities [2]	145		22,479		2,721		25,345
State and municipal obligations	—		2,713		583		3,296
Other debt obligations [2]	—		2,481		2,008		4,489
Equities and convertible debentures	66,653	[3]	9,446	[4]	15,126	[5]	91,225
Commodities	—		10,771		—		10,771
Total	$157,782		$148,792		$35,890		$342,464

	Cash Instrument Liabilities at Fair Value as of September 2012
in millions	Level 1		Level 2		Level 3		Total
U.S. government and federal agency obligations	$ 22,733		$ 212		$ —		$ 22,945
Non-U.S. government and agency obligations	35,337		1,293		—		36,630
Mortgage and other asset-backed loans and securities:
Loans and securities backed by residential real estate	—		6		2		8
Bank loans and bridge loans	—		1,526		617		2,143
Corporate debt securities [6]	26		6,829		47		6,902
State and municipal obligations	—		2		—		2
Equities and convertible debentures	22,608	[3]	1,163	[4]	7		23,778
Total	$ 80,704		$ 11,031		$ 673		$ 92,408

1.	Includes $645 million and $518 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $1.09 billion and $1.63 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of listed equity securities.

4.	Principally consists of restricted or less liquid listed securities.

5.	Includes $13.03 billion of private equity investments, $1.45 billion of investments in real estate entities and $645 million of convertible debentures.

6.	Includes $3 million of CDOs and CLOs backed by corporate obligations in level 3.

18	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Cash Instrument Assets at Fair Value as of December 2011
in millions	Level 1		Level 2		Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 3,255		$ 10,185		$ —		$ 13,440
U.S. government and federal agency obligations	29,263		57,777		—		87,040
Non-U.S. government and agency obligations	42,854		6,203		148		49,205
Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—		3,353		3,346		6,699
Loans and securities backed by residential real estate	—		5,883		1,709		7,592
Bank loans and bridge loans	—		8,460		11,285		19,745
Corporate debt securities [2]	133		19,518		2,480		22,131
State and municipal obligations	—		2,490		599		3,089
Other debt obligations [2]	—		2,911		1,451		4,362
Equities and convertible debentures	39,955	[3]	11,491	[4]	13,667	[5]	65,113
Commodities	—		5,762		—		5,762
Total	$115,460		$134,033		$34,685		$284,178

	Cash Instrument Liabilities at Fair Value as of December 2011
in millions	Level 1		Level 2		Level 3		Total
U.S. government and federal agency obligations	$ 20,940		$ 66		$ —		$ 21,006
Non-U.S. government and agency obligations	34,339		547		—		34,886
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—		27		—		27
Loans and securities backed by residential real estate	—		3		—		3
Bank loans and bridge loans	—		1,891		865		2,756
Corporate debt securities [6]	—		6,522		31		6,553
State and municipal obligations	—		3		—		3
Equities and convertible debentures	20,069	[3]	1,248	[4]	9		21,326
Total	$ 75,348		$ 10,307		$ 905		$ 86,560

1.	Includes $213 million and $595 million of CDOs backed by real estate in level 2 and level 3, respectively.

2.	Includes $403 million and $1.19 billion of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

3.	Consists of listed equity securities.

4.	Principally consists of restricted or less liquid listed securities.

5.	Includes $12.07 billion of private equity investments, $1.10 billion of investments in real estate entities and $497 million of convertible debentures.

6.	Includes $27 million of CDOs and CLOs backed by corporate obligations in level 3.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended September 2012, transfers into level 2 from level 1 of cash instruments were $205 million, including transfers of non-U.S. government obligations and equity securities of $118 million and $87 million, respectively, reflecting the level of market activity in these instruments. Transfers into level 1 from level 2 of cash instruments were $261 million, reflecting transfers of equity securities due to the level of market activity in these instruments.

During the nine months ended September 2012, transfers into level 2 from level 1 of cash instruments were $2.02 billion, including transfers of non-U.S. government obligations of $1.19 billion, reflecting the level of market activity in these instruments, and transfers of equity securities of $832 million, primarily reflecting the impact of transfer restrictions. Transfers into level 1 from level 2 of cash instruments were $427 million, including transfers of non-U.S. government obligations of $225 million, reflecting the level of market activity in these instruments, and transfers of equity securities of $182 million, where the firm was able to obtain quoted prices for certain instruments and due to the level of market activity for other instruments.

Goldman Sachs September 2012 Form 10-Q	19

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

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the period.

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended September 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 7	$ —		$ —		$ —		$ —	$ (7)	$ —	$ —	$ —
Non-U.S. government and agency obligations	8	—		3		2		—	—	—	—	13
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,166	57		78		355		(362)	(44)	214	(146)	3,318
Loans and securities backed by residential real estate	1,632	65		44		81		(266)	(351)	98	(15)	1,288
Bank loans and bridge loans	10,461	151		150		1,535		(906)	(805)	691	(444)	10,833
Corporate debt securities	2,367	106		140		462		(274)	(120)	240	(200)	2,721
State and municipal obligations	547	4		5		36		(27)	(2)	20	—	583
Other debt obligations	1,757	5		51		197		(88)	(25)	118	(7)	2,008
Equities and convertible debentures	14,420	31		632		513		(320)	(108)	798	(840)	15,126
Total	$34,365	$419	[2]	$1,103	[2]	$3,181		$(2,243)	$(1,462)	$2,179	$(1,652)	$35,890

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended September 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 739	$ (2)		$ 3		$ (105)		$ 65	$ 16	$ 46	$ (89)	$ 673

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $340 million, $843 million and $339 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain/(loss) on level 3 cash instruments of $1.10 billion (reflecting $1.10 billion on cash instrument assets and $(3) million on cash instrument liabilities) for the three months ended September 2012 primarily consisted of gains on private equity investments, bank loans and bridge loans, and corporate debt securities. Unrealized gains during the quarter primarily reflected the impact of an increase in global equity prices and tighter credit spreads.

Transfers into level 3 during the three months ended September 2012 primarily reflected transfers from level 2 of certain private equity investments and bank loans and bridge loans, principally due to less market activity in these instruments.

Transfers out of level 3 during the three months ended September 2012 primarily reflected transfers to level 2 of certain private equity investments and bank loans and bridge loans, principally due to improved transparency of market prices as a result of market transactions in these financial instruments.

20	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Nine Months Ended September 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 148	$ (55)	$ 4		$ 2		$ (8)	$ (71)	$ 6	$ (13)	$ 13
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,346	143	227		1,337		(956)	(859)	218	(138)	3,318
Loans and securities backed by residential real estate	1,709	128	239		345		(729)	(471)	77	(10)	1,288
Bank loans and bridge loans	11,285	431	318		3,393		(2,754)	(2,122)	1,237	(955)	10,833
Corporate debt securities	2,480	266	229		865		(851)	(352)	344	(260)	2,721
State and municipal obligations	599	16	8		53		(80)	(12)	—	(1)	583
Other debt obligations	1,451	52	50		645		(365)	(41)	222	(6)	2,008
Equities and convertible debentures	13,667	60	1,158		2,166		(497)	(640)	866	(1,654)	15,126
Total	$34,685	$1,041 [2]	$2,233	[2]	$8,806		$(6,240)	$(4,568)	$2,970	$(3,037)	$35,890

	Level 3 Cash Instrument Liabilities at Fair Value for the Nine Months Ended September 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 905	$ (35)	$ 9		$ (427)		$ 244	$ 81	$ 90	$ (194)	$ 673

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $560 million, $1.77 billion and $945 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain/(loss) on level 3 cash instruments of $2.22 billion (reflecting $2.23 billion on cash instrument assets and $(9) million on cash instrument liabilities) for the nine months ended September 2012 primarily consisted of gains on private equity investments, mortgage and other asset-backed loans and securities, bank loans and bridge loans, and corporate debt securities. Unrealized gains during the nine months ended September 2012 primarily reflected the impact of an increase in global equity prices and generally tighter credit spreads.

Transfers into level 3 during the nine months ended September 2012 primarily reflected transfers from level 2 of certain bank loans and bridge loans, and private equity investments, principally due to less market activity in these instruments.

Transfers out of level 3 during the nine months ended September 2012 primarily reflected transfers to level 2 of certain private equity investments and bank loans and bridge loans. Transfers of private equity investments to level 2 were principally due to improved transparency of market prices as a result of market transactions in these financial instruments. Transfers of bank loans and bridge loans to level 2 were principally due to market transactions in these instruments and unobservable inputs no longer being significant to the valuation of certain loans.

Goldman Sachs September 2012 Form 10-Q	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended September 2011
in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$ 3,539	$ 77	$ (149)		$ 226		$ (220)	$ (367)	$ 441	$ 3,547
Loans and securities backed by residential real estate	2,829	38	(25)		234		(226)	(178)	(989)	1,683
Bank loans and bridge loans	10,183	162	(595)		2,655		(413)	(571)	(410)	11,011
Corporate debt securities	2,747	61	(221)		316		(392)	(80)	149	2,580
State and municipal obligations	643	2	(6)		17		(18)	(2)	52	688
Other debt obligations	1,472	(2)	(27)		153		(167)	(68)	260	1,621
Equities and convertible debentures	13,452	14	(191)		294		(224)	(166)	394	13,573
Total	$34,865	$352 [2]	$(1,214	) [2]	$3,895		$(1,660)	$(1,432)	$(103)	$34,703

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended September 2011
in millions	Balance, beginning of period	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Total	$ 612	$ (12)	$ 328		$ (265)		$ 144	$ 122	$ 5	$ 934

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $(551) million, $(701) million and $390 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized loss on level 3 cash instruments of $1.54 billion (reflecting losses of $1.21 billion on cash instrument assets and $328 million on cash instrument liabilities) for the three months ended September 2011 primarily consisted of losses on bank loans and bridge loans, corporate debt securities and private equity investments. Losses during the third quarter of 2011 reflected unfavorable credit markets and a significant decline in global equity markets.

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

22	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Nine Months Ended September 2011
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	[1]	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$ 3,976	$ 139		$ 92	$ 1,049		$ (915)	$ (726)	$ (68)	$ 3,547
Loans and securities backed by residential real estate	2,501	137		57	688		(507)	(509)	(684)	1,683
Bank loans and bridge loans	9,905	477		(96)	4,732		(1,183)	(1,521)	(1,303)	11,011
Corporate debt securities	2,737	164		(99)	1,467		(1,002)	(192)	(495)	2,580
State and municipal obligations	754	3		(3)	72		(136)	(2)	—	688
Other debt obligations	1,274	116		(7)	553		(552)	(216)	453	1,621
Equities and convertible debentures	11,060	160		473	2,658		(904)	(657)	783	13,573
Total	$32,207	$1,196	[2]	$417 [2]	$11,219		$(5,199)	$(3,823)	$(1,314)	$34,703

	Level 3 Cash Instrument Liabilities at Fair Value for the Nine Months Ended September 2011
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	[1]	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Total	$ 446	$ (32)		$329	$ (363)		$ 429	$ 132	$ (7)	$ 934

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $(87) million, $629 million and $1.07 billion reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain/(loss) on level 3 cash instruments of $88 million (reflecting $417 million on cash instrument assets and $(329) million on cash instrument liabilities) for the nine months ended September 2011 primarily consisted of a net gain on private equity investments, where prices were generally corroborated through market transactions for similar assets during the period, partially offset by losses on bank loans and bridge loans, primarily reflecting the impact of unfavorable credit markets principally in the third quarter of 2011.

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

•

Loans and securities backed by residential real estate: net transfer out of level 3 of $684 million, principally due to transfers to level 2 of certain loans due to improved transparency of market prices used to value these financial instruments, as well as unobservable inputs no longer being significant to the valuation of these instruments.

•

Corporate debt securities: net transfer out of level 3 of $495 million, principally due to transfers to level 2 of certain corporate debt securities due to increased transparency of market prices as a result of market transactions in these financial instruments.

Goldman Sachs September 2012 Form 10-Q	23

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

The firm’s investments in funds that calculate NAV primarily consist of investments in firm-sponsored funds where the firm co-invests with third-party investors. The private equity, private debt and real estate funds are primarily closed-end funds in which the firm’s investments are not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated and it is estimated that substantially all of the underlying assets of existing funds will be liquidated over the next seven years. The firm continues to manage its existing funds taking into account the transition periods under the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), although the rules have not yet been finalized.

The firm’s investments in hedge funds are generally redeemable on a quarterly basis with 91 days’ notice, subject to a maximum redemption level of 25% of the firm’s initial investments at any quarter-end. The firm currently plans to comply with the Volcker Rule by redeeming certain of its interests in hedge funds. The firm redeemed approximately $300 million and $800 million of these interests in hedge funds during the three and nine months ended September 2012, respectively.

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of September 2012		As of December 2011
in millions	Fair Value of Investments	Unfunded Commitments	Fair Value of Investments	Unfunded Commitments
Private equity funds [1]	$ 8,251	$2,829	$ 8,074	$3,514
Private debt funds [2]	3,700	3,023	3,596	3,568
Hedge funds [3]	2,450	—	3,165	—
Real estate funds [4]	1,799	1,004	1,531	1,613
Total	$16,200	$6,856	$16,366	$8,695

1.	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations and growth investments.

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

4.	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

24	Goldman Sachs September 2012 Form 10-Q

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

Risk Management. The firm also enters into derivatives to actively manage risk exposures that arise from market-making and investing and lending activities in derivative and cash instruments. The firm’s holdings and exposures are hedged, in many cases, on either a portfolio or risk-specific basis, as opposed to an instrument-by-instrument basis. The offsetting impact of this economic hedging is reflected in the same business segment as the related revenues. In addition, the firm may enter into derivatives designated as hedges under U.S. GAAP. These derivatives are used to manage foreign currency exposure on the net investment in certain non-U.S. operations and to manage interest rate exposure in certain fixed-rate unsecured long-term and short-term borrowings, and deposits.

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

Goldman Sachs September 2012 Form 10-Q	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of derivatives on a net-by-counterparty basis.

	As of September 2012		As of December 2011
in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 4,628	$ 3,921	$ 5,880	$ 3,172
Over-the-counter	68,201	47,850	74,148	55,281
Total	$72,829	$51,771	$80,028	$58,453

The table below presents the fair value and the number of derivative contracts by major product type on a gross basis. Gross fair values in the table below exclude the effects of both netting of receivable balances with payable balances under enforceable netting agreements, and netting of cash collateral received or posted under credit support agreements, and therefore are not representative of the firm’s exposure.

	As of September 2012			As of December 2011
in millions, except number of contracts	Derivative Assets	Derivative Liabilities	Number of Contracts	Derivative Assets	Derivative Liabilities	Number of Contracts
Derivatives not accounted for as hedges
Interest rates	$ 614,949	$ 573,931	300,118	$ 624,189	$ 582,608	287,351
Credit	94,970	81,829	355,728	150,816	130,659	362,407
Currencies	73,246	62,854	218,241	88,654	71,736	203,205
Commodities	28,320	29,125	89,291	35,966	38,050	93,755
Equities	58,886	51,097	346,551	64,135	51,928	332,273
Subtotal	870,371	798,836	1,309,929	963,760	874,981	1,278,991
Derivatives accounted for as hedges
Interest rates	23,721	65	1,605	21,981	13	1,125
Currencies	9	60	73	124	21	71
Subtotal	23,730	125	1,678	22,105	34	1,196
Gross fair value of derivatives	$ 894,101	$ 798,961	1,311,607	$ 985,865	$ 875,015	1,280,187
Counterparty netting [1]	(717,563)	(717,563)		(787,733)	(787,733)
Cash collateral netting [2]	(103,709)	(29,627)		(118,104)	(28,829)
Fair value included in financial instruments owned	$ 72,829			$ 80,028
Fair value included in financial instruments sold, but not yet purchased		$ 51,771			$ 58,453

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

26	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Valuation Techniques for Derivatives

The firm’s level 2 and level 3 derivatives are valued using derivative pricing models (e.g., models that incorporate option pricing methodologies, Monte Carlo simulations and discounted cash flows). Price transparency of derivatives can generally be characterized by product type.

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

The selection of a particular model to value a derivative depends on the contractual terms of and specific risks inherent in the instrument, as well as the availability of pricing information in the market. For derivatives that trade in liquid markets, model selection does not involve significant management judgment because outputs of models can be calibrated to market-clearing levels.

Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, loss severity rates and correlations of such inputs. Inputs to the valuations of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Goldman Sachs September 2012 Form 10-Q	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Derivatives

Level 3 derivatives are valued using models which utilize observable level 1 and/or level 2 inputs, as well as unobservable level 3 inputs.

•

For the majority of the firm’s interest rate and currency derivatives classified within level 3, significant unobservable inputs include correlations of certain currencies and interest rates (e.g., the correlation between Euro inflation and Euro interest rates), specific interest rate volatilities and the basis, or difference, between benchmark interest rates and related indices.

•

For level 3 credit derivatives, significant level 3 inputs include illiquid credit spreads, which are unique to specific reference obligations and reference entities, recovery rates, certain correlations required to value credit and mortgage derivatives (e.g., the likelihood of default of the underlying reference obligation relative to one another) and the basis, or price difference, between certain reference obligations and benchmark indices.

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

Subsequent to the initial valuation of a level 3 derivative, the firm updates the level 1 and level 2 inputs to reflect observable market changes and any resulting gains and losses are recorded in level 3. Level 3 inputs are changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations or other empirical market data. In circumstances where the firm cannot verify the model value by reference to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. See below for further information about unobservable inputs used in the valuation of level 3 derivatives.

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

28	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the ranges of significant unobservable inputs used to value the firm’s level 3 derivatives. These ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative. The ranges of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one derivative. For example, the highest correlation presented in the table for interest rate derivatives is appropriate for valuing a specific interest rate derivative but may not be appropriate for valuing any other interest rate derivative. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 derivatives.

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of September 2012 (in millions)	Significant Unobservable Inputs of Derivative Pricing Models	Range of Significant Unobservable Inputs as of September 2012
Interest rates	$(483)	Correlation [1] Volatility Basis	49% to 87% 32% to 88% 1 basis point to 39 basis points (bps)
Credit	$6,979	Correlation [1] Credit spreads Recovery rates Basis	5% to 94% 68 bps to 1,781 bps 0% to 95% 1 point to 8 points
Currencies	$351	Correlation [1]	65% to 87%
Commodities	$(651)	Volatility Spread per million British Thermal units (MMBTU) of natural gas Price per megawatt hour of power Price per barrel of oil	5% to 66% $(0.86) to $4.50 $13.37 to $71.65 $87.00 to $101.00
Equities	$(577)	Correlation [1] Volatility	46% to 99% 11% to 65%

1.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (51)% to 66% as of September 2012.

Goldman Sachs September 2012 Form 10-Q	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sensitivity of Fair Value Measurement to Changes in Significant Unobservable Inputs

The following provides a description of the directional sensitivity of the firm’s level 3 fair value measurements to changes in significant unobservable inputs, in isolation. Due to the distinctive nature of each of the firm’s level 3 derivatives, the interrelationship of inputs is not necessarily uniform within each product type.

•

Correlation: For contracts where the holder benefits from the convergence of the underlying asset or index prices (e.g., interest rates, credit spreads, foreign exchange rates, inflation rates and equity prices), an increase in correlation generally results in a higher fair value measurement.

•	Volatility: In general, for purchased options an increase in volatility results in a higher fair value measurement.

•	Interest rate basis: For contracts where the holder is receiving the interest rate basis, a wider basis generally results in a higher fair value measurement.
•

Credit spreads, recovery rates and basis: In general, the fair value of purchased credit protection increases as credit spreads increase, recovery rates decrease or basis widens. Credit spreads, recovery rates and basis are strongly related to distinctive risk factors of the underlying reference obligations, which include reference entity-specific factors such as leverage, volatility and industry, market-based risk factors, such as borrowing costs or liquidity of the underlying reference obligation, and macro-economic conditions.

•

Commodity prices and spreads: For contracts where the holder is receiving a commodity, an increase in the spread (price difference from a benchmark index due to differences in quality or delivery location) or price generally results in a higher fair value measurement.

30	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Derivatives by Level

The tables below present the fair value of derivatives on a gross basis by level and major product type. Gross fair values in the tables below exclude the effects of both netting of receivable balances with payable balances under enforceable netting agreements, and netting of cash received or posted under credit support agreements both in and across levels of the fair value hierarchy, and therefore are not representative of the firm’s exposure.

	Derivative Assets at Fair Value as of September 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 15	$ 638,393	$ 262	$ —		$ 638,670
Credit	—	83,310	11,660	—		94,970
Currencies	—	71,907	1,348	—		73,255
Commodities	—	27,617	703	—		28,320
Equities	62	57,781	1,043	—		58,886
Gross fair value of derivative assets	77	879,008	15,016	—		894,101
Counterparty netting [1]	—	(711,084)	(3,906)	(2,573	) [3]	(717,563)
Subtotal	$ 77	$ 167,924	$11,110	$(2,573)		$ 176,538
Cash collateral netting [2]						(103,709)
Fair value included in financial instruments owned						$ 72,829

	Derivative Liabilities at Fair Value as of September 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 79	$ 573,172	$ 745	$ —		$ 573,996
Credit	—	77,148	4,681	—		81,829
Currencies	—	61,917	997	—		62,914
Commodities	—	27,771	1,354	—		29,125
Equities	60	49,417	1,620	—		51,097
Gross fair value of derivative liabilities	139	789,425	9,397	—		798,961
Counterparty netting [1]	—	(711,084)	(3,906)	(2,573	) [3]	(717,563)
Subtotal	$139	$ 78,341	$ 5,491	$(2,573)		$ 81,398
Cash collateral netting [2]						(29,627)
Fair value included in financial instruments sold, but not yet purchased						$ 51,771

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

Goldman Sachs September 2012 Form 10-Q	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Derivative Assets at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 33	$ 645,923	$ 214	$ —		$ 646,170
Credit	—	137,110	13,706	—		150,816
Currencies	—	86,752	2,026	—		88,778
Commodities	—	35,062	904	—		35,966
Equities	24	62,684	1,427	—		64,135
Gross fair value of derivative assets	57	967,531	18,277	—		985,865
Counterparty netting [1]	—	(778,639)	(6,377)	(2,717	) [3]	(787,733)
Subtotal	$ 57	$ 188,892	$11,900	$(2,717)		$ 198,132
Cash collateral netting [2]						(118,104)
Fair value included in financial instruments owned						$ 80,028

	Derivative Liabilities at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 24	$ 582,012	$ 585	$ —		$ 582,621
Credit	—	123,253	7,406	—		130,659
Currencies	—	70,573	1,184	—		71,757
Commodities	—	36,541	1,509	—		38,050
Equities	185	49,884	1,859	—		51,928
Gross fair value of derivative liabilities	209	862,263	12,543	—		875,015
Counterparty netting [1]	—	(778,639)	(6,377)	(2,717	) [3]	(787,733)
Subtotal	$209	$ 83,624	$ 6,166	$(2,717)		$ 87,282
Cash collateral netting [2]						(28,829)
Fair value included in financial instruments sold, but not yet purchased						$ 58,453

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

32	Goldman Sachs September 2012 Form 10-Q

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the period.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended September 2012
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3		Transfers out of level 3		Asset/ (liability) balance, end of period
Interest rates — net	$ (353)	$(24)		$ 49		$ 1	$ —	$ (36)	$ (147	) [3]	$ 27	[4]	$ (483)
Credit — net	6,119	72		(736)		50	(58)	(596)	2,124		4	[4]	6,979
Currencies — net	192	(8)		27		4	(7)	75	61		7	[4]	351
Commodities — net	(240)	(38)		18		74	(431)	31	(88	) [3]	23	[4]	(651)
Equities — net	(548)	(69)		(68)		4	(63)	146	(38	) [3]	59	[4]	(577)
Total derivatives — net	$5,170	$(67	) [1]	$(710	) [1,2]	$133	$(559)	$(380)	$1,912		$120		$5,619

1.	The aggregate amounts include approximately $(625) million and $(152) million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

3.	Reflects a net transfer to level 3 of derivative liabilities.

4.	Reflects a net transfer to level 2 of derivative liabilities.

The net unrealized loss on level 3 derivatives of $710 million for the three months ended September 2012 was primarily attributable to the impact of tighter credit spreads and changes in foreign exchange rates on certain credit derivatives.

Transfers into level 3 derivatives during the three months ended September 2012 primarily reflected transfers from level 2 of certain credit derivative assets, primarily due to unobservable inputs becoming significant to the valuation of these derivatives, and transfers from level 2 of other credit derivative assets, primarily due to reduced transparency of correlation inputs used to value these derivatives.

Goldman Sachs September 2012 Form 10-Q	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Nine Months Ended September 2012
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3		Transfers out of level 3		Asset/ (liability) balance, end of period
Interest rates — net	$ (371)	$ (58)	$ (4)		$ 2	$ (11)	$ (10)	$ (44	) [3]	$ 13	[4]	$ (483)
Credit — net	6,300	273	(354)		151	(159)	(1,418)	2,265		(79)		6,979
Currencies — net	842	(18)	(208)		13	(10)	(100)	95		(263)		351
Commodities — net	(605)	(75)	135		266	(605)	396	(188	) [3]	25	[4]	(651)
Equities — net	(432)	16	(276)		131	(240)	186	(15	) [3]	53	[4]	(577)
Total derivatives — net	$5,734	$138 [1]	$(707	) [1,2]	$563	$(1,025)	$ (946)	$2,113		$(251)		$5,619

1.	The aggregate amounts include approximately $(465) million and $(104) million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

3.	Reflects a net transfer to level 3 of derivative liabilities.

4.	Reflects a net transfer to level 2 of derivative liabilities.

The net unrealized loss on level 3 derivatives of $707 million for the nine months ended September 2012 was primarily attributable to the impact of tighter credit spreads, an increase in global equity prices and changes in foreign exchange rates on certain derivatives.

Transfers into level 3 derivatives during the nine months ended September 2012 primarily reflected transfers from level 2 of certain credit derivative assets, primarily due to unobservable inputs becoming significant to the valuation of these derivatives, and transfers from level 2 of other credit derivative assets, primarily due to reduced transparency of correlation inputs used to value these derivatives.

Transfers out of level 3 derivatives during the nine months ended September 2012 primarily reflected transfers to level 2 of certain currency derivative assets, primarily due to unobservable correlation inputs no longer being significant to the valuation of these derivatives.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended September 2011
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Net transfers in and/or (out) of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (192)	$ (17)	$ (124)	$ 6	$ (4)	$ 7	$ 49	$ (275)
Credit — net	6,019	117	1,281	269	(671)	(521)	(479)	6,015
Currencies — net	1,123	10	30	—	(14)	27	(46)	1,130
Commodities — net	184	(13)	(637)	13	(748)	142	(507)	(1,566)
Equities — net	(903)	44	636	64	(302)	(5)	38	(428)
Total derivatives — net	$6,231	$141 [1]	$1,186 [1,2]	$352	$(1,739)	$(350)	$(945)	$4,876

1.	The aggregate amounts include approximately $1.32 billion and $8 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

The net unrealized gain on level 3 derivatives of $1.19 billion for the three months ended September 2011 was primarily attributable to the impact of changes in interest rates and exchange rates and wider credit spreads underlying certain credit derivatives, as well as the impact of a decline in global equity prices underlying certain equity derivatives. These gains were partially offset by the impact of a decline in certain commodity prices. Unrealized gains on level 3 derivatives were substantially offset by unrealized losses on derivatives classified within level 2 which economically hedge derivatives classified within level 3.

34	Goldman Sachs September 2012 Form 10-Q

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

	Level 3 Derivative Assets and Liabilities at Fair Value for the Nine Months Ended September 2011
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Net transfers in and/or (out) of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ 194	$ (45)		$ (178)	$ 13	$ (6)	$ 59	$ (312)	$ (275)
Credit — net	7,040	123		1,632	319	(873)	(1,179)	(1,047)	6,015
Currencies — net	1,098	(17)		(210)	28	(18)	6	243	1,130
Commodities — net	220	(222)		(785)	129	(800)	358	(466)	(1,566)
Equities — net	(990)	65		734	306	(519)	(10)	(14)	(428)
Total derivatives — net	$7,562	$ (96	) [1]	$1,193 [1,2]	$795	$(2,216)	$ (766)	$(1,596)	$ 4,876

1.	The aggregate amounts include approximately $1.10 billion and $(7) million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

The net unrealized gain on level 3 derivatives of $1.19 billion for the nine months ended September 2011 was primarily attributable to the impact of changes in interest rates and exchange rates and wider credit spreads underlying certain credit derivatives, and the impact of a decline in global equity prices underlying certain equity derivatives. These gains were partially offset by the impact of a decline in certain commodity prices. Unrealized gains on level 3 derivatives were substantially offset by unrealized losses on derivatives classified within level 2 which economically hedge derivatives classified within level 3.

Significant transfers in or out of level 3 derivatives during the nine months ended September 2011 included:

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

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $(377) million and $328 million for the three months ended September 2012 and September 2011, respectively, and $(716) million and $459 million for the nine months ended September 2012 and September 2011, respectively.

Bifurcated Embedded Derivatives

The table below presents derivatives, primarily interest rate, equity and commodity products, that have been bifurcated from their related borrowings. These derivatives are recorded at fair value and included in “Unsecured short-term borrowings” and “Unsecured long-term borrowings.” See Note 8 for further information.

	As of
in millions, except number of contracts	September 2012	December 2011
Fair value of assets	$ 342	$422
Fair value of liabilities	490	304
Net asset/(liability)	$(148)	$118
Number of contracts	399	333

Goldman Sachs September 2012 Form 10-Q	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and by product type. Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

in millions	OTC Derivatives as of September 2012
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$11,466	$29,659	$ 81,929	$ 123,054
Credit	1,692	13,386	8,909	23,987
Currencies	8,116	8,432	13,026	29,574
Commodities	5,012	4,617	368	9,997
Equities	4,907	7,989	7,399	20,295
Netting across product types [1]	(2,983)	(5,976)	(5,637)	(14,596)
Subtotal	$28,210	$58,107	$105,994	192,311
Cross maturity netting [2]				(20,401)
Cash collateral netting [3]				(103,709)
Total				$ 68,201

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 6,448	$18,382	$ 33,569	$ 58,399
Credit	593	7,030	3,224	10,847
Currencies	6,815	5,254	7,142	19,211
Commodities	3,368	5,552	2,229	11,149
Equities	3,415	5,314	4,139	12,868
Netting across product types [1]	(2,983)	(5,976)	(5,637)	(14,596)
Subtotal	$17,656	$35,556	$ 44,666	97,878
Cross maturity netting [2]				(20,401)
Cash collateral netting [3]				(29,627)
Total				$ 47,850

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

36	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in millions	OTC Derivatives as of December 2011
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$10,931	$32,194	$ 82,480	$ 125,605
Credit	3,054	15,468	13,687	32,209
Currencies	11,253	11,592	16,023	38,868
Commodities	5,286	5,931	147	11,364
Equities	6,663	7,768	7,468	21,899
Netting across product types [1]	(3,071)	(6,033)	(6,027)	(15,131)
Subtotal	$34,116	$66,920	$113,778	214,814
Cross maturity netting [2]				(22,562)
Cash collateral netting [3]				(118,104)
Total				$ 74,148

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 5,787	$18,607	$ 37,739	$ 62,133
Credit	1,200	6,957	3,894	12,051
Currencies	9,826	5,514	6,502	21,842
Commodities	6,322	5,174	2,727	14,223
Equities	3,290	4,018	4,246	11,554
Netting across product types [1]	(3,071)	(6,033)	(6,027)	(15,131)
Subtotal	$23,354	$34,237	$ 49,081	106,672
Cross maturity netting [2]				(22,562)
Cash collateral netting [3]				(28,829)
Total				$ 55,281

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

Goldman Sachs September 2012 Form 10-Q	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivatives with Credit-Related Contingent Features

Certain of the firm’s derivatives have been transacted under bilateral agreements with counterparties who may require the firm to post collateral or terminate the transactions based on changes in the firm’s credit ratings. The firm assesses the impact of these bilateral agreements by determining the collateral or termination payments that would occur assuming a downgrade by all rating agencies. A downgrade by any one rating agency, depending on the agency’s relative ratings of the firm at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. The table below presents the aggregate fair value of net derivative liabilities under such agreements (excluding application of collateral posted to reduce these liabilities), the related aggregate fair value of the assets posted as collateral, and the additional collateral or termination payments that could have been called at the reporting date by counterparties in the event of a one-notch and two-notch downgrade in the firm’s credit ratings.

	As of
in millions	September 2012	December 2011
Net derivative liabilities under bilateral agreements	$29,731	$35,066
Collateral posted	25,512	29,002
Additional collateral or termination payments for a one-notch downgrade	1,397	1,303
Additional collateral or termination payments for a two-notch downgrade	2,698	2,183

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

38	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 2012, written and purchased credit derivatives had total gross notional amounts of $1.86 trillion and $1.98 trillion, respectively, for total net notional purchased protection of $115.24 billion. As of December 2011, written and purchased credit derivatives had total gross notional amounts of $1.96 trillion and $2.08 trillion, respectively, for total net notional purchased protection of $116.93 billion.

The table below presents certain information about credit derivatives. In the table below:

•

fair values exclude the effects of both netting of receivable balances with payable balances under enforceable netting agreements, and netting of cash received or posted under credit support agreements, and therefore are not representative of the firm’s credit exposure;

•	tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives; and

•

the credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. The firm is less likely to pay or otherwise be required to perform where the credit spread and the tenor are lower.

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives				Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives	[1]	Other Purchased Credit Derivatives	[2]	Asset	Liability	Net Asset/ (Liability)
As of September 2012
Credit spread on underlying (basis points)
0-250	$378,059	$ 919,259	$153,110	$1,450,428	$1,357,304		$197,320		$25,629	$ 10,001	$ 15,628
251-500	17,581	169,661	48,737	235,979	214,043		24,678		3,870	12,055	(8,185)
501-1,000	12,677	65,288	12,185	90,150	86,341		6,510		1,086	5,768	(4,682)
Greater than 1,000	16,997	61,631	7,429	86,057	72,992		18,664		496	24,540	(24,044)
Total	$425,314	$1,215,839	$221,461	$1,862,614	$1,730,680		$247,172		$31,081	$ 52,364	$(21,283)

As of December 2011
Credit spread on underlying (basis points)
0-250	$282,851	$ 794,193	$141,688	$1,218,732	$1,122,296		$180,316		$17,572	$ 16,907	$ 665
251-500	42,682	269,687	69,864	382,233	345,942		47,739		4,517	20,810	(16,293)
501-1,000	29,377	140,389	21,819	191,585	181,003		23,176		138	15,398	(15,260)
Greater than 1,000	30,244	114,103	22,995	167,342	147,614		28,734		512	57,201	(56,689)
Total	$385,154	$1,318,372	$256,366	$1,959,892	$1,796,855		$279,965		$22,739	$110,316	$(87,577)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of purchased credit derivatives in excess of the notional amount included in “Offsetting Purchased Credit Derivatives.”

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

Goldman Sachs September 2012 Form 10-Q	39

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

The firm applies a statistical method that utilizes regression analysis when assessing the effectiveness of its fair value hedging relationships in achieving offsetting changes in the fair values of the hedging instrument and the risk being hedged (i.e., interest rate risk). An interest rate swap is considered highly effective in offsetting changes in fair value attributable to changes in the hedged risk when the regression analysis results in a coefficient of determination of 80% or greater and a slope between 80% and 125%.

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

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Interest rate hedges	$(549)	$ 6,654	$ (995)	$ 4,832
Hedged borrowings and bank deposits	102	(6,969)	(280)	(6,056)
Hedge ineffectiveness [1]	(447)	(315)	(1,275)	(1,224)

1.	Primarily consisted of amortization of prepaid credit spreads resulting from the passage of time.

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Currency hedges	$(192)	$ 513	$(195)	$ 110
Foreign currency-denominated debt	(73)	(130)	40	(142)

The gain/(loss) related to ineffectiveness was not material for the three and nine months ended September 2012 and September 2011, and the loss reclassified to earnings from accumulated other comprehensive income was not material for the three and nine months ended September 2012. The loss reclassified to earnings from accumulated other comprehensive income was $151 million and $169 million for the three and nine months ended September 2011, respectively.

As of September 2012 and December 2011, the firm had designated $3.07 billion and $3.11 billion, respectively, of foreign currency-denominated debt, included in “Unsecured   long-term   borrowings”   and   “Unsecured short-term  borrowings,”  as  hedges  of  net  investments in non-U.S. subsidiaries.

40	Goldman Sachs September 2012 Form 10-Q

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

See below for information about the significant inputs used to value other financial assets and financial liabilities at fair value, including the ranges of significant unobservable inputs used to value the level 3 instruments within these categories. These ranges represent the significant unobservable inputs that were used in the valuation of each type of other financial assets and financial liabilities at fair value. The ranges of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one instrument. For example, the highest yield presented below for resale and repurchase agreements is appropriate for valuing a specific agreement in that category but may not be appropriate for valuing any other agreements in that category. Accordingly, the range of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 other financial assets and financial liabilities.

Goldman Sachs September 2012 Form 10-Q	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are collateral funding spreads, the amount and timing of expected future cash flows and interest rates. The ranges of significant unobservable inputs used to value level 3 resale and repurchase agreements as of September 2012 are as follows:

•	Yield: 1.9% to 5.3%

•	Duration: 0.4 to 4.8 years

Generally, increases in yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 resale and repurchase agreements, the interrelationship of inputs is not necessarily uniform across such agreements.

See Note 9 for further information about collateralized agreements.

Other Secured Financings. The significant inputs to the valuation of other secured financings at fair value are the amount and timing of expected future cash flows, interest rates, collateral funding spreads, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market prices, market yields and recovery assumptions) and the frequency of additional collateral calls. The ranges of significant unobservable inputs used to value level 3 other secured financings as of September 2012 are as follows:

•	Yield: 0.4% to 20.1%

•	Duration: 0.2 to 10.0 years

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

Insurance and Reinsurance Contracts. Insurance and reinsurance contracts at fair value are included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses.” The insurance and reinsurance contracts for which the firm has elected the fair value option are contracts that can be settled only in cash and that qualify for the fair value option because they are recognized financial instruments. These contracts are valued using market transactions and other market evidence where possible, including market-based inputs to models, calibration to market-clearing transactions or other alternative pricing sources with reasonable levels of price transparency. Significant level 2 inputs are interest rates, inflation rates, volatilities, and policy lapse and projected mortality assumptions. Significant level 3 inputs are funding spreads. When unobservable inputs to a valuation model are significant to the fair value measurement of an instrument, the instrument is classified in level 3. The range of significant unobservable inputs used to value level 3 insurance and reinsurance contracts as of September 2012 is as follows:

•	Funding spreads: 92 bps to 128 bps

Generally, an increase in funding spreads would result in a lower fair value measurement.

42	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value, excluding insurance and reinsurance contracts, are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. The range of significant unobservable inputs used to value level 3 receivables from customers and counterparties as of September 2012 is as follows:

•	Funding spreads: 112 bps to 157 bps

Generally, an increase in funding spreads would result in a lower fair value measurement.

Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Such receivables are primarily comprised of customer margin loans. While these margin loans are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these margin loans been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2012.

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

	Other Financial Assets at Fair Value as of September 2012
in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$25,346	$ 8,741	$ —	$ 34,087
Securities purchased under agreements to resell	—	147,176	185	147,361
Securities borrowed	—	47,986	—	47,986
Receivables from customers and counterparties	—	6,295	625	6,920
Total	$25,346	$210,198	$ 810	$236,354

	Other Financial Liabilities at Fair Value as of September 2012
in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 5,373	$ 301	$ 5,674
Securities sold under agreements to repurchase	—	164,067	2,119	166,186
Securities loaned	—	243	—	243
Other secured financings	—	23,926	1,253	25,179
Unsecured short-term borrowings	—	14,939	2,681	17,620
Unsecured long-term borrowings	—	10,877	2,001	12,878
Other liabilities and accrued expenses	—	492	9,483	9,975
Total	$ —	$219,917	$17,838	$237,755

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. The table above includes $25.35 billion of level 1 and $531 million of level 2 securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP, principally consisting of U.S. Treasury securities, money market instruments and insurance separate account assets.

Goldman Sachs September 2012 Form 10-Q	43

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

44	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three and nine months ended September 2012. The tables below present information about transfers between level 2 and level 3.

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

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended September 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 1,023	$ 2		$—		$41	$—	$ —	$ (52)	$ —	$(829)	$ 185
Receivables from customers and counterparties	616	—		19		—	—	—	(10)	—	—	625
Total	$ 1,639	$ 2	[1]	$19	[1]	$41	$—	$ —	$ (62)	$ —	$(829)	$ 810

1.	The aggregate amounts include gains of approximately $20 million and $1 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended September 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 179	$ —		$ 4		$ —	$—	$102	$ —	$ 16	$ —	$ 301
Securities sold under agreements to repurchase, at fair value	2,055	—		—		—	—	64	—	—	—	2,119
Other secured financings	1,182	3		—		—	—	117	(200)	151	—	1,253
Unsecured short-term borrowings	2,726	7		171		—	—	170	(253)	76	(216)	2,681
Unsecured long-term borrowings	1,946	7		80		—	—	47	(108)	33	(4)	2,001
Other liabilities and accrued expenses	8,969	(15)		608		—	—	—	(79)	—	—	9,483
Total	$17,057	$ 2	[1]	$863	[1]	$ —	$—	$500	$(640)	$276	$(220)	$17,838

1.	The aggregate amounts include losses of approximately $797 million, $65 million and $3 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial liabilities of $863 million for the three months ended September 2012 primarily reflected the impact of tighter funding spreads and changes in foreign exchange rates on certain insurance liabilities, and an increase in global equity prices and tighter credit spreads on certain hybrid financial instruments.

Transfers out of level 3 of other financial assets during the three months ended September 2012 reflected transfers to level 2 of certain resale agreements, primarily due to increased transparency of funding spreads as a result of market activity in similar instruments.

Transfers into level 3 of other financial liabilities during the three months ended September 2012 primarily reflected transfers from level 2 of certain secured financings, primarily due to less market activity in these instruments.

Transfers out of level 3 of other financial liabilities during the three months ended September 2012 primarily reflected transfers to level 2 of certain hybrid financial instruments, principally due to increased transparency of the correlation and volatility inputs used to value certain instruments and unobservable inputs no longer being significant to the valuation of other instruments.

Goldman Sachs September 2012 Form 10-Q	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Nine Months Ended September 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 557	$ 8		$—		$ 51	$—	$ —	$ (431)	$ —	$ —	$ 185
Receivables from customers and counterparties	795	—		21		199	—	—	(17)	—	(373)	625
Total	$ 1,352	$ 8	[1]	$21	[1]	$250	$—	$ —	$ (448)	$ —	$(373)	$ 810

1.	The aggregate amounts include gains of approximately $21 million and $8 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Nine Months Ended September 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 13	$ —	$ —		$ —	$—	$ 272	$ —	$ 16	$ —	$ 301
Securities sold under agreements to repurchase, at fair value	2,181	—	—		—	—	—	(62)	—	—	2,119
Other secured financings	1,752	9	—		—	—	296	(775)	—	(29)	1,253
Unsecured short-term borrowings	3,294	(33)	204		(13)	—	550	(817)	194	(698)	2,681
Unsecured long-term borrowings	2,191	23	190		—	—	293	(238)	213	(671)	2,001
Other liabilities and accrued expenses	8,996	(23)	764		—	—	—	(254)	—	—	9,483
Total	$18,427	$(24)[1]	$1,158	[1]	$ (13)	$—	$1,411	$(2,146)	$423	$(1,398)	$17,838

1.	The aggregate amounts include losses of approximately $1.02 billion, $103 million and $10 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial liabilities of $1.16 billion for the nine months ended September 2012 primarily reflected the impact of tighter funding spreads and changes in foreign exchange rates on certain insurance liabilities, and an increase in global equity prices and tighter credit spreads on certain hybrid financial instruments.

Transfers out of level 3 of other financial assets during the nine months ended September 2012 reflected transfers to level 2 of certain insurance receivables, primarily due to increased transparency of the mortality inputs used to value these receivables.

Transfers into level 3 of other financial liabilities during the nine months ended September 2012 primarily reflected transfers from level 2 of certain hybrid financial instruments, principally due to decreased transparency of the correlation and volatility inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the nine months ended September 2012 primarily reflected transfers to level 2 of certain hybrid financial instruments, principally due to increased transparency of the correlation and volatility inputs used to value certain instruments, and unobservable inputs no longer being significant to the valuation of certain instruments.

46	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended September 2011
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 299	$ —		$ —		$232	$ —	$ —	$ (46)	$ —	$ 485
Receivables from customers and counterparties	321	—		(19)		312	—	—	(7)	176	783
Total	$ 620	$ —	[1]	$ (19	) [1]	$544	$ —	$ —	$ (53)	$ 176	$ 1,268

1.	The aggregate amounts include losses of approximately $19 million reported in “Market making.”

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended September 2011
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Securities sold under agreements to repurchase, at fair value	$ 2,076	$ —		$ —		$ —	$ —	$ 52	$ —	$ —	$ 2,128
Other secured financings	5,297	—		(1)		—	—	—	(588)	(3,054)	1,654
Unsecured short-term borrowings	3,101	(86)		(367)		—	19	110	(356)	1,013	3,434
Unsecured long-term borrowings	2,554	4		(182)		(22)	—	163	(25)	149	2,641
Other liabilities and accrued expenses	6,944	—		359		227	(32)	—	(147)	—	7,351
Total	$19,972	$(82	) [1]	$(191	) [1]	$205	$(13)	$325	$(1,116)	$(1,892)	$17,208

1.	The aggregate amounts include gains/(losses) of approximately $298 million and $(25) million reported in “Market making” and “Other principal transactions,” respectively.

Significant transfers in or out of level 3 during the three months ended September 2011 included:

•

Other secured financings: net transfer out of level 3 of $3.05 billion, principally due to transfers to level 2 of certain borrowings as unobservable inputs were no longer significant to the valuation of these borrowings as they neared maturity.

•

Unsecured short-term borrowings: net transfer into level 3 of $1.01 billion, principally due to transfers to level 3 of certain borrowings due to less transparency of market prices as a result of less activity in these financial instruments.

Goldman Sachs September 2012 Form 10-Q	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Other Financial Assets at Fair Value for the Nine Months Ended September 2011
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 100	$ 2		$ —		$ 477	$ —	$ —	$ (94)	$ —	$ 485
Receivables from customers and counterparties	298	—		2		325	—	—	(18)	176	783
Total	$ 398	$ 2	[1]	$ 2	[1]	$ 802	$ —	$ —	$ (112)	$ 176	$ 1,268

1.	The aggregate amounts include gains of approximately $2 million and $2 million reported in “Market making” and “Other principal transactions,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Nine Months Ended September 2011
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issues	Settlements	Net transfers in and/or (out) of level 3	Balance, end of period
Securities sold under agreements to repurchase, at fair value	$ 2,060	$ —		$ —		$ —	$ —	$ 246	$ (178)	$ —	$ 2,128
Other secured financings	8,349	8		3		—	—	272	(3,943)	(3,035)	1,654
Unsecured short-term borrowings	3,476	69		(652)		(3)	7	933	(781)	385	3,434
Unsecured long-term borrowings	2,104	14		(20)		(72)	—	453	(97)	259	2,641
Other liabilities and accrued expenses	2,409	—		662		4,564	(32)	—	(252)	—	7,351
Total	$18,398	$ 91	[1]	$ (7	) [1]	$4,489	$(25)	$1,904	$(5,251)	$(2,391)	$17,208

1.

The aggregate amounts include gains/(losses) of approximately $(94) million, $18 million and $(8) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on other liabilities and accrued expenses of $662 million was primarily attributable to the impact of a change in interest rates on certain insurance liabilities. The net unrealized gain on unsecured short-term borrowings of $652 million primarily reflected gains on certain equity-linked notes, principally due to a decline in global equity markets.

Significant transfers in or out of level 3 during the nine months ended September 2011 included:

•

Other secured financings: net transfer out of level 3 of $3.04 billion, principally due to transfers to level 2 of certain borrowings as unobservable inputs were no longer significant to the valuation of these borrowings as they neared maturity.

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

48	Goldman Sachs September 2012 Form 10-Q

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

	Gains/(Losses) on Other Financial Assets and Financial Liabilities at Fair Value
	Three Months Ended September				Nine Months Ended September
	2012		2011		2012		2011
in millions	Fair Value Option	Other	Fair Value Option	Other	Fair Value Option	Other	Fair Value Option	Other
Receivables from customers and counterparties [1]	$ 49	$ 786	$ (24)	$ 380	$ 58	$ 847	$ (29)	$ 899
Other secured financings	(22)	(1,267)	104	(613)	(33)	(1,636)	137	(1,538)
Unsecured short-term borrowings	(90)	(479)	83	2,125	(128)	(573)	114	2,228
Unsecured long-term borrowings	(313)	(662)	482	3,157	(495)	(1,017)	553	2,318
Other liabilities and accrued expenses [2]	(595)	(48)	(307)	60	(787)	(6)	(560)	127
Other [3]	(33)	(5)	46	—	(128)	(2)	91	—
Total	$(1,004)	$(1,675)	$ 384	$5,109	$(1,513)	$(2,387)	$ 306	$ 4,034

1.	Primarily consists of gains/(losses) on certain transfers accounted for as receivables rather than purchases and certain reinsurance contracts.

2.	Primarily consists of gains/(losses) on certain insurance contracts.

3.	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned and deposits.

Excluding the gains and losses on the instruments accounted for under the fair value option described above, “Market making” and “Other principal transactions”

primarily represents gains and losses on “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value.”

Goldman Sachs September 2012 Form 10-Q	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of
in millions	September 2012	December 2011
Aggregate contractual principal amount of performing loans and long-term receivables in excess of the related fair value	$ 2,704	$ 3,826
Aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due in excess of the related fair value	24,017	23,034
Total [1]	$26,721	$26,860

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$ 2,262	$ 3,174

1.

The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of September 2012 and December 2011, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $2.04 billion and $2.82 billion, respectively, and the related total contractual amount of these lending commitments was $59.92 billion and $66.12 billion, respectively. See Note 18 for further information about lending commitments.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $188 million and $239 million as of September 2012 and December 2011, respectively. The fair value of unsecured long-term borrowings for which the fair value option was elected exceeded the related aggregate contractual principal amount by $159 million as of September 2012, whereas the aggregate contractual principal amount exceeded the related fair value by $693 million as of December 2011. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $1.10 billion and $(1.47) billion for the three months ended September 2012 and September 2011, respectively, and $2.35 billion and $(659) million for the nine months ended September 2012 and September 2011, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Net gains/(losses) including hedges	$(370)	$450	$(588)	$576
Net gains/(losses) excluding hedges	(396)	586	(628)	705

50	Goldman Sachs September 2012 Form 10-Q

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
in millions	September 2012	December 2011
Securities purchased under agreements to resell [1]	$147,361	$187,789
Securities borrowed [2]	165,250	153,341
Securities sold under agreements to repurchase [1]	166,186	164,502
Securities loaned [2]	13,640	7,182

1.

Resale and repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of September 2012 and December 2011, $47.99 billion and $47.62 billion of securities borrowed, and $243 million and $107 million of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no repos to maturity outstanding as of September 2012 or December 2011.

Goldman Sachs September 2012 Form 10-Q	51

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

The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of these securities on a daily basis, and delivers or obtains additional collateral due to changes in the market value of the securities, as appropriate. For securities borrowed transactions, the firm typically requires collateral with a fair value approximately equal to the carrying value of the securities borrowed transaction.

Securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution are recorded at fair value under the fair value option.

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of September 2012.

As of September 2012 and December 2011, the firm had $8.21 billion and $20.22 billion, respectively, of securities received under resale agreements and securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

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

Other secured financings include arrangements that are nonrecourse. As of September 2012 and December 2011, nonrecourse other secured financings were $1.94 billion and $3.14 billion, respectively.

The firm has elected to apply the fair value option to the following other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes:

•	transfers of assets accounted for as financings rather than sales; and

•	certain other nonrecourse financings.

See Note 8 for further information about other secured financings that are accounted for at fair value. Other secured financings that are not recorded at fair value are generally short-term and recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these financings been included in the firm’s fair value hierarchy, they would have primarily been classified in level 2 as of September 2012.

52	Goldman Sachs September 2012 Form 10-Q

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

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of September 2012			As of December 2011
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$13,392	$4,918	$18,310	$18,519	$ 5,140	$23,659
At amortized cost	34	2,706	2,740	155	5,371	5,526
Interest rates [1]	6.82%	0.10%		3.85%	0.22%
Other secured financings (long-term):
At fair value	5,462	1,407	6,869	4,305	2,055	6,360
At amortized cost	710	764	1,474	1,024	795	1,819
Interest rates [1]	2.99%	2.84%		1.88%	3.28%
Total [2]	$19,598	$9,795	$29,393	$24,003	$13,361	$37,364
Amount of other secured financings collateralized by:
Financial instruments [3]	$18,990	$9,420	$28,410	$23,703	$12,169	$35,872
Other assets [4]	608	375	983	300	1,192	1,492

1.	The weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

2.

Includes $6.18 billion and $9.36 billion related to transfers of financial assets accounted for as financings rather than sales as of September 2012 and December 2011, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $6.20 billion and $9.51 billion as of September 2012 and December 2011, respectively.

3.

Includes $15.58 billion and $14.82 billion of other secured financings collateralized by financial instruments owned, at fair value as of September 2012 and December 2011, respectively, and includes $12.83 billion and $21.06 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of September 2012 and December 2011, respectively.

4.	Primarily real estate and cash.

The table below presents other secured financings by maturity.

in millions	As of September 2012
Other secured financings (short-term)	$21,050
Other secured financings (long-term):
2013	771
2014	4,046
2015	1,274
2016	571
2017	197
2018-thereafter	1,484
Total other secured financings (long-term)	8,343
Total other secured financings	$29,393

The aggregate contractual principal amount of other secured financings (long-term) for which the fair value option was elected exceeded the related fair value by $188 million and $239 million, as of September 2012 and December 2011, respectively.

Goldman Sachs September 2012 Form 10-Q	53

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

	As of
in millions	September 2012	December 2011
Collateral available to be delivered or repledged	$573,711	$622,926
Collateral that was delivered or repledged	431,090	454,604

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

	As of
in millions	September 2012	December 2011
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 66,753	$ 53,989
Did not have the right to deliver or repledge	118,630	110,949
Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	2,603	3,444

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

54	Goldman Sachs September 2012 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Residential mortgages	$8,530	$10,091	$27,797	$31,642
Commercial mortgages	625	—	2,248	—
Other financial assets	—	153	—	234
Total	$9,155	$10,244	$30,045	$31,876
Cash flows on retained interests	$ 161	$ 239	$ 333	$ 594

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

	As of September 2012			As of December 2011
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations [1]	$57,923	$3,809	$ —	$70,448	$5,038	$ —
Other residential mortgage-backed [2]	3,769	105	—	4,459	101	3
Commercial mortgage-backed [3]	3,186	18	46	3,398	606	331
CDOs, CLOs and other [4]	9,259	37	266	9,972	32	211
Total [5]	$74,137	$3,969	$312	$88,277	$5,777	$545

1.

Outstanding principal amount and fair value of retained interests primarily relate to securitizations during 2012 and 2011 as of September 2012, and securitizations during 2011 and 2010 as of December 2011.

2.	Outstanding principal amount and fair value of retained interests as of both September 2012 and December 2011 primarily relate to prime and Alt-A securitizations during 2007 and 2006.

3.

As of September 2012, the outstanding principal amount and the fair value of retained interests primarily relate to securitizations during 2012. As of December 2011, the outstanding principal amount primarily relates to securitizations during 2010, 2007 and 2006 and the fair value of retained interests primarily relates to securitizations during 2010.

4.	Outstanding principal amount and fair value of retained interests as of both September 2012 and December 2011 primarily relate to CDO and CLO securitizations during 2007 and 2006.

5.

Outstanding principal amount includes $815 million and $774 million as of September 2012 and December 2011, respectively, related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

Goldman Sachs September 2012 Form 10-Q	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net liability of $3 million and $52 million as of September 2012 and December 2011, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The table below presents the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of September 2012			As of December 2011
	Type of Retained Interests			Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]	Mortgage-Backed	Other	[1]
Fair value of retained interests	$3,932	$ 37		$5,745	$ 32
Weighted average life (years)	7.5	2.3		7.1	4.7

Constant prepayment rate [2]	15.7%	N.M.		14.1%	N.M.
Impact of 10% adverse change [2]	$ (68)	N.M.		$ (55)	N.M.
Impact of 20% adverse change [2]	(128)	N.M.		(108)	N.M.

Discount rate [3]	4.6%	N.M.		5.4%	N.M.
Impact of 10% adverse change	$ (83)	N.M.		$ (125)	N.M.
Impact of 20% adverse change	(155)	N.M.		(240)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of September 2012 and December 2011. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $37 million and $32 million as of September 2012 and December 2011, respectively.

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

56	Goldman Sachs September 2012 Form 10-Q

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

Goldman Sachs September 2012 Form 10-Q	57

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

58	Goldman Sachs September 2012 Form 10-Q

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

•	Assets and liabilities held by the firm related to power-related VIEs are primarily included in “Other assets” and “Other liabilities and accrued expenses,” respectively.

	Nonconsolidated VIEs
	As of September 2012
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit- related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$85,380	[2]	$22,363	$9,522	$3,626	$537	$2,263	$123,691
Carrying Value of the Firm’s Variable Interests
Assets	5,533		1,206	1,736	249	287	5	9,016
Liabilities	—		34	—	30	—	—	64
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	3,932		37	—	—	—	—	3,969
Purchased interests	1,317		680	—	230	—	—	2,227
Commitments and guarantees [1]	—		1	398	—	2	1	402
Derivatives [1]	1,994		6,382	—	1,081	—	—	9,457
Loans and investments	42		—	1,736	—	287	5	2,070
Total	$ 7,285	[2]	$ 7,100	$2,134	$1,311	$289	$ 6	$ 18,125

	Nonconsolidated VIEs
	As of December 2011
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit- related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$94,047	[2]	$20,340	$8,974	$4,593	$519	$2,208	$130,681
Carrying Value of the Firm’s Variable Interests
Assets	7,004		911	1,495	352	289	5	10,056
Liabilities	—		63	3	24	2	—	92
Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	5,745		32	—	—	—	—	5,777
Purchased interests	962		368	—	333	—	—	1,663
Commitments and guarantees [1]	—		1	373	—	46	—	420
Derivatives [1]	2,469		7,529	—	1,221	—	—	11,219
Loans and investments	82		—	1,495	—	288	5	1,870
Total	$ 9,258	[2]	$ 7,930	$1,868	$1,554	$334	$ 5	$ 20,949

1.

The aggregate amounts include $3.59 billion and $4.17 billion as of September 2012 and December 2011, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $7.11 billion and $2.42 billion, respectively, as of September 2012, and $6.15 billion and $2.62 billion, respectively, as of December 2011, related to CDOs backed by mortgage obligations.

Goldman Sachs September 2012 Form 10-Q	59

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

	Consolidated VIEs
	As of September 2012
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 286	$ —	$ —	$ 286
Cash and securities segregated for regulatory and other purposes	111	—	93	204
Receivables from brokers, dealers and clearing organizations	3	—	—	3
Financial instruments owned, at fair value	2,582	569	170	3,321
Other assets	1,331	—	—	1,331
Total	$4,313	$569	$ 263	$5,145
Liabilities
Other secured financings	$ 665	$566	$ 289	$1,520
Financial instruments sold, but not yet purchased, at fair value	—	—	4	4
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,963	1,963
Unsecured long-term borrowings	4	—	220	224
Other liabilities and accrued expenses	1,965	—	—	1,965
Total	$2,634	$566	$2,476	$5,676

60	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Consolidated VIEs
	As of December 2011
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 660	$ 51	$ 1	$ 712
Cash and securities segregated for regulatory and other purposes	139	—	—	139
Receivables from brokers, dealers and clearing organizations	4	—	—	4
Receivables from customers and counterparties	—	16	—	16
Financial instruments owned, at fair value	2,369	352	112	2,833
Other assets	1,552	437	—	1,989
Total	$4,724	$856	$ 113	$5,693
Liabilities
Other secured financings	$1,418	$298	$3,208	$4,924
Payables to customers and counterparties	—	9	—	9
Financial instruments sold, but not yet purchased, at fair value	—	—	2	2
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	185	—	1,941	2,126
Unsecured long-term borrowings	4	—	269	273
Other liabilities and accrued expenses	2,046	40	—	2,086
Total	$3,653	$347	$5,420	$9,420

Goldman Sachs September 2012 Form 10-Q	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
in millions	September 2012	December 2011
Property, leasehold improvements and equipment [1]	$ 8,470	$ 8,697
Goodwill and identifiable intangible assets [2]	5,296	5,468
Income tax-related assets [3]	5,426	5,017
Equity-method investments [4]	518	664
Miscellaneous receivables and other [5]	4,014	3,306
Total	$23,724	$23,152

1.	Net of accumulated depreciation and amortization of $9.02 billion and $8.46 billion as of September 2012 and December 2011, respectively.

2.	See Note 13 for further information about goodwill and identifiable intangible assets.

3.	See Note 24 for further information about income taxes.

4.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $4.71 billion and $4.17 billion as of September 2012 and December 2011, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

5.	Includes $460 million of assets held for sale as of September 2012.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment included $6.21 billion and $6.48 billion as of September 2012 and December 2011, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Impairments

As a result of a decline in the market conditions in which certain of the firm’s consolidated investments operate, during the first nine months of 2012 the firm tested certain property, leasehold improvements and equipment and commodity-related intangible assets and other assets for impairment in accordance with ASC 360. The carrying value of these assets exceeded the projected undiscounted cash flows over the estimated remaining useful lives of these assets; as such, the firm determined the assets were impaired and recorded impairment losses. In addition, the firm classified certain assets as held for sale during the first nine months of 2012 and recognized impairment losses related to these assets. Collectively, the impairment losses were $252 million during the nine months ended September 2012 ($169 million related to property, leasehold improvements and equipment and $83 million related to other assets and commodity-related intangible assets), substantially all of which were included in “Depreciation and amortization.” These impairment losses were included in the firm’s Investing & Lending segment and represented the excess of the carrying values of these assets over their estimated fair values, which are primarily level 3 measurements, using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to be received from the disposition of certain of these assets.

In the first quarter of 2011, the firm classified certain assets as held for sale, primarily related to Litton Loan Servicing LP (Litton) and recognized impairment losses of approximately $220 million, principally in the firm’s Institutional Client Services segment. These impairment losses, which were included in “Depreciation and amortization,” represented the excess of (i) the carrying value of these assets over (ii) their estimated fair value less estimated cost to sell. These assets were sold in the third quarter of 2011. The firm received total consideration that approximated the firm’s adjusted carrying value for Litton. See Note 18 for further information about the sale of Litton.

62	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of
in millions	September 2012	December 2011
Investment Banking:
Financial Advisory	$ 98	$ 104
Underwriting	183	186
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	284
Equities Client Execution	2,389	2,390
Securities Services	104	117
Investing & Lending	131	147
Investment Management	589	574
Total	$3,763	$3,802

	Identifiable Intangible Assets
	As of
in millions	September 2012	December 2011
Investment Banking:
Financial Advisory	$ 1	$ 4
Underwriting	—	1
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	435	488
Equities Client Execution	655	677
Investing & Lending	308	369
Investment Management	134	127
Total	$1,533	$1,666

Goodwill

Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

Goodwill is assessed annually in the fourth quarter for impairment or more frequently if events occur or circumstances change that indicate an impairment may exist. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If results of the qualitative assessment are not conclusive, a quantitative goodwill impairment test is performed.

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

Relative value techniques apply average observable price-to-earnings multiples of comparable competitors to certain reporting units’ net earnings. For other reporting units, fair value is estimated using price-to-book multiples based on residual income techniques, which consider a reporting unit’s return on equity in excess of the firm’s cost of equity capital. The net book value of each reporting unit reflects the estimated amount of shareholders’ equity required to support the activities of the reporting unit under guidelines issued by the Basel Committee on Banking Supervision (Basel Committee) in December 2010.

Goldman Sachs September 2012 Form 10-Q	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

		As of
$ in millions		September 2012	Weighted Average Remaining Lives (years)	December 2011
Customer lists	Gross carrying amount	$ 1,147		$ 1,119
	Accumulated amortization	(650)		(593)
	Net carrying amount	497	8	526
Commodities-related intangibles [1]	Gross carrying amount	491		595
	Accumulated amortization	(204)		(237)
	Net carrying amount	287	9	358
Television broadcast royalties	Gross carrying amount	560		560
	Accumulated amortization	(170)		(123)
	Net carrying amount	390	6	437
Insurance-related intangibles [2]	Gross carrying amount	339		292
	Accumulated amortization	(197)		(146)
	Net carrying amount	142	6	146
Other [3]	Gross carrying amount	992		950
	Accumulated amortization	(775)		(751)
	Net carrying amount	217	11	199
Total	Gross carrying amount	3,529		3,516
	Accumulated amortization	(1,996)		(1,850)
	Net carrying amount	$ 1,533	8	$ 1,666

1.	Primarily includes commodity-related customer contracts and relationships, permits and access rights.

2.	Represents value of business acquired related to the firm’s insurance businesses.

3.	Primarily includes the firm’s New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights and exchange-traded fund lead market maker rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized (i) over their estimated lives, (ii) based on economic usage for certain commodity-related intangibles or (iii) in proportion to estimated gross profits or premium revenues. Amortization expense for identifiable intangible assets is included in “Depreciation and amortization.”

64	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present amortization expense for identifiable intangible assets for the three and nine months ended September 2012 and September 2011, and the estimated future amortization expense through 2017 for identifiable intangible assets as of September 2012.

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Amortization expense	$60	$84	$206	$207

in millions	As of September 2012
Estimated future amortization expense:
Remainder of 2012	$ 72
2013	247
2014	215
2015	181
2016	177
2017	173

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

	As of
in millions	September 2012		December 2011
U.S. offices	$53,643		$38,477
Non-U.S. offices	7,883		7,632
Total	$61,526	[1]	$46,109	[1]

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of September 2012
in millions	U.S.		Non-U.S.		Total
Remainder of 2012	$ 875		$1,649		$ 2,524
2013	5,069		602		5,671
2014	3,363		—		3,363
2015	2,784		—		2,784
2016	1,435		—		1,435
2017	2,002		—		2,002
2018 - thereafter	4,483		—		4,483
Total	$20,011	[2]	$2,251	[3]	$22,262	[1]

1.	Includes $5.67 billion and $4.53 billion as of September 2012 and December 2011, respectively, of time deposits accounted for at fair value under the fair value option.

2.

Includes $48 million greater than $100,000, of which $6 million matures within three months, $6 million matures within three to six months, $29 million matures within six to twelve months, and $7 million matures after twelve months.

3.	Substantially all were greater than $100,000.

As of September 2012, demand deposits were $39.26 billion, which were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges on substantially all of its time deposits for which it has not elected the fair value option. Accordingly, $16.59 billion of time deposits were effectively converted from fixed-rate obligations to floating-rate obligations and were recorded at amounts that generally approximate fair value. While these demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2.

Goldman Sachs September 2012 Form 10-Q	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15.

Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of
in millions	September 2012	December 2011
Other secured financings (short-term)	$21,050	$29,185
Unsecured short-term borrowings	47,271	49,038
Total	$68,321	$78,223

See Note 9 for further information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations. While these short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2012.

The table below presents unsecured short-term borrowings.

	As of
$ in millions	September 2012	December 2011
Current portion of unsecured long-term borrowings [1]	$28,575	$28,836
Hybrid financial instruments	12,278	11,526
Promissory notes	151	1,328
Commercial paper	359	1,491
Other short-term borrowings	5,908	5,857
Total	$47,271	$49,038
Weighted average interest rate [2]	1.63%	1.89%

1.

As of September 2012, no borrowings guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP) were outstanding and the program had expired for new issuances. Includes $8.53 billion as of December 2011, guaranteed by the FDIC under the TLGP.

2.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

66	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of
in millions	September 2012	December 2011
Other secured financings (long-term)	$ 8,343	$ 8,179
Unsecured long-term borrowings	167,878	173,545
Total	$176,221	$181,724

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of September 2012			As of December 2011
in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 89,700	$35,911	$125,611	$ 84,058	$38,569	$122,627
Floating-rate obligations [2]	21,281	20,986	42,267	23,436	27,482	50,918
Total	$110,981	$56,897	$167,878	$107,494	$66,051	$173,545

1.

Interest rates on U.S. dollar-denominated debt ranged from 0.20% to 10.04% (with a weighted average rate of 5.54%) and 0.10% to 10.04% (with a weighted average rate of 5.62%) as of September 2012 and December 2011, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.10% to 14.85% (with a weighted average rate of 4.71%) and 0.85% to 14.85% (with a weighted average rate of 4.75%) as of September 2012 and December 2011, respectively.

2.	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating-rate obligations.

Goldman Sachs September 2012 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings by maturity date. In the table below:

•

unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holders are included as unsecured short-term borrowings;

•	unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

in millions	As of September 2012
2013	$ 3,941
2014	21,653
2015	19,825
2016	21,929
2017	20,289
2018 - thereafter	80,241
Total [1]	$167,878

1.

Includes $11.20 billion related to interest rate hedges on certain unsecured long-term borrowings, by year of maturity as follows: $102 million in 2013, $655 million in 2014, $594 million in 2015, $1.23 billion in 2016, $1.38 billion in 2017 and $7.24 billion in 2018 and thereafter.

The fair value of unsecured long-term borrowings (principal and non-principal-protected) for which the fair value option was elected exceeded the related aggregate contractual principal amount by $159 million as of September 2012, whereas the aggregate contractual principal amount exceeded the related fair value by $693 million as of December 2011.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of September 2012 and December 2011. While these unsecured long-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2012. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of less than 1% and a reduction of less than 4% in the carrying value of total unsecured long-term borrowings as of September 2012 and December 2011, respectively. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
in millions	September 2012	December 2011
Fixed-rate obligations
At fair value	$ 65	$ 76
At amortized cost [1]	25,981	28,773
Floating-rate obligations
At fair value	12,813	17,086
At amortized cost [1]	129,019	127,610
Total	$167,878	$173,545

1.

The weighted average interest rates on the aggregate amounts were 2.48% (5.12% related to fixed-rate obligations and 1.98% related to floating-rate obligations) and 2.59% (5.18% related to fixed-rate obligations and 2.03% related to floating-rate obligations) as of September 2012 and December 2011, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

68	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings.

As of September 2012 and December 2011, subordinated debt had maturities ranging from 2015 to 2038 and 2017 to 2038, respectively. The table below presents subordinated borrowings.

	As of September 2012			As of December 2011
$ in millions	Par Amount	Carrying Amount	Rate [1]	Par Amount	Carrying Amount	Rate [1]
Subordinated debt	$14,501	$17,512	4.20%	$14,310	$17,362	4.39%
Junior subordinated debt	2,835	4,284	2.81%	5,085	6,533	2.43%
Total subordinated borrowings	$17,336	$21,796	3.97%	$19,395	$23,895	3.87%

1.

Weighted average interest rate after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

Junior Subordinated Debt

Junior Subordinated Debt Issued to APEX Trusts. In 2007, Group Inc. issued a total of $2.25 billion of remarketable junior subordinated debt to Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts), Delaware statutory trusts. The APEX Trusts issued $2.25 billion of guaranteed perpetual Normal Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to Group Inc. Group Inc. also entered into contracts with the APEX Trusts to sell $2.25 billion of Group Inc. perpetual non-cumulative preferred stock (the stock purchase contracts). See Note 19 for more information about the preferred stock that Group Inc. has issued in connection with the stock purchase contracts.

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

During the third quarter of 2012, pursuant to a remarketing provided for by the initial terms of the junior subordinated debt, Goldman Sachs Capital III sold all of its $500 million of junior subordinated debt to Vesey Street Investment Trust I (Vesey Street Trust), a new trust sponsored by the firm. On September 4, 2012, pursuant to the stock purchase contracts, Goldman Sachs Capital III used the proceeds of this sale to purchase shares of Group Inc.’s Perpetual Non-Cumulative Preferred Stock, Series F (Series F Preferred Stock).

In connection with the remarketing of the junior subordinated debt to the Murray Street Trust and Vesey Street Trust (together, the 2012 Trusts), pursuant to the terms of the junior subordinated debt, the interest rate and other terms were modified. Following such sales, the firm pays interest semi-annually on the $1.75 billion of junior subordinated debt held by the Murray Street Trust at a fixed annual rate of 4.647% and the debt matures on March 9, 2017 and on the $500 million of junior subordinated debt held by the Vesey Street Trust at a fixed annual rate of 4.404% and the debt matures on September 1, 2016. To fund the purchase of the junior subordinated debt, the 2012 Trusts issued an aggregate of $2.25 billion of senior guaranteed trust securities. The 2012 Trusts are required to pay distributions on their senior guaranteed trust securities in the same amounts and on the same dates that they are scheduled to receive interest on the junior subordinated debt they hold, and are required to redeem their respective senior guaranteed trust securities upon the maturity or earlier redemption of the junior subordinated debt they hold. Group Inc. fully and unconditionally guarantees the payment of these distribution and redemption amounts when due on a senior basis and, as such, the $2.25 billion of junior subordinated debt held by the 2012 Trusts for the benefit of investors is no longer classified as junior subordinated debt.

Goldman Sachs September 2012 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The firm has the right to defer payments on the junior subordinated debt, subject to limitations. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. If the firm were to defer payment of interest on the junior subordinated debt and the 2012 Trusts were therefore unable to make scheduled distributions to the holders of the senior guaranteed trust securities, under the guarantee, Group Inc. would be obligated to make those payments to the holders of the senior guaranteed trust securities.

The APEX Trusts and the 2012 Trusts are wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

In connection with the APEX issuance, the firm covenanted in favor of certain of its debtholders, who were initially and are currently the holders of Group Inc.’s 6.345% Junior Subordinated Debentures due February 15, 2034, that, subject to certain exceptions, the firm would not redeem or purchase APEX or shares of Group Inc.’s Series E Preferred Stock or Series F Preferred Stock prior to the date that is ten years after the applicable stock purchase date, unless the applicable redemption or purchase price does not exceed a maximum amount determined by reference to the aggregate amount of net cash proceeds that the firm has received from the sale of qualifying securities.

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

70	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
in millions	September 2012	December 2011
Compensation and benefits	$ 7,930	$ 5,701
Insurance-related liabilities	22,656	18,614
Noncontrolling interests [1]	1,339	1,450
Income tax-related liabilities [2]	2,103	533
Employee interests in consolidated funds	284	305
Subordinated liabilities issued by consolidated VIEs	1,046	1,090
Accrued expenses and other	4,638	4,108
Total	$39,996	$31,801

1.	Includes $1.18 billion and $1.17 billion related to consolidated investment funds as of September 2012 and December 2011, respectively.

2.	See Note 24 for further information about income taxes.

The table below presents insurance-related liabilities by type.

	As of
in millions	September 2012	December 2011
Separate account liabilities	$ 3,287	$ 3,296
Liabilities for future benefits and unpaid claims	13,312	14,213
Contract holder account balances	5,793	835
Reserves for guaranteed minimum death and income benefits	264	270
Total [1]	$22,656	$18,614

1.	Increase primarily due to reinsurance transactions during 2012.

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes.”

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.46 billion and $1.30 billion as of September 2012 and December 2011, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $234 million and $648 million as of September 2012 and December 2011, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties.” Contracts to cede risks to reinsurers do not relieve the firm of its obligations to contract holders. Liabilities for future benefits and unpaid claims include $9.26 billion and $8.75 billion carried at fair value under the fair value option as of September 2012 and December 2011, respectively.

Contract holder account balances primarily include fixed annuities under reinsurance contracts.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

Goldman Sachs September 2012 Form 10-Q	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of September 2012				Total Commitments as of
in millions	Remainder 2012	2013- 2014	2015- 2016	2017- Thereafter	September 2012	December 2011
Commitments to extend credit [1]
Commercial lending: [2]
Investment-grade	$ 1,637	$11,834	$28,477	$12,460	$ 54,408	$ 51,281
Non-investment-grade	659	4,656	8,191	6,052	19,558	14,217
Warehouse financing	150	604	—	—	754	247
Total commitments to extend credit	2,446	17,094	36,668	18,512	74,720	65,745
Contingent and forward starting resale and securities borrowing agreements [3]	56,275	324	—	—	56,599	54,522
Forward starting repurchase and secured lending agreements [3]	12,727	—	—	—	12,727	17,964
Letters of credit [4]	397	468	5	5	875	1,353
Investment commitments	921	4,364	143	2,433	7,861	9,118
Other	3,654	234	49	71	4,008	5,342
Total commitments	$76,420	$22,484	$36,865	$21,021	$156,790	$154,044

1.	Commitments to extend credit are presented net of amounts syndicated to third parties.

2.	Includes commitments associated with the former William Street credit extension program.

3.	These agreements generally settle within three business days.

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

Certain lending commitments, entered into during 2012, were held for investment and therefore were accounted for on an accrual basis. As of September 2012, approximately $13.45 billion of the firm’s lending commitments were held for investment. As of September 2012, the carrying value and the estimated fair value of such lending commitments were liabilities of $58 million and $406 million, respectively. As these lending commitments are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of September 2012.

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

72	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $33.19 billion and $31.94 billion as of September 2012 and December 2011, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $300 million of protection had been provided as of both September 2012 and December 2011. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $1.01 billion and $1.62 billion as of September 2012 and December 2011, respectively, related to real estate private investments and $6.85 billion and $7.50 billion as of September 2012 and December 2011, respectively, related to corporate and other private investments. Of these amounts, $6.58 billion and $8.38 billion as of September 2012 and December 2011, respectively, relate to commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

in millions	As of September 2012
Remainder of 2012	$ 110
2013	432
2014	400
2015	358
2016	331
2017	319
2018 - thereafter	1,296
Total	$3,246

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

Goldman Sachs September 2012 Form 10-Q	73

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of September 2012 and December 2011, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $36 billion and $42 billion, respectively. This amount reflects paydowns and cumulative losses of approximately $89 billion ($19 billion of which are cumulative losses) as of September 2012 and approximately $83 billion ($17 billion of which are cumulative losses) as of December 2011. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $560 million and total paydowns and cumulative losses of $1.49 billion ($499 million of which are cumulative losses) as of September 2012, and an outstanding principal balance of $635 million and total paydowns and cumulative losses of $1.42 billion ($465 million of which are cumulative losses) as of December 2011, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations, from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During both the three and nine months ended September 2012 and September 2011, the firm repurchased loans with an unpaid principal balance of less than $10 million. The loss related to the repurchase of these loans was not material for both the three and nine months ended September 2012 and September 2011.

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

74	Goldman Sachs September 2012 Form 10-Q

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims relating to these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of September 2012, the firm had not received material claims with respect to these indemnities and had not made material payments in connection with these claims.

The firm further agreed to provide indemnities to Ocwen not subject to a cap, which primarily relate to potential liabilities constituting fines or civil monetary penalties which could be imposed in settlements with certain terms with U.S. states attorneys general or in consent orders with certain terms with the Federal Reserve, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the FDIC or the New York State Department of Financial Services, in each case relating to Litton’s foreclosure and servicing practices while it was owned by the firm. Under the Litton sale agreement the firm also retained liabilities associated with claims related to Litton’s failure to maintain lender-placed mortgage insurance, obligations to repurchase certain loans from government-sponsored enterprises, subpoenas from one of Litton’s regulators, and fines or civil penalties imposed by the Federal Reserve or the New York State Department of Financial Services in connection with certain compliance matters. Management is unable to develop an estimate of the maximum potential amount of future payments under these indemnities because the firm has received no claims under these indemnities other than an immaterial amount with respect to government-sponsored enterprises. However, management does not believe, based on currently available information, that any payments under these indemnities will have a material adverse effect on the firm’s financial condition.

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

Goldman Sachs September 2012 Form 10-Q	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Guaranteed Minimum Death and Income Benefits. In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $5.45 billion and $5.52 billion of contract holder account balances as of September 2012 and December 2011, respectively, for such benefits. The weighted average attained age of these contract holders was 69 years for both September 2012 and December 2011.

The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.25 billion and $1.51 billion as of September 2012 and December 2011, respectively. See Note 17 for further information about the reserves recorded in “Other liabilities and accrued expenses” related to guaranteed minimum death and income benefits.

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

	As of September 2012
		Maximum Payout/Notional Amount by Period of Expiration
in millions	Carrying Value of Net Liability	Remainder of 2012	2013- 2014	2015- 2016	2017- Thereafter	Total
Derivatives [1]	$10,380	$222,571	$389,958	$86,756	$69,552	$768,837
Securities lending indemnifications [2]	—	29,932	—	—	—	29,932
Other financial guarantees [3]	163	204	857	1,018	1,246	3,325

1.

These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore these amounts do not reflect the firm’s overall risk related to its derivative activities. As of December 2011, the carrying value of the net liability related to derivative guarantees was $11.88 billion.

2.

Collateral held by the lenders in connection with securities lending indemnifications was $30.82 billion as of September 2012. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

3.

Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments. As of December 2011, the carrying value of the net liability related to other financial guarantees was $205 million.

76	Goldman Sachs September 2012 Form 10-Q

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of September 2012 and December 2011.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of September 2012 and December 2011.

Goldman Sachs September 2012 Form 10-Q	77

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

Note 19.

Shareholders’ Equity

Common Equity

On October 15, 2012, the Board of Directors of Group Inc. (Board) increased the firm’s quarterly dividend to $0.50 per common share from $0.46 per common share. The dividend will be paid on December 28, 2012 to common shareholders of record on November 30, 2012.

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

During the three and nine months ended September 2012, the firm repurchased 11.8 million and 29.4 million shares of its common stock at an average cost per share of $106.17 and $106.07, for a total cost of $1.25 billion and $3.11 billion, respectively, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs to satisfy minimum statutory employee tax withholding requirements. Under these plans, during the nine months ended September 2012, employees remitted 33,477 shares with a total value of $3 million and the firm cancelled 8.9 million of RSUs with a total value of $947 million.

78	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Equity

The table below presents perpetual preferred stock issued and outstanding as of September 2012.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Dividend Rate	Redemption Value (in millions)
A	50,000	30,000	29,999	3 month LIBOR + 0.75%, with floor of 3.75% per annum	$ 750
B	50,000	32,000	32,000	6.20% per annum	800
C	25,000	8,000	8,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	200
D	60,000	54,000	53,999	3 month LIBOR + 0.67%, with floor of 4.00% per annum	1,350
E	17,500	17,500	17,500	3 month LIBOR + 0.77%, with floor of 4.00% per annum	1,750
F	5,000	5,000	5,000	3 month LIBOR + 0.77%, with floor of 4.00% per annum	500
	207,500	146,500	146,498		$5,350

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

In 2007, the Board authorized 17,500 shares of Series E Preferred Stock, and 5,000 shares of Series F Preferred Stock, in connection with the APEX Trusts. On June 1, 2012, Group Inc. issued 17,500 shares of Series E Preferred Stock to Goldman Sachs Capital II pursuant to the stock purchase contracts held by Goldman Sachs

Capital II. On September 4, 2012, Group Inc. issued 5,000 shares of Series F Preferred Stock to Goldman Sachs Capital III pursuant to the stock purchase contracts held by Goldman Sachs Capital III. Each share of Series E and Series F Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $100,000 and is redeemable at the option of the firm at any time subject to approval from the Federal Reserve Board and to certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 16 for further information about the APEX Trusts.

On October 24, 2012, Group Inc. issued 34,000 shares of perpetual 5.95% Non-Cumulative Preferred Stock, Series I, par value $0.01 per share (Series I Preferred Stock), out of a total of 34,500 shares of Series I Preferred Stock authorized for issuance. Each share of Series I Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option beginning November 10, 2017, subject to the approval of the Federal Reserve Board, at a redemption price equal to $25,000 plus accrued and unpaid dividends.

Goldman Sachs September 2012 Form 10-Q	79

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

The table below presents preferred dividends declared on preferred stock.

	Three Months Ended September				Nine Months Ended September
	2012		2011		2012		2011
	per share	in millions	per share	in millions	per share	in millions	per share	in millions
Series A	$ 239.58	$ 7	$239.58	$ 7	$ 718.74	$ 21	$ 710.93	$ 21
Series B	387.50	13	387.50	12	1,162.50	37	1,162.50	37
Series C	255.56	2	255.56	2	766.68	6	758.34	6
Series D	255.56	14	255.56	14	766.68	42	758.34	41
Series E	1,055.56	18	—	—	1,055.56	18	—	—
Series G	—	—	—	—	—	—	2,500.00	125	[1]
Total		$54		$35		$124		$230

1.	Excludes preferred dividends related to the redemption of the firm’s Series G Preferred Stock.

Accumulated Other Comprehensive Income/(Loss)

The tables below present accumulated other comprehensive income/(loss) by type.

	As of September 2012
in millions	Currency translation adjustment, net of tax	Pension and postretirement liability adjustments, net of tax	Net unrealized gains/(losses) on available-for-sale securities, net of tax		Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(225)	$(374)	$ 83		$(516)
Other comprehensive income/(loss)	(63)	13	184		134
Balance, end of period	$(288)	$(361)	$267	[1]	$(382)

	As of December 2011
in millions	Currency translation adjustment, net of tax	Pension and postretirement liability adjustments, net of tax	Net unrealized gains/(losses) on available-for-sale securities, net of tax		Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(170)	$(229)	$113		$(286)
Other comprehensive loss	(55)	(145)	(30)		(230)
Balance, end of year	$(225)	$(374)	$ 83	[1]	$(516)

1.	Substantially all consists of net unrealized gains on securities held by the firm’s insurance subsidiaries as of both September 2012 and December 2011.

80	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 20.

Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company and a financial holding company under the U.S. Bank Holding Company Act of 1956. As a bank holding company, the firm is subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s risk-based capital requirements (which are based on the ‘Basel 1’ Capital Accord of the Basel Committee). These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). The firm’s U.S. bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements.

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

The table below presents information regarding Group Inc.’s regulatory capital ratios.

	As of
$ in millions	September 2012	December 2011
Tier 1 capital	$ 65,230	$ 63,262
Tier 2 capital	$ 13,425	$ 13,881
Total capital	$ 78,655	$ 77,143
Risk-weighted assets	$435,331	$457,027
Tier 1 capital ratio	15.0%	13.8%
Total capital ratio	18.1%	16.9%
Tier 1 leverage ratio	7.2%	7.0%

RWAs under the Federal Reserve Board’s risk-based capital requirements are calculated based on the amount of market risk and credit risk. RWAs for market risk are determined by reference to the firm’s Value-at-Risk (VaR) model, supplemented by other measures to capture risks not reflected in the firm’s VaR model. Credit risk for on-balance sheet assets is based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional amount of each trade. All such assets and amounts are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or qualifying securities firm or other entity (or if collateral is held, depending on the nature of the collateral).

Tier 1 leverage ratio is defined as Tier 1 capital under Basel 1 divided by average adjusted total assets (which includes adjustments for disallowed goodwill and intangible assets, and the carrying value of equity investments in non-financial companies that are subject to deductions from Tier 1 capital).

Goldman Sachs September 2012 Form 10-Q	81

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

In accordance with the “Collins Amendment” of the Dodd-Frank Act, the Agencies have proposed risk-based capital floors for the capital ratios. Furthermore, the June 2012 proposals include provisions which, if enacted as proposed, would modify these risk-based capital floors.

82	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Basel Committee has published its final provisions for assessing the global systemic importance of banking institutions and the range of additional Tier 1 common equity that should be maintained by banking institutions deemed to be globally systemically important. The additional capital for these institutions would initially range from 1% to 2.5% of Tier 1 common equity and could be as much as 3.5% for a bank that increases its systemic footprint (e.g., by increasing total assets). In November 2012, the Financial Stability Board (established at the direction of the leaders of the Group of 20) indicated that the firm would be required to hold an additional 1.5% of Tier 1 common equity as a globally systemically important bank under the Basel Committee’s methodology. Therefore, depending upon any future revisions to this provisional additional Tier 1 common equity requirement and the manner and timing of the U.S. banking regulators’ implementation of the Basel Committee’s methodology, the firm expects that the minimum Tier 1 common ratio requirement applicable to the firm will include this additional capital assessment. The firm expects that globally systemically important banking institutions will be required to meet the capital surcharges on a phased-in basis from 2016 through 2019.

The Basel Committee also published its final provisions for calculating incremental capital requirements for domestic systemically important banks. The provisions are complementary to the framework outlined above for global systemically important banks, but are more principles-based in order to provide an appropriate degree of national discretion. These provisions may impact the regulatory capital requirements of GS Bank USA, but the exact impact will depend on how they are implemented by the U.S. banking regulators.

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

Goldman Sachs September 2012 Form 10-Q	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bank Subsidiaries

GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Bureau of Consumer Financial Protection, and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel 1 as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. Under the regulatory framework for prompt corrective action that is applicable to GS Bank USA, in order to be considered a “well-capitalized” depository institution, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. GS Bank USA has agreed with the Federal Reserve Board to maintain minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. As noted in the table below, GS Bank USA was in compliance with these minimum capital requirements as of September 2012 and December 2011.

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel 1 as implemented by the Federal Reserve Board.

	As of
$ in millions	September 2012	December 2011
Tier 1 capital	$ 20,333	$ 19,251
Tier 2 capital	$ 33	$ 6
Total capital	$ 20,366	$ 19,257
Risk-weighted assets	$112,922	$112,824
Tier 1 capital ratio	18.0%	17.1%
Total capital ratio	18.0%	17.1%
Tier 1 leverage ratio	17.8%	18.5%

GS Bank USA is currently working to implement the Basel 2 framework, as implemented by the Federal Reserve Board. Similar to the firm’s requirement as a bank holding company, GS Bank USA is required to adopt Basel 2, once approved to do so by regulators. GS Bank USA will also be impacted by the modified market risk regulatory capital framework outlined above, which will be implemented in January 2013. In addition, the capital requirements for GS Bank USA are expected to be impacted by the June 2012 proposed modifications to the Agencies’ capital adequacy regulations outlined above. If enacted as proposed, these proposals would also change the regulatory framework for prompt corrective action that is applicable to GS Bank USA. The firm also expects that GS Bank USA will be impacted by aspects of the Dodd-Frank Act, including new stress tests.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution held at the Federal Reserve Bank was approximately $49.72 billion and $40.06 billion as of September 2012 and December 2011, respectively, which exceeded required reserve amounts by $49.42 billion and $39.51 billion as of September 2012 and December 2011, respectively.

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

GSIB, a wholly-owned credit institution, regulated by the FSA, and GS Bank Europe, a wholly-owned credit institution, regulated by the Central Bank of Ireland, are both subject to minimum capital requirements. As of September 2012 and December 2011, GSIB and GS Bank Europe were in compliance with all regulatory capital requirements.

84	Goldman Sachs September 2012 Form 10-Q

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

As of September 2012 and December 2011, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $13.24 billion and $11.24 billion, respectively, which exceeded the amount required by $11.41 billion and $9.34 billion, respectively. As of September 2012 and December 2011, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $2.21 billion and $2.10 billion, respectively, which exceeded the amount required by $2.08 billion and $2.00 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of September 2012 and December 2011, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Insurance Subsidiaries

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the FSA and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of September 2012 and December 2011.

Other Non-U.S. Regulated Subsidiaries

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements imposed by the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of September 2012 and December 2011, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 2012 and December 2011, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of September 2012 and December 2011, Group Inc. was required to maintain approximately $30.89 billion and $25.53 billion, respectively, of minimum equity capital in these regulated subsidiaries. This minimum equity capital requirement includes certain restrictions imposed by federal and state laws as to the payment of dividends to Group Inc. by its regulated subsidiaries. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

Goldman Sachs September 2012 Form 10-Q	85

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2012	2011	2012	2011
Numerator for basic and diluted EPS — net earnings/(loss) applicable to common shareholders	$1,458	$(428)	$4,459	$1,532
Denominator for basic EPS — weighted average number of common shares	491.2	518.2	501.1	530.1
Effect of dilutive securities:
RSUs	12.0	—	10.8	14.0
Stock options and warrants	7.7	—	8.2	22.5
Dilutive potential common shares	19.7	—	19.0	36.5
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	510.9	518.2	520.1	566.6
Basic EPS	$2.95	$(0.84)	$8.85	$2.84
Diluted EPS	2.85	(0.84)	8.57	2.70

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.02 for the three months ended September 2012 and an increase in basic and diluted loss per common share of $0.01 for the three months ended

September 2011, and a reduction in basic EPS of $0.05 for both the nine months ended September 2012 and September 2011.

The diluted EPS computations in the table above do not include the following:

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	52.4	123.4	52.4	6.4

86	Goldman Sachs September 2012 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Fees earned from affiliated funds	$ 602	$ 663	$1,947	$2,104

	As of
in millions	September 2012	December 2011
Fees receivable from funds	$ 622	$ 721
Aggregate carrying value of interests in funds	15,095	14,960

As of September 2012 and December 2011, the firm had outstanding loans and guarantees to certain of its funds of $637 million and $289 million, respectively, which are collateralized by certain fund assets. These amounts relate primarily to certain real estate funds for which the firm voluntarily provided financial support to alleviate liquidity constraints during the financial crisis and, more recently, to enable them to fund investment opportunities. As of September 2012 and December 2011, the firm had no outstanding commitments to extend credit to these funds.

The Volcker Rule, as currently drafted, would restrict the firm from providing additional voluntary financial support to these funds after July 2014 (subject to extension by the Federal Reserve Board). As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to these funds; however, in the event that such support is provided, the amount of any such support is not expected to be material. In addition, in the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

Goldman Sachs September 2012 Form 10-Q	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest income is recorded on an accrual basis based on contractual interest rates. The table below presents the sources of interest income and interest expense.

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Interest income
Deposits with banks	$38	$32	$111	$88
Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	(74)	170	(49)	572
Financial instruments owned, at fair value	2,324	2,755	7,334	8,218
Other interest [2]	341	397	1,121	1,264
Total interest income	2,629	3,354	8,517	10,142
Interest expense
Deposits	106	65	292	205
Securities loaned and securities sold under agreements to repurchase	188	266	615	703
Financial instruments sold, but not yet purchased, at fair value	594	585	1,783	1,844
Short-term borrowings [3]	133	150	453	401
Long-term borrowings [3]	941	829	2,841	2,471
Other interest [4]	(169)	103	(374)	391
Total interest expense	1,793	1,998	5,610	6,015
Net interest income	$836	$1,356	$2,907	$4,127

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received and interest expense on customer credit balances and other interest-bearing liabilities.

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

88	Goldman Sachs September 2012 Form 10-Q

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of September 2012
U.S. Federal [1]	2005
New York State and City [2]	2004
United Kingdom	2007
Japan [3]	2008
Hong Kong	2005
Korea	2008

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

Goldman Sachs September 2012 Form 10-Q	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings/(loss) and total assets.

		For the Three Months Ended or as of September		For the Nine Months Ended or as of September
in millions		2012	2011	2012	2011
Investment Banking	Net revenues	$ 1,164	$ 781	$ 3,521	$ 3,498
	Operating expenses	825	541	2,560	2,445
	Pre-tax earnings	$ 339	$ 240	$ 961	$ 1,053
	Segment assets	$ 1,765	$ 2,136	$ 1,765	$ 2,136
Institutional Client Services	Net revenues [1]	$ 4,184	$ 4,062	$ 13,782	$ 14,224
	Operating expenses	3,186	2,631	10,016	10,255
	Pre-tax earnings	$ 998	$ 1,431	$ 3,766	$ 3,969
	Segment assets	$842,950	$845,055	$842,950	$845,055
Investing & Lending	Net revenues	$ 1,804	$ (2,479)	$ 3,918	$ 1,270
	Operating expenses	1,002	86	2,216	1,864
	Pre-tax earnings/(loss)	$ 802	$ (2,565)	$ 1,702	$ (594)
	Segment assets	$ 92,541	$ 87,712	$ 92,541	$ 87,712
Investment Management	Net revenues	$ 1,199	$ 1,223	$ 3,706	$ 3,770
	Operating expenses	977	989	3,037	3,112
	Pre-tax earnings	$ 222	$ 234	$ 669	$ 658
	Segment assets	$ 11,951	$ 14,006	$ 11,951	$ 14,006
Total	Net revenues	$ 8,351	$ 3,587	$ 24,927	$ 22,762
	Operating expenses	6,053	4,317	18,033	17,840
	Pre-tax earnings/(loss)	$ 2,298	$ (730)	$ 6,894	$ 4,922
	Total assets	$949,207	$948,909	$949,207	$948,909

1.

Includes $30 million and $31 million for the three months ended September 2012 and September 2011, respectively, and $81 million for both the nine months ended September 2012 and September 2011, of realized gains on available-for-sale securities held in the firm’s insurance subsidiaries.

Total operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•

net provisions for a number of litigation and regulatory proceedings of $62 million and $59 million for the three months ended September 2012 and September 2011, respectively, and $188 million and $128 million for the nine months ended September 2012 and September 2011, respectively;

•	charitable contributions of $12 million and $25 million for the nine months ended September 2012 and September 2011, respectively; and
•

real estate-related exit costs of $1 million and $11 million for the three months ended September 2012 and September 2011, respectively, and $4 million and $11 million for the nine months ended September 2012 and September 2011, respectively. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the condensed consolidated statements of earnings.

90	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the amounts of net interest income or interest expense included in net revenues, and the amounts of depreciation and amortization expense included in pre-tax earnings.

	Three Months Ended September			Nine Months Ended September
in millions	2012		2011	2012		2011
Investment Banking	$(4)		$—	$(13)		$ —
Institutional Client Services	813		1,243	2,799		3,375
Investing & Lending	2		60	9		595
Investment Management	25		53	112		157
Total net interest	$836		$1,356	$2,907		$4,127

	Three Months Ended September			Nine Months Ended September
in millions	2012		2011	2012		2011
Investment Banking	$36		$44	$117		$ 133
Institutional Client Services	188		230	559		753
Investing & Lending	119		56	406		318
Investment Management	52		59	155		151
Total depreciation and amortization	$396	[1]	$389	$1,238	[1]	$1,355

1.	Includes real estate-related exit costs of $1 million for both the three and nine months ended September 2012 that have not been allocated to the firm’s segments.

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

•	Investing & Lending: Investing: location of the investment; Lending: location of the client.

•	Investment Management: location of the sales team.

Goldman Sachs September 2012 Form 10-Q	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the total net revenues and pre-tax earnings/(loss) of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings/(loss) (excluding Corporate) for each geographic region.

	Three Months Ended September				Nine Months Ended September
$ in millions	2012		2011		2012		2011
Net revenues
Americas [1]	$5,114	61%	$2,485	69%	$14,807	59%	$14,149	62%
EMEA [2]	2,160	26	1,349	38	6,660	27	5,974	26
Asia [3]	1,077	13	(247)	(7)	3,460	14	2,639	12
Total net revenues	$8,351	100%	$3,587	100%	$24,927	100%	$22,762	100%
Pre-tax earnings/(loss)
Americas [1]	$1,401	59%	$ 92	N.M.	$ 3,943	56%	$ 3,567	70%
EMEA [2]	709	30	107	N.M.	2,279	32	1,678	33
Asia [3]	251	11	(859)	N.M.	876	12	(159)	(3)
Subtotal	2,361	100%	(660)	100%	7,098	100%	5,086	100%
Corporate [4]	(63)		(70)		(204)		(164)
Total pre-tax earnings/(loss)	$2,298		$ (730)		$ 6,894		$ 4,922

1.	Substantially all relates to the U.S.

2.	EMEA (Europe, Middle East and Africa).

3.	Asia also includes Australia and New Zealand.

4.

Consists of net provisions for a number of litigation and regulatory proceedings of $62 million and $59 million for the three months ended September 2012 and September 2011, respectively, and $188 million and $128 million for the nine months ended September 2012 and September 2011, respectively; charitable contributions of $12 million and $25 million for the nine months ended September 2012 and September 2011, respectively; and real estate-related exit costs of $1 million and $11 million for the three months ended September 2012 and September 2011, respectively, and $4 million and $11 million for the nine months ended September 2012 and September 2011, respectively.

92	Goldman Sachs September 2012 Form 10-Q

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

The table below presents the credit concentrations in assets held by the firm. As of September 2012 and December 2011, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

	As of
$ in millions	September 2012	December 2011
U.S. government and federal agency obligations [1]	$116,426	$103,468
% of total assets	12.3%	11.2%
Non-U.S. government and agency obligations 1, [2]	$ 62,952	$ 49,025
% of total assets	6.6%	5.3%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

2.	Principally related to Germany, Japan and the United Kingdom as of both September 2012 and December 2011.

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

	As of
in millions	September 2012	December 2011
U.S. government and federal agency obligations	$69,330	$ 94,603
Non-U.S. government and agency obligations [1]	90,930	110,178

1.	Principally consisting of securities issued by the governments of Germany and France.

Goldman Sachs September 2012 Form 10-Q	93

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

With respect to proceedings described below for which management has been able to estimate a range of reasonably possible loss where (i) plaintiffs have claimed an amount of money damages, (ii) the firm is being sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2012 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular proceeding or proceedings of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such proceedings and for any other proceedings described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $3.6 billion.

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

IPO Process Matters. Group Inc. and GS&Co. are among the numerous financial services companies that have been named as defendants in a variety of lawsuits alleging improprieties in the process by which those companies participated in the underwriting of public offerings.

GS&Co. has been named as a defendant in an action commenced on May 15, 2002 in New York Supreme Court, New York County, by an official committee of unsecured creditors on behalf of eToys, Inc., alleging that the firm intentionally underpriced eToys, Inc.’s initial public offering. The action seeks, among other things, unspecified compensatory damages resulting from the alleged lower amount of offering proceeds. On appeal from rulings on GS&Co.’s motion to dismiss, the New York Court of Appeals dismissed claims for breach of contract, professional malpractice and unjust enrichment, but permitted claims for breach of fiduciary duty and fraud to continue. On remand, the lower court granted GS&Co.’s motion for summary judgment and, on December 8, 2011, the appellate court affirmed the lower court’s decision. On September 6, 2012, the New York Court of Appeals granted the creditors’ motion for leave to appeal.

Group Inc. and certain of its affiliates have, together with various underwriters in certain offerings, received subpoenas and requests for documents and information from various governmental agencies and self-regulatory organizations in connection with investigations relating to the public offering process. Goldman Sachs has cooperated with these investigations.

94	Goldman Sachs September 2012 Form 10-Q

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

The district court rejected the claims against GSI and ABN AMRO, but found World Online liable in an amount to be determined. On appeal, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court, holding that certain of the alleged disclosure deficiencies were actionable as to GSI and ABN AMRO. On further appeal, the Netherlands Supreme Court affirmed the rulings of the Court of Appeals, except that it found certain additional aspects of the offering materials actionable and held that individual investors could potentially hold GSI and ABN AMRO responsible for certain public statements and press releases by World Online and its former CEO. The parties entered into a definitive settlement agreement, dated July 15, 2011, and GSI has paid the full amount of its proposed contribution. In the first quarter of 2012, GSI entered into a settlement agreement, subject to certain conditions, with respect to a claim filed by another shareholders’ association relating to approximately €4 million of World Online shares. Other shareholders have made demands for compensation of alleged damages, and GSI and other syndicate members are discussing the possibility of settlement with certain of these shareholders.

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

Adelphia Communications Fraudulent Conveyance Litigation. GS&Co. is named as a defendant in two proceedings commenced in the U.S. Bankruptcy Court for the Southern District of New York, one on July 6, 2003 by a creditors committee, and the second on or about July 31, 2003 by an equity committee of Adelphia Communications, Inc. Those proceedings were consolidated in a single amended complaint filed by the Adelphia Recovery Trust on October 31, 2007. The complaint seeks, among other things, to recover, as fraudulent conveyances, approximately $62.9 million allegedly paid to GS&Co. by Adelphia Communications, Inc. and its affiliates in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia Communications, Inc. The district court assumed jurisdiction over the action and, on April 8, 2011, granted GS&Co.’s motion for summary judgment. The plaintiff appealed on May 6, 2011.

Goldman Sachs September 2012 Form 10-Q	95

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

SLKS, Spear, Leeds & Kellogg, L.P. and Group Inc. are among numerous defendants named in purported class actions brought beginning in October 2003 on behalf of investors in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws and state common law in connection with NYSE floor specialist activities. The actions, which have been consolidated, seek unspecified compensatory damages, restitution and disgorgement on behalf of purchasers and sellers of unspecified securities between October 17, 1998 and October 15, 2003. By a decision dated March 14, 2009, the district court granted plaintiffs’ motion for class certification. The defendants’ petition with the U.S. Court of Appeals for the Second Circuit seeking review of the certification ruling was denied, and the specialist defendants’ petition for a rehearing and/or rehearing en banc was denied on February 24, 2010. On October 24, 2012, the parties entered into a definitive settlement agreement, subject to court approval. The firm has reserved the full amount of its proposed contribution to the settlement.

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

96	Goldman Sachs September 2012 Form 10-Q

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

Goldman Sachs September 2012 Form 10-Q	97

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

On January 6, 2011, ACA Financial Guaranty Corp. filed an action against GS&Co. in respect of the ABACUS 2007-AC1 transaction in New York Supreme Court, New York County. The complaint includes allegations of fraudulent inducement, fraudulent concealment and unjust enrichment and seeks at least $30 million in compensatory damages, at least $90 million in punitive damages and unspecified disgorgement. On April 25, 2011, the plaintiff filed an amended complaint and, on June 3, 2011, GS&Co. moved to dismiss the amended complaint. By a decision dated April 23, 2012, the court granted the motion to dismiss as to the unjust enrichment claim and denied the motion as to the other claims, and on May 29, 2012, GS&Co. appealed the decision to the extent that its motion was denied and filed counterclaims for breach of contract and fraudulent inducement, and third-party claims against ACA Management, LLC for breach of contract, unjust enrichment and indemnification. ACA Financial Guaranty Corp. and ACA Management, LLC moved to dismiss GS&Co.’s counterclaims and third-party claims on August 31, 2012.

Since July 1, 2011, two putative shareholder derivative actions have been filed in the U.S. District Court for the Southern District of New York against Group Inc., the Board and certain officers and employees of Group Inc. and Litton in connection with the servicing of residential mortgage loans and other mortgage-related activities beginning in January 2009. The complaints generally include allegations of breach of fiduciary duty, waste, abuse of control, and mismanagement and seek, among other things, declaratory relief, unspecified damages and certain governance reforms. The district court consolidated the actions, and, on December 20, 2011, the plaintiffs filed a consolidated amended complaint. On August 14, 2012, the district court dismissed all of the plaintiffs’ claims and the time to appeal has run.

In addition, the Board has received books and records demands from several shareholders for materials relating to, among other subjects, the firm’s mortgage servicing and foreclosure activities, participation in federal programs providing assistance to financial institutions and homeowners, loan sales to Fannie Mae and Freddie Mac, mortgage-related activities and conflicts management.

Since April 23, 2010, the Board has received letters from shareholders demanding that the Board take action to address alleged misconduct by GS&Co., the Board and certain officers and employees of Group Inc. and its affiliates. These demands, which the Board has rejected, generally alleged misconduct in connection with the firm’s securitization practices, including the ABACUS 2007-AC1 transaction, the alleged failure by Group Inc. to adequately disclose the SEC investigation that led to the SEC Action, and Group Inc.’s 2009 compensation practices. An additional demand that the Board investigate and take action was received from another shareholder in June 2012, relating to the firm’s mortgage-related activities and to stock sales by certain directors and executives of the firm.

98	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, beginning April 26, 2010, a number of purported securities law class actions have been filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market and the SEC investigation that led to the SEC Action. The purported class action complaints, which name as defendants Group Inc. and certain officers and employees of Group Inc. and its affiliates, have been consolidated, generally allege violations of Sections 10(b) and 20(a) of the Exchange Act and seek unspecified damages. Plaintiffs filed a consolidated amended complaint on July 25, 2011. On October 6, 2011, the defendants moved to dismiss, and by a decision dated June 21, 2012, the district court dismissed the claims based on Group Inc.’s not disclosing that it had received a “Wells” notice from the staff of the SEC related to the ABACUS 2007-AC1 transaction, but permitted the plaintiffs’ other claims to proceed.

GS&Co., Goldman Sachs Mortgage Company (GSMC) and GS Mortgage Securities Corp. (GSMSC) and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissionary damages. The defendants’ motion to dismiss the second amended complaint was granted with leave to replead certain claims. On March 31, 2010, the plaintiff filed a third amended complaint relating to two offerings, which the defendants moved to dismiss. This motion to dismiss was denied as to the plaintiff’s Section 12(a)(2) claims and granted as to the plaintiff’s Section 11 claims, and the plaintiff’s motion for reconsideration was denied. The plaintiff filed a motion for entry of final judgment or certification of an interlocutory appeal as to plaintiff’s Section 11 claims, which was denied. The plaintiff then filed a motion for leave to amend to reinstate the damages claims based on allegations that it had sold its securities, which was denied. On May 5, 2011, the court granted plaintiff’s motion for entry of a final judgment dismissing all its claims. The plaintiff appealed from the dismissal with respect to all 17 of the offerings included in its original complaint. By a decision dated September 6, 2012, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiff’s claims with respect to 10 of the offerings included in plaintiff’s original complaint but vacated the dismissal and remanded the case to the district court with instructions to reinstate the plaintiff’s claims with respect to the other seven offerings. On October 26, 2012, the defendants filed a petition for certiorari with the U.S. Supreme Court seeking review of the Second Circuit decision. On October 31, 2012, the plaintiff served defendants with a fourth amended complaint relating to those seven offerings, plus seven additional offerings. On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to an additional offering pursuant to the 2007 registration statement. The district court twice granted defendants’ motions to dismiss this separate action, both times with leave to replead. On July 9, 2012, that separate plaintiff filed a second amended complaint, and the defendants moved to dismiss on September 21, 2012. The securitization trusts issued, and GS&Co. underwrote, approximately $11 billion principal amount of certificates to all purchasers in the fourteen offerings at issue in the initial plaintiff’s fourth amended complaint and the one offering at issue in the separate plaintiff’s second amended complaint.

Goldman Sachs September 2012 Form 10-Q	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Group Inc., GS&Co., GSMC and GSMSC are among the defendants in a separate putative class action commenced on February 6, 2009 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2006. The other original defendants include three current or former Goldman Sachs employees and various rating agencies. The second amended complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory and rescissionary damages. Defendants moved to dismiss the second amended complaint. On January 12, 2011, the district court granted the motion to dismiss with respect to offerings in which plaintiff had not purchased securities as well as all claims against the rating agencies, but denied the motion to dismiss with respect to a single offering in which the plaintiff allegedly purchased securities. These trusts issued, and GS&Co. underwrote, approximately $698 million principal amount of certificates to all purchasers in the offerings at issue in the complaint (excluding those offerings for which the claims have been dismissed). On February 2, 2012, the district court granted the plaintiff’s motion for class certification and on June 13, 2012, the U.S. Court of Appeals for the Second Circuit granted defendants’ petition to review that ruling. On July 31, 2012, the parties reached a settlement, subject to court approval. The firm has paid the full amount of the proposed settlement into an escrow account.

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

Various alleged purchasers of, and counterparties involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including certain Allstate affiliates, Basis Yield Alpha Fund (Master), Bayerische Landesbank, Cambridge Place Investment Management Inc., the Charles Schwab Corporation, Deutsche Zentral-Genossenschaftbank, the FDIC (as receiver for Guaranty Bank), the Federal Home Loan Banks of Boston, Chicago, Indianapolis and Seattle, the FHFA (as conservator for Fannie Mae and Freddie Mac), Heungkuk Life Insurance Co. Limited (Heungkuk), HSH Nordbank, IKB Deutsche Industriebank AG, Landesbank Baden-Württemberg, Massachusetts Mutual Life Insurance Company, MoneyGram Payment Systems, Inc., the National Credit Union Administration, Phoenix Light SF Limited and related parties, Prudential Insurance Company of America and related parties, Sealink Funding Limited, Stichting Pensioenfonds ABP, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company, Watertown Savings Bank, The Western and Southern Life Insurance Co., John Hancock and related parties, and Royal Park Investments SA/NV) have filed complaints in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material facts and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

100	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A number of other entities (including American International Group, Inc. (AIG), Deutsche Bank National Trust Company, John Hancock and related parties, M&T Bank and Norges Bank Investment Management) have threatened to assert claims of various types against the firm in connection with various mortgage-related transactions, and the firm has entered into agreements with a number of these entities to toll the relevant statute of limitations.

As of the date hereof, the aggregate notional amount of mortgage-related securities sold to plaintiffs in active cases brought against the firm where those plaintiffs are seeking rescission of such securities was approximately $20.1 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the threatened claims noted above, potential claims by these or other purchasers in the same or other mortgage-related offerings that have not actually been brought against the firm, or claims that have been dismissed.

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

Group Inc., GS&Co. and GSMC are among the numerous financial services firms named as defendants in a qui tam action originally filed by a relator on April 7, 2010 purportedly on behalf of the City of Chicago and State of Illinois in Cook County, Illinois Circuit Court asserting claims under the Illinois Whistleblower Reward and Protection Act and Chicago False Claims Act, based on allegations that defendants had falsely certified compliance with various Illinois laws, which were purportedly violated in connection with mortgage origination and servicing activities. The complaint, which was originally filed under seal, seeks treble damages and civil penalties. Plaintiff filed an amended complaint on December 28, 2011, naming GS&Co. and GSMC, among others, as additional defendants and a second amended complaint on February 8, 2012. On March 12, 2012, the action was removed to the U.S. District Court for the Northern District of Illinois, and on September 17, 2012 the district court granted the plaintiff’s motion to remand the action to state court.

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

Goldman Sachs September 2012 Form 10-Q	101

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

IndyMac Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a putative securities class action filed on May 14, 2009 in the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various securitizations of mortgage-related assets violated the disclosure requirements of the federal securities laws. The defendants include IndyMac-related entities formed in connection with the securitizations, the underwriters of the offerings, certain ratings agencies which evaluated the credit quality of the securities, and certain former officers and directors of IndyMac affiliates. On November 2, 2009, the underwriters moved to dismiss the complaint. The motion was granted in part on February 17, 2010 to the extent of dismissing claims based on offerings in which no plaintiff purchased, and the court reserved judgment as to the other aspects of the motion. By a decision dated June 21, 2010, the district court formally dismissed all claims relating to offerings in which no named plaintiff purchased certificates (including all offerings underwritten by GS&Co.), and both granted and denied the defendants’ motions to dismiss in various other respects. On October 12, 2012, the plaintiffs filed a motion seeking reinstatement of claims relating to 42 offerings previously dismissed for lack of standing. GS&Co. was a co-underwriter for one of the 42 offerings; however, the plaintiffs’ motion does not seek to add GS&Co. as a defendant. On May 17, 2010, four additional investors filed a motion seeking to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). The defendants opposed the motion on the ground that the putative intervenors’ claims were time-barred and, on June 21, 2011, the court denied the motion to intervene with respect to, among others, the claims based on the offerings underwritten by GS&Co. Certain of the putative intervenors (including those seeking to assert claims based on two offerings underwritten by GS&Co.) have appealed.

GS&Co. underwrote approximately $751 million principal amount of securities to all purchasers in the offerings at issue in the May 2010 motion to intervene. On July 11, 2008, IndyMac Bank was placed under an FDIC receivership, and on July 31, 2008, IndyMac Bancorp, Inc. filed for Chapter 7 bankruptcy in the U.S. Bankruptcy Court in Los Angeles, California.

102	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

RALI Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a putative securities class action initially filed in September 2008 in New York Supreme Court, and subsequently removed to the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various offerings of mortgage-backed pass-through certificates violated the disclosure requirements of the federal securities laws. In addition to the underwriters, the defendants include Residential Capital, LLC (ResCap), Residential Accredit Loans, Inc. (RALI), Residential Funding Corporation (RFC), Residential Funding Securities Corporation (RFSC), and certain of their officers and directors. On March 31, 2010, the defendants’ motion to dismiss was granted in part and denied in part by the district court, resulting in dismissal on the basis of standing of all claims relating to offerings in which no plaintiff purchased securities. In June and July 2010, the lead plaintiff and five additional investors moved to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). On April 28, 2011, the court granted defendants’ motion to dismiss as to certain of these claims (including those relating to one offering underwritten by GS&Co. based on a release in an unrelated settlement), but otherwise permitted the intervenor case to proceed. Class certification of the claims based on the pre-intervention offerings was initially denied by the district court, and that denial was upheld on appeal; however, following remand, on October 15, 2012, the district court certified a class in connection with the pre-intervention offerings. The certified class consists of investors “who bought the securities on the date of offering directly from the issuers.” On November 5, 2012, the defendants sought leave from the U.S. Court of Appeals to appeal the certification order.

GS&Co. underwrote approximately $1.28 billion principal amount of securities to all purchasers in the offerings for which claims have not been dismissed. On May 14, 2012, ResCap, RALI and RFC filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York and the action has been stayed with respect to them, RFSC and certain of their officers and directors.

MF Global Securities Litigation. GS&Co. is among numerous underwriters named as defendants in class action complaints filed in the U.S. District Court for the Southern District of New York commencing November 18, 2011. These complaints generally allege that the offering materials for two offerings of MF Global Holdings Ltd. convertible notes (aggregating approximately $575 million in principal amount) in February 2011 and July 2011, among other things, failed to describe adequately the nature, scope and risks of MF Global’s exposure to European sovereign debt, in violation of the disclosure requirements of the federal securities laws. On August 20, 2012, the plaintiffs filed a consolidated amended complaint and on October 19, 2012, the defendants filed a motion to dismiss the amended complaint. GS&Co. underwrote an aggregate principal amount of approximately $214 million of the notes. On October 31, 2011, MF Global Holdings Ltd. filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Manhattan, New York.

GS&Co. has also received inquiries from various governmental and regulatory bodies and self-regulatory organizations concerning certain transactions with MF Global prior to its bankruptcy filing. Goldman Sachs is cooperating with all such inquiries.

Goldman Sachs September 2012 Form 10-Q	103

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

Goldman Sachs Asset Management International (GSAMI) is the defendant in an action filed on July 9, 2012 with the High Court of Justice in London by certain entities representing Vervoer, a Dutch pension fund, alleging that GSAMI was negligent in performing its duties as investment manager in connection with the allocation of the plaintiffs’ funds among asset managers in accordance with asset allocations provided by plaintiffs and that GSAMI breached its contractual and common law duties to the plaintiffs. Specifically, plaintiffs allege that GSAMI provided inadequate disclosure, caused their assets to be invested in unsuitable products for an extended period, thereby causing in excess of €81 million in losses, and caused them to be under-exposed for a period of time to certain other investments that performed well, thereby resulting in foregone potential gains. The plaintiffs are seeking unspecified monetary damages. On November 2, 2012, GSAMI served its defense to the allegations.

104	Goldman Sachs September 2012 Form 10-Q

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

Group Inc., GS&Co. and The Goldman, Sachs & Co. L.L.C. are defendants in an action brought by the founders and former majority shareholders of Dragon Systems, Inc. (Dragon) on November 18, 2008, alleging that the plaintiffs incurred losses due to GS&Co.’s financial advisory services provided in connection with the plaintiffs’ exchange of their purported $300 million interest in Dragon for stock of Lernout & Hauspie Speech Products, N.V. (L&H) in 2000. L&H filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Wilmington, Delaware on November 29, 2000. The action is pending in the United States District Court for the District of Massachusetts. The complaint, which was amended in November 2011 following the 2009 dismissal of certain of the plaintiffs’ initial claims, seeks unspecified compensatory, punitive and other damages, and alleges breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing, violation of state unfair trade practices laws, negligence, negligent and intentional misrepresentation, gross negligence, willful misconduct and bad faith. Former minority shareholders of Dragon have brought a similar action against GS&Co. with respect to their purported $49 million interest in Dragon, and this action has been consolidated with the action described above. All parties moved for summary judgment. By an order dated October 31, 2012, the court granted summary judgment with respect to certain counterclaims and an indemnification claim brought by the Goldman Sachs defendants against one of the shareholders, but denied summary judgment with respect to all other claims.

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

The European Commission announced in April 2011 that it is initiating proceedings to investigate further numerous financial services companies, including Group Inc., in connection with the supply of data related to credit default swaps and in connection with profit sharing and fee arrangements for clearing of credit default swaps, including potential anti-competitive practices. The proceedings in connection with the supply of data related to credit default swaps are ongoing but the proceedings related to profit sharing and fee arrangements for clearing of credit default swaps have been suspended indefinitely. The firm has received civil investigative demands from the U.S. Department of Justice (DOJ) for information on similar matters. Goldman Sachs is cooperating with the investigations and reviews.

Insider Trading Investigations. From time to time, the firm and its employees are the subject of or otherwise involved in regulatory investigations relating to insider trading, the potential misuse of material nonpublic information and the effectiveness of the firm’s insider trading controls and information barriers. It is the firm’s practice to cooperate fully with any such investigations.

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

Goldman Sachs September 2012 Form 10-Q	105

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

106	Goldman Sachs September 2012 Form 10-Q

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

In the second quarter of 2011, a Staff Report of the Senate Permanent Subcommittee on Investigations concerning the key causes of the financial crisis was issued. Goldman Sachs and another financial institution were used as case studies with respect to the role of investment banks. The report was referred to the DOJ and the SEC for review. The firm has cooperated with the investigations arising from this referral. On August 9, 2012, the DOJ announced that it had concluded its investigation and would not be bringing criminal charges against the firm or any of its current or former employees in connection with this matter.

Note 28.

Subsequent Event

On October 15, 2012, the firm completed the sale of its hedge fund administration business to State Street Corporation for approximately $515 million and will recognize a pre-tax gain of approximately $500 million during the fourth quarter of 2012. The historical operating results of the hedge fund administration business were not material to the firm.

Goldman Sachs September 2012 Form 10-Q	107

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2012, the related condensed consolidated statements of earnings for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

November 8, 2012

108	Goldman Sachs September 2012 Form 10-Q

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of consolidated average balances and interest rates.

	Three Months Ended September
	2012			2011
in millions, except rates	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 53,135	$ 38	0.28%	$ 38,298	$ 32	0.33%
U.S.	49,749	35	0.28	33,184	24	0.29
Non-U.S.	3,386	3	0.35	5,114	8	0.62
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	328,166	(74)	(0.09)	353,310	170	0.19
U.S.	185,144	(135)	(0.29)	212,051	(93)	(0.17)
Non-U.S.	143,022	61	0.17	141,259	263	0.74
Financial instruments owned, at fair value [1,2]	313,755	2,324	2.95	297,534	2,755	3.67
U.S.	191,000	1,552	3.23	187,405	1,787	3.78
Non-U.S.	122,755	772	2.50	110,129	968	3.49
Other interest-earning assets [3]	137,919	341	0.98	146,792	397	1.07
U.S.	90,586	234	1.03	102,620	221	0.85
Non-U.S.	47,333	107	0.90	44,172	176	1.58
Total interest-earning assets	832,975	2,629	1.26	835,934	3,354	1.59
Cash and due from banks	6,463			5,656
Other non-interest-earning assets [2]	104,106			127,653
Total assets	$943,544			$969,243
Liabilities
Interest-bearing deposits	$ 58,723	$ 106	0.72%	$ 40,432	$ 65	0.64%
U.S.	50,870	96	0.75	32,939	55	0.66
Non-U.S.	7,853	10	0.51	7,493	10	0.53
Securities loaned and securities sold under agreements to repurchase, at fair value	167,480	188	0.45	178,348	266	0.59
U.S.	112,004	90	0.32	109,042	63	0.23
Non-U.S.	55,476	98	0.70	69,306	203	1.16
Financial instruments sold, but not yet purchased [1,2]	98,815	594	2.39	105,930	585	2.19
U.S.	44,445	225	2.01	55,043	238	1.72
Non-U.S.	54,370	369	2.70	50,887	347	2.71
Commercial paper	756	—	0.14	2,416	1	0.20
U.S.	—	—	—	1,183	1	0.25
Non-U.S.	756	—	0.14	1,233	—	0.15
Other borrowings [4,5]	66,889	133	0.79	80,540	149	0.73
U.S.	45,408	111	0.97	52,674	109	0.82
Non-U.S.	21,481	22	0.41	27,866	40	0.57
Long-term borrowings 5, [6]	174,598	941	2.14	187,438	829	1.75
U.S.	168,330	913	2.16	179,438	779	1.72
Non-U.S.	6,268	28	1.78	8,000	50	2.48
Other interest-bearing liabilities [7]	210,475	(169)	(0.32)	211,356	103	0.19
U.S.	152,836	(274)	(0.71)	154,848	(173)	(0.44)
Non-U.S.	57,639	105	0.72	56,508	276	1.94
Total interest-bearing liabilities	777,736	1,793	0.92	806,460	1,998	0.98
Non-interest-bearing deposits	358			128
Other non-interest-bearing liabilities [2]	92,407			91,390
Total liabilities	870,501			897,978
Shareholders’ equity
Preferred stock	4,975			3,100
Common stock	68,068			68,165
Total shareholders’ equity	73,043			71,265
Total liabilities and shareholders’ equity	$943,544			$969,243
Interest rate spread			0.34%			0.61%
Net interest income and net yield on interest-earning assets		$ 836	0.40		$1,356	0.64
U.S.		525	0.40		867	0.64
Non-U.S.		311	0.39		489	0.65
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]
Assets			38.00%			35.97%
Liabilities			26.21			27.44

Goldman Sachs September 2012 Form 10-Q	109

Statistical Disclosures

	Nine Months Ended September
	2012			2011
in millions, except rates	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 50,086	$ 111	0.30%	$ 36,620	$ 88	0.32%
U.S.	46,363	94	0.27	31,121	68	0.29
Non-U.S.	3,723	17	0.61	5,499	20	0.49
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	341,542	(49)	(0.02)	350,695	572	0.22
U.S.	194,089	(359)	(0.25)	221,838	(161)	(0.10)
Non-U.S.	147,453	310	0.28	128,857	733	0.76
Financial instruments owned, at fair value [1,2]	304,312	7,334	3.22	291,927	8,218	3.76
U.S.	186,640	4,869	3.48	186,256	5,716	4.10
Non-U.S.	117,672	2,465	2.80	105,671	2,502	3.17
Other interest-earning assets [3]	135,594	1,121	1.10	142,942	1,264	1.18
U.S.	89,011	720	1.08	99,216	680	0.92
Non-U.S.	46,583	401	1.15	43,726	584	1.79
Total interest-earning assets	831,534	8,517	1.37	822,184	10,142	1.65
Cash and due from banks	6,760			4,670
Other non-interest-earning assets [2]	107,363			118,363
Total assets	$945,657			$945,217
Liabilities
Interest-bearing deposits	$ 53,644	$ 292	0.73%	$ 39,259	$ 205	0.70%
U.S.	45,932	262	0.76	32,476	179	0.74
Non-U.S.	7,712	30	0.52	6,783	26	0.51
Securities loaned and securities sold under agreements to repurchase, at fair value	174,131	615	0.47	175,246	703	0.54
U.S.	117,398	270	0.31	111,088	216	0.26
Non-U.S.	56,733	345	0.81	64,158	487	1.01
Financial instruments sold, but not yet purchased [1,2]	96,514	1,783	2.47	103,871	1,844	2.37
U.S.	42,411	579	1.82	54,214	739	1.82
Non-U.S.	54,103	1,204	2.97	49,657	1,105	2.98
Commercial paper	1,039	2	0.24	1,744	3	0.21
U.S.	110	1	0.62	443	1	0.25
Non-U.S.	929	1	0.19	1,301	2	0.20
Other borrowings [4,5]	70,710	451	0.85	75,123	398	0.71
U.S.	47,955	373	1.04	48,902	339	0.93
Non-U.S.	22,755	78	0.46	26,221	59	0.30
Long-term borrowings 5, [6]	177,351	2,841	2.14	186,428	2,471	1.77
U.S.	170,680	2,714	2.12	179,499	2,327	1.73
Non-U.S.	6,671	127	2.54	6,929	144	2.78
Other interest-bearing liabilities [7]	208,968	(374)	(0.24)	202,636	391	0.26
U.S.	152,723	(763)	(0.67)	148,683	(322)	(0.29)
Non-U.S.	56,245	389	0.92	53,953	713	1.77
Total interest-bearing liabilities	782,357	5,610	0.96	784,307	6,015	1.03
Non-interest-bearing deposits	264			146
Other non-interest-bearing liabilities [2]	91,286			87,331
Total liabilities	873,907			871,784
Shareholders’ equity
Preferred stock	3,850			4,257
Common stock	67,900			69,176
Total shareholders’ equity	71,750			73,433
Total liabilities and shareholders’ equity	$945,657			$945,217
Interest rate spread			0.41%			0.62%
Net interest income and net yield on interest-earning assets		$2,907	0.47		$ 4,127	0.67
U.S.		1,888	0.49		2,824	0.70
Non-U.S.		1,019	0.43		1,303	0.61
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]
Assets			37.93%			34.51%
Liabilities			26.22			26.65

110	Goldman Sachs September 2012 Form 10-Q

Statistical Disclosures

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

5.	Interest rates include the effects of interest rate swaps accounted for as hedges.

6.	Consists of long-term secured financings and unsecured long-term borrowings.

7.	Primarily consists of certain payables to customers and counterparties.

8.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

Ratios

The table below presents selected financial ratios.

	Three Months Ended September		Nine Months Ended September
	2012	2011	2012	2011
Annualized net earnings to average assets	0.6%	N.M.	0.6%	0.5%
Annualized return on average common shareholders’ equity [1]	8.6	N.M.	8.8	3.7[4]
Annualized return on average total shareholders’ equity [2]	8.3	N.M.	8.5	6.2
Total average equity to average assets	7.7	7.4%	7.6	7.8
Dividend payout ratio [3]	16.1	N.M.	14.8	38.9

1.	Based on annualized net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on annualized net earnings divided by average monthly total shareholders’ equity.

3.	Dividends declared per common share as a percentage of diluted earnings per common share.

4.

The $1.64 billion Series G Preferred Stock dividend was not annualized in the calculation of annualized net earnings applicable to common shareholders since it has no impact on other quarters in the year.

Goldman Sachs September 2012 Form 10-Q	111

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

	As of September 2012
in millions	Banks		Governments	Other		Total
Country
France	$34,569	[1]	$ 2,254	$ 5,483		$42,306
Cayman Islands	15		—	41,452		41,467
Japan	18,068		8	7,285		25,361
Germany	6,836		9,076	3,192		19,104
Switzerland	4,060		30	5,343		9,433
Canada	678		441	7,260		8,379
United Kingdom	1,625		1,130	5,559		8,314
Italy	763		5,048	1,685		7,496
Ireland	402		148	6,803		7,353	[2]

	As of December 2011
in millions	Banks		Governments	Other		Total
Country
France	$33,916	[1]	$ 2,859	$ 3,776		$40,551
Cayman Islands	—		—	33,742		33,742
Japan	18,745		31	6,457		25,233
Germany	5,458		16,089	3,162		24,709
United Kingdom	2,111		3,349	5,243		10,703
Italy	6,143		3,054	841		10,038	[3]
Ireland	1,148		63	8,801	[2]	10,012
China	6,722		38	2,908		9,668
Switzerland	3,836		40	5,112		8,988
Canada	676		1,019	6,841		8,536
Australia	1,597		470	5,209		7,276

1.	Primarily comprised of secured lending transactions with a clearing house which are secured by collateral.

2.	Primarily comprised of interests in and receivables from funds domiciled in Ireland, but whose underlying investments are primarily located outside of Ireland, and secured lending transactions.

3.	Primarily comprised of secured lending transactions which are primarily secured by German government obligations.

112	Goldman Sachs September 2012 Form 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goldman Sachs September 2012 Form 10-Q	113

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

References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012. All references to September 2012 and September 2011 refer to our periods ended, or the dates, as the context requires, September 30, 2012 and September 30, 2011, respectively. All references to June 2012 and December 2011 refer to the dates June 30, 2012 and December 31, 2011, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended September 2012 versus September 2011. The firm generated net earnings of $1.51 billion for the third quarter of 2012, compared with a net loss of $393 million for the third quarter of 2011. Our diluted earnings per common share were $2.85 for the third quarter of 2012, compared with a diluted loss per common share of $0.84 for the third quarter of 2011. Annualized return on average common shareholders’ equity (ROE) 1 was 8.6% for the third quarter of 2012.

Book value per common share was $140.58 and tangible book value per common share 2 was $129.69 as of September 2012, both approximately 3% higher compared with the end of the second quarter of 2012. Our Tier 1 capital ratio under Basel 1 was 15.0% and our Tier 1 common ratio under Basel 1 3 was 13.1% as of September 2012, both unchanged from the end of the second quarter of 2012. During the quarter, the firm repurchased 11.8 million shares of its common stock for a total cost of $1.25 billion.

The firm generated net revenues of $8.35 billion for the third quarter of 2012, compared with $3.59 billion for the third quarter of 2011. These results reflected significantly improved results in Investing & Lending and, to a lesser extent, significantly higher net revenues in Investment Banking and slightly higher net revenues in Institutional Client Services compared with the third quarter of 2011. These increases were partially offset by slightly lower net revenues in Investment Management compared with the third quarter of 2011.

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

114	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment Banking

Net revenues in Investment Banking increased significantly compared with the third quarter of 2011, as net revenues in our Underwriting business were more than double the amount in the third quarter of 2011, which had particularly low volumes. This increase primarily reflected significantly higher net revenues in debt underwriting, principally due to higher net revenues from leveraged finance activity. Net revenues in equity underwriting were higher compared with the third quarter of 2011, primarily reflecting an increase in client activity. Net revenues in Financial Advisory were slightly lower compared with the third quarter of 2011.

Institutional Client Services

Net revenues in Institutional Client Services increased slightly compared with the third quarter of 2011, reflecting significantly higher net revenues in Fixed Income, Currency and Commodities Client Execution, partially offset by lower net revenues in Equities.

The increase in Fixed Income, Currency and Commodities Client Execution compared with the third quarter of 2011 reflected significantly higher net revenues in mortgages and higher net revenues in credit products, currencies and interest rate products, partially offset by significantly lower net revenues in commodities. During the third quarter of 2012, Fixed Income, Currency and Commodities Client Execution operated in an environment generally characterized by tighter credit spreads, as certain central banks took steps to ease monetary policy; however, broad market concerns persisted and levels of activity generally remained low.

The decrease in Equities compared with the third quarter of 2011 was primarily due to significantly lower commissions and fees, reflecting lower market volumes, and lower net revenues in equities client execution. In addition, net revenues in securities services were slightly lower compared with the third quarter of 2011, primarily reflecting the impact of lower average customer balances. During the quarter, Equities operated in an environment generally characterized by an increase in global equity prices and lower volatility levels.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $370 million ($225 million and $145 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2012, compared with a net gain of $450 million ($308 million and $142 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2011.

Investing & Lending

Net revenues in Investing & Lending were $1.80 billion for the third quarter of 2012, compared with negative net revenues of $2.48 billion for the third quarter of 2011. During the third quarter of 2012, Investing & Lending net revenues were positively impacted by tighter credit spreads and an increase in global equity prices. Results for the third quarter of 2012 included a gain of $99 million from our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), net gains of $824 million from other investments in equities, primarily in private equities, net gains and net interest income of $558 million from debt securities and loans, and other net revenues of $323 million, principally related to our consolidated investment entities.

Goldman Sachs September 2012 Form 10-Q	115

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment Management

Net revenues in Investment Management decreased slightly compared with the third quarter of 2011, reflecting lower transaction revenues and slightly lower management and other fees, partially offset by higher incentive fees. During the quarter, assets under management increased $20 billion to $856 billion, reflecting net market appreciation.

Nine Months Ended September 2012 versus September 2011. The firm generated net earnings of $4.58 billion for the first nine months of 2012, compared with $3.43 billion for the first nine months of 2011. Our diluted earnings per common share were $8.57 for the first nine months of 2012, compared with $2.70 1 for the first nine months of 2011. Annualized ROE 2 was 8.8% for the first nine months of 2012, compared with 3.7% 1 for the first nine months of 2011.

The firm generated net revenues of $24.93 billion for the first nine months of 2012, compared with $22.76 billion for the first nine months of 2011. These results reflected significantly higher net revenues in Investing & Lending compared with the first nine months of 2011. This increase was partially offset by slightly lower net revenues in both Institutional Client Services and Investment Management compared with the first nine months of 2011. Net revenues in Investment Banking were essentially unchanged compared with the first nine months of 2011. An overview of net revenues for each of our business segments is provided below.

Investment Banking

Net revenues in Investment Banking were essentially unchanged compared with the first nine months of 2011. Net revenues in our Underwriting business were slightly higher than the first nine months of 2011. Net revenues in debt underwriting were significantly higher compared with the first nine months of 2011, reflecting higher net revenues across all types of underwriting offerings. Net revenues in equity underwriting were significantly lower compared with the first nine months of 2011, primarily reflecting a decline in industry-wide initial public offerings. Net revenues in Financial Advisory were slightly lower compared with the first nine months of 2011.

Institutional Client Services

Net revenues in Institutional Client Services decreased slightly compared with the first nine months of 2011, reflecting lower net revenues in Equities, partially offset by slightly higher net revenues in Fixed Income, Currency and Commodities Client Execution.

The increase in Fixed Income, Currency and Commodities Client Execution compared with the first nine months of 2011 reflected significantly higher net revenues in mortgages and higher net revenues in interest rate products, partially offset by significantly lower net revenues in commodities and lower net revenues in currencies. Net revenues in credit products were essentially unchanged compared with the first nine months of 2011. Although credit spreads generally tightened during the first nine months of 2012, broad market concerns and uncertainties contributed to generally low levels of activity, particularly during the second and third quarters of 2012.

The decrease in Equities compared with the first nine months of 2011 was primarily due to lower commissions and fees, reflecting lower market volumes, and slightly lower net revenues in equities client execution. In addition, net revenues in securities services were slightly lower compared with the first nine months of 2011, primarily reflecting the impact of lower average customer balances. During the first nine months of 2012, Equities operated in an environment generally characterized by an increase in global equity prices and lower volatility levels, as compared with the first nine months of 2011.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $588 million ($354 million and $234 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2012, compared with a net gain of $576 million ($399 million and $177 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2011.

1.

Excluding the impact of the preferred dividend of $1.64 billion in the first quarter of 2011 related to the redemption of our Series G Preferred Stock (calculated as the difference between the carrying value and the redemption value of the preferred stock), diluted earnings per common share were $5.60 and annualized ROE was 6.0% for the first nine months of 2011. We believe that presenting our results for the first nine months of 2011 excluding this dividend is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and annualized ROE excluding this dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share and annualized ROE excluding the impact of this dividend.

2.	See “Results of Operations — Financial Overview” below for further information about our calculation of annualized ROE.

116	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investing & Lending

Net revenues in Investing & Lending were $3.92 billion for the first nine months of 2012, compared with $1.27 billion for the first nine months of 2011. During the first nine months of 2012, Investing & Lending net revenues were positively impacted by generally tighter credit spreads and an increase in global equity prices. Results for the first nine months of 2012 included a gain of $74 million from our investment in the ordinary shares of ICBC and net gains of $1.60 billion from other investments in equities, primarily in private equities. In addition, Investing & Lending included net gains and net interest income of $1.37 billion from debt securities and loans, and other net revenues of $876 million, principally related to our consolidated investment entities.

Investment Management

Net revenues in Investment Management decreased slightly compared with the first nine months of 2011 due to slightly lower management and other fees, and lower transaction revenues, partially offset by significantly higher incentive fees, primarily related to the sale of our funds’ remaining investment in the ordinary shares of ICBC during the second quarter of 2012. During the first nine months of 2012, assets under management increased $28 billion to $856 billion. The increase in assets under management included net market appreciation of $39 billion, primarily in fixed income and equity assets, partially offset by net outflows of $11 billion. Net outflows included outflows in money market, equity and alternative investment assets, partially offset by inflows in fixed income assets (including $17 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management Company LLC (Dwight Asset Management)).

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

Goldman Sachs September 2012 Form 10-Q	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

Global economic conditions continued to weaken during the third quarter of 2012, as real gross domestic product (GDP) appeared to decline in Europe and Japan, while real GDP growth in the United States and China was modest. After concerns regarding European sovereign debt risk heightened in the second quarter of 2012 and continued into the beginning of the third quarter, some positive developments, including certain central bank actions to ease monetary policy, alleviated market pressure. These actions resulted in tighter credit spreads, higher global equity prices and lower volatility levels compared with the second quarter of 2012. In addition, the price of crude oil increased. However, concerns and uncertainties about the outlook of the global economy, particularly as it relates to Europe, persisted. These concerns continued to weigh on investment banking activity, particularly in mergers and acquisitions, and initial public offerings activity levels, although industry-wide debt underwriting activity improved compared with the second quarter of 2012.

United States

In the United States, real GDP growth accelerated modestly during the quarter, reflecting an increase in the growth of consumer spending and an upturn in government spending, although growth in fixed investment slowed and net exports declined. Measures of business and consumer confidence improved. Unemployment levels declined, although the rate of unemployment remained elevated. Measures of inflation on average were lower compared with the second quarter of 2012. Housing market activity continued to improve, particularly in housing starts. The U.S. Federal Reserve maintained its federal funds rate at a target of zero to 0.25% and announced further easing measures that included an open-ended program to purchase mortgage-backed securities, as well as an extension of its commitment to keep interest rates exceptionally low until at least mid-2015. After reaching yields close to 1.40% earlier in the quarter, the 10-year Treasury note yield ended the quarter at 1.65%, essentially unchanged compared with the end of the second quarter of 2012. In equity markets, the NASDAQ Composite Index and the S&P 500 Index each increased by 6%, while the Dow Jones Industrial Average increased by 4%.

Europe

In the Euro area, real GDP appeared to decline during the quarter for the fourth consecutive quarter, reflecting the impact that the ongoing sovereign debt crisis has had on the region’s economic growth, particularly in Spain and Italy. Although measures of business confidence improved in some countries from low levels, they deteriorated in the aggregate. Measures of inflation on average were essentially unchanged compared with the second quarter of 2012. The European Central Bank (ECB) decreased its main refinancing operations rate by 25 basis points to 0.75%. In addition, the ECB announced a new program to make outright purchases of sovereign bonds in the secondary markets, with the goal of having a single monetary policy in the Euro area, maintaining price stability and preserving the Euro. The Euro appreciated by 2% against the U.S. dollar. In the United Kingdom, real GDP strongly rebounded after declining for three consecutive quarters, reflecting increases in industrial production, consumption and exports, positively impacted in part by the Olympic Games. The Bank of England maintained its official bank rate at 0.50% and increased the size of its asset purchase program. The British pound appreciated by 3% against the U.S. dollar. Long-term government bond yields declined in most Euro area economies, while yields decreased slightly in the U.K. In equity markets, the DAX Index, the Euro Stoxx 50 Index, the CAC 40 Index, and the FTSE 100 Index increased by 12%, 8%, 5%, and 3%, respectively, during the quarter.

Asia

In Japan, real GDP appeared to decline during the quarter, primarily reflecting declines in consumer spending and fixed investment, as well as a sharp contraction in exports. The Bank of Japan left its target overnight call rate unchanged at a range of zero to 0.10%, and continued to ease monetary policy by further increasing the size of its asset purchase program and by facilitating outright purchases of government and corporate bonds. The yield on 10-year Japanese government bonds decreased, while the Japanese yen appreciated by 2% against the U.S. dollar. The Nikkei 225 Index ended the quarter 2% lower. In China, real GDP growth increased modestly during the quarter, reflecting growth in industrial production and retail spending, but remained lower compared with the solid pace of growth in previous years. Measures of inflation continued to decline during the quarter, reaching its lowest level since 2010. The People’s Bank of China left the reserve requirement ratio unchanged during the quarter. The Chinese yuan appreciated slightly against the U.S. dollar, while the Shanghai Composite Index decreased by 6%. In contrast, equity markets in Hong Kong and South Korea increased during the quarter. In India, real GDP growth during the quarter appeared to remain weak, reflecting continued weakness in investment demand, negatively impacted in part by less than normal monsoon rainfall. In addition, measures of wholesale inflation remained at an elevated level. The Indian rupee appreciated against the U.S. dollar and equity markets in India ended the quarter higher.

118	Goldman Sachs September 2012 Form 10-Q

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

The fair values for substantially all of our financial assets and financial liabilities are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Certain level 2 and level 3 financial assets and financial liabilities may require appropriate valuation adjustments that a market participant would require to arrive at fair value for factors such as counterparty and the firm’s credit quality, funding risk, transfer restrictions, liquidity and bid/offer spreads. Valuation adjustments are generally based on market evidence.

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

Goldman Sachs September 2012 Form 10-Q	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Price Verification. All financial instruments at fair value in levels 1, 2 and 3 of the fair value hierarchy are subject to our independent price verification process. The objective of price verification is to have an informed and independent opinion with regard to the valuation of financial instruments under review. Instruments that have one or more significant inputs which cannot be corroborated by external market data are classified within level 3 of the fair value hierarchy. Price verification strategies utilized by our independent control and support functions include:

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

Review of Net Revenues. Independent control and support functions ensure adherence to our pricing policy through a combination of daily procedures, including the explanation and attribution of net revenues based on the underlying factors. Through this process we independently validate net revenues, identify and resolve potential fair value or trade booking issues on a timely basis and seek to ensure that risks are being properly categorized and quantified.

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

120	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Level 3 Financial Assets at Fair Value. The table below presents financial assets measured at fair value and the amount of such assets that are classified within level 3 of the fair value hierarchy.

Total level 3 financial assets were $47.81 billion, $46.51 billion and $47.94 billion as of September 2012, June 2012 and December 2011, respectively.

See Notes 5 through 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about changes in level 3 financial assets and fair value measurements.

	As of September 2012		As of June 2012		As of December 2011
in millions	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 10,708	$ —	$ 10,011	$ 7	$ 13,440	$ —
U.S. government and federal agency obligations	95,529	—	94,949	—	87,040	—
Non-U.S. government and agency obligations	62,952	13	63,890	8	49,205	148
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	7,536	3,318	7,199	3,166	6,699	3,346
Loans and securities backed by residential real estate	9,602	1,288	8,467	1,632	7,592	1,709
Bank loans and bridge loans	21,011	10,833	20,770	10,461	19,745	11,285
Corporate debt securities	25,345	2,721	21,534	2,367	22,131	2,480
State and municipal obligations	3,296	583	3,493	547	3,089	599
Other debt obligations	4,489	2,008	4,639	1,757	4,362	1,451
Equities and convertible debentures	91,225	15,126	74,606	14,420	65,113	13,667
Commodities	10,771	—	6,330	—	5,762	—
Total cash instruments	342,464	35,890	315,888	34,365	284,178	34,685
Derivatives	72,829	11,110	71,308	10,501	80,028	11,900
Financial instruments owned, at fair value	415,293	47,000	387,196	44,866	364,206	46,585
Securities segregated for regulatory and other purposes	34,087	—	37,279	—	42,014	—
Securities purchased under agreements to resell	147,361	185	167,344	1,023	187,789	557
Securities borrowed	47,986	—	51,897	—	47,621	—
Receivables from customers and counterparties	6,920	625	7,444	616	9,682	795
Total	$651,647	$47,810	$651,160	$46,505	$651,312	$47,937

Goldman Sachs September 2012 Form 10-Q	121

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

Estimating the fair value of our reporting units requires management to make judgments. Critical inputs to the fair value estimates include (i) projected earnings, (ii) estimated long-term growth rates and (iii) cost of equity.

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

122	Goldman Sachs September 2012 Form 10-Q

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

Goldman Sachs September 2012 Form 10-Q	123

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

Form 10-K for a further discussion of the impact of economic and market conditions on our results of operations.

Financial Overview

The table below presents an overview of our financial results.

	Three Months Ended September		Nine Months Ended September
$ in millions, except per share amounts	2012	2011	2012	2011
Net revenues	$8,351	$3,587	$24,927	$22,762
Pre-tax earnings/(loss)	2,298	(730)	6,894	4,922
Net earnings/(loss)	1,512	(393)	4,583	3,429
Net earnings/(loss) applicable to common shareholders	1,458	(428)	4,459	1,532
Diluted earnings/(loss) per common share	2.85	(0.84)	8.57	2.70	[2]
Annualized return on average common shareholders’ equity [1]	8.6%	N.M.	8.8%	3.7	% [2]

1.

Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The impact of the $1.64 billion Series G Preferred Stock dividend in the first quarter of 2011 was not annualized in the calculation of annualized net earnings applicable to common shareholders for the nine months ended September 2011 as this amount had no impact on other quarters in the year. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Total shareholders’ equity	$73,043	$71,265	$71,750	$73,433
Preferred stock	(4,975)	(3,100)	(3,850)	(4,257)
Common shareholders’ equity	$68,068	$68,165	$67,900	$69,176

2.

Excluding the impact of the preferred dividend of $1.64 billion in the first quarter of 2011 related to the redemption of our Series G Preferred Stock (calculated as the difference between the carrying value and the redemption value of the preferred stock), diluted earnings per common share were $5.60 and annualized ROE was 6.0% for the first nine months of 2011. We believe that presenting our results for the first nine months of 2011 excluding this dividend is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and annualized ROE excluding this dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of this dividend.

in millions, except per share amount	Nine Months Ended September 2011
Net earnings applicable to common shareholders	$ 1,532
Impact of the Series G Preferred Stock dividend	1,643
Net earnings applicable to common shareholders, excluding the impact of the Series G Preferred Stock dividend	3,175
Divided by: average diluted common shares outstanding	566.6
Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend	$ 5.60

in millions	Average for the Nine Months Ended September 2011
Total shareholders’ equity	$73,433
Preferred stock	(4,257)
Common shareholders’ equity	69,176
Impact of the Series G Preferred Stock dividend	1,150
Common shareholders’ equity, excluding the impact of the Series G Preferred Stock dividend	$70,326

124	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues

Three Months Ended September 2012 versus September 2011. Net revenues on the condensed consolidated statements of earnings were $8.35 billion for the third quarter of 2012, compared with $3.59 billion for the third quarter of 2011, reflecting significantly improved other principal transactions revenues and, to a lesser extent, significantly higher market-making revenues and investment banking revenues compared with the third quarter of 2011. These increases were partially offset by significantly lower net interest income and commissions and fees compared with the third quarter of 2011. Investment management revenues were essentially unchanged compared with the third quarter of 2011.

Nine Months Ended September 2012 versus September 2011. Net revenues on the condensed consolidated statements of earnings were $24.93 billion for the first nine months of 2012, 10% higher than the first nine months of 2011, reflecting significantly higher other principal transactions revenues and, to a lesser extent, higher market-making revenues. These increases were partially offset by significantly lower net interest income, as well as lower commissions and fees compared with the first nine months of 2011. Investment banking revenues and investment management revenues were essentially unchanged compared with the first nine months of 2011.

Non-interest Revenues

Investment banking

During the third quarter of 2012, investment banking revenues reflected an operating environment generally characterized by continued concerns about the outlook for the global economy, particularly as it relates to Europe. These concerns weighed on investment banking activity, particularly in mergers and acquisitions, and initial public offerings activity levels. However, industry-wide debt underwriting activity improved compared with the second quarter of 2012, as credit spreads tightened and interest rates remained low. If macroeconomic concerns continue and result in lower levels of client activity, investment banking revenues would likely be negatively impacted.

Three Months Ended September 2012 versus September 2011. Investment banking revenues on the condensed consolidated statements of earnings were $1.17 billion for the third quarter of 2012, 50% higher than the third quarter of 2011, as revenues in our underwriting business were more than double the amount in the third quarter of 2011, which had particularly low volumes. This increase primarily reflected significantly higher revenues in debt underwriting, principally due to higher revenues from leveraged finance activity. Revenues in equity underwriting were higher compared with the third quarter of 2011, primarily reflecting an increase in client activity. Revenues in financial advisory were slightly lower compared with the third quarter of 2011.

Nine Months Ended September 2012 versus September 2011. Investment banking revenues on the condensed consolidated statements of earnings were $3.53 billion for the first nine months of 2012, essentially unchanged compared with the first nine months of 2011. Revenues in our underwriting business were slightly higher than the first nine months of 2011. Revenues in debt underwriting were significantly higher compared with the first nine months of 2011, reflecting higher revenues across all types of underwriting offerings. Revenues in equity underwriting were significantly lower compared with the first nine months of 2011, primarily reflecting a decline in industry-wide initial public offerings. Revenues in financial advisory were slightly lower compared with the first nine months of 2011.

Investment management

During the third quarter of 2012, investment management revenues reflected an operating environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets. However, the mix of assets under management has shifted slightly to lower risk asset classes compared with the third quarter of 2011. In the future, if asset prices were to decline or investors continue to withdraw their assets, investment management revenues would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under management.

Goldman Sachs September 2012 Form 10-Q	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended September 2012 versus September 2011. Investment management revenues on the condensed consolidated statements of earnings were $1.15 billion for the third quarter of 2012, essentially unchanged compared with the third quarter of 2011, as higher incentive fees were offset by slightly lower management and other fees.

Nine Months Ended September 2012 versus September 2011. Investment management revenues on the condensed consolidated statements of earnings were $3.52 billion for the first nine months of 2012, essentially unchanged compared with the first nine months of 2011, as significantly higher incentive fees, primarily related to the sale of our funds’ remaining investment in the ordinary shares of ICBC during the second quarter of 2012, were offset by slightly lower management and other fees, and lower transaction revenues.

Commissions and fees

Although global equity prices generally increased during the third quarter of 2012, commissions and fees reflected an environment characterized by significantly lower market volumes due to lower volatility levels, and broad market concerns and uncertainties about the outlook of the global economy, particularly as it relates to Europe. If macroeconomic concerns continue and result in lower market volumes, commissions and fees would likely continue to be negatively impacted.

Three Months Ended September 2012 versus September 2011. Commissions and fees on the condensed consolidated statements of earnings were $748 million for the third quarter of 2012, 29% lower than the third quarter of 2011, reflecting lower market volumes.

Nine Months Ended September 2012 versus September 2011. Commissions and fees on the condensed consolidated statements of earnings were $2.41 billion for the first nine months of 2012, 19% lower than the first nine months of 2011, reflecting lower market volumes.

Market making

During the third quarter of 2012, market-making revenues reflected an environment generally characterized by some positive developments, including certain central bank actions to ease monetary policy, which resulted in tighter credit spreads, higher global equity prices and lower volatility levels compared with the second quarter of 2012. However, concerns and uncertainties about the outlook of the global economy, particularly as it relates to Europe, persisted, which resulted in weak investor conviction and generally low levels of activity. If these concerns and uncertainties continue over the long term, market-making revenues would likely be negatively impacted.

Three Months Ended September 2012 versus September 2011. Market-making revenues on the condensed consolidated statement of earnings were $2.65 billion for the third quarter of 2012, 47% higher than the third quarter of 2011, primarily reflecting significantly higher revenues in mortgages, equity shares and credit products, partially offset by significantly lower revenues in commodities.

Nine Months Ended September 2012 versus September 2011. Market-making revenues on the condensed consolidated statement of earnings were $8.65 billion for the first nine months of 2012, 8% higher than the first nine months of 2011, primarily reflecting significantly higher revenues in mortgages, interest rate products and equity shares, partially offset by significantly lower revenues in commodities and equity derivatives.

126	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other principal transactions

During the third quarter of 2012, other principal transactions revenues reflected an operating environment characterized by tighter credit spreads and an increase in global equity prices. However, concerns about the outlook for the global economy, particularly as it relates to Europe, and uncertainty over financial regulatory reform persisted during the quarter. If equity prices decline and credit spreads widen, other principal transactions revenues would be negatively impacted.

Three Months Ended September 2012 versus September 2011. Other principal transactions revenues on the condensed consolidated statement of earnings were $1.80 billion for the third quarter of 2012, compared with negative revenues of $2.54 billion for the third quarter of 2011. Results for the third quarter of 2012 included a gain from our investment in the ordinary shares of ICBC, net gains from other investments in equities, primarily in private equities, net gains from debt securities and loans, and revenues related to our consolidated investment entities.

In the third quarter of 2011, other principal transactions revenues included a loss from our investment in the ordinary shares of ICBC, net losses from other investments in equities, primarily in public equities, as well as net losses from debt securities and loans, primarily in mezzanine and senior corporate loans. These net losses were partially offset by revenues related to our consolidated investment entities.

Nine Months Ended September 2012 versus September 2011. Other principal transactions revenues on the condensed consolidated statements of earnings were $3.91 billion for the first nine months of 2012, compared with $675 million for the first nine months of 2011. Results for the first nine months of 2012 included a gain from our investment in the ordinary shares of ICBC and net gains from other investments in equities, primarily in private equities. In addition, other principal transactions revenues included net gains from debt securities and loans, and revenues related to our consolidated investment entities.

In the first nine months of 2011, other principal transactions revenues included a loss from our investment in the ordinary shares of ICBC and net gains from other investments in equities, primarily driven by gains from private equities, partially offset by losses from public equities. In addition, other principal transactions revenues included net losses from debt securities and loans, primarily reflecting the impact of significantly wider credit spreads during the first nine months of 2011, and revenues related to our consolidated investment entities.

Net Interest Income

Three Months Ended September 2012 versus September 2011. Net interest income on the condensed consolidated statements of earnings was $836 million for the third quarter of 2012, 38% lower than the third quarter of 2011. The decrease compared with the third quarter of 2011 was primarily due to lower average yields on financial instruments, owned at fair value and collateralized agreements.

Nine Months Ended September 2012 versus September 2011. Net interest income on the condensed consolidated statements of earnings was $2.91 billion for the first nine months of 2012, 30% lower than the first nine months of 2011. The decrease compared with the first nine months of 2011 was primarily due to lower average yields on financial instruments, owned at fair value and collateralized agreements.

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

Goldman Sachs September 2012 Form 10-Q	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our operating expenses and total staff.

	Three Months Ended September		Nine Months Ended September
$ in millions	2012	2011	2012	2011
Compensation and benefits	$ 3,675	$ 1,578	$10,968	$10,015

Brokerage, clearing, exchange and distribution fees	547	668	1,658	1,903
Market development	123	140	369	502
Communications and technology	190	209	588	617
Depreciation and amortization	396	389	1,238	1,351
Occupancy	217	262	643	781
Professional fees	205	253	652	749
Insurance reserves [1]	153	197	431	402
Other expenses	547	621	1,486	1,520
Total non-compensation expenses	2,378	2,739	7,065	7,825
Total operating expenses	$ 6,053	$ 4,317	$18,033	$17,840
Total staff at period-end [2]	32,600	34,200

1.	Revenues related to our insurance activities are included in “Market making” on the condensed consolidated statements of earnings.

2.	Includes employees, consultants and temporary staff.

Three Months Ended September 2012 versus September 2011. Operating expenses were $6.05 billion for the third quarter of 2012, 40% higher than the third quarter of 2011. The accrual for compensation and benefits expenses was $3.68 billion for the third quarter of 2012, which was higher than the third quarter of 2011 due to higher net revenues. Total staff remained essentially unchanged during the third quarter of 2012.

Non-compensation expenses were $2.38 billion, 13% lower than the third quarter of 2011. The decrease compared with the third quarter of 2011 primarily reflected lower brokerage, clearing, exchange and distribution fees which principally reflected lower transaction volumes in Equities, lower expenses related to the U.K. bank levy (approximately $100 million related to the enactment of the U.K. bank levy was included in other expenses in the third quarter of 2011) and the impact of expense reduction initiatives. The third quarter of 2012 included net provisions for litigation and regulatory proceedings of $62 million.

Nine Months Ended September 2012 versus September 2011. Operating expenses were $18.03 billion for the first nine months of 2012, essentially unchanged compared with the first nine months of 2011. The accrual for compensation and benefits expenses was $10.97 billion for the first nine months of 2012, which was higher than the first nine months of 2011 due to higher net revenues. The ratio of compensation and benefits to net revenues for the first nine months of 2012 was 44.0%, consistent with the first nine months of 2011. Total staff decreased 2% during the first nine months of 2012.

Non-compensation expenses were $7.07 billion, 10% lower than the first nine months of 2011. The decrease compared with the first nine months of 2011 primarily reflected lower brokerage, clearing, exchange and distribution fees which principally reflected lower transaction volumes in Equities, the impact of expense reduction initiatives and lower impairment charges during the first nine months of 2012. The first nine months of 2012 included net provisions for litigation and regulatory proceedings of $188 million.

Provision for Taxes

The effective income tax rate for the first nine months of 2012 was 33.5%, up slightly from 33.2% for the first half of 2012 and up from 28.0% for 2011. The increase from 28.0% to 33.5% was primarily due to the earnings mix and a decrease in the impact of permanent benefits.

Effective January 1, 2012, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired. This change did not have a material effect on our financial condition, results of operations or cash flows as of or for the three and nine months ended September 2012 and we do not expect this change to have a material effect on our financial condition, results of operations or cash flows for the remainder of 2012. This change may have a material impact on our effective tax rate for 2013 if the expired provisions are not re-enacted.

128	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

		Three Months Ended September		Nine Months Ended September
in millions		2012	2011	2012	2011
Investment Banking	Net revenues	$1,164	$ 781	$ 3,521	$ 3,498
	Operating expenses	825	541	2,560	2,445
	Pre-tax earnings	$ 339	$ 240	$ 961	$ 1,053
Institutional Client Services	Net revenues	$4,184	$ 4,062	$13,782	$14,224
	Operating expenses	3,186	2,631	10,016	10,255
	Pre-tax earnings	$ 998	$ 1,431	$ 3,766	$ 3,969
Investing & Lending	Net revenues	$1,804	$(2,479)	$ 3,918	$ 1,270
	Operating expenses	1,002	86	2,216	1,864
	Pre-tax earnings/(loss)	$ 802	$(2,565)	$ 1,702	$ (594)
Investment Management	Net revenues	$1,199	$ 1,223	$ 3,706	$ 3,770
	Operating expenses	977	989	3,037	3,112
	Pre-tax earnings	$ 222	$ 234	$ 669	$ 658
Total	Net revenues	$8,351	$ 3,587	$24,927	$22,762
	Operating expenses	6,053	4,317	18,033	17,840
	Pre-tax earnings/(loss)	$2,298	$ (730)	$ 6,894	$ 4,922

Total operating expenses in the table above include the following expenses that have not been allocated to our segments:

•

net provisions for a number of litigation and regulatory proceedings of $62 million and $59 million for the three months ended September 2012 and September 2011, respectively, and $188 million and $128 million for the nine months ended September 2012 and September 2011, respectively;

•	charitable contributions of $12 million and $25 million for the nine months ended September 2012 and September 2011, respectively; and

•

real estate-related exit costs of $1 million and $11 million for the three months ended September 2012 and September 2011, respectively, and $4 million and $11 million for the nine months ended September 2012 and September 2011, respectively. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the condensed consolidated statements of earnings.

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

Goldman Sachs September 2012 Form 10-Q	129

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Financial Advisory	$ 509	$523	$1,467	$1,517
Equity underwriting	189	90	683	894
Debt underwriting	466	168	1,371	1,087
Total Underwriting	655	258	2,054	1,981
Total net revenues	1,164	781	3,521	3,498
Operating expenses	825	541	2,560	2,445
Pre-tax earnings	$ 339	$240	$ 961	$1,053

The table below presents our financial advisory and underwriting transaction volumes. 1

	Three Months Ended September		Nine Months Ended September
in billions	2012	2011	2012	2011
Announced mergers and acquisitions	$176	$143	$473	$497
Completed mergers and acquisitions	153	165	374	520
Equity and equity-related offerings [2]	17	6	41	48
Debt offerings [3]	55	41	166	174

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

Three Months Ended September 2012 versus September 2011. Net revenues in Investment Banking were $1.16 billion, 49% higher than the third quarter of 2011.

Net revenues in Financial Advisory were $509 million, slightly lower compared with the third quarter of 2011. Net revenues in our Underwriting business were $655 million, more than double the amount in the third quarter of 2011, which had particularly low volumes. This increase primarily reflected significantly higher net revenues in debt underwriting, principally due to higher net revenues from leveraged finance activity. Net revenues in equity underwriting were higher compared with the third quarter of 2011, primarily reflecting an increase in client activity.

During the third quarter of 2012, Investment Banking operated in an environment generally characterized by continued concerns about the outlook for the global economy, particularly as it relates to Europe. These concerns weighed on investment banking activity, particularly in mergers and acquisitions, and initial public offerings activity levels. However, industry-wide debt underwriting activity improved compared with the second quarter of 2012, as credit spreads tightened and interest rates remained low. If macroeconomic concerns continue and result in lower levels of client activity, net revenues in Investment Banking would likely be negatively impacted.

Our investment banking transaction backlog declined slightly compared with the end of the second quarter of 2012, reflecting lower estimated net revenues from potential underwriting transactions, partially offset by higher estimated net revenues from potential advisory transactions. Estimated net revenues from potential debt underwriting transactions were lower compared with the second quarter of 2012, primarily reflecting a decrease in estimated net revenues related to underwriting commercial mortgage-backed securities and leveraged finance transactions. Estimated net revenues from potential equity underwriting transactions were also lower compared with the second quarter of 2012, reflecting a decrease in potential transactions due to uncertainty in market conditions.

130	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not. We believe changes in our investment banking transaction backlog may be a useful indicator of client activity levels which, over the long term, impact our net revenues. However, the time frame for completion and corresponding revenue recognition of transactions in our backlog varies based on the nature of the assignment, as certain transactions may remain in our backlog for longer periods of time and others may enter and leave within the same reporting period. In addition, our transaction backlog is subject to certain limitations, such as assumptions about the likelihood that individual client transactions will occur in the future. Transactions may be cancelled or modified, and transactions not included in the estimate may also occur.

Operating expenses were $825 million for the third quarter of 2012, 52% higher than the third quarter of 2011, due to increased compensation and benefits expenses due to higher net revenues. Pre-tax earnings were $339 million in the third quarter of 2012, 41% higher than the third quarter of 2011.

Nine Months Ended September 2012 versus September 2011. Net revenues in Investment Banking were $3.52 billion, essentially unchanged compared with the first nine months of 2011.

Net revenues in Financial Advisory were $1.47 billion, slightly lower than the first nine months of 2011. Net revenues in our Underwriting business were $2.05 billion, slightly higher than the first nine months of 2011. Net revenues in debt underwriting were significantly higher compared with the first nine months of 2011, reflecting higher net revenues across all types of underwriting offerings. Net revenues in equity underwriting were significantly lower compared with the first nine months of 2011, primarily reflecting a decline in industry-wide initial public offerings.

During the first nine months of 2012, Investment Banking operated in an environment generally characterized by continued concerns about the outlook for the global economy, particularly as it relates to Europe. These concerns weighed on investment banking activity, particularly in mergers and acquisitions, and equity and equity-related underwriting activity levels. However, industry-wide debt underwriting activity improved compared with the first nine months of 2011, as credit spreads tightened and interest rates remained low. If macroeconomic concerns continue and result in lower levels of client activity, net revenues in Investment Banking would likely be negatively impacted.

Our investment banking transaction backlog increased compared with the end of 2011. The increase compared with the end of 2011 was due to an increase in potential debt underwriting transactions, primarily reflecting an increase in leveraged finance transactions, and an increase in potential advisory transactions. These increases were partially offset by a decrease in potential equity underwriting transactions compared with the end of 2011, reflecting uncertainty in market conditions.

Operating expenses were $2.56 billion for the first nine months of 2012, 5% higher than the first nine months of 2011, due to increased compensation and benefits expenses. Pre-tax earnings were $961 million in the first nine months of 2012, 9% lower than the first nine months of 2011.

Goldman Sachs September 2012 Form 10-Q	131

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Fixed Income, Currency and Commodities Client Execution	$2,224	$1,731	$ 7,876	$ 7,655
Equities client execution	847	903	2,407	2,505
Commissions and fees	721	1,019	2,331	2,851
Securities services	392	409	1,168	1,213
Total Equities	1,960	2,331	5,906	6,569
Total net revenues	4,184	4,062	13,782	14,224
Operating expenses	3,186	2,631	10,016	10,255
Pre-tax earnings	$ 998	$1,431	$ 3,766	$ 3,969

Three Months Ended September 2012 versus September 2011. Net revenues in Institutional Client Services were $4.18 billion, 3% higher than the third quarter of 2011.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $2.22 billion, 28% higher than the third quarter of 2011. This increase reflected significantly higher net revenues in mortgages and higher net revenues in credit products, currencies and interest rate products, partially offset by significantly lower net revenues in commodities. During the third quarter of 2012, Fixed Income, Currency and Commodities Client Execution operated in an environment generally characterized by tighter credit spreads, as certain central banks took steps to ease monetary policy; however, broad market concerns persisted and levels of activity generally remained low.

132	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net revenues in Equities were $1.96 billion, 16% lower than the third quarter of 2011, primarily due to significantly lower commissions and fees, reflecting lower market volumes, and lower net revenues in equities client execution. In addition, net revenues in securities services were slightly lower compared with the third quarter of 2011, primarily reflecting the impact of lower average customer balances. During the quarter, Equities operated in an environment generally characterized by an increase in global equity prices and lower volatility levels.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $370 million ($225 million and $145 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2012, compared with a net gain of $450 million ($308 million and $142 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2011.

During the third quarter of 2012, Institutional Client Services operated in an environment generally characterized by some positive developments, including certain central bank actions to ease monetary policy, which resulted in tighter credit spreads, higher global equity prices and lower volatility levels compared with the second quarter of 2012. However, concerns and uncertainties about the outlook of the global economy, particularly as it relates to Europe, persisted, which resulted in weak investor conviction and generally low levels of activity. If these concerns and uncertainties continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely be negatively impacted.

Operating expenses were $3.19 billion for the third quarter of 2012, 21% higher than the third quarter of 2011, due to increased compensation and benefits expenses, partially offset by lower brokerage, clearing, exchange and distribution fees, principally reflecting lower transaction volumes in Equities. Pre-tax earnings were $998 million in the third quarter of 2012, 30% lower than the third quarter of 2011.

Nine Months Ended September 2012 versus September 2011. Net revenues in Institutional Client Services were $13.78 billion, 3% lower than the first nine months of 2011.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $7.88 billion, slightly higher than the first nine months of 2011, reflecting significantly higher net revenues in mortgages and higher net revenues in interest rate products, partially offset by significantly lower net revenues in commodities and lower net revenues in currencies. Net revenues in credit products were essentially unchanged compared with the first nine months of 2011. Although credit spreads generally tightened during the first nine months of 2012, broad market concerns and uncertainties contributed to generally low levels of activity, particularly during the second and third quarters of 2012.

Net revenues in Equities were $5.91 billion, 10% lower than the first nine months of 2011, primarily due to lower commissions and fees, reflecting lower market volumes, and slightly lower net revenues in equities client execution. In addition, net revenues in securities services were slightly lower compared with the first nine months of 2011, primarily reflecting the impact of lower average customer balances. During the first nine months of 2012, Equities operated in an environment generally characterized by an increase in global equity prices and lower volatility levels, as compared with the first nine months of 2011.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $588 million ($354 million and $234 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2012, compared with a net gain of $576 million ($399 million and $177 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2011.

Goldman Sachs September 2012 Form 10-Q	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Institutional Client Services operated in an environment generally characterized by continued broad market concerns and uncertainties, although positive developments during the first nine months of 2012 helped to improve market conditions. These developments included certain central bank actions to ease monetary policy and address funding risks for European financial institutions, which resulted in generally tighter credit spreads, higher global equity prices and lower volatility levels. However, concerns and uncertainties about the outlook of the global economy, particularly as it relates to Europe, and uncertainty over financial regulatory reform, persisted. If these concerns and uncertainties continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $10.02 billion for the first nine months of 2012, slightly lower than the first nine months of 2011, primarily due to lower brokerage, clearing, exchange and distribution fees, principally reflecting lower transaction volumes in Equities, and the impact of impairment charges during the first nine months of 2011, principally related to Litton Loan Servicing LP. Pre-tax earnings were $3.77 billion in the first nine months of 2012, 5% lower than the first nine months of 2011.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
ICBC	$ 99	$(1,045)	$ 74	$ (905)
Equity securities (excluding ICBC)	824	(1,004)	1,603	736
Debt securities and loans	558	(907)	1,365	317
Other	323	477	876	1,122
Total net revenues	1,804	(2,479)	3,918	1,270
Operating expenses	1,002	86	2,216	1,864
Pre-tax earnings/(loss)	$ 802	$(2,565)	$1,702	$ (594)

Three Months Ended September 2012 versus September 2011. Net revenues in Investing & Lending were $1.80 billion for the third quarter of 2012, compared with negative net revenues of $2.48 billion for the third quarter of 2011. During the third quarter of 2012, Investing & Lending net revenues were positively impacted by tighter credit spreads and an increase in global equity prices. Results for the third quarter of 2012 included a gain of $99 million from our investment in the ordinary shares of ICBC, net gains of $824 million from other investments in equities, primarily in private equities, net gains and net interest income of $558 million from debt securities and loans, and other net revenues of $323 million, principally related to our consolidated investment entities.

During the third quarter of 2011, Investing & Lending net revenues were negatively impacted by a significant decline in global equity markets and unfavorable credit markets. Results for the third quarter of 2011 included a loss of $1.05 billion from our investment in the ordinary shares of ICBC, net losses of $1.00 billion from other investments in equities, primarily in public equities, as well as net losses of $907 million from debt securities and loans, primarily in mezzanine and senior corporate loans. These net losses were partially offset by other net revenues of $477 million, principally related to our consolidated investment entities.

Operating expenses were $1.00 billion for the third quarter of 2012, compared with $86 million in the third quarter of 2011. The increase compared with the third quarter of 2011 was primarily due to increased compensation and benefits expenses due to higher net revenues. Pre-tax earnings were $802 million in the third quarter of 2012, compared with a pre-tax loss of $2.57 billion in the third quarter of 2011.

134	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2012 versus September 2011. Net revenues in Investing & Lending were $3.92 billion for the first nine months of 2012, compared with $1.27 billion for the first nine months of 2011. During the first nine months of 2012, Investing & Lending net revenues were positively impacted by generally tighter credit spreads and an increase in global equity prices. Results for the first nine months of 2012 included a gain of $74 million from our investment in the ordinary shares of ICBC and net gains of $1.60 billion from other investments in equities, primarily in private equities. In addition, Investing & Lending included net gains and net interest income of $1.37 billion from debt securities and loans, and other net revenues of $876 million, principally related to our consolidated investment entities.

Results for the first nine months of 2011 included a loss of $905 million from our investment in the ordinary shares of ICBC, net gains of $736 million from other investments in equities, primarily driven by gains from private equities, partially offset by losses from public equities, and net revenues of $317 million from debt securities and loans, driven by net interest income, partially offset by losses, reflecting the impact of significantly wider credit spreads during the first nine months of 2011. In addition, Investing & Lending net revenues for the first nine months of 2011 included other net revenues of $1.12 billion, principally related to our consolidated investment entities.

Operating expenses were $2.22 billion for the first nine months of 2012, 19% higher than the first nine months of 2011, due to increased compensation and benefits expenses due to higher net revenues, and higher impairment charges related to our consolidated investment entities. Pre-tax earnings were $1.70 billion in the first nine months of 2012, compared with a pre-tax loss of $594 million in the first nine months of 2011.

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

The table below presents the operating results of our Investment Management segment.

	Three Months Ended September		Nine Months Ended September
in millions	2012	2011	2012	2011
Management and other fees	$1,016	$1,044	$3,038	$3,172
Incentive fees	82	45	357	182
Transaction revenues	101	134	311	416
Total net revenues	1,199	1,223	3,706	3,770
Operating expenses	977	989	3,037	3,112
Pre-tax earnings	$ 222	$ 234	$ 669	$ 658

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

The tables below present our assets under management by asset class and a summary of the changes in our assets under management.

	As of
	September 30,		December 31,
in billions	2012	2011	2011	2010
Alternative investments [1]	$136	$144	$142	$148
Equity	135	123	126	144
Fixed income	378	347	340	340
Total non-money market assets	649	614	608	632
Money markets	207	207	220	208
Total assets under management	$856	$821	$828	$840

1.	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

Goldman Sachs September 2012 Form 10-Q	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
in billions	2012	2011	2012		2011
Balance, beginning of period	$836	$844	$828		$840
Net inflows/(outflows)
Alternative investments	(3)	—	(8)		(3)
Equity	(1)	—	(8)		(2)
Fixed income	5	(5)	18		(3)
Total non-money market net inflows/(outflows)	1	(5)	2		(8)
Money markets	(2)	11	(13)		(1)
Total net inflows/(outflows)	(1)	6 [1]	(11	) [2]	(9	) [1]
Net market appreciation/(depreciation)	21	(29)	39		(10)
Balance, end of period	$856	$821	$856		$821

1.	Includes $6 billion of asset inflows across all asset classes in connection with our acquisitions of Goldman Sachs Australia Pty Ltd and Benchmark Asset Management Company Private Limited.

2.	Includes $17 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management.

Three Months Ended September 2012 versus September 2011. Net revenues in Investment Management were $1.20 billion, 2% lower than the third quarter of 2011. The decrease in net revenues compared with the third quarter of 2011 reflected lower transaction revenues and slightly lower management and other fees, partially offset by higher incentive fees. During the quarter, assets under management increased $20 billion to $856 billion, reflecting net market appreciation.

During the third quarter of 2012, Investment Management operated in an environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets. However, the mix of assets under management has shifted slightly to lower risk asset classes compared with the third quarter of 2011. In the future, if asset prices were to decline or investors continue to withdraw their assets, net revenues in Investment Management would likely continue to be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under management.

Operating expenses were $977 million for the third quarter of 2012, essentially unchanged compared with the third quarter of 2011. Pre-tax earnings were $222 million in the third quarter of 2012, 5% lower than the third quarter of 2011.

Nine Months Ended September 2012 versus September 2011. Net revenues in Investment Management were $3.71 billion, 2% lower than the first nine months of 2011 due to slightly lower management and other fees, and lower transaction revenues, partially offset by significantly higher incentive fees, primarily related to the sale of our funds’ remaining investment in the ordinary shares of ICBC during the second quarter of 2012. During the first nine months of 2012, assets under management increased $28 billion to $856 billion. The increase in assets under management included net market appreciation of $39 billion, primarily in fixed income and equity assets, partially offset by net outflows of $11 billion. Net outflows included outflows in money market, equity and alternative investment assets, partially offset by inflows in fixed income assets (including $17 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management).

During the first nine months of 2012, Investment Management operated in an environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets. However, the mix of assets under management has shifted slightly to lower risk asset classes compared with the first nine months of 2011. In the future, if asset prices were to decline or investors continue to withdraw their assets, net revenues in Investment Management would likely continue to be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under management.

Operating expenses were $3.04 billion for the first nine months of 2012, slightly lower than the first nine months of 2011. Pre-tax earnings were $669 million in the first nine months of 2012, slightly higher than the first nine months of 2011.

Geographic Data

See Note 25 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of our total net revenues and pre-tax earnings by geographic region.

136	Goldman Sachs September 2012 Form 10-Q

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

In addition, we evaluated the limitations on sponsorship of, and investments in, hedge funds and private equity funds. The firm earns management fees and incentive fees for investment management services from private equity and hedge funds, which are included in our Investment Management segment. The firm also makes investments in funds and the gains and losses from such investments are included in our Investing & Lending segment; these gains and losses will be impacted by the Volcker Rule. The Volcker Rule limitation on investments in hedge funds and private equity funds requires the firm to reduce its investment in each private equity and hedge fund to 3% or less of net asset value, and to reduce the firm’s aggregate investment in all such funds to 3% or less of the firm’s Tier 1 capital. Over the period from 1999 through the third quarter of 2012, the firm’s aggregate net revenues from its investments in hedge funds and private equity funds were not material to the firm’s aggregate total net revenues over the same period. We continue to manage our existing private equity funds taking into account the transition periods under the Volcker Rule. With respect to our hedge funds, we currently plan to comply with the Volcker Rule by redeeming certain of our interests in the funds. We currently expect to redeem up to approximately 10% of certain hedge funds’ total redeemable units per quarter over ten consecutive quarters, beginning March 2012 and ending June 2014. We redeemed approximately $300 million and $800 million of these interests in hedge funds during the three and nine months ended September 2012, respectively. In addition, we have limited the firm’s initial investment to 3% for certain new funds.

Goldman Sachs September 2012 Form 10-Q	137

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

In December 2011, the Federal Reserve Board has proposed regulations designed to strengthen the regulation and supervision of large bank holding companies and systemically important nonbank financial firms. These proposals address risk-based capital and leverage requirements, liquidity requirements, single counterparty limits and early remediation requirements that are designed to address financial weakness at an early stage. Although many of the proposals mirror initiatives to which bank holding companies are already subject, their full impact on the firm will not be known with certainty until the rules are finalized. In addition, in October 2012, the Federal Reserve Board issued final rules for stress testing requirements for certain bank holding companies, including the firm.

The Dodd-Frank Act also contains provisions that include (i) requiring the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants, and the clearing and execution of more liquid “swaps” through regulated facilities (subject to limited exceptions) and both public and regulatory reporting of trade information, (ii) placing new requirements on swap dealers and security-based swap dealers to comply with new business conduct standards, covering their relationships with counterparties and their internal management of risks and information associated with swaps and security-based swaps, and (iii) establishing mandatory margin requirements for trades that are not cleared through a central counterparty. Although it has not yet finalized its capital regulations, the CFTC has finalized many other rules and has laid out a series of implementation deadlines in the fourth quarter of 2012 and into 2013. Among other requirements, firms that meet the regulatory definition of a swap dealer must register as such with the CFTC by December 31, 2012. Additional CFTC requirements, including business conduct standards for swap dealers and swap reporting requirements for all market participants, will also start on or shortly after December 31, 2012. In October 2012, the SEC also published proposed rules to implement certain of the above provisions of the Dodd-Frank Act related to margin and capital requirements for security-based swap dealers, major security-based swap participants and the clearing and execution of security-based swaps. Furthermore, in July 2012, the Basel Committee and the International Organization of Securities Commissions released a consultative document proposing margin requirements for non-centrally-cleared derivatives. The full impact of these proposals on the firm will not be known with certainty until the rules are finalized.

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

See “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for more information.

138	Goldman Sachs September 2012 Form 10-Q

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

Goldman Sachs September 2012 Form 10-Q	139

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

	As of
in millions	September 2012	December 2011
Excess liquidity (Global Core Excess)	$170,210	$171,581
Other cash	6,328	7,888
Excess liquidity and cash	176,538	179,469
Secured client financing	246,744	283,707
Inventory	325,960	273,640
Secured financing agreements	84,819	71,103
Receivables	37,142	35,769
Institutional Client Services	447,921	380,512
ICBC	1,733	4,713
Equity (excluding ICBC)	21,662	23,041
Debt	24,003	23,311
Receivables and other	6,882	5,320
Investing & Lending	54,280	56,385
Total inventory and related assets	502,201	436,897
Other assets	23,724	23,152
Total assets	$949,207	$923,225

140	Goldman Sachs September 2012 Form 10-Q

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

Goldman Sachs September 2012 Form 10-Q	141

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

	As of September 2012
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 63,639		$ —	$ —	$ —	$ —	$ 63,639
Cash and securities segregated for regulatory and other purposes	—		53,597	—	—	—	53,597
Securities purchased under agreements to resell and federal funds sold	47,051		68,071	32,055	184	—	147,361
Securities borrowed	24,905		87,581	52,764	—	—	165,250
Receivables from brokers, dealers and clearing organizations	—		3,282	12,253	21	—	15,556
Receivables from customers and counterparties	—		34,213	24,889	5,685	—	64,787
Financial instruments owned, at fair value	40,943		—	325,960	48,390	—	415,293
Other assets	—		—	—	—	23,724	23,724
Total assets	$176,538		$246,744	$447,921	$54,280	$23,724	$949,207

	As of December 2011
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 56,008		$ —	$ —	$ —	$ —	$ 56,008
Cash and securities segregated for regulatory and other purposes	—		64,264	—	—	—	64,264
Securities purchased under agreements to resell and federal funds sold	70,220		98,445	18,671	453	—	187,789
Securities borrowed	14,919		85,990	52,432	—	—	153,341
Receivables from brokers, dealers and clearing organizations	—		3,252	10,612	340	—	14,204
Receivables from customers and counterparties	—		31,756	25,157	3,348	—	60,261
Financial instruments owned, at fair value	38,322		—	273,640	52,244	—	364,206
Other assets	—		—	—	—	23,152	23,152
Total assets	$179,469		$283,707	$380,512	$56,385	$23,152	$923,225

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

142	Goldman Sachs September 2012 Form 10-Q

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

	As of
in millions	September 2012	December 2011
Bank loans and bridge loans [1]	$21,011	$19,745
Mortgage and other asset-backed loans and securities	17,138	14,291
Private equity investments and restricted public equity securities [2]	16,827	15,463
High-yield and other debt obligations	12,864	11,118
Emerging market debt securities	8,198	4,624
Emerging market equity securities	4,933	3,922
Other investments in funds [3]	2,755	3,394
ICBC ordinary shares [4]	1,733	4,713

1.	Includes funded commitments and inventory held in connection with our origination, investing and market-making activities.

2.

Includes interests in funds that we manage. Such amounts exclude assets for which the firm does not bear economic exposure of $2.41 billion and $2.38 billion as of September 2012 and December 2011, respectively, including assets related to consolidated investment funds and consolidated variable interest entities (VIEs).

3.

Includes interests in other investment funds that we manage. We redeemed approximately $300 million and $800 million of these interests in hedge funds during the three and nine months ended September 2012, respectively. See “Results of Operations — Regulatory Developments” for more information about our plans to redeem certain of our interests in hedge funds to comply with the Volcker Rule.

4.	Includes interests of $2.60 billion as of December 2011, held by investment funds managed by Goldman Sachs. These investment funds no longer have an interest in the ordinary shares of ICBC.

See Notes 4 through 6 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about the financial instruments we hold.

Balance Sheet Analysis and Metrics

As of September 2012, total assets on our condensed consolidated statements of financial condition were $949.21 billion, an increase of $25.98 billion from December 2011. This increase was primarily due to an increase in financial instruments owned, at fair value of $51.09 billion, primarily due to increases in non-U.S. government and agency obligations and equities and convertible debentures. This increase was partially offset by decreases in collateralized agreements of $28.52 billion, primarily due to client activity.

As of September 2012, total liabilities on our condensed consolidated statements of financial condition were $875.52 billion, an increase of $22.67 billion from December 2011. This increase was primarily due to an increase in deposits of $15.42 billion, primarily due to increases in client activity.

As of September 2012 and December 2011, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $166.19 billion and $164.50 billion, respectively, which were both 7% higher than the daily average amount of repurchase agreements over the respective quarters. As of September 2012, the increase in our repurchase agreements relative to the daily average during the quarter was due to an increase in client activity and firm financing at the end of the quarter. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

Goldman Sachs September 2012 Form 10-Q	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents information on our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	September 2012		December 2011
Total assets	$ 949,207		$ 923,225
Adjusted assets	$ 675,407		$ 604,391
Unsecured long-term borrowings	$ 167,878		$ 173,545
Total shareholders’ equity	$ 73,687		$ 70,379
Leverage ratio	12.9	x	13.1	x
Adjusted leverage ratio	9.2	x	8.6	x
Debt to equity ratio	2.3	x	2.5	x

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

The table below presents the reconciliation of total assets to adjusted assets.

		As of
in millions		September 2012	December 2011
Total assets		$ 949,207	$ 923,225
Deduct:	Securities borrowed	(165,250)	(153,341)
	Securities purchased under agreements to resell and federal funds sold	(147,361)	(187,789)
Add:	Financial instruments sold, but not yet purchased, at fair value	144,179	145,013
	Less derivative liabilities	(51,771)	(58,453)
	Subtotal	(220,203)	(254,570)
Deduct:	Cash and securities segregated for regulatory and other purposes	(53,597)	(64,264)
Adjusted assets		$ 675,407	$ 604,391

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

Our adjusted leverage ratio increased to 9.2x as of September 2012 from 8.6x as of December 2011 as our adjusted assets increased.

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

144	Goldman Sachs September 2012 Form 10-Q

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

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of September 2012.

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

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCE. We issue in different tenors, currencies, and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through the third quarter of 2018 as of September 2012.

Goldman Sachs September 2012 Form 10-Q	145

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The weighted average maturity of our unsecured long-term borrowings as of September 2012 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings  into floating-rate  obligations  in  order  to manage  our  exposure to  interest  rates.  See  Note 16  to  the condensed consolidated  financial   statements  in  Part I, Item 1  of  this Form 10-Q  for  further  information  about our  unsecured long-term borrowings.

Temporary Liquidity Guarantee Program (TLGP). The remaining portion of our senior unsecured short-term debt guaranteed by the FDIC under the TLGP matured during the second quarter of 2012. As of September 2012, no borrowings guaranteed by the FDIC under the TLGP were outstanding and the program had expired for new issuances.

Deposits. As of September 2012, our bank depository institution subsidiaries had $61.53 billion in customer deposits, including $25.69 billion of deposits from private wealth management clients (substantially all from overnight deposit sweep programs), $19.99 billion of long-term certificates of deposit and other long-term time deposits with a weighted average maturity of three years and $15.85 billion of other deposits, primarily from overnight deposit sweep programs, which are administered under long-term agreements. Substantially all of our deposits from private wealth management clients and other overnight deposit sweep programs  were sourced  through  our  own  sales  force  and third-party distributors. We utilize deposits to finance activities in our bank subsidiaries and to support potential outflows, such as draws on unfunded commitments.

Unsecured Short-Term Borrowings. A significant portion   of   our   short-term   borrowings   were   originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We primarily issue commercial paper, promissory notes, and other hybrid instruments.

As of September 2012, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $47.27 billion. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured short-term borrowings.

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

As part of the Federal Reserve Board’s annual Comprehensive Capital Analysis and Review, U.S. bank holding companies with total consolidated assets of $50 billion or greater, are required to submit annual capital plans for review by the Federal Reserve Board. The purpose of the Federal Reserve Board’s review is to ensure that these institutions have robust, forward-looking capital planning processes that account for their unique risks and that permit continued operations during times of economic and financial stress. The Federal Reserve Board will evaluate a bank holding company based on whether it has the capital necessary to continue operating under the baseline and stressed scenarios provided by the Federal Reserve. As part of the capital plan review, the Federal Reserve Board evaluates an institution’s plan to make capital distributions, such as increasing dividend payments or repurchasing  or  redeeming  stock,  across  a  range  of macro-economic and firm-specific assumptions. The Federal Reserve informed us that it did not object to our proposed capital actions through the first quarter of 2013, including the repurchase of outstanding common stock and the 2012 increases in the quarterly common stock dividend.

146	Goldman Sachs September 2012 Form 10-Q

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

As of September 2012, our total shareholders’ equity was $73.69 billion (consisting of common shareholders’ equity of $68.34 billion and preferred stock of $5.35 billion). As of December 2011, our total shareholders’ equity was $70.38 billion (consisting of common shareholders’ equity of $67.28 billion and preferred stock of $3.10 billion). In addition, $2.75 billion of our junior subordinated debt issued to trusts qualifies as equity capital for regulatory and certain rating agency purposes. See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

Consolidated Regulatory Capital

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company and a financial holding company under the U.S. Bank Holding Company Act of 1956. As a bank holding company, we are subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s risk-based capital requirements (which are based on the ‘Basel 1’ Capital Accord of the Basel Committee on Banking Supervision (Basel Committee)).  These  capital requirements  are expressed  as  capital  ratios  that  compare  measures  of  capital  to risk-weighted assets (RWAs). See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the firm’s RWAs. The firm’s capital levels are also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

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

Goldman Sachs September 2012 Form 10-Q	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Consolidated Regulatory Capital Ratios

The table below presents information about our regulatory capital ratios.

	As of
$ in millions	September 2012	December 2011
Common shareholders’ equity	$ 68,337	$ 67,279
Less: Goodwill	(3,763)	(3,802)
Less: Disallowable intangible assets	(1,533)	(1,666)
Less: Other deductions [1]	(5,911)	(6,649)
Tier 1 Common Capital	57,130	55,162
Preferred stock	5,350	3,100
Junior subordinated debt issued to trusts [2]	2,750	5,000
Tier 1 Capital	65,230	63,262
Qualifying subordinated debt [3]	13,309	13,828
Other adjustments	116	53
Tier 2 Capital	$ 13,425	$ 13,881
Total Capital	$ 78,655	$ 77,143
Risk-Weighted Assets [4]	$435,331	$457,027
Tier 1 Capital Ratio	15.0%	13.8%
Total Capital Ratio	18.1%	16.9%
Tier 1 Leverage Ratio [4]	7.2%	7.0%
Tier 1 Common Ratio [5]	13.1%	12.1%

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

Our Tier 1 capital ratio increased to 15.0% as of September 2012 from 13.8% as of December 2011 primarily reflecting an increase in shareholders’ equity and a decrease in RWAs.

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

148	Goldman Sachs September 2012 Form 10-Q

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of September 2012 and December 2011, Group Inc.’s equity investment in subsidiaries was $71.09 billion and $67.70 billion, respectively, compared with its total shareholders’ equity of $73.69 billion and $70.38 billion, respectively.

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

Goldman Sachs September 2012 Form 10-Q	149

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

Series G Preferred Stock. In March 2011, we provided notice to Berkshire Hathaway that we would redeem in full the 50,000 shares of our Series G Preferred Stock held by Berkshire Hathaway for the stated redemption price of $5.50 billion ($110,000 per share), plus accrued and unpaid dividends. In connection with this notice, we recognized a preferred dividend of $1.64 billion (calculated as the difference between the carrying value and the redemption value of the preferred stock), which was recorded as a reduction to earnings applicable to common shareholders for the first quarter of 2011. The redemption also resulted in the acceleration of $24 million of preferred dividends related to the period from April 1, 2011 to the redemption date, which was included in our results during the three months ended March 2011. The Series G Preferred Stock was redeemed on April 18, 2011. Berkshire Hathaway continues to hold a five-year warrant, issued in October 2008, to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share.

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

As of September 2012, under the share repurchase program approved by the Board, we can repurchase up to 34.2 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on our repurchase program.

150	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Capital Metrics

The table below presents information on our shareholders’ equity and book value per common share.

	As of
in millions, except per share amounts	September 2012	December 2011
Total shareholders’ equity	$73,687	$70,379
Common shareholders’ equity	68,337	67,279
Tangible common shareholders’ equity	63,041	61,811
Book value per common share	140.58	130.31
Tangible book value per common share	129.69	119.72

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

The table below presents the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of
in millions	September 2012	December 2011
Total shareholders’ equity	$73,687	$70,379
Deduct: Preferred stock	(5,350)	(3,100)
Common shareholders’ equity	68,337	67,279
Deduct: Goodwill and identifiable intangible assets	(5,296)	(5,468)
Tangible common shareholders’ equity	$63,041	$61,811

Book value and tangible book value per common share. Book value and tangible book value per common share are based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 486.1 million and 516.3 million as of September 2012 and December 2011, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

Goldman Sachs September 2012 Form 10-Q	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in Part I, Items 1 and 2 of this Form 10-Q. In addition, see Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Leases, letters of credit, and lending and other commitments	See below and Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Guarantees	See below and Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Derivatives	See Notes 4, 5, 7 and 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

152	Goldman Sachs September 2012 Form 10-Q

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

The table below presents our contractual obligations, commitments and guarantees as of September 2012.

in millions	Remainder of 2012	2013-2014	2015-2016	2017- Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits [1]	$ —	$ 5,848	$ 4,219	$ 6,485	$ 16,552
Secured long-term financings [2]	—	4,817	1,845	1,681	8,343
Unsecured long-term borrowings [3]	—	25,594	41,754	100,530	167,878
Contractual interest payments [4]	1,619	13,209	10,597	35,803	61,228
Insurance liabilities [5]	502	3,151	2,394	20,562	26,609
Subordinated liabilities issued by consolidated VIEs	6	37	36	967	1,046
Amounts related to off-balance-sheet arrangements
Commitments to extend credit	2,446	17,094	36,668	18,512	74,720
Contingent and forward starting resale and securities borrowing agreements	56,275	324	—	—	56,599
Forward starting repurchase and secured lending agreements	12,727	—	—	—	12,727
Letters of credit	397	468	5	5	875
Investment commitments	921	4,364	143	2,433	7,861
Other commitments	3,654	234	49	71	4,008
Minimum rental payments	110	832	689	1,615	3,246
Derivative guarantees	222,571	389,958	86,756	69,552	768,837
Securities lending indemnifications	29,932	—	—	—	29,932
Other financial guarantees	204	857	1,018	1,246	3,325

1.	Excludes $5.71 billion of time deposits maturing within one year.

2.

The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales and certain other nonrecourse financings, exceeded their related fair value by $188 million.

3.

Includes $11.20 billion related to interest rate hedges on certain unsecured long-term borrowings. In addition, the fair value of unsecured long-term borrowings (principal and non-principal-protected) for which the fair value option was elected exceeded the related aggregate contractual principal amount by $159 million.

4.

Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of September 2012. Includes stated coupons, if any, on structured notes.

5.

Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

Goldman Sachs September 2012 Form 10-Q	153

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

As of September 2012, our unsecured long-term borrowings were $167.88 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

As of September 2012, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $3.25 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and nine months ended September 2012, total occupancy expenses for space held in excess of our current requirements were not material. In addition, during the three and nine months ended September 2012, we incurred exit costs of $1 million and $4 million, respectively, related to our office space. We may incur exit costs (included in “Depreciation and amortization” and “Occupancy”) in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

154	Goldman Sachs September 2012 Form 10-Q

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

Goldman Sachs September 2012 Form 10-Q	155

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

156	Goldman Sachs September 2012 Form 10-Q

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

Firmwide Risk Committee. The Firmwide Risk Committee is responsible for the ongoing monitoring and control of the firm’s global financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by the firm’s chief financial officer and a senior managing director from the firm’s executive office, and reports to the Management Committee. The following four committees report to the Firmwide Risk Committee. The chairperson of the Securities Division Risk Committee is appointed by the chairpersons of the Firmwide Risk

Committee; the chairpersons of the Credit Policy and Firmwide Operational Risk Committees are appointed by the firm’s chief risk officer; and the chairpersons of the Firmwide Finance Committee are appointed by the Firmwide Risk Committee:

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

•

Firmwide Operational Risk Committee. The Firmwide Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies, framework and methodologies, and monitors the effectiveness of operational risk management. This committee is chaired by a managing director in Credit Risk Management.

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

Goldman Sachs September 2012 Form 10-Q	157

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

158	Goldman Sachs September 2012 Form 10-Q

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

Excess Liquidity

Our most important liquidity policy is to pre-fund our estimated potential cash and collateral needs during a liquidity crisis and hold this excess liquidity in the form of unencumbered, highly liquid securities and cash. We believe that the securities held in our global core excess would be readily convertible to cash in a matter of days, through liquidation, by entering into repurchase agreements or from maturities of reverse repurchase agreements, and that this cash would allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets.

As of September 2012 and December 2011, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $170.21 billion and $171.58 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including, but not limited to, a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of September 2012 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
in millions	Three Months Ended September 2012	Year Ended December 2011
U.S. dollar-denominated	$126,873	$125,668
Non-U.S. dollar-denominated	47,989	40,291
Total	$174,862	$165,959

Goldman Sachs September 2012 Form 10-Q	159

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

The table below presents the fair value of our GCE by asset class.

	Average for the
in millions	Three Months Ended September 2012	Year Ended December 2011
Overnight cash deposits	$ 53,115	$ 34,622
U.S. government obligations	72,791	88,528
U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	2,834	5,018
German, French, Japanese and United Kingdom government obligations	46,122	37,791
Total	$174,862	$165,959

The GCE is held at Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the
in millions	Three Months Ended September 2012	Year Ended December 2011
Group Inc.	$ 37,063	$ 49,548
Major broker-dealer subsidiaries	79,336	75,086
Major bank subsidiaries	58,463	41,325
Total	$174,862	$165,959

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

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

160	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $87.71 billion and $83.32 billion for the three months ended September 2012 and year ended December 2011, respectively. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in our Modeled Liquidity Outflow.

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

•	Contingent: A decline in value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

Goldman Sachs September 2012 Form 10-Q	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives.

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

162	Goldman Sachs September 2012 Form 10-Q

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2012, Group Inc. had $29.42 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $29.12 billion invested in GSI, a regulated U.K. broker-dealer; $2.65 billion invested in GSEC, a U.S. registered broker-dealer; $4.21 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $20.32 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also provided, directly or indirectly, $70.97 billion of unsubordinated loans and $12.10 billion of collateral to these entities, substantially all of which was to GS&Co., GSI and GS Bank USA, as of September 2012. In addition, as of September 2012, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Proposed Liquidity Framework

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

Goldman Sachs September 2012 Form 10-Q	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Ratings

The table below presents the unsecured credit ratings and outlook of Group Inc.

As of September 2012
	Short-Term Debt		Long-Term Debt		Subordinated Debt	Trust Preferred	[1]	Preferred Stock		Ratings Outlook
DBRS, Inc.	R-1 (middle	)	A (high	)	A	A		BBB	[3]	Stable
Fitch, Inc.	F1		A	[2]	A-	BBB-		BB+	[4]	Stable
Moody’s Investors Service (Moody’s)	P-2		A3	[2]	Baa1	Baa3		Ba2	[3]	Negative	[5]
Standard & Poor’s Ratings Services (S&P)	A-2		A-	[2]	BBB+	BB+		BB+	[3]	Negative
Rating and Investment Information, Inc.	a-1		A+		A	N/A		N/A		Negative

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

3.	Includes Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

4.

Includes Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II. The APEX issued by Goldman Sachs Capital III has been assigned a rating of BBB-. On October 3, 2012, Fitch, Inc. lowered the rating on the APEX issued by Goldman Sachs Capital III from BBB- to BB+.

5.	The ratings outlook for trust preferred and preferred stock is stable.

The table below presents the unsecured credit ratings of GS Bank USA, GS&Co. and GSI.

As of September 2012
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

164	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	our liquidity, market, credit and operational risk management practices;

•	the level and variability of our earnings;

•	our capital base;

•	our franchise, reputation and management;

•	our corporate governance; and

•	the external operating environment, including the assumed level of government support.

Certain of the firm’s derivatives have been transacted under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these bilateral agreements by determining the collateral or termination payments that would occur assuming a downgrade by all rating agencies. A downgrade by any one rating agency, depending on the agency’s relative ratings of the firm at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. We allocate a portion of our GCE to ensure we would be able to make the additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. The table below presents the additional collateral or termination payments that could have been called at the reporting date by counterparties in the event of a one-notch and two-notch downgrade in our credit ratings.

	As of
in millions	September 2012	December 2011
Additional collateral or termination payments for a one-notch downgrade	$1,397	$1,303
Additional collateral or termination payments for a two-notch downgrade	2,698	2,183

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

Nine Months Ended September 2012. Our cash and cash equivalents increased by $7.63 billion to $63.64 billion at the end of the third quarter of 2012. We generated $9.92 billion in net cash from operating activities. We used net cash of $2.29 billion for investing and financing activities, primarily for net repayments of secured and unsecured borrowings and repurchases of common stock, partially offset by an increase in bank deposits and proceeds from preferred stock issuances.

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

Goldman Sachs September 2012 Form 10-Q	165

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

Systems

We have made a significant investment in technology to monitor market risk including:

•	an independent calculation of VaR and stress measures;

•	risk measures calculated at individual position levels;

•	attribution of risk measures to individual risk factors of each position;

•	the ability to report many different views of the risk measures (e.g., by desk, business, product type or legal entity); and

•	the ability to produce ad hoc analyses in a timely manner.

166	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Value-at-Risk

VaR is the potential loss in value of inventory positions due to adverse market movements over a defined time horizon with a specified confidence level. We typically employ a one-day time horizon with a 95% confidence level. We use a single VaR model which captures risks including interest rates, equity prices, currency rates and commodity prices. As such, VaR facilitates comparison across portfolios of different risk characteristics. VaR also captures the diversification of aggregated risk at the firmwide level.

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

We evaluate the accuracy of our VaR model through daily backtesting (i.e., comparing daily trading net revenues to the VaR measure calculated as of the prior business day) at the firmwide level and for each of our businesses and major regulated subsidiaries. Our VaR model is regularly reviewed and enhanced in order to incorporate changes in the composition of inventory positions, as well as variations in market conditions. Prior to implementing significant changes to our VaR assumptions and/or model, we perform model validation and test runs. Significant changes to our VaR model are reviewed with the firm’s chief risk officer and chief financial officer, and approved by the Firmwide Risk Committee.

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

Goldman Sachs September 2012 Form 10-Q	167

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

Average Daily VaR

in millions Risk Categories	Three Months Ended September		Nine Months Ended September
	2012	2011	2012	2011
Interest rates	$ 73	$ 90	$ 82	$ 84
Equity prices	21	24	24	36
Currency rates	12	15	15	20
Commodity prices	22	25	22	34
Diversification effect	(47)	(52)	(54)	(69)
Total	$ 81	$102	$ 89	$105

Our average daily VaR decreased to $81 million for the third quarter of 2012 from $102 million for the third quarter of 2011, primarily reflecting a decrease in the interest rates category, principally due to lower levels of volatility.

Our average daily VaR decreased to $89 million for the nine months ended September 2012 from $105 million for the nine months ended September 2011, primarily reflecting decreases in the equity prices, commodity prices and currency rates categories, principally due to reduced exposures. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

Quarter-End VaR and High and Low VaR

in millions Risk Categories	As of		Three Months Ended September 2012
	September 2012	June 2012	High	Low
Interest rates	$ 71	$ 79	$ 80	$64
Equity prices	19	17	92	14
Currency rates	10	15	19	9
Commodity prices	24	19	25	18
Diversification effect	(43)	(45)
Total	$ 81	$ 85	$122	$72

Our daily VaR decreased to $81 million as of September 2012 from $85 million as of June 2012, reflecting a decrease in the interest rates category, principally due to lower levels of volatility, and a decrease in the currency rates category due to reduced exposures. These decreases were partially offset by an increase in the commodity prices category, principally due to increased exposures.

During the third quarter of 2012, the firmwide VaR risk limit was not exceeded and was reduced on one occasion due to lower levels of volatility.

168	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects the VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended September 2012.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the third quarter of 2012.

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

Goldman Sachs September 2012 Form 10-Q	169

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

Asset Categories	10% Sensitivity
	Amount as of
in millions	September 2012	June 2012
ICBC	$ 173	$ 162
Equity (excluding ICBC) [1]	2,404	2,413
Debt [2]	1,700	1,522

1.	Relates to private and restricted public equity securities, including interests in firm-sponsored funds that invest in corporate equities and real estate and interests in firm-sponsored hedge funds.

2.

Primarily relates to interests in our firm-sponsored funds that invest in corporate mezzanine and senior debt instruments. Also includes loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

The increase in our 10% sensitivity measure as of September 2012 from June 2012 for debt positions was primarily due to new investments.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $4 million gain (including hedges) as of September 2012. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a $7 million gain (including hedges) as of September 2012. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

The firm engages in insurance activities where we reinsure and purchase portfolios of insurance risk and pension liabilities. The risks associated with these activities include, but are not limited to: equity price, interest rate, reinvestment and mortality risk. The firm mitigates risks associated with insurance activities through the use of reinsurance and hedging. Certain of the assets associated with the firm’s insurance activities are included in VaR. In addition to the positions included in VaR, we held $9.08 billion of securities accounted for as available-for-sale as of September 2012, substantially all of which support the firm’s insurance subsidiaries. As of September 2012, our available-for-sale securities primarily consisted of $4.15 billion of corporate debt securities with an average yield of 3%, the majority of which will mature after five years, $2.83 billion of mortgage and other asset-backed loans and securities with an average yield of 6%, the majority of which will mature after ten years, and $883 million of U.S. government and federal agency obligations with an average yield of 2%, the majority of which will mature after five years. As of June 2012, we held $6.96 billion of securities accounted for as available-for-sale, primarily consisting of $2.95 billion of corporate debt securities with an average yield of 4%, the majority of which will mature after five years, $2.08 billion of mortgage and other asset-backed loans and securities with an average yield of 7%, the majority of which will mature after ten years, and $1.01 billion of U.S. government and federal agency obligations with an average yield of 2%, the majority of which will mature after five years.

In addition, as of September 2012 and June 2012, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about such lending commitments.

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

170	Goldman Sachs September 2012 Form 10-Q

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

Goldman Sachs September 2012 Form 10-Q	171

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

Stress Tests/Scenario Analysis

We use regular stress tests to calculate the credit exposures, including potential concentrations that would result from applying shocks to counterparty credit ratings or credit risk factors (e.g., currency rates, interest rates, equity prices). These shocks include a wide range of moderate and more extreme market movements. Some of our stress tests include shocks to multiple risk factors, consistent with the occurrence of a severe market or economic event. In the case of sovereign default, we estimate the direct impact of the default on our sovereign credit exposures, changes to our credit exposures arising from potential market moves in response to the default, and the impact of credit market deterioration on corporate borrowers and counterparties that may result from the sovereign default. Unlike potential exposure, which is calculated within a specified confidence level, with a stress test there is generally no assumed probability of these events occurring.

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

172	Goldman Sachs September 2012 Form 10-Q

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

	As of September 2012
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	Exposure	Exposure Net of Collateral
AAA/Aaa	$ 398	$ 1,883	$ 2,682	$ 4,963	$ (1,305)	$ 3,658	$ 3,365
AA/Aa2	3,780	8,189	21,748	33,717	(16,032)	17,685	11,486
A/A2	13,113	29,163	42,296	84,572	(62,262)	22,310	14,241
BBB/Baa2	7,493	13,392	29,169	50,054	(35,236)	14,818	5,099
BB/Ba2 or lower	2,970	4,665	9,837	17,472	(9,269)	8,203	5,335
Unrated	456	815	262	1,533	(6)	1,527	1,141
Total	$28,210	$58,107	$105,994	$192,311	$(124,110)	$68,201	$40,667

	As of December 2011
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	Exposure	Exposure Net of Collateral
AAA/Aaa	$ 727	$ 786	$ 2,297	$ 3,810	$ (729)	$ 3,081	$ 2,770
AA/Aa2	4,661	10,198	28,094	42,953	(22,972)	19,981	12,954
A/A2	17,704	36,553	50,787	105,044	(73,873)	31,171	17,109
BBB/Baa2	7,376	14,222	25,612	47,210	(36,214)	10,996	6,895
BB/Ba2 or lower	2,896	4,497	6,597	13,990	(6,729)	7,261	4,527
Unrated	752	664	391	1,807	(149)	1,658	1,064
Total	$34,116	$66,920	$113,778	$214,814	$(140,666)	$74,148	$45,319

Goldman Sachs September 2012 Form 10-Q	173

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

Credit Exposures

As of September 2012, our credit exposures increased as compared with December 2011, reflecting an increase in cash and loans and lending commitments, partially offset by a decrease in OTC derivative exposures. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) was essentially unchanged from December 2011. Counterparty defaults rose slightly during the nine months ended September 2012; however, the associated credit losses were lower as compared with the same prior year period.

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments associated with traditional credit origination activities broken down by industry, region and internal credit rating.

174	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions	September 2012	December 2011	September 2012	December 2011	September 2012	December 2011
Asset Managers & Funds	$ —	$ 64	$10,691	$10,582	$ 1,895	$ 1,290
Banks, Brokers & Other Financial Institutions	11,175	12,535	23,072	25,041	6,162	3,591
Consumer Products, Non-Durables & Retail	—	11	1,296	1,031	14,412	12,685
Government & Central Banks	52,464	43,389	13,733	16,642	1,490	1,828
Healthcare & Education	—	—	3,852	2,962	7,476	7,158
Insurance	—	—	3,200	2,828	3,456	2,891
Natural Resources & Utilities	—	—	4,901	4,803	15,633	14,795
Real Estate	—	—	383	327	2,918	2,695
Technology, Media, Telecommunications & Services	—	2	1,893	2,124	14,421	12,646
Transportation	—	—	1,078	1,104	6,348	5,753
Other	—	7	4,102	6,704	4,932	5,759
Total [2]	$63,639	$56,008	$68,201	$74,148	$79,143	$71,091

Credit Exposure by Region

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions	September 2012	December 2011	September 2012	December 2011	September 2012	December 2011
Americas	$56,182	$48,543	$34,484	$36,591	$58,698	$52,755
EMEA [3]	1,277	1,800	26,625	29,549	18,841	16,989
Asia	6,180	5,665	7,092	8,008	1,604	1,347
Total [2]	$63,639	$56,008	$68,201	$74,148	$79,143	$71,091

Credit Exposure by Credit Quality

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions Credit Rating Equivalent	September 2012	December 2011	September 2012	December 2011	September 2012	December 2011
AAA/Aaa	$49,827	$40,559	$ 3,658	$ 3,081	$ 2,170	$ 2,192
AA/Aa2	5,467	7,463	17,685	19,981	7,551	7,026
A/A2	6,995	6,464	22,310	31,171	22,202	21,055
BBB/Baa2	217	195	14,818	10,996	26,136	22,937
BB/Ba2 or lower	1,133	1,209	8,203	7,261	21,084	17,820
Unrated	—	118	1,527	1,658	—	61
Total [2]	$63,639	$56,008	$68,201	$74,148	$79,143	$71,091

1.

Includes approximately $11 billion and $10 billion of loans as of September 2012 and December 2011, respectively, and approximately $68 billion and $61 billion of lending commitments as of September 2012 and December 2011, respectively. Excludes approximately $10 billion of loans as of both September 2012 and December 2011, and lending commitments with a total notional value of approximately $7 billion and $5 billion as of September 2012 and December 2011, respectively, that are risk managed as part of market risk using VaR and sensitivity measures.

2.

The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. We had approximately $39 billion and $41 billion as of September 2012 and December 2011, respectively, in credit exposure related to securities financing transactions reflecting enforceable netting agreements.

3.	EMEA (Europe, Middle East and Africa).

Goldman Sachs September 2012 Form 10-Q	175

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

	As of September 2012
	Credit Exposure											Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ —		$ —	$ —	$ —		$ —	$ —	$ —	$ 43	$ —	$ —		$ 43
Non-Sovereign	—		33		—	33	—		33	—	33	69	—	11		80
Total Greece	—		33		—	33	—		33	—	33	112	—	11		123
Ireland
Sovereign	—		1		107	108	—		108	—	108	92	—	(420)		(328)
Non-Sovereign	—		326		82	408	(22)		386	—	386	480	74	178		732
Total Ireland	—		327		189	516	(22)		494	—	494	572	74	(242)		404
Italy
Sovereign	—		1,282		19	1,301	(1,235)		66	—	66	(325)	—	(338)		(663)
Non-Sovereign	32		499		105	636	(35)		601	505	1,106	247	78	(1,104)		(779)
Total Italy	32		1,781		124	1,937	(1,270)		667	505	1,172	(78)	78	(1,442)		(1,442)
Portugal
Sovereign	—		127		96	223	—		223	—	223	9	—	(326)		(317)
Non-Sovereign	—		34		3	37	—		37	—	37	164	(3)	(266)		(105)
Total Portugal	—		161		99	260	—		260	—	260	173	(3)	(592)		(422)
Spain
Sovereign	—		71		—	71	—		71	—	71	481	—	(651)		(170)
Non-Sovereign	974		124		45	1,143	(83)		1,060	681	1,741	1,190	270	(490)		970
Total Spain	974		195		45	1,214	(83)		1,131	681	1,812	1,671	270	(1,141)		800
Subtotal	$1,006	[1]	$2,497	[2]	$457	$3,960	$(1,375	) [3]	$2,585	$1,186	$3,771	$2,450	$419	$(3,406	) [3]	$(537)

1.	Principally consists of collateralized loans.

2.	Includes the benefit of $7.2 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $357 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

176	Goldman Sachs September 2012 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	As of December 2011
	Credit Exposure									Market Exposure
in millions	Loans	OTC Derivatives		Other	Gross Funded	Hedges	Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —	$ —		$ —	$ —	$ —	$ —	$ —	$ —	$ 329	$ —	$ (22)		$307
Non-Sovereign	20	53		—	73	—	73	—	73	32	11	18		61
Total Greece	20	53		—	73	—	73	—	73	361	11	(4)		368
Ireland
Sovereign	—	1		256	257	—	257	—	257	411	—	(352)		59
Non-Sovereign	—	542		66	608	(8)	600	57	657	412	85	115		612
Total Ireland	—	543		322	865	(8)	857	57	914	823	85	(237)		671
Italy
Sovereign	—	1,666		3	1,669	(1,410)	259	—	259	210	—	200		410
Non-Sovereign	126	457		—	583	(25)	558	408	966	190	297	(896)		(409)
Total Italy	126	2,123		3	2,252	(1,435)	817	408	1,225	400	297	(696)		1
Portugal
Sovereign	—	151		—	151	—	151	—	151	(98)	—	23		(75)
Non-Sovereign	—	53		2	55	—	55	—	55	230	13	(179)		64
Total Portugal	—	204		2	206	—	206	—	206	132	13	(156)		(11)
Spain
Sovereign	—	88		—	88	—	88	—	88	151	—	(550)		(399)
Non-Sovereign	153	254		11	418	(141)	277	146	423	345	239	(629)		(45)
Total Spain	153	342		11	506	(141)	365	146	511	496	239	(1,179)		(444)
Subtotal	$299	$3,265	[1]	$338	$3,902	$(1,584)	$2,318	$611	$2,929	$2,212	$645	$(2,272	) [2]	$585

1.	Includes the benefit of $6.5 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $341 million.

2.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underlyings. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives included above are bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash or U.S. Treasury securities. The gross purchased and written credit derivative notionals across the above countries for single-name and index credit default swaps (included in Hedges and Credit Derivatives in the tables above) were $173.5 billion and $162.6 billion, respectively, as of September 2012, and $177.8 billion and $167.3 billion, respectively, as of December 2011. Including netting under legally enforceable netting agreements, within each and across all of the countries above, the purchased and written credit derivative notionals for single-name and index credit default swaps were $25.0 billion and $14.1 billion, respectively, as of September 2012, and $28.2 billion and $17.7 billion, respectively, as of December 2011. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements.

In credit exposure above, ‘Other’ principally consists of deposits, secured lending transactions and other secured receivables. As of September 2012 and December 2011, $4.9 billion and $7.0 billion, respectively, of secured lending transactions and other secured receivables were fully collateralized.

For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Goldman Sachs September 2012 Form 10-Q	177

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We conduct stress tests intended to estimate the direct and indirect impact that might result from a variety of possible events involving the above countries, including sovereign defaults and the exit of one or more countries from the Euro area. In the stress tests, described in “Market Risk Management — Stress Testing” and “Credit Risk Management — Stress Tests/Scenario Analysis,” we estimate the direct impact of the event on our credit and market exposures resulting from shocks to risk factors including, but not limited to, currency rates, interest rates, and equity prices. The parameters of these shocks vary based on the scenario reflected in each stress test. We also estimate the indirect impact on our exposures arising from potential market moves in response to the event, such as the impact of credit market deterioration on corporate borrowers and counterparties along with the shocks to the risk factors described above. We review estimated losses produced by the stress tests in order to understand their magnitude, highlight potential loss concentrations, and assess and mitigate our exposures where necessary.

Euro area exit scenarios include analysis of the impacts on exposure that might result from the redenomination of assets in the exiting country or countries. Constructing stress tests for these scenarios requires many assumptions about how exposures might be directly impacted and how resulting secondary market moves would indirectly impact such exposures. Given the multiple parameters involved in such scenarios, losses from such events are inherently difficult to quantify and may materially differ from our estimates. In order to prepare for any market disruption that might result from a Euro area exit, we test our operational and risk management readiness and capability to respond to a redenomination event.

See “Liquidity Risk Management — Modeled Liquidity Outflow,” “Market Risk Management — Stress Testing” and “Credit Risk Management — Stress Tests/Scenario Analysis” for further discussion.

Credit events which occurred subsequent to September 2012 related to these countries did not have a material effect on our financial condition, results of operations, liquidity or capital resources.

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

178	Goldman Sachs September 2012 Form 10-Q

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

Goldman Sachs September 2012 Form 10-Q	179

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

180	Goldman Sachs September 2012 Form 10-Q

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

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters.

Goldman Sachs September 2012 Form 10-Q	181

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

182	Goldman Sachs September 2012 Form 10-Q

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

Goldman Sachs September 2012 Form 10-Q	183

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[1]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs	[1]
Month #1 (July 1, 2012 to July 31, 2012)	2,522,545	$ 96.91	2,522,545		43,436,443
Month #2 (August 1, 2012 to August 31, 2012)	5,240,777	103.62	5,240,777		38,195,666
Month #3 (September 1, 2012 to September 30, 2012)	4,010,475	115.32	4,010,475		34,185,191
Total	11,773,797		11,773,797

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

184	Goldman Sachs September 2012 Form 10-Q

Item 6.          Exhibits

Exhibits

3.1 and 4.1

Certificate of Designations of the Registrant relating to the Series I Preferred Stock, incorporated herein by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, filed on October 24, 2012.

4.2	Form of Certificate representing the Series I Preferred Stock, incorporated herein by reference to Exhibit 5 to the Registrant’s Registration Statement on Form 8-A, filed on October 24, 2012.

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.*

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2012 and September 30, 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) the Condensed Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and year ended December 31, 2011, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Goldman Sachs September 2012 Form 10-Q	185

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	David A. Viniar

	Name:	David A. Viniar
	Title:	Chief Financial Officer

By:	/s/	Sarah E. Smith

	Name:	Sarah E. Smith
	Title:	Principal Accounting Officer

Date: November 8, 2012

186	Goldman Sachs September 2012 Form 10-Q