Form 10-K
period 2012-12-31
GOLDMAN SACHS GROUP INC
filed 2013-03-01
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street New York, N.Y.	10282
(Address of principal executive offices)	(Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series I	New York Stock Exchange
See Exhibit 99.2 for debt and trust securities registered under Section 12(b) of the Act

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $45.3 billion.

As of February 15, 2013, there were 465,503,097 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2012. All references to 2012, 2011 and 2010 refer to our years ended, or the dates, as the context requires, December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

Group Inc. is a bank holding company and a financial holding company regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.

As of December 2012, we had offices in over 30 countries and 49% of our total staff was based outside the Americas (which includes the countries in North and South America). Our clients are located worldwide, and we are an active participant in financial markets around the world. In 2012, we generated 41% of our net revenues outside the Americas. For more information on our geographic results, see Note 25 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Our Business Segments and Segment Operating Results

We report our activities in four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. The chart below presents our four business segments.

Goldman Sachs 2012 Form 10-K	1

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The table below presents our segment operating results.

		Year Ended December [1]			% of 2012
$ in millions		2012	2011	2010	Net Revenues
Investment Banking	Net revenues	$ 4,926	$ 4,355	$ 4,810	15%

	Operating expenses	3,330	2,995	3,459
	Pre-tax earnings	$ 1,596	$ 1,360	$ 1,351
Institutional Client Services	Net revenues	$18,124	$17,280	$21,796	53%

	Operating expenses	12,480	12,837	14,994
	Pre-tax earnings	$ 5,644	$ 4,443	$ 6,802
Investing & Lending	Net revenues	$ 5,891	$ 2,142	$ 7,541	17%

	Operating expenses	2,666	2,673	3,361
	Pre-tax earnings/(loss)	$ 3,225	$ (531)	$ 4,180
Investment Management	Net revenues	$ 5,222	$ 5,034	$ 5,014	15%

	Operating expenses	4,294	4,020	4,082
	Pre-tax earnings	$928	$ 1,014	$ 932
Total	Net revenues	$34,163	$28,811	$39,161

	Operating expenses [2]	22,956	22,642	26,269
	Pre-tax earnings	$11,207	$ 6,169	$12,892

1.

Financial information concerning our business segments for 2012, 2011 and 2010 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data,” which are in Part II, Items 7 and 8, respectively, of this Form 10-K. See Note 25 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

2.

Total operating expenses includes the following expenses that have not been allocated to our segments: (i) charitable contributions of $169 million, $103 million and $345 million for the years ended December 2012, December 2011 and December 2010, respectively; and (ii) real estate-related exit costs of $17 million, $14 million and $28 million for the years ended December 2012, December 2011 and December 2010, respectively. Operating expenses related to net provisions for litigation and regulatory proceedings, previously not allocated to our segments, have now been allocated. This allocation is consistent with the manner in which management currently views the performance of our segments. Reclassifications have been made to previously reported segment amounts to conform to the current presentation.

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

2	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Underwriting. The other core activity of Investment Banking is helping companies raise capital to fund their businesses. As a financial intermediary, our job is to match the capital of our investing clients — who aim to grow the savings of millions of people — with the needs of our corporate and government clients — who need financing to generate growth, create jobs and deliver products and services. Our underwriting activities include public offerings and private placements, including domestic and cross-border transactions, of a wide range of securities and other financial instruments. Underwriting also includes revenues from derivative transactions entered into with corporate and government clients in connection with our underwriting activities.

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

Institutional Client Services and our other businesses are supported by our Global Investment Research division, which, as of December 2012, provided fundamental research on more than 3,700 companies worldwide and more than 40 national economies, as well as on industries, currencies and commodities.

Institutional Client Services generates revenues in four ways:

•

In large, highly liquid markets (such as markets for U.S. Treasury bills, large capitalization S&P 500 stocks or certain mortgage pass-through securities), we execute a high volume of transactions for our clients for modest spreads and fees.

•

In less liquid markets (such as mid-cap corporate bonds, growth market currencies or certain non-agency mortgage-backed securities), we execute transactions for our clients for spreads and fees that are generally somewhat larger.

•

We also structure and execute transactions involving customized or tailor-made products that address our clients’ risk exposures, investment objectives or other complex needs (such as a jet fuel hedge for an airline).

•	We provide financing to our clients for their securities trading activities, as well as securities lending and other prime brokerage services.

Goldman Sachs 2012 Form 10-K	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

•	Credit Products. Investment-grade corporate securities, high-yield securities, credit derivatives, bank and bridge loans, municipal securities, emerging market and distressed debt, and trade claims.

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

Equities Client Execution. We make markets in equity securities and equity-related products, including convertible securities, options, futures and over-the-counter (OTC) derivative instruments, on a global basis. As a principal, we facilitate client transactions by providing liquidity to our clients with large blocks of stocks or options, requiring the commitment of our capital. In addition, we engage in insurance activities where we insure, reinsure and acquire portfolios of insurance risk.

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

Our exchange-based market-making activities include making markets in stocks and exchange-traded funds. We are a Designated Market Maker (DMM) for stocks traded on the NYSE, a registered market maker for ETFs on NYSE Arca, a market maker in listed options on the International Securities Exchange, the Chicago Board Options Exchange, NYSE Arca, the Boston Options Exchange, the Philadelphia Stock Exchange, the Miami Options Exchange and NYSE MKT, and a market maker in futures and options on the Chicago Mercantile Exchange and the Chicago Board of Trade.

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

4	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

•

Other Prime Brokerage Services. We earn fees by providing clearing, settlement and custody services globally. In addition, we provide our hedge fund and other clients with a technology platform and reporting which enables them to monitor their security portfolios and manage risk exposures.

Investing & Lending

Our investing and lending activities, which are typically longer-term, include the firm’s investing and relationship lending activities across various asset classes, primarily debt securities and loans, public and private equity securities, and real estate. These activities include investing directly in publicly and privately traded securities and in loans, and also through certain investment funds that we manage. We manage a diversified global portfolio of investments in equity securities and debt and other investments in privately negotiated transactions, leveraged buyouts, acquisitions and investments in funds managed by external parties. We also provide financing to our clients.

ICBC. We have an investment in the ordinary shares of ICBC, the largest bank in China.

Equity Securities (excluding ICBC). We make corporate, real estate and infrastructure equity-related investments.

Debt Securities and Loans. We make corporate, real estate and infrastructure debt investments. In addition, we provide credit to corporate clients through loan facilities and to high-net-worth individuals primarily through secured loans.

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

Investment Management

Investment Management provides investment and wealth advisory services to help clients preserve and grow their financial assets. Our clients include institutions and high-net-worth individuals, as well as retail investors who access our products through a network of third-party distributors around the world.

We manage client assets across a broad range of asset classes and investment strategies, including equity, fixed income and alternative investments. Alternative investments primarily include hedge funds, credit funds, private equity, real estate, currencies, commodities, and asset allocation strategies. Our investment offerings include those managed on a fiduciary basis by our portfolio managers as well as strategies managed by third-party managers. We offer our investments in a variety of structures, including separately managed accounts, mutual funds, private partnerships, and other commingled vehicles.

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

Goldman Sachs 2012 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management and Other Fees. The majority of revenues in management and other fees is comprised of asset-based fees on client assets. The fees that we charge vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Other fees we receive include financial counseling fees generated through our wealth advisory services and fees related to the administration of real estate assets.

Assets under supervision include assets under management and other client assets. Assets under management include client assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds, credit funds and private equity funds (including real estate funds), and separately managed accounts for institutional and individual investors. Other client assets include client assets invested with third-party managers, private bank deposits and assets related to advisory relationships where we earn a fee for advisory and other services, but do not have discretion over the assets. Assets under supervision do not include the self-directed brokerage accounts of our clients.

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

The tables below present a breakdown of assets under supervision, including assets under management by asset class and by distribution channel.

	As of December
in billions	2012	2011	2010
Alternative investments [1]	$133	$142	$148

Equity	133	126	144

Fixed income	370	340	340
Total non-money market assets	636	608	632

Money markets	218	220	208
Total assets under management (AUM)	854	828	840

Other client assets	111	67	77
Total assets under supervision (AUS)	$965	$895	$917

1.	Primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

	As of December
in billions	2012	2011	2010
Directly distributed:
Institutional	$293	$283	$286

High-net-worth individuals	240	227	229

Third-party distributed:
Institutional, high-net-worth individuals and retail	321	318	325
Total AUM	854	828	840
Other client assets	111	67	77
Total AUS	$965	$895	$917

6	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Business Continuity and Information Security

Business continuity and information security, including cybersecurity, are high priorities for Goldman Sachs. Our Business Continuity Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at the firm’s critical facilities and to comply with regulatory requirements, including those of FINRA. Because we are a bank holding company, our Business Continuity Program is also subject to review by the Federal Reserve Board. The key elements of the program are crisis planning and management, people recovery, business recovery, systems and data recovery, and process improvement. In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect the information provided to us by our clients and that of the firm from cyber attacks and other misappropriation, corruption or loss. Safeguards are applied to maintain the confidentiality, integrity and availability of information.

Employees

Management believes that a major strength and principal reason for the success of Goldman Sachs is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity, cooperation among our employees worldwide and high standards of business ethics.

Instilling the Goldman Sachs culture in all employees is a continuous process, in which training plays an important part. All employees are offered the opportunity to participate in education and periodic seminars that we sponsor at various locations throughout the world. Another important part of instilling the Goldman Sachs culture is our employee review process. Employees are reviewed by supervisors, co-workers and employees they supervise in a 360-degree review process that is integral to our team approach, and includes an evaluation of an employee’s performance with respect to risk management, compliance and diversity. As of December 2012, we had 32,400 total staff.

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

Over time, there has been substantial consolidation and convergence among companies in the financial services industry and, in particular, the credit crisis caused numerous mergers and asset acquisitions among industry participants. Efforts by our competitors to gain market share have resulted in pricing pressure in our investment banking and client execution businesses and could result in pricing pressure in other of our businesses. Moreover, we have faced, and expect to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks. In particular, corporate clients seek such commitments (such as agreements to participate in their commercial paper backstop or other loan facilities) from financial services firms in connection with investment banking and other assignments.

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

Goldman Sachs 2012 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Regulation

As a participant in the banking, securities, investment management, OTC derivatives, futures and options and insurance industries, we are subject to extensive regulation worldwide. Regulatory bodies around the world are generally charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of the customers of market participants, including depositors in banking entities and the customers of broker-dealers, investment advisers, swap dealers and security-based swap dealers.

The financial services industry has been the subject of intense regulatory scrutiny in recent years. Our businesses have been subject to increasing regulation and supervision in the United States and other countries, and we expect this trend to continue in the future. In particular, the Dodd-Frank Act, which was enacted in July 2010, significantly altered the financial regulatory regime within which we operate. The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the rules that will be adopted by the Federal Reserve Board, the FDIC, the SEC, the CFTC and other agencies to implement the legislation, as well as the development of market practices and structures under the regime established by the legislation and the implementing rules. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide, as discussed further throughout this section. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.

Bank Holding Company Regulation

Group Inc. is a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act).

8	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supervision and Regulation

As a bank holding company and a financial holding company under the BHC Act, Group Inc. is subject to supervision and examination by the Federal Reserve Board. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve Board serves as the primary regulator of our consolidated organization, but generally defers to the primary regulators of our U.S. non-bank subsidiaries with respect to the activities of those subsidiaries. Such “functionally regulated” non-bank subsidiaries include broker-dealers registered with the SEC, such as our principal U.S. broker-dealer, Goldman, Sachs & Co. (GS&Co.), entities registered with or regulated by the CFTC with respect to futures-related and swaps-related activities, insurance companies regulated by state insurance authorities and investment advisers registered with the SEC with respect to their investment advisory activities.

As discussed further below, our subsidiary, GS Bank USA, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau (CFPB). In addition, Group Inc. has two limited purpose trust company subsidiaries that are not permitted to and do not accept deposits or make loans (other than as incidental to their trust activities) and are not insured by the FDIC. The Goldman Sachs Trust Company, N.A., a national banking association that is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency and is a member bank of the Federal Reserve System. The Goldman Sachs Trust Company of Delaware, a Delaware limited purpose trust company, is regulated by the Office of the Delaware State Bank Commissioner.

Activities

The BHC Act generally restricts bank holding companies from engaging in business activities other than the business of banking and certain closely related activities. Financial holding companies, however, generally can engage in a broader range of financial and related activities than are otherwise permissible for bank holding companies as long as they continue to meet the eligibility requirements for financial holding companies. These requirements include that the financial holding company and each of its U.S. depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed.” The broader range of permissible activities for financial holding companies includes underwriting, dealing and making markets in securities, insurance underwriting and making investments in non-financial companies. In addition, financial holding companies are permitted under the GLB Act to engage in certain commodities activities in the United States that may otherwise be impermissible for bank holding companies, so long as the assets held pursuant to these activities do not equal 5% or more of their consolidated assets.

The Federal Reserve Board, however, has the authority to limit our ability to conduct activities that would otherwise be permissible for a financial holding company, and will do so if we do not satisfactorily meet certain requirements of the Federal Reserve Board. In addition, we are required to obtain prior Federal Reserve Board approval before engaging in certain banking and other financial activities both in the United States and abroad.

We may face additional limitations on our activities upon implementation of those provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” which will prohibit “proprietary trading” (but will allow activities such as underwriting, market-making related activities and risk-mitigation hedging activities) and will limit the sponsorship of, and investment in, hedge funds and private equity funds by banking entities, including bank holding companies. The Volcker Rule is expected to also limit certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates as described below under “— Transactions with Affiliates.” In October 2011, the proposed rules to implement the Volcker Rule were issued and included an extensive request for comments on the proposal. The proposed rules are highly complex, and many aspects of the Volcker Rule remain unclear. The full impact of the rule on us will depend upon the detailed scope of the prohibitions, permitted activities, exceptions and exclusions, and will not be known with certainty until the rules are finalized and market practices and structures develop under the final rules. Currently, companies are expected to be required to be in compliance by July 2014 (subject to possible extensions).

While many aspects of the Volcker Rule remain unclear, we evaluated the prohibition on “proprietary trading” and determined that businesses that engage in “bright line” proprietary trading are most likely to be prohibited. In 2011 and 2010, we liquidated substantially all of our Principal Strategies and Global Macro Proprietary trading positions.

Goldman Sachs 2012 Form 10-K	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, we have evaluated the limitations on sponsorship of, and investments in, hedge funds and private equity funds. We earn management fees and incentive fees for investment management services from hedge funds and private equity funds, which are included in our Investment Management segment. We also make investments in funds, and the gains and losses from these investments are included in our Investing & Lending segment; these gains and losses will be impacted by the Volcker Rule. The Volcker Rule limitation on investments in hedge funds and private equity funds requires us to reduce our investment in each hedge fund and private equity fund to 3% or less of the fund’s net asset value, and to reduce our aggregate investment in all such funds to 3% or less of our Tier 1 capital. Our aggregate net revenues from our investments in hedge funds and private equity funds were not material to our aggregate total net revenues over the period from 1999 through 2012. We continue to manage our existing private equity funds, taking into account the transition periods under the Volcker Rule. With respect to our hedge funds, we currently plan to comply with the Volcker Rule by redeeming certain of our interests in the funds. Since March 2012, we have been redeeming up to approximately 10% of certain hedge funds’ total redeemable units per quarter, and expect to continue to do so through June 2014. In addition, we have limited our initial investment to 3% for certain new investments in hedge funds and private equity funds.

The Dodd-Frank Act also establishes the CFPB, which has broad authority to regulate providers of credit, payment and other consumer financial products and services, and has oversight over certain of our products and services.

Capital and Liquidity Requirements

Capital requirements are increasingly a factor in determining risk levels and assessing business opportunities and strategies. As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board.

GS Bank USA is subject to broadly similar capital requirements. Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action that is applicable to GS Bank

USA, both Group Inc. and GS Bank USA must meet specific regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items. The sufficiency of our capital levels and those of GS Bank USA, as well as GS Bank USA’s prompt corrective action classification, are also subject to qualitative judgments by regulators.

Other regulated subsidiaries, including GS&Co. and Goldman Sachs International (GSI), are also subject to capital requirements. We expect Group Inc., GS Bank USA, GS&Co., GSI and other regulated subsidiaries to become subject to increased capital requirements over time.

Capital Ratios. See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information on our Tier 1 capital ratio, Tier 1 capital, total capital ratio, total capital, risk-weighted assets (RWAs) and Tier 1 leverage ratio, and for a discussion of minimum required ratios. For information on our Tier 1 common ratio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital — Consolidated Regulatory Capital Ratios” in Part II, Item 7 of this Form 10-K.

Changes in Capital Requirements. Changes to the market risk capital rules of the U.S. federal bank regulatory agencies (the Agencies) became effective on January 1, 2013. These changes require the addition of several new model-based capital requirements, as well as an increase in capital requirements for securitization positions, and are designed to implement the new market risk framework of the Basel Committee, as well as the prohibition on the use of external credit ratings, as required by the Dodd-Frank Act. This revised market risk framework is a significant part of the regulatory capital changes that will ultimately be included in our capital ratios under the guidelines issued by the Basel Committee in December 2010 (Basel 3). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital — Consolidated Regulatory Capital Ratios” in Part II, Item 7 of this Form 10-K for information on the impact of these rules on our Tier 1 common ratio.

10	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We are also currently working to implement the requirements set out in the Agencies’ Risk-Based Capital Standards: Advanced Capital Adequacy Framework — Basel 2, as applicable to us as a bank holding company and as an advanced approach banking organization (Basel 2). These requirements are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee. Basel 2, among other things, revises the regulatory capital framework for credit risk and equity investments, and introduces a new operational risk capital requirement. We will adopt Basel 2 once we are approved to do so by regulators. Our capital adequacy ratio will also be impacted by the further changes outlined below under Basel 3 and provisions of the Dodd-Frank Act.

The “Collins Amendment” of the Dodd-Frank Act requires advanced approach banking organizations to continue, upon adoption of Basel 2, to calculate risk-based capital ratios under both Basel 2 and the Federal Reserve Board’s risk-based capital requirements currently applicable to bank holding companies (Basel 1), which are based on the 1988 Capital Accord of the Basel Committee. For each of the Tier 1 and Total capital ratios, the lower of the Basel 1 and Basel 2 ratios calculated will be used to determine whether such advanced approach banking organizations meet their minimum risk-based capital requirements. Furthermore, the June 2012 proposals described below include provisions which, if enacted as proposed, would modify these minimum risk-based capital requirements.

In June 2012, the Agencies proposed further modifications to their capital adequacy regulations to address aspects of both the Dodd-Frank Act and Basel 3. If enacted as proposed, the most significant changes that would impact us include (i) revisions to the definition of Tier 1 capital, including new deductions from Tier 1 capital, (ii) higher minimum capital and leverage ratios, (iii) a new minimum ratio of Tier 1 common equity to RWAs, (iv) new capital conservation and counter-cyclical capital buffers, (v) an additional leverage ratio that includes measures of off-balance sheet exposures, (vi) revisions to the methodology for calculating RWAs, particularly for credit risk capital requirements for derivatives and (vii) a new

“standardized approach” to the calculation of RWAs that would replace the Federal Reserve’s current Basel 1 risk-based capital framework in 2015, including for purposes of calculating the requisite capital floor under the Collins Amendment.

In November 2012, the Agencies announced that the proposed effective date of January 1, 2013 for these modifications would be deferred, but have not indicated a revised effective date. These proposals incorporate the phase-out of Tier 1 capital treatment for our junior subordinated debt issued to trusts; such capital would instead be eligible as Tier 2 capital. Under the Collins Amendment, this phase-out was scheduled to begin on January 1, 2013. Due to the aforementioned deferral of the effective date of the proposed capital rules, however, the application of this phase-out remains uncertain at this time.

Both the Basel Committee and U.S. banking regulators implementing the Dodd-Frank Act have indicated that they will impose more stringent capital standards on systemically important financial institutions. In November 2011, the Basel Committee published its final provisions for assessing the global systemic importance of banking institutions and the range of additional Tier 1 common equity that should be maintained by banking institutions deemed to be globally systemically important. The additional capital for these institutions would initially range from 1% to 2.5% of Tier 1 common equity and could be as much as 3.5% for a banking institution that increases its systemic footprint (e.g., by increasing total assets). In November 2012, the Financial Stability Board (established at the direction of the leaders of the Group of 20) indicated that we would be required to hold an additional 1.5% of Tier 1 common equity as a globally systemically important banking institution under the Basel Committee’s methodology, based on 2011 financial data. The final determination of the amount of additional Tier 1 common equity that we will be required to hold will be based on our 2013 financial data and the manner and timing of the U.S. banking regulators’ implementation of the Basel Committee’s methodology. The Basel Committee indicated that globally systemically important banking institutions will be required to meet the capital surcharges on a phased-in basis from 2016 through 2019.

Goldman Sachs 2012 Form 10-K	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In October 2012, the Basel Committee also published its final provisions for calculating incremental capital requirements for domestic systemically important banking institutions. The provisions are complementary to the framework outlined above for global systemically important banking institutions, but are more principles-based in order to provide an appropriate degree of national discretion. The impact of these provisions on the regulatory capital requirements of GS Bank USA and other of our subsidiaries, including GSI, will depend on how they are implemented by the banking and non-banking regulators in the United States and other jurisdictions.

During the last year, the Basel Committee has released other consultation papers that may result in further changes to regulatory capital requirements, including a “Fundamental Review of the Trading Book” and “Revisions to the Basel Securitization Framework.” The full impact of these developments on the firm will not be known with certainty until after any resulting rules are finalized.

In December 2011, the Federal Reserve Board proposed rules to implement the enhanced prudential standards and early remediation requirements contemplated by the Dodd-Frank Act. The proposed rules would apply to bank holding companies with $50 billion or more in total consolidated assets such as us, as well as systemically important nonbank financial institutions. With respect to the enhanced prudential standards, the proposed rules address, among other things, risk-based capital and leverage requirements, liquidity requirements, overall risk management requirements and concentration/credit exposure limits. The proposed rules do not include additional capital requirements for globally systemically important banking institutions but contemplate the Federal Reserve Board’s adopting such requirements. The proposed rules require increased involvement by boards of directors in liquidity and risk management. The proposed early remediation rules are modeled on the prompt corrective action regime, described below, but are designed to require action beginning in earlier stages of a company’s financial distress by mandating action on the basis of a range of triggers, including capital and leverage, stress test results, liquidity and risk management. In addition, the proposed enhanced prudential standards impose single-counterparty credit limits, including more stringent requirements for credit exposure among major financial institutions, which (together with other provisions incorporated into the Basel 3 capital rules) may affect our ability to transact or hedge with other financial institutions. Other provisions in the June 2012 proposals discussed above may affect our ability to make markets in the stock of other financial institutions. Although many of the proposals mirror initiatives to which bank holding companies are already subject, their full impact on us will not be known with certainty until the rules are finalized and market practices and structures develop under the final rules.

In October 2012, the Federal Reserve Board issued final rules implementing the requirements of the Dodd-Frank Act concerning supervisory stress tests to be conducted by the Federal Reserve Board and semi-annual company-run stress tests for bank holding companies with total consolidated assets of $50 billion or more, such as us, as well as designated nonbank financial companies. The stress test rules require increased involvement by boards of directors in stress testing and, beginning in March 2013, public disclosure of the results of both the Federal Reserve Board’s annual stress tests and a bank holding company’s semi-annual internal stress tests. Certain stress test requirements are also applicable to GS Bank USA, as discussed below.

The interaction among the Dodd-Frank Act, other reform initiatives contemplated by the Agencies, the Basel Committee’s proposed and announced changes and other proposed or announced changes from other governmental entities and regulators (including the European Union (EU) and the FSA) adds further uncertainty to our future capital and liquidity requirements and those of our subsidiaries.

12	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Liquidity Ratios under Basel 3. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the United States and internationally, without required formulaic measures. Basel 3 will require banks and bank holding companies to measure their liquidity against two specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be mandated by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of these entities over a one-year time horizon. These requirements may incentivize banking entities to increase their holdings of securities that qualify as high-quality liquid assets and increase the use of long-term debt as a funding source. Under the Basel Committee’s framework, the liquidity coverage ratio would be introduced on January 1, 2015; however there would be a phase-in period whereby firms would have a 60% minimum in 2015, which would be raised 10% per year until it reaches 100% in 2019. The net stable funding ratio is not expected to be introduced as a requirement until January 1, 2018. While the principles behind the new framework are broadly consistent with our current liquidity management framework, it is possible that the refinement and implementation of these standards could impact our liquidity and funding requirements and practices, including as the Agencies propose and adopt the Basel 3 liquidity framework in the United States.

We also expect that liquidity requirements applicable to us and several of our subsidiaries will be impacted in the future by the various developments arising from the Basel Committee, the Dodd-Frank Act and actions by other governmental entities and regulators.

Payment of Dividends and Stock Repurchases

Dividend payments by Group Inc. to its shareholders and stock repurchases by Group Inc. are subject to the oversight of the Federal Reserve Board. Under rules adopted by the Federal Reserve Board in November 2011, the dividend and share repurchase policies of large bank holding companies, such as Group Inc., are reviewed by the Federal Reserve Board based on capital plans and stress tests submitted by the bank holding company, and will be assessed against, among other things, the bank holding company’s ability to meet and exceed minimum regulatory capital ratios under stressed scenarios, its expected sources and uses of capital over the planning horizon (generally a period of two years) under baseline and stressed scenarios, and any potential impact of changes to its business plan and activities on its capital adequacy and liquidity. The purpose of the capital plan review is to ensure that these institutions have robust, forward-looking capital planning processes that account for each institution’s unique risks and that permit continued operations during times of economic and financial stress. As part of the capital plan review, the Federal Reserve Board will evaluate an institution’s plan to make capital distributions, such as repurchasing or redeeming stock or increasing dividend payments, across a range of macro-economic and firm-specific assumptions. As part of our 2012 Comprehensive Capital Analysis and Review submission, the Federal Reserve Board informed us that it did not object to our proposed capital actions through the first quarter of 2013, including the repurchase of outstanding common stock and increases in our quarterly common stock dividend.

Federal and state law impose limitations on the payment of dividends by our depository institution subsidiaries to Group Inc. In general, the amount of dividends that may be paid by GS Bank USA or our national bank trust company subsidiary is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by the entity in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the entity obtains prior regulatory approval. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus). The banking regulators have authority to prohibit or limit the payment of dividends if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

In addition, certain of Group Inc.’s non-bank subsidiaries are or will become subject to separate regulatory limitations on dividends and distributions, including our broker-dealer, swap-related and insurance subsidiaries as described below.

Goldman Sachs 2012 Form 10-K	13

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

Guarantees

Group Inc. has, subject to certain exceptions, guaranteed the payment obligations of GS Bank USA, along with those of GS&Co. and Goldman Sachs Execution & Clearing, L.P. (GSEC).

Compensation Practices

Our compensation practices are subject to oversight by the Federal Reserve Board and, with respect to some of our subsidiaries and employees, by other financial regulatory bodies worldwide. The scope and content of compensation regulation in the financial industry are continuing to develop, and we expect that these regulations and resulting market practices will evolve over a number of years.

In June 2010, the Agencies jointly issued guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; the arrangements should be compatible with effective controls and risk management; and the arrangements should be supported by strong corporate governance. In addition, the Federal Reserve Board has conducted a review of the incentive compensation policies and practices of a number of large, complex banking organizations, including us. The June 2010 guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and soundness.

The Financial Stability Board has released standards for implementing certain compensation principles for banks and other financial companies designed to encourage sound compensation practices. These standards are to be implemented by local regulators. In Europe, the Third Capital Requirements Directive includes compensation provisions designed to implement the Financial Stability Board’s compensation standards within the EU. Regulators in a number of countries, including the United Kingdom, France and Germany, have adopted compensation regulations applicable to financial institutions pursuant to this Directive. In addition, the European Parliament has proposed further compensation rules to be included in the Fourth Capital Requirements Directive. These requirements are in addition to the guidance issued by U.S. financial regulators discussed above and the Dodd-Frank Act provision discussed below.

14	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include Group Inc. and some of its depository institution, broker-dealer and investment advisor subsidiaries) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The initial version of these regulations was proposed by the U.S. financial regulators in early 2011 but the regulations have not yet been finalized. The proposed regulations incorporate the three key principles from the June 2010 regulatory guidance discussed above. If the regulations are adopted in the form initially proposed, they will restrict our flexibility with respect to the manner in which we may structure compensation.

Regulation of GS Bank USA

Our subsidiary, GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the CFPB, and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. A number of our activities are conducted partially or entirely through GS Bank USA and its subsidiaries, including: origination of bank loans; interest rate, credit, currency and other derivatives; leveraged finance; mortgage origination; structured finance; and agency lending.

Under rules adopted by the Agencies in 2012 under the Dodd-Frank Act, GS Bank USA is required to undertake stress tests, to submit the results to the Federal Reserve Board, and to make a summary of those results public. The rules require that the board of directors of GS Bank USA, among other things, consider the results of the stress tests in the normal course of the bank’s business including, but not limited to, its capital planning, assessment of capital adequacy and risk management practices.

The Dodd-Frank Act contains “derivative push-out” provisions that, beginning in July 2013 (subject to possible extensions), will prevent us from conducting certain swaps-related activities through GS Bank USA or another insured depository institution subsidiary, subject to exceptions for certain interest rate, currency and cleared credit default swaps and for hedging or risk mitigation activities directly related to the bank’s business. These precluded activities may be conducted elsewhere within the firm, subject to certain requirements and potential registration as a swap or security-based swap dealer. In addition, New York State banking law imposes lending limits (which have recently been amended to take into account credit exposure from derivative transactions) and other requirements that could impact the manner and scope of GS Bank USA’s activities.

Transactions with Affiliates

Transactions between GS Bank USA or its subsidiaries, on the one hand, and Group Inc. or its other subsidiaries and affiliates, on the other hand, are regulated by the Federal Reserve Board under the Federal Reserve Act. The statute and the related regulations limit the types and amounts of transactions (including credit extensions from GS Bank USA or its subsidiaries to Group Inc. or its other subsidiaries and affiliates) that may take place and generally require those transactions to be on market terms or better to GS Bank USA. These regulations generally do not apply to transactions between GS Bank USA and its subsidiaries. The Dodd-Frank Act significantly expands the coverage and scope of the regulations that limit affiliate transactions within a banking organization, including by applying these regulations to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

Goldman Sachs 2012 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Deposit Insurance

GS Bank USA accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, such as GS Bank USA. The amounts of these assessments for larger depository institutions (generally those that have $10 billion in assets or more), such as GS Bank USA, are currently based on the average total consolidated assets less the average tangible equity of the insured depository institution during the assessment period, the supervisory ratings of the insured depository institution and specified forward-looking financial measures used to calculate the assessment rate. The assessment rate is subject to adjustment by the FDIC.

Prompt Corrective Action and Capital Ratios

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

GS Bank USA computes its capital ratios in accordance with the regulatory capital requirements currently applicable to state member banks, which are based on Basel 1, as implemented by the Federal Reserve Board. On January 1, 2013, GS Bank USA also adopted the revised market risk regulatory capital framework outlined above.

GS Bank USA will adopt Basel 2 once it is approved to do so by regulators. In addition, the capital requirements for GS Bank USA are expected to be impacted by the June 2012 proposed modifications to the Agencies’ capital adequacy regulations outlined above, including the requirement for a floor to the advanced risk-based capital ratios. If enacted as proposed, these proposals would also change the regulatory framework for prompt corrective action that is applicable to GS Bank USA by, among other things, introducing a common equity Tier 1 ratio requirement, increasing the minimum Tier 1 capital ratio requirement and introducing a supplementary leverage ratio as a component of the prompt corrective action analysis.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet the capital requirements could also require a depository institution to raise capital. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator, as described under “— Insolvency of an Insured Depository Institution or a Bank Holding Company” below.

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

16	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Insolvency of an Insured Depository Institution or a Bank Holding Company

If the FDIC is appointed as conservator or receiver for an insured depository institution such as GS Bank USA, upon its insolvency or in certain other events, the FDIC has broad powers, including the power:

•	to transfer any of the depository institution’s assets and liabilities to a new obligor, including a newly formed “bridge” bank, without the approval of the depository institution’s creditors;

•	to enforce the terms of the depository institution’s contracts pursuant to their terms without regard to any provisions triggered by the appointment of the FDIC in that capacity; or

•

to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of domestic deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims, including deposits at non-U.S. branches, against such an institution, including claims of debt holders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of GS Bank USA, the debt holders (other than depositors) would be treated differently from, and could receive, if anything, substantially less than, the depositors of GS Bank USA.

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

If the FDIC is appointed as receiver under the orderly liquidation authority, then the powers of the receiver, and the rights and obligations of creditors and other parties who have dealt with the institution, would be determined under the orderly liquidation authority, and not under the insolvency law that would otherwise apply. The powers of the receiver under the orderly liquidation authority were generally based on the powers of the FDIC as receiver for depository institutions under the Federal Deposit Insurance Act. Substantial differences in the rights of creditors exist between the orderly liquidation authority and the U.S. Bankruptcy Code, including the right of the FDIC under the orderly liquidation authority to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity. In addition, the orderly liquidation authority limits the ability of creditors to enforce contractual cross-defaults against affiliates of the institution in receivership.

The orderly liquidation authority provisions of the Dodd-Frank Act became effective upon enactment. The FDIC has completed several rulemakings under the orderly liquidation authority, but may provide additional guidance. New guidance may affect the manner in which the new authority is applied, particularly with respect to broker-dealer and futures commission merchant subsidiaries of bank holding companies.

Goldman Sachs 2012 Form 10-K	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Resolution Plan

As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a rule requiring each bank holding company with over $50 billion in assets and each designated systemically important financial institution to provide to regulators an annual plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). Our resolution plan must, among other things, demonstrate that GS Bank USA is adequately protected from risks arising from our other entities. The regulators’ joint rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy and analyses of the company’s material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements. We submitted our resolution plan to the regulators on June 29, 2012. GS Bank USA also submitted its resolution plan on June 29, 2012, as required by the FDIC.

Broker-Dealer and Securities Regulation

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

In addition, state securities and other regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices, as discussed further under “Other Regulation” below. GSEC and one of its subsidiaries are registered U.S. broker-dealers and are regulated by the SEC, the NYSE and FINRA. For a discussion of net capital requirements applicable to GS&Co. and GSEC, see Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Our exchange-based market-making activities are subject to extensive regulation by a number of securities exchanges. As a DMM on the NYSE and as a market maker on other exchanges, we are required to maintain orderly markets in the securities to which we are assigned. Under the NYSE’s DMM rules, this may require us to supply liquidity to these markets when markets are declining.

The Dodd-Frank Act will result in additional regulation by the SEC, the CFTC and other regulators of our broker-dealer and regulated subsidiaries in a number of respects. The legislation calls for the imposition of expanded standards of care by market participants in dealing with clients and customers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers.

Our broker-dealer subsidiaries will also be affected by rules to be adopted by federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates an asset-backed security transaction to retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party. Securitizations will also be affected by rules proposed by the SEC in September 2011 to implement the Dodd-Frank Act’s prohibition against securitization participants’ engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The proposed rules would except bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

The SEC, FINRA and regulators in various non-U.S. jurisdictions have imposed both conduct-based and disclosure-based requirements with respect to research reports and research analysts and may impose additional regulations.

18	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Swaps, Derivatives and Commodities Regulation

The commodity futures, commodity options and swaps industry in the United States is subject to regulation under the U.S. Commodity Exchange Act. The CFTC is the federal agency charged with the administration of the CEA. In addition, the SEC is the federal agency charged with the regulation of security-based swaps. Several of Goldman Sachs’ subsidiaries, including GS&Co. and GSEC, are registered with the CFTC and act as futures commission merchants, commodity pool operators, commodity trading advisors or (as discussed below) swap dealers, and are subject to CFTC regulations. The rules and regulations of various self-regulatory organizations, such as the Chicago Board of Trade and the Chicago Mercantile Exchange, other futures exchanges and the National Futures Association, also govern the commodity futures, commodity options and swaps activities of these entities. In addition, Goldman Sachs Financial Markets, L.P. (GSFM) is registered with the SEC as an OTC derivatives dealer and conducts certain OTC derivatives activities.

The Dodd-Frank Act provides for significantly increased regulation of and restrictions on derivative markets and transactions. In particular, the Dodd-Frank Act imposes the following requirements relating to swaps and security-based swaps:

•	real-time public and regulatory reporting of trade information for swaps and security-based swaps and large trader reporting for swaps;

•	registration of swap dealers and major swap participants with the CFTC and of security-based swap dealers and major security-based swap participants with the SEC;

•	position limits that cap exposure to derivatives on certain physical commodities;

•	mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps and security-based swaps;

•

new business conduct standards and other requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants, covering their relationships with counterparties, internal oversight and compliance structures, conflict of interest rules, internal information barriers, general and trade-specific record-keeping and risk management;

•	margin requirements for trades that are not cleared through a central counterparty; and

•	entity-level capital requirements for swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants.

The terms “swaps” and “security-based swaps” are generally defined broadly for purposes of these requirements, and can include a wide variety of derivative instruments in addition to those conventionally called swaps, including certain forward contracts, options, certain loan participations and guarantees of swaps, subject to certain exceptions, and relate to a wide variety of underlying assets or obligations, including currencies, commodities, interest or other monetary rates, yields, indices, securities, credit events, loans and other financial obligations.

The CFTC is responsible for issuing rules relating to swaps, swap dealers and major swap participants, and the SEC is responsible for issuing rules relating to security-based swaps, security-based swap dealers and major security-based swap participants. Certain of the requirements, including registration of swap dealers and real-time public trade reporting, have taken effect already under CFTC rules, and the SEC and the CFTC have finalized the definitions of a number of key terms. The CFTC has finalized a number of other implementing rules and laid out a series of implementation deadlines in 2013 covering rules for business conduct standards for swap dealers and clearing requirements.

The SEC has proposed rules to impose margin, capital and segregation requirements for security-based swap dealers and major security-based swap participants. The SEC has also proposed rules relating to registration of security-based swap dealers and major security-based swap participants, trade reporting and real-time reporting, and business conduct requirements for security-based swap dealers and major security-based swap participants.

Both agencies have proposed, but not yet finalized, rules that would govern the design of new trading venues for swaps and security-based swaps and establish the process for determining which products must be traded on these venues.

Goldman Sachs 2012 Form 10-K	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We have registered certain subsidiaries as “swap dealers” under the CFTC rules, including GS&Co., GS Bank USA, GSI and J. Aron & Company. We expect that these entities, and our businesses more broadly, will be subject to significant and developing regulation and regulatory oversight in connection with swap-related activities. However, the full impact of the various U.S. and non-U.S. regulatory developments in this area will not be known with certainty until the rules are implemented and market practices and structures develop under the final rules.

Final rules have not been adopted by the CFTC or proposed by the SEC with respect to derivative activities outside the United States. Under the CFTC’s proposed rules, a non-U.S. entity may need to register as a swap dealer if it effects swap transactions with U.S. persons, subject to certain exceptions.

Similar regulations have been proposed or adopted in jurisdictions outside the United States (such as the European Market Infrastructure Regulation, which took effect in 2012 subject to ongoing implementation), including the introduction of standardized execution and clearing, margining and reporting requirements for OTC derivatives. In July 2012 and February 2013, the Basel Committee and the International Organization of Securities Commissions released consultative documents proposing margin requirements for non-centrally-cleared derivatives.

J. Aron & Company is authorized by the U.S. Federal Energy Regulatory Commission (FERC) to sell wholesale physical power at market-based rates. As a FERC-authorized power marketer, J. Aron & Company is subject to regulation under the U.S. Federal Power Act and FERC regulations and to the oversight of FERC. As a result of our investing activities, Group Inc. is also an “exempt holding company” under the U.S. Public Utility Holding Company Act of 2005 and applicable FERC rules.

In addition, as a result of our power-related and commodities activities, we are subject to energy, environmental and other governmental laws and regulations, as discussed under “Risk Factors — Our commodities activities, particularly our power generation interests and our physical commodities activities, subject us to extensive regulation, potential catastrophic events and environmental, reputational and other risks that may expose us to significant liabilities and costs” in Part I, Item 1A of this Form 10-K.

Insurance Regulation

Our U.S. insurance subsidiaries are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed, and Group Inc. is subject to oversight as an insurance holding company in states where our insurance subsidiaries are domiciled. State insurance regulations limit the ability of our insurance subsidiaries to pay dividends to Group Inc. in certain circumstances, and could require regulatory approval for any change in “control” of Group Inc., which may include control of 10% or more of our voting stock. In addition, certain of our insurance subsidiaries are regulated by the Bermuda Monetary Authority, and Rothesay Life Limited (Rothesay Life), our U.K. insurance subsidiary, is regulated by the FSA. As of December 2012, all of our insurance subsidiaries were in compliance with applicable capital requirements.

Investment Management Regulation

Our investment management business is subject to significant regulation in numerous jurisdictions around the world relating to, among other things, the safeguarding of client assets, offerings of funds, marketing activities, transactions among affiliates and our management of client funds. Certain of our subsidiaries are registered with, and subject to oversight by, the SEC as investment advisers. SEC officials have stated publicly that the SEC may propose changes to the regulation of money market funds, which could include requiring a floating net asset value, capital buffers and/or restrictions on redemptions. Certain of such changes, if proposed and adopted, may negatively impact our money market business.

Other Regulation

The U.S. and non-U.S. government agencies, regulatory bodies and self-regulatory organizations, as well as state securities commissions and other state regulators in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders, or the suspension or expulsion of a broker-dealer or its directors, officers or employees. In addition, a number of our other activities require us to obtain licenses, adhere to applicable regulations and be subject to the oversight of various regulators in the jurisdictions in which we conduct these activities. From time to time, our subsidiaries have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities.

20	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In Europe, Goldman Sachs provides investment services that are subject to oversight by national regulators as well as the EU. These investment services are regulated in accordance with national laws, many of which implement EU directives, and increasingly by directly applicable EU regulations. These national and EU laws require, among other things, compliance with certain capital adequacy standards, customer protection requirements and market conduct and trade reporting rules.

Goldman Sachs provides investment services in and from the United Kingdom under the regulation of the FSA. GSI, our regulated U.K. broker-dealer subsidiary, is subject to the capital requirements imposed by the FSA. Other subsidiaries, including Goldman Sachs International Bank (GSIB), our regulated U.K. bank, are also regulated by the FSA. As of December 2012, GSI and GSIB were in compliance with the FSA capital requirements.

Various other Goldman Sachs entities are regulated by the banking, insurance and securities regulatory authorities of the European countries in which they operate, including, among others, the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, the Autorité de Contrôle Prudentiel and the Autorité des Marchés Financiers in France, the Federal Financial Markets Service and the Central Bank of the Russian Federation and the Swiss Financial Market Supervisory Authority.

The EU and national financial legislators and regulators have proposed or adopted numerous market reforms that may impact our businesses. These include stricter capital and liquidity requirements (including increased capital requirements for market risk for certain of our EU subsidiaries as a result of the new market risk framework of the Basel Committee), risk retention and enhanced disclosure requirements for asset-backed security offerings, reporting requirements and restrictions on short selling and credit default swaps, additional obligations and restrictions on the management and marketing of funds in the EU, and revised market structure, conduct of business and market abuse rules. In addition, the European Commission, the European Securities Market Authority, the European Banking Authority and the European Insurance and Occupational Pensions Authority have announced or are formulating regulatory standards and other measures which will impact our European operations. Certain Goldman Sachs entities are also regulated by the European securities, derivatives and commodities exchanges of which they are members.

Goldman Sachs Japan Co., Ltd. (GSJCL), our regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of December 2012, GSJCL was in compliance with its capital adequacy requirements. GSJCL is also regulated by the Tokyo Stock Exchange, the Osaka Securities Exchange, the Tokyo Financial Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange, Securities and Exchange Surveillance Commission, Bank of Japan, the Ministry of Finance and the Ministry of Economy, Trade and Industry, among others.

Also, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore, the China Securities Regulatory Commission, the Korean Financial Supervisory Service, the Reserve Bank of India, the Securities and Exchange Board of India, the Australian Securities and Investments Commission and the Australian Securities Exchange, among others, regulate various of our subsidiaries and also have capital standards and other requirements comparable to the rules of the SEC. Various other Goldman Sachs entities are regulated by the banking and regulatory authorities in countries in which Goldman Sachs operates, including, among others, Brazil and Dubai.

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

Goldman Sachs 2012 Form 10-K	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Available Information

Our internet address is www.gs.com and the investor relations section of our web site is located at www.gs.com/shareholders. We make available free of charge through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (Exchange Act), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, charters for our Audit Committee, Risk Committee, Compensation Committee, and Corporate Governance, Nominating and Public Responsibilities Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.

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

22	Goldman Sachs 2012 Form 10-K

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

Goldman Sachs 2012 Form 10-K	23

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

Our businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally, both directly and through their impact on client activity levels. Since 2008, these conditions have changed suddenly and, for a period of time, very negatively. In 2008 and through early 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. In 2011 and 2012, concerns about European sovereign debt risk and its impact on the European banking system, and about U.S. growth and uncertainty regarding U.S. federal fiscal policies, resulted, at times, in significant volatility while negatively impacting the levels of client activity.

Since 2008, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor and public confidence. In addition, numerous legislative and regulatory actions have been taken to deal with what regulators, politicians and others believe to be the root causes of the financial crisis, including laws and regulations relating to financial institution capital requirements and compensation practices, restrictions on the type of activities in which financial institutions are permitted to engage, and generally increased regulatory scrutiny. Additional taxes have been, and may in the future be, imposed on us and certain other financial institutions and on financial transactions in which we engage. Many of the regulations that are required to implement this legislation (including the Dodd-Frank Act) are still being developed or are not yet in effect; therefore, the exact impact that these regulations will have on our businesses, results of operations and cash flows is presently unclear.

National and local governments continue to face difficult financial conditions due to significant reductions in tax revenues, particularly from corporate and personal income taxes, as well as increased outlays for unemployment benefits due to high unemployment levels and the cost of stimulus programs.

General uncertainty about economic, political and market activities, and the timing and final details of regulatory reform, as well as a lack of consumer, investor and CEO confidence resulting in large part from such uncertainty, continues to negatively impact client activity which, together with low levels of volatility, has adversely affected many of our businesses.

Our revenues, profitability and return on equity are significantly below 2007 levels, due primarily to the post-2008 economic, financial and political conditions (including the uncertainty about future regulations) and their impact on the markets and the level of client activity. In addition, our revenues and profitability and those of our competitors have been and will continue to be impacted by changes resulting from the financial crisis, including increased capital requirements, minimum liquidity levels and levels of regulatory oversight, as well as limitations on the type of and manner in which certain business activities may be carried out by financial institutions. Financial institution returns have also been negatively impacted by increased funding costs due in part to the withdrawal of perceived government support of such institutions in the event of future financial crises.

The degree to which these and other changes resulting from the financial crisis will have a long-term impact on the profitability of financial institutions will depend on the final interpretation and implementation of new regulations, the manner in which markets, market participants and financial institutions adapt to the new landscape, and the prevailing economic and financial market conditions. However, there is a risk that such changes will, at least in the near-term, continue to negatively impact the absolute level of revenues, profitability and return on equity at our firm and at other financial institutions.

24	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, transparent, liquid and efficient capital markets, low inflation, high business and investor confidence, stable geopolitical conditions, regulatory certainty and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: concerns about sovereign defaults; uncertainty in U.S. federal fiscal policy; uncertainty about the timing and nature of regulatory reforms; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; outbreaks of hostilities or other geopolitical instability; corporate, political or other scandals that reduce investor confidence in capital markets; extreme weather events or other natural disasters or pandemics; or a combination of these or other factors.

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

Goldman Sachs 2012 Form 10-K	25

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

Certain of our market-making activities depend on market volatility to provide trading and arbitrage opportunities to our clients, and decreases in volatility may reduce these opportunities and adversely affect the results of these activities. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by Value-at-Risk (VaR) and may expose us to increased risks in connection with our market-making activities or cause us to reduce our market-making positions in order to avoid increasing our VaR. Limiting the size of our market-making positions can adversely affect our profitability. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances we may be forced to either take on additional risk or to incur losses in order to decrease our VaR. In addition, increases in volatility increase the level of our RWAs and increase our capital requirements, both of which in turn increase our funding costs.

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

26	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our investment management business may be affected by the poor investment performance of our investment products.

Poor investment returns in our investment management business, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by funds or accounts that we manage or investment products that we design or sell, affects our ability to retain existing assets and to attract new clients or additional assets from existing clients. This could affect the management and incentive fees that we earn on assets under supervision or the commissions and net spreads that we earn for selling other investment products, such as structured notes or derivatives.

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

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as occurred during 2008 and early 2009, and to some extent in 2011 and 2012, previously uncorrelated indicators may become correlated, or conversely previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets.

To the extent that we have positions through our market-making or origination activities or we make investments directly through our investing activities in securities, including private equity, that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. In addition, we invest our own capital in private equity, credit, real estate and hedge funds that we manage and limitations on our ability to withdraw some or all of our investments in these funds, whether for legal, reputational or other reasons, may make it more difficult for us to control the risk exposures relating to these investments.

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

Goldman Sachs 2012 Form 10-K	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The financial instruments that we hold and the contracts to which we are a party are often complex, as we employ structured products to benefit our clients and ourselves, and these complex structured products often do not have readily available markets to access in times of liquidity stress. Our investing and lending activities may lead to situations where the holdings from these activities represent a significant portion of specific markets, which could restrict liquidity for our positions.

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

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under certain provisions in some of our trading and collateralized financing contracts. Under these provisions, counterparties could be permitted to terminate contracts with Goldman Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. Certain rating agencies have indicated that the Dodd-Frank Act could result in the rating agencies reducing their assumed level of government support and therefore result in ratings downgrades for certain large financial institutions, including Goldman Sachs. As of December 2012, each of Moody’s Investors Service, Standard & Poor’s Ratings Services and Ratings and Investment Information, Inc. had issued a negative outlook on our long-term credit ratings. As of December 2012, in the event of a one-notch and two-notch downgrade of our credit ratings our counterparties could have called for additional collateral or termination payments in an aggregate amount of $1.5 billion and $2.5 billion, respectively.

Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of U.S. Treasury securities (or other benchmark securities) of the same maturity that we need to pay to our debt investors). Increases in our credit spreads can significantly increase our cost of this funding. Changes in credit spreads are continuous, market-driven, and subject at times to unpredictable and highly volatile movements. Our credit spreads are also influenced by market perceptions of our creditworthiness. In addition, our credit spreads may be influenced by movements in the costs to purchasers of credit default swaps referenced to our long-term debt. The market for credit default swaps, although very large, has proven to be extremely volatile and at times may lack a high degree of structure or transparency.

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

28	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Group Inc. is a holding company and is dependent for liquidity on payments from its subsidiaries, many of which are subject to restrictions.

Group Inc. is a holding company and, therefore, depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Many of our subsidiaries, including our broker-dealer, bank and insurance subsidiaries, are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Group Inc. In addition, our broker-dealer, bank and insurance subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital requirements, as well as restrictions on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. Additional restrictions on related-party transactions, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of Group Inc. and even require Group Inc. to provide additional funding to such subsidiaries. Restrictions or regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on its obligations, including debt obligations, or dividend payments. In addition, Group Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

As a result of the 2008 financial crisis, there has been a trend towards increased regulation and supervision of our subsidiaries by the governments and regulators in the countries in which those subsidiaries are incorporated or do business. Concerns about protecting clients and creditors of financial institutions that are controlled by persons or entities located outside of the country in which such entities are incorporated or do business have caused or may cause a number of governments and regulators to take additional steps to “ring fence” such entities in order to protect clients and creditors of such entities in the event of financial difficulties involving such entities. The result has been and may continue to be additional limitations on our ability to efficiently move capital and liquidity among our affiliated entities, thereby increasing the overall level of capital and liquidity required by the firm on a consolidated basis.

Furthermore, Group Inc. has guaranteed the payment obligations of certain of its subsidiaries, including GS&Co., GS Bank USA and GSEC subject to certain exceptions, and has pledged significant assets to GS Bank USA to support obligations to GS Bank USA. In addition, Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. These guarantees may require Group Inc. to provide substantial funds or assets to its subsidiaries or their creditors or counterparties at a time when Group Inc. is in need of liquidity to fund its own obligations. See “Business — Regulation” in Part I, Item 1 of this Form 10-K for a further discussion of regulatory restrictions.

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

Goldman Sachs 2012 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

30	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We face enhanced risks as new business initiatives lead us to transact with a broader array of clients and counterparties and expose us to new asset classes and new markets.

A number of our recent and planned business initiatives and expansions of existing businesses may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and expose us to new asset classes and new markets. For example, we continue to transact business and invest in new regions, including a wide range of emerging and growth markets. Furthermore, in a number of our businesses, including where we make markets, invest and lend, we directly or indirectly own interests in, or otherwise become affiliated with the ownership and operation of public services, such as airports, toll roads and shipping ports, as well as power generation facilities, physical commodities and other commodities infrastructure components, both within and outside the United States. Recent market conditions may lead to an increase in opportunities to acquire distressed assets and we may determine opportunistically to increase our exposure to these types of assets.

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

Goldman Sachs 2012 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

As a participant in the financial services industry and a bank holding company, we are subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses. Among other things, as a result of regulators enforcing existing laws and regulations, we could be fined, prohibited from engaging in some of our business activities, subject to limitations or conditions on our business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees. In many cases, our activities may be subject to overlapping and divergent regulation in different jurisdictions.

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

These developments could impact our profitability in the affected jurisdictions, or even make it uneconomic for us to continue to conduct all or certain of our businesses in such jurisdictions, or could cause us to incur significant costs associated with changing our business practices, restructuring our businesses, moving all or certain of our businesses and our employees to other locations or complying with applicable capital requirements, including liquidating assets or raising capital in a manner that adversely increases our funding costs or otherwise adversely affects our shareholders and creditors.

32	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

U.S. and non-U.S. regulatory developments, in particular the Dodd-Frank Act and Basel 3, have significantly altered the regulatory framework within which we operate and may adversely affect our competitive position and profitability. Among the aspects of the Dodd-Frank Act most likely to affect our businesses are: the prohibition on proprietary trading and the limitation on the sponsorship of, and investment in, hedge funds and private equity funds by bank holding companies and other banking entities; increased capital requirements; increased regulation of and restrictions on OTC derivatives markets and transactions; limitations on incentive compensation; the prohibition on engaging in certain swaps-based activities through an insured depository institution; limitations on affiliate transactions; the annual updating of a resolution plan; increased deposit insurance assessments; and increased standards of care for broker-dealers in dealing with clients. The implementation of higher capital requirements, the liquidity coverage ratio and the net stable funding ratio under Basel 3 may adversely affect our profitability and competitive position, particularly if the requirements do not apply, or do not apply equally, to our competitors or are not implemented uniformly across jurisdictions.

In addition, the attorneys general of a number of states have filed lawsuits against financial institutions alleging, among other things, that the centralized system of recording mortgages and designating a common entity as the mortgage holder is in violation of state law, and other authorities have brought similar actions or indicated that they are contemplating bringing such actions. If this system and related practices are deemed invalid, it may call into question the validity or enforceability of certain mortgage-related obligations under securitizations and other transactions in which we have participated, negatively impact the market for mortgages and mortgage-related products and our mortgage-related activities, or subject us to additional costs or penalties.

For a discussion of the extensive regulation to which our businesses are subject, see “Business — Regulation” in Part I, Item 1 of this Form 10-K.

We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to compensation, our business practices, our past actions and other matters has increased dramatically in the past several years. The financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or other government officials. Press coverage and other public statements that assert some form of wrongdoing often result in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.

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

Goldman Sachs 2012 Form 10-K	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Nearly all of our employees in our primary locations, including the New York metropolitan area, London, Bangalore, Hong Kong, Tokyo and Salt Lake City, work in close proximity to one another, in one or more buildings. Notwithstanding our efforts to maintain business continuity, given that our headquarters and the largest concentration of our employees are in the New York metropolitan area and our two principal office buildings in the New York area both are located on the waterfront of the Hudson River, depending on the intensity and longevity of the event, a catastrophic event impacting our New York metropolitan area offices, including a terrorist attack, extreme weather event or other hostile or catastrophic event, could very negatively affect our business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

34	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. We are regularly the target of attempted cyber attacks, including denial-of-service attacks, and must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could impact their ability to transact with us or otherwise result in significant losses or reputational damage. The increased use of mobile technologies can heighten these and other operational risks. We expect to expend significant additional resources on an ongoing basis to modify our protective measures and to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

We routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber attacks, but we do not have, and may be unable to put in place, secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action and reputational harm.

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

Goldman Sachs 2012 Form 10-K	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Our commodities-related activities are also subject to the risk of unforeseen or catastrophic events, many of which are outside of our control, including breakdown or failure of power generation equipment, transmission lines, transport vessels, storage facilities or other equipment or processes or other mechanical malfunctions, fires, leaks, spills or release of hazardous substances, performance below expected levels of output or efficiency, terrorist attacks, extreme weather events or other natural disasters or other hostile or catastrophic events. In addition, we rely on third-party suppliers or service providers to perform their contractual obligations and any failure on their part, including the failure to obtain raw materials at reasonable prices or to safely transport or store commodities, could adversely affect our activities. Also, we may not be able to obtain insurance to cover some of these risks and the insurance that we have may be inadequate to cover our losses.

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

36	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme weather events or other natural disasters, could create economic and financial disruptions, could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

In our life and our property catastrophe insurance activities, losses related to unforeseen or catastrophic events could significantly exceed the related reserves and reinsurance proceeds.

Goldman Sachs 2012 Form 10-K	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

We have offices at 30 Hudson Street in Jersey City, New Jersey, which we own and which include approximately 1.6 million gross square feet of office space, and we own over 700,000 square feet of additional commercial space spread among four locations in New York and New Jersey. We also have offices with approximately 450,000 rentable square feet in the New York Metropolitan Area.

We have additional offices in the United States and elsewhere in the Americas, which together comprise approximately 2.0 million rentable square feet of leased space.

In Europe, the Middle East and Africa, we have offices that total approximately 1.8 million rentable square feet of leased and owned space. Our European headquarters is located in London at Peterborough Court, pursuant to a lease expiring in 2026. In total, we have offices with approximately 1.2 million rentable square feet in London, relating to various properties.

In Asia (including India), Australia and New Zealand, we have offices with approximately 1.9 million rentable square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Tokyo, we currently have offices with approximately 340,000 rentable square feet, the majority of which have leases that will expire in 2018. In Hong Kong, we currently have offices with approximately 340,000 rentable square feet, the majority of which have leases that will expire in 2017.

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

Item 4.    Mine Safety Disclosures

Not applicable.

38	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Executive Officers of The Goldman Sachs Group, Inc.

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Lloyd C. Blankfein, 58

Mr. Blankfein has been our Chairman and Chief Executive Officer since June 2006, and a director since April 2003.

Alan M. Cohen, 62

Mr. Cohen has been an Executive Vice President of Goldman Sachs and our Global Head of Compliance since February 2004.

Gary D. Cohn, 52

Mr. Cohn has been our President and Chief Operating Officer (or Co-Chief Operating Officer) and a director since June 2006.

Edith W. Cooper, 51

Ms. Cooper has been an Executive Vice President of Goldman Sachs since April 2011 and our Global Head of Human Capital Management since March 2008. From 2002 to 2008, she served in various positions at the firm, including sales management within the Securities Division.

J. Michael Evans, 55

Mr. Evans has been our global head of Growth Markets since January 2011 and a Vice Chairman of Goldman Sachs since February 2008. From 2004 to June 2012, Mr. Evans was Chairman of Goldman Sachs Asia Pacific.

Gregory K. Palm, 64

Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and our General Counsel and head or co-head of the Legal Department since May 1992.

John F.W. Rogers, 56

Mr. Rogers has been an Executive Vice President of Goldman Sachs since April 2011 and Chief of Staff and Secretary to the Board of Directors of Goldman Sachs since December 2001.

Harvey M. Schwartz, 48

Mr. Schwartz has been an Executive Vice President of Goldman Sachs and our Chief Financial Officer since January 2013. From February 2008 to January 2013, Mr. Schwartz was global co-head of the Securities Division.

Mark Schwartz, 58

Mr. Schwartz has been a Vice Chairman of Goldman Sachs and Chairman of Goldman Sachs Asia Pacific since rejoining the firm in June 2012. From 2006 to June 2012, he was Chairman of MissionPoint Capital Partners, an investment firm he co-founded.

Michael S. Sherwood, 47

Mr. Sherwood has been a Vice Chairman of Goldman Sachs since February 2008 and co-chief executive officer of Goldman Sachs International since 2005.

John S. Weinberg, 56

Mr. Weinberg has been a Vice Chairman of Goldman Sachs since June 2006. He has been co-head of Goldman Sachs’ Investment Banking Division since December 2002.

Goldman Sachs 2012 Form 10-K	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART II Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during 2011 and 2012 is set forth under the heading “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of this Form 10-K. As of February 15, 2013, there were 13,297 holders of record of our common stock.

During 2011 and 2012, dividends of $0.35 per common share were declared on January 18, 2011, April 18, 2011, July 18, 2011, October 17, 2011 and January 17, 2012, dividends of $0.46 per common share were declared on April 16, 2012 and July 16, 2012 and a dividend of $0.50 per common share was declared on October 15, 2012. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by the Board of Directors of Group Inc. (Board).

The declaration of dividends by Group Inc. is subject to the discretion of our Board. Our Board will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to us, the effect on our debt ratings and such other factors as our Board may deem relevant. See “Business — Regulation” in Part I, Item 1 of this Form 10-K for a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to shareholders of Group Inc.

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of our year ended December 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[1]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs	[1]
Month #1 (October 1, 2012 to October 31, 2012)	2,698,223	$121.96	2,698,223		31,486,968

Month #2 (November 1, 2012 to November 30, 2012)	6,343,995	119.01	6,343,995		25,142,973

Month #3 (December 1, 2012 to December 31, 2012)	3,654,122	120.66	3,654,122		21,488,851
Total	12,696,340		12,696,340

1.

On March 21, 2000, we announced that our Board had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 325 million shares by resolutions of our Board adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006, December 17, 2007 and July 18, 2011. We use our share repurchase program to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital position (i.e., comparisons of our desired level and composition of capital to our actual level and composition of capital), but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date. Any repurchase of our common stock requires approval by the Federal Reserve Board.

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this Form 10-K.

Item 6. Selected Financial Data

The Selected Financial Data table is set forth under Part II, Item 8 of this Form 10-K.

40	Goldman Sachs 2012 Form 10-K

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goldman Sachs 2012 Form 10-K	41

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

References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2012. All references to 2012, 2011 and 2010 refer to our years ended, or the dates, as the context requires, December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

42	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Executive Overview

The firm generated net earnings of $7.48 billion for 2012, compared with $4.44 billion and $8.35 billion for 2011 and 2010, respectively. Our diluted earnings per common share were $14.13 for 2012, compared with $4.51 1 for 2011 and $13.18 2 for 2010. Return on average common shareholders’ equity (ROE) 3 was 10.7% for 2012, compared with 3.7% 1 for 2011 and 11.5% 2 for 2010.

Book value per common share increased approximately 11% to $144.67 and tangible book value per common share 4 increased approximately 12% to $134.06 compared with the end of 2011. During the year, the firm repurchased 42.0 million shares of its common stock for a total cost of $4.64 billion. Our Tier 1 capital ratio under Basel 1 was 16.7% and our Tier 1 common ratio under Basel 1 5 was 14.5% as of December 2012.

The firm generated net revenues of $34.16 billion for 2012. These results reflected significantly higher net revenues in Investing & Lending, as well as higher net revenues in Institutional Client Services, Investment Banking and Investment Management compared with 2011.

An overview of net revenues for each of our business segments is provided below.

Investment Banking

Net revenues in Investment Banking increased compared with 2011, reflecting significantly higher net revenues in our Underwriting business, due to strong net revenues in debt underwriting. Net revenues in debt underwriting were significantly higher compared with 2011, primarily reflecting higher net revenues from investment-grade and leveraged finance activity. Net revenues in equity underwriting were lower compared with 2011, primarily reflecting a decline in industry-wide initial public offerings. Net revenues in Financial Advisory were essentially unchanged compared with 2011.

Institutional Client Services

Net revenues in Institutional Client Services increased compared with 2011, reflecting higher net revenues in Fixed Income, Currency and Commodities Client Execution.

The increase in Fixed Income, Currency and Commodities Client Execution compared with 2011 reflected strong net revenues in mortgages, which were significantly higher compared with 2011. In addition, net revenues in credit products and interest rate products were solid and higher compared with 2011. These increases were partially offset by significantly lower net revenues in commodities and slightly lower net revenues in currencies. Although broad market concerns persisted during 2012, Fixed Income, Currency and Commodities Client Execution operated in a generally improved environment characterized by tighter credit spreads and less challenging market-making conditions compared with 2011.

1.

Excluding the impact of the preferred dividend of $1.64 billion in the first quarter of 2011 (calculated as the difference between the carrying value and the redemption value of the preferred stock), related to the redemption of our 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock) held by Berkshire Hathaway Inc. and certain of its subsidiaries (collectively, Berkshire Hathaway), diluted earnings per common share were $7.46 and ROE was 5.9% for 2011. We believe that presenting our results for 2011 excluding this dividend is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding this dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share and ROE excluding the impact of this dividend.

2.

Excluding the impact of the $465 million related to the U.K. bank payroll tax, the $550 million related to the SEC settlement and the $305 million impairment of our New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights, diluted earnings per common share were $15.22 and ROE was 13.1% for 2010. We believe that presenting our results for 2010 excluding the impact of these items is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding these items are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. See “Results of Operations — Financial Overview” below for further information about our calculation of diluted earnings per common share and ROE excluding the impact of these items.

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

Goldman Sachs 2012 Form 10-K	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net revenues in Equities were essentially unchanged compared with 2011. Net revenues in securities services were significantly higher compared with 2011, reflecting a gain of approximately $500 million on the sale of our hedge fund administration business. In addition, equities client execution net revenues were higher than 2011, primarily reflecting significantly higher results in cash products, principally due to increased levels of client activity. These increases were offset by lower commissions and fees, reflecting lower market volumes. During 2012, Equities operated in an environment generally characterized by an increase in global equity prices and lower volatility levels.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $714 million ($433 million and $281 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2012, compared with a net gain of $596 million ($399 million and $197 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2011.

Investing & Lending

Net revenues in Investing & Lending were $5.89 billion and $2.14 billion for 2012 and 2011, respectively. During 2012, Investing & Lending net revenues were positively impacted by tighter credit spreads and an increase in global equity prices. Results for 2012 included a gain of $408 million from our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), net gains of $2.39 billion from other investments in equities, primarily in private equities, net gains and net interest income of $1.85 billion from debt securities and loans, and other net revenues of $1.24 billion, principally related to our consolidated investment entities.

Results for 2011 included a loss of $517 million from our investment in the ordinary shares of ICBC and net gains of $1.12 billion from other investments in equities, primarily in private equities, partially offset by losses from public equities. In addition, Investing & Lending included net revenues of $96 million from debt securities and loans. This amount includes approximately $1 billion of unrealized losses related to relationship lending activities, including the effect of hedges, offset by net interest income and net gains from other debt securities and loans. Results for 2011 also included other net revenues of $1.44 billion, principally related to our consolidated investment entities.

Investment Management

Net revenues in Investment Management increased compared with 2011, due to significantly higher incentive fees, partially offset by lower transaction revenues and slightly lower management and other fees. During the year, assets under supervision 1 increased $70 billion to $965 billion. Assets under management increased $26 billion to $854 billion, reflecting net market appreciation of $44 billion, primarily in fixed income and equity assets, partially offset by net outflows of $18 billion. Net outflows in assets under management included outflows in equity, alternative investment and money market assets, partially offset by inflows in fixed income assets 2. Other client assets increased $44 billion to $111 billion, primarily due to net inflows 2, principally in client assets invested with third-party managers and assets related to advisory relationships.

Our businesses, by their nature, do not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and other factors. For a further discussion of the factors that may affect our future operating results, see “Certain Risk Factors That May Affect Our Businesses” below, as well as “Risk Factors” in Part I, Item 1A of this Form 10-K.

1.

Assets under supervision include assets under management and other client assets. Assets under management include client assets where we earn a fee for managing assets on a discretionary basis. Other client assets include client assets invested with third-party managers, private bank deposits and assets related to advisory relationships where we earn a fee for advisory and other services, but do not have discretion over the assets.

2.

Includes $34 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management Company LLC (Dwight Asset Management), including $17 billion in assets under management and $17 billion in other client assets, and $5 billion of fixed income and equity asset outflows in connection with our liquidation of Goldman Sachs Asset Management Korea Co., Ltd. (Goldman Sachs Asset Management Korea, formerly known as Macquarie — IMM Investment Management), all related to assets under management, for the year ended December 2012.

44	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global economic conditions generally weakened in 2012, as real gross domestic product (GDP) growth slowed in most major economies. Market sentiment was affected by continued broad market concerns and uncertainties, although positive developments helped to improve market conditions. These developments included certain central bank actions to ease monetary policy and address funding risks for European financial institutions. In addition, the U.S. economy posted stable to improving economic data, including favorable developments in unemployment and housing. These improvements resulted in tighter credit spreads, higher global equity prices and lower levels of volatility. However, concerns about the outlook for the global economy and continued political uncertainty, particularly the political debate in the United States surrounding the fiscal cliff, generally resulted in client risk aversion and lower activity levels. Also, uncertainty over financial regulatory reform persisted. These concerns weighed on investment banking activity, as completed mergers and acquisitions activity declined compared with 2011, and equity and equity-related underwriting activity remained low, particularly in initial public offerings. However, industry-wide debt underwriting activity improved compared with 2011. For a further discussion of how market conditions may affect our businesses, see “Certain Risk Factors That May Affect Our Businesses” below as well as “Risk Factors” in Part I, Item 1A of this Form 10-K.

Global

During 2012, real GDP growth declined in most advanced economies and emerging markets. In advanced economies, the slowdown primarily reflected a decline in consumer expenditure and fixed investment growth, particularly in Europe, as well as a deceleration in international trade compared with 2011. In emerging markets, growth in domestic demand weakened, although the contribution from government spending was generally positive. Unemployment levels declined slightly in some economies compared with 2011, but increased in others, particularly in the Euro area. The rate of unemployment continued to remain elevated in many advanced economies. During 2012, the U.S. Federal Reserve, the Bank of England and the Bank of Japan left interest rates unchanged, while the European Central Bank reduced its interest rate. In addition, the People’s Bank of China lowered its one-year benchmark lending rate during the year. The price of crude oil generally declined during 2012. The U.S. dollar weakened against both the Euro and the British pound, while it strengthened against the Japanese yen.

United States

In the United States, real GDP increased by 2.2% in 2012, compared with an increase of 1.8% in 2011. Growth was supported by an acceleration in residential investment and a smaller decrease in state and local government spending, which were partially offset by a slowdown in consumer spending and business investment. Both house prices and housing starts increased. Industrial production expanded in 2012, despite the negative impact of Hurricane Sandy during the fourth quarter. Business and consumer confidence declined during parts of the year, primarily reflecting increased global economic concerns and heightened uncertainties, but ended the year higher compared with the end of 2011. Measures of core inflation on average were higher compared with 2011. The unemployment rate declined during 2012, but remained elevated. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% during the year and extended its program to lengthen the maturity of the U.S. Treasury debt it holds. In addition, the U.S. Federal Reserve announced an open-ended program to purchase U.S. Treasury securities and mortgage-backed securities, as well as a commitment to keep short-term interest rates exceptionally low until the unemployment rate falls to 6.5% or inflation rises materially. The yield on the 10-year U.S. Treasury note fell by 11 basis points during 2012 to 1.78%. In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 16%, 13% and 7%, respectively, compared with the end of 2011.

Goldman Sachs 2012 Form 10-K	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Europe

In the Euro area, real GDP declined by 0.5% in 2012, compared with an increase of 1.5% in 2011. The contraction was principally due to a sharp fall in domestic demand, primarily reflecting downturns in consumer spending and fixed investment. Business and consumer confidence declined and measures of core inflation increased slightly during the year. The unemployment rate increased substantially, particularly in Spain and Italy. These negative developments reflected the impact that the sovereign debt crisis had on the region’s economic growth, particularly during the first half of the year, as concerns about Greece’s debt situation and the fiscal outlook in Spain and Italy intensified. To address these issues, the European Central Bank injected liquidity in the Eurosystem through its longer-term refinancing operations (LTROs), decreased its main refinancing operations rate by 25 basis points to 0.75%, and announced a program to make outright purchases of sovereign bonds in the secondary markets. The Euro appreciated by 2% against the U.S. dollar. In the United Kingdom, real GDP increased by 0.2% in 2012 compared with an increase of 0.9% in 2011. The Bank of England maintained its official bank rate at 0.50% and increased the size of its asset purchase program. The British pound appreciated by 4% against the U.S. dollar. Long-term government bond yields generally declined during the year. In equity markets, the DAX Index, the CAC 40 Index, the Euro Stoxx 50 Index, and the FTSE 100 index increased by 29%, 15%, 14% and 6%, respectively, compared with the end of 2011.

Asia

In Japan, real GDP increased by 1.9% in 2012, compared with a decline of 0.6% in 2011. Fixed investment growth increased, particularly from the public sector, helped by reconstruction efforts following the earthquake and tsunami in 2011. However, the trade balance continued to deteriorate during 2012. Measures of inflation remained negative or close to zero during the year. The Bank of Japan maintained its target overnight call rate at a range of zero to 0.10% during the year, increased the size of its asset purchase program, and announced measures to facilitate outright purchases of government and corporate bonds. The yield on 10-year Japanese government bonds fell by 20 basis points during the year to 0.79%. The Japanese yen depreciated by 13% against the U.S. dollar and, in equity markets, the Nikkei 225 Index increased by 23%. In China, real GDP increased by 7.8% in 2012, compared with an increase of 9.3% in 2011. Growth slowed as household consumption and fixed investment growth moderated. In addition, growth in industrial production declined. Measures of inflation declined during the year. The People’s Bank of China lowered its one-year benchmark lending rate by 56 basis points to 6.00% and reduced the reserve requirement ratio by 100 basis points during the year. The Chinese yuan appreciated slightly against the U.S. dollar and, in equity markets, the Shanghai Composite Index increased by 3%. In India, real GDP increased by an estimated 5.4% in 2012, compared with an increase of 7.5% in 2011. Growth decelerated, primarily reflecting a slowdown in domestic demand growth and a deterioration in the trade balance. The rate of wholesale inflation declined compared with 2011, but remained elevated. The Indian rupee depreciated by 4% against the U.S. dollar and, in equity markets, the BSE Sensex Index increased 26%. Equity markets in Hong Kong and South Korea were higher, as the Hang Seng Index increased 23% and the KOSPI Composite Index increased 9%, respectively, compared with the end of 2011.

Other Markets

In Brazil, real GDP increased by an estimated 1.0% in 2012, compared with an increase of 2.7% in 2011. Growth decelerated, primarily reflecting a decline in private consumption growth and a downturn in fixed investment. The Brazilian real depreciated by 9% against the U.S. dollar and, in equity markets, the Bovespa Index increased by 7% compared with the end of 2011. In Russia, real GDP increased by 3.4% in 2012, compared with 4.3% in 2011. Growth slowed, primarily reflecting a decline in domestic demand growth, particularly during the second half of the year. The Russian ruble appreciated by 5% against the U.S. dollar and, in equity markets, the MICEX Index increased by 5% compared with the end of 2011.

46	Goldman Sachs 2012 Form 10-K

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

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of December 2012 and December 2011, level 3 assets represented 5.0% and 5.2%, respectively, of the firm’s total assets. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs 2012 Form 10-K	47

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

Review of Valuation Models. The firm’s independent model validation group, consisting of quantitative professionals who are separate from model developers, performs an independent model approval process. This process incorporates a review of a diverse set of model and trade parameters across a broad range of values (including extreme and/or improbable conditions) in order to critically evaluate:

•	the model’s suitability for valuation and risk management of a particular instrument type;

•	the model’s accuracy in reflecting the characteristics of the related product and its significant risks;

•	the suitability of the calculation techniques incorporated in the model;

•	the model’s consistency with models for similar products; and

•	the model’s sensitivity to input parameters and assumptions.

New or changed models are reviewed and approved prior to being put into use. Models are evaluated and re-approved annually to assess the impact of any changes in the product or market and any market developments in pricing theories.

48	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Level 3 Financial Assets at Fair Value. The table below presents financial assets measured at fair value and the amount of such assets that are classified within level 3 of the fair value hierarchy.

Total level 3 financial assets were $47.10 billion and $47.94 billion as of December 2012 and December 2011, respectively.

See Notes 5 through 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about changes in level 3 financial assets and fair value measurements.

	As of December 2012		As of December 2011
in millions	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 6,057	$ —	$ 13,440	$ —

U.S. government and federal agency obligations	93,241	—	87,040	—

Non-U.S. government and agency obligations	62,250	26	49,205	148

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	9,805	3,389	6,699	3,346

Loans and securities backed by residential real estate	8,216	1,619	7,592	1,709

Bank loans and bridge loans	22,407	11,235	19,745	11,285

Corporate debt securities	20,981	2,821	22,131	2,480

State and municipal obligations	2,477	619	3,089	599

Other debt obligations	2,251	1,185	4,362	1,451

Equities and convertible debentures	96,454	14,855	65,113	13,667

Commodities	11,696	—	5,762	—
Total cash instruments	335,835	35,749	284,178	34,685

Derivatives	71,176	9,920	80,028	11,900
Financial instruments owned, at fair value	407,011	45,669	364,206	46,585

Securities segregated for regulatory and other purposes	30,484	—	42,014	—

Securities purchased under agreements to resell	141,331	278	187,789	557

Securities borrowed	38,395	—	47,621	—

Receivables from customers and counterparties	7,866	641	9,682	795

Other assets [1]	13,426	507	—	—
Total	$638,513	$47,095	$651,312	$47,937

1.

Consists of assets classified as held for sale related to our reinsurance business, primarily consisting of securities accounted for as available-for-sale and insurance separate account assets, which were previously included in “Financial instruments owned, at fair value” and “Securities segregated for regulatory and other purposes,” respectively. See Note 12 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about assets held for sale.

Goldman Sachs 2012 Form 10-K	49

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

Estimating the fair value of our reporting units requires management to make judgments. Critical inputs to the fair value estimates include (i) projected earnings, (ii) estimated long-term growth rates and (iii) cost of equity. The net book value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of shareholders’ equity required to support the activities of the reporting unit under guidelines issued by the Basel Committee on Banking Supervision (Basel Committee) in December 2010.

Our market capitalization was below book value during 2012. Accordingly, we performed a quantitative impairment test during the fourth quarter of 2012 and determined that goodwill was not impaired. The estimated fair value of our reporting units in which we hold substantially all of our goodwill significantly exceeded the estimated carrying values. We believe that it is appropriate to consider market capitalization, among other factors, as an indicator of fair value over a reasonable period of time.

If the more recent improvement in market conditions does not continue, and we return to a prolonged period of weakness in the business environment or financial markets, our goodwill could be impaired in the future. In addition, significant changes to critical inputs of the goodwill impairment test (e.g., cost of equity) could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

See Note 13 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our goodwill.

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

50	Goldman Sachs 2012 Form 10-K

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

Goldman Sachs 2012 Form 10-K	51

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

Financial Overview

The table below presents an overview of our financial results.

	Year Ended December
$ in millions, except per share amounts	2012	2011		2010
Net revenues	$34,163	$28,811		$39,161

Pre-tax earnings	11,207	6,169		12,892

Net earnings	7,475	4,442		8,354

Net earnings applicable to common shareholders	7,292	2,510		7,713

Diluted earnings per common share	14.13	4.51	[2]	13.18	[3]

Return on average common shareholders’ equity [1]	10.7%	3.7	% [2]	11.5	% [3]

1.	ROE is computed by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the Year Ended December
in millions	2012	2011	2010
Total shareholders’ equity	$72,530	$72,708	$74,257

Preferred stock	(4,392)	(3,990)	(6,957)
Common shareholders’ equity	$68,138	$68,718	$67,300

2.

Excluding the impact of the preferred dividend of $1.64 billion in the first quarter of 2011 (calculated as the difference between the carrying value and the redemption value of the preferred stock), related to the redemption of our Series G Preferred Stock, diluted earnings per common share were $7.46 and ROE was 5.9% for 2011. We believe that presenting our results for 2011 excluding this dividend is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding this dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of this dividend.

in millions, except per share amount	Year Ended December 2011
Net earnings applicable to common shareholders	$ 2,510

Impact of the Series G Preferred Stock dividend	1,643
Net earnings applicable to common shareholders, excluding the impact of the Series G Preferred Stock dividend	4,153

Divided by: average diluted common shares outstanding	556.9
Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend	$ 7.46

in millions	Average for the Year Ended December 2011
Total shareholders’ equity	$72,708

Preferred stock	(3,990)
Common shareholders’ equity	68,718

Impact of the Series G Preferred Stock dividend	1,264
Common shareholders’ equity, excluding the impact of the Series G Preferred Stock dividend	$69,982

52	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

3.

Excluding the impact of the $465 million related to the U.K. bank payroll tax, the $550 million related to the SEC settlement and the $305 million impairment of our NYSE DMM rights, diluted earnings per common share were $15.22 and ROE was 13.1% for 2010. We believe that presenting our results for 2010 excluding the impact of these items is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding these items are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of these items.

in millions, except per share amount	Year Ended December 2010
Net earnings applicable to common shareholders	$ 7,713

Impact of the U.K. bank payroll tax	465

Pre-tax impact of the SEC settlement	550

Tax impact of the SEC settlement	(6)

Pre-tax impact of the NYSE DMM rights impairment	305

Tax impact of the NYSE DMM rights impairment	(118)
Net earnings applicable to common shareholders, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment	8,909

Divided by: average diluted common shares outstanding	585.3
Diluted earnings per common share, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment	$ 15.22

in millions	Average for the Year Ended December 2010
Total shareholders’ equity	$74,257

Preferred stock	(6,957)
Common shareholders’ equity	67,300

Impact of the U.K. bank payroll tax	359

Impact of the SEC settlement	293

Impact of the NYSE DMM rights impairment	14
Common shareholders’ equity, excluding the impact of the U.K. bank payroll tax, the SEC settlement and the NYSE DMM rights impairment	$67,966

Goldman Sachs 2012 Form 10-K	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues

2012 versus 2011. Net revenues on the consolidated statements of earnings were $34.16 billion for 2012, 19% higher than 2011, reflecting significantly higher other principal transactions revenues, as well as higher market-making revenues, investment banking revenues and investment management revenues compared with 2011. These increases were partially offset by significantly lower net interest income and lower commissions and fees compared with 2011.

2011 versus 2010. Net revenues on the consolidated statements of earnings were $28.81 billion for 2011, 26% lower than 2010, reflecting significantly lower other principal transactions revenues and market-making revenues, as well as lower investment banking revenues and net interest income. These decreases were partially offset by higher commissions and fees compared with 2010. Investment management revenues were essentially unchanged compared with 2010.

Non-interest Revenues

Investment banking

During 2012, investment banking revenues reflected an operating environment generally characterized by continued concerns about the outlook for the global economy and political uncertainty. These concerns weighed on investment banking activity, as completed mergers and acquisitions activity declined compared with 2011, and equity and equity-related underwriting activity remained low, particularly in initial public offerings. However, industry-wide debt underwriting activity improved compared with 2011, as credit spreads tightened and interest rates remained low. If macroeconomic concerns continue and result in lower levels of client activity, investment banking revenues would likely be negatively impacted.

2012 versus 2011. Investment banking revenues on the consolidated statements of earnings were $4.94 billion for 2012, 13% higher than 2011, reflecting significantly higher revenues in our underwriting business, due to strong revenues in debt underwriting. Revenues in debt underwriting were significantly higher compared with 2011, primarily reflecting higher revenues from investment-grade and leveraged finance activity. Revenues in equity underwriting were lower compared with 2011, primarily reflecting a decline in industry-wide initial public offerings. Revenues in financial advisory were essentially unchanged compared with 2011.

2011 versus 2010. Investment banking revenues on the consolidated statements of earnings were $4.36 billion for 2011, 9% lower than 2010, primarily reflecting lower revenues in our underwriting business. Revenues in equity underwriting were significantly lower than 2010, principally due to a decline in industry-wide activity. Revenues in debt underwriting were essentially unchanged compared with 2010. Revenues in financial advisory decreased slightly compared with 2010.

Investment management

During 2012, investment management revenues reflected an operating environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets. However, the mix of assets under supervision has shifted slightly from asset classes that typically generate higher fees to asset classes that typically generate lower fees compared with 2011. In the future, if asset prices were to decline, or investors continue to favor asset classes that typically generate lower fees or investors continue to withdraw their assets, investment management revenues would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

2012 versus 2011. Investment management revenues on the consolidated statements of earnings were $4.97 billion for 2012, 6% higher compared with 2011, due to significantly higher incentive fees, partially offset by slightly lower management and other fees.

2011 versus 2010. Investment management revenues on the consolidated statements of earnings were $4.69 billion for 2011, essentially unchanged compared with 2010, primarily due to higher management and other fees, reflecting favorable changes in the mix of assets under management, offset by lower incentive fees.

54	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Commissions and fees

Although global equity prices increased during 2012, commissions and fees reflected an operating environment characterized by lower market volumes primarily due to lower volatility levels, concerns about the outlook for the global economy and continued political uncertainty. If macroeconomic concerns continue and result in lower market volumes, commissions and fees would likely continue to be negatively impacted.

2012 versus 2011. Commissions and fees on the consolidated statements of earnings were $3.16 billion for 2012, 16% lower than 2011, reflecting lower market volumes.

2011 versus 2010. Commissions and fees on the consolidated statements of earnings were $3.77 billion for 2011, 6% higher than 2010, primarily reflecting higher market volumes, particularly during the third quarter of 2011.

Market making

During 2012, market-making revenues reflected an operating environment generally characterized by continued broad market concerns and uncertainties, although positive developments helped to improve market conditions. These developments included certain central bank actions to ease monetary policy and address funding risks for European financial institutions. In addition, the U.S. economy posted stable to improving economic data, including favorable developments in unemployment and housing. These improvements resulted in tighter credit spreads, higher global equity prices and lower levels of volatility. However, concerns about the outlook for the global economy and continued political uncertainty, particularly the political debate in the United States surrounding the fiscal cliff, generally resulted in client risk aversion and lower activity levels. Also, uncertainty over financial regulatory reform persisted. If these concerns and uncertainties continue over the long term, market-making revenues would likely be negatively impacted.

2012 versus 2011. Market-making revenues on the consolidated statements of earnings were $11.35 billion for 2012, 22% higher than 2011, primarily reflecting significantly higher revenues in mortgages and higher revenues in interest rate products, credit products and equity cash products, partially offset by significantly lower revenues in commodities. In addition, market-making revenues included significantly higher revenues in securities services compared with 2011, reflecting a gain of approximately $500 million on the sale of our hedge fund administration business.

2011 versus 2010. Market-making revenues on the consolidated statements of earnings were $9.29 billion for 2011, 32% lower than 2010. Although activity levels during 2011 were generally consistent with 2010 levels, and results were solid during the first quarter of 2011, the environment during the remainder of 2011 was characterized by broad market concerns and uncertainty, resulting in volatile markets and significantly wider credit spreads, which contributed to difficult market-making conditions and led to reductions in risk by us and our clients. As a result of these conditions, revenues across most of our major market-making activities were lower during 2011 compared with 2010.

Other principal transactions

During 2012, other principal transactions revenues reflected an operating environment characterized by tighter credit spreads and an increase in global equity prices. However, concerns about the outlook for the global economy and uncertainty over financial regulatory reform persisted. If equity markets decline or credit spreads widen, other principal transactions revenues would likely be negatively impacted.

2012 versus 2011. Other principal transactions revenues on the consolidated statements of earnings were $5.87 billion and $1.51 billion for 2012 and 2011, respectively. Results for 2012 included a gain from our investment in the ordinary shares of ICBC, net gains from other investments in equities, primarily in private equities, net gains from debt securities and loans, and revenues related to our consolidated investment entities.

2011 versus 2010. Other principal transactions revenues on the consolidated statements of earnings were $1.51 billion and $6.93 billion for 2011 and 2010, respectively. Results for 2011 included a loss from our investment in the ordinary shares of ICBC and net gains from other investments in equities, primarily in private equities, partially offset by losses from public equities. In addition, revenues in other principal transactions included net losses from debt securities and loans, primarily reflecting approximately $1 billion of unrealized losses related to relationship lending activities, including the effect of hedges, partially offset by net gains from other debt securities and loans. Results for 2011 also included revenues related to our consolidated investment entities. Results for 2010 included a gain from our investment in the ordinary shares of ICBC, net gains from other investments in equities, net gains from debt securities and loans, and revenues related to consolidated investment entities.

Goldman Sachs 2012 Form 10-K	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Interest Income

2012 versus 2011. Net interest income on the consolidated statements of earnings was $3.88 billion for 2012, 25% lower than 2011. The decrease compared with 2011 was primarily due to lower average yields on financial instruments owned, at fair value, and collateralized agreements.

2011 versus 2010. Net interest income on the consolidated statements of earnings was $5.19 billion for 2011, 6% lower than 2010. The decrease compared with 2010 was primarily due to higher interest expense related to our long-term borrowings and higher dividend expense related to financial instruments sold, but not yet purchased, partially offset by an increase in interest income from higher yielding collateralized agreements.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity.

Compensation and benefits includes salaries, discretionary compensation, amortization of equity awards and other items such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment.

In the context of more difficult economic and financial conditions, the firm launched an initiative during the second quarter of 2011 to identify areas where we can operate more efficiently and reduce our operating expenses. During 2012 and 2011, we announced targeted annual run rate compensation and non-compensation reductions of approximately $1.9 billion in aggregate.

The table below presents our operating expenses and total staff.

	Year Ended December
$ in millions	2012	2011	2010
Compensation and benefits	$12,944	$12,223	$15,376

U.K. bank payroll tax	—	—	465

Brokerage, clearing, exchange and distribution fees	2,208	2,463	2,281

Market development	509	640	530

Communications and technology	782	828	758

Depreciation and amortization	1,738	1,865	1,889

Occupancy	875	1,030	1,086

Professional fees	867	992	927

Insurance reserves [1]	598	529	398

Other expenses	2,435	2,072	2,559
Total non-compensation expenses	10,012	10,419	10,428
Total operating expenses	$22,956	$22,642	$26,269
Total staff at period-end [2]	32,400	33,300	35,700

1.	Related revenues are included in “Market making” on the consolidated statements of earnings.

2.	Includes employees, consultants and temporary staff.

56	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2012 versus 2011. Operating expenses on the consolidated statements of earnings were $22.96 billion for 2012, essentially unchanged compared with 2011. Compensation and benefits expenses on the consolidated statements of earnings were $12.94 billion for 2012, 6% higher compared with $12.22 billion for 2011. The ratio of compensation and benefits to net revenues for 2012 was 37.9%, compared with 42.4% for 2011. Total staff decreased 3% during 2012.

Non-compensation expenses on the consolidated statements of earnings were $10.01 billion for 2012, 4% lower compared with 2011. The decrease compared with 2011 primarily reflected the impact of expense reduction initiatives, lower brokerage, clearing, exchange and distribution fees, lower occupancy expenses and lower impairment charges. These decreases were partially offset by higher other expenses and increased reserves related to our reinsurance business. The increase in other expenses compared with 2011 primarily reflected higher net provisions for litigation and regulatory proceedings and higher charitable contributions. Net provisions for litigation and regulatory proceedings were $448 million during 2012 (including a settlement with the Board of Governors of the Federal Reserve System (Federal Reserve Board) regarding the independent foreclosure review). Charitable contributions were $225 million during 2012, including $159 million to Goldman Sachs Gives, our donor-advised fund, and $10 million to The Goldman Sachs Foundation. Compensation was reduced to fund the charitable contribution to Goldman Sachs Gives. The firm asks its participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

2011 versus 2010. Operating expenses on the consolidated statements of earnings were $22.64 billion for 2011, 14% lower than 2010. Compensation and benefits expenses on the consolidated statements of earnings were $12.22 billion for 2011, a 21% decline compared with $15.38 billion for 2010. The ratio of compensation and benefits to net revenues for 2011 was 42.4%, compared with 39.3% 1 (which excludes the impact of the U.K. bank payroll tax) for 2010. Operating expenses for 2010 included $465 million related to the U.K. bank payroll tax. Total staff decreased 7% during 2011.

Non-compensation expenses on the consolidated statements of earnings were $10.42 billion for 2011, essentially unchanged compared with 2010. Non-compensation expenses for 2011 included higher brokerage, clearing, exchange and distribution fees, increased reserves related to our reinsurance business and higher market development expenses compared with 2010. These increases were offset by lower other expenses during 2011. The decrease in other expenses primarily reflected lower net provisions for litigation and regulatory proceedings (2010 included $550 million related to a settlement with the SEC). In addition, non-compensation expenses during 2011 included impairment charges of approximately $440 million, primarily related to consolidated investments and Litton Loan Servicing LP. Charitable contributions were $163 million during 2011, including $78 million to Goldman Sachs Gives and $25 million to The Goldman Sachs Foundation. Compensation was reduced to fund the charitable contribution to Goldman Sachs Gives. The firm asks its participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

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

$ in millions	Year Ended December 2010
Compensation and benefits (which excludes the impact of the $465 million U.K. bank payroll tax)	$15,376

Ratio of compensation and benefits to net revenues	39.3%

Compensation and benefits, including the impact of the $465 million U.K. bank payroll tax	$15,841

Ratio of compensation and benefits to net revenues, including the impact of the $465 million U.K. bank payroll tax	40.5%

Goldman Sachs 2012 Form 10-K	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Provision for Taxes

The effective income tax rate for 2012 was 33.3%, up from 28.0% for 2011. The increase from 28.0% to 33.3% was primarily due to the earnings mix and a decrease in the impact of permanent benefits.

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

	Year Ended December 2010
$ in millions	Pre-tax earnings	Provision for taxes	Effective income tax rate
As reported	$12,892	$4,538	35.2%

Add back:
Impact of the U.K. bank payroll tax	465	—

Impact of the SEC settlement	550	6
As adjusted	$13,907	$4,544	32.7%

58	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

		Year Ended December
in millions		2012	2011	2010
Investment Banking	Net revenues	$ 4,926	$ 4,355	$ 4,810

	Operating expenses	3,330	2,995	3,459
	Pre-tax earnings	$ 1,596	$ 1,360	$ 1,351
Institutional Client Services	Net revenues	$18,124	$17,280	$21,796

	Operating expenses	12,480	12,837	14,994
	Pre-tax earnings	$ 5,644	$ 4,443	$ 6,802
Investing & Lending	Net revenues	$ 5,891	$ 2,142	$ 7,541

	Operating expenses	2,666	2,673	3,361
	Pre-tax earnings/(loss)	$ 3,225	$ (531)	$ 4,180
Investment Management	Net revenues	$ 5,222	$ 5,034	$ 5,014

	Operating expenses	4,294	4,020	4,082
	Pre-tax earnings	$ 928	$ 1,014	$ 932
Total	Net revenues	$34,163	$28,811	$39,161

	Operating expenses	22,956	22,642	26,269
	Pre-tax earnings	$11,207	$ 6,169	$12,892

Total operating expenses in the table above include the following expenses that have not been allocated to our segments:

•	charitable contributions of $169 million, $103 million and $345 million for the years ended December 2012, December 2011 and December 2010, respectively; and

•

real estate-related exit costs of $17 million, $14 million and $28 million for the years ended December 2012, December 2011 and December 2010, respectively. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the consolidated statements of earnings.

Operating expenses related to net provisions for litigation and regulatory proceedings, previously not allocated to our segments, have now been allocated. This allocation is consistent with the manner in which management currently views the performance of our segments. Reclassifications have been made to previously reported segment amounts to conform to the current presentation.

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

Goldman Sachs 2012 Form 10-K	59

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

Underwriting. Includes public offerings and private placements, including domestic and cross-border transactions, of a wide range of securities, loans and other financial instruments, and derivative transactions directly related to these client underwriting activities.

The table below presents the operating results of our Investment Banking segment.

	Year Ended December
in millions	2012	2011	2010
Financial Advisory	$1,975	$1,987	$2,062

Equity underwriting	987	1,085	1,462

Debt underwriting	1,964	1,283	1,286
Total Underwriting	2,951	2,368	2,748
Total net revenues	4,926	4,355	4,810

Operating expenses	3,330	2,995	3,459
Pre-tax earnings	$1,596	$1,360	$1,351

The table below presents our financial advisory and underwriting transaction volumes. 1

	Year Ended December
in billions	2012	2011	2010
Announced mergers and acquisitions	$707	$634	$500

Completed mergers and acquisitions	574	652	441

Equity and equity-related offerings [2]	57	55	67

Debt offerings [3]	236	206	234

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

2012 versus 2011. Net revenues in Investment Banking were $4.93 billion for 2012, 13% higher than 2011.

Net revenues in Financial Advisory were $1.98 billion, essentially unchanged compared with 2011. Net revenues in our Underwriting business were $2.95 billion, 25% higher than 2011, due to strong net revenues in debt underwriting. Net revenues in debt underwriting were significantly higher compared with 2011, primarily reflecting higher net revenues from investment-grade and leveraged finance activity. Net revenues in equity underwriting were lower compared with 2011, primarily reflecting a decline in industry-wide initial public offerings.

During 2012, Investment Banking operated in an environment generally characterized by continued concerns about the outlook for the global economy and political uncertainty. These concerns weighed on investment banking activity, as completed mergers and acquisitions activity declined compared with 2011, and equity and equity-related underwriting activity remained low, particularly in initial public offerings. However, industry-wide debt underwriting activity improved compared with 2011, as credit spreads tightened and interest rates remained low. If macroeconomic concerns continue and result in lower levels of client activity, net revenues in Investment Banking would likely be negatively impacted.

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

60	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating expenses were $3.33 billion for 2012, 11% higher than 2011, due to increased compensation and benefits expenses, primarily resulting from higher net revenues. Pre-tax earnings were $1.60 billion in 2012, 17% higher than 2011.

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

Operating expenses were $3.00 billion for 2011, 13% lower than 2010, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues. Pre-tax earnings were $1.36 billion in 2011, essentially unchanged compared with 2010.

Institutional Client Services

Our Institutional Client Services segment is comprised of:

Fixed Income, Currency and Commodities Client Execution. Includes client execution activities related to making markets in interest rate products, credit products, mortgages, currencies and commodities.

We generate market-making revenues in these activities, in three ways:

•

In large, highly liquid markets (such as markets for U.S. Treasury bills or certain mortgage pass-through certificates), we execute a high volume of transactions for our clients for modest spreads and fees.

•

In less liquid markets (such as mid-cap corporate bonds, growth market currencies or certain non-agency mortgage-backed securities), we execute transactions for our clients for spreads and fees that are generally somewhat larger.

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

Equities. Includes client execution activities related to making markets in equity products, as well as commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide. Equities also includes our securities services business, which provides financing, securities lending and other prime brokerage services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and generates revenues primarily in the form of interest rate spreads or fees, and revenues related to our reinsurance activities.

Goldman Sachs 2012 Form 10-K	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the operating results of our Institutional Client Services segment.

	Year Ended December
in millions	2012	2011	2010
Fixed Income, Currency and Commodities Client Execution	$ 9,914	$ 9,018	$13,707

Equities client execution [1]	3,171	3,031	3,231

Commissions and fees	3,053	3,633	3,426

Securities services	1,986	1,598	1,432
Total Equities	8,210	8,262	8,089
Total net revenues	18,124	17,280	21,796

Operating expenses	12,480	12,837	14,994
Pre-tax earnings	$ 5,644	$ 4,443	$ 6,802

1.	Includes net revenues related to reinsurance of $1.08 billion, $880 million and $827 million for the years ended December 2012, December 2011 and December 2010, respectively.

2012 versus 2011. Net revenues in Institutional Client Services were $18.12 billion for 2012, 5% higher than 2011.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $9.91 billion for 2012, 10% higher than 2011. These results reflected strong net revenues in mortgages, which were significantly higher compared with 2011. In addition, net revenues in credit products and interest rate products were solid and higher compared with 2011. These increases were partially offset by significantly lower net revenues in commodities and slightly lower net revenues in currencies. Although broad market concerns persisted during 2012, Fixed Income, Currency and Commodities Client Execution operated in a generally improved environment characterized by tighter credit spreads and less challenging market-making conditions compared with 2011.

Net revenues in Equities were $8.21 billion for 2012, essentially unchanged compared with 2011. Net revenues in securities services were significantly higher compared with 2011, reflecting a gain of approximately $500 million on the sale of our hedge fund administration business. In addition, equities client execution net revenues were higher than 2011, primarily reflecting significantly higher results in cash products, principally due to increased levels of client activity. These increases were offset by lower commissions and fees, reflecting lower market volumes. During 2012, Equities operated in an environment generally characterized by an increase in global equity prices and lower volatility levels.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $714 million ($433 million and $281 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2012, compared with a net gain of $596 million ($399 million and $197 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2011.

During 2012, Institutional Client Services operated in an environment generally characterized by continued broad market concerns and uncertainties, although positive developments helped to improve market conditions. These developments included certain central bank actions to ease monetary policy and address funding risks for European financial institutions. In addition, the U.S. economy posted stable to improving economic data, including favorable developments in unemployment and housing. These improvements resulted in tighter credit spreads, higher global equity prices and lower levels of volatility. However, concerns about the outlook for the global economy and continued political uncertainty, particularly the political debate in the United States surrounding the fiscal cliff, generally resulted in client risk aversion and lower activity levels. Also, uncertainty over financial regulatory reform persisted. If these concerns and uncertainties continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely be negatively impacted.

Operating expenses were $12.48 billion for 2012, 3% lower than 2011, primarily due to lower brokerage, clearing, exchange and distribution fees, and lower impairment charges, partially offset by higher net provisions for litigation and regulatory proceedings. Pre-tax earnings were $5.64 billion in 2012, 27% higher than 2011.

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

62	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net revenues in Equities were $8.26 billion for 2011, 2% higher than 2010. During 2011, average volatility levels increased and equity prices in Europe and Asia declined significantly, particularly during the third quarter. The increase in net revenues reflected higher commissions and fees, primarily due to higher market volumes, particularly during the third quarter of 2011. In addition, net revenues in securities services increased compared with 2010, reflecting the impact of higher average customer balances. Equities client execution net revenues were lower than 2010, primarily reflecting significantly lower net revenues in shares.

The net gain attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $596 million ($399 million and $197 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2011, compared with a net gain of $198 million ($188 million and $10 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2010.

Institutional Client Services operated in an environment generally characterized by increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk, and its impact on the European banking system and global financial institutions. These conditions also impacted expectations for economic prospects in the United States and were reflected in equity and debt markets more broadly. In addition, the downgrade in credit ratings of the U.S. government and federal agencies and many financial institutions during the second half of 2011 contributed to further uncertainty in the markets. These concerns, as well as other broad market concerns, such as uncertainty over financial regulatory reform, continued to have a negative impact on our net revenues during 2011.

Operating expenses were $12.84 billion for 2011, 14% lower than 2010, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues, lower net provisions for litigation and regulatory proceedings (2010 included $550 million related to a settlement with the SEC), the impact of the U.K. bank payroll tax during 2010, as well as an impairment of our NYSE DMM rights of $305 million during 2010. These decreases were partially offset by higher brokerage, clearing, exchange and distribution fees, principally reflecting higher transaction volumes in Equities. Pre-tax earnings were $4.44 billion in 2011, 35% lower than 2010.

Investing & Lending

Investing & Lending includes our investing activities and the origination of loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, directly and indirectly through funds that we manage, in debt securities and loans, public and private equity securities, real estate, consolidated investment entities and power generation facilities.

The table below presents the operating results of our Investing & Lending segment.

	Year Ended December
in millions	2012	2011	2010
ICBC	$ 408	$ (517)	$ 747

Equity securities (excluding ICBC)	2,392	1,120	2,692

Debt securities and loans	1,850	96	2,597

Other	1,241	1,443	1,505
Total net revenues	5,891	2,142	7,541

Operating expenses	2,666	2,673	3,361
Pre-tax earnings/(loss)	$3,225	$ (531)	$4,180

2012 versus 2011. Net revenues in Investing & Lending were $5.89 billion and $2.14 billion for 2012 and 2011, respectively. During 2012, Investing & Lending net revenues were positively impacted by tighter credit spreads and an increase in global equity prices. Results for 2012 included a gain of $408 million from our investment in the ordinary shares of ICBC, net gains of $2.39 billion from other investments in equities, primarily in private equities, net gains and net interest income of $1.85 billion from debt securities and loans, and other net revenues of $1.24 billion, principally related to our consolidated investment entities. If equity markets decline or credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.

Operating expenses were $2.67 billion for 2012, essentially unchanged compared with 2011. Pre-tax earnings were $3.23 billion in 2012, compared with a pre-tax loss of $531 million in 2011.

Goldman Sachs 2012 Form 10-K	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2011 versus 2010. Net revenues in Investing & Lending were $2.14 billion and $7.54 billion for 2011 and 2010, respectively. During 2011, Investing & Lending results reflected an operating environment characterized by a significant decline in equity markets in Europe and Asia, and unfavorable credit markets that were negatively impacted by increased concerns regarding the weakened state of global economies, including heightened European sovereign debt risk. Results for 2011 included a loss of $517 million from our investment in the ordinary shares of ICBC and net gains of $1.12 billion from other investments in equities, primarily in private equities, partially offset by losses from public equities. In addition, Investing & Lending included net revenues of $96 million from debt securities and loans. This amount includes approximately $1 billion of unrealized losses related to relationship lending activities, including the effect of hedges, offset by net interest income and net gains from other debt securities and loans. Results for 2011 also included other net revenues of $1.44 billion, principally related to our consolidated investment entities.

Results for 2010 included a gain of $747 million from our investment in the ordinary shares of ICBC, a net gain of $2.69 billion from other investments in equities, a net gain of $2.60 billion from debt securities and loans and other net revenues of $1.51 billion, principally related to our consolidated investment entities. The net gain from other investments in equities was primarily driven by an increase in global equity markets, which resulted in appreciation of both our public and private equity positions and provided favorable conditions for initial public offerings. The net gains and net interest from debt securities and loans primarily reflected the impact of tighter credit spreads and favorable credit markets during the year, which provided favorable conditions for borrowers to refinance.

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

Assets under supervision include assets under management and other client assets. Assets under management include client assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds, credit funds and private equity funds (including real estate funds), and separately managed accounts for institutional and individual investors. Other client assets include client assets invested with third-party managers, private bank deposits and assets related to advisory relationships where we earn a fee for advisory and other services, but do not have discretion over the assets. Assets under supervision do not include the self-directed brokerage accounts of our clients.

Assets under management and other client assets typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Year Ended December
in millions	2012	2011	2010
Management and other fees	$4,105	$4,188	$3,956

Incentive fees	701	323	527

Transaction revenues	416	523	531
Total net revenues	5,222	5,034	5,014

Operating expenses	4,294	4,020	4,082
Pre-tax earnings	$ 928	$1,014	$ 932

64	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present our assets under supervision, including assets under management by asset class and other client assets, as well as a summary of the changes in our assets under supervision.

	As of December 31,
in billions	2012	2011	2010
Alternative investments [1]	$133	$142	$148

Equity	133	126	144

Fixed income	370	340	340
Total non-money market assets	636	608	632

Money markets	218	220	208
Total assets under management (AUM)	854	828	840

Other client assets	111	67	77
Total assets under supervision (AUS)	$965	$895	$917

1.	Primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

	Year Ended December 31,
in billions	2012	2011		2010
Balance, beginning of year	$895	$917		$955

Net inflows/(outflows) Alternative investments	(11)	(5)		(1)

Equity	(13)	(9)		(21)

Fixed income	8	(15)		7
Total non-money market net inflows/(outflows)	(16)	(29)		(15)

Money markets	(2)	12		(56)
Total AUM net inflows/(outflows)	(18)	(17	) [2]	(71)

Other client assets net inflows/(outflows)	39	(10)		(7)
Total AUS net inflows/(outflows)	21 [1]	(27)		(78)

Net market appreciation/(depreciation) AUM	44	5		40

Other client assets	5	—		—
Total AUS net market appreciation/(depreciation)	49	5		40
Balance, end of year	$965	$895		$917

1.

Includes $34 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management, including $17 billion in assets under management and $17 billion in other client assets, and $5 billion of fixed income and equity asset outflows in connection with our liquidation of Goldman Sachs Asset Management Korea, all related to assets under management.

2.	Includes $6 billion of asset inflows across all asset classes in connection with our acquisitions of Goldman Sachs Australia Pty Ltd and Benchmark Asset Management Company Private Limited.

2012 versus 2011. Net revenues in Investment Management were $5.22 billion for 2012, 4% higher than 2011, due to significantly higher incentive fees, partially offset by lower transaction revenues and slightly lower management and other fees. During the year, assets under supervision increased $70 billion to $965 billion. Assets under management increased $26 billion to $854 billion, reflecting net market appreciation of $44 billion, primarily in fixed income and equity assets, partially offset by net outflows of $18 billion. Net outflows in assets under management included outflows in equity, alternative investment and money market assets, partially offset by inflows in fixed income assets. Other client assets increased $44 billion to $111 billion, primarily due to net inflows, principally in client assets invested with third-party managers and assets related to advisory relationships.

During 2012, Investment Management operated in an environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets. However, the mix of assets under supervision has shifted slightly from asset classes that typically generate higher fees to asset classes that typically generate lower fees compared with 2011. In the future, if asset prices were to decline, or investors continue to favor asset classes that typically generate lower fees or investors continue to withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $4.29 billion for 2012, 7% higher than 2011, due to increased compensation and benefits expenses. Pre-tax earnings were $928 million in 2012, 8% lower than 2011.

2011 versus 2010. Net revenues in Investment Management were $5.03 billion for 2011, essentially unchanged compared with 2010, primarily due to higher management and other fees, reflecting favorable changes in the mix of assets under management, offset by lower incentive fees. During 2011, assets under supervision decreased $22 billion to $895 billion. Assets under management decreased $12 billion to $828 billion, reflecting net outflows of $17 billion, partially offset by net market appreciation of $5 billion. Net outflows in assets under management primarily reflected outflows in fixed income and equity assets, partially offset by inflows in money market assets. Other client assets decreased $10 billion to $67 billion, primarily due to net outflows, principally in client assets invested with third-party managers in money market funds.

Goldman Sachs 2012 Form 10-K	65

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

Operating expenses were $4.02 billion for 2011, 2% lower than 2010. Pre-tax earnings were $1.01 billion in 2011, 9% higher than 2010.

Geographic Data

See Note 25 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

Regulatory Developments

The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, significantly altered the financial regulatory regime within which we operate. The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the rules that will be adopted by the Federal Reserve Board, the Federal Deposit Insurance Corporation (FDIC), the SEC, the U.S. Commodity Futures Trading Commission (CFTC) and other agencies to implement the legislation, as well as the development of market practices and structures under the regime established by the legislation and the implementing rules. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide and these reforms may affect our businesses. We expect that the principal areas of impact from regulatory reform for us will be:

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

In October 2011, the proposed rules to implement the Volcker Rule were issued and included an extensive request for comments on the proposal. The proposed rules are highly complex, and many aspects of the Volcker Rule remain unclear. The full impact of the rule on us will depend upon the detailed scope of the prohibitions, permitted activities, exceptions and exclusions, and will not be known with certainty until the rules are finalized and market practices and structures develop under the final rules. Currently, companies are expected to be required to be in compliance by July 2014 (subject to possible extensions).

66	Goldman Sachs 2012 Form 10-K

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

In addition, we have evaluated the limitations on sponsorship of, and investments in, hedge funds and private equity funds. The firm earns management fees and incentive fees for investment management services from hedge funds and private equity funds, which are included in our Investment Management segment. The firm also makes investments in funds, and the gains and losses from these investments are included in our Investing & Lending segment; these gains and losses will be impacted by the Volcker Rule. The Volcker Rule limitation on investments in hedge funds and private equity funds requires the firm to reduce its investment in each hedge fund and private equity fund to 3% or less of the fund’s net asset value, and to reduce the firm’s aggregate investment in all such funds to 3% or less of the firm’s Tier 1 capital. The firm’s aggregate net revenues from its investments in hedge funds and private equity funds were not material to the firm’s aggregate total net revenues over the period from 1999 through 2012. We continue to manage our existing private equity funds, taking into account the transition periods under the Volcker Rule. With respect to our hedge funds, we currently plan to comply with the Volcker Rule by redeeming certain of our interests in the funds. Since March 2012, we have been redeeming up to approximately 10% of certain hedge funds’ total redeemable units per quarter, and expect to continue to do so through June 2014. We redeemed approximately $1.06 billion of these interests in hedge funds during the year ended December 2012. In addition, we have limited the firm’s initial investment to 3% for certain new investments in hedge funds and private equity funds.

As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a rule requiring each bank holding company with over $50 billion in assets and each designated systemically important financial institution to provide to regulators an annual plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). Our resolution plan must, among other things, demonstrate that Goldman Sachs Bank USA (GS Bank USA) is adequately protected from risks arising from our other entities. The regulators’ joint rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy and analyses of the company’s material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements. We submitted our resolution plan to the regulators on June 29, 2012. GS Bank USA also submitted its resolution plan on June 29, 2012, as required by the FDIC.

In September 2011, the SEC proposed rules to implement the Dodd-Frank Act’s prohibition against securitization participants’ engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The proposed rules would except bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition. We will also be affected by rules to be adopted by federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates an asset-backed security transaction to retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party.

In December 2011, the Federal Reserve Board proposed regulations designed to strengthen the regulation and supervision of large bank holding companies and systemically important nonbank financial institutions. These proposals address, among other things, risk-based capital and leverage requirements, liquidity requirements, overall risk management requirements, single counterparty limits and early remediation requirements that are designed to address financial weakness at an early stage. Although many of the proposals mirror initiatives to which bank holding companies are already subject, their full impact on the firm will not be known with certainty until the rules are finalized and market practices and structures develop under the final rules. In addition, in October 2012, the Federal Reserve Board issued final rules for stress testing requirements for certain bank holding companies, including the firm. See “Equity Capital” below for further information about our Comprehensive Capital Analysis and Review (CCAR).

Goldman Sachs 2012 Form 10-K	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Dodd-Frank Act also contains provisions that include (i) requiring the registration of all swap dealers and major swap participants with the CFTC and of security-based swap dealers and major security-based swap participants with the SEC, the clearing and execution of certain swaps and security-based swaps through central counterparties, regulated exchanges or electronic facilities and real-time public and regulatory reporting of trade information, (ii) placing new business conduct standards and other requirements on swap dealers, major swap participants, security-based swap dealers and major security-based swap participants, covering their relationships with counterparties, their internal oversight and compliance structures, conflict of interest rules, internal information barriers, general and trade-specific record-keeping and risk management, (iii) establishing mandatory margin requirements for trades that are not cleared through a central counterparty, (iv) position limits that cap exposure to derivatives on certain physical commodities and (v) entity-level capital requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants.

The CFTC is responsible for issuing rules relating to swaps, swap dealers and major swap participants, and the SEC is responsible for issuing rules relating to security-based swaps, security-based swap dealers and major security-based swap participants. Although the CFTC has not yet finalized its capital regulations, certain of the requirements, including registration of swap dealers and real-time public trade reporting, have taken effect already under CFTC rules, and the SEC and the CFTC have finalized the definitions of a number of key terms. The CFTC has finalized a number of other implementing rules and laid out a series of implementation deadlines in 2013, covering rules for business conduct standards for swap dealers and clearing requirements.

The SEC has proposed rules to impose margin, capital and segregation requirements for security-based swap dealers and major security-based swap participants. The SEC has also proposed rules relating to registration of security-based swap dealers and major security-based swap participants, trade reporting and real-time reporting, and business conduct requirements for security-based swap dealers and major security-based swap participants.

We have registered certain subsidiaries as “swap dealers” under the CFTC rules, including Goldman, Sachs & Co. (GS&Co.), GS Bank USA, Goldman Sachs International (GSI) and J. Aron & Company. We expect that these entities, and our businesses more broadly, will be subject to significant and developing regulation and regulatory oversight in connection with swap-related activities. Similar regulations have been proposed or adopted in jurisdictions outside the United States and, in July 2012 and February 2013, the Basel Committee and the International Organization of Securities Commissions released consultative documents proposing margin requirements for non-centrally-cleared derivatives. The full impact of the various U.S. and non-U.S. regulatory developments in this area will not be known with certainty until the rules are implemented and market practices and structures develop under the final rules.

The Dodd-Frank Act also establishes the Consumer Financial Protection Bureau, which has broad authority to regulate providers of credit, payment and other consumer financial products and services, and has oversight over certain of our products and services.

See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information about regulatory developments as they relate to our regulatory capital ratios.

See “Business — Regulation” in Part I, Item 1 of this Form 10-K for more information on the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.

68	Goldman Sachs 2012 Form 10-K

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

Quarterly Planning. We prepare a quarterly balance sheet plan that combines our projected total assets and composition of assets with our expected funding sources and capital levels for the upcoming quarter. The objectives of this quarterly planning process are:

•	to develop our near-term balance sheet projections, taking into account the general state of the financial markets and expected business activity levels;

•

to ensure that our projected assets are supported by an adequate amount and tenor of funding and that our projected capital and liquidity metrics are within management guidelines and regulatory requirements; and

•

to allow business risk managers and managers from our independent control and support functions to objectively evaluate balance sheet limit requests from business managers in the context of the firm’s overall balance sheet constraints. These constraints include the firm’s liability profile and equity capital levels, maturities and plans for new debt and equity issuances, share repurchases, deposit trends and secured funding transactions.

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

Our consolidated quarterly plan, including our balance sheet plans by business, funding and capital projections, and projected capital and liquidity metrics, is reviewed by the Firmwide Finance Committee. See “Overview and Structure of Risk Management” for an overview of our risk management structure.

Goldman Sachs 2012 Form 10-K	69

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

•

Through our Internal Capital Adequacy Assessment Process (ICAAP), CCAR, the stress tests we are required to conduct under the Dodd-Frank Act, and our resolution and recovery planning, we further analyze how we would manage our balance sheet and risks through the duration of a severe crisis and we develop plans to access funding, generate liquidity, and/or redeploy or issue equity capital, as appropriate.

Balance Sheet Allocation

In addition to preparing our consolidated statements of financial condition in accordance with U.S. GAAP, we prepare a balance sheet that generally allocates assets to our businesses, which is a non-GAAP presentation and may not be comparable to similar non-GAAP presentations used by other companies. We believe that presenting our assets on this basis is meaningful because it is consistent with the way management views and manages risks associated with the firm’s assets and better enables investors to assess the liquidity of the firm’s assets. The table below presents a summary of this balance sheet allocation.

	As of December
in millions	2012	2011
Excess liquidity (Global Core Excess)	$174,622	$171,581

Other cash	6,839	7,888
Excess liquidity and cash	181,461	179,469

Secured client financing	229,442	283,707

Inventory	318,323	273,640

Secured financing agreements	76,277	71,103

Receivables	36,273	35,769
Institutional Client Services	430,873	380,512

ICBC [1]	2,082	4,713

Equity (excluding ICBC)	21,267	23,041

Debt	25,386	23,311

Receivables and other	8,421	5,320
Investing & Lending	57,156	56,385
Total inventory and related assets	488,029	436,897

Other assets [2]	39,623	23,152
Total assets	$938,555	$923,225

1.	In January 2013, we sold approximately 45% of our ordinary shares of ICBC.

2.

Includes assets related to our reinsurance business classified as held for sale as of December 2012. See Note 12 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information.

70	Goldman Sachs 2012 Form 10-K

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

Other Assets. Other assets are generally less liquid, non-financial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables, equity-method investments, assets classified as held for sale and miscellaneous receivables.

Goldman Sachs 2012 Form 10-K	71

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

	As of December 2012
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 72,669		$ —	$ —	$ —	$ —	$ 72,669

Cash and securities segregated for regulatory and other purposes	—		49,671	—	—	—	49,671

Securities purchased under agreements to resell and federal funds sold	28,018		84,064	28,960	292	—	141,334

Securities borrowed	41,699		47,877	47,317	—	—	136,893

Receivables from brokers, dealers and clearing organizations	—		4,400	14,044	36	—	18,480

Receivables from customers and counterparties	—		43,430	22,229	7,215	—	72,874

Financial instruments owned, at fair value	39,075		—	318,323	49,613	—	407,011

Other assets	—		—	—	—	39,623	39,623
Total assets	$181,461		$229,442	$430,873	$57,156	$39,623	$938,555

	As of December 2011
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 56,008		$ —	$ —	$ —	$ —	$ 56,008

Cash and securities segregated for regulatory and other purposes	—		64,264	—	—	—	64,264

Securities purchased under agreements to resell and federal funds sold	70,220		98,445	18,671	453	—	187,789

Securities borrowed	14,919		85,990	52,432	—	—	153,341

Receivables from brokers, dealers and clearing organizations	—		3,252	10,612	340	—	14,204

Receivables from customers and counterparties	—		31,756	25,157	3,348	—	60,261

Financial instruments owned, at fair value	38,322		—	273,640	52,244	—	364,206

Other assets	—		—	—	—	23,152	23,152
Total assets	$179,469		$283,707	$380,512	$56,385	$23,152	$923,225

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

72	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of December 2012, total assets on our consolidated statements of financial condition were $938.56 billion, an increase of $15.33 billion from December 2011. This increase was primarily due to (i) an increase in financial instruments owned, at fair value of $42.81 billion, due to increases in equities and convertible debentures and non-U.S. government and agency obligations and (ii) an increase in cash and cash equivalents of $16.66 billion, primarily due to increases in interest-bearing deposits with banks. These increases were partially offset by decreases in securities purchased under agreements to resell and federal funds sold of $46.46 billion, primarily due to firm and client activities.

As of December 2012, total liabilities on our consolidated statements of financial condition were $862.84 billion, an increase of $9.99 billion from December 2011. This increase was primarily due to an increase in deposits of $24.02 billion, primarily due to increases in client activity. This increase was partially offset by a decrease in financial instruments sold, but not yet purchased, at fair value of $18.37 billion, primarily due to decreases in derivatives and U.S. government and federal agency obligations.

As of December 2012, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $171.81 billion, which was essentially unchanged and 3% higher than the daily average amount of repurchase agreements during the quarter ended and year ended December 2012, respectively. As of December 2012, the increase in our repurchase agreements relative to the daily average during the year was primarily due to an increase in firm financing activities. As of December 2011, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $164.50 billion, which was 7% higher and 3% higher than the daily average amount of repurchase agreements during the quarter ended and year ended December 2011, respectively. As of December 2011, the increase in our repurchase agreements relative to the daily average during the quarter and year was primarily due to increases in client activity at the end of the year. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information on our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of December
$ in millions	2012	2011
Total assets	$938,555	$923,225

Adjusted assets	$686,874	$604,391

Unsecured long-term borrowings	$167,305	$173,545

Total shareholders’ equity	$ 75,716	$ 70,379

Leverage ratio	12.4x	13.1x

Adjusted leverage ratio	9.1x	8.6x

Debt to equity ratio	2.2x	2.5x

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

The table below presents the reconciliation of total assets to adjusted assets.

		As of December
in millions		2012	2011
Total assets		$ 938,555	$ 923,225

Deduct:	Securities borrowed	(136,893)	(153,341)

	Securities purchased under agreements to resell and federal funds sold	(141,334)	(187,789)

Add:	Financial instruments sold, but not yet purchased, at fair value	126,644	145,013

	Less derivative liabilities	(50,427)	(58,453)
	Subtotal	(202,010)	(254,570)

Deduct:	Cash and securities segregated for regulatory and other purposes	(49,671)	(64,264)
Adjusted assets		$ 686,874	$ 604,391

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

Goldman Sachs 2012 Form 10-K	73

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

Our adjusted leverage ratio increased to 9.1x as of December 2012 from 8.6x as of December 2011 as our adjusted assets increased.

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

•	savings and demand deposits through deposit sweep programs and time deposits through internal and third-party broker-dealers; and

•	short-term unsecured debt through U.S. and non-U.S. commercial paper and promissory note issuances and other methods.

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
Secured Funding. We fund a significant amount of inventory on a secured basis. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty rollover probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCE.

We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis especially during times of market stress. Substantially all of our secured funding is executed for tenors of one month or greater. Assets that may be harder to fund on a secured basis during times of market stress include certain financial instruments in the following categories: mortgage and other asset-backed loans and securities, non-investment grade corporate debt securities, equities and convertible debentures and emerging market securities. Assets that are classified as level 3 in the fair value hierarchy are generally funded on an unsecured basis. See Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about the classification of financial instruments in the fair value hierarchy and see “—Unsecured Long-Term Borrowings” below for further information about the use of unsecured long-term borrowings as a source of funding.

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of December 2012.

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

74	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCE. We issue in different tenors, currencies, and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through 2018 as of December 2012.

The weighted average maturity of our unsecured long-term borrowings as of December 2012 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our unsecured long-term borrowings.

Temporary Liquidity Guarantee Program (TLGP). The remaining portion of our senior unsecured short-term debt guaranteed by the FDIC under the TLGP matured during the second quarter of 2012. As of December 2012, no borrowings guaranteed by the FDIC under the TLGP were outstanding and the program had expired for new issuances.

Goldman Sachs 2012 Form 10-K	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Deposits. As part of our efforts to diversify our funding base, deposits have become a more meaningful share of our funding activities. GS Bank USA has been actively growing its deposit base with an emphasis on issuance of long-term certificates of deposit and on expanding our deposit sweep program, which involves long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits. We utilize deposits to finance activities in our bank subsidiaries. The table below presents the sourcing of our deposits.

	As of December 2012
	Type of Deposit
in millions	Savings and Demand	[1]	Time	[2]
Private bank deposits [3]	$30,460		$ —

Certificates of deposit	—		21,507

Deposit sweep programs	15,998		—

Institutional	51		2,108
Total [4]	$46,509		$23,615

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity in excess of three years.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Deposits insured by the FDIC as of December 2012 were approximately $42.77 billion.

Unsecured Short-Term Borrowings. A significant portion of our short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We primarily issue commercial paper, promissory notes, and other hybrid instruments.

As of December 2012, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $44.30 billion. See Note 15 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our unsecured short-term borrowings.

Equity Capital

Capital adequacy is of critical importance to us. Our objective is to be conservatively capitalized in terms of the amount and composition of our equity base. Accordingly, we have in place a comprehensive capital management policy that serves as a guide to determine the amount and composition of equity capital we maintain.

The level and composition of our equity capital are determined by multiple factors including our current and future consolidated regulatory capital requirements, our ICAAP, CCAR and results of stress tests, and may also be influenced by other factors such as rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments. In addition, we maintain a capital plan which projects sources and uses of capital given a range of business environments, and a contingency capital plan which provides a framework for analyzing and responding to an actual or perceived capital shortfall.

As part of the Federal Reserve Board’s annual CCAR, U.S. bank holding companies with total consolidated assets of $50 billion or greater are required to submit annual capital plans for review by the Federal Reserve Board. The purpose of the Federal Reserve Board’s review is to ensure that these institutions have robust, forward-looking capital planning processes that account for their unique risks and that permit continued operations during times of economic and financial stress. The Federal Reserve Board will evaluate a bank holding company based on whether it has the capital necessary to continue operating under the baseline and stressed scenarios provided by the Federal Reserve. As part of the capital plan review, the Federal Reserve Board evaluates an institution’s plan to make capital distributions, such as increasing dividend payments or repurchasing or redeeming stock, across a range of macro-economic and firm-specific assumptions. In addition, the rules adopted by the Federal Reserve Board under the Dodd-Frank Act, require us to conduct stress tests on a semi-annual basis and publish a summary of certain results, beginning in March 2013. The Federal Reserve Board will conduct its own annual stress tests and is expected to publish a summary of certain results in March 2013.

76	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As part of our 2012 CCAR submission, the Federal Reserve informed us that it did not object to our proposed capital actions through the first quarter of 2013, including the repurchase of outstanding common stock and increases in the quarterly common stock dividend. We submitted our 2013 CCAR to the Federal Reserve on January 7, 2013 and expect to publish a summary of our results in March 2013.

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

As of December 2012, our total shareholders’ equity was $75.72 billion (consisting of common shareholders’ equity of $69.52 billion and preferred stock of $6.20 billion). As of December 2011, our total shareholders’ equity was $70.38 billion (consisting of common shareholders’ equity of $67.28 billion and preferred stock of $3.10 billion). In addition, as of December 2012 and December 2011, $2.73 billion and $5.00 billion, respectively, of our junior subordinated debt issued to trusts qualified as equity capital for regulatory and certain rating agency purposes. See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

Consolidated Regulatory Capital

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999. As a bank holding company, we are subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s risk-based capital requirements (which are based on the ‘Basel 1’ Capital Accord of the Basel Committee). These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding the firm’s RWAs. The firm’s capital levels are also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

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

Goldman Sachs 2012 Form 10-K	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Consolidated Regulatory Capital Ratios

The table below presents information about our regulatory capital ratios, which are based on Basel 1, as implemented by the Federal Reserve Board.

	As of December
$ in millions	2012	2011
Common shareholders’ equity	$ 69,516	$ 67,279

Less: Goodwill	(3,702)	(3,802)

Less: Intangible assets	(1,397)	(1,666)

Less: Equity investments in certain entities [1]	(4,805)	(4,556)

Less: Disallowed deferred tax assets	(1,261)	(1,073)

Less: Debt valuation adjustment [2]	(180)	(664)

Less: Other adjustments [3]	(124)	(356)
Tier 1 Common Capital	58,047	55,162
Non-cumulative preferred stock	6,200	3,100

Junior subordinated debt issued to trusts [4]	2,730	5,000
Tier 1 Capital	66,977	63,262
Qualifying subordinated debt [5]	13,342	13,828

Other adjustments	87	53
Tier 2 Capital	13,429	13,881
Total Capital	$ 80,406	$ 77,143
Risk-Weighted Assets	$399,928	$457,027

Tier 1 Capital Ratio	16.7%	13.8%

Total Capital Ratio	20.1%	16.9%

Tier 1 Leverage Ratio [6]	7.3%	7.0%

Tier 1 Common Ratio [7]	14.5%	12.1%

1.	Primarily represents a portion of our equity investments in non-financial companies.

2.	Represents the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, (net of tax at the applicable tax rate).

3.

Includes net unrealized gains/(losses) on available-for-sale securities (net of tax at the applicable tax rate), the cumulative change in our pension and postretirement liabilities (net of tax at the applicable tax rate) and investments in certain nonconsolidated entities.

4.	See Note 16 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information about the junior subordinated debt issued to trusts.

5.	Substantially all of our subordinated debt qualifies as Tier 2 capital for Basel 1 purposes.

6.	See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information about the firm’s Tier 1 leverage ratio.

7.

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

Our Tier 1 capital ratio increased to 16.7% as of December 2012 from 13.8% as of December 2011 primarily reflecting an increase in common shareholders’ equity and a reduction in market RWAs. The reduction in market RWAs was primarily driven by lower volatilities, a decrease in derivative exposure and capital efficiency initiatives that, while driven by future Basel 3 rules, also reduced market RWAs as measured under the current rules.

Changes to the market risk capital rules of the U.S. federal bank regulatory agencies became effective on January 1, 2013. These changes require the addition of several new model-based capital requirements, as well as an increase in capital requirements for securitization positions and are designed to implement the new market risk framework of the Basel Committee, as well as the prohibition on the use of external credit ratings, as required by the Dodd-Frank Act. This revised market risk framework is a significant part of the regulatory capital changes that will ultimately be included in our Basel 3 capital ratios. The firm’s estimated Tier 1 common ratio under Basel 1 reflecting these revised market risk regulatory capital requirements would have been approximately 350 basis points lower than the firm’s reported Basel 1 Tier 1 common ratio as of December 2012.

See “Business — Regulation” in Part I, Item 1 of this Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information about our regulatory capital ratios and the related regulatory requirements, including pending and proposed regulatory changes.

Risk-Weighted Assets

RWAs under the Federal Reserve Board’s risk-based capital requirements are calculated based on the amount of credit risk and market risk.

RWAs for credit risk reflect amounts for on-balance sheet and off–balance sheet exposures. Credit risk requirements for on-balance sheet assets, such as receivables and cash, are generally based on the balance sheet value. Credit risk requirements for securities financing transactions are determined based upon the positive net exposure for each trade, and include the effect of counterparty netting and collateral, as applicable. For off-balance sheet exposures, including commitments and guarantees, a credit equivalent amount is calculated based on the notional amount of each trade. Requirements for OTC derivatives are based on a combination of positive net exposure and a percentage of the notional amount of each trade, and include the effect of counterparty netting and collateral, as applicable. All such assets and exposures are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or a qualifying securities firm or other entity (or if collateral is held, depending on the nature of the collateral).

78	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

RWAs for market risk are comprised of modeled and non-modeled risk requirements. Modeled risk requirements are determined by reference to the firm’s Value-at-Risk (VaR) model. VaR is the potential loss in value of inventory positions due to adverse market movements over a defined time horizon with a specified confidence level. We use a single VaR model which captures risks including interest rates, equity prices, currency rates and commodity prices. For certain portfolios of debt and equity positions, the modeled RWAs also reflect requirements for specific risk, which is the risk of loss on a position that could result from changes in risk factors unique to that position. Regulatory VaR used for capital requirements will differ from risk management VaR, due to different time horizons (10-day vs. 1-day), confidence levels (99% vs. 95%), as well as other factors. Non-modeled risk requirements reflect specific risk for other debt and equity positions. The standardized measurement method is used to determine non-modeled risk by applying supervisory defined risk-weighting factors to positions after applicable netting is performed.

The table below presents information on the components of RWAs within our consolidated regulatory capital ratios.

	As of December
in millions	2012	2011
Credit RWAs
OTC derivatives	$107,269	$119,848

Commitments and guarantees [1]	46,007	37,648

Securities financing transactions [2]	47,069	53,236

Other [3]	87,181	84,039
Total Credit RWAs	$287,526	$294,771
Market RWAs
Modeled requirements	$ 23,302	$ 57,784

Non-modeled requirements	89,100	104,472
Total Market RWAs	112,402	162,256
Total RWAs [4]	$399,928	$457,027

1.	Principally includes certain commitments to extend credit and letters of credit.

2.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

3.	Principally includes receivables from customers, other assets, cash and cash equivalents and available-for-sale securities.

4.	Under the current regulatory capital framework, there is no explicit requirement for Operational Risk.

As outlined above, changes to the market risk capital rules that became effective on January 1, 2013, require the addition of several new model-based capital requirements, as well as an increase in capital requirements for securitization positions.

Internal Capital Adequacy Assessment Process

We perform an ICAAP with the objective of ensuring that the firm is appropriately capitalized relative to the risks in our business.

As part of our ICAAP, we perform an internal risk-based capital assessment. This assessment incorporates market risk, credit risk and operational risk. Market risk is calculated by using VaR calculations supplemented by risk-based add-ons which include risks related to rare events (tail risks). Credit risk utilizes assumptions about our counterparties’ probability of default, the size of our losses in the event of a default and the maturity of our counterparties’ contractual obligations to us. Operational risk is calculated based on scenarios incorporating multiple types of operational failures. Backtesting is used to gauge the effectiveness of models at capturing and measuring relevant risks.

We evaluate capital adequacy based on the result of our internal risk-based capital assessment, supplemented with the results of stress tests which measure the firm’s estimated performance under various market conditions. Our goal is to hold sufficient capital, under our internal risk-based capital framework, to ensure we remain adequately capitalized after experiencing a severe stress event. Our assessment of capital adequacy is viewed in tandem with our assessment of liquidity adequacy and is integrated into the overall risk management structure, governance and policy framework of the firm.

We attribute capital usage to each of our businesses based upon our internal risk-based capital and regulatory frameworks and manage the levels of usage based upon the balance sheet and risk limits established.

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of the firm’s senior unsecured obligations. GS&Co. and GSI have been assigned long- and short-term issuer ratings by certain credit rating agencies. GS Bank USA has also been assigned long-term issuer ratings as well as ratings on its long-term and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.

Goldman Sachs 2012 Form 10-K	79

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

GS Bank USA is subject to minimum capital requirements that are calculated in a manner similar to those applicable to bank holding companies and computes its capital ratios in accordance with the regulatory capital requirements currently applicable to state member banks, which are based on Basel 1, as implemented by the Federal Reserve Board. As of December 2012, GS Bank USA’s Tier 1 Capital ratio under Basel 1 as implemented by the Federal Reserve Board was 18.9%. See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about GS Bank USA’s regulatory capital ratios under Basel 1, as implemented by the Federal Reserve Board. Effective January 1, 2013, GS Bank USA also implemented the revised market risk framework outlined above. This revised market risk framework is a significant part of the regulatory capital changes that will ultimately be included in GS Bank USA’s Basel 3 capital ratios.

For purposes of assessing the adequacy of its capital, GS Bank USA has established an ICAAP which is similar to that used by Group Inc. In addition, the rules adopted by the Federal Reserve Board under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results, beginning in March 2013. GS Bank USA submitted its annual stress results to the Federal Reserve on January 7, 2013 and expects to publish a summary of its results in March 2013. GS Bank USA’s capital levels and prompt corrective action classification are subject to qualitative judgments by its regulators about components, risk weightings and other factors.

We expect that the capital requirements of several of our subsidiaries are likely to increase in the future due to the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators. See Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about the capital requirements of our other regulated subsidiaries and the potential impact of regulatory reform.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of December 2012 and December 2011, Group Inc.’s equity investment in subsidiaries was $73.32 billion and $67.70 billion, respectively, compared with its total shareholders’ equity of $75.72 billion and $70.38 billion, respectively.

Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA, and Goldman Sachs Execution & Clearing, L.P. (GSEC) subject to certain exceptions. In November 2008, Group Inc. contributed subsidiaries into GS Bank USA, and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets.

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

80	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Equity Capital Management

Our objective is to maintain a sufficient level and optimal composition of equity capital. We principally manage our capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts and other subordinated debt or other forms of capital as business conditions warrant and subject to approval of the Federal Reserve Board. We manage our capital requirements principally by setting limits on balance sheet assets and/or limits on risk, in each case both at the consolidated and business levels. We attribute capital usage to each of our businesses based upon our internal risk-based capital and regulatory frameworks and manage the levels of usage based upon the balance sheet and risk limits established.

See Notes 16 and 19 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Berkshire Hathaway Warrant. In October 2008, we issued Berkshire Hathaway a warrant, which grants Berkshire Hathaway the option to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share on or before October 1, 2013. See Note 19 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about the Series G Preferred Stock.

Share Repurchase Program. We seek to use our share repurchase program to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level and composition of capital to our actual level and composition of capital), but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock.

As of December 2012, under the share repurchase program approved by the Board of Directors of Group Inc. (Board), we can repurchase up to 21.5 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 and Note 19 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information on our repurchase program and see above for information about the annual CCAR.

Other Capital Metrics

The table below presents information on our shareholders’ equity and book value per common share.

	As of December
in millions, except per share amounts	2012	2011
Total shareholders’ equity	$75,716	$70,379

Common shareholders’ equity	69,516	67,279

Tangible common shareholders’ equity	64,417	61,811

Book value per common share	144.67	130.31

Tangible book value per common share	134.06	119.72

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

The table below presents the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of December
in millions	2012	2011
Total shareholders’ equity	$75,716	$70,379

Deduct: Preferred stock	(6,200)	(3,100)
Common shareholders’ equity	69,516	67,279

Deduct: Goodwill and identifiable intangible assets	(5,099)	(5,468)
Tangible common shareholders’ equity	$64,417	$61,811

Book value and tangible book value per common share. Book value and tangible book value per common share are based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 480.5 million and 516.3 million as of December 2012 and December 2011, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Goldman Sachs 2012 Form 10-K	81

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

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-K
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Guarantees	See “Contractual Obligations” below and Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Derivatives	See Notes 4, 5, 7 and 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

82	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our unsecured long-term borrowings, secured long-term financings, time deposits, contractual interest payments and insurance agreements, all of which are included in our consolidated statements of financial condition. Our obligations to make future cash payments also include certain off-balance-sheet contractual obligations such as purchase obligations, minimum rental payments under noncancelable leases and commitments and guarantees.

The table below presents our contractual obligations, commitments and guarantees as of December 2012.

in millions	2013	2014-2015	2016-2017	2018- Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits [1]	$ —	$ 7,151	$ 4,064	$ 5,069	$ 16,284

Secured long-term financings [2]	—	6,403	1,140	1,422	8,965

Unsecured long-term borrowings [3]	—	43,920	42,601	80,784	167,305

Contractual interest payments [4]	7,489	13,518	10,182	33,332	64,521

Insurance liabilities [5]	477	959	934	13,740	16,110

Subordinated liabilities issued by consolidated VIEs	59	62	84	1,155	1,360

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	10,435	16,322	43,453	5,412	75,622

Contingent and forward starting resale and securities borrowing agreements	47,599	—	—	—	47,599

Forward starting repurchase and secured lending agreements	6,144	—	—	—	6,144

Letters of credit	614	160	—	15	789

Investment commitments	1,378	2,174	258	3,529	7,339

Other commitments	4,471	53	31	69	4,624

Minimum rental payments	439	752	623	1,375	3,189

Derivative guarantees	339,460	213,012	49,413	61,264	663,149

Securities lending indemnifications	27,123	—	—	—	27,123

Other financial guarantees	904	442	1,195	938	3,479

1.	Excludes $7.33 billion of time deposits maturing within one year.

2.

The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales and certain other nonrecourse financings, exceeded their related fair value by $115 million.

3.

Includes $10.51 billion related to interest rate hedges on certain unsecured long-term borrowings. In addition, the fair value of unsecured long-term borrowings (principal and non-principal-protected) for which the fair value option was elected exceeded the related aggregate contractual principal amount by $379 million. Excludes $77 million of unsecured long-term borrowings related to our reinsurance business classified as held for sale as of December 2012. See Note 17 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information.

4.

Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of December 2012. Includes stated coupons, if any, on structured notes.

5.

Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts. Excludes $13.08 billion of insurance liabilities related to our reinsurance business classified as held for sale as of December 2012. See Note 17 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information.

Goldman Sachs 2012 Form 10-K	83

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

As of December 2012, our unsecured long-term borrowings were $167.31 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our unsecured long-term borrowings.

As of December 2012, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $3.19 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. For the year ended December 2012, total occupancy expenses for space held in excess of our current requirements were not material. In addition, for the year ended December 2012, we incurred exit costs of $17 million related to our office space. We may incur exit costs (included in “Depreciation and amortization” and “Occupancy”) in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

Governance. Risk management governance starts with our Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its Risk Committee, which consists of all of our independent directors. The Board also receives regular briefings on firmwide risks, including market risk, liquidity risk, credit risk and operational risk from our independent control and support functions, including the chief risk officer. The chief risk officer, as part of the review of the firmwide risk package, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures. Next, at the most senior levels of the firm, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior managers lead and participate in risk-oriented committees, as do the leaders of our independent control and support functions — including those in internal audit, compliance, controllers, credit risk management, human capital management, legal, market risk management, operations, operational risk management, tax, technology and treasury.

84	Goldman Sachs 2012 Form 10-K

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

We maintain strong communication about risk and we have a culture of collaboration in decision-making among the revenue-producing units, independent control and support functions, committees and senior management. While we believe that the first line of defense in managing risk rests with the managers in our revenue-producing units, we dedicate extensive resources to independent control and support functions in order to ensure a strong oversight structure and an appropriate segregation of duties. We regularly reinforce the firm’s strong culture of escalation and accountability across all divisions and functions.

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

In addition, independent control and support functions, which report to the chief financial officer, the general counsel and the chief administrative officer, or in the case of Internal Audit, to the Audit Committee of the Board, are responsible for day-to-day oversight or monitoring of risk, as discussed in greater detail in the following sections. Internal Audit, which includes professionals with a broad range of audit and industry experience, including risk management expertise, is responsible for independently assessing and validating key controls within the risk management framework.

Goldman Sachs 2012 Form 10-K	85

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

86	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by the firm’s head of operations/chief operating officer for Europe, Middle East and Africa and the chief administrative officer of our Investment Management Division who are appointed by the Firmwide Client and Business Standards Committee chairperson.

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

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and control of the firm’s financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by the firm’s chief financial officer and a senior managing director from the firm’s executive office, and reports to the Management Committee. The following four committees report to the Firmwide Risk Committee. The chairperson of the Securities Division Risk Committee is appointed by the chairpersons of the Firmwide Risk Committee; the chairpersons of the Credit Policy and Firmwide Operational Risk Committees are appointed by the firm’s chief risk officer; and the chairpersons of the Firmwide Finance Committee are appointed by the Firmwide Risk Committee.

•

Securities Division Risk Committee. The Securities Division Risk Committee sets market risk limits, subject to overall firmwide risk limits, for the Securities Division based on a number of risk measures, including but not limited to VaR, stress tests, scenario analyses and balance sheet levels. This committee is chaired by the chief risk officer of our Securities Division.

•

Credit Policy Committee. The Credit Policy Committee establishes and reviews broad firmwide credit policies and parameters that are implemented by our Credit Risk Management department (Credit Risk Management). This committee is chaired by the firm’s chief credit officer.

•

Firmwide Operational Risk Committee. The Firmwide Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies, framework and methodologies, and monitors the effectiveness of operational risk management. This committee is chaired by a managing director in Credit Risk Management.

•

Firmwide Finance Committee. The Firmwide Finance Committee has oversight of firmwide liquidity, the size and composition of our balance sheet and capital base, and our credit ratings. This committee regularly reviews and discusses our liquidity, balance sheet, funding position and capitalization in the context of current events, risks and exposures, and regulatory requirements. This committee is also responsible for reviewing and approving balance sheet limits and the size of our GCE. This committee is co-chaired by the firm’s chief financial officer and the firm’s global treasurer.

Goldman Sachs 2012 Form 10-K	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Commitments Committee. The Firmwide Commitments Committee reviews the firm’s underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the firm’s senior strategy officer and the co-head of Global Mergers & Acquisitions who are appointed by the Firmwide Client and Business Standards Committee chairperson.

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

At the transaction level, various people and groups have roles. As a general matter, the Business Selection and Conflicts Resolution Group reviews all financing and advisory assignments in Investment Banking and investing, lending and other activities of the firm. Various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees across the firm, also review new underwritings, loans, investments and structured products. These committees work with internal and external lawyers and the Compliance Division to evaluate and address any actual or potential conflicts.

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules, and regulations.

88	Goldman Sachs 2012 Form 10-K

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

As of December 2012 and December 2011, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $174.62 billion and $171.58 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including, but not limited to, a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of December 2012 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the Year Ended December
in millions	2012	2011
U.S. dollar-denominated	$125,111	$125,668

Non-U.S. dollar-denominated	46,984	40,291
Total	$172,095	$165,959

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

Goldman Sachs 2012 Form 10-K	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of our GCE by asset class.

	Average for the Year Ended December
in millions	2012	2011
Overnight cash deposits	$ 52,233	$ 34,622

U.S. government obligations	72,379	88,528

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	2,313	5,018

German, French, Japanese and United Kingdom government obligations	45,170	37,791
Total	$172,095	$165,959

The GCE is held at Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the Year Ended December
in millions	2012	2011
Group Inc.	$ 37,405	$ 49,548

Major broker-dealer subsidiaries	78,229	75,086

Major bank subsidiaries	56,461	41,325
Total	$172,095	$165,959

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

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

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $87.09 billion and $83.32 billion for the years ended December 2012 and December 2011, respectively. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in our Modeled Liquidity Outflow.

90	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Modeled Liquidity Outflow. Our Modeled Liquidity Outflow is based on a scenario that includes both a market-wide stress and a firm-specific stress, characterized by the following qualitative elements:

•

Severely challenged market environments, including low consumer and corporate confidence, financial and political instability, adverse changes in market values, including potential declines in equity markets and widening of credit spreads.

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

Secured Funding

•

Contractual: A portion of upcoming contractual maturities of secured funding due to either the inability to refinance or the ability to refinance only at wider haircuts (i.e., on terms which require us to post additional collateral). Our assumptions reflect, among other factors, the quality of the underlying collateral, counterparty roll probabilities (our assessment of the counterparty’s likelihood of continuing to provide funding on a secured basis at the maturity of the trade) and counterparty concentration.

•	Contingent: A decline in value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

Goldman Sachs 2012 Form 10-K	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives.

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

•

Actively managing and monitoring our asset base, with particular focus on the liquidity, holding period and our ability to fund assets on a secured basis. This enables us to determine the most appropriate funding products and tenors. See “Balance Sheet and Funding Sources — Balance Sheet Management” for more detail on our balance sheet management process and “— Funding Sources — Secured Funding” for more detail on asset classes that may be harder to fund on a secured basis.

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

Our goal is to ensure that the firm maintains sufficient liquidity to fund its assets and meet its contractual and contingent obligations in normal times as well as during periods of market stress. Through our dynamic balance sheet management process (see “Balance Sheet and Funding Sources — Balance Sheet Management”), we use actual and projected asset balances to determine secured and unsecured funding requirements. Funding plans are reviewed and approved by the Firmwide Finance Committee on a quarterly basis. In addition, senior managers in our independent control and support functions regularly analyze, and the Firmwide Finance Committee reviews, our consolidated total capital position (unsecured long-term borrowings plus total shareholders’ equity) so that we maintain a level of long-term funding that is sufficient to meet our long-term financing requirements. In a liquidity crisis, we would first use our GCE in order to avoid reliance on asset sales (other than our GCE). However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis.

92	Goldman Sachs 2012 Form 10-K

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2012, Group Inc. had $29.52 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $29.45 billion invested in GSI, a regulated U.K. broker-dealer; $2.62 billion invested in GSEC, a U.S. registered broker-dealer; $3.78 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $20.67 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also provided, directly or indirectly, $68.44 billion of unsubordinated loans and $11.37 billion of collateral to these entities, substantially all of which was to GS&Co., GSI and GS Bank USA, as of December 2012. In addition, as of December 2012, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Proposed Liquidity Framework

The Basel Committee on Banking Supervision’s international framework for liquidity risk measurement, standards and monitoring calls for imposition of a liquidity coverage ratio, designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets based on expected cash outflows under an acute liquidity stress scenario, and a net stable funding ratio, designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. While the principles behind the new framework are broadly consistent with our current liquidity management framework, it is possible that the implementation of these standards could impact our liquidity and funding requirements and practices. Under the Basel Committee framework, the liquidity coverage ratio would be introduced on January 1, 2015; however there would be a phase-in period whereby firms would have a 60% minimum in 2015 which would be raised 10% per year until it reaches 100% in 2019. The net stable funding ratio is not expected to be introduced as a requirement until January 1, 2018.

Goldman Sachs 2012 Form 10-K	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Ratings

The table below presents the unsecured credit ratings and outlook of Group Inc.

As of December 2012
	Short-Term Debt		Long-Term Debt		Subordinated Debt	Trust Preferred	[1]	Preferred Stock		Ratings Outlook
DBRS, Inc.	R-1 (middle	)	A (high	)	A	A		BBB	[3]	Stable

Fitch, Inc.	F1		A	[2]	A-	BBB-		BB+	[3]	Stable

Moody’s Investors Service (Moody’s)	P-2		A3	[2]	Baa1	Baa3		Ba2	[3]	Negative	[4]

Standard & Poor’s Ratings Services (S&P)	A-2		A-	[2]	BBB+	BB+		BB+	[3]	Negative

Rating and Investment Information, Inc.	a-1		A+		A	N/A		N/A		Negative

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

3.	Includes Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

4.	The ratings outlook for trust preferred and preferred stock is stable.

The table below presents the unsecured credit ratings of GS Bank USA, GS&Co. and GSI.

As of December 2012
	Short-Term Debt	Long-Term Debt	Short-Term Bank Deposits	Long-Term Bank Deposits
Fitch, Inc.
GS Bank USA	F1	A	F1	A+

GS&Co.	F1	A	N/A	N/A

Moody’s
GS Bank USA	P-1	A2	P-1	A2

S&P
GS Bank USA	A-1	A	N/A	N/A

GS&Co.	A-1	A	N/A	N/A

GSI	A-1	A	N/A	N/A

On January 24, 2013, Fitch, Inc. assigned GSI a rating of F1 for short-term debt and A for long-term debt.

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

94	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	our liquidity, market, credit and operational risk management practices;

•	the level and variability of our earnings;

•	our capital base;

•	our franchise, reputation and management;

•	our corporate governance; and

•	the external operating environment, including the assumed level of government support.

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

	As of December
in millions	2012	2011
Additional collateral or termination payments for a one-notch downgrade	$1,534	$1,303

Additional collateral or termination payments for a two-notch downgrade	2,500	2,183

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

Year Ended December 2012. Our cash and cash equivalents increased by $16.66 billion to $72.67 billion at the end of 2012. We generated $9.14 billion in net cash from operating and investing activities. We generated $7.52 billion in net cash from financing activities from an increase in bank deposits, partially offset by net repayments of unsecured and secured long-term borrowings.

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

Goldman Sachs 2012 Form 10-K	95

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Market Risk Management

Overview

Market risk is the risk of loss in the value of our inventory due to changes in market prices. We hold inventory primarily for market making for our clients and for our investing and lending activities. Our inventory therefore changes based on client demands and our investment opportunities. Our inventory is accounted for at fair value and therefore fluctuates on a daily basis, with the related gains and losses included in “Market making,” and “Other principal transactions.” Categories of market risk include the following:

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

Systems

We have made a significant investment in technology to monitor market risk including:

•	an independent calculation of VaR and stress measures;

•	risk measures calculated at individual position levels;

•	attribution of risk measures to individual risk factors of each position;

•	the ability to report many different views of the risk measures (e.g., by desk, business, product type or legal entity); and

•	the ability to produce ad hoc analyses in a timely manner.

96	Goldman Sachs 2012 Form 10-K

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

When calculating VaR, we use historical simulations with full valuation of approximately 70,000 market factors. VaR is calculated at a position level based on simultaneously shocking the relevant market risk factors for that position. We sample from 5 years of historical data to generate the scenarios for our VaR calculation. The historical data is weighted so that the relative importance of the data reduces over time. This gives greater importance to more recent observations and reflects current asset volatilities, which improves the accuracy of our estimates of potential loss. As a result, even if our inventory positions were unchanged, our VaR would increase with increasing market volatility and vice versa.

Given its reliance on historical data, VaR is most effective in estimating risk exposures in markets in which there are no sudden fundamental changes or shifts in market conditions.

Our VaR measure does not include:

•	positions that are best measured and monitored using sensitivity measures; and

•	the impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected.

Model Review and Validation

Our VaR model is subject to review and validation by our independent model validation group at least annually. This review includes:

•	a critical evaluation of the model, its theoretical soundness and adequacy for intended use;

•	verification of the testing strategy utilized by the model developers to ensure that the model functions as intended; and

•	verification of the suitability of the calculation techniques incorporated in the model.

Our VaR model is regularly reviewed and enhanced in order to incorporate changes in the composition of inventory positions, as well as variations in market conditions. Prior to implementing significant changes to our assumptions and/or model, we perform model validation and test runs. Significant changes to our VaR model are reviewed with the firm’s chief risk officer and chief financial officer, and approved by the Firmwide Risk Committee.

We evaluate the accuracy of our VaR model through daily backtesting (i.e., comparing daily trading net revenues to the VaR measure calculated as of the prior business day) at the firmwide level and for each of our businesses and major regulated subsidiaries.

Stress Testing

We use stress testing to examine risks of specific portfolios as well as the potential impact of significant risk exposures across the firm. We use a variety of stress testing techniques to calculate the potential loss from a wide range of market moves on the firm’s portfolios, including sensitivity analysis, scenario analysis and firmwide stress tests. The results of our various stress tests are analyzed together for risk management purposes.

Sensitivity analysis is used to quantify the impact of a market move in a single risk factor across all positions (e.g., equity prices or credit spreads) using a variety of defined market shocks, ranging from those that could be expected over a one-day time horizon up to those that could take many months to occur. We also use sensitivity analysis to quantify the impact of the default of a single corporate entity, which captures the risk of large or concentrated exposures.

Goldman Sachs 2012 Form 10-K	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Scenario analysis is used to quantify the impact of a specified event, including how the event impacts multiple risk factors simultaneously. For example, for sovereign stress testing we calculate potential direct exposure associated with our sovereign inventory as well as the corresponding debt, equity and currency exposures associated with our non-sovereign inventory that may be impacted by the sovereign distress. When conducting scenario analysis, we typically consider a number of possible outcomes for each scenario, ranging from moderate to severely adverse market impacts. In addition, these stress tests are constructed using both historical events and forward-looking hypothetical scenarios.

Firmwide stress testing combines market, credit, operational and liquidity risks into a single combined scenario. Firmwide stress tests are primarily used to assess capital adequacy as part of the ICAAP process; however, we also ensure that firmwide stress testing is integrated into our risk governance framework. This includes selecting appropriate scenarios to use for the ICAAP process. See “Equity Capital — Internal Capital Adequacy Assessment Process” above for further information about our ICAAP process.

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

Stress test scenarios are conducted on a regular basis as part of the firm’s routine risk management process and on an ad hoc basis in response to market events or concerns. Stress testing is an important part of the firm’s risk management process because it allows us to quantify our exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, and assess and mitigate our risk positions.

Limits

We use risk limits at various levels in the firm (including firmwide, product and business) to govern risk appetite by controlling the size of our exposures to market risk. Limits are set based on VaR and on a range of stress tests relevant to the firm’s exposures. Limits are reviewed frequently and amended on a permanent or temporary basis to reflect changing market conditions, business conditions or tolerance for risk.

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

98	Goldman Sachs 2012 Form 10-K

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

Average Daily VaR

in millions Risk Categories	Year Ended December
	2012	2011	2010
Interest rates	$ 78	$ 94	$ 93

Equity prices	26	33	68

Currency rates	14	20	32

Commodity prices	22	32	33

Diversification effect	(54)	(66)	(92)
Total	$ 86	$113	$134

Our average daily VaR decreased to $86 million in 2012 from $113 million in 2011, reflecting a decrease in the interest rates category due to lower levels of volatility, decreases in the commodity prices and currency rates categories due to reduced exposures and lower levels of volatility, and a decrease in the equity prices category due to reduced exposures. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

Our average daily VaR decreased to $113 million in 2011 from $134 million in 2010, primarily reflecting decreases in the equity prices and currency rates categories, principally due to reduced exposures. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

Year-End VaR and High and Low VaR

in millions Risk Categories	As of December		Year Ended December 2012
	2012	2011	High	Low
Interest rates	$ 64	$100	$103	$61

Equity prices	22	31	92	14

Currency rates	9	14	22	9

Commodity prices	18	23	32	15

Diversification effect	(42)	(69)
Total	$ 71	$ 99	$122	$67

Our daily VaR decreased to $71 million as of December 2012 from $99 million as of December 2011, primarily reflecting decreases in the interest rates and equity prices categories due to lower levels of volatility. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

During the year ended December 2012, the firmwide VaR risk limit was not exceeded and was reduced on one occasion due to lower levels of volatility.

During the year ended December 2011, the firmwide VaR risk limit was exceeded on one occasion. It was resolved by a temporary increase in the firmwide VaR risk limit, which was subsequently made permanent due to higher levels of volatility. The firmwide VaR risk limit had previously been reduced on one occasion in 2011, reflecting lower risk utilization and the market environment.

Goldman Sachs 2012 Form 10-K	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects the VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the year ended December 2012.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during 2012. Trading losses incurred on a single day exceeded our 95% one-day VaR (i.e., a VaR exception) on three occasions during 2011.

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

100	Goldman Sachs 2012 Form 10-K

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

Asset Categories	10% Sensitivity
	Amount as of December
in millions	2012	2011
ICBC	$ 208	$ 212

Equity (excluding ICBC) [1]	2,263	2,458

Debt [2]	1,676	1,521

1.	Relates to private and restricted public equity securities, including interests in firm-sponsored funds that invest in corporate equities and real estate and interests in firm-sponsored hedge funds.

2.

Primarily relates to interests in our firm-sponsored funds that invest in corporate mezzanine and senior debt instruments. Also includes loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $3 million gain (including hedges) as of December 2012. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a $7 million gain (including hedges) as of December 2012. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

The firm engages in insurance activities where we reinsure and purchase portfolios of insurance risk and pension liabilities. The risks associated with these activities include, but are not limited to: equity price, interest rate, reinvestment and mortality risk. The firm mitigates risks associated with insurance activities through the use of reinsurance and hedging. Certain of the assets associated with the firm’s insurance activities are included in VaR. In addition to the positions included in VaR, we held $9.07 billion of securities accounted for as available-for-sale as of December 2012, which support the firm’s reinsurance business. As of December 2012, our available-for-sale securities primarily consisted of $3.63 billion of corporate debt securities with an average yield of 4%, the majority of which will mature after five years, $3.38 billion of mortgage and other asset-backed loans and securities with an average yield of 6%, the majority of which will mature after ten years, and $856 million of U.S. government and federal agency obligations with an average yield of 3%, the majority of which will mature after five years. As of December 2012, such assets were classified as held for sale and were included in “Other assets.” See Note 12 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about assets held for sale. As of December 2011, we held $4.86 billion of securities accounted for as available-for-sale, primarily consisting of $1.81 billion of corporate debt securities with an average yield of 5%, the majority of which will mature after five years, $1.42 billion of mortgage and other asset-backed loans and securities with an average yield of 10%, the majority of which will mature after ten years, and $662 million of U.S. government and federal agency obligations with an average yield of 3%, the majority of which will mature after ten years.

In addition, as of December 2012 and December 2011, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about such lending commitments. As of December 2012, the firm also had $6.50 billion of loans held for investment which were accounted for at amortized cost and included in “Receivables from customers and counterparties,” substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $62 million of additional interest income over a 12-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about loans held for investment.

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

Goldman Sachs 2012 Form 10-K	101

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

Policies authorized by the Firmwide Risk Committee and the Credit Policy Committee prescribe the level of formal approval required for the firm to assume credit exposure to a counterparty across all product areas, taking into account any applicable netting provisions, collateral or other credit risk mitigants.

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

102	Goldman Sachs 2012 Form 10-K

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

For loans and lending commitments, depending on the credit quality of the borrower and other characteristics of the transaction, we employ a variety of potential risk mitigants. Risk mitigants include: collateral provisions, guarantees, covenants, structural seniority of the bank loan claims and, for certain lending commitments, provisions in the legal documentation that allow the firm to adjust loan amounts, pricing, structure and other terms as market conditions change. The type and structure of risk mitigants employed can significantly influence the degree of credit risk involved in a loan.

When we do not have sufficient visibility into a counterparty’s financial strength or when we believe a counterparty requires support from its parent company, we may obtain third-party guarantees of the counterparty’s obligations. We may also mitigate our credit risk using credit derivatives or participation agreements.

Goldman Sachs 2012 Form 10-K	103

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

	As of December 2012
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	Exposure	Exposure Net of Collateral
AAA/Aaa	$ 494	$ 1,934	$ 2,778	$ 5,206	$ (1,476)	$ 3,730	$ 3,443

AA/Aa2	4,631	7,483	20,357	32,471	(16,026)	16,445	10,467

A/A2	13,422	26,550	42,797	82,769	(57,868)	24,901	16,326

BBB/Baa2	7,032	12,173	27,676	46,881	(32,962)	13,919	4,577

BB/Ba2 or lower	2,489	5,762	7,676	15,927	(9,116)	6,811	4,544

Unrated	326	927	358	1,611	(13)	1,598	1,259
Total	$28,394	$54,829	$101,642	$184,865	$(117,461)	$67,404	$40,616

	As of December 2011
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	Exposure	Exposure Net of Collateral
AAA/Aaa	$ 727	$ 786	$ 2,297	$ 3,810	$ (729)	$ 3,081	$ 2,770

AA/Aa2	4,661	10,198	28,094	42,953	(22,972)	19,981	12,954

A/A2	17,704	36,553	50,787	105,044	(73,873)	31,171	17,109

BBB/Baa2	7,376	14,222	25,612	47,210	(36,214)	10,996	6,895

BB/Ba2 or lower	2,896	4,497	6,597	13,990	(6,729)	7,261	4,527

Unrated	752	664	391	1,807	(149)	1,658	1,064
Total	$34,116	$66,920	$113,778	$214,814	$(140,666)	$74,148	$45,319

104	Goldman Sachs 2012 Form 10-K

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

Credit Exposures

As of December 2012, our credit exposures increased as compared with December 2011, reflecting an increase in cash and loans and lending commitments, partially offset by a decrease in OTC derivative exposures. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased from December 2011 reflecting an increase in loans and lending commitments. Counterparty defaults rose slightly during the year ended December 2012; however, the estimated losses associated with these counterparty defaults were lower as compared with the prior year.

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments associated with traditional credit origination activities broken down by industry, region and internal credit rating.

Goldman Sachs 2012 Form 10-K	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of December		As of December		As of December
in millions	2012	2011	2012	2011	2012	2011
Asset Managers & Funds	$ —	$ 64	$10,552	$10,582	$ 1,673	$ 1,290

Banks, Brokers & Other Financial Institutions	10,507	12,535	21,310	25,041	6,192	3,591

Consumer Products, Non-Durables & Retail	—	11	1,516	1,031	13,304	12,685

Government & Central Banks	62,162	43,389	14,729	16,642	1,782	1,828

Healthcare & Education	—	—	3,764	2,962	7,717	7,158

Insurance	—	—	4,214	2,828	3,199	2,891

Natural Resources & Utilities	—	—	4,383	4,803	16,360	14,795

Real Estate	—	—	381	327	3,796	2,695

Technology, Media, Telecommunications & Services	—	2	2,016	2,124	17,674	12,646

Transportation	—	—	1,207	1,104	6,557	5,753

Other	—	7	3,332	6,704	4,650	5,759
Total [2]	$72,669	$56,008	$67,404	$74,148	$82,904	$71,091
Credit Exposure by Region
	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of December		As of December		As of December
in millions	2012	2011	2012	2011	2012	2011
Americas	$65,193	$48,543	$32,968	$36,591	$59,792	$52,755

EMEA [3]	1,683	1,800	26,739	29,549	21,104	16,989

Asia	5,793	5,665	7,697	8,008	2,008	1,347
Total [2]	$72,669	$56,008	$67,404	$74,148	$82,904	$71,091
Credit Exposure by Credit Quality
	Cash		OTC Derivatives		Loans and Lending Commitments [1]
in millions Credit Rating Equivalent	As of December		As of December		As of December
	2012	2011	2012	2011	2012	2011
AAA/Aaa	$59,825	$40,559	$ 3,730	$ 3,081	$ 2,179	$ 2,192

AA/Aa2	6,356	7,463	16,445	19,981	7,220	7,026

A/A2	5,068	6,464	24,901	31,171	21,901	21,055

BBB/Baa2	326	195	13,919	10,996	26,313	22,937

BB/Ba2 or lower	1,094	1,209	6,811	7,261	25,291	17,820

Unrated	—	118	1,598	1,658	—	61
Total [2]	$72,669	$56,008	$67,404	$74,148	$82,904	$71,091

1.

Includes approximately $12 billion and $10 billion of loans as of December 2012 and December 2011, respectively, and approximately $71 billion and $61 billion of lending commitments as of December 2012 and December 2011, respectively. Excludes certain bank loans and bridge loans and certain lending commitments that are risk managed as part of market risk using VaR and sensitivity measures.

2.

The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. We had approximately $37 billion and $41 billion as of December 2012 and December 2011, respectively, in credit exposure related to securities financing transactions reflecting applicable netting agreements and collateral.

3.	EMEA (Europe, Middle East and Africa).

106	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Selected Country Exposures

During 2011 and throughout 2012, there have been concerns about European sovereign debt risk and its impact on the European banking system and a number of European member states have been experiencing significant credit deterioration. The most pronounced market concerns relate to Greece, Ireland, Italy, Portugal and Spain. The tables below present our credit exposure (both gross and net of hedges) to all sovereigns, financial institutions and corporate counterparties or borrowers in these countries. Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or borrower. In addition, the tables include the market exposure of our long and short inventory for which the issuer or underlier is located in these countries. Market exposure represents the potential for loss in value of our inventory due to changes in market prices. There is no overlap between the credit and market exposures in the tables below.

The country of risk is determined by the location of the counterparty, issuer or underlier’s assets, where they generate revenue, the country in which they are headquartered, and/or the government whose policies affect their ability to repay their obligations.

	As of December 2012
	Credit Exposure											Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ —		$ —	$ —	$ —		$ —	$ —	$ —	$ 30	$ —	$ —		$ 30

Non-Sovereign	—		5		1	6	—		6	—	6	65	15	(5)		75
Total Greece	—		5		1	6	—		6	—	6	95	15	(5)		105

Ireland
Sovereign	—		1		103	104	—		104	—	104	8	—	(150)		(142)

Non-Sovereign	—		126		36	162	—		162	—	162	801	74	155		1,030
Total Ireland	—		127		139	266	—		266	—	266	809	74	5		888

Italy
Sovereign	—		1,756		1	1,757	(1,714)		43	—	43	(415)	—	(603)		(1,018)

Non-Sovereign	43		560		129	732	(33)		699	587	1,286	434	65	(996)		(497)
Total Italy	43		2,316		130	2,489	(1,747)		742	587	1,329	19	65	(1,599)		(1,515)

Portugal
Sovereign	—		141		61	202	—		202	—	202	155	—	(226)		(71)

Non-Sovereign	—		44		2	46	—		46	—	46	168	(6)	(133)		29
Total Portugal	—		185		63	248	—		248	—	248	323	(6)	(359)		(42)

Spain
Sovereign	—		75		—	75	—		75	—	75	986	—	(268)		718

Non-Sovereign	1,048		259		23	1,330	(95)		1,235	733	1,968	1,268	83	(186)		1,165
Total Spain	1,048		334		23	1,405	(95)		1,310	733	2,043	2,254	83	(454)		1,883
Subtotal	$1,091	[1]	$2,967	[2]	$356	$4,414	$(1,842	) [3]	$2,572	$1,320	$3,892	$3,500	$231	$(2,412	) [3]	$ 1,319

1.	Principally consists of collateralized loans.

2.	Includes the benefit of $6.6 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $357 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

Goldman Sachs 2012 Form 10-K	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	As of December 2011
	Credit Exposure									Market Exposure
in millions	Loans	OTC Derivatives		Other	Gross Funded	Hedges	Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —	$ —		$ —	$ —	$ —	$ —	$ —	$ —	$ 329	$ —	$ (22)		$ 307

Non-Sovereign	20	53		—	73	—	73	—	73	32	11	18		61
Total Greece	20	53		—	73	—	73	—	73	361	11	(4)		368

Ireland
Sovereign	—	1		256	257	—	257	—	257	411	—	(352)		59

Non-Sovereign	—	542		66	608	(8)	600	57	657	412	85	115		612
Total Ireland	—	543		322	865	(8)	857	57	914	823	85	(237)		671

Italy
Sovereign	—	1,666		3	1,669	(1,410)	259	—	259	210	—	200		410

Non-Sovereign	126	457		—	583	(25)	558	408	966	190	297	(896)		(409)
Total Italy	126	2,123		3	2,252	(1,435)	817	408	1,225	400	297	(696)		1

Portugal
Sovereign	—	151		—	151	—	151	—	151	(98)	—	23		(75)

Non-Sovereign	—	53		2	55	—	55	—	55	230	13	(179)		64
Total Portugal	—	204		2	206	—	206	—	206	132	13	(156)		(11)

Spain
Sovereign	—	88		—	88	—	88	—	88	151	—	(550)		(399)

Non-Sovereign	153	254		11	418	(141)	277	146	423	345	239	(629)		(45)
Total Spain	153	342		11	506	(141)	365	146	511	496	239	(1,179)		(444)
Subtotal	$299	$3,265	[1]	$338	$3,902	$(1,584)	$2,318	$611	$2,929	$2,212	$645	$(2,272	) [2]	$ 585

1.	Includes the benefit of $6.5 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $341 million.

2.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underlyings. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives included above are bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash or U.S. Treasury securities. The gross purchased and written credit derivative notionals across the above countries for single-name and index credit default swaps (included in ‘Hedges’ and ‘Credit Derivatives’ in the tables above) were $179.4 billion and $168.6 billion, respectively, as of December 2012, and $177.8 billion and $167.3 billion, respectively, as of December 2011. Including netting under legally enforceable netting agreements, within each and across all of the countries above, the purchased and written credit derivative notionals for single-name and index credit default swaps were $26.0 billion and $15.3 billion, respectively, as of December 2012, and $28.2 billion and $17.7 billion, respectively, as of December 2011. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements.

In credit exposure above, ‘Other’ principally consists of deposits, secured lending transactions and other secured receivables, net of applicable collateral. As of December 2012 and December 2011, $4.8 billion and $7.0 billion, respectively, of secured lending transactions and other secured receivables were fully collateralized.

For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

108	Goldman Sachs 2012 Form 10-K

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

Goldman Sachs 2012 Form 10-K	109

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

Our operational risk framework is in part designed to comply with the operational risk measurement rules under Basel 2 and has evolved based on the changing needs of our businesses and regulatory guidance. Our framework comprises the following practices:

•	Risk identification and reporting;

•	Risk measurement; and

•	Risk monitoring.

Internal Audit performs a review of our operational risk framework, including our key controls, processes and applications, on an annual basis to assess the effectiveness of our framework.

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

In addition, our firmwide systems capture internal operational risk event data, key metrics such as transaction volumes, and statistical information such as performance trends. We use an internally-developed operational risk management application to aggregate and organize this information. Managers from both revenue-producing units and independent control and support functions analyze the information to evaluate operational risk exposures and identify businesses, activities or products with heightened levels of operational risk. We also provide periodic operational risk reports to senior management, risk committees and the Board.

110	Goldman Sachs 2012 Form 10-K

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

The results from these scenario analyses are used to monitor changes in operational risk and to determine business lines that may have heightened exposure to operational risk. These analyses ultimately are used in the determination of the appropriate level of operational risk capital to hold.

Risk Monitoring

We evaluate changes in the operational risk profile of the firm and its businesses, including changes in business mix or jurisdictions in which the firm operates, by monitoring the factors noted above at a firmwide level. The firm has both detective and preventive internal controls, which are designed to reduce the frequency and severity of operational risk losses and the probability of operational risk events. We monitor the results of assessments and independent internal audits of these internal controls.

Recent Accounting Developments

See Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about Recent Accounting Developments.

Goldman Sachs 2012 Form 10-K	111

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

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

112	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Structure of Risk Management” in Part II, Item 7 of this Form 10-K.

Goldman Sachs 2012 Form 10-K	113

Item 8.    Financial Statements and Supplementary Data

114	Goldman Sachs 2012 Form 10-K

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

As of December 31, 2012, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2012 was effective.

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

The firm’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 116, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2012.

Goldman Sachs 2012 Form 10-K	115

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 115. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 28, 2013

116	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended December
in millions, except per share amounts	2012	2011	2010
Revenues
Investment banking	$ 4,941	$ 4,361	$ 4,810

Investment management	4,968	4,691	4,669

Commissions and fees	3,161	3,773	3,569

Market making	11,348	9,287	13,678

Other principal transactions	5,865	1,507	6,932
Total non-interest revenues	30,283	23,619	33,658

Interest income	11,381	13,174	12,309

Interest expense	7,501	7,982	6,806
Net interest income	3,880	5,192	5,503
Net revenues, including net interest income	34,163	28,811	39,161
Operating expenses
Compensation and benefits	12,944	12,223	15,376

U.K. bank payroll tax	—	—	465

Brokerage, clearing, exchange and distribution fees	2,208	2,463	2,281

Market development	509	640	530

Communications and technology	782	828	758

Depreciation and amortization	1,738	1,865	1,889

Occupancy	875	1,030	1,086

Professional fees	867	992	927

Insurance reserves	598	529	398

Other expenses	2,435	2,072	2,559
Total non-compensation expenses	10,012	10,419	10,428
Total operating expenses	22,956	22,642	26,269
Pre-tax earnings	11,207	6,169	12,892

Provision for taxes	3,732	1,727	4,538
Net earnings	7,475	4,442	8,354

Preferred stock dividends	183	1,932	641
Net earnings applicable to common shareholders	$ 7,292	$ 2,510	$ 7,713
Earnings per common share
Basic	$ 14.63	$ 4.71	$ 14.15

Diluted	14.13	4.51	13.18

Average common shares outstanding
Basic	496.2	524.6	542.0

Diluted	516.1	556.9	585.3

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2012 Form 10-K	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December
in millions	2012	2011	2010
Net earnings	$7,475	$4,442	$8,354

Other comprehensive income/(loss), net of tax:
Currency translation adjustment, net of tax	(89)	(55)	(38)

Pension and postretirement liability adjustments, net of tax	168	(145)	88

Net unrealized gains/(losses) on available-for-sale securities, net of tax	244	(30)	26
Other comprehensive income/(loss)	323	(230)	76
Comprehensive income	$7,798	$4,212	$8,430

The accompanying notes are an integral part of these consolidated financial statements.

118	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	As of December
in millions, except share and per share amounts	2012	2011
Assets
Cash and cash equivalents	$ 72,669	$ 56,008

Cash and securities segregated for regulatory and other purposes (includes $30,484 and $42,014 at fair value as of December 2012 and December 2011, respectively)	49,671	64,264

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $141,331 and $187,789 at fair value as of December 2012 and December 2011, respectively)	141,334	187,789

Securities borrowed (includes $38,395 and $47,621 at fair value as of December 2012 and December 2011, respectively)	136,893	153,341

Receivables from brokers, dealers and clearing organizations	18,480	14,204

Receivables from customers and counterparties (includes $7,866 and $9,682 at fair value as of December 2012 and December 2011, respectively)	72,874	60,261

Financial instruments owned, at fair value (includes $67,177 and $53,989 pledged as collateral as of December 2012 and December 2011, respectively)	407,011	364,206

Other assets (includes $13,426 and $0 at fair value as of December 2012 and December 2011, respectively)	39,623	23,152
Total assets	$938,555	$923,225
Liabilities and shareholders’ equity
Deposits (includes $5,100 and $4,526 at fair value as of December 2012 and December 2011, respectively)	$ 70,124	$ 46,109

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	171,807	164,502

Securities loaned (includes $1,558 and $107 at fair value as of December 2012 and December 2011, respectively)	13,765	7,182

Other secured financings (includes $30,337 and $30,019 at fair value as of December 2012 and December 2011, respectively)	32,010	37,364

Payables to brokers, dealers and clearing organizations	5,283	3,667

Payables to customers and counterparties	189,202	194,625

Financial instruments sold, but not yet purchased, at fair value	126,644	145,013

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $17,595 and $17,854 at fair value as of December 2012 and December 2011, respectively)	44,304	49,038

Unsecured long-term borrowings (includes $12,593 and $17,162 at fair value as of December 2012 and December 2011, respectively)	167,305	173,545

Other liabilities and accrued expenses (includes $12,043 and $9,486 at fair value as of December 2012 and December 2011, respectively)	42,395	31,801
Total liabilities	862,839	852,846

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $6,200 and $3,100 as of December 2012 and December 2011, respectively	6,200	3,100

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 816,807,400 and 795,555,310 shares issued as of December 2012 and December 2011, respectively, and 465,148,387 and 485,467,565 shares outstanding as of December 2012 and December 2011, respectively	8	8

Restricted stock units and employee stock options	3,298	5,681

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	48,030	45,553

Retained earnings	65,223	58,834

Accumulated other comprehensive loss	(193)	(516)

Stock held in treasury, at cost, par value $0.01 per share; 351,659,015 and 310,087,747 shares as of December 2012 and December 2011, respectively	(46,850)	(42,281)
Total shareholders’ equity	75,716	70,379
Total liabilities and shareholders’ equity	$938,555	$923,225
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2012 Form 10-K	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December
in millions	2012	2011	2010
Preferred stock
Balance, beginning of year	$ 3,100	$ 6,957	$ 6,957

Issued	3,100	—	—

Repurchased	—	(3,857)	—
Balance, end of year	6,200	3,100	6,957

Common stock
Balance, beginning of year	8	8	8

Issued	—	—	—
Balance, end of year	8	8	8

Restricted stock units and employee stock options
Balance, beginning of year	5,681	7,706	6,245

Issuance and amortization of restricted stock units and employee stock options	1,368	2,863	4,137

Delivery of common stock underlying restricted stock units	(3,659)	(4,791)	(2,521)

Forfeiture of restricted stock units and employee stock options	(90)	(93)	(149)

Exercise of employee stock options	(2)	(4)	(6)
Balance, end of year	3,298	5,681	7,706

Additional paid-in capital
Balance, beginning of year	45,553	42,103	39,770

Issuance of common stock	—	103	—

Delivery of common stock underlying share-based awards	3,939	5,160	3,067

Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,437)	(1,911)	(972)

Preferred stock issuance costs	(13)	—	—

Excess net tax benefit/(provision) related to share-based awards	(11)	138	239

Cash settlement of share-based compensation	(1)	(40)	(1)
Balance, end of year	48,030	45,553	42,103

Retained earnings
Balance, beginning of year	58,834	57,163	50,252

Net earnings	7,475	4,442	8,354

Dividends and dividend equivalents declared on common stock and restricted stock units	(903)	(769)	(802)

Dividends on preferred stock	(183)	(2,002)	(641)
Balance, end of year	65,223	58,834	57,163

Accumulated other comprehensive loss
Balance, beginning of year	(516)	(286)	(362)

Other comprehensive income/(loss)	323	(230)	76
Balance, end of year	(193)	(516)	(286)

Stock held in treasury, at cost
Balance, beginning of year	(42,281)	(36,295)	(32,156)

Repurchased	(4,646)	(6,051)	(4,185)

Reissued	77	65	46
Balance, end of year	(46,850)	(42,281)	(36,295)
Total shareholders’ equity	$ 75,716	$ 70,379	$ 77,356

The accompanying notes are an integral part of these consolidated financial statements.

120	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December
in millions	2012	2011	2010
Cash flows from operating activities
Net earnings	$ 7,475	$ 4,442	$ 8,354

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	1,738	1,869	1,904

Deferred income taxes	(356)	726	1,339

Share-based compensation	1,319	2,849	4,035

Gain on sale of hedge fund administration business	(494)	—	—

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	10,817	(10,532)	(17,094)

Net receivables from brokers, dealers and clearing organizations	(2,838)	(3,780)	201

Net payables to customers and counterparties	(17,661)	13,883	(4,637)

Securities borrowed, net of securities loaned	23,031	8,940	19,638

Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	53,527	122	(10,092)

Financial instruments owned, at fair value	(48,783)	5,085	(9,231)

Financial instruments sold, but not yet purchased, at fair value	(18,867)	4,243	11,602

Other, net	3,971	(5,346)	(11,376)
Net cash provided by/(used for) operating activities	12,879	22,501	(5,357)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(961)	(1,184)	(1,227)

Proceeds from sales of property, leasehold improvements and equipment	49	78	72

Business acquisitions, net of cash acquired	(593)	(431)	(804)

Proceeds from sales of investments	1,195	2,645	1,371

Purchase of available-for-sale securities	(5,220)	(2,752)	(1,885)

Proceeds from sales of available-for-sale securities	4,537	3,129	2,288

Loans held for investment, net	(2,741)	(856)	(800)
Net cash provided by/(used for) investing activities	(3,734)	629	(985)

Cash flows from financing activities
Unsecured short-term borrowings, net	(1,952)	(3,780)	1,196

Other secured financings (short-term), net	1,540	(1,195)	12,689

Proceeds from issuance of other secured financings (long-term)	4,687	9,809	5,500

Repayment of other secured financings (long-term), including the current portion	(11,576)	(8,878)	(4,849)

Proceeds from issuance of unsecured long-term borrowings	27,734	29,169	20,231

Repayment of unsecured long-term borrowings, including the current portion	(36,435)	(29,187)	(22,607)

Derivative contracts with a financing element, net	1,696	1,602	1,222

Deposits, net	24,015	7,540	(849)

Preferred stock repurchased	—	(3,857)	—

Common stock repurchased	(4,640)	(6,048)	(4,183)

Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(1,086)	(2,771)	(1,443)

Proceeds from issuance of preferred stock, net of issuance costs	3,087	—	—

Proceeds from issuance of common stock, including stock option exercises	317	368	581

Excess tax benefit related to share-based compensation	130	358	352

Cash settlement of share-based compensation	(1)	(40)	(1)
Net cash provided by/(used for) financing activities	7,516	(6,910)	7,839
Net increase in cash and cash equivalents	16,661	16,220	1,497

Cash and cash equivalents, beginning of year	56,008	39,788	38,291
Cash and cash equivalents, end of year	$ 72,669	$ 56,008	$ 39,788

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $9.25 billion, $8.05 billion and $6.74 billion for the years ended December 2012, December 2011 and December 2010, respectively.

Cash payments for income taxes, net of refunds, were $1.88 billion, $1.78 billion and $4.48 billion for the years ended December 2012, December 2011 and December 2010, respectively.

Non-cash activities:

During the year ended December 2012, the firm assumed $77 million of debt in connection with business acquisitions. During the year ended December 2011, the firm assumed $2.09 billion of debt and issued $103 million of common stock in connection with the acquisition of Goldman Sachs Australia Pty Ltd (GS Australia), formerly Goldman Sachs & Partners Australia Group Holdings Pty Ltd. During the year ended December 2010, the firm assumed $90 million of debt in connection with business acquisitions. In addition, in the first quarter of 2010, the firm recorded an increase of approximately $3 billion in both assets (primarily financial instruments owned, at fair value) and liabilities (primarily unsecured short-term borrowings and other liabilities) upon adoption of Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2012 Form 10-K	121

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

The firm reports its activities in the following four business segments:

Investment Banking

The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds and governments. Services include strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, risk management, restructurings and spin-offs, and debt and equity underwriting of public offerings and private placements, including domestic and cross-border transactions, as well as derivative transactions directly related to these activities.

Institutional Client Services

The firm facilitates client transactions and makes markets in fixed income, equity, currency and commodity products, primarily with institutional clients such as corporations, financial institutions, investment funds and governments. The firm also makes markets in and clears client transactions on major stock, options and futures exchanges worldwide and provides financing, securities lending and other prime brokerage services to institutional clients.

Investing & Lending

The firm invests in and originates loans to provide financing to clients. These investments and loans are typically longer-term in nature. The firm makes investments, directly and indirectly through funds that the firm manages, in debt securities and loans, public and private equity securities, real estate, consolidated investment entities and power generation facilities.

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

All references to 2012, 2011 and 2010 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

122	Goldman Sachs 2012 Form 10-K

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

Goldman Sachs 2012 Form 10-K	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In general, the firm accounts for investments acquired after the fair value option became available, at fair value. In certain cases, the firm applies the equity method of accounting to new investments that are strategic in nature or closely related to the firm’s principal business activities, when the firm has a significant degree of involvement in the cash flows or operations of the investee or when cost-benefit considerations are less significant. See Note 12 for further information about equity-method investments.

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

124	Goldman Sachs 2012 Form 10-K

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

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value, collateral posted in connection with certain derivative transactions, and loans held for investment. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.” See Note 8 for further information about receivables from customers and counterparties.

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2012.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2012.

Insurance Activities

Certain of the firm’s insurance and reinsurance contracts are accounted for at fair value under the fair value option, with changes in fair value included in “Market making” revenues. See Note 8 for further information about the fair values of these insurance and reinsurance contracts. See Note 12 for further information about the firm’s reinsurance business classified as held for sale as of December 2012.

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

Goldman Sachs 2012 Form 10-K	125

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of December 2012 and December 2011, “Cash and cash equivalents” included $6.75 billion and $7.95 billion, respectively, of cash and due from banks, and $65.92 billion and $48.05 billion, respectively, of interest-bearing deposits with banks.

Recent Accounting Developments

Reconsideration of Effective Control for Repurchase Agreements (ASC 860). In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 changes the assessment of effective control by removing (i) the criterion that requires the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 was effective for periods beginning after December 15, 2011. The firm adopted the standard on January 1, 2012. Adoption of ASU No. 2011-03 did not affect the firm’s financial condition, results of operations or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASC 820). In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04

clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 was effective for periods beginning after December 15, 2011. The firm adopted the standard on January 1, 2012. Adoption of ASU No. 2011-04 did not materially affect the firm’s financial condition, results of operations or cash flows.

Derecognition of in Substance Real Estate (ASC 360). In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360) — Derecognition of in Substance Real Estate — a Scope Clarification.” ASU No. 2011-10 clarifies that in order to deconsolidate a subsidiary (that is in substance real estate) as a result of a parent no longer controlling the subsidiary due to a default on the subsidiary’s nonrecourse debt, the parent also must satisfy the sale criteria in ASC 360-20, “Property, Plant, and Equipment — Real Estate Sales.” The ASU was effective for fiscal years beginning on or after June 15, 2012. The firm will apply the provisions of the ASU to such events occurring on or after January 1, 2013. Since the ASU applies only to events occurring on or after January 1, 2013, adoption did not affect the firm’s financial condition, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities (ASC 210). In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11, as amended by ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” requires disclosure of the effect or potential effect of offsetting arrangements on the firm’s financial position as well as enhanced disclosure of the rights of setoff associated with the firm’s recognized derivative instruments, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. ASU No. 2011-11 is effective for periods beginning on or after January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption will not affect the firm’s financial condition, results of operations or cash flows.

126	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4. Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for further information about the fair value option. The table below presents the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value. The firm held $9.07 billion and $4.86 billion as of

December 2012 and December 2011, respectively, of securities accounted for as available-for-sale related to the firm’s reinsurance business. As of December 2012, such assets were classified as held for sale and were included in “Other assets.” See Note 12 for further information about assets held for sale. As of December 2011, all available-for-sale securities were included in “Financial instruments owned, at fair value.”

	As of December 2012			As of December 2011
in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 6,057	$ —		$ 13,440	$ —

U.S. government and federal agency obligations	93,241	15,905		87,040	21,006

Non-U.S. government and agency obligations	62,250	32,361		49,205	34,886

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	9,805	—		6,699	27

Loans and securities backed by residential real estate	8,216	4		7,592	3

Bank loans and bridge loans	22,407	1,779	[3]	19,745	2,756	[3]

Corporate debt securities	20,981	5,761		22,131	6,553

State and municipal obligations	2,477	1		3,089	3

Other debt obligations	2,251	—		4,362	—

Equities and convertible debentures	96,454	20,406		65,113	21,326

Commodities [1]	11,696	—		5,762	—

Derivatives [2]	71,176	50,427		80,028	58,453
Total	$407,011	$126,644		$364,206	$145,013

1.

Includes commodities that have been transferred to third parties, which were accounted for as collateralized financings rather than sales, of $4.29 billion and $2.49 billion as of December 2012 and December 2011, respectively.

2.	Net of cash collateral received or posted under credit support agreements and reported on a net-by-counterparty basis when a legal right of setoff exists under an enforceable netting agreement.

3.	Primarily relates to the fair value of unfunded lending commitments for which the fair value option was elected.

Goldman Sachs 2012 Form 10-K	127

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

	Year Ended December
in millions	2012		2011	2010
Interest rates	$ 4,366		$ 1,557	$ (2,042)

Credit	5,506		2,715	8,679

Currencies	(1,004)		901	3,219

Equities	5,802		2,788	6,862

Commodities	575		1,588	1,567

Other	1,968	[1]	1,245	2,325
Total	$17,213		$10,794	$20,610

1.	Includes a gain of approximately $500 million on the sale of the firm’s hedge fund administration business, which is included in “Market making” revenues.

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

Level 2. Inputs to valuation techniques are observable, either directly or indirectly.

Level 3. One or more inputs to valuation techniques are significant and unobservable.

128	Goldman Sachs 2012 Form 10-K

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

	As of December
$ in millions	2012	2011
Total level 1 financial assets	$ 190,737	$ 136,780

Total level 2 financial assets	502,293	587,416

Total level 3 financial assets	47,095	47,937

Cash collateral and counterparty netting [1]	(101,612)	(120,821)
Total financial assets at fair value	$ 638,513	$ 651,312

Total assets	$ 938,555	$ 923,225

Total level 3 financial assets as a percentage of Total assets	5.0%	5.2%

Total level 3 financial assets as a percentage of Total financial assets at fair value	7.4%	7.4%

Total level 1 financial liabilities	$ 65,994	$ 75,557

Total level 2 financial liabilities	318,764	319,160

Total level 3 financial liabilities	25,679	25,498

Cash collateral and counterparty netting [1]	(32,760)	(31,546)
Total financial liabilities at fair value	$ 377,677	$ 388,669

Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	6.8%	6.6%

1.

Represents the impact on derivatives of cash collateral netting, and counterparty netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

Level 3 financial assets as of December 2012 decreased compared with December 2011, primarily reflecting a decrease in derivative assets, partially offset by an increase in private equity investments. The decrease in derivative assets primarily reflected a decline in credit derivative assets, principally due to settlements, unrealized losses and sales, partially offset by net transfers from level 2. Level 3 currency derivative assets also declined compared with December 2011, principally due to unrealized losses and net transfers to level 2. The increase in private equity investments primarily reflected purchases and unrealized gains, partially offset by settlements and net transfers to level 2.

See Notes 6, 7 and 8 for further information about level 3 cash instruments, derivatives and other financial assets and financial liabilities accounted for at fair value under the fair value option, respectively, including information about significant unrealized gains and losses, and transfers in and out of level 3.

Goldman Sachs 2012 Form 10-K	129

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

130	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the valuation techniques and the nature of significant inputs generally used to determine the fair values of each type of level 3 cash instrument.

Level 3 Cash Instruments	Valuation Techniques and Significant Inputs

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
Significant inputs are generally determined based on relative value analyses and include:
• Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral and the basis, or price difference, to such prices

•    Market yields implied by transactions of similar or related assets and/or current levels and changes in market indices such as the CMBX (an index that tracks the performance of commercial mortgage bonds)

• Recovery rates implied by the value of the underlying collateral, which is mainly driven by current performance of the underlying collateral, capitalization rates and multiples
• Timing of expected future cash flows (duration)
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
Equities and convertible debentures (including private equity investments and investments in real estate entities)

Recent third-party completed or pending transactions (e.g., merger proposals, tender offers, debt restructurings) are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate:

• Industry multiples (primarily EBITDA multiples) and public comparables
• Transactions in similar instruments
• Discounted cash flow techniques
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

Goldman Sachs 2012 Form 10-K	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant Unobservable Inputs

The table below presents the ranges of significant unobservable inputs used to value the firm’s level 3 cash instruments. These ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument. The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one cash instrument. For example, the highest multiple presented in the table for private equity investments is appropriate for valuing a specific private equity investment but may not be appropriate for valuing any other private equity investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 cash instruments.

Level 3 Cash Instruments	Level 3 Assets as of December 2012 (in millions)	Significant Unobservable Inputs by Valuation Technique	Range of Significant Unobservable Inputs (Weighted Average 1) as of December 2012
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$3,389	Discounted cash flows:
		• Yield	4.0% to 43.3% (9.8%)
		• Recovery rate [3]	37.0% to 96.2% (81.7%)
		• Duration (years) [4]	0.1 to 7.0 (2.6)
		• Basis	(13) points to 18 points (2 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,619	Discounted cash flows:
		• Yield	3.1% to 17.0% (9.7%)
		• Cumulative loss rate	0.0% to 61.6% (31.6%)
		• Duration (years) [4]	1.3 to 5.9 (3.7)
Bank loans and bridge loans	$11,235	Discounted cash flows:
		• Yield	0.3% to 34.5% (8.3%)
		• Recovery rate [3]	16.5% to 85.0% (56.0%)
		• Duration (years) [4]	0.2 to 4.4 (1.9)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$4,651	Discounted cash flows:
		• Yield	0.6% to 33.7% (8.6%)
		• Recovery rate [3]	0.0% to 70.0% (53.4%)
		• Duration (years) [4]	0.5 to 15.5 (4.0)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$14,855 [2]	Comparable multiples:
		• Multiples	0.7x to 21.0x (7.2x)
Discounted cash flows:
		• Discount rate	10.0% to 25.0% (14.3%)
		• Long-term growth rate/compound annual growth rate	0.7% to 25.0% (9.3%)
		• Capitalization rate	3.9% to 11.4% (7.3%)

1.	Weighted averages are calculated by weighting each input by the relative fair value of the respective financial instruments.

2.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

3.

Recovery rate is a measure of expected future cash flows in a default scenario, expressed as a percentage of notional or face value of the instrument, and reflects the benefit of credit enhancement on certain instruments.

4.	Duration is an estimate of the timing of future cash flows and, in certain cases, may incorporate the impact of other unobservable inputs (e.g., prepayment speeds).

Increases in yield, discount rate, capitalization rate, duration or cumulative loss rate used in the valuation of the firm’s level 3 cash instruments would result in a lower fair value measurement, while increases in recovery rate, basis, multiples, long-term growth rate or compound annual growth rate would result in a higher fair value measurement. Due to the distinctive nature of each of the firm’s level 3 cash instruments, the interrelationship of inputs is not necessarily uniform within each product type.

132	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 2,155	$ 3,902	$ —		$ 6,057

U.S. government and federal agency obligations	42,856	50,385	—		93,241

Non-U.S. government and agency obligations	46,715	15,509	26		62,250

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	6,416	3,389		9,805

Loans and securities backed by residential real estate	—	6,597	1,619		8,216

Bank loans and bridge loans	—	11,172	11,235		22,407

Corporate debt securities [2]	111	18,049	2,821		20,981

State and municipal obligations	—	1,858	619		2,477

Other debt obligations [2]	—	1,066	1,185		2,251

Equities and convertible debentures	72,875	8,724	14,855	[3]	96,454

Commodities	—	11,696	—		11,696
Total	$164,712	$135,374	$35,749		$335,835

	Cash Instrument Liabilities at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 15,475	$ 430	$ —		$ 15,905

Non-U.S. government and agency obligations	31,011	1,350	—		32,361

Mortgage and other asset-backed loans and securities:
Loans and securities backed by residential real estate	—	4	—		4

Bank loans and bridge loans	—	1,143	636		1,779

Corporate debt securities	28	5,731	2		5,761

State and municipal obligations	—	1	—		1

Equities and convertible debentures	19,416	986	4		20,406
Total	$ 65,930	$ 9,645	$ 642		$ 76,217

1.	Includes $489 million and $446 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $284 million and $1.76 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $12.67 billion of private equity investments, $1.58 billion of investments in real estate entities and $600 million of convertible debentures.

Goldman Sachs 2012 Form 10-K	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Cash Instrument Assets at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 3,255	$ 10,185	$ —		$ 13,440

U.S. government and federal agency obligations	29,263	57,777	—		87,040

Non-U.S. government and agency obligations	42,854	6,203	148		49,205

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	3,353	3,346		6,699

Loans and securities backed by residential real estate	—	5,883	1,709		7,592

Bank loans and bridge loans	—	8,460	11,285		19,745

Corporate debt securities [2]	133	19,518	2,480		22,131

State and municipal obligations	—	2,490	599		3,089

Other debt obligations [2]	—	2,911	1,451		4,362

Equities and convertible debentures	39,955	11,491	13,667	[3]	65,113

Commodities	—	5,762	—		5,762
Total	$115,460	$134,033	$34,685		$284,178
	Cash Instrument Liabilities at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 20,940	$ 66	$ —		$ 21,006

Non-U.S. government and agency obligations	34,339	547	—		34,886

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	27	—		27

Loans and securities backed by residential real estate	—	3	—		3

Bank loans and bridge loans	—	1,891	865		2,756

Corporate debt securities [4]	—	6,522	31		6,553

State and municipal obligations	—	3	—		3

Equities and convertible debentures	20,069	1,248	9		21,326
Total	$ 75,348	$ 10,307	$ 905		$ 86,560

1.	Includes $213 million and $595 million of CDOs backed by real estate in level 2 and level 3, respectively.

2.	Includes $403 million and $1.19 billion of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $12.07 billion of private equity investments, $1.10 billion of investments in real estate entities and $497 million of convertible debentures.

4.	Includes $27 million of CDOs and CLOs backed by corporate obligations in level 3.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 2012, transfers into level 2 from level 1 of cash instruments were $1.85 billion, including transfers of non-U.S. government obligations of $1.05 billion, reflecting the level of market activity in these instruments, and transfers of equity securities of $806 million, primarily reflecting the impact of transfer restrictions. Transfers into level 1 from level 2 of cash instruments were $302 million, including transfers of non-U.S. government obligations of $180 million, reflecting the level of market activity in these instruments, and transfers of equity securities of $102 million, where the firm was able to obtain quoted prices for certain actively traded instruments.

134	Goldman Sachs 2012 Form 10-K

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

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the year.

	Level 3 Cash Instrument Assets at Fair Value for the Year Ended December 2012
in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end	Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3		Balance, end of year
Non-U.S. government and agency obligations	$ 148	$ 2		$ (52)	$ 16		$ (40)	$ (45)	$ 1	$ (4)		$ 26

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,346	238		232	1,613		(910)	(1,389)	337	(78)		3,389

Loans and securities backed by residential real estate	1,709	146		276	703		(844)	(380)	65	(56)		1,619

Bank loans and bridge loans	11,285	592		322	4,595		(2,794)	(2,738)	1,178	(1,205)		11,235

Corporate debt securities	2,480	331		266	1,143		(961)	(438)	197	(197)		2,821

State and municipal obligations	599	26		2	96		(90)	(22)	8	—		619

Other debt obligations	1,451	64		(25)	759		(355)	(125)	39	(623	) [2]	1,185

Equities and convertible debentures	13,667	292		992	3,071		(702)	(1,278)	965	(2,152)		14,855
Total	$34,685	$1,691	[3]	$2,013 [3]	$11,996		$(6,696)	$(6,415)	$2,790	$(4,315)		$35,749

	Level 3 Cash Instrument Liabilities at Fair Value for the Year Ended December 2012
in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end	Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3		Balance, end of year
Total	$ 905	$ (19)		$ (54)	$ (530)		$ 366	$ 45	$ 63	$ (134)		$ 642

1.	Includes both originations and secondary market purchases.

2.

Primarily reflects transfers related to the firm’s reinsurance business of level 3 other debt obligations within cash instruments at fair value to level 3 “Other assets,” within other financial assets at fair value, as this business was classified as held for sale as of December 2012. See Note 8 for further information.

3.	The aggregate amounts include approximately $617 million, $2.13 billion and $962 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $2.07 billion (reflecting $2.01 billion on cash instrument assets and $54 million on cash instrument liabilities) for the year ended December 2012 primarily consisted of gains on private equity investments, mortgage and other asset-backed loans and securities, bank loans and bridge loans, and corporate debt securities. Unrealized gains during the year ended December 2012 primarily reflected the impact of an increase in global equity prices and tighter credit spreads.

Transfers into level 3 during the year ended December 2012 primarily reflected transfers from level 2 of certain bank loans and bridge loans, and private equity investments,

principally due to a lack of market transactions in these instruments.

Transfers out of level 3 during the year ended December 2012 primarily reflected transfers to level 2 of certain private equity investments and bank loans and bridge loans. Transfers of private equity investments to level 2 were principally due to improved transparency of market prices as a result of market transactions in these instruments. Transfers of bank loans and bridge loans to level 2 were principally due to market transactions in these instruments and unobservable inputs no longer being significant to the valuation of certain loans.

Goldman Sachs 2012 Form 10-K	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Level 3 Cash Instrument Assets at Fair Value for the Year Ended December 2011
in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases	[1]	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of year
Non-U.S. government obligations	$ —	$ 25		$ (63)		$ 27		$ (123)	$ (8)	$ 290	$ 148

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,976	222		80		1,099		(1,124)	(831)	(76)	3,346

Loans and securities backed by residential real estate	2,501	253		(81)		768		(702)	(456)	(574)	1,709

Bank loans and bridge loans	9,905	540		(216)		6,725		(2,329)	(1,554)	(1,786)	11,285

Corporate debt securities	2,737	391		(132)		1,319		(1,137)	(697)	(1)	2,480

State and municipal obligations	754	12		(1)		448		(591)	(13)	(10)	599

Other debt obligations	1,274	124		(17)		560		(388)	(212)	110	1,451

Equities and convertible debentures	11,060	240		338		2,731		(1,196)	(855)	1,349	13,667
Total	$32,207	$1,807	[2]	$ (92	) [2]	$13,677		$(7,590)	$(4,626)	$ (698)	$34,685

	Level 3 Cash Instrument Liabilities at Fair Value for the Year Ended December 2011
in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end		Purchases	[1]	Sales	Settlements	Net transfers in and/or (out) of level 3	Balance, end of year
Total	$ 446	$ (27)		$ 218		$ (491)		$ 475	$ 272	$ 12	$ 905

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $(202) million, $623 million and $1.29 billion reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized loss on level 3 cash instruments of $310 million (reflecting losses of $92 million on cash instrument assets and $218 million on cash instrument liabilities) for the year ended December 2011 primarily consisted of losses on bank loans and bridge loans and corporate debt securities, primarily reflecting the impact of unfavorable credit markets and losses on relationship lending. These losses were partially offset by gains in private equity investments, where prices were generally corroborated through market transactions in similar financial instruments during the year.

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

136	Goldman Sachs 2012 Form 10-K

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

The firm’s investments in funds that calculate NAV primarily consist of investments in firm-sponsored funds where the firm co-invests with third-party investors. The private equity, credit and real estate funds are primarily closed-end funds in which the firm’s investments are not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated and it is estimated that substantially all of the underlying assets of existing funds will be liquidated over the next seven years. The firm continues to manage its existing funds taking into account the transition periods under the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), although the rules have not yet been finalized.

The firm’s investments in hedge funds are generally redeemable on a quarterly basis with 91 days’ notice, subject to a maximum redemption level of 25% of the firm’s initial investments at any quarter-end. The firm currently plans to comply with the Volcker Rule by redeeming certain of its interests in hedge funds. The firm redeemed approximately $1.06 billion of these interests in hedge funds during the year ended December 2012.

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of December 2012		As of December 2011
in millions	Fair Value of Investments	Unfunded Commitments	Fair Value of Investments	Unfunded Commitments
Private equity funds [1]	$ 7,680	$2,778	$ 8,074	$3,514

Credit funds [2]	3,927	2,843	3,596	3,568

Hedge funds [3]	2,167	—	3,165	—

Real estate funds [4]	2,006	870	1,531	1,613
Total	$15,780	$6,491	$16,366	$8,695

1.	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations and growth investments.

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

4.	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

Goldman Sachs 2012 Form 10-K	137

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

138	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the fair value of derivatives on a net-by-counterparty basis.

	As of December 2012		As of December 2011
in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 3,772	$ 2,937	$ 5,880	$ 3,172

Over-the-counter	67,404	47,490	74,148	55,281
Total	$71,176	$50,427	$80,028	$58,453

The table below presents the fair value and the notional amount of derivative contracts by major product type on a gross basis. Gross fair values in the table below exclude the effects of both netting of receivable balances with payable balances under enforceable netting agreements, and netting of cash collateral received or posted under credit support agreements, and therefore are not representative of the firm’s exposure. Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity; however, they do not represent anticipated losses.

	As of December 2012			As of December 2011
in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Interest rates	$ 584,584	$ 545,605	$34,891,763	$ 624,189	$ 582,608	$38,111,097

Credit	85,816	74,927	3,615,757	150,816	130,659	4,032,330

Currencies	72,128	60,808	3,833,114	88,654	71,736	3,919,525

Commodities	23,320	24,350	774,115	35,966	38,050	799,925

Equities	49,483	43,681	1,202,181	64,135	51,928	1,433,087
Subtotal	815,331	749,371	44,316,930	963,760	874,981	48,295,964
Derivatives accounted for as hedges
Interest rates	23,772	66	128,302	21,981	13	109,860

Currencies	21	86	8,452	124	21	8,307
Subtotal	23,793	152	136,754	22,105	34	118,167
Gross fair value/notional amount of derivatives	$ 839,124	$ 749,523	$44,453,684	$ 985,865	$ 875,015	$48,414,131
Counterparty netting [1]	(668,460)	(668,460)		(787,733)	(787,733)

Cash collateral netting [2]	(99,488)	(30,636)		(118,104)	(28,829)
Fair value included in financial instruments owned	$ 71,176			$ 80,028
Fair value included in financial instruments sold, but not yet purchased		$ 50,427			$ 58,453

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

Goldman Sachs 2012 Form 10-K	139

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

Level 2 Derivatives

Level 2 derivatives include OTC derivatives for which all significant valuation inputs are corroborated by market evidence and exchange-traded derivatives that are not actively traded and/or that are valued using models that calibrate to market-clearing levels of OTC derivatives.

The selection of a particular model to value a derivative depends on the contractual terms of and specific risks inherent in the instrument, as well as the availability of pricing information in the market. For derivatives that trade in liquid markets, model selection does not involve significant management judgment because outputs of models can be calibrated to market-clearing levels.

140	Goldman Sachs 2012 Form 10-K

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

•

For level 3 credit derivatives, significant level 3 inputs include illiquid credit spreads, which are unique to specific reference obligations and reference entities, recovery rates and certain correlations required to value credit and mortgage derivatives (e.g., the likelihood of default of the underlying reference obligation relative to one another).

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

Goldman Sachs 2012 Form 10-K	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant Unobservable Inputs

The table below presents the ranges of significant unobservable inputs used to value the firm’s level 3 derivatives. These ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative. The ranges, averages and medians of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one derivative.

For example, the highest correlation presented in the table for interest rate derivatives is appropriate for valuing a specific interest rate derivative but may not be appropriate for valuing any other interest rate derivative. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 derivatives.

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of December 2012 (in millions)	Significant Unobservable Inputs of Derivative Pricing Models	Range of Significant Unobservable Inputs (Average / Median) [1] as of December 2012
Interest rates	$(355)	Correlation [2] Volatility	22% to 97% (67% / 68%) 37 basis points per annum (bpa) to 59 bpa (48 bpa / 47 bpa)
Credit	$6,228	Correlation [2] Credit spreads Recovery rates	5% to 95% (50% / 50%) 9 bps to 2,341 bps (225 bps / 140 bps) [3] 15% to 85% (54% / 53%)
Currencies	$35	Correlation [2]	65% to 87% (76% / 79%)
Commodities	$(304)	Volatility Spread per million British Thermal units (MMBTU) of natural gas Price per megawatt hour of power Price per barrel of oil	13% to 53% (30% / 29%) $(0.61) to $6.07 ($0.02 / $0.00) $17.30 to $57.39 ($33.17 / $32.80) $86.64 to $98.43 ($92.76 / $93.62)
Equities	$(1,248)	Correlation [2] Volatility	48% to 98% (68% / 67%) 15% to 73% (31% / 30%)

1.

Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average.

2.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (51)% to 66% (Average: 30% / Median: 35%) as of December 2012.

3.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

142	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Range of Significant Unobservable Inputs

The following provides further information about the ranges of unobservable inputs used to value the firm’s level 3 derivative instruments.

•

Correlation: Ranges for correlation cover a variety of underliers both within one market (e.g., equity index and equity single stock names) and across markets (e.g., correlation of a commodity price and a foreign exchange rate), as well as across regions. Generally, cross-asset correlation inputs are used to value more complex instruments and are lower than correlation inputs on assets within the same derivative product type.

•

Volatility: Ranges for volatility cover numerous underliers across a variety of markets, maturities and strike prices. For example, volatility of equity indices is generally lower than volatility of single stocks.

•

Credit spreads and recovery rates: The ranges for credit spreads and recovery rates cover a variety of underliers (index and single names), regions, sectors, maturities and credit qualities (high-yield and investment-grade). The broad range of this population gives rise to the width of the ranges of unobservable inputs.

•	Commodity prices and spreads: The ranges for commodity prices and spreads cover variability in products, maturities and locations, as well as peak and off-peak prices.

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

•

Correlation: In general, for contracts where the holder benefits from the convergence of the underlying asset or index prices (e.g., interest rates, credit spreads, foreign exchange rates, inflation rates and equity prices), an increase in correlation results in a higher fair value measurement.

•	Volatility: In general, for purchased options an increase in volatility results in a higher fair value measurement.

•

Credit spreads and recovery rates: In general, the fair value of purchased credit protection increases as credit spreads increase or recovery rates decrease. Credit spreads and recovery rates are strongly related to distinctive risk factors of the underlying reference obligations, which include reference entity-specific factors such as leverage, volatility and industry, market-based risk factors, such as borrowing costs or liquidity of the underlying reference obligation, and macro-economic conditions.

•

Commodity prices and spreads: In general, for contracts where the holder is receiving a commodity, an increase in the spread (price difference from a benchmark index due to differences in quality or delivery location) or price results in a higher fair value measurement.

Goldman Sachs 2012 Form 10-K	143

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

	Derivative Assets at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$13	$ 608,151	$ 192	$ —		$ 608,356

Credit	—	74,907	10,909	—		85,816

Currencies	—	71,157	992	—		72,149

Commodities	—	22,697	623	—		23,320

Equities	43	48,698	742	—		49,483
Gross fair value of derivative assets	56	825,610	13,458	—		839,124

Counterparty netting [1]	—	(662,798)	(3,538)	(2,124	) [3]	(668,460)
Subtotal	$56	$ 162,812	$ 9,920	$(2,124)		$ 170,664

Cash collateral netting [2]						(99,488)
Fair value included in financial instruments owned						$ 71,176

	Derivative Liabilities at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$14	$ 545,110	$ 547	$ —		$ 545,671

Credit	—	70,246	4,681	—		74,927

Currencies	—	59,937	957	—		60,894

Commodities	—	23,423	927	—		24,350

Equities	50	41,641	1,990	—		43,681
Gross fair value of derivative liabilities	64	740,357	9,102	—		749,523

Counterparty netting [1]	—	(662,798)	(3,538)	(2,124	) [3]	(668,460)
Subtotal	$64	$ 77,559	$ 5,564	$(2,124)		$ 81,063

Cash collateral netting [2]						(30,636)
Fair value included in financial instruments sold, but not yet purchased						$ 50,427

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

144	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Derivative Assets at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 33	$ 645,923	$ 214	$ —		$ 646,170

Credit	—	137,110	13,706	—		150,816

Currencies	—	86,752	2,026	—		88,778

Commodities	—	35,062	904	—		35,966

Equities	24	62,684	1,427	—		64,135
Gross fair value of derivative assets	57	967,531	18,277	—		985,865

Counterparty netting [1]	—	(778,639)	(6,377)	(2,717	) [3]	(787,733)
Subtotal	$ 57	$ 188,892	$11,900	$(2,717)		$ 198,132

Cash collateral netting [2]						(118,104)
Fair value included in financial instruments owned						$ 80,028

	Derivative Liabilities at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 24	$ 582,012	$ 585	$ —		$ 582,621

Credit	—	123,253	7,406	—		130,659

Currencies	—	70,573	1,184	—		71,757

Commodities	—	36,541	1,509	—		38,050

Equities	185	49,884	1,859	—		51,928
Gross fair value of derivative liabilities	209	862,263	12,543	—		875,015

Counterparty netting [1]	—	(778,639)	(6,377)	(2,717	) [3]	(787,733)
Subtotal	$209	$ 83,624	$ 6,166	$(2,717)		$ 87,282

Cash collateral netting [2]						(28,829)
Fair value included in financial instruments sold, but not yet purchased						$ 58,453

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

Goldman Sachs 2012 Form 10-K	145

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the year.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Year Ended December 2012
in millions	Asset/ (liability) balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases	Sales	Settlements	Transfers into level 3		Transfers out of level 3	Asset/ (liability) balance, end of year
Interest rates — net	$ (371)	$ (60)	$ 19		$ 7	$ (28)	$ 71	$ 68		$ (61)	$ (355)

Credit — net	6,300	246	(701)		138	(270)	(1,597)	2,503		(391)	6,228

Currencies — net	842	(17)	(502)		17	(5)	(144)	65		(221)	35

Commodities — net	(605)	(11)	228		63	(410)	307	(41	) [3]	165 [4]	(304)

Equities — net	(432)	(80)	(276)		123	(724)	267	(50	) [3]	(76)	(1,248)
Total derivatives — net	$5,734	$ 78 [1]	$(1,232	) [1,2]	$348	$(1,437)	$(1,096)	$2,545		$(584)	$4,356

1.	The aggregate amounts include approximately $(903) million and $(251) million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

3.	Reflects a net transfer to level 3 of derivative liabilities.

4.	Reflects a net transfer to level 2 of derivative liabilities.

The net unrealized loss on level 3 derivatives of $1.23 billion for the year ended December 2012 was primarily attributable to the impact of tighter credit spreads, changes in foreign exchange rates and increases in global equity prices on certain derivatives, partially offset by the impact of a decline in volatility on certain commodity derivatives.

Transfers into level 3 derivatives during the year ended December 2012 primarily reflected transfers from level 2 of certain credit derivative assets, principally due to unobservable inputs becoming significant to the valuation of these derivatives, and transfers from level 2 of other credit derivative assets, principally due to reduced transparency of correlation inputs used to value these derivatives.

Transfers out of level 3 derivatives during the year ended December 2012 primarily reflected transfers to level 2 of certain credit derivative assets, principally due to unobservable inputs no longer being significant to the valuation of these derivatives, transfers to level 2 of certain currency derivative assets, principally due to unobservable correlation inputs no longer being significant to the valuation of these derivatives, and transfers to level 2 of certain commodity derivative liabilities, principally due to increased transparency of volatility inputs used to value these derivatives.

146	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Level 3 Derivative Assets and Liabilities at Fair Value for the Year Ended December 2011
in millions	Asset/ (liability) balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at year-end	Purchases	Sales	Settlements	Net transfers in and/or (out) of level 3	Asset/ (liability) balance, end of year
Interest rates — net	$ 194	$ (38)	$ (305)	$ 23	$ (29)	$ 84	$(300)	$ (371)

Credit — net	7,040	46	2,525	348	(1,310)	(1,713)	(636)	6,300

Currencies — net	1,098	(26)	(351)	29	(25)	(54)	171	842

Commodities — net	220	(35)	259	125	(835)	150	(489)	(605)

Equities — net	(990)	184	151	382	(683)	159	365	(432)
Total derivatives — net	$7,562	$131 [1]	$2,279 [1,2]	$907	$(2,882)	$(1,374)	$(889)	$5,734

1.	The aggregate amounts include approximately $2.35 billion and $62 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

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

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $(735) million, $573 million and $68 million for the years ended December 2012, December 2011 and December 2010, respectively.

Bifurcated Embedded Derivatives

The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings. These derivatives, which are recorded at fair value, primarily consist of interest rate, equity and commodity products and are included in “Unsecured short-term borrowings” and “Unsecured long-term borrowings.” See Note 8 for further information.

	As of December
in millions	2012	2011
Fair value of assets	$ 320	$ 422

Fair value of liabilities	398	304
Net asset/(liability)	$ (78)	$ 118
Notional amount	$10,567	$9,530

Goldman Sachs 2012 Form 10-K	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and by product type. Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

in millions	OTC Derivatives as of December 2012
Assets Product Type	0 -12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$10,318	$28,445	$ 80,449	$119,212

Credit	2,190	12,244	7,970	22,404

Currencies	11,100	8,379	11,044	30,523

Commodities	3,840	3,862	304	8,006

Equities	3,757	7,730	6,957	18,444

Netting across product types [1]	(2,811)	(5,831)	(5,082)	(13,724)
Subtotal	$28,394	$54,829	$101,642	184,865

Cross maturity netting [2]				(17,973)

Cash collateral netting [3]				(99,488)
Total				$ 67,404

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 6,266	$17,860	$ 32,422	$ 56,548

Credit	809	7,537	3,168	11,514

Currencies	8,586	4,849	5,782	19,217

Commodities	3,970	3,119	2,267	9,356

Equities	3,775	5,476	3,937	13,188

Netting across product types [1]	(2,811)	(5,831)	(5,082)	(13,724)
Subtotal	$20,595	$33,010	$ 42,494	96,099

Cross maturity netting [2]				(17,973)

Cash collateral netting [3]				(30,636)
Total				$ 47,490

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

148	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

in millions	OTC Derivatives as of December 2011
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$10,931	$32,194	$ 82,480	$ 125,605

Credit	3,054	15,468	13,687	32,209

Currencies	11,253	11,592	16,023	38,868

Commodities	5,286	5,931	147	11,364

Equities	6,663	7,768	7,468	21,899

Netting across product types [1]	(3,071)	(6,033)	(6,027)	(15,131)
Subtotal	$34,116	$66,920	$113,778	214,814

Cross maturity netting [2]				(22,562)

Cash collateral netting [3]				(118,104)
Total				$ 74,148

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 5,787	$18,607	$37,739	$ 62,133

Credit	1,200	6,957	3,894	12,051

Currencies	9,826	5,514	6,502	21,842

Commodities	6,322	5,174	2,727	14,223

Equities	3,290	4,018	4,246	11,554

Netting across product types [1]	(3,071)	(6,033)	(6,027)	(15,131)
Subtotal	$23,354	$34,237	$49,081	106,672

Cross maturity netting [2]				(22,562)

Cash collateral netting [3]				(28,829)
Total				$ 55,281

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under credit support agreements.

Goldman Sachs 2012 Form 10-K	149

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

	As of December
in millions	2012	2011
Net derivative liabilities under bilateral agreements	$27,885	$35,066

Collateral posted	24,296	29,002

Additional collateral or termination payments for a one-notch downgrade	1,534	1,303

Additional collateral or termination payments for a two-notch downgrade	2,500	2,183

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

150	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 2012, written and purchased credit derivatives had total gross notional amounts of $1.76 trillion and $1.86 trillion, respectively, for total net notional purchased protection of $98.33 billion. As of December 2011, written and purchased credit derivatives had total gross notional amounts of $1.96 trillion and $2.08 trillion, respectively, for total net notional purchased protection of $116.93 billion.

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

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives				Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives	[1]	Other Purchased Credit Derivatives	[2]	Asset	Liability	Net Asset/ (Liability)
As of December 2012
Credit spread on underlying (basis points)
0 - 250	$360,289	$ 989,941	$103,481	$1,453,711	$1,343,561		$201,459		$28,817	$ 8,249	$ 20,568

251 - 500	13,876	126,659	35,086	175,621	157,371		19,063		4,284	7,848	(3,564)

501 - 1,000	9,209	52,012	5,619	66,840	60,456		8,799		769	4,499	(3,730)

Greater than 1,000	11,453	49,721	3,622	64,796	57,774		10,812		568	21,970	(21,402)
Total	$394,827	$1,218,333	$147,808	$1,760,968	$1,619,162		$240,133		$34,438	$ 42,566	$ (8,128)

As of December 2011
Credit spread on underlying (basis points)
0 - 250	$282,851	$ 794,193	$141,688	$1,218,732	$1,122,296		$180,316		$17,572	$ 16,907	$ 665

251 - 500	42,682	269,687	69,864	382,233	345,942		47,739		4,517	20,810	(16,293)

501 - 1,000	29,377	140,389	21,819	191,585	181,003		23,176		138	15,398	(15,260)

Greater than 1,000	30,244	114,103	22,995	167,342	147,614		28,734		512	57,201	(56,689)
Total	$385,154	$1,318,372	$256,366	$1,959,892	$1,796,855		$279,965		$22,739	$110,316	$(87,577)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of purchased credit derivatives in excess of the notional amount included in “Offsetting Purchased Credit Derivatives.”

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

Goldman Sachs 2012 Form 10-K	151

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

	Year Ended December
in millions	2012	2011	2010
Interest rate hedges	$(2,383)	$ 4,679	$ 1,617

Hedged borrowings and bank deposits	665	(6,300)	(3,447)

Hedge ineffectiveness [1]	(1,718)	(1,621)	(1,836)

1.	Primarily consisted of amortization of prepaid credit spreads resulting from the passage of time.

The gain/(loss) excluded from the assessment of hedge effectiveness was not material for the years ended December 2012, December 2011 and December 2010.

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

For qualifying net investment hedges, the gains or losses on the hedging instruments, to the extent effective, are included in “Currency translation adjustment, net of tax” within the consolidated statements of comprehensive income.

The table below presents the gains/(losses) from net investment hedging.

	Year Ended December
in millions	2012	2011	2010
Currency hedges	$(233)	$ 160	$(261)

Foreign currency-denominated debt hedges	347	(147)	(498)

The gain/(loss) related to ineffectiveness was not material for the years ended December 2012, December 2011 and December 2010. The loss reclassified to earnings from accumulated other comprehensive income was not material for the years ended December 2012 and December 2010, and was $186 million for the year ended December 2011.

As of December 2012 and December 2011, the firm had designated $2.77 billion and $3.11 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

152	Goldman Sachs 2012 Form 10-K

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

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	repurchase agreements and substantially all resale agreements;

•	securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution;

•	substantially all other secured financings, including transfers of assets accounted for as financings rather than sales and certain other nonrecourse financings;

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;
•	certain unsecured long-term borrowings, including prepaid commodity transactions and certain hybrid financial instruments;

•	certain receivables from customers and counterparties, including certain margin loans and transfers of assets accounted for as secured loans rather than purchases;

•	certain insurance and reinsurance contract assets and liabilities and certain guarantees;

•	certain subordinated liabilities issued by consolidated VIEs; and

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

See below for information about the significant inputs used to value other financial assets and financial liabilities at fair value, including the ranges of significant unobservable inputs used to value the level 3 instruments within these categories. These ranges represent the significant unobservable inputs that were used in the valuation of each type of other financial assets and financial liabilities at fair value. The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one instrument. For example, the highest yield presented below for resale and repurchase agreements is appropriate for valuing a specific agreement in that category but may not be appropriate for valuing any other agreements in that category. Accordingly, the range of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 other financial assets and financial liabilities.

Goldman Sachs 2012 Form 10-K	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are collateral funding spreads, the amount and timing of expected future cash flows and interest rates. The ranges of significant unobservable inputs used to value level 3 resale and repurchase agreements as of December 2012 are as follows:

•	Yield: 1.7% to 5.4% (weighted average: 1.9%)

•	Duration: 0.4 to 4.5 years (weighted average: 4.1 years)

Generally, increases in yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 resale and repurchase agreements, the interrelationship of inputs is not necessarily uniform across such agreements.

See Note 9 for further information about collateralized agreements.

Other Secured Financings. The significant inputs to the valuation of other secured financings at fair value are the amount and timing of expected future cash flows, interest rates, collateral funding spreads, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market prices, market yields and recovery assumptions) and the frequency of additional collateral calls. The ranges of significant unobservable inputs used to value level 3 other secured financings as of December 2012 are as follows:

•	Yield: 0.3% to 20.0% (weighted average: 4.2%)

•	Duration: 0.3 to 10.8 years (weighted average: 2.4 years)

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

Insurance and Reinsurance Contracts. Insurance and reinsurance contracts at fair value are primarily included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses.” In addition, assets related to the firm’s reinsurance business that were classified as held for sale as of December 2012 are included in “Other assets.” The insurance and reinsurance contracts for which the firm has elected the fair value option are contracts that can be settled only in cash and that qualify for the fair value option because they are recognized financial instruments. These contracts are valued using market transactions and other market evidence where possible, including market-based inputs to models, calibration to market-clearing transactions or other alternative pricing sources with reasonable levels of price transparency. Significant inputs are interest rates, inflation rates, volatilities, funding spreads, yield and duration, which incorporates policy lapse and projected mortality assumptions. When unobservable inputs to a valuation model are significant to the fair value measurement of an instrument, the instrument is classified in level 3. The range of significant unobservable inputs used to value level 3 insurance and reinsurance contracts as of December 2012 is as follows:

•	Funding spreads: 64 bps to 105 bps (weighted average: 85 bps)

•	Yield: 4.4% to 15.1% (weighted average: 6.2%)

•	Duration: 5.3 to 8.8 years (weighted average: 7.6 years)

Generally, increases in funding spreads, yield or duration, in isolation, would result in a lower fair value measurement.

154	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value, excluding insurance and reinsurance contracts, are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. The range of significant unobservable inputs used to value level 3 receivables from customers and counterparties as of December 2012 is as follows:

•	Funding spreads: 57 bps to 145 bps (weighted average: 105 bps)

Generally, an increase in funding spreads would result in a lower fair value measurement.

Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Such receivables are primarily comprised of customer margin loans and collateral posted in connection with certain derivative transactions. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2012. Receivables from customers and counterparties not accounted for at fair value also includes loans held for investment, which are primarily comprised of collateralized loans to private wealth management clients and corporate loans. As of December 2012 and December 2011, the carrying value of such loans was $6.50 billion and $3.76 billion, respectively, which generally approximated fair value. As of December 2012, had these loans been carried at fair value and included in the fair value hierarchy, $2.41 billion and $4.06 billion would have been classified in level 2 and level 3, respectively.

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

Goldman Sachs 2012 Form 10-K	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Other Financial Assets and Financial

Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

	Other Financial Assets at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3		Total
Securities segregated for regulatory and other purposes [1]	$21,549	$ 8,935	$ —		$ 30,484

Securities purchased under agreements to resell	—	141,053	278		141,331

Securities borrowed	—	38,395	—		38,395

Receivables from customers and counterparties	—	7,225	641		7,866

Other assets [2]	4,420	8,499	507	[3]	13,426
Total	$25,969	$204,107	$ 1,426		$231,502

	Other Financial Liabilities at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3		Total
Deposits	$ —	$ 4,741	$ 359		$ 5,100

Securities sold under agreements to repurchase	—	169,880	1,927		171,807

Securities loaned	—	1,558	—		1,558

Other secured financings	—	28,925	1,412		30,337

Unsecured short-term borrowings	—	15,011	2,584		17,595

Unsecured long-term borrowings	—	10,676	1,917		12,593

Other liabilities and accrued expenses	—	769	11,274	[4]	12,043
Total	$ —	$231,560	$19,473		$251,033

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. The table above includes $21.55 billion of level 1 securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP, consisting of U.S. Treasury securities and money market instruments.

2.

Consists of assets classified as held for sale related to the firm’s reinsurance business, primarily consisting of securities accounted for as available-for-sale and insurance separate account assets which are accounted for at fair value under other U.S. GAAP. Such assets were previously included in “Financial instruments owned, at fair value” and “Securities segregated for regulatory and other purposes,” respectively.

3.

Consists of insurance contracts and derivatives classified as held for sale. See “Insurance and Reinsurance Contracts” above and Note 7 for further information about valuation techniques and inputs related to insurance contracts and derivatives, respectively.

4.	Includes $692 million of liabilities classified as held for sale related to the firm’s reinsurance business accounted for at fair value under the fair value option.

156	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Other Financial Assets at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$21,263	$ 20,751	$ —	$ 42,014

Securities purchased under agreements to resell	—	187,232	557	187,789

Securities borrowed	—	47,621	—	47,621

Receivables from customers and counterparties	—	8,887	795	9,682
Total	$21,263	$264,491	$ 1,352	$287,106

	Other Financial Liabilities at Fair Value as of December 2011
in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 4,513	$ 13	$ 4,526

Securities sold under agreements to repurchase	—	162,321	2,181	164,502

Securities loaned	—	107	—	107

Other secured financings	—	28,267	1,752	30,019

Unsecured short-term borrowings	—	14,560	3,294	17,854

Unsecured long-term borrowings	—	14,971	2,191	17,162

Other liabilities and accrued expenses	—	490	8,996	9,486
Total	$ —	$225,229	$18,427	$243,656

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

Goldman Sachs 2012 Form 10-K	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the year ended December 2012. The tables below present information about transfers between level 2 and level 3.

Level 3 Rollforward

If a financial asset or financial liability was transferred to level 3 during a reporting year, its entire gain or loss for the year is included in level 3.

The tables below present changes in fair value for other financial assets and financial liabilities accounted for at fair value categorized as level 3 as of the end of the year. Level 3 other financial assets and liabilities are frequently economically hedged with cash instruments and derivatives. Accordingly, gains or losses that are reported in level 3 can be partially offset by gains or losses attributable to level 1, 2 or 3 cash instruments or derivatives. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

	Level 3 Other Financial Assets at Fair Value for the Year Ended December 2012
in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Securities purchased under agreements to resell	$ 557	$ 7		$ —		$ 116	$—	$ —	$ (402)	$ —	$ —	$ 278

Receivables from customers and counterparties	795	—		37		199	—	—	(17)	—	(373)	641

Other assets	—	—		82		—	—	—	(23)	448	—	507
Total	$ 1,352	$ 7	[1]	$ 119	[1]	$ 315	$—	$ —	$ (442)	$448	$ (373)	$ 1,426

1.

The aggregate amounts include gains/(losses) of approximately $119 million, $(3) million and $10 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Year Ended December 2012
in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Deposits	$ 13	$ —		$ 5		$ —	$—	$ 326	$ (1)	$ 16	$ —	$ 359

Securities sold under agreements to repurchase, at fair value	2,181	—		—		—	—	—	(254)	—	—	1,927

Other secured financings	1,752	12		(51)		—	—	854	(1,155)	—	—	1,412

Unsecured short-term borrowings	3,294	(13)		204		(13)	—	762	(1,206)	240	(684)	2,584

Unsecured long-term borrowings	2,191	31		286		—	—	329	(344)	225	(801)	1,917

Other liabilities and accrued expenses	8,996	78		941		1,617	—	—	(360)	2	—	11,274
Total	$18,427	$108	[1]	$1,385	[1]	$1,604	$—	$2,271	$(3,320)	$483	$(1,485)	$19,473

1.	The aggregate amounts include losses of approximately $1.37 billion, $113 million and $15 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial liabilities of $1.39 billion for the year ended December 2012 primarily reflected the impact of tighter funding spreads and changes in foreign exchange rates on certain insurance liabilities, and an increase in global equity prices and tighter credit spreads on certain hybrid financial instruments.

Transfers into level 3 of other financial assets during the year ended December 2012 reflected transfers of level 3 assets classified as held for sale related to the firm’s reinsurance business, which were previously included in level 3 “Financial instruments owned, at fair value.”

158	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Transfers out of level 3 of other financial assets during the year ended December 2012 reflected transfers to level 2 of certain insurance receivables primarily due to increased transparency of the mortality inputs used to value these receivables.

Transfers into level 3 of other financial liabilities during the year ended December 2012 primarily reflected transfers from level 2 of certain hybrid financial instruments, principally due to decreased transparency of certain correlation and volatility inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the year ended December 2012 primarily reflected transfers to level 2 of certain hybrid financial instruments, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments, and unobservable inputs no longer being significant to the valuation of other instruments.

	Level 3 Other Financial Assets at Fair Value for the Year Ended December 2011
in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases	Sales	Issuances	Settlements	Net transfers in and/or (out) of level 3	Balance, end of year
Securities purchased under agreements to resell	$ 100	$ 2		$ —		$ 620	$—	$ —	$ (165)	$ —	$ 557

Receivables from customers and counterparties	298	—		54		468	—	—	(25)	—	795
Total	$ 398	$ 2	[1]	$ 54	[1]	$1,088	$—	$ —	$ (190)	$ —	$ 1,352

1.	The aggregate amounts include gains of approximately $54 million and $2 million reported in “Market making” and “Other principal transactions,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Year Ended December 2011
in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end		Purchases	Sales	Issuances	Settlements	Net transfers in and/or (out) of level 3	Balance, end of year
Deposits	$ —	$—		$ —		$ —	$—	$ 13	$ —	$ —	$ 13

Securities sold under agreements to repurchase, at fair value	2,060	—		—		—	—	299	(178)	—	2,181

Other secured financings	8,349	8		3		—	—	483	(4,062)	(3,029)	1,752

Unsecured short-term borrowings	3,476	(15)		(340)		(5)	—	815	(1,080)	443	3,294

Unsecured long-term borrowings	2,104	25		5		—	—	441	(193)	(191)	2,191

Other liabilities and accrued expenses	2,409	—		1,095		5,840	—	—	(348)	—	8,996
Total	$18,398	$18	[1]	$ 763	[1]	$5,835	$—	$2,051	$(5,861)	$(2,777)	$18,427

1.	The aggregate amounts include losses of approximately $766 million, $7 million and $8 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on other financial assets and liabilities at fair value of $709 million for the year ended December 2011 primarily consisted of losses on other liabilities and accrued expenses, primarily attributable to the impact of a change in interest rates on certain insurance liabilities. These losses were primarily offset by gains on unsecured short-term borrowings, primarily reflecting gains on certain equity-linked notes, principally due to a decline in global equity markets.

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

Goldman Sachs 2012 Form 10-K	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gains and Losses on Financial Assets and Financial Liabilities Accounted for at Fair Value Under the Fair Value Option

The table below presents the gains and losses recognized as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities. These gains and losses are included in “Market making” and “Other principal transactions.” The table below also includes gains and losses on the embedded derivative component of hybrid financial instruments included in unsecured short-term borrowings and unsecured long-term borrowings. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid instrument at fair value.

The amounts in the table exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Year Ended December
in millions	2012	2011	2010
Receivables from customers and counterparties [1]	$ 190	$ 97	$ (97)

Other secured financings	(190)	(63)	(227)

Unsecured short-term borrowings [2]	(973)	2,149	(1,455)

Unsecured long-term borrowings [3]	(1,523)	2,336	(1,169)

Other liabilities and accrued expenses [4]	(1,486)	(911)	50

Other [5]	(81)	90	(10)
Total	$(4,063)	$3,698	$(2,908)

1.	Primarily consists of gains/(losses) on certain reinsurance contracts and certain transfers accounted for as receivables rather than purchases.

2.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(814) million, $2.01 billion, and $(1.49) billion as of December 2012, December 2011 and December 2010, respectively.

3.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(887) million, $1.80 billion and $(1.32) billion as of December 2012, December 2011 and December 2010, respectively.

4.	Primarily consists of gains/(losses) on certain insurance contracts.

5.	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned and deposits.

Excluding the gains and losses on the instruments accounted for under the fair value option described above, “Market making” and “Other principal transactions”

primarily represent gains and losses on “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value.”

160	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of December
in millions	2012	2011
Aggregate contractual principal amount of performing loans and long-term receivables in excess of the related fair value	$ 2,742	$ 3,826

Aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due in excess of the related fair value	22,610	23,034
Total [1]	$25,352	$26,860
Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$ 1,832	$ 3,174

1.

The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of December 2012 and December 2011, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $1.99 billion and $2.82 billion, respectively, and the related total contractual amount of these lending commitments was $59.29 billion and $66.12 billion, respectively. See Note 18 for further information about lending commitments.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $115 million and $239 million as of December 2012 and December 2011, respectively. The fair value of unsecured long-term borrowings for which the fair value option was elected exceeded the related aggregate contractual principal amount by $379 million as of December 2012, whereas the aggregate contractual principal amount exceeded the related fair value by $693 million as of December 2011. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $3.07 billion, $(805) million and $1.85 billion for the years ended December 2012, December 2011 and December 2010, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Year Ended December
in millions	2012	2011	2010
Net gains/(losses) including hedges	$(714)	$596	$198

Net gains/(losses) excluding hedges	(800)	714	199

Goldman Sachs 2012 Form 10-K	161

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of December
in millions	2012	2011
Securities purchased under agreements to resell [1]	$141,334	$187,789

Securities borrowed [2]	136,893	153,341

Securities sold under agreements to repurchase [1]	171,807	164,502

Securities loaned [2]	13,765	7,182

1.

Substantially all resale and repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of December 2012 and December 2011, $38.40 billion and $47.62 billion of securities borrowed, and $1.56 billion and $107 million of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no repos to maturity outstanding as of December 2012 or December 2011.

162	Goldman Sachs 2012 Form 10-K

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

Securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution are recorded at fair value under the fair value option. See Note 8 for further information about securities borrowed and loaned accounted for at fair value.

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of December 2012.

As of December 2012 and December 2011, the firm had $8.94 billion and $20.22 billion, respectively, of securities received under resale agreements and securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

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

Other secured financings include arrangements that are nonrecourse. As of December 2012 and December 2011, nonrecourse other secured financings were $1.76 billion and $3.14 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these financings been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of December 2012.

Goldman Sachs 2012 Form 10-K	163

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

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of December 2012			As of December 2011
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$16,504	$6,181	$22,685	$18,519	$ 5,140	$23,659

At amortized cost	34	326	360	155	5,371	5,526

Interest rates [1]	6.18%	0.10%		3.85%	0.22%

Other secured financings (long-term):
At fair value	6,134	1,518	7,652	4,305	2,055	6,360

At amortized cost	577	736	1,313	1,024	795	1,819

Interest rates [1]	2.61%	2.55%		1.88%	3.28%
Total [2]	$23,249	$8,761	$32,010	$24,003	$13,361	$37,364
Amount of other secured financings collateralized by:
Financial instruments [3]	$22,323	$8,442	$30,765	$22,850	$12,274	$35,124

Other assets [4]	926	319	1,245	1,153	1,087	2,240

1.	The weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

2.

Includes $8.68 billion and $9.36 billion related to transfers of financial assets accounted for as financings rather than sales as of December 2012 and December 2011, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $8.92 billion and $9.51 billion as of December 2012 and December 2011, respectively.

3.

Includes $17.24 billion and $14.33 billion of other secured financings collateralized by financial instruments owned, at fair value as of December 2012 and December 2011, respectively, and includes $13.53 billion and $20.79 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of December 2012 and December 2011, respectively.

4.	Primarily real estate and cash.

The table below presents other secured financings by maturity.

in millions	As of December 2012
Other secured financings (short-term)	$23,045

Other secured financings (long-term):
2014	4,957

2015	1,446

2016	869

2017	271

2018-thereafter	1,422
Total other secured financings (long-term)	8,965
Total other secured financings	$32,010

164	Goldman Sachs 2012 Form 10-K

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

	As of December
in millions	2012	2011
Collateral available to be delivered or repledged	$540,949	$622,926

Collateral that was delivered or repledged	397,652	454,604

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

	As of December
in millions	2012	2011
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 67,177	$ 53,989

Did not have the right to deliver or repledge	120,980	110,949

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	2,031	3,444

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

Goldman Sachs 2012 Form 10-K	165

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

	Year Ended December
in millions	2012	2011	2010
Residential mortgages	$33,755	$40,131	$47,803

Commercial mortgages	300	—	1,451

Other financial assets	—	269	12

Total	$34,055	$40,400	$49,266
Cash flows on retained interests	$ 389	$ 569	$ 517

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

	As of December 2012			As of December 2011
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations [1]	$57,685	$4,654	$ —	$70,448	$5,038	$ —

Other residential mortgage-backed [2]	3,656	106	—	4,459	101	3

Commercial mortgage-backed [3]	1,253	1	56	3,398	606	331

CDOs, CLOs and other [4]	8,866	51	331	9,972	32	211
Total [5]	$71,460	$4,812	$387	$88,277	$5,777	$545

1.

Outstanding principal amount and fair value of retained interests primarily relate to securitizations during 2012 and 2011 as of December 2012, and securitizations during 2011 and 2010 as of December 2011.

2.	Outstanding principal amount and fair value of retained interests as of both December 2012 and December 2011 primarily relate to prime and Alt-A securitizations during 2007 and 2006.

3.

As of December 2012, the outstanding principal amount primarily relates to securitizations during 2012 and 2007 and the fair value of retained interests primarily relate to securitizations during 2012. As of December 2011, the outstanding principal amount primarily relates to securitizations during 2010, 2007 and 2006 and the fair value of retained interests primarily relates to securitizations during 2010.

4.	Outstanding principal amount and fair value of retained interests as of both December 2012 and December 2011 primarily relate to CDO and CLO securitizations during 2007 and 2006.

5.

Outstanding principal amount includes $835 million and $774 million as of December 2012 and December 2011, respectively, related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

166	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net asset of $45 million and a net liability of $52 million as of December 2012 and December 2011, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The table below presents the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of December 2012		As of December 2011
	Type of Retained Interests		Type of Retained Interests
$ in millions	Mortgage-Backed	Other [1]	Mortgage-Backed	Other [1]
Fair value of retained interests	$4,761	$ 51	$5,745	$ 32

Weighted average life (years)	8.2	2.0	7.1	4.7

Constant prepayment rate [2]	10.9%	N.M.	14.1%	N.M.

Impact of 10% adverse change [2]	$ (57)	N.M.	$ (55)	N.M.

Impact of 20% adverse change [2]	(110)	N.M.	(108)	N.M.

Discount rate [3]	4.6%	N.M.	5.4%	N.M.

Impact of 10% adverse change	$ (96)	N.M.	$ (125)	N.M.

Impact of 20% adverse change	(180)	N.M.	(240)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of December 2012 and December 2011. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $51 million and $32 million as of December 2012 and December 2011, respectively.

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

Goldman Sachs 2012 Form 10-K	167

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

Real Estate, Credit-Related and Other Investing VIEs. The firm purchases equity and debt securities issued by and makes loans to VIEs that hold real estate, performing and nonperforming debt, distressed loans and equity securities. The firm typically does not sell assets to, or enter into derivatives with, these VIEs.

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

Power-Related VIEs. The firm purchases debt and equity securities issued by, and may provide guarantees to, VIEs that hold power-related assets. The firm typically does not sell assets to, or enter into derivatives with, these VIEs.

Investment Funds. The firm purchases equity securities issued by and may provide guarantees to certain of the investment funds it manages. The firm typically does not sell assets to, or enter into derivatives with, these VIEs.

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

168	Goldman Sachs 2012 Form 10-K

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

Goldman Sachs 2012 Form 10-K	169

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Assets and liabilities held by the firm related to real estate, credit-related and other investing VIEs are primarily included in “Financial instruments owned, at fair value” and in “Financial instruments sold, but not yet purchased, at fair value,” and “Other liabilities and accrued expenses,” respectively.

•

Assets and liabilities held by the firm related to power-related VIEs are primarily included in “Financial instruments owned, at fair value” and “Other assets” and in “Other liabilities and accrued expenses,” respectively.

	Nonconsolidated VIEs
	As of December 2012
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$79,171	[2]	$23,842	$9,244	$3,510	$147	$1,898	$117,812

Carrying Value of the Firm’s Variable Interests
Assets	6,269		1,193	1,801	220	32	4	9,519

Liabilities	—		12	—	30	—	—	42

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	4,761		51	—	—	—	—	4,812

Purchased interests	1,162		659	—	204	—	—	2,025

Commitments and guarantees [1]	—		1	438	—	—	1	440

Derivatives [1]	1,574		6,761	—	952	—	—	9,287

Loans and investments	39		—	1,801	—	32	4	1,876
Total	$ 7,536	[2]	$ 7,472	$2,239	$1,156	$ 32	$ 5	$ 18,440

	Nonconsolidated VIEs
	As of December 2011
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$94,047	[2]	$20,340	$8,974	$4,593	$519	$2,208	$130,681

Carrying Value of the Firm’s Variable Interests
Assets	7,004		911	1,495	352	289	5	10,056

Liabilities	—		63	3	24	2	—	92

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	5,745		32	—	—	—	—	5,777

Purchased interests	962		368	—	333	—	—	1,663

Commitments and guarantees [1]	—		1	373	—	46	—	420

Derivatives [1]	2,469		7,529	—	1,221	—	—	11,219

Loans and investments	82		—	1,495	—	288	5	1,870
Total	$ 9,258	[2]	$ 7,930	$1,868	$1,554	$334	$ 5	$ 20,949

1.

The aggregate amounts include $3.25 billion and $4.17 billion as of December 2012 and December 2011, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $3.57 billion and $1.72 billion, respectively, as of December 2012, and $6.15 billion and $2.62 billion, respectively, as of December 2011, related to CDOs backed by mortgage obligations.

170	Goldman Sachs 2012 Form 10-K

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

	Consolidated VIEs
	As of December 2012
in millions	Real estate, credit-related and other investing	CDOs, mortgage- backed and other asset- backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 236	$107	$ —	$ 343

Cash and securities segregated for regulatory and other purposes	134	—	92	226

Receivables from brokers, dealers and clearing organizations	5	—	—	5

Financial instruments owned, at fair value	2,958	763	124	3,845

Other assets	1,080	—	—	1,080
Total	$4,413	$870	$ 216	$5,499
Liabilities
Other secured financings	$ 594	$699	$ 301	$1,594

Financial instruments sold, but not yet purchased, at fair value	—	107	—	107

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,584	1,584

Unsecured long-term borrowings	4	—	334	338

Other liabilities and accrued expenses	1,478	—	—	1,478
Total	$2,076	$806	$2,219	$5,101

Goldman Sachs 2012 Form 10-K	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Consolidated VIEs
	As of December 2011
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 660	$ 51	$ 1	$ 712

Cash and securities segregated for regulatory and other purposes	139	—	—	139

Receivables from brokers, dealers and clearing organizations	4	—	—	4

Receivables from customers and counterparties	—	16	—	16

Financial instruments owned, at fair value	2,369	352	112	2,833

Other assets	1,552	437	—	1,989
Total	$4,724	$856	$ 113	$5,693
Liabilities
Other secured financings	$1,418	$298	$3,208	$4,924

Payables to customers and counterparties	—	9	—	9

Financial instruments sold, but not yet purchased, at fair value	—	—	2	2

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	185	—	1,941	2,126

Unsecured long-term borrowings	4	—	269	273

Other liabilities and accrued expenses	2,046	40	—	2,086
Total	$3,653	$347	$5,420	$9,420

172	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of December
in millions	2012	2011
Property, leasehold improvements and equipment [1]	$ 8,217	$ 8,697

Goodwill and identifiable intangible assets [2]	5,099	5,468

Income tax-related assets [3]	5,620	5,017

Equity-method investments [4]	453	664

Miscellaneous receivables and other [5]	20,234	3,306
Total	$39,623	$23,152

1.	Net of accumulated depreciation and amortization of $9.05 billion and $8.46 billion as of December 2012 and December 2011, respectively.

2.	Includes $149 million of intangible assets classified as held for sale. See Note 13 for further information about goodwill and identifiable intangible assets.

3.	See Note 24 for further information about income taxes.

4.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.54 billion and $4.17 billion as of December 2012 and December 2011, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

5.	Includes $16.77 billion of assets related to the firm’s reinsurance business which were classified as held for sale as of December 2012.

Assets Held for Sale

In the fourth quarter of 2012, the firm classified its reinsurance business within its Institutional Client Services segment as held for sale. Assets related to this business of $16.92 billion, consisting primarily of available-for-sale securities and separate account assets at fair value, are included in “Other assets.” Liabilities related to the business of $14.62 billion are included in “Other liabilities and accrued expenses.” See Note 8 for further information about insurance-related assets and liabilities held for sale at fair value.

The firm expects to complete the sale of a majority stake in its reinsurance business in 2013 and does not expect to recognize a material gain or loss upon the sale. Upon completion of the sale, the firm will no longer consolidate this business.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment included $6.20 billion and $6.48 billion as of December 2012 and December 2011, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Goldman Sachs 2012 Form 10-K	173

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impairments

As a result of a decline in the market conditions in which certain of the firm’s consolidated investments operate, during 2012 and 2011, the firm tested certain property, leasehold improvements and equipment, intangible assets and other assets for impairment in accordance with ASC 360. The carrying value of these assets exceeded the projected undiscounted cash flows over the estimated remaining useful lives of these assets; as such, the firm determined the assets were impaired and recorded impairment losses. In addition, the firm sold assets during 2012 and 2011 and recognized impairment losses prior to the sale of these assets. These impairment losses represented the excess of the carrying values of these assets over their estimated fair values, which are primarily level 3 measurements, using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to be received from the disposition of certain of these assets.

The impairment losses were approximately $400 million during the year ended December 2012, substantially all of which were included in “Depreciation and amortization” within the firm’s Investing & Lending segment. Impairment losses related to property, leasehold improvements and equipment were approximately $250 million, including approximately $160 million attributable to commodity-related assets. Impairment losses related to intangible and other assets were approximately $150 million, including approximately $80 million attributable to commodity-related assets and approximately $40 million attributable to the firm’s New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights.

The impairment losses were approximately $440 million during the year ended December 2011 (approximately $220 million related to assets classified as held for sale, primarily related to Litton Loan Servicing LP (Litton), approximately $120 million related to commodity-related intangible assets and approximately $100 million related to property, leasehold improvements and equipment), all of which were included in “Depreciation and amortization.” The impairment losses related to commodity-related intangible assets and property, leasehold improvements and equipment were included in the firm’s Investing & Lending segment and the impairment losses related to assets classified as held for sale were principally included in the firm’s Institutional Client Services segment. Litton was sold in the third quarter of 2011 and the firm received total consideration that approximated the firm’s adjusted carrying value for Litton. See Note 18 for further information about the sale of Litton.

174	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of December
in millions	2012	2011
Investment Banking:
Financial Advisory	$ 98	$ 104

Underwriting	183	186

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	284

Equities Client Execution	2,402	2,390

Securities Services	105	117

Investing & Lending	59	147

Investment Management	586	574
Total	$3,702	$3,802

	Identifiable Intangible Assets
	As of December
in millions	2012	2011
Investment Banking:
Financial Advisory	$ 1	$ 4

Underwriting	—	1

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	421	488

Equities Client Execution	565	677

Investing & Lending	281	369

Investment Management	129	127
Total	$1,397	$1,666

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

Goodwill was tested for impairment, using a quantitative test, during the fourth quarter of 2012 and goodwill was not impaired.

To estimate the fair value of each reporting unit, both relative value and residual income valuation techniques are used because the firm believes market participants would use these techniques to value the firm’s reporting units.

Relative value techniques apply average observable price-to-earnings multiples of comparable competitors to certain reporting units’ net earnings. For other reporting units, fair value is estimated using price-to-book multiples based on residual income techniques, which consider a reporting unit’s return on equity in excess of the firm’s cost of equity capital. The net book value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of shareholders’ equity required to support the activities of the reporting unit under guidelines issued by the Basel Committee on Banking Supervision (Basel Committee) in December 2010.

Goldman Sachs 2012 Form 10-K	175

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

		As of December
$ in millions		2012	Weighted Average Remaining Lives (years)	2011
Customer lists	Gross carrying amount	$ 1,099		$ 1,119

	Accumulated amortization	(643)		(593)
	Net carrying amount	456	8	526

Commodities-related intangibles [1]	Gross carrying amount	513		595

	Accumulated amortization	(226)		(237)
	Net carrying amount	287	10	358

Television broadcast royalties	Gross carrying amount	560		560

	Accumulated amortization	(186)		(123)
	Net carrying amount	374	6	437

Insurance-related intangibles [2]	Gross carrying amount	380		292

	Accumulated amortization	(231)		(146)
	Net carrying amount	149	N/A [2]	146

Other [3]	Gross carrying amount	950		950

	Accumulated amortization	(819)		(751)
	Net carrying amount	131	12	199

Total	Gross carrying amount	3,502		3,516

	Accumulated amortization	(2,105)		(1,850)
	Net carrying amount	$ 1,397	8	$ 1,666

1.	Primarily includes commodity-related customer contracts and relationships, permits and access rights.

2.	Primarily related to the firm’s reinsurance business, which is classified as held for sale. See Note 12 for further information.

3.	Primarily includes the firm’s exchange-traded fund lead market maker rights and NYSE DMM rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized (i) over their estimated lives, (ii) based on economic usage for certain commodity-related intangibles or (iii) in proportion to estimated gross profits or premium revenues. Amortization expense for identifiable intangible assets is included in “Depreciation and amortization.”

176	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present amortization expense for identifiable intangible assets for the years ended December 2012, December 2011 and December 2010, and the estimated future amortization expense through 2017 for identifiable intangible assets as of December 2012.

	Year Ended December
in millions	2012	2011	2010
Amortization expense	$338	$389	$520

in millions	As of December 2012
Estimated future amortization expense:
2013	$225

2014	189

2015	157

2016	155

2017	153

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

Note 14.

Deposits

The table below presents deposits held in U.S. and non-U.S. offices, substantially all of which were interest-bearing. Substantially all U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S.

deposits were held at Goldman Sachs Bank (Europe) plc (GS Bank Europe) and Goldman Sachs International Bank (GSIB). On January 18, 2013, GS Bank Europe surrendered its banking license to the Central Bank of Ireland after transferring its deposits to GSIB.

	As of December
in millions	2012		2011
U.S. offices	$62,377		$38,477

Non-U.S. offices	7,747		7,632
Total	$70,124	[1]	$46,109	[1]

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of December 2012
in millions	U.S.		Non-U.S.		Total
2013	$ 5,248		$2,083		$ 7,331

2014	3,866		—		3,866

2015	3,285		—		3,285

2016	1,687		—		1,687

2017	2,377		—		2,377

2018 - thereafter	5,069		—		5,069
Total	$21,532	[2]	$2,083	[3]	$23,615	[1]

1.

Includes $5.10 billion and $4.53 billion as of December 2012 and December 2011, respectively, of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

2.

Includes $44 million greater than $100,000, of which $7 million matures within three months, $24 million matures within three to six months, $8 million matures within six to twelve months, and $5 million matures after twelve months.

3.	Substantially all were greater than $100,000.

As of December 2012, savings and demand deposits, which represent deposits with no stated maturity, were $46.51 billion, which were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges on substantially all of its time deposits for which it has not elected the fair value option. Accordingly, $18.52 billion of time deposits were effectively converted from fixed-rate obligations to floating-rate obligations and were recorded at amounts that generally approximate fair value. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2.

Goldman Sachs 2012 Form 10-K	177

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15.

Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of December
in millions	2012	2011
Other secured financings (short-term)	$23,045	$29,185

Unsecured short-term borrowings	44,304	49,038
Total	$67,349	$78,223

See Note 9 for further information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2012.

The table below presents unsecured short-term borrowings.

	As of December
$ in millions	2012	2011
Current portion of unsecured long-term borrowings [1], [2]	$25,344	$28,836

Hybrid financial instruments	12,295	11,526

Promissory notes	260	1,328

Commercial paper	884	1,491

Other short-term borrowings	5,521	5,857
Total	$44,304	$49,038
Weighted average interest rate [3]	1.57%	1.89%

1.

As of December 2012, no borrowings guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP) were outstanding and the program had expired for new issuances. Includes $8.53 billion as of December 2011, issued by Group Inc. and guaranteed by the FDIC under the TLGP.

2.	Includes $24.65 billion and $27.95 billion as of December 2012 and December 2011, respectively, issued by Group Inc.

3.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

178	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16.

Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of December
in millions	2012	2011
Other secured financings (long-term)	$ 8,965	$ 8,179

Unsecured long-term borrowings	167,305	173,545
Total	$176,270	$181,724

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of December 2012			As of December 2011
in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]
Group Inc.	$ 86,170	$36,207	$122,377	$ 82,396	$38,012	$120,408

Subsidiaries	2,391	662	3,053	1,662	557	2,219

Floating-rate obligations [2]
Group Inc.	17,075	19,227	36,302	19,936	25,878	45,814

Subsidiaries	3,719	1,854	5,573	3,500	1,604	5,104
Total	$109,355	$57,950	$167,305	$107,494	$66,051	$173,545

1.

Interest rates on U.S. dollar-denominated debt ranged from 0.20% to 10.04% (with a weighted average rate of 5.48%) and 0.10% to 10.04% (with a weighted average rate of 5.62%) as of December 2012 and December 2011, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.10% to 14.85% (with a weighted average rate of 4.66%) and 0.85% to 14.85% (with a weighted average rate of 4.75%) as of December 2012 and December 2011, respectively.

2.	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating-rate obligations.

Goldman Sachs 2012 Form 10-K	179

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

•	unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of December 2012
in millions	Group Inc.	Subsidiaries	Total
2014	$ 22,279	$ 496	$ 22,775

2015	20,734	411	21,145

2016	21,717	172	21,889

2017	20,218	494	20,712

2018 - thereafter	73,731	7,053	80,784
Total [1]	$158,679	$8,626	$167,305

1.

Includes $10.51 billion related to interest rate hedges on certain unsecured long-term borrowings, by year of maturity as follows: $564 million in 2014, $536 million in 2015, $1.15 billion in 2016, $1.44 billion in 2017 and $6.82 billion in 2018 and thereafter.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of December 2012 and December 2011. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of less than 2% and a reduction of less than 4% in the carrying value of total unsecured long-term borrowings as of December 2012 and December 2011, respectively. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2012.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of December 2012			As of December 2011
in millions	Group Inc.	Subsidiaries	Total	Group Inc.	Subsidiaries	Total
Fixed-rate obligations
At fair value	$ 28	$ 94	$ 122	$ 10	$ 66	$ 76

At amortized cost [1]	22,500	2,047	24,547	26,839	1,934	28,773

Floating-rate obligations
At fair value	8,166	4,305	12,471	12,903	4,183	17,086

At amortized cost [1]	127,985	2,180	130,165	126,470	1,140	127,610
Total	$158,679	$8,626	$167,305	$166,222	$7,323	$173,545

1.

The weighted average interest rates on the aggregate amounts were 2.47% (5.26% related to fixed-rate obligations and 1.98% related to floating-rate obligations) and 2.59% (5.18% related to fixed-rate obligations and 2.03% related to floating-rate obligations) as of December 2012 and December 2011, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

180	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of

December 2012 and December 2011, subordinated debt had maturities ranging from 2015 to 2038 and 2017 to 2038, respectively. The table below presents subordinated borrowings.

	As of December 2012			As of December 2011
$ in millions	Par Amount	Carrying Amount	Rate [1]	Par Amount	Carrying Amount	Rate [1]
Subordinated debt [2]	$14,409	$17,358	4.24%	$14,310	$17,362	4.39%

Junior subordinated debt	2,835	4,228	3.16%	5,085	6,533	2.43%
Total subordinated borrowings	$17,244	$21,586	4.06%	$19,395	$23,895	3.87%

1.

Weighted average interest rate after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

2.

Par amount and carrying amount of subordinated debt issued by Group Inc. was $13.85 billion and $16.80 billion, respectively, as of December 2012, and $13.75 billion and $16.80 billion, respectively, as of December 2011.

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

Goldman Sachs 2012 Form 10-K	181

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

182	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of December
in millions	2012	2011
Compensation and benefits	$ 8,292	$ 5,701

Insurance-related liabilities [1]	10,274	18,614

Noncontrolling interests [2]	508	1,450

Income tax-related liabilities [3]	2,724	533

Employee interests in consolidated funds	246	305

Subordinated liabilities issued by consolidated VIEs	1,360	1,090

Accrued expenses and other [4]	18,991	4,108
Total	$42,395	$31,801

1.	As of December 2012, certain insurance-related liabilities were classified as held for sale and included within “Accrued expenses and other.” See Note 12 for further information.

2.	Includes $419 million and $1.17 billion related to consolidated investment funds as of December 2012 and December 2011, respectively.

3.	See Note 24 for further information about income taxes.

4.	Includes $14.62 billion of liabilities related to the firm’s reinsurance business which were classified as held for sale as of December 2012. See Note 12 for further information.

The table below presents insurance-related liabilities by type.

	As of December
in millions	2012	2011
Separate account liabilities	$ —	$ 3,296

Liabilities for future benefits and unpaid claims	10,274	14,213

Contract holder account balances	—	835

Reserves for guaranteed minimum death and income benefits	—	270
Total [1]	$10,274	$18,614

1.	As of December 2012, certain insurance-related liabilities were classified as held for sale and included within “Accrued expenses and other.” See Note 12 for further information.
Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. As of December 2011, separate account assets were included in “Cash and securities segregated for regulatory and other purposes.”

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.30 billion as of December 2011 related to such reinsurance contracts, which was reported in “Receivables from customers and counterparties.” In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $648 million as of December 2011 related to such reinsurance contracts, which was reported in “Receivables from customers and counterparties.” Contracts to cede risks to reinsurers do not relieve the firm of its obligations to contract holders. Liabilities for future benefits and unpaid claims include $10.27 billion and $8.75 billion carried at fair value under the fair value option as of December 2012 and December 2011, respectively.

Contract holder account balances primarily include fixed annuities under reinsurance contracts.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are based on total payments expected to be made less total fees expected to be assessed over the life of the contract. As of December 2011, such reserves were related to $5.52 billion of contract holder account balances. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.51 billion as of December 2011. The weighted average attained age of these contract holders was 69 years as of December 2011.

Goldman Sachs 2012 Form 10-K	183

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of December 2012				Total Commitments as of December
in millions	2013	2014- 2015	2016- 2017	2018- Thereafter	2012	2011
Commitments to extend credit [1]
Commercial lending: [2]
Investment-grade	$ 7,765	$11,632	$33,620	$ 719	$ 53,736	$ 51,281

Non-investment-grade	2,114	4,462	9,833	4,693	21,102	14,217

Warehouse financing	556	228	—	—	784	247
Total commitments to extend credit	10,435	16,322	43,453	5,412	75,622	65,745

Contingent and forward starting resale and securities borrowing agreements [3]	47,599	—	—	—	47,599	54,522

Forward starting repurchase and secured lending agreements [3]	6,144	—	—	—	6,144	17,964

Letters of credit [4]	614	160	—	15	789	1,353

Investment commitments	1,378	2,174	258	3,529	7,339	9,118

Other	4,471	53	31	69	4,624	5,342
Total commitments	$70,641	$18,709	$43,742	$9,025	$142,117	$154,044

1.	Commitments to extend credit are presented net of amounts syndicated to third parties.

2.	Includes commitments associated with the former William Street credit extension program.

3.	These agreements generally settle within three business days.

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

As of December 2012, approximately $16.09 billion of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. As of December 2012, the carrying value and the estimated fair value of such lending commitments were liabilities of $63 million and $523 million, respectively. As these lending commitments are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of December 2012.

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

184	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $32.41 billion and $31.94 billion as of December 2012 and December 2011, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $300 million of protection had been provided as of both December 2012 and December 2011. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $872 million and $1.62 billion as of December 2012 and December 2011, respectively, related to real estate private investments and $6.47 billion and $7.50 billion as of December 2012 and December 2011, respectively, related to corporate and other private investments. Of these amounts, $6.21 billion and $8.38 billion as of December 2012 and December 2011, respectively, relate to commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

in millions	As of December 2012
2013	$ 439

2014	407

2015	345

2016	317

2017	306

2018 - thereafter	1,375
Total	$3,189

Rent charged to operating expense for the years ended December 2012, December 2011 and December 2010 was $374 million, $475 million and $508 million, respectively.

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

Goldman Sachs 2012 Form 10-K	185

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of December 2012 and December 2011, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $35 billion and $42 billion, respectively. This amount reflects paydowns and cumulative losses of approximately $90 billion ($20 billion of which are cumulative losses) as of December 2012 and approximately $83 billion ($17 billion of which are cumulative losses) as of December 2011. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $540 million and total paydowns and cumulative losses of $1.52 billion ($508 million of which are cumulative losses) as of December 2012, and an outstanding principal balance of $635 million and total paydowns and cumulative losses of $1.42 billion ($465 million of which are cumulative losses) as of December 2011, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations, from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During the years ended December 2012 and December 2011, the firm repurchased loans with an unpaid principal balance of less than $10 million. The loss related to the repurchase of these loans was not material for the years ended December 2012 and December 2011.

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

186	Goldman Sachs 2012 Form 10-K

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims relating to these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of December 2012, the firm had not received material claims with respect to these indemnities and had not made material payments in connection with these claims.

The firm further agreed to provide indemnities to Ocwen not subject to a cap, which primarily relate to potential liabilities constituting fines or civil monetary penalties which could be imposed in settlements with certain terms with U.S. states’ attorneys general or in consent orders with certain terms with the Federal Reserve, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the FDIC or the New York State Department of Financial Services, in each case relating to Litton’s foreclosure and servicing practices while it was owned by the firm. The firm has entered into a settlement in principle with the Board of Governors of the Federal Reserve System (Federal Reserve Board) relating to foreclosure and servicing matters as described below.

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

On September 1, 2011, Group Inc. and GS Bank USA entered into a Consent Order (the Order) with the Federal Reserve Board relating to the servicing of residential mortgage loans. The terms of the Order were substantially similar and, in many respects, identical to the orders entered into with the Federal Reserve Board by other large U.S. financial institutions. The Order set forth various allegations of improper conduct in servicing by Litton, requires that Group Inc. and GS Bank USA cease and desist such conduct, and required that Group Inc. and GS Bank USA, and their boards of directors, take various affirmative steps. The Order required (i) Group Inc. and GS Bank USA to engage a third-party consultant to conduct a review of certain foreclosure actions or proceedings that occurred or were pending between January 1, 2009 and December 31, 2010; (ii) the adoption of policies and procedures related to management of third parties used to outsource residential mortgage servicing, loss mitigation or foreclosure; (iii) a “validation report” from an independent third-party consultant regarding compliance with the Order for the first year; and (iv) submission of quarterly progress reports as to compliance with the Order by the boards of directors (or committees thereof) of Group Inc. and GS Bank USA.

Goldman Sachs 2012 Form 10-K	187

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On January 16, 2013, Group Inc. and GS Bank USA entered into a settlement in principle with the Federal Reserve Board relating to the servicing of residential mortgage loans and foreclosure processing. This settlement in principle, amends the Order which is described above, provides for the termination of the independent foreclosure review under the Order and calls for Group Inc. and GS Bank USA collectively to: (i) make cash payments into a settlement fund for distribution to eligible borrowers; and (ii) provide other assistance for foreclosure prevention and loss mitigation over the next two years. The other provisions of the Order will remain in effect. The firm’s reserves for legal and regulatory matters as of December 2012 include provisions relating to this settlement.

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

188	Goldman Sachs 2012 Form 10-K

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

	As of December 2012
		Maximum Payout/Notional Amount by Period of Expiration
in millions	Carrying Value of Net Liability	2013	2014- 2015	2016- 2017	2018- Thereafter	Total
Derivatives [1]	$8,581	$339,460	$213,012	$49,413	$61,264	$663,149

Securities lending indemnifications [2]	—	27,123	—	—	—	27,123

Other financial guarantees [3]	152	904	442	1,195	938	3,479

1.

These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore these amounts do not reflect the firm’s overall risk related to its derivative activities. As of December 2011, the carrying value of the net liability related to derivative guarantees was $11.88 billion.

2.

Collateral held by the lenders in connection with securities lending indemnifications was $27.89 billion as of December 2012. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

3.

Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments. As of December 2011, the carrying value of the net liability related to other financial guarantees was $205 million.

Goldman Sachs 2012 Form 10-K	189

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of December 2012 and December 2011.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of December 2012 and December 2011.

190	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Guarantees of Subsidiaries. Group Inc. fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm.

Group Inc. has guaranteed the payment obligations of Goldman, Sachs & Co. (GS&Co.), GS Bank USA and Goldman Sachs Execution & Clearing, L.P. (GSEC), subject to certain exceptions.

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

Note 19.

Shareholders’ Equity

Common Equity

Dividends declared per common share were $1.77 in 2012, $1.40 in 2011 and $1.40 in 2010. On January 15, 2013, Group Inc. declared a dividend of $0.50 per common share to be paid on March 28, 2013 to common shareholders of record on February 28, 2013.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital positions (i.e., comparisons of the firm’s desired level and composition of capital to its actual level and composition of capital), but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Any repurchase of the firm’s common stock requires approval by the Federal Reserve Board.

During 2012, 2011 and 2010, the firm repurchased 42.0 million shares, 47.0 million shares and 25.3 million shares of its common stock at an average cost per share of $110.31, $128.33 and $164.48, for a total cost of $4.64 billion, $6.04 billion and $4.16 billion, respectively, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel restricted stock units (RSUs) to satisfy minimum statutory employee tax withholding requirements. Under these plans, during 2012, 2011 and 2010, employees remitted 33,477 shares, 75,517 shares and 164,172 shares with a total value of $3 million, $12 million and $25 million, and the firm cancelled 12.7 million, 12.0 million and 6.2 million of RSUs with a total value of $1.44 billion, $1.91 billion and $972 million, respectively.

Goldman Sachs 2012 Form 10-K	191

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Preferred Equity

The table below presents perpetual preferred stock issued and outstanding as of December 2012.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Dividend Rate	Redemption Value (in millions)
A	50,000	30,000	29,999	3 month LIBOR + 0.75%, with floor of 3.75% per annum	$ 750

B	50,000	32,000	32,000	6.20% per annum	800

C	25,000	8,000	8,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	200

D	60,000	54,000	53,999	3 month LIBOR + 0.67%, with floor of 4.00% per annum	1,350

E	17,500	17,500	17,500	3 month LIBOR + 0.77%, with floor of 4.00% per annum	1,750

F	5,000	5,000	5,000	3 month LIBOR + 0.77%, with floor of 4.00% per annum	500

I	34,500	34,000	34,000	5.95% per annum	850
	242,000	180,500	180,498		$6,200

Each share of non-cumulative Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option, subject to the approval of the Federal Reserve Board, at a redemption price equal to $25,000 plus declared and unpaid dividends. On October 24, 2012, Group Inc. issued 34,000 shares of non-cumulative Series I Preferred Stock, par value $0.01 per share. Each share of Series I Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option beginning November 10, 2017, subject to the approval of the Federal Reserve Board, at a redemption price equal to $25,000 plus accrued and unpaid dividends.

In 2007, the Board of Directors of Group Inc. (Board) authorized 17,500 shares of Series E Preferred Stock, and 5,000 shares of Series F Preferred Stock, in connection with the APEX Trusts. On June 1, 2012, Group Inc. issued 17,500 shares of Series E Preferred Stock to Goldman Sachs Capital II pursuant to the stock purchase contracts held by Goldman Sachs Capital II. On September 4, 2012, Group

Inc. issued 5,000 shares of Series F Preferred Stock to Goldman Sachs Capital III pursuant to the stock purchase contracts held by Goldman Sachs Capital III. Each share of Series E and Series F Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $100,000 and is redeemable at the option of the firm at any time subject to approval from the Federal Reserve Board and to certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics, at a redemption price equal to $100,000 plus declared and unpaid dividends. See Note 16 for further information about the APEX Trusts.

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

192	Goldman Sachs 2012 Form 10-K

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

On January 9, 2013, Group Inc. declared dividends of $234.38, $387.50, $250.00, $250.00 and $437.99 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series I Preferred Stock, respectively, to be paid on February 11, 2013 to preferred shareholders of record on January 27, 2013. In addition, the firm declared dividends of $977.78 per each share of Series E Preferred Stock and Series F Preferred Stock, to be paid on March 1, 2013 to preferred shareholders of record on February 14, 2013.

The table below presents preferred dividends declared on preferred stock.

	Year Ended December
	2012		2011		2010
	per share	in millions	per share	in millions	per share	in millions
Series A	$ 960.94	$ 29	$ 950.51	$ 28	$ 950.51	$ 28

Series B	1,550.00	50	1,550.00	50	1,550.00	50

Series C	1,025.01	8	1,013.90	8	1,013.90	8

Series D	1,025.01	55	1,013.90	55	1,013.90	55

Series E	2,055.56	36	—	—	—	—

Series F	1,000.00	5	—	—	—	—

Series G [1]	—	—	2,500.00	125	10,000.00	500
Total		$183		$266		$641

1.	Amount for the year ended December 2011 excludes preferred dividends related to the redemption of the firm’s Series G Preferred Stock.

Accumulated Other Comprehensive Income/(Loss)

The tables below present accumulated other comprehensive income/(loss) by type.

	As of December 2012
in millions	Currency translation adjustment, net of tax	Pension and postretirement liability adjustments, net of tax	Net unrealized gains/(losses) on available-for-sale securities, net of tax		Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(225)	$(374)	$ 83		$(516)

Other comprehensive income/(loss)	(89)	168	244		323
Balance, end of year	$(314)	$(206)	$327	[1]	$(193)

	As of December 2011
in millions	Currency translation adjustment, net of tax	Pension and postretirement liability adjustments, net of tax	Net unrealized gains/(losses) on available-for-sale securities, net of tax		Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(170)	$(229)	$113		$(286)

Other comprehensive loss	(55)	(145)	(30)		(230)
Balance, end of year	$(225)	$(374)	$ 83	[1]	$(516)

1.	Substantially all consists of net unrealized gains on securities held by the firm’s insurance subsidiaries as of both December 2012 and December 2011.

Goldman Sachs 2012 Form 10-K	193

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20.

Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999. As a bank holding company, the firm is subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s risk-based capital requirements (which are based on the ‘Basel 1’ Capital Accord of the Basel Committee). These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). The firm’s U.S. bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements.

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

The table below presents information regarding Group Inc.’s regulatory capital ratios.

	As of December
$ in millions	2012	2011
Tier 1 capital	$ 66,977	$ 63,262

Tier 2 capital	$ 13,429	$ 13,881

Total capital	$ 80,406	$ 77,143

Risk-weighted assets	$399,928	$457,027

Tier 1 capital ratio	16.7%	13.8%

Total capital ratio	20.1%	16.9%

Tier 1 leverage ratio	7.3%	7.0%

RWAs under the Federal Reserve Board’s risk-based capital requirements are calculated based on the amount of market risk and credit risk. RWAs for market risk are determined by reference to the firm’s Value-at-Risk (VaR) model, supplemented by other measures to capture risks not reflected in the firm’s VaR model. Credit risk for on-balance sheet assets is based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional amount of each trade. All such assets and exposures are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or a qualifying securities firm or other entity (or if collateral is held, depending on the nature of the collateral).

Tier 1 leverage ratio is defined as Tier 1 capital under Basel 1 divided by average adjusted total assets (which includes adjustments for disallowed goodwill and intangible assets, and the carrying value of equity investments in non-financial companies that are subject to deductions from Tier 1 capital).

194	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Regulatory Reform

Changes to the market risk capital rules of the U.S. federal bank regulatory agencies (the Agencies) became effective on January 1, 2013. These changes require the addition of several new model-based capital requirements, as well as an increase in capital requirements for securitization positions, and are designed to implement the new market risk framework of the Basel Committee, as well as the prohibition on the use of external credit ratings, as required by the Dodd-Frank Act. This revised market risk framework is a significant part of the regulatory capital changes that will ultimately be included in the firm’s capital ratios under the guidelines issued by the Basel Committee in December 2010 (Basel 3). These changes resulted in increased regulatory capital requirements for market risk, and will be reflected in all of the firm’s Basel-based capital ratios for periods beginning on or after January 1, 2013.

The firm is currently working to implement the requirements set out in the Agencies’ Risk-Based Capital Standards: Advanced Capital Adequacy Framework — Basel 2, as applicable to Group Inc. as a bank holding company and as an advanced approach banking organization (Basel 2). These requirements are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee. Basel 2, among other things, revises the regulatory capital framework for credit risk, equity investments, and introduces a new operational risk capital requirement. The firm will adopt Basel 2 once approved to do so by regulators. The firm’s capital adequacy ratio will also be impacted by the further changes outlined below under Basel 3 and provisions of the Dodd-Frank Act.

The “Collins Amendment” of the Dodd-Frank Act requires advanced approach banking organizations to continue, upon adoption of Basel 2, to calculate risk-based capital ratios under both Basel 2 and Basel 1. For each of the Tier 1 and Total capital ratios, the lower of the Basel 1 and Basel 2 ratios calculated will be used to determine whether such advanced approach banking organizations meet their minimum risk-based capital requirements. Furthermore, the June 2012 proposals described below include provisions which, if enacted as proposed, would modify these minimum risk-based capital requirements.

In June 2012, the Agencies proposed further modifications to their capital adequacy regulations to address aspects of both the Dodd-Frank Act and Basel 3. If enacted as proposed, the most significant changes that would impact the firm include (i) revisions to the definition of Tier 1 capital, including new deductions from Tier 1 capital, (ii) higher minimum capital and leverage ratios, (iii) a new minimum ratio of Tier 1 common equity to RWAs, (iv) new capital conservation and counter-cyclical capital buffers, (v) an additional leverage ratio that includes measures of off-balance sheet exposures, (vi) revisions to the methodology for calculating RWAs, particularly for credit risk capital requirements for derivatives and (vii) a new “standardized approach” to the calculation of RWAs that would replace the Federal Reserve’s current Basel 1 risk-based capital framework in 2015, including for purposes of calculating the requisite capital floor under the Collins Amendment. In November 2012, the Agencies announced that the proposed effective date of January 1, 2013 for these modifications would be deferred, but have not indicated a revised effective date. These proposals incorporate the phase-out of Tier 1 capital treatment for the firm’s junior subordinated debt issued to trusts; such capital would instead be eligible as Tier 2 capital under the proposals. Under the Collins Amendment, this phase-out was scheduled to begin on January 1, 2013. Due to the aforementioned deferral of the effective date of the proposed capital rules, however, the application of this phase-out remains uncertain at this time.

Goldman Sachs 2012 Form 10-K	195

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In November 2011, the Basel Committee published its final provisions for assessing the global systemic importance of banking institutions and the range of additional Tier 1 common equity that should be maintained by banking institutions deemed to be globally systemically important. The additional capital for these institutions would initially range from 1% to 2.5% of Tier 1 common equity and could be as much as 3.5% for a banking institution that increases its systemic footprint (e.g., by increasing total assets). In November 2012, the Financial Stability Board (established at the direction of the leaders of the Group of 20) indicated that the firm, based on its 2011 financial data, would be required to hold an additional 1.5% of Tier 1 common equity as a globally systemically important banking institution under the Basel Committee’s methodology. The final determination of the amount of additional Tier 1 common equity that the firm will be required to hold will be based on the firm’s 2013 financial data and the manner and timing of the U.S. banking regulators’ implementation of the Basel Committee’s methodology. The Basel Committee indicated that globally systemically important banking institutions will be required to meet the capital surcharges on a phased-in basis from 2016 through 2019.

In October 2012, the Basel Committee published its final provisions for calculating incremental capital requirements for domestic systemically important banking institutions. The provisions are complementary to the framework outlined above for global systemically important banking institutions, but are more principles-based in order to provide an appropriate degree of national discretion. The impact of these provisions on the regulatory capital requirements of GS Bank USA and the firm’s other subsidiaries, including Goldman Sachs International (GSI), will depend on how they are implemented by the banking and non-banking regulators in the United States and other jurisdictions.

The Basel Committee has released other consultation papers that may result in further changes to the regulatory capital requirements, including a “Fundamental Review of the Trading Book.” and “Revisions to the Basel Securitization Framework.” The full impact of these developments on the firm will not be known with certainty until after any resulting rules are finalized.

The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers and major security-based swap participants. The firm has registered certain subsidiaries as “swap dealers” under the U.S. Commodity Futures Trading Commission (CFTC) rules, including GS&Co., GS Bank USA, GSI and J. Aron & Company. These entities and other entities that would require registration under the CFTC or SEC rules will be subject to regulatory capital requirements, which have not yet been finalized by the CFTC and SEC.

The interaction among the Dodd-Frank Act, other reform initiatives contemplated by the Agencies, the Basel Committee’s proposed and announced changes and other proposed or announced changes from other governmental entities and regulators (including the European Union (EU) and the U.K.’s Financial Services Authority (FSA)) adds further uncertainty to the firm’s future capital and liquidity requirements and those of the firm’s subsidiaries.

196	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Bank Subsidiaries

GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital requirements currently applicable to state member banks, which are based on Basel 1 as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. Under the regulatory framework for prompt corrective action that is applicable to GS Bank USA, in order to be considered a “well-capitalized” depository institution, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. GS Bank USA has agreed with the Federal Reserve Board to maintain minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. As noted in the table below, GS Bank USA was in compliance with these minimum capital requirements as of December 2012 and December 2011.

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel 1 as implemented by the Federal Reserve Board.

	As of December
$ in millions	2012	2011
Tier 1 capital	$ 20,704	$ 19,251

Tier 2 capital	$ 39	$ 6

Total capital	$ 20,743	$ 19,257

Risk-weighted assets	$109,669	$112,824

Tier 1 capital ratio	18.9%	17.1%

Total capital ratio	18.9%	17.1%

Tier 1 leverage ratio	17.6%	18.5%

Effective January 1, 2013, GS Bank USA implemented the revised market risk regulatory framework outlined above. These changes resulted in increased regulatory capital requirements for market risk, and will be reflected in all of GS Bank USA’s Basel-based capital ratios for periods beginning on or after January 1, 2013.

GS Bank USA is also currently working to implement the Basel 2 framework, as implemented by the Federal Reserve Board. GS Bank USA will adopt Basel 2 once approved to do so by regulators.

In addition, the capital requirements for GS Bank USA are expected to be impacted by the June 2012 proposed modifications to the Agencies’ capital adequacy regulations outlined above, including the requirements of a floor to the advanced risk-based capital ratios. If enacted as proposed, these proposals would also change the regulatory framework for prompt corrective action that is applicable to GS Bank USA by, among other things, introducing a common equity Tier 1 ratio requirement, increasing the minimum Tier 1 capital ratio requirement and introducing a supplementary leverage ratio as a component of the prompt corrective action analysis. GS Bank USA will also be impacted by aspects of the Dodd-Frank Act, including new stress tests.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution held at the Federal Reserve Bank was approximately $58.67 billion and $40.06 billion as of December 2012 and December 2011, respectively, which exceeded required reserve amounts by $58.59 billion and $39.51 billion as of December 2012 and December 2011, respectively.

Transactions between GS Bank USA and its subsidiaries and Group Inc. and its subsidiaries and affiliates (other than, generally, subsidiaries of GS Bank USA) are regulated by the Federal Reserve Board. These regulations generally limit the types and amounts of transactions (including credit extensions from GS Bank USA) that may take place and generally require those transactions to be on market terms or better to GS Bank USA.

The firm’s principal non-U.S. bank subsidiaries include GSIB, a wholly-owned credit institution, regulated by the FSA, and GS Bank Europe, a wholly-owned credit institution, regulated by the Central Bank of Ireland, which are both subject to minimum capital requirements. As of December 2012 and December 2011, GSIB and GS Bank Europe were both in compliance with all regulatory capital requirements. On January 18, 2013, GS Bank Europe surrendered its banking license to the Central Bank of Ireland after transferring its deposits to GSIB.

Goldman Sachs 2012 Form 10-K	197

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Broker-Dealer Subsidiaries

The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and GSEC. GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the CFTC, Chicago Mercantile Exchange, the Financial Industry Regulatory Authority, Inc. (FINRA) and the National Futures Association. Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1.

As of December 2012 and December 2011, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $14.12 billion and $11.24 billion, respectively, which exceeded the amount required by $12.42 billion and $9.34 billion, respectively. As of December 2012 and December 2011, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $2.02 billion and $2.10 billion, respectively, which exceeded the amount required by $1.92 billion and $2.00 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of December 2012 and December 2011, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Insurance Subsidiaries

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the FSA and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of December 2012 and December 2011.

Other Non-U.S. Regulated Subsidiaries

The firm’s principal non-U.S. regulated subsidiaries include GSI and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements imposed by the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of December 2012 and December 2011, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 2012 and December 2011, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of December 2012 and December 2011, Group Inc. was required to maintain approximately $31.01 billion and $25.53 billion, respectively, of minimum equity capital in these regulated subsidiaries. This minimum equity capital requirement includes certain restrictions imposed by federal and state laws as to the payment of dividends to Group Inc. by its regulated subsidiaries. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

198	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21.

Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and RSUs for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable for stock warrants and options and for RSUs for which future service is required as a condition to the delivery of the underlying common stock.

The table below presents the computations of basic and diluted EPS.

	Year Ended December
in millions, except per share amounts	2012	2011	2010
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$7,292	$2,510	$7,713
Denominator for basic EPS — weighted average number of common shares	496.2	524.6	542.0

Effect of dilutive securities:
RSUs	11.3	14.6	15.0

Stock options and warrants	8.6	17.7	28.3
Dilutive potential common shares	19.9	32.3	43.3
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	516.1	556.9	585.3
Basic EPS	$14.63	$ 4.71	$14.15

Diluted EPS	14.13	4.51	13.18

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.07 for both the years ended December 2012 and December 2011, and $0.08 for the year ended December 2010.

The diluted EPS computations in the table above do not include the following:

	Year Ended December
in millions	2012	2011	2010
Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	52.4	9.2	6.2

Goldman Sachs 2012 Form 10-K	199

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

	Year Ended December
in millions	2012	2011	2010
Fees earned from affiliated funds	$2,935	$2,789	$2,882

	As of December
in millions	2012	2011
Fees receivable from funds	$ 704	$ 721

Aggregate carrying value of interests in funds	14,725	14,960

As of December 2012 and December 2011, the firm had outstanding loans and guarantees to certain of its funds of $582 million and $289 million, respectively, which are collateralized by certain fund assets. These amounts relate primarily to certain real estate funds for which the firm voluntarily provided financial support to alleviate liquidity constraints during the financial crisis and, more recently, to enable them to fund investment opportunities. As of December 2012 and December 2011, the firm had no outstanding commitments to extend credit to these funds.

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

200	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23.

Interest Income and Interest Expense

Interest income is recorded on an accrual basis based on contractual interest rates. The table below presents the sources of interest income and interest expense.

	Year Ended December
in millions	2012	2011	2010
Interest income
Deposits with banks	$ 156	$ 125	$ 86

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	(77)	666	540

Financial instruments owned, at fair value	9,817	10,718	10,346

Other interest [2]	1,485	1,665	1,337
Total interest income	11,381	13,174	12,309
Interest expense
Deposits	399	280	304

Securities loaned and securities sold under agreements to repurchase	822	905	708

Financial instruments sold, but not yet purchased, at fair value	2,438	2,464	1,859

Short-term borrowings [3]	581	526	453

Long-term borrowings [3]	3,736	3,439	3,155

Other interest [4]	(475)	368	327
Total interest expense	7,501	7,982	6,806
Net interest income	$ 3,880	$ 5,192	$ 5,503

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

Goldman Sachs 2012 Form 10-K	201

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

	Year Ended December
in millions	2012	2011	2010
Current taxes
U.S. federal	$3,013	$ 405	$1,791

State and local	628	392	325

Non-U.S.	447	204	1,083
Total current tax expense	4,088	1,001	3,199
Deferred taxes
U.S. federal	(643)	683	1,516

State and local	38	24	162

Non-U.S.	249	19	(339)
Total deferred tax (benefit)/expense	(356)	726	1,339
Provision for taxes	$3,732	$1,727	$4,538

	Year Ended December
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

State and local taxes, net of U.S. federal income tax effects	3.8	4.4	2.5

Tax credits	(1.0)	(1.6)	(0.7)

Non-U.S. operations	(4.8)	(6.7)	(2.3)

Tax-exempt income, including dividends	(0.5)	(2.4)	(1.0)

Other	0.8	(0.7)	1.7 [1]
Effective income tax rate	33.3%	28.0%	35.2%

1.	Primarily includes the effect of the SEC settlement of $550 million, substantially all of which is non-deductible.

202	Goldman Sachs 2012 Form 10-K

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

The table below presents the significant components of deferred tax assets and liabilities.

	As of December
in millions	2012	2011
Deferred tax assets
Compensation and benefits	$2,447	$3,126

Unrealized losses	1,477	849

ASC 740 asset related to unrecognized tax benefits	685	569

Non-U.S. operations	965	662

Foreign tax credits	—	12

Net operating losses	222	213

Occupancy-related	119	110

Other comprehensive income-related	114	168

Other, net	435	581
	6,464	6,290

Valuation allowance [1]	(168)	(65)
Total deferred tax assets [2]	$6,296	$6,225
Depreciation and amortization	1,230	1,959

Other comprehensive income-related	85	36
Total deferred tax liabilities [2]	$1,315	$1,995

1.	Relates primarily to the ability to utilize losses in various tax jurisdictions.

2.	Before netting within tax jurisdictions.

The firm has recorded deferred tax assets of $222 million and $213 million as of December 2012 and December 2011, respectively, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $60 million and $59 million as of December 2012 and December 2011, respectively, related to these net operating loss carryforwards. As of December 2012, the U.S. federal and foreign net operating loss carryforwards were $39 million and $640 million, respectively. If not utilized, the U.S. federal net operating loss carryforward will begin to expire in 2026. The foreign net operating loss carryforwards can be carried forward indefinitely. State and local net operating loss carryforwards of $1.19 billion will begin to expire in 2013. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. The firm had foreign tax credit carryforwards of $0 and $12 million as of December 2012 and December 2011, respectively. The firm recorded a related net deferred income tax asset of $0 and $6 million as of December 2012 and December 2011, respectively.

The firm had capital loss carryforwards of $0 and $6 million as of December 2012 and December 2011, respectively. The firm recorded a related net deferred income tax asset of $0 and $2 million as of December 2012 and December 2011, respectively.

The valuation allowance increased by $103 million and $15 million during 2012 and 2011, respectively. The increase in 2012 was primarily due to the acquisition of deferred tax assets considered more likely than not to be unrealizable. The increase in 2011 was due to losses considered more likely than not to expire unused.

Goldman Sachs 2012 Form 10-K	203

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of December 2012 and December 2011, this policy resulted in an unrecognized net deferred tax liability of $3.75 billion and $3.32 billion, respectively, attributable to reinvested earnings of $21.69 billion and $20.63 billion, respectively.

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

As of December 2012 and December 2011, the accrued liability for interest expense related to income tax matters and income tax penalties was $374 million and $233 million, respectively. The firm recognized $95 million, $21 million and $28 million of interest and income tax penalties for the years ended December 2012, December 2011 and December 2010, respectively. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2012 due to potential audit settlements, however, at this time it is not possible to estimate any potential change.

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in “Other liabilities and accrued expenses.” See Note 17 for further information.

	As of December
in millions	2012	2011	2010
Balance, beginning of year	$1,887	$2,081	$1,925

Increases based on tax positions related to the current year	190	171	171

Increases based on tax positions related to prior years	336	278	162

Decreases related to tax positions of prior years	(109)	(41)	(104)

Decreases related to settlements	(35)	(638)	(128)

Acquisitions/(dispositions)	(47)	47	56

Exchange rate fluctuations	15	(11)	(1)
Balance, end of year	$2,237	$1,887	$2,081
Related deferred income tax asset [1]	685	569	972

Net unrecognized tax benefit [2]	$1,552	$1,318	$1,109

1.	Included in “Other assets.” See Note 12.

2.	If recognized, the net tax benefit would reduce the firm’s effective income tax rate.

204	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Regulatory Tax Examinations

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong, Korea and various states, such as New York. The tax years under examination vary by jurisdiction. The firm believes that during 2013, certain audits have a reasonable possibility of being completed. The firm does not expect completion of these audits to have a material impact on the firm’s financial condition but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of December 2012
U.S. Federal [1]	2005

New York State and City [2]	2004

United Kingdom	2007

Japan [3]	2008

Hong Kong	2005

Korea	2008

1.

IRS examination of fiscal 2008 through calendar 2010 began during 2011. IRS examination of fiscal 2005, 2006 and 2007 began during 2008. IRS examination of fiscal 2003 and 2004 has been completed, but the liabilities for those years are not yet final. The firm anticipates that the audits of fiscal 2005 through calendar 2010 should be completed during 2013, and the audits of 2011 through 2012 should begin in 2013.

2.	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

3.	Japan National Tax Agency examination of fiscal 2005 through 2009 began in 2010. The examinations have been completed, but the liabilities for 2008 and 2009 are not yet final.

All years subsequent to the above remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

In January 2013, the firm was accepted into the Compliance Assurance Process program by the IRS. This program will allow the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. The 2013 tax year will be the first year examined under the program.

Note 25.

Business Segments

The firm reports its activities in the following four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management.

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

The firm allocates assets (including allocations of excess liquidity and cash, secured client financing and other assets), revenues and expenses among the four reportable business segments. Due to the integrated nature of these segments, estimates and judgments are made in allocating certain assets, revenues and expenses. Transactions between segments are based on specific criteria or approximate third-party rates. Total operating expenses include corporate items that have not been allocated to individual business segments. The allocation process is based on the manner in which management currently views the performance of the segments.

Goldman Sachs 2012 Form 10-K	205

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The segment information presented in the table below is prepared according to the following methodologies:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

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

		For the Years Ended or as of December
in millions		2012	2011	2010
Investment Banking	Net revenues	$ 4,926	$ 4,355	$ 4,810

	Operating expenses	3,330	2,995	3,459
	Pre-tax earnings	$ 1,596	$ 1,360	$ 1,351
	Segment assets	$ 1,712	$ 1,983	$ 1,870
Institutional Client Services	Net revenues [1]	$ 18,124	$ 17,280	$ 21,796

	Operating expenses	12,480	12,837	14,994
	Pre-tax earnings	$ 5,644	$ 4,443	$ 6,802
	Segment assets	$825,496	$813,660	$799,775
Investing & Lending	Net revenues	$ 5,891	$ 2,142	$ 7,541

	Operating expenses	2,666	2,673	3,361
	Pre-tax earnings/(loss)	$ 3,225	$ (531)	$ 4,180
	Segment assets	$ 98,600	$ 94,330	$ 95,373
Investment Management	Net revenues	$ 5,222	$ 5,034	$ 5,014

	Operating expenses	4,294	4,020	4,082
	Pre-tax earnings	$ 928	$ 1,014	$ 932
	Segment assets	$ 12,747	$ 13,252	$ 14,314
Total	Net revenues	$ 34,163	$ 28,811	$ 39,161

	Operating expenses	22,956	22,642	26,269
	Pre-tax earnings	$ 11,207	$ 6,169	$ 12,892
	Total assets	$938,555	$923,225	$911,332

1.

Includes $121 million, $115 million and $111 million for the years ended December 2012, December 2011 and December 2010, respectively, of realized gains on available-for-sale securities held in the firm’s reinsurance subsidiaries.

Total operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•	charitable contributions of $169 million, $103 million and $345 million for the years ended December 2012, December 2011 and December 2010, respectively; and

•

real estate-related exit costs of $17 million, $14 million and $28 million for the years ended December 2012, December 2011 and December 2010, respectively. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the consolidated statements of earnings.

Operating expenses related to net provisions for litigation and regulatory proceedings, previously not allocated to the firm’s segments, have now been allocated. This allocation is consistent with the manner in which management currently views the performance of the firm’s segments. Reclassifications have been made to previously reported segment amounts to conform to the current presentation.

206	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present the amounts of net interest income or interest expense included in net revenues, and the amounts of depreciation and amortization expense included in pre-tax earnings.

	Year Ended December
in millions	2012	2011	2010
Investment Banking	$ (15)	$ (6)	$ —

Institutional Client Services	3,723	4,360	4,692

Investing & Lending	26	635	609

Investment Management	146	203	202
Total net interest income	$3,880	$5,192	$5,503

	Year Ended December
in millions	2012	2011	2010
Investment Banking	$ 164	$ 174	$ 172

Institutional Client Services	796	944	1,109

Investing & Lending	564	563	422

Investment Management	204	188	200
Total depreciation and amortization [1]	$1,738	$1,869	$1,904

1.	Includes real estate-related exit costs of $10 million and $1 million for the years ended December 2012 and December 2010, respectively, that have not been allocated to the firm’s segments.

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

•	Investing & Lending: Investing: location of the investment; Lending: location of the client.

•	Investment Management: location of the sales team.

Goldman Sachs 2012 Form 10-K	207

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the total net revenues, pre-tax earnings and net earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues, pre-tax earnings and net earnings (excluding Corporate) for each geographic region.

	Year Ended December
$ in millions	2012		2011		2010
Net revenues
Americas [1]	$20,159	59%	$17,873	62%	$21,564	55%

EMEA [2]	8,612	25	7,074	25	10,449	27

Asia [3,4]	5,392	16	3,864	13	7,148	18

Total net revenues	$34,163	100%	$28,811	100%	$39,161	100%
Pre-tax earnings
Americas [1]	$ 6,960	61%	$ 5,307	85%	$ 7,303	55%

EMEA [2]	2,943	26	1,210	19	3,029	23

Asia [3]	1,490	13	(231)	(4)	2,933	22

Subtotal	11,393	100%	6,286	100%	13,265	100%

Corporate [5]	(186)		(117)		(373)

Total pre-tax earnings	$11,207		$ 6,169		$12,892
Net earnings
Americas [1]	$ 4,259	56%	$ 3,522	78%	$ 4,322	50%

EMEA [2]	2,369	31	1,103	24	2,200	26

Asia [3]	972	13	(103)	(2)	2,083	24
Subtotal	7,600	100%	4,522	100%	8,605	100%

Corporate	(125)		(80)		(251)
Total net earnings	$ 7,475		$ 4,442		$ 8,354

1.	Substantially all relates to the U.S.

2.	EMEA (Europe, Middle East and Africa).

3.	Asia also includes Australia and New Zealand.

4.

Net revenues in Asia in 2011 primarily reflect lower net revenues in Investing & Lending, principally due to losses from public equities, reflecting a significant decline in equity markets in Asia during 2011.

5.

Consists of charitable contributions of $169 million, $103 million and $345 million for the years ended December 2012, December 2011 and December 2010, respectively, and real estate-related exit costs of $17 million, $14 million and $28 million for the years ended December 2012, December 2011 and December 2010, respectively. Net provisions for litigation and regulatory proceedings, previously included in Corporate have now been allocated to the geographic regions. Reclassifications have been made to previously reported geographic region amounts to conform to the current presentation.

208	Goldman Sachs 2012 Form 10-K

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

The table below presents the credit concentrations in assets held by the firm. As of December 2012 and December 2011, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

	As of December
$ in millions	2012	2011
U.S. government and federal agency obligations [1]	$114,418	$103,468

% of total assets	12.2%	11.2%

Non-U.S. government and agency obligations 1, [2]	$ 62,252	$ 49,025

% of total assets	6.6%	5.3%

1.	Substantially all included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

2.	Principally related to Germany, Japan and the United Kingdom as of both December 2012 and December 2011.

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

	As of December
in millions	2012	2011
U.S. government and federal agency obligations	$73,477	$ 94,603

Non-U.S. government and agency obligations [1]	64,724	110,178

1.	Principally consisting of securities issued by the governments of Germany and France.

Goldman Sachs 2012 Form 10-K	209

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

Under ASC 450, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the firm is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the firm believes the risk of loss is more than slight. The amounts reserved against such matters are not significant as compared to the upper end of the range of reasonably possible loss.

With respect to proceedings described below for which management has been able to estimate a range of reasonably possible loss where (i) plaintiffs have claimed an amount of money damages, (ii) the firm is being sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2012 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular proceeding or proceedings of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such proceedings and for any other proceedings described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $3.5 billion.

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

210	Goldman Sachs 2012 Form 10-K

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

The district court rejected the claims against GSI and ABN AMRO, but found World Online liable in an amount to be determined. On appeal, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court, holding that certain of the alleged disclosure deficiencies were actionable as to GSI and ABN AMRO. On further appeal, the Netherlands Supreme Court affirmed the rulings of the Court of Appeals, except that it found certain additional aspects of the offering materials actionable and held that individual investors could potentially hold GSI and ABN AMRO responsible for certain public statements and press releases by World Online and its former CEO. The parties entered into a definitive settlement agreement, dated July 15, 2011, and GSI has paid the full amount of its contribution. In the first quarter of 2012, GSI and ABN AMRO, on behalf of the underwriting syndicate, entered into a settlement agreement with respect to a claim filed by another shareholders’ association, and has paid the settlement amount in full. Other shareholders have made demands for compensation of alleged damages, and GSI and other syndicate members are discussing the possibility of settlement with certain of these shareholders.

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

Specialist Matters. Spear, Leeds & Kellogg Specialists LLC, Spear, Leeds & Kellogg, L.P. and Group Inc. are among numerous defendants named in purported class actions brought beginning in October 2003 on behalf of investors in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws and state common law in connection with NYSE floor specialist activities. On October 24, 2012, the parties entered into a definitive settlement agreement, subject to court approval. The firm has reserved the full amount of its proposed contribution to the settlement.

Goldman Sachs 2012 Form 10-K	211

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

Compensation-Related Litigation. On January 17, 2008, Group Inc., its Board, executive officers and members of its management committee were named as defendants in a purported shareholder derivative action in the U.S. District Court for the Eastern District of New York predicting that the firm’s 2008 Proxy Statement would violate the federal securities laws by undervaluing certain stock option awards and alleging that senior management received excessive compensation for 2007. The complaint seeks, among other things, an equitable accounting for the allegedly excessive compensation. Plaintiff’s motion for a preliminary injunction to prevent the 2008 Proxy Statement from using options valuations that the plaintiff alleges are incorrect and to require the amendment of SEC Forms 4 filed by certain of the executive officers named in the complaint to reflect the stock option valuations alleged by the plaintiff was denied, and plaintiff’s appeal from this denial was dismissed. On February 13, 2009, the plaintiff filed an amended complaint, which added purported direct (i.e., non-derivative) claims based on substantially the same theory. The plaintiff filed a further amended complaint on March 24, 2010, and the defendants’ motion to dismiss this further amended complaint was granted on the ground that dismissal of the shareholder plaintiff’s prior action relating to the firm’s 2007 Proxy Statement based on the failure to make a demand to the Board precluded relitigation of demand futility. On December 19, 2011, the appellate court vacated the order of dismissal, holding only that preclusion principles did not mandate dismissal and remanding for consideration of the alternative grounds for dismissal. On April 18, 2012, plaintiff disclosed that he no longer is a Group Inc. shareholder and thus lacks standing to continue to prosecute the action. On January 7, 2013, the district court dismissed the claim due to the plaintiff’s lack of standing and the lack of any intervening shareholder.

On March 24, 2009, the same plaintiff filed an action in New York Supreme Court, New York County, against Group Inc., its directors and certain senior executives alleging violation of Delaware statutory and common law in connection with substantively similar allegations regarding stock option awards. On January 4, 2013, another purported shareholder moved to intervene as plaintiff, which defendants have opposed. On January 15, 2013, the court dismissed the action only as to the original plaintiff with prejudice due to his lack of standing.

Mortgage-Related Matters. On April 16, 2010, the SEC brought an action (SEC Action) under the U.S. federal securities laws in the U.S. District Court for the Southern District of New York against GS&Co. and Fabrice Tourre, a former employee, in connection with a CDO offering made in early 2007 (ABACUS 2007-AC1 transaction), alleging that the defendants made materially false and misleading statements to investors and seeking, among other things, unspecified monetary penalties. Investigations of GS&Co. by FINRA and of GSI by the FSA were subsequently initiated, and Group Inc. and certain of its affiliates have received subpoenas and requests for information from other regulators, regarding CDO offerings, including the ABACUS 2007-AC1 transaction, and related matters.

On July 14, 2010, GS&Co. entered into a consent agreement with the SEC, settling all claims made against GS&Co. in the SEC Action, pursuant to which GS&Co. paid $550 million of disgorgement and civil penalties, and which was approved by the U.S. District Court for the Southern District of New York on July 20, 2010.

212	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On January 6, 2011, ACA Financial Guaranty Corp. filed an action against GS&Co. in respect of the ABACUS 2007-AC1 transaction in New York Supreme Court, New York County. The complaint includes allegations of fraudulent inducement, fraudulent concealment and unjust enrichment and seeks at least $30 million in compensatory damages, at least $90 million in punitive damages and unspecified disgorgement. On April 25, 2011, the plaintiff filed an amended complaint and, on June 3, 2011, GS&Co. moved to dismiss the amended complaint. By a decision dated April 23, 2012, the court granted the motion to dismiss as to the unjust enrichment claim and denied the motion as to the other claims, and on May 29, 2012, GS&Co. appealed the decision to the extent that its motion was denied and filed counterclaims for breach of contract and fraudulent inducement, and third-party claims against ACA Management, LLC for breach of contract, unjust enrichment and indemnification. ACA Financial Guaranty Corp. and ACA Management, LLC moved to dismiss GS&Co.’s counterclaims and third-party claims on August 31, 2012. On January 30, 2013, the court granted ACA’s motion for leave to file an amended complaint naming a third party to the ABACUS 2007-AC1 transaction as an additional defendant.

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

On February 1, 2013, a putative shareholder derivative action was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain of its officers and directors in connection with mortgage-related activities during 2006 and 2007, including three CDO offerings. The derivative complaint, which is based on similar allegations to those at issue in the consolidated class action discussed above and purported shareholder derivative actions that were previously dismissed, includes allegations of breach of fiduciary duty, challenges the accuracy and adequacy of Group Inc.’s disclosure and seeks, among other things, declaratory relief, unspecified compensatory and punitive damages and restitution from the individual defendants and certain corporate governance reforms.

In June 2012, the Board received a demand from a shareholder that the Board investigate and take action relating to the firm’s mortgage-related activities and to stock sales by certain directors and executives of the firm. On February 15, 2013, this shareholder filed a putative shareholder derivative action in the New York Supreme Court, New York County, against Group Inc. and certain current or former directors and employees, based on these activities and stock sales. The derivative complaint includes allegations of breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste, and seeks, among other things, unspecified monetary damages, disgorgement of profits and certain corporate governance and disclosure reforms.

Goldman Sachs 2012 Form 10-K	213

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

GS&Co., Goldman Sachs Mortgage Company (GSMC) and GS Mortgage Securities Corp. (GSMSC) and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissionary damages. Following dismissals of certain of the plaintiff’s claims under the initial and three amended complaints, on May 5, 2011, the court granted plaintiff’s motion for entry of a final judgment dismissing all its claims, thereby allowing plaintiff to appeal. The plaintiff appealed from the dismissal with respect to all 17 of the offerings included in its original complaint. By a decision dated September 6, 2012, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiff’s claims with respect to 10 of the offerings included in plaintiff’s original complaint but vacated the dismissal and remanded the case to the district court with instructions to reinstate the plaintiff’s claims with respect to the other seven offerings. On October 26, 2012, the defendants filed a petition for certiorari with the U.S. Supreme Court seeking review of the Second Circuit decision. On October 31, 2012, the plaintiff served defendants with a fourth amended complaint relating to those seven offerings, plus seven additional offerings. On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to one of the offerings included in the initial plaintiff’s complaint. The district court twice granted defendants’ motions to dismiss this separate action, both times with leave to replead. On July 9, 2012, that separate plaintiff filed a second amended complaint, and the defendants moved to dismiss on September 21, 2012. On December 26, 2012, that separate plaintiff filed a motion to amend the second amended complaint to add claims with respect to two additional offerings included in the initial plaintiff’s complaint. The securitization trusts issued, and GS&Co. underwrote, approximately $11 billion principal amount of certificates to all purchasers in the fourteen offerings at issue in the complaints.

Group Inc., GS&Co., GSMC and GSMSC are among the defendants in a separate putative class action commenced on February 6, 2009 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2006. The other original defendants include three current or former Goldman Sachs employees and various rating agencies. The second amended complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory and rescissionary damages. Defendants moved to dismiss the second amended complaint. On January 12, 2011, the district court granted the motion to dismiss with respect to offerings in which plaintiff had not purchased securities as well as all claims against the rating agencies, but denied the motion to dismiss with respect to a single offering in which the plaintiff allegedly purchased securities. These trusts issued, and GS&Co. underwrote, approximately $698 million principal amount of certificates to all purchasers in the offerings at issue in the complaint (excluding those offerings for which the claims have been dismissed). On February 2, 2012, the district court granted the plaintiff’s motion for class certification and on June 13, 2012, the U.S. Court of Appeals for the Second Circuit granted defendants’ petition to review that ruling. On November 8, 2012, the court approved a settlement between the parties, and GS&Co. has paid the full amount of the settlement into an escrow account. The time for any appeal from the approval of the settlement has expired.

214	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On September 30, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in $821 million of notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). The complaint, which was amended on February 4, 2011, asserts federal securities law and common law claims, and seeks unspecified compensatory, punitive and other damages. The defendants moved to dismiss on April 5, 2011, and the motion was granted as to plaintiff’s claim of market manipulation and denied as to the remainder of plaintiff’s claims by a decision dated March 21, 2012. On May 21, 2012, the defendants counterclaimed for breach of contract and fraud. On December 17, 2012, the plaintiff moved for class certification.

GS&Co., GSMC and GSMSC are among the defendants in a lawsuit filed in August 2011 by CIFG Assurance of North America, Inc. (CIFG) in New York Supreme Court, New York County. The complaint alleges that CIFG was fraudulently induced to provide credit enhancement for a 2007 securitization sponsored by GSMC, and seeks, among other things, the repurchase of $24.7 million in aggregate principal amount of mortgages that CIFG had previously stated to be non-conforming, an accounting for any proceeds associated with mortgages discharged from the securitization and unspecified compensatory damages. On October 17, 2011, the Goldman Sachs defendants moved to dismiss. By a decision dated May 1, 2012, the court dismissed the fraud and accounting claims but denied the motion as to certain breach of contract claims that were also alleged. On June 6, 2012, the Goldman Sachs defendants filed counterclaims for breach of contract. In addition, the parties have each appealed the court’s May 1, 2012 decision to the extent adverse. The parties have been ordered to mediate, and proceedings in the trial court have been stayed pending mediation.

In addition, on January 15, 2013, CIFG filed a complaint against GS&Co. in New York Supreme Court, New York County, alleging that GS&Co. falsely represented that a third party would independently select the collateral for a 2006 CDO. CIFG seeks unspecified compensatory and punitive damages, including approximately $10 million in connection with its purchase of notes and over $30 million for payments to discharge alleged liabilities arising from its issuance of a financial guaranty insurance policy guaranteeing payment on a credit default swap referencing the CDO.

Various alleged purchasers of, and counterparties involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including certain Allstate affiliates, Bank Hapoalim B.M., Basis Yield Alpha Fund (Master), Bayerische Landesbank, Cambridge Place Investment Management Inc., the Charles Schwab Corporation, Deutsche Zentral-Genossenschaftbank, the FDIC (as receiver for Guaranty Bank), the Federal Home Loan Banks of Boston, Chicago, Indianapolis and Seattle, the FHFA (as conservator for Fannie Mae and Freddie Mac), HSH Nordbank, IKB Deutsche Industriebank AG, Landesbank Baden-Württemberg, Joel I. Sher (Chapter 11 Trustee) on behalf of TMST, Inc. (TMST), f/k/a Thornburg Mortgage, Inc. and certain TMST affiliates, John Hancock and related parties, Massachusetts Mutual Life Insurance Company, MoneyGram Payment Systems, Inc., National Australia Bank, the National Credit Union Administration, Phoenix Light SF Limited and related parties, Prudential Insurance Company of America and related parties, Royal Park Investments SA/NV, Sealink Funding Limited, Stichting Pensioenfonds ABP, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company, Watertown Savings Bank, and The Western and Southern Life Insurance Co.) have filed complaints or summonses with notice in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

A number of other entities (including American International Group, Inc. (AIG), Deutsche Bank National Trust Company, John Hancock and related parties, M&T Bank, Norges Bank Investment Management and Selective Insurance Company) have threatened to assert claims of various types against the firm in connection with various mortgage-related transactions, and the firm has entered into agreements with a number of these entities to toll the relevant statute of limitations.

Goldman Sachs 2012 Form 10-K	215

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of the date hereof, the aggregate notional amount of mortgage-related securities sold to plaintiffs in active cases brought against the firm where those plaintiffs are seeking rescission of such securities was approximately $20.7 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the threatened claims noted above, potential claims by these or other purchasers in the same or other mortgage-related offerings that have not actually been brought against the firm, or claims that have been dismissed.

In June 2011, Heungkuk Life Insurance Co. Limited (Heungkuk) filed a criminal complaint against certain past and present employees of the firm in South Korea relating to its purchase of a CDO securitization from Goldman Sachs. Heungkuk had earlier initiated civil litigation against the firm relating to this matter. This civil litigation has now been settled and, on January 23, 2013, Heungkuk withdrew the criminal complaint in its entirety.

Group Inc. and GS Bank USA have entered into a Consent Order and a settlement in principle with the Federal Reserve Board relating to the servicing of residential mortgage loans and foreclosure practices. In addition, GS Bank USA has entered into an Agreement on Mortgage Servicing Practices with the New York State Department of Financial Services, Litton and Ocwen. See Note 18 for information about these settlements.

Group Inc., GS&Co. and GSMC are among the numerous financial services firms named as defendants in a qui tam action originally filed by a relator on April 7, 2010 purportedly on behalf of the City of Chicago and State of Illinois in Cook County, Illinois Circuit Court asserting claims under the Illinois Whistleblower Reward and Protection Act and Chicago False Claims Act, based on allegations that defendants had falsely certified compliance with various Illinois laws, which were purportedly violated in connection with mortgage origination and servicing activities. The complaint, which was originally filed under seal, seeks treble damages and civil penalties. Plaintiff filed an amended complaint on December 28, 2011, naming

GS&Co. and GSMC, among others, as additional defendants and a second amended complaint on February 8, 2012. On March 12, 2012, the action was removed to the U.S. District Court for the Northern District of Illinois, and on September 17, 2012 the district court granted the plaintiff’s motion to remand the action to state court. On November 16, 2012, the defendants moved to dismiss and to stay discovery.

Group Inc., Litton and Ocwen are defendants in a putative class action filed on January 23, 2013 in the U.S. District Court for the Southern District of New York generally challenging the procurement manner and scope of “force-placed” hazard insurance arranged by Litton when homeowners failed to arrange for insurance as required by their mortgages. The complaint asserts claims for breach of contract, breach of fiduciary duty, misappropriation, conversion, unjust enrichment and violation of Florida unfair practices law, and seeks unspecified compensatory and punitive damages as well as declaratory and injunctive relief.

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

216	Goldman Sachs 2012 Form 10-K

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

IndyMac Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a putative securities class action filed on May 14, 2009 in the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various securitizations of mortgage-related assets violated the disclosure requirements of the federal securities laws. The defendants include IndyMac-related entities formed in connection with the securitizations, the underwriters of the offerings, certain ratings agencies which evaluated the credit quality of the securities, and certain former officers and directors of IndyMac affiliates. On November 2, 2009, the underwriters moved to dismiss the complaint. The motion was granted in part on February 17, 2010 to the extent of dismissing claims based on offerings in which no plaintiff purchased, and the court reserved judgment as to the other aspects of the motion. By a decision dated June 21, 2010, the district court formally dismissed all claims relating to offerings in which no named plaintiff purchased certificates (including all offerings underwritten by GS&Co.), and both granted and denied the defendants’ motions to dismiss in various other respects. On November 16, 2012 the district court denied the plaintiffs’ motion seeking reinstatement of claims relating to 42 offerings previously dismissed for lack of standing (one of which was co-underwritten by GS&Co.) without prejudice to renewal depending on the outcome of the petition for a writ of certiorari to the U.S. Supreme Court with respect to the Second Circuit’s decision described above. On May 17, 2010, four additional investors filed a motion seeking to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). The defendants opposed the motion on the ground that the putative intervenors’ claims were time-barred and, on June 21, 2011, the court denied the motion to intervene with respect to, among others, the claims based on the offerings underwritten by GS&Co. Certain of the putative intervenors (including those seeking to assert claims based on two offerings underwritten by GS&Co.) have appealed. GS&Co. underwrote approximately $751 million principal amount of securities to all purchasers in the offerings at issue in the May 2010 motion to intervene.

On July 11, 2008, IndyMac Bank was placed under an FDIC receivership, and on July 31, 2008, IndyMac Bancorp, Inc. filed for Chapter 7 bankruptcy in the U.S. Bankruptcy Court in Los Angeles, California.

Goldman Sachs 2012 Form 10-K	217

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

RALI Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a putative securities class action initially filed in September 2008 in New York Supreme Court, and subsequently removed to the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various offerings of mortgage-backed pass-through certificates violated the disclosure requirements of the federal securities laws. In addition to the underwriters, the defendants include Residential Capital, LLC (ResCap), Residential Accredit Loans, Inc. (RALI), Residential Funding Corporation (RFC), Residential Funding Securities Corporation (RFSC), and certain of their officers and directors. On March 31, 2010, the defendants’ motion to dismiss was granted in part and denied in part by the district court, resulting in dismissal on the basis of standing of all claims relating to offerings in which no plaintiff purchased securities and, by an order dated January 3, 2013, the district court denied, without prejudice, plaintiffs’ motion for reconsideration. In June and July 2010, the lead plaintiff and five additional investors moved to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). On April 28, 2011, the court granted defendants’ motion to dismiss as to certain of these claims (including those relating to one offering underwritten by GS&Co. based on a release in an unrelated settlement), but otherwise permitted the intervenor case to proceed. By an order dated January 3, 2013, the district court denied the defendants’ motions to dismiss certain of the intervenors’ remaining claims as time barred. Class certification of the claims based on the pre-intervention offerings was initially denied by the district court, and that denial was upheld on appeal; however, following remand, on October 15, 2012, the district court certified a class in connection with the pre-intervention offerings. On November 5, 2012, the defendants filed a petition seeking leave from the U.S. Court of Appeals to appeal the certification order. By an order dated January 3, 2013, the district court granted the plaintiffs’ application to modify the class definition to include initial purchasers who bought the securities directly from the underwriters or their agents no later than ten trading days after the offering date (rather than just on the offering date). On January 18, 2013, the defendants filed a supplemental petition seeking leave from the U.S. Court of Appeals to appeal the order modifying the class definition.

GS&Co. underwrote approximately $1.28 billion principal amount of securities to all purchasers in the offerings for which claims have not been dismissed. On May 14, 2012, ResCap, RALI and RFC filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York and the action has been stayed with respect to them, RFSC and certain of their officers and directors.

MF Global Securities Litigation. GS&Co. is among numerous underwriters named as defendants in class action complaints filed in the U.S. District Court for the Southern District of New York commencing November 18, 2011. These complaints generally allege that the offering materials for two offerings of MF Global Holdings Ltd. convertible notes (aggregating approximately $575 million in principal amount) in February 2011 and July 2011, among other things, failed to describe adequately the nature, scope and risks of MF Global’s exposure to European sovereign debt, in violation of the disclosure requirements of the federal securities laws. On August 20, 2012, the plaintiffs filed a consolidated amended complaint and on October 19, 2012, the defendants filed motions to dismiss the amended complaint. GS&Co. underwrote an aggregate principal amount of approximately $214 million of the notes. On October 31, 2011, MF Global Holdings Ltd. filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Manhattan, New York.

GS&Co. has also received inquiries from various governmental and regulatory bodies and self-regulatory organizations concerning certain transactions with MF Global prior to its bankruptcy filing. Goldman Sachs is cooperating with all such inquiries.

218	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Employment-Related Matters. On September 15, 2010, a putative class action was filed in the U.S. District for the Southern District of New York by three former female employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. Group Inc. and GS&Co. filed a motion to stay the claims of one of the named plaintiffs and to compel individual arbitration with that individual, based on an arbitration provision contained in an employment agreement between Group Inc. and the individual. On April 28, 2011, the magistrate judge to whom the district judge assigned the motion denied the motion, and the district court affirmed the magistrate judge’s decision on November 15, 2011. Group Inc. and GS&Co. have appealed that decision to the U.S. Court of Appeals for the Second Circuit. On June 13, 2011, Group Inc. and GS&Co. moved to strike the class allegations of one of the three named plaintiffs based on her failure to exhaust administrative remedies. On September 29, 2011, the magistrate judge recommended denial of the motion to strike and, on January 10, 2012, the district court denied the motion to strike. On July 22, 2011, Group Inc. and GS&Co. moved to strike all of the plaintiffs’ class allegations, and for partial summary judgment as to plaintiffs’ disparate impact claims. By a decision dated January 19, 2012, the magistrate judge recommended that defendants’ motion be denied as premature. The defendants filed objections to that recommendation with the district judge and on July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying in part Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature.

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

Goldman Sachs Asset Management International (GSAMI) is the defendant in an action filed on July 9, 2012 with the High Court of Justice in London by certain entities representing Vervoer, a Dutch pension fund, alleging that GSAMI was negligent in performing its duties as investment manager in connection with the allocation of the plaintiffs’ funds among asset managers in accordance with asset allocations provided by plaintiffs and that GSAMI breached its contractual and common law duties to the plaintiffs. Specifically, plaintiffs allege that GSAMI caused their assets to be invested in unsuitable products for an extended period, thereby causing in excess of €67 million in losses, and caused them to be under-exposed for a period of time to certain other investments that performed well, thereby resulting in foregone potential gains. The plaintiffs are seeking unspecified monetary damages. On November 2, 2012, GSAMI served its defense to the allegations and on December 21, 2012, the plaintiffs served their reply to the defense.

Goldman Sachs 2012 Form 10-K	219

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

Group Inc., GS&Co. and The Goldman, Sachs & Co. L.L.C. are defendants in an action brought by the founders and former majority shareholders of Dragon Systems, Inc. (Dragon) on November 18, 2008, alleging that the plaintiffs incurred losses due to GS&Co.’s financial advisory services provided in connection with the plaintiffs’ exchange of their purported $300 million interest in Dragon for stock of Lernout & Hauspie Speech Products, N.V. (L&H) in 2000. L&H filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Wilmington, Delaware on November 29, 2000. The action is pending in the United States District Court for the District of Massachusetts. The complaint, which was amended in November 2011 following the 2009 dismissal of certain of the plaintiffs’ initial claims, seeks unspecified compensatory, punitive and other damages, and alleges breach of fiduciary duty, violation of Massachusetts unfair trade practices laws, negligence, negligent and intentional misrepresentation, gross negligence, willful misconduct and bad faith. Former minority shareholders of Dragon have brought a similar action against GS&Co. with respect to their purported $49 million interest in Dragon, and this action has been consolidated with the action described above. All parties moved for summary judgment. By an order dated October 31, 2012, the court granted summary judgment with respect to certain counterclaims and an indemnification claim brought by the Goldman Sachs defendants against one of the shareholders, but denied summary judgment with respect to all other claims. On January 23, 2013, a jury found in favor of the Goldman Sachs defendants on the plaintiffs’ claims for negligence, negligent and intentional misrepresentation, gross negligence, and breach of fiduciary duty. The plaintiffs’ claims for violation of Massachusetts unfair trade practices laws will be addressed by the district court and have not yet been decided.

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

The European Commission announced in April 2011 that it was initiating proceedings to investigate further numerous financial services companies, including Group Inc., in connection with the supply of data related to credit default swaps and in connection with profit sharing and fee arrangements for clearing of credit default swaps, including potential anti-competitive practices. The proceedings in connection with the supply of data related to credit default swaps are ongoing. Group Inc.’s current understanding is that the proceedings related to profit sharing and fee arrangements for clearing of credit default swaps have been suspended indefinitely. The firm has received civil investigative demands from the U.S. Department of Justice (DOJ) for information on similar matters. Goldman Sachs is cooperating with the investigations and reviews.

Insider Trading Investigations. From time to time, the firm and its employees are the subject of or otherwise involved in regulatory investigations relating to insider trading, the potential misuse of material nonpublic information and the effectiveness of the firm’s insider trading controls and information barriers. It is the firm’s practice to cooperate fully with any such investigations.

220	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Research Investigations. From time to time, the firm is the subject of or otherwise involved in regulatory investigations relating to research practices, including research independence and interactions between research analysts and other firm personnel, including investment banking personnel. It is the firm’s practice to cooperate fully with any such investigations.

EU Price-Fixing Matter. On July 5, 2011, the European Commission issued a Statement of Objections to Group Inc. raising allegations of an industry-wide conspiracy to fix prices for power cables, including by an Italian cable company in which certain Goldman Sachs-affiliated investment funds held ownership interests from 2005 to 2009. The Statement of Objections proposes to hold Group Inc. jointly and severally liable for some or all of any fine levied against the cable company under the concept of parental liability under EU competition law.

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

Goldman Sachs 2012 Form 10-K	221

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Beginning in February 2012, GS&Co. was named as respondent in four FINRA arbitrations filed, respectively, by the cities of Houston, Texas and Reno, Nevada, a California school district and a North Carolina municipal power authority, based on GS&Co.’s role as underwriter and broker-dealer of the claimants’ issuances of an aggregate of over $1.8 billion of auction rate securities from 2003 through 2007 (in the Houston arbitration, two other financial services firms were named as respondents, and in the North Carolina arbitration, one other financial services firm was named). Each claimant alleges that GS&Co. failed to disclose that it had a practice of placing cover bids on auctions, and failed to offer the claimant the option of a formulaic maximum rate (rather than a fixed maximum rate), and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market (at an estimated cost, in the case of Houston, of approximately $90 million). Houston and Reno also allege that GS&Co. advised them to enter into interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses (including, in the case of Reno, a swap termination obligation of over $8 million). The claimants assert claims for breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD, and seek unspecified damages. GS&Co. has moved in federal court to enjoin the Reno and California school district arbitrations pursuant to an exclusive forum selection clause in the transaction documents. On November 26, 2012, this motion was denied with regard to the Reno arbitration and, on February 8, 2013, this motion was granted with regard to the California school district arbitration.

Financial Crisis-Related Matters. Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations and litigation relating to the 2008 financial crisis. Goldman Sachs is cooperating with the investigations and reviews.

222	Goldman Sachs 2012 Form 10-K

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

The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated statements of financial condition. As of December 2012, “Other assets” and “Other liabilities and accrued expenses” included $225 million (related to an overfunded pension plan) and $645 million, respectively, related to these plans. As of December 2011, “Other assets” and “Other liabilities and accrued expenses” included $135 million (related to an overfunded pension plan) and $858 million, respectively, related to these plans.

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $221 million, $225 million and $193 million for the years ended December 2012, December 2011 and December 2010, respectively.

Goldman Sachs 2012 Form 10-K	223

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

In certain cases, primarily related to conflicted employment (as outlined in the applicable award agreements), the firm may cash settle share-based compensation awards accounted for as equity instruments. For these awards, whose terms allow for cash settlement, additional paid-in capital is adjusted to the extent of the difference between the value of the award at the time of cash settlement and the grant-date value of the award.

Stock Incentive Plan

The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (SIP), which provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, RSUs, awards with performance conditions and other share-based awards. In the second quarter of 2003, the SIP was approved by the firm’s shareholders, effective for grants after April 1, 2003. The SIP was amended and restated, effective December 31, 2008 and further amended on December 20, 2012 to extend its term until Group Inc.’s 2013 Annual Meeting of Shareholders, at which meeting approval of a new equity compensation plan will be voted upon by shareholders.

The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP through the end of the 2008 fiscal year could not exceed 250 million shares. The total number of shares of common stock that may be delivered for awards granted under the SIP in the 2009 fiscal year and each fiscal year thereafter cannot exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous years but not covered by awards granted in such years. As of December 2012 and December 2011, 188.3 million and 161.0 million shares, respectively, were available for grant under the SIP.

Restricted Stock Units

The firm grants RSUs to employees under the SIP, primarily in connection with year-end compensation and acquisitions. RSUs are valued based on the closing price of the underlying shares on the date of grant after taking into account a liquidity discount for any applicable post-vesting transfer restrictions. Year-end RSUs generally vest and underlying shares of common stock deliver as outlined in the applicable RSU agreements. Employee RSU agreements generally provide that vesting is accelerated in certain circumstances, such as on retirement, death and extended absence. Delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements. The table below presents the activity related to RSUs.

224	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Restricted Stock Units Outstanding			Weighted Average Grant-Date Fair Value of Restricted Stock Units Outstanding
	Future Service Required		No Future Service Required	Future Service Required	No Future Service Required
Outstanding, December 2011	14,302,189	[4]	30,840,580	$139.46	$124.33

Granted [1,2]	6,967,886		4,246,015	84.59	84.92

Forfeited	(1,228,200)		(68,350)	126.97	122.40

Delivered [3]	—		(30,980,248)	—	120.35

Vested [2]	(11,352,354)		11,352,354	125.03	125.03
Outstanding, December 2012	8,689,521	[4]	15,390,351	116.07	121.99

1.

The weighted average grant-date fair value of RSUs granted during the years ended December 2012, December 2011 and December 2010 was $84.72, $141.21 and $132.64, respectively. The fair value of the RSUs granted during the year ended December 2012, December 2011 and December 2010 includes a liquidity discount of 21.7%, 12.7% and 13.2%, respectively, to reflect post-vesting transfer restrictions of up to 4 years.

2.	The aggregate fair value of awards that vested during the years ended December 2012, December 2011 and December 2010 was $1.57 billion, $2.40 billion and $4.07 billion, respectively.

3.	Includes RSUs that were cash settled.

4.	Includes restricted stock subject to future service requirements as of December 2012 and December 2011 of 276,317 and 754,482 shares, respectively.

In the first quarter of 2013, the firm granted to its employees 16.7 million year-end RSUs, of which 5.7 million RSUs require future service as a condition of delivery. These awards are subject to additional conditions as outlined in the award agreements. Generally, shares underlying these awards, net of required withholding tax, deliver over a three-year period but are subject to post-vesting transfer restrictions through January 2018. These grants are not included in the above table.

Stock Options

Stock options generally vest as outlined in the applicable stock option agreement. Options granted in February 2010 generally became exercisable in one-third installments in January 2011, January 2012 and January 2013 and will expire in February 2014. In general, options granted prior to February 2010 expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation under certain circumstances in accordance with the terms of the SIP and the applicable stock option agreement.

The table below presents the activity related to stock options.

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Life (years)
Outstanding, December 2011	47,256,938	$ 97.76	$ 444	6.08

Exercised	(4,009,948)	78.93

Forfeited	(21,600)	113.68

Expired	(8,279)	78.87
Outstanding, December 2012	43,217,111	99.51	1,672	5.55
Exercisable, December 2012	43,203,775	99.49	1,672	5.55

Goldman Sachs 2012 Form 10-K	225

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The total intrinsic value of options exercised during the years ended December 2012, December 2011 and December 2010 was $151 million, $143 million and

$510 million, respectively. The table below presents options outstanding.

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$ 75.00 - $ 89.99	34,103,907	$ 78.78	6.00

90.00 - 104.99	275,580	96.08	0.92

105.00 - 119.99	—	—	—

120.00 - 134.99	2,791,500	131.64	2.92

135.00 - 149.99	—	—	—

150.00 - 164.99	65,000	154.16	1.17

165.00 - 194.99	—	—	—

195.00 - 209.99	5,981,124	202.27	4.48
Outstanding, December 2012	43,217,111	99.51	5.55

The weighted average grant-date fair value of options granted during the year ended December 2010 was $37.58.

The tables below present the primary weighted average assumptions used to estimate fair value as of the grant date based on a Black-Scholes option-pricing model, and share-based compensation and the related excess tax benefit/(provision).

	Year Ended December
	2012	2011	2010
Risk-free interest rate	N/A	N/A	1.6%

Expected volatility	N/A	N/A	32.5

Annual dividend per share	N/A	N/A	$1.40

Expected life	N/A	N/A	3.75 years

	Year Ended December
in millions	2012	2011	2010
Share-based compensation	$1,338	$2,843	$4,070

Excess tax benefit related to options exercised	53	55	183

Excess tax benefit/(provision) related to share-based awards [1]	(11)	138	239

1.	Represents the tax benefit/(provision) recognized in additional paid-in capital on stock options exercised and the delivery of common stock underlying share-based awards.

As of December 2012, there was $434 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.62 years.

226	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 30.

Parent Company

Group Inc. — Condensed Statements of Earnings
	Year Ended December
in millions	2012	2011	2010
Revenues
Dividends from bank subsidiaries	$ —	$ 1,000	$ —

Dividends from nonbank subsidiaries	3,622	4,967	6,032

Undistributed earnings of subsidiaries	3,682	481	2,884

Other revenues	1,567	(3,381)	964
Total non-interest revenues	8,871	3,067	9,880

Interest income	4,751	4,547	4,153

Interest expense	4,287	3,917	3,429
Net interest income	464	630	724
Net revenues, including net interest income	9,335	3,697	10,604
Operating expenses
Compensation and benefits	452	300	423

Other expenses	448	252	238
Total operating expenses	900	552	661
Pre-tax earnings	8,435	3,145	9,943

Provision/(benefit) for taxes	960	(1,297)	1,589
Net earnings	7,475	4,442	8,354

Preferred stock dividends	183	1,932	641
Net earnings applicable to common shareholders	$7,292	$ 2,510	$ 7,713

Group Inc. — Condensed Statements of Financial Condition
	As of December
in millions	2012	2011
Assets
Cash and cash equivalents	$ 14	$ 14

Loans to and receivables from subsidiaries
Bank subsidiaries	4,103	7,196

Nonbank subsidiaries [1]	174,609	180,397

Investments in subsidiaries and other affiliates
Bank subsidiaries	20,671	19,226

Nonbank subsidiaries and other affiliates	52,646	48,473

Financial instruments owned, at fair value	19,132	20,698

Other assets	4,782	7,912
Total assets	$275,957	$283,916
Liabilities and shareholders’ equity
Payables to subsidiaries	$ 657	$ 693

Financial instruments sold, but not yet purchased, at fair value	301	241

Unsecured short-term borrowings
With third parties [2]	29,898	35,368

With subsidiaries	4,253	4,701

Unsecured long-term borrowings
With third parties [3]	158,761	166,342

With subsidiaries [4]	3,574	1,536

Other liabilities and accrued expenses	2,797	4,656
Total liabilities	200,241	213,537

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock	6,200	3,100

Common stock	8	8

Restricted stock units and employee stock options	3,298	5,681

Additional paid-in capital	48,030	45,553

Retained earnings	65,223	58,834

Accumulated other comprehensive loss	(193)	(516)

Stock held in treasury, at cost	(46,850)	(42,281)
Total shareholders’ equity	75,716	70,379
Total liabilities and shareholders’ equity	$275,957	$283,916

Group Inc. — Condensed Statements of Cash Flows
	Year Ended December
in millions	2012	2011	2010
Cash flows from operating activities
Net earnings	$ 7,475	$ 4,442	$ 8,354

Adjustments to reconcile net earnings to net cash provided by operating activities
Undistributed earnings of subsidiaries	(3,682)	(481)	(2,884)

Depreciation and amortization	15	14	18

Deferred income taxes	(1,258)	809	214

Share-based compensation	81	244	393

Changes in operating assets and liabilities
Financial instruments owned, at fair value	1,464	3,557	(176)

Financial instruments sold, but not yet purchased, at fair value	(3)	(536)	(1,091)

Other, net	2,621	1,422	10,852
Net cash provided by operating activities	6,713	9,471	15,680

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(12)	(42)	(15)

Repayments of short-term loans by subsidiaries, net of issuances	6,584	20,319	(9,923)

Issuance of term loans to subsidiaries	(17,414)	(42,902)	(5,532)

Repayments of term loans by subsidiaries	18,715	21,850	1,992

Capital distributions from/(contributions to) subsidiaries, net	(298)	4,642	(1,038)
Net cash provided by/(used for) investing activities	7,575	3,867	(14,516)

Cash flows from financing activities
Unsecured short-term borrowings, net	(2,647)	(727)	3,137

Proceeds from issuance of long-term borrowings	26,160	27,251	21,098

Repayment of long-term borrowings, including the current portion	(35,608)	(27,865)	(21,838)

Preferred stock repurchased	—	(3,857)	—

Common stock repurchased	(4,640)	(6,048)	(4,183)

Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(1,086)	(2,771)	(1,443)

Proceeds from issuance of preferred stock, net of issuance costs	3,087	—	—

Proceeds from issuance of common stock, including stock option exercises	317	368	581

Excess tax benefit related to share-based compensation	130	358	352

Cash settlement of share-based compensation	(1)	(40)	(1)
Net cash used for financing activities	(14,288)	(13,331)	(2,297)
Net increase/(decrease) in cash and cash equivalents	—	7	(1,133)

Cash and cash equivalents, beginning of year	14	7	1,140
Cash and cash equivalents, end of year	$ 14	$ 14	$ 7

SUPPLEMENTAL DISCLOSURES:

Cash payments for third-party interest, net of capitalized interest, were $5.11 billion, $3.83 billion and $3.07 billion for the years ended December 2012, December 2011 and December 2010, respectively.

Cash payments for income taxes, net of refunds, were $1.59 billion, $1.39 billion and $2.05 billion for the years ended December 2012, December 2011 and December 2010, respectively.

Non-cash activity:

During the year ended December 2011, $103 million of common stock was issued in connection with the acquisition of GS Australia.

1.	Primarily includes overnight loans, the proceeds of which can be used to satisfy the short-term obligations of Group Inc.

2.	Includes $4.91 billion and $6.25 billion at fair value as of December 2012 and December 2011, respectively.

3.	Includes $8.19 billion and $12.91 billion at fair value as of December 2012 and December 2011, respectively.

4.	Unsecured long-term borrowings with subsidiaries by maturity date are $434 million in 2014, $191 million in 2015, $2.08 billion in 2016, $107 million in 2017, and $766 million in 2018-thereafter.

Goldman Sachs 2012 Form 10-K	227

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Quarterly Results (unaudited)

The following represents the firm’s unaudited quarterly results for the years ended December 2012 and December 2011. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal, recurring nature.

	Three Months Ended
in millions, except per share data	December 2012	September 2012	June 2012	March 2012
Total non-interest revenues	$8,263	$7,515	$5,537	$ 8,968

Interest income	2,864	2,629	3,055	2,833

Interest expense	1,891	1,793	1,965	1,852
Net interest income	973	836	1,090	981
Net revenues, including net interest income	9,236	8,351	6,627	9,949

Operating expenses [1]	4,923	6,053	5,212	6,768
Pre-tax earnings	4,313	2,298	1,415	3,181

Provision for taxes	1,421	786	453	1,072
Net earnings	2,892	1,512	962	2,109

Preferred stock dividends	59	54	35	35
Net earnings applicable to common shareholders	$2,833	$1,458	$ 927	$ 2,074
Earnings per common share
Basic	$ 5.87	$ 2.95	$ 1.83	$ 4.05

Diluted	5.60	2.85	1.78	3.92

Dividends declared per common share	0.50	0.46	0.46	0.35

	Three Months Ended
in millions, except per share data	December 2011	September 2011	June 2011	March 2011
Total non-interest revenues	$4,984	$2,231	$5,868	$10,536

Interest income	3,032	3,354	3,681	3,107

Interest expense	1,967	1,998	2,268	1,749
Net interest income	1,065	1,356	1,413	1,358
Net revenues, including net interest income	6,049	3,587	7,281	11,894

Operating expenses [1]	4,802	4,317	5,669	7,854
Pre-tax earnings/(loss)	1,247	(730)	1,612	4,040

Provision/(benefit) for taxes	234	(337)	525	1,305
Net earnings/(loss)	1,013	(393)	1,087	2,735

Preferred stock dividends	35	35	35	1,827
Net earnings/(loss) applicable to common shareholders	$ 978	$ (428)	$1,052	$ 908
Earnings/(loss) per common share
Basic	$ 1.91	$(0.84)	$ 1.96	$ 1.66

Diluted	1.84	(0.84)	1.85	1.56

Dividends declared per common share	0.35	0.35	0.35	0.35

1.	The timing and magnitude of changes in the firm’s discretionary compensation accruals can have a significant effect on results in a given quarter.

228	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Common Stock Price Range

The table below presents the high and low sales prices per share of the firm’s common stock.

	Year Ended December
	2012		2011		2010
	High	Low	High	Low	High	Low
First quarter	$128.72	$ 92.42	$175.34	$153.26	$178.75	$147.81

Second quarter	125.54	90.43	164.40	128.30	186.41	131.02

Third quarter	122.60	91.15	139.25	91.40	157.25	129.50

Fourth quarter	129.72	113.84	118.07	84.27	171.61	144.70

As of February 15, 2013, there were 13,297 holders of record of the firm’s common stock.

On February 15, 2013, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $154.99 per share.

Common Stock Performance

The following graph compares the performance of an investment in the firm’s common stock from November 30, 2007 through December 31, 2012, with the S&P 500 Index and the S&P 500 Financials Index. The graph assumes $100 was invested on November 30, 2007 in each of the firm’s common stock, the S&P 500 Index and the S&P 500 Financials Index, and the dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

The table below shows the cumulative total returns in dollars of the firm’s common stock, the S&P 500 Index and the S&P 500 Financials Index for Goldman Sachs’ last five fiscal year ends 1, assuming $100 was invested on November 30, 2007 in each of the firm’s common stock, the S&P 500 Index and the S&P 500 Financials Index, and the dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the table represents past performance and should not be considered an indication of future performance.

	11/30/07	11/28/08	12/31/09	12/31/10	12/31/11	12/31/12
The Goldman Sachs Group, Inc.	$100.00	$35.16	$76.08	$76.49	$41.61	$ 59.66

S&P 500 Index	100.00	61.91	79.13	91.04	92.96	107.84

S&P 500 Financials Index	100.00	42.42	49.61	55.65	46.18	59.53

1.	As a result of the firm’s change in fiscal year-end during 2009, this table includes 61 months beginning November 30, 2007 and ending December 31, 2012.

Goldman Sachs 2012 Form 10-K	229

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Selected Financial Data

	As of or for the
	Year Ended					One Month Ended
	December 2012	December 2011	December 2010	December 2009	November 2008	December 2008 [1]
Income statement data (in millions)
Total non-interest revenues	$ 30,283	$ 23,619	$ 33,658	$ 37,766	$ 17,946	$ (502)

Interest income	11,381	13,174	12,309	13,907	35,633	1,687

Interest expense	7,501	7,982	6,806	6,500	31,357	1,002
Net interest income	3,880	5,192	5,503	7,407	4,276	685
Net revenues, including net interest income	34,163	28,811	39,161	45,173	22,222	183

Compensation and benefits	12,944	12,223	15,376	16,193	10,934	744

U.K. bank payroll tax	—	—	465	—	—	—

Other operating expenses	10,012	10,419	10,428	9,151	8,952	697
Pre-tax earnings/(loss)	$ 11,207	$ 6,169	$ 12,892	$ 19,829	$ 2,336	$ (1,258)
Balance sheet data (in millions)
Total assets	$938,555	$923,225	$911,332	$848,942	$884,547	$1,112,225

Other secured financings (long-term)	8,965	8,179	13,848	11,203	17,458	18,413

Unsecured long-term borrowings	167,305	173,545	174,399	185,085	168,220	185,564

Total liabilities	862,839	852,846	833,976	778,228	820,178	1,049,171

Total shareholders’ equity	75,716	70,379	77,356	70,714	64,369	63,054
Common share data (in millions, except per share amounts)
Earnings/(loss) per common share
Basic	$ 14.63	$ 4.71	$ 14.15	$ 23.74	$ 4.67	$ (2.15)

Diluted	14.13	4.51	13.18	22.13	4.47	(2.15)

Dividends declared per common share	1.77	1.40	1.40	1.05	1.40	0.47 [3]

Book value per common share [2]	144.67	130.31	128.72	117.48	98.68	95.84
Average common shares outstanding
Basic	496.2	524.6	542.0	512.3	437.0	485.5

Diluted	516.1	556.9	585.3	550.9	456.2	485.5
Selected data (unaudited)
Total staff
Americas	16,400	17,200	19,900	18,900	19,700	19,200

Non-Americas	16,000	16,100	15,800	13,600	14,800	14,100
Total staff	32,400	33,300	35,700	32,500	34,500	33,300
Assets under management (in billions)
Asset class
Alternative investments	$ 133	$ 142	$ 148	$ 146	$ 146	$ 145

Equity	133	126	144	146	112	114

Fixed income	370	340	340	315	248	253
Total non-money market assets	636	608	632	607	506	512

Money markets	218	220	208	264	273	286
Total assets under management	$ 854	$ 828	$ 840	$ 871	$ 779	$ 798

1.

In connection with becoming a bank holding company, the firm was required to change its fiscal year-end from November to December. December 2008 represents the period from November 29, 2008 to December 26, 2008.

2.

Book value per common share is based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 480.5 million, 516.3 million, 546.9 million, 542.7 million, 485.4 million and 485.9 million as of December 2012, December 2011, December 2010, December 2009, November 2008 and December 2008, respectively.

3.

Rounded to the nearest penny. Exact dividend amount was $0.4666666 per common share and was reflective of a four-month period (December 2008 through March 2009), due to the change in the firm’s fiscal year-end.

230	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The table below presents a summary of consolidated average balances and interest rates.

	For the Year Ended December
	2012			2011			2010
in millions, except rates	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Assets
Deposits with banks	$ 52,500	$ 156	0.30%	$ 38,039	$ 125	0.33%	$ 29,371	$ 86	0.29%

U.S.	49,123	132	0.27	32,770	95	0.29	24,988	67	0.27

Non-U.S.	3,377	24	0.71	5,269	30	0.57	4,383	19	0.43

Securities borrowed, securities purchased under agreements to resell and federal funds sold	331,828	(77)	(0.02)	351,896	666	0.19	353,719	540	0.15

U.S.	191,166	(431)	(0.23)	219,240	(249)	(0.11)	243,907	75	0.03

Non-U.S.	140,662	354	0.25	132,656	915	0.69	109,812	465	0.42

Financial instruments owned, at fair value [1,2]	310,982	9,817	3.16	287,322	10,718	3.73	273,801	10,346	3.78

U.S.	190,490	6,548	3.44	183,920	7,477	4.07	189,136	7,865	4.16

Non-U.S.	120,492	3,269	2.71	103,402	3,241	3.13	84,665	2,481	2.93

Other interest-earning assets [3]	136,427	1,485	1.09	143,270	1,665	1.16	118,364	1,337	1.13

U.S.	90,071	974	1.08	99,042	915	0.92	82,965	689	0.83

Non-U.S.	46,356	511	1.10	44,228	750	1.70	35,399	648	1.83
Total interest-earning assets	831,737	11,381	1.37	820,527	13,174	1.61	775,255	12,309	1.59

Cash and due from banks	7,357			4,987			3,709

Other non-interest-earning assets [2]	107,702			118,901			113,310
Total Assets	$946,796			$944,415			$892,274
Liabilities
Interest-bearing deposits	$ 56,399	399	0.71	$ 40,266	280	0.70	$ 38,011	304	0.80

U.S.	48,668	362	0.74	33,234	243	0.73	31,418	279	0.89

Non-U.S.	7,731	37	0.48	7,032	37	0.53	6,593	25	0.38

Securities loaned and securities sold under agreements to repurchase	177,550	822	0.46	171,753	905	0.53	160,280	708	0.44

U.S.	121,145	380	0.31	110,235	280	0.25	112,839	355	0.31

Non-U.S.	56,405	442	0.78	61,518	625	1.02	47,441	353	0.74

Financial instruments sold, but not yet purchased, at fair value [1,2]	94,740	2,438	2.57	102,282	2,464	2.41	89,040	1,859	2.09

U.S.	41,436	852	2.06	52,065	984	1.89	44,713	818	1.83

Non-U.S.	53,304	1,586	2.98	50,217	1,480	2.95	44,327	1,041	2.35

Short-term borrowings [4,5]	70,359	581	0.83	78,497	526	0.67	55,512	453	0.82

U.S.	47,614	479	1.01	50,659	431	0.85	33,306	394	1.18

Non-U.S.	22,745	102	0.45	27,838	95	0.34	22,206	59	0.27

Long-term borrowings 5, [6]	176,698	3,736	2.11	186,148	3,439	1.85	193,031	3,155	1.63

U.S.	170,163	3,582	2.11	179,004	3,235	1.81	183,338	2,910	1.59

Non-U.S.	6,535	154	2.36	7,144	204	2.86	9,693	245	2.53

Other interest-bearing liabilities [7]	206,790	(475)	(0.23)	203,940	368	0.18	189,008	327	0.17

U.S.	150,986	(988)	(0.65)	149,958	(535)	(0.36)	142,752	(221)	(0.15)

Non-U.S.	55,804	513	0.92	53,982	903	1.67	46,256	548	1.18
Total interest-bearing liabilities	782,536	7,501	0.96	782,886	7,982	1.02	724,882	6,806	0.94

Non-interest-bearing deposits	324			140			169

Other non-interest-bearing liabilities [2]	91,406			88,681			92,966
Total liabilities	874,266			871,707			818,017

Shareholders’ equity
Preferred stock	4,392			3,990			6,957

Common stock	68,138			68,718			67,300
Total shareholders’ equity	72,530			72,708			74,257

Total liabilities and shareholders’ equity	$946,796			$944,415			$892,274
Interest rate spread			0.41%			0.59%			0.65%

Net interest income and net yield on interest-earning assets		$ 3,880	0.47		$ 5,192	0.63		$ 5,503	0.71

U.S.		2,556	0.49		3,600	0.67		4,161	0.77

Non-U.S.		1,324	0.43		1,592	0.56		1,342	0.57

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [8]

Assets			37.38%			34.80%			30.22%

Liabilities			25.88			26.53			24.35

Goldman Sachs 2012 Form 10-K	231

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Consists of short-term other secured financings and unsecured short-term borrowings.

5.	Interest rates include the effects of interest rate swaps accounted for as hedges.

6.	Consists of long-term secured financings and unsecured long-term borrowings.

7.	Primarily consists of certain payables to customers and counterparties.

8.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

232	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Changes in Net Interest Income, Volume and Rate Analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes. In this analysis,

changes due to volume/rate variance have been allocated to volume.

	For the Year Ended
	December 2012 versus December 2011			December 2011 versus December 2010
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
in millions	Volume	Rate	Net change	Volume	Rate	Net change
Interest-earning assets
Deposits with banks	$ 32	$ (1)	$ 31	$ 28	$ 11	$ 39

U.S.	45	(8)	37	23	5	28

Non-U.S.	(13)	7	(6)	5	6	11

Securities borrowed, securities purchased under agreements to resell and federal funds sold	83	(826)	(743)	186	(60)	126

U.S.	63	(245)	(182)	28	(352)	(324)

Non-U.S.	20	(581)	(561)	158	292	450

Financial instruments owned, at fair value	689	(1,590)	(901)	375	(3)	372

U.S.	225	(1,154)	(929)	(212)	(176)	(388)

Non-U.S.	464	(436)	28	587	173	760

Other interest-earning assets	(74)	(106)	(180)	299	29	328

U.S.	(97)	156	59	149	77	226

Non-U.S.	23	(262)	(239)	150	(48)	102
Change in interest income	730	(2,523)	(1,793)	888	(23)	865
Interest-bearing liabilities
Interest-bearing deposits	118	1	119	15	(39)	(24)

U.S.	115	4	119	13	(49)	(36)

Non-U.S.	3	(3)	—	2	10	12

Securities loaned and securities sold under agreements to repurchase	(6)	(77)	(83)	136	61	197

U.S.	34	66	100	(7)	(68)	(75)

Non-U.S.	(40)	(143)	(183)	143	129	272

Financial instruments sold, but not yet purchased, at fair value	(127)	101	(26)	313	292	605

U.S.	(219)	87	(132)	139	27	166

Non-U.S.	92	14	106	174	265	439

Short-term borrowings	(54)	109	55	167	(94)	73

U.S.	(31)	79	48	147	(110)	37

Non-U.S.	(23)	30	7	20	16	36

Long-term borrowings	(200)	497	297	(151)	435	284

U.S.	(186)	533	347	(78)	403	325

Non-U.S.	(14)	(36)	(50)	(73)	32	(41)

Other interest-bearing liabilities	10	(853)	(843)	103	(62)	41

U.S.	(7)	(446)	(453)	(26)	(288)	(314)

Non-U.S.	17	(407)	(390)	129	226	355
Change in interest expense	(259)	(222)	(481)	583	593	1,176
Change in net interest income	$ 989	$(2,301)	$(1,312)	$ 305	$(616)	$ (311)

Goldman Sachs 2012 Form 10-K	233

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Available-for-sale Securities Portfolio

The table below presents the fair value of available-for-sale securities. As of December 2012, such assets related to the firm’s reinsurance business were classified as held for sale and were included in “Other assets.” See Note 12 for further information about assets held for sale.

in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, December 2012
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 467	$ —	$ —	$ 467

U.S. government and federal agency obligations	814	47	(5)	856

Non-U.S. government and agency obligations	2	—	—	2

Mortgage and other asset-backed loans and securities	3,049	341	(8)	3,382

Corporate debt securities	3,409	221	(5)	3,625

State and municipal obligations	539	91	(1)	629

Other debt obligations	112	3	(2)	113
Total available-for-sale securities	$8,392	$703	$ (21)	$9,074
Available-for-sale securities, December 2011
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 406	$ —	$ —	$ 406

U.S. government and federal agency obligations	582	80	—	662

Non-U.S. government and agency obligations	19	—	—	19

Mortgage and other asset-backed loans and securities	1,505	30	(119)	1,416

Corporate debt securities	1,696	128	(11)	1,813

State and municipal obligations	418	63	—	481

Other debt obligations	67	—	(3)	64
Total available-for-sale securities	$4,693	$301	$(133)	$4,861

234	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

The table below presents the fair value, amortized cost and weighted average yields of available-for-sale securities by contractual maturity. Yields are calculated on a weighted average basis.

	As of December 2012
	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
$ in millions	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale securities
Commercial paper, certificates of deposit, time deposits and other money market instruments	$467	—%	$ —	—%	$ —	—%	$ —	—%	$ 467	%

U.S. government and federal agency obligations	57	—	267	1	88	2	444	4	856	3

Non-U.S. government and agency obligations	—	—	—	—	—	—	2	4	2	4

Mortgage and other asset-backed loans and securities	4	3	218	5	23	6	3,137	6	3,382	6

Corporate debt securities	74	2	804	3	1,567	4	1,180	5	3,625	4

State and municipal obligations	—	—	10	5	—	—	619	6	629	6

Other debt obligations	18	1	6	1	5	5	84	4	113	3
Total available-for-sale securities	$620		$1,305		$1,683		$5,466		$9,074
Amortized cost of available-for-sale securities	$617		$1,267		$1,593		$4,915		$8,392

	As of December 2011
	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
$ in millions	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale securities
Commercial paper, certificates of deposit, time deposits and other money market instruments	$406	—%	$ —	—%	$ —	—%	$ —	—%	$ 406	—%

U.S. government and federal agency obligations	72	—	132	3	69	2	389	4	662	3

Non-U.S. government and agency obligations	—	—	9	3	9	6	1	4	19	4

Mortgage and other asset-backed loans and securities	—	—	120	7	19	5	1,277	10	1,416	10

Corporate debt securities	33	5	425	4	848	5	507	6	1,813	5

State and municipal obligations	1	5	12	5	—	—	468	6	481	6

Other debt obligations	—	—	10	4	—	—	54	3	64	3
Total available-for-sale securities	$512		$ 708		$ 945		$2,696		$4,861
Amortized cost of available-for-sale securities	$512		$ 696		$ 899		$2,586		$4,693

Goldman Sachs 2012 Form 10-K	235

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Deposits

The table below presents a summary of the firm’s interest-bearing deposits.

	Average Balances			Average Interest Rates
	Year Ended December			Year Ended December
$ in millions	2012	2011	2010	2012	2011	2010
U.S.:
Savings [1]	$32,235	$25,916	$23,260	0.42%	0.42%	0.44%

Time	16,433	7,318	8,158	1.38	1.84	2.16
Total U.S. deposits	48,668	33,234	31,418	0.74	0.73	0.89

Non-U.S.:
Demand	5,318	5,378	5,559	0.30	0.46	0.34

Time	2,413	1,654	1,034	0.87	0.73	0.58
Total Non-U.S. deposits	7,731	7,032	6,593	0.48	0.53	0.38
Total deposits	$56,399	$40,266	$38,011	0.71	0.70	0.80

1.	Amounts are available for withdrawal upon short notice, generally within seven days.

Ratios

The table below presents selected financial ratios.

	Year Ended December
	2012	2011	2010
Net earnings to average assets	0.8%	0.5%	0.9%

Return on average common shareholders’ equity [1]	10.7	3.7	11.5

Return on average total shareholders’ equity [2]	10.3	6.1	11.3

Total average equity to average assets	7.7	7.7	8.3

Dividend payout ratio [3]	12.5	31.0	10.6

1.	Based on net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on net earnings divided by average monthly total shareholders’ equity.

3.	Dividends declared per common share as a percentage of diluted earnings per common share.

Short-term and Other Borrowed Funds

The table below presents a summary of the firm’s securities loaned and securities sold under agreements to repurchase and short-term borrowings. These borrowings generally mature within one year of the financial statement date and include borrowings that are redeemable at the option of the holder within one year of the financial statement date.

	Securities Loaned and Securities Sold Under Agreements to Repurchase			Short-Term Borrowings [1,2]
	As of December			As of December
$ in millions	2012	2011	2010	2012	2011	2010
Amounts outstanding at year-end	$185,572	$171,684	$173,557	$67,349	$78,223	$72,371

Average outstanding during the year	177,550	171,753	160,280	70,359	78,497	55,512

Maximum month-end outstanding	198,456	190,453	173,557	75,280	87,281	72,371

Weighted average interest rate
During the year	0.46%	0.53%	0.44%	0.83%	0.67%	0.82%

At year-end	0.44	0.39	0.44	0.79	0.92	0.63

1.	Includes short-term secured financings of $23.05 billion, $29.19 billion and $24.53 billion as of December 2012, December 2011 and December 2010, respectively.

2.	The weighted average interest rates for these borrowings include the effect of hedging activities.

236	Goldman Sachs 2012 Form 10-K

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

	As of December 2012
in millions	Banks		Governments	Other		Total
Country
Cayman Islands	$ —		$ —	$39,283		$39,283

France	24,333	[1]	2,370	5,819		32,522

Japan	16,679		19	8,908		25,606

Germany	4,012		10,976	7,912		22,900

Spain	3,790		4,237	1,816		9,843

Ireland	438		68	7,057		7,563	[2]

United Kingdom	1,422		237	5,874		7,533

China	2,564		1,265	3,564		7,393

Brazil	1,383		3,704	2,280		7,367

Switzerland	3,706		230	3,133		7,069

	As of December 2011
in millions	Banks		Governments	Other		Total
Country
France	$33,916	[1]	$ 2,859	$ 3,776		$40,551

Cayman Islands	—		—	33,742		33,742

Japan	18,745		31	6,457		25,233

Germany	5,458		16,089	3,162		24,709

United Kingdom	2,111		3,349	5,243		10,703

Italy	6,143		3,054	841		10,038	[3]

Ireland	1,148		63	8,801	[2]	10,012

China	6,722		38	2,908		9,668

Switzerland	3,836		40	5,112		8,988

Canada	676		1,019	6,841		8,536

Australia	1,597		470	5,209		7,276

1.	Primarily comprised of secured lending transactions with a clearing house which are secured by collateral.

2.	Primarily comprised of interests in and receivables from funds domiciled in Ireland, but whose underlying investments are primarily located outside of Ireland, and secured lending transactions.

3.	Primarily comprised of secured lending transactions which are primarily secured by German government obligations.

Goldman Sachs 2012 Form 10-K	237

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

	As of December 2010
in millions	Banks		Governments	Other	Total
Country
France	$29,250	[1]	$ 7,373	$ 4,860	$41,483

Cayman Islands	7		—	35,850	35,857

Japan	21,881		49	8,002	29,932

Germany	3,767		16,572	2,782	23,121

China	10,849		701	2,931	14,481

United Kingdom	2,829		2,401	6,800	12,030

Switzerland	2,473		151	7,616	10,240

Canada	260		366	6,741	7,367

1.	Primarily comprised of secured lending transactions with a clearing house which are secured by collateral.

238	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two years.

Item 9A.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.    Other Information

Effective February 28, 2013, the Board approved an amendment to our Amended and Restated By-Laws solely to change two references to the “Corporate Governance and Nominating Committee” to the “Corporate Governance, Nominating and Public Responsibilities Committee,” reflecting a change in the name of that Board committee.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on page 39 of this Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2012 (2013 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included under “Available Information” in Part I, Item 1 of this Form  10-K.

Item 11.    Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2013 Proxy Statement and is incorporated herein by reference.

Goldman Sachs 2012 Form 10-K	239

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2013 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2012, the last day of 2012, regarding securities to be issued on exercise of outstanding stock options or pursuant to outstanding restricted stock units and performance-based awards, and securities remaining available for issuance under our equity compensation plans that were in effect during 2012.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan [1]	67,026,957	[2]	$99.51	[3]	188,268,143	[4]

Equity compensation plans not approved by security holders	None	—		—		—
Total		67,026,957	[2]			188,268,143	[4]

1.

The Goldman Sachs Amended and Restated Stock Incentive Plan (SIP) was approved by the shareholders of Group Inc. at our 2003 Annual Meeting of Shareholders and is a successor plan to The Goldman Sachs 1999 Stock Incentive Plan (1999 Plan), which was approved by our shareholders immediately prior to our initial public offering in May 1999 and under which no additional awards have been granted since approval of the SIP. The SIP was amended and restated, effective December 31, 2008 and further amended on December 20, 2012 to extend its term until Group Inc.’s 2013 Annual Meeting of Shareholders, at which meeting approval of a new equity compensation plan will be voted upon by shareholders.

2.

Includes: (i) 43,217,111 shares of common stock that may be issued upon exercise of outstanding options; (ii) 23,803,555 shares that may be issued pursuant to outstanding restricted stock units; and (iii) 6,291 shares that may be issued pursuant to outstanding performance-based units granted under the SIP. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2013 Proxy Statement and is incorporated herein by reference.

240	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in this Form 10-K are included in Part II, Item 8 hereof.

2. Exhibits

2.1	Plan of Incorporation (incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449)).

3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of November 20, 2012.

3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of February 28, 2013.

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

10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.2	Amendment to The Goldman Sachs Amended and Restated Stock Incentive Plan, effective December 20, 2012. †

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

Goldman Sachs 2012 Form 10-K	241

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.7

Amended and Restated Shareholders’ Agreement, effective as of January 22, 2010, among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.8	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).

10.11	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).

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

10.17

Letter, dated May 12, 2009, from The Goldman Sachs Group, Inc. to Mr. James J. Schiro (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 26, 2009). †

10.18

Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †

10.19

The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors (terminated as of December 15, 2008) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †

10.20	Form of Year-End Option Award Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.21

Form of Year-End RSU Award Agreement (French alternative award) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.22

Amendments to 2005 and 2006 Year-End RSU and Option Award Agreements (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †

10.23	Form of Non-Employee Director Option Award Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.24	Form of Non-Employee Director RSU Award Agreement. †

10.25

Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 26, 2005).

10.26

General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).

242	Goldman Sachs 2012 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.27

Goldman, Sachs & Co. Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †

10.28

Form of Goldman, Sachs & Co. Executive Life Insurance Policy with Pacific Life & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †

10.29

Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006). †

10.30	Description of PMD Retiree Medical Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 29, 2008). †

10.31

Letter, dated June 28, 2008, from The Goldman Sachs Group, Inc. to Mr. Lakshmi N. Mittal (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 30, 2008). †

10.32

Securities Purchase Agreement, dated September 29, 2008, between The Goldman Sachs Group, Inc. and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 29, 2008).

10.33

General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S-3, filed March 19, 2009).

10.34

Guarantee Agreement, dated November 28, 2008 and amended effective as of January 1, 2010, between The Goldman Sachs Group, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.35

Collateral Agreement, dated November 28, 2008, between The Goldman Sachs Group, Inc., Goldman Sachs Bank USA and each other party that becomes a pledgor pursuant thereto (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).

10.36	Form of One-Time RSU Award Agreement. †

10.37	Amendments to Certain Equity Award Agreements (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.38

Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.39	Form of Signature Card for Equity Awards. †

10.40	Form of Year-End RSU Award Agreement (not fully vested). †

10.41	Form of Year-End RSU Award Agreement (fully vested). †

10.42	Form of Year-End RSU Award Agreement (Base and/or Supplemental). †

10.43	Form of Year-End Short-Term RSU Award Agreement. †

10.44	Form of Year-End Restricted Stock Award Agreement. †

10.45	Form of Year-End Restricted Stock Award Agreement (fully vested). †

10.46	Form of Year-End Short-Term Restricted Stock Award Agreement. †

10.47

General Guarantee Agreement, dated March 2, 2010, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Execution & Clearing, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.48	Form of Deed of Gift (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †

10.49	The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †

Goldman Sachs 2012 Form 10-K	243

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.50	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †

10.51	Form of Performance-Based Option Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †

10.52	Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †

10.53

Amended and Restated General Guarantee Agreement dated November 21, 2011 made by the Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2011).

10.54	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †

10.55	Description of Compensation Arrangements with Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012). †

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.

99.2	Debt and trust securities registered under Section 12(b) of the Exchange Act.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, and (vi) the notes to the Consolidated Financial Statements.

† This exhibit is a management contract or a compensatory plan or arrangement.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

244	Goldman Sachs 2012 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Harvey M. Schwartz

	Name:	Harvey M. Schwartz
	Title:	Chief Financial Officer

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lloyd C. Blankfein Lloyd C. Blankfein	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/s/ M. Michele Burns M. Michele Burns	Director	February 28, 2013

/s/ Gary D. Cohn Gary D. Cohn	Director	February 28, 2013

/s/ Claes Dahlbäck Claes Dahlbäck	Director	February 28, 2013

/s/ Stephen Friedman Stephen Friedman	Director	February 28, 2013

/s/ William W. George William W. George	Director	February 28, 2013

/s/ James A. Johnson James A. Johnson	Director	February 28, 2013

/s/ Lakshmi N. Mittal Lakshmi N. Mittal	Director	February 28, 2013

/s/ Adebayo O. Ogunlesi Adebayo O. Ogunlesi	Director	February 28, 2013

/s/ James J. Schiro James J. Schiro	Director	February 28, 2013

/s/ Debora L. Spar Debora L. Spar	Director	February 28, 2013

Goldman Sachs 2012 Form 10-K	II-1

/s/ Mark Edward Tucker Mark Edward Tucker	Director	February 28, 2013

/s/ David A. Viniar David A. Viniar	Director	February 28, 2013

/s/ Harvey M. Schwartz Harvey M. Schwartz	Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ Sarah E. Smith Sarah E. Smith	Principal Accounting Officer	February 28, 2013

II-2	Goldman Sachs 2012 Form 10-K