Form 10-Q
period 2013-03-31
GOLDMAN SACHS GROUP INC
filed 2013-05-09
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 26, 2013, there were 458,505,280 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

Goldman Sachs March 2013 Form 10-Q	1

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March
in millions, except per share amounts	2013	2012
Revenues
Investment banking	$ 1,568	$1,160

Investment management	1,250	1,105

Commissions and fees	829	860

Market making	3,437	3,905

Other principal transactions	2,081	1,938
Total non-interest revenues	9,165	8,968

Interest income	2,608	2,833

Interest expense	1,683	1,852
Net interest income	925	981
Net revenues, including net interest income	10,090	9,949
Operating expenses
Compensation and benefits	4,339	4,378

Brokerage, clearing, exchange and distribution fees	561	567

Market development	141	117

Communications and technology	188	196

Depreciation and amortization	302	433

Occupancy	218	212

Professional fees	246	234

Insurance reserves	127	157

Other expenses	595	474
Total non-compensation expenses	2,378	2,390
Total operating expenses	6,717	6,768
Pre-tax earnings	3,373	3,181

Provision for taxes	1,113	1,072
Net earnings	2,260	2,109

Preferred stock dividends	72	35
Net earnings applicable to common shareholders	$ 2,188	$2,074
Earnings per common share
Basic	$ 4.53	$ 4.05

Diluted	4.29	3.92

Dividends declared per common share	$ 0.50	$ 0.35

Average common shares outstanding
Basic	482.1	510.8

Diluted	509.8	529.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March
in millions	2013	2012
Net earnings	$2,260	$2,109

Other comprehensive income/(loss), net of tax:
Currency translation adjustment, net of tax	(26)	(28)

Pension and postretirement liability adjustments, net of tax	(4)	7

Net unrealized gains on available-for-sale securities, net of tax	15	30
Other comprehensive income/(loss)	(15)	9
Comprehensive income	$2,245	$2,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2013 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
in millions, except share and per share amounts	March 2013	December 2012
Assets
Cash and cash equivalents	$ 63,333	$ 72,669

Cash and securities segregated for regulatory and other purposes (includes $22,676 and $30,484 at fair value as of March 2013 and December 2012, respectively)	41,044	49,671

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $158,283 and $141,331 at fair value as of March 2013 and December 2012, respectively)	158,506	141,334

Securities borrowed (includes $54,879 and $38,395 at fair value as of March 2013 and December 2012, respectively)	172,041	136,893

Receivables from brokers, dealers and clearing organizations	20,501	18,480

Receivables from customers and counterparties (includes $7,154 and $7,866 at fair value as of March 2013 and December 2012, respectively)	77,917	72,874

Financial instruments owned, at fair value (includes $67,891 and $67,177 pledged as collateral as of March 2013 and December 2012, respectively)	387,393	407,011

Other assets (includes $13,448 and $13,426 at fair value as of March 2013 and December 2012, respectively)	38,488	39,623
Total assets	$959,223	$938,555
Liabilities and shareholders’ equity
Deposits (includes $7,070 and $5,100 at fair value as of March 2013 and December 2012, respectively)	$ 72,685	$ 70,124

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	155,356	171,807

Securities loaned (includes $2,423 and $1,558 at fair value as of March 2013 and December 2012, respectively)	20,669	13,765

Other secured financings (includes $28,482 and $30,337 at fair value as of March 2013 and December 2012, respectively)	29,468	32,010

Payables to brokers, dealers and clearing organizations	6,949	5,283

Payables to customers and counterparties	196,578	189,202

Financial instruments sold, but not yet purchased, at fair value	153,749	126,644

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $18,298 and $17,595 at fair value as of March 2013 and December 2012, respectively)	40,980	44,304

Unsecured long-term borrowings (includes $12,248 and $12,593 at fair value as of March 2013 and December 2012, respectively)	167,008	167,305

Other liabilities and accrued expenses (includes $11,842 and $12,043 at fair value as of March 2013 and December 2012, respectively)	38,553	42,395
Total liabilities	881,995	862,839

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $6,200 as of both March 2013 and December 2012	6,200	6,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 822,358,425 and 816,807,400 shares issued as of March 2013 and December 2012, respectively, and 460,782,218 and 465,148,387 shares outstanding as of March 2013 and December 2012, respectively	8	8

Restricted stock units and employee stock options	3,679	3,298

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	48,732	48,030

Retained earnings	67,164	65,223

Accumulated other comprehensive loss	(208)	(193)

Stock held in treasury, at cost, par value $0.01 per share; 361,576,209 and 351,659,015 shares as of March 2013 and December 2012, respectively	(48,347)	(46,850)
Total shareholders’ equity	77,228	75,716
Total liabilities and shareholders’ equity	$959,223	$938,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended	Year Ended
in millions	March 2013	December 2012
Preferred stock
Balance, beginning of year	$ 6,200	$ 3,100

Issued	—	3,100
Balance, end of period	6,200	6,200

Common stock
Balance, beginning of year	8	8

Issued	—	—
Balance, end of period	8	8

Restricted stock units and employee stock options
Balance, beginning of year	3,298	5,681

Issuance and amortization of restricted stock units and employee stock options	1,502	1,368

Delivery of common stock underlying restricted stock units	(1,099)	(3,659)

Forfeiture of restricted stock units and employee stock options	(18)	(90)

Exercise of employee stock options	(4)	(2)
Balance, end of period	3,679	3,298

Additional paid-in capital
Balance, beginning of year	48,030	45,553

Delivery of common stock underlying share-based awards	1,102	3,939

Cancellation of restricted stock units in satisfaction of withholding tax requirements	(458)	(1,437)

Preferred stock issuance costs	—	(13)

Excess net tax benefit/(provision) related to share-based awards	58	(11)

Cash settlement of share-based compensation	—	(1)
Balance, end of period	48,732	48,030

Retained earnings
Balance, beginning of year	65,223	58,834

Net earnings	2,260	7,475

Dividends and dividend equivalents declared on common stock and restricted stock units	(247)	(903)

Dividends declared on preferred stock	(72)	(183)
Balance, end of period	67,164	65,223

Accumulated other comprehensive loss
Balance, beginning of year	(193)	(516)

Other comprehensive income/(loss)	(15)	323
Balance, end of period	(208)	(193)

Stock held in treasury, at cost
Balance, beginning of year	(46,850)	(42,281)

Repurchased	(1,525)	(4,637)

Reissued	38	77

Other	(10)	(9)
Balance, end of period	(48,347)	(46,850)
Total shareholders’ equity	$ 77,228	$ 75,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2013 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March
in millions	2013	2012
Cash flows from operating activities
Net earnings	$ 2,260	$ 2,109

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	302	433

Share-based compensation	1,509	643

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	8,527	11,165

Net receivables from brokers, dealers and clearing organizations	(339)	(2,671)

Net payables to customers and counterparties	3,356	7,290

Securities borrowed, net of securities loaned	(28,245)	(14,813)

Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(33,576)	15,328

Financial instruments owned, at fair value	20,028	(22,023)

Financial instruments sold, but not yet purchased, at fair value	27,227	6,304

Other, net	(6,747)	11
Net cash provided by/(used for) operating activities	(5,698)	3,776

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(171)	(390)

Proceeds from sales of property, leasehold improvements and equipment	17	13

Business acquisitions, net of cash acquired	(160)	(39)

Proceeds from sales of investments	526	130

Purchase of available-for-sale securities	(501)	(653)

Proceeds from sales of available-for-sale securities	709	699

Loans held for investment, net	(1,373)	(238)
Net cash used for investing activities	(953)	(478)

Cash flows from financing activities
Unsecured short-term borrowings, net	(435)	(869)

Other secured financings (short-term), net	(4,824)	(483)

Proceeds from issuance of other secured financings (long-term)	1,829	798

Repayment of other secured financings (long-term), including the current portion	(969)	(4,334)

Proceeds from issuance of unsecured long-term borrowings	13,069	9,358

Repayment of unsecured long-term borrowings, including the current portion	(12,530)	(11,134)

Derivative contracts with a financing element, net	380	208

Deposits, net	2,562	4,765

Common stock repurchased	(1,525)	(365)

Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(319)	(220)

Proceeds from issuance of common stock, including stock option exercises	14	39

Excess tax benefit related to share-based compensation	63	70

Cash settlement of share-based compensation	—	(1)
Net cash used for financing activities	(2,685)	(2,168)
Net increase/(decrease) in cash and cash equivalents	(9,336)	1,130

Cash and cash equivalents, beginning of year	72,669	56,008
Cash and cash equivalents, end of period	$ 63,333	$ 57,138

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $1.96 billion and $4.04 billion during the three months ended March 2013 and March 2012, respectively.

Cash payments for income taxes, net of refunds were $464 million during the three months ended March 2013. Income tax refunds, net of cash payments were $29 million during the three months ended March 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs March 2013 Form 10-Q

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2012. References to “the firm’s Annual Report on Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial information as of December 31, 2012 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to March 2013 and March 2012 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2013 and March 31, 2012, respectively. All references to December 2012 refer to the date December 31, 2012. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs March 2013 Form 10-Q	7

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

8	Goldman Sachs March 2013 Form 10-Q

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

Goldman Sachs March 2013 Form 10-Q	9

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

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2013 and December 2012.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2013 and December 2012.

10	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Offsetting Assets and Liabilities

To reduce credit exposures on derivatives and securities financing transactions, the firm may enter into netting agreements with counterparties that permit it to offset receivables and payables with such counterparties. Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) in the condensed consolidated statements of financial condition when a legal right of setoff exists under an enforceable netting arrangement or similar agreement. Resale and repurchase agreements and securities borrowed and loaned transactions with the same term and currency may be presented on a net-by-counterparty basis in the condensed consolidated statements of financial condition when such transactions meet certain settlement criteria and are subject to agreements that provide for rights of setoff upon a termination event.

The firm receives and posts cash and securities collateral with respect to its derivatives, resale and repurchase agreements, and securities borrowed and loaned transactions. Such collateral is subject to the terms of the related credit support agreements. In the condensed consolidated statements of financial condition, derivatives are reported net of cash collateral received and posted under enforceable credit support agreements, when transacted under an enforceable netting agreement. In the condensed consolidated statements of financial condition, resale and repurchase agreements, and securities borrowed and loaned are not reported net of the related cash and securities received or posted as collateral. See Note 9 for further information about collateral received and pledged, including rights to deliver or repledge collateral.

In order to assess enforceability of the firm’s right of setoff under netting and credit support agreements, the firm evaluates various factors including applicable bankruptcy laws, local statutes and regulatory provisions in the jurisdiction of the parties to the agreement. See Notes 7 and 9 for further information about offsetting.

Insurance Activities

Certain of the firm’s insurance and reinsurance contracts are accounted for at fair value under the fair value option, with changes in fair value included in “Market making” revenues. See Note 8 for further information about the fair values of these insurance and reinsurance contracts. See Note 12 for further information about the firm’s reinsurance business classified as held for sale as of March 2013 and December 2012.

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

Goldman Sachs March 2013 Form 10-Q	11

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of March 2013 and December 2012, “Cash and cash equivalents” included $5.95 billion and $6.75 billion, respectively, of cash and due from banks, and $57.38 billion and $65.92 billion, respectively, of interest-bearing deposits with banks.

Recent Accounting Developments

Derecognition of in Substance Real Estate (ASC 360). In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360) — Derecognition of in Substance Real Estate — a Scope Clarification.” ASU No. 2011-10 clarifies that in order to deconsolidate a subsidiary (that is in substance real estate) as a result of a parent no longer controlling the subsidiary due to a default on the subsidiary’s nonrecourse debt, the parent also must satisfy the sale criteria in ASC 360-20, “Property, Plant, and Equipment — Real Estate Sales.” The ASU was effective for fiscal years beginning on or after June 15, 2012. The firm applied the provisions of the ASU to such events occurring on or after January 1, 2013. Adoption of ASU No. 2011-10 did not materially affect the firm’s financial condition, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities (ASC 210). In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11, as amended by ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” requires disclosure of the effect or potential effect of offsetting arrangements on the firm’s financial position as well as enhanced disclosure of the rights of setoff associated with the firm’s recognized derivative instruments, resale and repurchase agreements, and securities borrowing and lending transactions. ASU No. 2011-11 was effective for periods beginning on or after January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption did not affect the firm’s financial condition, results of operations or cash flows. See Notes 7 and 9 for further information about the firm’s offsetting and related arrangements.

12	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for further information about the fair value option. The table below presents the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value. The firm held $8.90 billion and $9.07 billion as of March 2013 and December 2012, respectively, of securities accounted for as available-for-sale related to the firm’s reinsurance business. As of March 2013 and December 2012, such assets were classified as held for sale and were included in “Other assets.” See Note 12 for further information about assets held for sale.

	As of March 2013			As of December 2012
in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 5,705	$ —		$ 6,057	$ —

U.S. government and federal agency obligations	96,930	25,894		93,241	15,905

Non-U.S. government and agency obligations	57,657	42,754		62,250	32,361

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,909	11		9,805	—

Loans and securities backed by residential real estate	7,570	2		8,216	4

Bank loans and bridge loans	22,467	1,479	[3]	22,407	1,779	[3]

Corporate debt securities	20,442	6,874		20,981	5,761

State and municipal obligations	2,219	7		2,477	1

Other debt obligations	2,481	—		2,251	—

Equities and convertible debentures	89,278	24,381		96,454	20,406

Commodities [1]	7,695	—		11,696	—

Derivatives [2]	68,040	52,347		71,176	50,427
Total	$387,393	$153,749		$407,011	$126,644

1.

Includes commodities that have been transferred to third parties, which were accounted for as collateralized financings rather than sales, of $2.77 billion and $4.29 billion as of March 2013 and December 2012, respectively.

2.

Reported on a net-by-counterparty basis when a legal right of setoff exists under an enforceable netting agreement and reported net of cash collateral received or posted under enforceable credit support agreements.

3.	Primarily relates to the fair value of unfunded lending commitments for which the fair value option was elected.

Goldman Sachs March 2013 Form 10-Q	13

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

	Three Months Ended March
in millions	2013	2012
Interest rates	$(1,141)	$1,889

Credit	1,828	1,710

Currencies	2,460	(724)

Equities	1,908	1,973

Commodities	493	471

Other	(30)	524
Total	$ 5,518	$5,843

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

Level 2. Inputs to valuation techniques are observable, either directly or indirectly.

Level 3. One or more inputs to valuation techniques are significant and unobservable.

14	Goldman Sachs March 2013 Form 10-Q

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

	As of
$ in millions	March 2013	December 2012
Total level 1 financial assets	$175,729	$ 190,737

Total level 2 financial assets	512,909	502,293

Total level 3 financial assets	46,023	47,095

Cash collateral and counterparty netting [1]	(90,828)	(101,612)
Total financial assets at fair value	$643,833	$ 638,513

Total assets	$959,223	$ 938,555

Total level 3 financial assets as a percentage of Total assets	4.8%	5.0%

Total level 3 financial assets as a percentage of Total financial assets at fair value	7.1%	7.4%

Total level 1 financial liabilities	$ 90,186	$ 65,994

Total level 2 financial liabilities	304,217	318,764

Total level 3 financial liabilities	24,759	25,679

Cash collateral and counterparty netting [1]	(29,694)	(32,760)
Total financial liabilities at fair value	$389,468	$ 377,677

Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	6.4%	6.8%

1.

Represents the impact on derivatives of cash collateral, and counterparty netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

Level 3 financial assets as of March 2013 decreased compared with December 2012, primarily reflecting a decrease in level 3 derivative assets, principally due to unrealized losses on currency derivative assets and settlements of credit derivative assets.

See Notes 6, 7 and 8 for further information about level 3 cash instruments, derivatives and other financial assets and financial liabilities accounted for at fair value under the fair value option, respectively, including information about significant unrealized gains and losses, and transfers in and out of level 3.

Goldman Sachs March 2013 Form 10-Q	15

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

16	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Valuation Techniques and Significant Inputs

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

Goldman Sachs March 2013 Form 10-Q	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The tables below present the ranges of significant unobservable inputs used to value the firm’s level 3 cash instruments. These ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument. The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one cash instrument.

For example, the highest multiple presented in the tables below for private equity investments is appropriate for valuing a specific private equity investment but may not be appropriate for valuing any other private equity investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 cash instruments.

Level 3 Cash Instruments	Level 3 Assets as of March 2013 (in millions)	Significant Unobservable Inputs by Valuation Technique	Range of Significant Unobservable Inputs (Weighted Average 1) as of March 2013
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$3,164	Discounted cash flows:
		• Yield	3.6% to 27.9% (8.6%)
		• Recovery rate [3]	36.0% to 98.3% (71.4%)
		• Duration (years) [4]	0.6 to 7.0 (2.9)
		• Basis	(19) points to 16 points (3 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,683	Discounted cash flows:
		• Yield	3.6% to 16.9% (9.1%)
		• Cumulative loss rate	0.0% to 61.8% (29.6%)
		• Duration (years) [4]	1.4 to 8.7 (3.5)
Bank loans and bridge loans	$11,688	Discounted cash flows:
		• Yield	0.4% to 36.5% (8.6%)
		• Recovery rate [3]	28.1% to 85.0% (59.5%)
		• Duration (years) [4]	0.4 to 4.6 (2.2)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$3,678	Discounted cash flows:
		• Yield	0.5% to 35.3% (7.8%)
		• Recovery rate [3]	0.0% to 70.0% (64.9%)
		• Duration (years) [4]	0.4 to 14.6 (4.0)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$15,224 [2]	Comparable multiples:
		• Multiples	0.7x to 25.7x (7.0x)
Discounted cash flows:
		• Discount rate	10.0% to 25.0% (13.9%)
		• Long-term growth rate/compound annual growth rate	0.7% to 25.0% (9.0%)
		• Capitalization rate	3.3% to 11.4% (6.9%)

1.	Weighted averages are calculated by weighting each input by the relative fair value of the respective financial instruments.

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

4.	Duration is an estimate of the timing of future cash flows and, in certain cases, may incorporate the impact of other unobservable inputs (e.g., prepayment speeds).

18	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Cash Instruments	Level 3 Assets as of December 2012 (in millions)	Significant Unobservable Inputs by Valuation Technique	Range of Significant Unobservable Inputs (Weighted Average 1) as of December 2012
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$3,389	Discounted cash flows:
		• Yield	4.0% to 43.3% (9.8%)
		• Recovery rate [3]	37.0% to 96.2% (81.7%)
		• Duration (years) [4]	0.1 to 7.0 (2.6)
		• Basis	(13) points to 18 points (2 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,619	Discounted cash flows:
		• Yield	3.1% to 17.0% (9.7%)
		• Cumulative loss rate	0.0% to 61.6% (31.6%)
		• Duration (years) [4]	1.3 to 5.9 (3.7)
Bank loans and bridge loans	$11,235	Discounted cash flows:
		• Yield	0.3% to 34.5% (8.3%)
		• Recovery rate [3]	16.5% to 85.0% (56.0%)
		• Duration (years) [4]	0.2 to 4.4 (1.9)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$4,651	Discounted cash flows:
		• Yield	0.6% to 33.7% (8.6%)
		• Recovery rate [3]	0.0% to 70.0% (53.4%)
		• Duration (years) [4]	0.5 to 15.5 (4.0)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$14,855 [2]	Comparable multiples:
		• Multiples	0.7x to 21.0x (7.2x)
Discounted cash flows:
		• Discount rate	10.0% to 25.0% (14.3%)
		• Long-term growth rate/ compound annual growth rate	0.7% to 25.0% (9.3%)
		• Capitalization rate	3.9% to 11.4% (7.3%)

1.	Weighted averages are calculated by weighting each input by the relative fair value of the respective financial instruments.

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

Goldman Sachs March 2013 Form 10-Q	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of March 2013
in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 1,294	$ 4,411	$ —		$ 5,705

U.S. government and federal agency obligations	46,973	49,957	—		96,930

Non-U.S. government and agency obligations	40,379	17,231	47		57,657

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	3,745	3,164		6,909

Loans and securities backed by residential real estate	—	5,887	1,683		7,570

Bank loans and bridge loans	—	10,779	11,688		22,467

Corporate debt securities [2]	132	17,868	2,442		20,442

State and municipal obligations	—	1,885	334		2,219

Other debt obligations [2]	—	1,626	855		2,481

Equities and convertible debentures	64,850	9,204	15,224	[3]	89,278

Commodities	—	7,695	—		7,695
Total	$153,628	$130,288	$35,437		$319,353

	Cash Instrument Liabilities at Fair Value as of March 2013
in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 25,665	$ 229	$ —		$ 25,894

Non-U.S. government and agency obligations	41,389	1,365	—		42,754

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	11	—		11

Loans and securities backed by residential real estate	—	2	—		2

Bank loans and bridge loans	—	1,044	435		1,479

Corporate debt securities	10	6,862	2		6,874

State and municipal obligations	—	7	—		7

Equities and convertible debentures	22,974	1,403	4		24,381
Total	$ 90,038	$ 10,923	$ 441		$101,402

1.	Includes $609 million and $452 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $583 million and $1.46 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $13.27 billion of private equity investments, $1.45 billion of investments in real estate entities and $508 million of convertible debentures.

20	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Cash Instrument Assets at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 2,155	$ 3,902	$ —		$ 6,057

U.S. government and federal agency obligations	42,856	50,385	—		93,241

Non-U.S. government and agency obligations	46,715	15,509	26		62,250

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	6,416	3,389		9,805

Loans and securities backed by residential real estate	—	6,597	1,619		8,216

Bank loans and bridge loans	—	11,172	11,235		22,407

Corporate debt securities [2]	111	18,049	2,821		20,981

State and municipal obligations	—	1,858	619		2,477

Other debt obligations [2]	—	1,066	1,185		2,251

Equities and convertible debentures	72,875	8,724	14,855	[3]	96,454

Commodities	—	11,696	—		11,696
Total	$164,712	$135,374	$35,749		$335,835

	Cash Instrument Liabilities at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 15,475	$ 430	$ —		$ 15,905

Non-U.S. government and agency obligations	31,011	1,350	—		32,361

Mortgage and other asset-backed loans and securities:
Loans and securities backed by residential real estate	—	4	—		4

Bank loans and bridge loans	—	1,143	636		1,779

Corporate debt securities	28	5,731	2		5,761

State and municipal obligations	—	1	—		1

Equities and convertible debentures	19,416	986	4		20,406
Total	$ 65,930	$ 9,645	$ 642		$ 76,217

1.	Includes $489 million and $446 million of CDOs backed by real estate in level 2 and level 3, respectively.

2.	Includes $284 million and $1.76 billion of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $12.67 billion of private equity investments, $1.58 billion of investments in real estate entities and $600 million of convertible debentures.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 2013, transfers into level 2 from level 1 of cash instruments were $43 million, reflecting transfers of public equity securities due to less market activity in these securities.

During the three months ended March 2012, transfers into level 2 from level 1 of cash instruments were $728 million, consisting of transfers of public equity investments, primarily reflecting the impact of transfer restrictions. See level 3 rollforwards below for further information about transfers between level 2 and level 3.

Goldman Sachs March 2013 Form 10-Q	21

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

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the period.

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended March 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 26	$ 3		$ 2		$ 28		$ (9)	$ (1)	$ 1	$ (3)	$ 47

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,389	36		91		50		(249)	(277)	318	(194)	3,164

Loans and securities backed by residential real estate	1,619	38		25		268		(172)	(56)	104	(143)	1,683

Bank loans and bridge loans	11,235	153		97		1,460		(543)	(1,361)	1,688	(1,041)	11,688

Corporate debt securities	2,821	116		157		301		(728)	(141)	116	(200)	2,442

State and municipal obligations	619	2		1		19		(269)	(1)	—	(37)	334

Other debt obligations	1,185	19		21		192		(210)	(201)	61	(212)	855

Equities and convertible debentures	14,855	70		481		185		(378)	(543)	1,000	(446)	15,224
Total	$35,749	$437	[2]	$875	[2]	$2,503		$(2,558)	$(2,581)	$3,288	$(2,276)	$35,437

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended March 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 642	$ (4)		$ (11)		$ (147)		$ 97	$ 3	$ 22	$ (161)	$ 441

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $317 million, $687 million and $308 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $886 million (reflecting $875 million on cash instrument assets and $11 million on cash instrument liabilities) for the three months ended March 2013 primarily consisted of gains on private equity investments, corporate debt securities and mortgage and other asset-backed loans and securities. Unrealized gains during the three months ended March 2013 primarily reflected the impact of an increase in equity prices and generally tighter credit spreads.

Transfers into level 3 during the three months ended March 2013 primarily reflected transfers of certain bank loans and bridge loans and private equity investments from level 2, principally due to a lack of market transactions in these instruments.

Transfers out of level 3 during the three months ended March 2013 primarily reflected transfers of certain bank loans and bridge loans and private equity investments to level 2. Transfers of bank loans and bridge loans to level 2 were principally due to market transactions in certain loans and unobservable inputs no longer being significant to the valuation of other loans. Transfers of private equity investments to level 2 were principally due to market transactions in these instruments.

22	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended March 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ —	$ —	$ —	$ 8		$ —	$ —	$ —	$ —	$ 8

Non-U.S. government and agency obligations	148	(1)	(59)	7		(8)	—	20	(2)	105

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,346	39	96	295		(276)	(289)	486	(541)	3,156

Loans and securities backed by residential real estate	1,709	43	23	254		(181)	(101)	14	(151)	1,610

Bank loans and bridge loans	11,285	150	206	1,188		(1,246)	(792)	960	(700)	11,051

Corporate debt securities	2,480	92	158	295		(422)	(128)	260	(223)	2,512

State and municipal obligations	599	2	8	20		(39)	(2)	25	(1)	612

Other debt obligations	1,451	44	24	99		(120)	(56)	123	(16)	1,549

Equities and convertible debentures	13,667	39	332	558		(150)	(194)	779	(157)	14,874
Total	$34,685	$408 [2]	$788 [2]	$2,724		$(2,442)	$(1,562)	$2,667	$(1,791)	$35,477

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended March 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 905	$ (34)	$ (68)	$ (326)		$ 87	$ 195	$ 102	$ (114)	$ 747

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include approximately $167 million, $654 million and $375 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

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

Goldman Sachs March 2013 Form 10-Q	23

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

The firm’s investments in hedge funds are generally redeemable on a quarterly basis with 91 days’ notice, subject to a maximum redemption level of 25% of the firm’s initial investments at any quarter-end. The firm currently plans to comply with the Volcker Rule by redeeming certain of its interests in hedge funds. Since March 2012, the firm has redeemed approximately $1.32 billion of these interests in hedge funds, including approximately $260 million during the three months ended March 2013.

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of March 2013		As of December 2012
in millions	Fair Value of Investments	Unfunded Commitments	Fair Value of Investments	Unfunded Commitments
Private equity funds [1]	$ 7,183	$2,453	$ 7,680	$2,778

Credit funds [2]	3,976	2,884	3,927	2,843

Hedge funds [3]	2,339	—	2,167	—

Real estate funds [4]	2,058	868	2,006	870
Total	$15,556	$6,205	$15,780	$6,491

1.	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, growth investments and distressed investments.

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

4.	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

24	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7.

Derivatives and Hedging Activities

Derivative Activities

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors. Derivatives may be traded on an exchange (exchange-traded) or they may be privately negotiated contracts, which are usually referred to as over-the-counter (OTC) derivatives. Certain of the firm’s OTC derivatives are cleared and settled through central clearing counterparties (OTC-cleared), while others are bilateral contracts between two counterparties (bilateral OTC).

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

Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements. Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement. Derivative assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively. Substantially all gains and losses on derivatives not designated as hedges under ASC 815 are included in “Market making” and “Other principal transactions.”

The table below presents the fair value of derivatives on a net-by-counterparty basis.

	As of March 2013		As of December 2012
in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 4,455	$ 3,581	$ 3,772	$ 2,937

OTC	63,585	48,766	67,404	47,490
Total	$68,040	$52,347	$71,176	$50,427

Goldman Sachs March 2013 Form 10-Q	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the fair value and the notional amount of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure. OTC derivatives that are cleared with certain clearing organizations are reflected as settled each day. The table below also presents the amounts of counterparty netting and cash collateral that have been offset in the condensed consolidated statements of financial condition, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP. Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted in the table below. Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity, and do not represent anticipated losses.

	As of March 2013			As of December 2012
in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Interest rates	$ 518,022	$ 482,433	$36,083,019	$ 584,584	$ 545,605	$34,891,763

Exchange-traded	86	70	2,621,038	47	26	2,502,867

OTC-cleared	14,700	15,837	16,298,152	8,847	11,011	14,678,349

Bilateral OTC	503,236	466,526	17,163,829	575,690	534,568	17,710,547

Credit	81,669	72,495	3,632,242	85,816	74,927	3,615,757

OTC-cleared	3,595	3,348	323,457	3,359	2,638	304,100

Bilateral OTC	78,074	69,147	3,308,785	82,457	72,289	3,311,657

Currencies	69,534	62,197	4,053,493	72,128	60,808	3,833,114

Exchange-traded	45	68	13,815	31	82	12,341

OTC-cleared	31	20	8,723	14	14	5,487

Bilateral OTC	69,458	62,109	4,030,955	72,083	60,712	3,815,286

Commodities	22,246	21,752	819,726	23,320	24,350	774,115

Exchange-traded	5,491	4,640	396,230	5,360	5,040	344,823

OTC-cleared	31	40	874	26	23	327

Bilateral OTC	16,724	17,072	422,622	17,934	19,287	428,965

Equities	51,672	48,082	1,339,285	49,483	43,681	1,202,181

Exchange-traded	9,636	9,606	495,994	9,409	8,864	441,494

Bilateral OTC	42,036	38,476	843,291	40,074	34,817	760,687
Subtotal	743,143	686,959	45,927,765	815,331	749,371	44,316,930
Derivatives accounted for as hedges
Interest rates	20,825	180	132,886	23,772	66	128,302

OTC-cleared	9	—	66	—	—	—

Bilateral OTC	20,816	180	132,820	23,772	66	128,302

Currencies	37	39	8,427	21	86	8,452

OTC-cleared	—	—	84	—	—	3

Bilateral OTC	37	39	8,343	21	86	8,449
Subtotal	20,862	219	141,313	23,793	152	136,754
Gross fair value/notional amount of derivatives	$ 764,005 [1]	$ 687,178 [1]	$46,069,078	$ 839,124 [1]	$ 749,523 [1]	$44,453,684
Amounts that have been offset in the condensed consolidated statements of financial condition
Counterparty netting	(607,096)	(607,096)		(668,460)	(668,460)

Exchange-traded	(10,803)	(10,803)		(11,075)	(11,075)

OTC-cleared	(17,146)	(17,146)		(11,507)	(11,507)

Bilateral OTC	(579,147)	(579,147)		(645,878)	(645,878)

Cash collateral	(88,869)	(27,735)		(99,488)	(30,636)

OTC-cleared	(335)	(2,028)		(468)	(2,160)

Bilateral OTC	(88,534)	(25,707)		(99,020)	(28,476)
Fair value included in financial instruments owned/financial instruments sold, but not yet purchased	$ 68,040	$ 52,347		$ 71,176	$ 50,427
Amounts that have not been offset in the condensed consolidated statements of financial condition
Cash collateral received/posted	(937)	(3,706)		(812)	(2,994)

Securities collateral received/posted	(16,172)	(14,384)		(17,225)	(14,262)
Total	$ 50,931	$ 34,257		$ 53,139	$ 33,171

1.

Includes derivative assets and derivative liabilities of $25.43 billion and $27.30 billion, respectively, as of March 2013, and derivative assets and derivative liabilities of $24.62 billion and $25.73 billion, respectively, as of December 2012, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

26	Goldman Sachs March 2013 Form 10-Q

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

Goldman Sachs March 2013 Form 10-Q	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Valuation models require a variety of inputs, such as contractual terms, market prices, yield curves, discount rates (including those derived from interest rates on collateral received and posted as specified in credit support agreements for collateralized derivatives), credit curves, measures of volatility, prepayment rates, loss severity rates and correlations of such inputs. Inputs to the valuations of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

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

•

For level 3 credit derivatives, significant unobservable inputs include illiquid credit spreads, which are unique to specific reference obligations and reference entities, recovery rates and certain correlations required to value credit and mortgage derivatives (e.g., the likelihood of default of the underlying reference obligation relative to one another).

•

For level 3 equity derivatives, significant unobservable inputs generally include equity volatility inputs for options that are very long-dated and/or have strike prices that differ significantly from current market prices. In addition, the valuation of certain structured trades requires the use of level 3 correlation inputs, such as the correlation of the price performance of two or more individual stocks or the correlation of the price performance for a basket of stocks to another asset class such as commodities.

•

For level 3 commodity derivatives, significant unobservable inputs include volatilities for options with strike prices that differ significantly from current market prices and prices or spreads for certain products for which the product quality or physical location of the commodity is not aligned with benchmark indices.

Subsequent to the initial valuation of a level 3 derivative, the firm updates the level 1 and level 2 inputs to reflect observable market changes and any resulting gains and losses are recorded in level 3. Level 3 inputs are changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations or other empirical market data. In circumstances where the firm cannot verify the model value by reference to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. See below for further information about significant unobservable inputs used in the valuation of level 3 derivatives.

Valuation Adjustments

Valuation adjustments are integral to determining the fair value of derivative portfolios and are used to adjust the mid-market valuations produced by derivative pricing models to the appropriate exit price valuation. These adjustments incorporate bid/offer spreads, the cost of liquidity, credit valuation adjustments (CVA) and funding valuation adjustments, which account for the credit and funding risk inherent in the uncollateralized portion of derivative portfolios. Market-based inputs are generally used when calibrating valuation adjustments to market-clearing levels.

In addition, for derivatives that include significant unobservable inputs, the firm makes model or exit price adjustments to account for the valuation uncertainty present in the transaction.

28	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The tables below present the ranges of significant unobservable inputs used to value the firm’s level 3 derivatives. These ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative. The ranges, averages and medians of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one derivative.

For example, the highest correlation presented in the tables below for interest rate derivatives is appropriate for valuing a specific interest rate derivative but may not be appropriate for valuing any other interest rate derivative. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 derivatives.

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of March 2013 (in millions)	Significant Unobservable Inputs of Derivative Pricing Models	Range of Significant Unobservable Inputs (Average / Median) [1] as of March 2013
Interest rates	$(305)	Correlation [2] Volatility	22% to 84% (64% / 65%) 37 basis points per annum (bpa) to 59 bpa (48 bpa / 47 bpa)
Credit	$5,882	Correlation [2] Credit spreads Recovery rates	5% to 96% (52% / 50%) 3 bps to 6,149 bps (319 bps / 136 bps) [3] 20% to 88% (53% / 50%)
Currencies	$(289)	Correlation [2]	65% to 84% (75% / 77%)
Commodities	$(27)	Volatility Spread per million British Thermal units (MMBTU) of natural gas Price per megawatt hour of power Price per barrel of oil	9% to 56% (23% / 23%) $(0.71) to $3.80 ($(0.02) / $(0.01)) $17.26 to $60.18 ($36.21 / $35.82) $88.68 to $103.73 ($94.06 / $94.31)
Equities	$(1,135)	Correlation [2] Volatility	29% to 98% (55% / 53%) 9% to 67% (27% / 25%)

1.

Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average.

2.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (58)% to 82% (Average: 24% / Median: 33%) as of March 2013.

3.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

Goldman Sachs March 2013 Form 10-Q	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of December 2012 (in millions)	Significant Unobservable Inputs of Derivative Pricing Models	Range of Significant Unobservable Inputs (Average / Median) [1] as of December 2012
Interest rates	$(355)	Correlation [2] Volatility	22% to 97% (67% / 68%) 37 bpa to 59 bpa (48 bpa / 47 bpa)
Credit	$6,228	Correlation [2] Credit spreads Recovery rates	5% to 95% (50% / 50%) 9 bps to 2,341 bps (225 bps / 140 bps) [3] 15% to 85% (54% / 53%)
Currencies	$35	Correlation [2]	65% to 87% (76% / 79%)
Commodities	$(304)	Volatility Spread per MMBTU of natural gas Price per megawatt hour of power Price per barrel of oil	13% to 53% (30% / 29%) $(0.61) to $6.07 ($0.02 / $0.00) $17.30 to $57.39 ($33.17 / $32.80) $86.64 to $98.43 ($92.76 / $93.62)
Equities	$(1,248)	Correlation [2] Volatility	48% to 98% (68% / 67%) 15% to 73% (31% / 30%)

1.

Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average.

2.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (51)% to 66% (Average: 30% / Median: 35%) as of December 2012.

3.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

30	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Range of Significant Unobservable Inputs

The following provides further information about the ranges of significant unobservable inputs used to value the firm’s level 3 derivative instruments.

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

•

Credit spreads and recovery rates: The ranges for credit spreads and recovery rates cover a variety of underliers (index and single names), regions, sectors, maturities and credit qualities (high-yield and investment-grade). The broad range of this population gives rise to the width of the ranges of significant unobservable inputs.

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

Goldman Sachs March 2013 Form 10-Q	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Derivatives by Level

The tables below present the fair value of derivatives on a gross basis by level and major product type. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

	Derivative Assets at Fair Value as of March 2013
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 26	$ 538,655	$ 166	$ —		$ 538,847

Credit	—	71,039	10,630	—		81,669

Currencies	—	68,953	618	—		69,571

Commodities	—	21,765	481	—		22,246

Equities	28	51,062	582	—		51,672
Gross fair value of derivative assets	54	751,474	12,477	—		764,005

Counterparty netting [1]	—	(601,944)	(3,193)	(1,959	) [3]	(607,096)
Subtotal	$ 54	$ 149,530	$ 9,284	$(1,959)		$ 156,909

Cash collateral [2]						(88,869)
Fair value included in financial instruments owned						$ 68,040

	Derivative Liabilities at Fair Value as of March 2013
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 29	$ 482,113	$ 471	$ —		$ 482,613

Credit	—	67,747	4,748	—		72,495

Currencies	—	61,329	907	—		62,236

Commodities	—	21,244	508	—		21,752

Equities	119	46,246	1,717	—		48,082
Gross fair value of derivative liabilities	148	678,679	8,351	—		687,178

Counterparty netting [1]	—	(601,944)	(3,193)	(1,959	) [3]	(607,096)
Subtotal	$148	$ 76,735	$ 5,158	$(1,959)		$ 80,082

Cash collateral [2]						(27,735)
Fair value included in financial instruments sold, but not yet purchased						$ 52,347

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

32	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Derivative Assets at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$13	$ 608,151	$ 192	$ —		$ 608,356

Credit	—	74,907	10,909	—		85,816

Currencies	—	71,157	992	—		72,149

Commodities	—	22,697	623	—		23,320

Equities	43	48,698	742	—		49,483
Gross fair value of derivative assets	56	825,610	13,458	—		839,124

Counterparty netting [1]	—	(662,798)	(3,538)	(2,124	) [3]	(668,460)
Subtotal	$56	$ 162,812	$ 9,920	$(2,124)		$ 170,664

Cash collateral [2]						(99,488)
Fair value included in financial instruments owned						$ 71,176

	Derivative Liabilities at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$14	$ 545,110	$ 547	$ —		$ 545,671

Credit	—	70,246	4,681	—		74,927

Currencies	—	59,937	957	—		60,894

Commodities	—	23,423	927	—		24,350

Equities	50	41,641	1,990	—		43,681
Gross fair value of derivative liabilities	64	740,357	9,102	—		749,523

Counterparty netting [1]	—	(662,798)	(3,538)	(2,124	) [3]	(668,460)
Subtotal	$64	$ 77,559	$ 5,564	$(2,124)		$ 81,063

Cash collateral [2]						(30,636)
Fair value included in financial instruments sold, but not yet purchased						$ 50,427

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

Goldman Sachs March 2013 Form 10-Q	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

If a derivative was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. Transfers between levels are reported at the beginning of the reporting period in which they occur. In the tables below, negative amounts for transfers into level 3 and positive amounts for transfers out of level 3 represent net transfers of derivative liabilities.

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the period.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended March 2013
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (355)	$ (6)		$ 30		$ 5	$ —	$ 51	$ (14)	$ (16)	$ (305)

Credit — net	6,228	(3)		18		75	(46)	(527)	230	(93)	5,882

Currencies — net	35	(8)		(329)		2	(3)	26	40	(52)	(289)

Commodities — net	(304)	22		167		38	(21)	(22)	19	74	(27)

Equities — net	(1,248)	(32)		(170)		39	(488)	141	(51)	674	(1,135)
Total derivatives — net	$ 4,356	$(27	) [1]	$(284	) [1,2]	$159	$(558)	$(331)	$224	$587	$ 4,126

1.	The aggregate amounts include approximately $(193) million and $(118) million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

The net unrealized loss on level 3 derivatives of $284 million for the three months ended March 2013 was primarily attributable to changes in foreign exchange rates on certain currency derivatives and increases in equity prices on certain equity derivatives, partially offset by the impact of a decline in volatility on certain commodity derivatives.

Transfers into level 3 derivatives during the three months ended March 2013 primarily reflected transfers of certain credit derivative assets from level 2, principally due to reduced transparency of credit spread inputs used to value these derivatives.

Transfers out of level 3 derivatives during the three months ended March 2013 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to unobservable inputs no longer being significant to the valuation of these derivatives.

34	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended March 2012
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (371)	$(63)		$ 32		$ 3	$ (1)	$ 164	$ 8	$ (12)	$ (240)

Credit — net	6,300	10		(308)		75	(73)	(553)	1,332	(281)	6,502

Currencies — net	842	(6)		(266)		1	(7)	(234)	2	58	390

Commodities — net	(605)	40		206		99	(99)	41	100	119	(99)

Equities — net	(432)	(25)		(277)		73	(100)	306	15	(80)	(520)
Total derivatives — net	$5,734	$(44	) [1]	$(613	) [1,2]	$251	$(280)	$(276)	$1,457	$(196)	$6,033

1.	The aggregate amounts include approximately $(444) million and $(213) million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

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

The net loss, including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $83 million and $179 million for the three months ended March 2013 and March 2012, respectively.

Bifurcated Embedded Derivatives

The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings. These derivatives, which are recorded at fair value, primarily consist of interest rate, equity and commodity products and are included in “Unsecured short-term borrowings” and “Unsecured long-term borrowings” with the related borrowings. See Note 8 for further information.

	As of
in millions	March 2013	December 2012
Fair value of assets	$ 275	$ 320

Fair value of liabilities	367	398
Net asset/(liability)	$ (92)	$ (78)
Notional amount	$10,188	$10,567

Goldman Sachs March 2013 Form 10-Q	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and by product type. Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

in millions	OTC Derivatives as of March 2013
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 8,817	$27,020	$72,111	$107,948

Credit	2,025	11,105	7,804	20,934

Currencies	11,086	7,780	8,561	27,427

Commodities	4,037	3,666	398	8,101

Equities	5,326	7,626	6,235	19,187

Netting across product types [1]	(2,279)	(5,857)	(4,380)	(12,516)
Subtotal	$29,012	$51,340	$90,729	$171,081

Cross maturity netting [2]				(18,627)

Cash collateral [3]				(88,869)
Total				$ 63,585

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 4,126	$17,437	$30,165	$ 51,728

Credit	764	7,645	3,352	11,761

Currencies	9,732	5,161	5,176	20,069

Commodities	3,815	2,597	2,046	8,458

Equities	6,189	5,487	3,952	15,628

Netting across product types [1]	(2,279)	(5,857)	(4,380)	(12,516)
Subtotal	$22,347	$32,470	$40,311	$ 95,128

Cross maturity netting [2]				(18,627)

Cash collateral [3]				(27,735)
Total				$ 48,766

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

36	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in millions	OTC Derivatives as of December 2012
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$10,318	$28,445	$ 80,449	$119,212

Credit	2,190	12,244	7,970	22,404

Currencies	11,100	8,379	11,044	30,523

Commodities	3,840	3,862	304	8,006

Equities	3,757	7,730	6,957	18,444

Netting across product types [1]	(2,811)	(5,831)	(5,082)	(13,724)
Subtotal	$28,394	$54,829	$101,642	$184,865

Cross maturity netting [2]				(17,973)

Cash collateral [3]				(99,488)
Total				$ 67,404

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 6,266	$17,860	$ 32,422	$ 56,548

Credit	809	7,537	3,168	11,514

Currencies	8,586	4,849	5,782	19,217

Commodities	3,970	3,119	2,267	9,356

Equities	3,775	5,476	3,937	13,188

Netting across product types [1]	(2,811)	(5,831)	(5,082)	(13,724)
Subtotal	$20,595	$33,010	$ 42,494	$ 96,099

Cross maturity netting [2]				(17,973)

Cash collateral [3]				(30,636)
Total				$ 47,490

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

Goldman Sachs March 2013 Form 10-Q	37

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

	As of
in millions	March 2013	December 2012
Net derivative liabilities under bilateral agreements	$27,925	$27,885

Collateral posted	24,378	24,296

Additional collateral or termination payments for a one-notch downgrade	1,597	1,534

Additional collateral or termination payments for a two-notch downgrade	2,476	2,500

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

38	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 2013, written and purchased credit derivatives had total gross notional amounts of $1.77 trillion and $1.86 trillion, respectively, for total net notional purchased protection of $88.75 billion. As of December 2012, written and purchased credit derivatives had total gross notional amounts of $1.76 trillion and $1.86 trillion, respectively, for total net notional purchased protection of $98.33 billion.

The table below presents certain information about credit derivatives. In the table below:

•

fair values exclude the effects of both netting of receivable balances with payable balances under enforceable netting agreements, and netting of cash received or posted under enforceable credit support agreements, and therefore are not representative of the firm’s credit exposure;

•	tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives; and

•

the credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. The firm is less likely to pay or otherwise be required to perform where the credit spread and the tenor are lower.

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives				Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives	[1]	Other Purchased Credit Derivatives	[2]	Asset	Liability	Net Asset/ (Liability)
As of March 2013
Credit spread on underlying (basis points)
0-250	$364,116	$ 990,658	$118,650	$1,473,424	$1,353,367		$203,517		$29,211	$ 7,923	$21,288

251-500	12,780	143,576	37,314	193,670	174,983		19,548		4,290	8,350	(4,060)

501-1,000	5,061	42,215	5,520	52,796	50,663		5,137		440	3,326	(2,886)

Greater than 1,000	10,214	40,936	2,936	54,086	47,216		8,291		520	20,588	(20,068)
Total	$392,171	$1,217,385	$164,420	$1,773,976	$1,626,229		$236,493		$34,461	$40,187	$ (5,726)

As of December 2012
Credit spread on underlying (basis points)
0-250	$360,289	$ 989,941	$103,481	$1,453,711	$1,343,561		$201,459		$28,817	$ 8,249	$20,568

251-500	13,876	126,659	35,086	175,621	157,371		19,063		4,284	7,848	(3,564)

501-1,000	9,209	52,012	5,619	66,840	60,456		8,799		769	4,499	(3,730)

Greater than 1,000	11,453	49,721	3,622	64,796	57,774		10,812		568	21,970	(21,402)
Total	$394,827	$1,218,333	$147,808	$1,760,968	$1,619,162		$240,133		$34,438	$42,566	$ (8,128)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of purchased credit derivatives in excess of the notional amount included in “Offsetting Purchased Credit Derivatives.”

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

Goldman Sachs March 2013 Form 10-Q	39

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

	Three Months Ended March
in millions	2013	2012
Interest rate hedges	$(1,843)	$(2,238)

Hedged borrowings and bank deposits	1,393	1,778
Hedge ineffectiveness [1]	$ (450)	$ (460)

1.	Primarily consisted of amortization of prepaid credit spreads resulting from the passage of time.

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March
in millions	2013	2012
Currency hedges	$220	$(212)

Foreign currency-denominated debt hedges	220	221

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three months ended March 2013 and March 2012.

As of March 2013 and December 2012, the firm had designated $2.55 billion and $2.77 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

40	Goldman Sachs March 2013 Form 10-Q

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

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	repurchase agreements and substantially all resale agreements;

•	securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution;

•	substantially all other secured financings, including transfers of assets accounted for as financings rather than sales;
•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain unsecured long-term borrowings, including certain prepaid commodity transactions and certain hybrid financial instruments;

•	certain insurance and reinsurance contract assets and liabilities and certain guarantees;

•	certain receivables from customers and counterparties, including transfers of assets accounted for as secured loans rather than purchases and certain margin loans;

•

certain time deposits issued by the firm’s bank subsidiaries (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments; and

•	certain subordinated liabilities issued by consolidated VIEs.

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

Goldman Sachs March 2013 Form 10-Q	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are collateral funding spreads, the amount and timing of expected future cash flows and interest rates. The ranges of significant unobservable inputs used to value level 3 resale and repurchase agreements are as follows:

As of March 2013:

•	Yield: 1.8% to 5.2% (weighted average: 1.9%)

•	Duration: 1.1 to 4.4 years (weighted average: 4.2 years)

As of December 2012:

•	Yield: 1.7% to 5.4% (weighted average: 1.9%)

•	Duration: 0.4 to 4.5 years (weighted average: 4.1 years)

Generally, increases in yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 resale and repurchase agreements, the interrelationship of inputs is not necessarily uniform across such agreements.

See Note 9 for further information about collateralized agreements.

Other Secured Financings. The significant inputs to the valuation of other secured financings at fair value are the amount and timing of expected future cash flows, interest rates, collateral funding spreads, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market prices, market yields and recovery assumptions) and the frequency of additional collateral calls. The ranges of significant unobservable inputs used to value level 3 other secured financings are as follows:

As of March 2013:

•	Funding spreads: 42 bps to 210 bps (weighted average: 111 bps)

•	Yield: 2.7% to 15.9% (weighted average: 10.0%)

•	Duration: 0.6 to 10.5 years (weighted average: 3.8 years)

As of December 2012:

•	Yield: 0.3% to 20.0% (weighted average: 4.2%)

•	Duration: 0.3 to 10.8 years (weighted average: 2.4 years)

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

Insurance and Reinsurance Contracts. Insurance and reinsurance contracts at fair value are primarily included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses.” In addition, assets related to the firm’s reinsurance business that were classified as held for sale as of March 2013 and December 2012 are included in “Other assets.” The insurance and reinsurance contracts for which the firm has elected the fair value option are contracts that can be settled only in cash and that qualify for the fair value option because they are recognized financial instruments. These contracts are valued using market transactions and other market evidence where possible, including market-based inputs to models, calibration to market-clearing transactions or other alternative pricing sources with reasonable levels of price transparency. Significant inputs are interest rates, inflation rates, volatilities, funding spreads, yield and duration, which incorporates policy lapse and projected mortality assumptions. When unobservable inputs to a valuation model are significant to the fair value measurement of an instrument, the instrument is classified in level 3. The ranges of significant unobservable inputs used to value level 3 insurance and reinsurance contracts are as follows:

42	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 2013:

•	Funding spreads: 33 bps to 49 bps (weighted average: 40 bps)

•	Yield: 3.6% to 11.3% (weighted average: 6.2%)

•	Duration: 7.6 to 10.5 years (weighted average: 9.1 years)

As of December 2012:

•	Funding spreads: 39 bps to 61 bps (weighted average: 49 bps)

•	Yield: 4.4% to 15.1% (weighted average: 6.2%)

•	Duration: 5.3 to 8.8 years (weighted average: 7.6 years)

Generally, increases in funding spreads, yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 insurance and reinsurance contracts, the interrelationship of inputs is not necessarily uniform across such contracts.

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value, excluding insurance and reinsurance contracts, are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. The ranges of significant unobservable inputs used to value level 3 receivables from customers and counterparties are as follows:

As of March 2013:

•	Funding spreads: 74 bps to 84 bps (weighted average: 81 bps)

As of December 2012:

•	Funding spreads: 85 bps to 99 bps (weighted average: 99 bps)

Generally, an increase in funding spreads would result in a lower fair value measurement.

Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Such receivables are primarily comprised of customer margin loans and collateral posted in connection with certain derivative transactions. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2013. Receivables from customers and counterparties not accounted for at fair value also includes loans held for investment, which are primarily comprised of collateralized loans to private wealth management clients and corporate loans. As of March 2013 and December 2012, the carrying value of such loans was $7.88 billion and $6.50 billion, respectively, which generally approximated fair value. As of March 2013, had these loans been carried at fair value and included in the fair value hierarchy, $2.77 billion and $5.09 billion would have been classified in level 2 and level 3, respectively. As of December 2012, had these loans been carried at fair value and included in the fair value hierarchy, $2.41 billion and $4.06 billion would have been classified in level 2 and level 3, respectively.

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

Goldman Sachs March 2013 Form 10-Q	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

	Other Financial Assets at Fair Value as of March 2013
in millions	Level 1	Level 2	Level 3		Total
Securities segregated for regulatory and other purposes [1]	$17,670	$ 5,006	$ —		$ 22,676

Securities purchased under agreements to resell	—	158,179	104		158,283

Securities borrowed	—	54,879	—		54,879

Receivables from customers and counterparties	—	6,521	633		7,154

Other assets [2]	4,377	8,506	565	[3]	13,448
Total	$22,047	$233,091	$ 1,302		$256,440

	Other Financial Liabilities at Fair Value as of March 2013
in millions	Level 1	Level 2	Level 3		Total
Deposits	$ —	$ 6,672	$ 398		$ 7,070

Securities sold under agreements to repurchase	—	153,579	1,777		155,356

Securities loaned	—	2,423	—		2,423

Other secured financings	—	27,317	1,165		28,482

Unsecured short-term borrowings	—	15,563	2,735		18,298

Unsecured long-term borrowings	—	10,440	1,808		12,248

Other liabilities and accrued expenses	—	565	11,277	[4]	11,842
Total	$ —	$216,559	$19,160		$235,719

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. The table above includes $17.67 billion of level 1 securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP, consisting of U.S. Treasury securities and money market instruments.

2.

Consists of assets classified as held for sale related to the firm’s reinsurance business, primarily consisting of securities accounted for as available-for-sale and insurance separate account assets which are accounted for at fair value under other U.S. GAAP.

3.

Substantially all of the balance consists of insurance contracts and derivatives classified as held for sale. See “Insurance and Reinsurance Contracts” above and Note 7 for further information about valuation techniques and inputs related to insurance contracts and derivatives, respectively.

4.	Includes $873 million of liabilities classified as held for sale related to the firm’s reinsurance business accounted for at fair value under the fair value option.

44	Goldman Sachs March 2013 Form 10-Q

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

4.	Includes $692 million of liabilities classified as held for sale related to the firm’s reinsurance business accounted for at fair value under the fair value option.

Goldman Sachs March 2013 Form 10-Q	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three months ended March 2013 and March 2012. The tables below present information about transfers between level 2 and level 3.

Level 3 Rollforward

If a financial asset or financial liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3.

The tables below present changes in fair value for other financial assets and financial liabilities accounted for at fair value categorized as level 3 as of the end of the period. Level 3 other financial assets and liabilities are frequently economically hedged with cash instruments and derivatives. Accordingly, gains or losses that are reported in level 3 can be partially offset by gains or losses attributable to level 1, 2 or 3 cash instruments or derivatives. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended March 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 278	$ 1		$ —		$ —	$ —	$ —	$ (16)	$ —	$(159)	$ 104

Receivables from customers and counterparties	641	—		(8)		—	—	—	—	—	—	633

Other assets	507	—		4		7	—	—	—	47	—	565
Total	$ 1,426	$ 1	[1]	$ (4	) [1]	$ 7	$ —	$ —	$ (16)	$ 47	$(159)	$ 1,302
1. The aggregate amounts include gains/(losses) of approximately $(4) million and $1 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended March 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 359	$ —		$ 4		$ —	$ —	$ 36	$ (1)	$ —	$ —	$ 398

Securities sold under agreements to repurchase, at fair value	1,927	—		—		—	—	—	(150)	—	—	1,777

Other secured financings	1,412	1		(19)		—	—	394	(750)	127	—	1,165

Unsecured short-term borrowings	2,584	3		(11)		—	—	453	(491)	290	(93)	2,735

Unsecured long-term borrowings	1,917	9		(42)		(3)	—	175	(214)	59	(93)	1,808

Other liabilities and accrued expenses	11,274	(13)		(191)		304	—	—	(97)	—	—	11,277
Total	$19,473	$ —	[1]	$(259	) [1]	$301	$ —	$1,058	$(1,703)	$476	$(186)	$19,160

1.

The aggregate amounts include gains/(losses) of approximately $337 million, $(77) million and $(1) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized gain on level 3 other financial liabilities of $259 million for the three months ended March 2013 primarily reflected a net gain on certain insurance liabilities, principally due to changes in foreign exchange rates, partially offset by the impact of changes in inflation and tighter funding spreads.

Transfers out of level 3 of other financial assets during the three months ended March 2013 reflected transfers of certain resale agreements to level 2, principally due to increased price transparency as a result of market transactions in similar instruments.

46	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Transfers into level 3 of other financial liabilities during the three months ended March 2013 primarily reflected transfers of certain hybrid financial instruments from level 2, principally due to reduced transparency of certain correlation and volatility inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the three months ended March 2013 primarily reflected transfers of certain hybrid financial instruments to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value certain instruments, and unobservable inputs no longer being significant to the valuation of other instruments.

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended March 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 557	$ 1		$ 30		$535	$—	$ —	$(167)	$ —	$ —	$ 956

Receivables from customers and counterparties	795	—		9		—	—	—	—	—	(373)	431
Total	$ 1,352	$ 1	[1]	$ 39	[1]	$535	$—	$ —	$(167)	$ —	$(373)	$ 1,387
1. The aggregate amounts include gains of approximately $37 million and $3 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended March 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 13	$ —		$ (6)		$ —	$—	$ 89	$ —	$ —	$ —	$ 96

Securities sold under agreements to repurchase, at fair value	2,181	—		—		—	—	—	(133)	—	—	2,048

Other secured financings	1,752	1		(1)		—	—	24	(465)	14	(43)	1,282

Unsecured short-term borrowings	3,294	(16)		152		(13)	—	129	(118)	167	(220)	3,375

Unsecured long-term borrowings	2,191	11		176		—	—	155	(116)	134	(241)	2,310

Other liabilities and accrued expenses	8,996	4		50		—	—	—	(85)	—	—	8,965
Total	$18,427	$ —	[1]	$371	[1]	$ (13)	$—	$397	$(917)	$315	$(504)	$18,076

1.	The aggregate amounts include losses of approximately $355 million, $15 million and $1 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized gain/(loss) on level 3 other financial assets and liabilities at fair value of $(332) million (reflecting $39 million on other financial assets and $(371) million on other financial liabilities) for the three months ended March 2012 primarily consisted of losses on unsecured short-term and long-term borrowings. These losses primarily reflected losses on certain equity-linked notes, principally due to an increase in global equity prices, which are level 2 inputs.

Transfers out of level 3 related to other financial assets during the three months ended March 2012 reflected transfers to level 2 of certain insurance receivables, primarily due to increased transparency of the mortality inputs used to value these receivables.

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

Goldman Sachs March 2013 Form 10-Q	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Gains and Losses on Financial Assets and Financial Liabilities Accounted for at Fair Value Under the Fair Value Option

The table below presents the gains and losses recognized as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities. These gains and losses are included in “Market making” and “Other principal transactions.” The table below also includes gains and losses on the embedded derivative component of hybrid financial instruments included in unsecured short-term borrowings, unsecured long-term borrowings and deposits. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid instrument at fair value.

The amounts in the table exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Three Months Ended March
in millions	2013	2012
Receivables from customers and counterparties [1]	$ (12)	$ 44

Other secured financings	(110)	(148)

Unsecured short-term borrowings [2]	(148)	(895)

Unsecured long-term borrowings [3]	198	(599)

Other liabilities and accrued expenses [4]	192	(61)

Other [5]	(15)	(12)
Total	$ 105	$(1,671)

1.	Primarily consists of gains/(losses) on certain reinsurance contracts and certain transfers accounted for as receivables rather than purchases.

2.	Includes losses on the embedded derivative component of hybrid financial instruments of $130 million and $853 million for the three months ended March 2013 and March 2012, respectively.

3.	Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $284 million and $(368) million for the three months ended March 2013 and March 2012, respectively.

4.	Primarily consists of gains/(losses) on certain insurance contracts.

5.	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned and deposits.

Excluding the gains and losses on the instruments accounted for under the fair value option described above, “Market making” and “Other principal transactions”

primarily represent gains and losses on “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value.”

48	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of
in millions	March 2013	December 2012
Aggregate contractual principal amount of performing loans and long-term receivables in excess of the related fair value	$ 2,105	$ 2,742

Aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due in excess of the related fair value	21,830	22,610
Total [1]	$23,935	$25,352
Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$ 2,232	$ 1,832

1.

The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of March 2013 and December 2012, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $1.43 billion and $1.99 billion, respectively, and the related total contractual amount of these lending commitments was $55.92 billion and $59.29 billion, respectively. See Note 18 for further information about lending commitments.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $134 million and $115 million as of March 2013 and December 2012, respectively. The fair value of unsecured long-term borrowings for which the fair value option was elected exceeded the related aggregate contractual principal amount by $140 million and $379 million as of March 2013 and December 2012, respectively. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $794 million and $973 million for the three months ended March 2013 and March 2012, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months Ended March
in millions	2013	2012
Net gains/(losses) including hedges	$ (77)	$(224)

Net gains/(losses) excluding hedges	(109)	(289)

Goldman Sachs March 2013 Form 10-Q	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Collateralized Agreements and Financings

Collateralized agreements are securities purchased under agreements to resell (resale agreements) and securities borrowed. Collateralized financings are securities sold under agreements to repurchase (repurchase agreements), securities loaned and other secured financings. The firm enters into these transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities.

Collateralized agreements and financings are presented on a net-by-counterparty basis when a legal right of setoff exists. Interest on collateralized agreements and collateralized financings is recognized over the life of the transaction and included in “Interest income” and “Interest expense,” respectively. See Note 23 for further information about interest income and interest expense.

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
in millions	March 2013	December 2012
Securities purchased under agreements to resell [1]	$158,506	$141,334

Securities borrowed [2]	172,041	136,893

Securities sold under agreements to repurchase [1]	155,356	171,807

Securities loaned [2]	20,669	13,765

1.

Substantially all resale and repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of March 2013 and December 2012, $54.88 billion and $38.40 billion of securities borrowed, and $2.42 billion and $1.56 billion of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no repos to maturity outstanding as of March 2013 or December 2012.

50	Goldman Sachs March 2013 Form 10-Q

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of March 2013 and December 2012.

Goldman Sachs March 2013 Form 10-Q	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Offsetting Arrangements

The tables below present the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of netting with the same counterparty under enforceable netting agreements (“counterparty netting”) included in the condensed consolidated statements of financial condition. Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements. The tables below also present the amounts not offset in the condensed consolidated statements of financial condition including counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of cash or securities collateral received or posted subject to enforceable credit support agreements. Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted in the table below.

	As of March 2013
	Assets		Liabilities
in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 202,217	$ 182,905	$ 194,714	$ 30,894

Counterparty netting	(39,162)	(10,225)	(39,162)	(10,225)
Total	163,055 [1,2]	172,680 [1]	155,552 [2]	20,669
Amounts that have not been offset in the condensed consolidated statements of financial condition
Counterparty netting	(15,014)	(4,797)	(15,014)	(4,797)

Collateral	(134,711)	(143,812)	(105,163)	(14,077)
Total	$ 13,330	$ 24,071	$ 35,375	$ 1,795

	As of December 2012
	Assets		Liabilities
in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 175,656	$ 151,162	$ 201,688	$ 23,509

Counterparty netting	(29,766)	(9,744)	(29,766)	(9,744)
Total	145,890 [1,2]	141,418 [1]	171,922 [2]	13,765
Amounts that have not been offset in the condensed consolidated statements of financial condition
Counterparty netting	(27,512)	(2,583)	(27,512)	(2,583)

Collateral	(104,344)	(117,552)	(106,638)	(10,990)
Total	$ 14,034	$ 21,283	$ 37,772	$ 192

1.

As of March 2013 and December 2012, the firm had $4.37 billion and $4.41 billion, respectively, of securities received under resale agreements and $639 million and $4.53 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

2.

As of March 2013 and December 2012, the firm classified $183 million and $148 million, respectively, of resale agreements and $196 million and $115 million, respectively, of repurchase agreements as held for sale. See Note 12 for further information.

52	Goldman Sachs March 2013 Form 10-Q

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

Other secured financings include arrangements that are nonrecourse. As of March 2013 and December 2012, nonrecourse other secured financings were $1.51 billion and $1.76 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these financings been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of March 2013 and December 2012.

Goldman Sachs March 2013 Form 10-Q	53

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

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of March 2013			As of December 2012
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$15,109	$5,362	$20,471	$16,504	$6,181	$22,685

At amortized cost	26	—	26	34	326	360

Interest rates [1]	6.37%	—%		6.18%	0.10%

Other secured financings (long-term):
At fair value	6,134	1,877	8,011	6,134	1,518	7,652

At amortized cost	247	713	960	577	736	1,313

Interest rates [1]	4.67%	2.54%		3.38%	2.55%
Total [2]	$21,516	$7,952	$29,468	$23,249	$8,761	$32,010
Amount of other secured financings collateralized by:
Financial instruments [3]	$21,307	$7,517	$28,824	$22,323	$8,442	$30,765

Other assets [4]	209	435	644	926	319	1,245

1.	The weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

2.

Includes $9.23 billion and $8.68 billion related to transfers of financial assets accounted for as financings rather than sales as of March 2013 and December 2012, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $9.74 billion and $8.92 billion as of March 2013 and December 2012, respectively.

3.

Includes $15.32 billion and $17.24 billion of other secured financings collateralized by financial instruments owned, at fair value as of March 2013 and December 2012, respectively, and includes $13.50 billion and $13.53 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of March 2013 and December 2012, respectively.

4.	Primarily real estate and cash.

The table below presents other secured financings by maturity.

in millions	As of March 2013
Other secured financings (short-term)	$20,497

Other secured financings (long-term):
2014	4,766

2015	1,663

2016	954

2017	243

2018	652

2019-thereafter	693
Total other secured financings (long-term)	8,971
Total other secured financings	$29,468

54	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Collateral Received and Pledged

The firm receives cash and securities (e.g., U.S. government and federal agency, other sovereign and corporate obligations, as well as equities and convertible debentures) as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans. The firm obtains cash and securities as collateral on an upfront or contingent basis for derivative instruments and collateralized agreements to reduce its credit exposure to individual counterparties.

In many cases, the firm is permitted to deliver or repledge financial instruments received as collateral when entering into repurchase agreements and securities lending agreements, primarily in connection with secured client financing activities. The firm is also permitted to deliver or repledge these financial instruments in connection with other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements.

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

	As of
in millions	March 2013	December 2012
Collateral available to be delivered or repledged	$614,337	$540,949

Collateral that was delivered or repledged	459,267	397,652

The table below presents information about assets pledged by the firm.

	As of
in millions	March 2013	December 2012
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 67,891	$ 67,177

Did not have the right to deliver or repledge	114,701	120,980

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	1,148	2,031

Goldman Sachs March 2013 Form 10-Q	55

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

56	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement.

	Three Months Ended March
in millions	2013	2012
Residential mortgages	$7,387	$10,989

Commercial mortgages	2,352	—
Total	$9,739	$10,989
Cash flows on retained interests	$ 165	$ 147

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

	As of March 2013			As of December 2012
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations [1]	$58,541	$4,761	$ —	$57,685	$4,654	$ —

Other residential mortgage-backed [2]	3,465	104	—	3,656	106	—

Other commercial mortgage-backed [3]	2,874	214	82	1,253	1	56

CDOs, CLOs and other [4]	8,592	72	331	8,866	51	331
Total [5]	$73,472	$5,151	$413	$71,460	$4,812	$387

1.

Outstanding principal amount and fair value of retained interests primarily relate to securitizations during 2013, 2012 and 2011 as of March 2013, and securitizations during 2012 and 2011 as of December 2012.

2.	Outstanding principal amount and fair value of retained interests as of both March 2013 and December 2012 primarily relate to prime and Alt-A securitizations during 2007 and 2006.

3.

Outstanding principal amount as of both March 2013 and December 2012 primarily relate to securitizations during 2012 and 2007. Fair value of retained interests as of both March 2013 and December 2012 primarily relate to securitizations during 2012.

4.	Outstanding principal amount and fair value of retained interests as of both March 2013 and December 2012 primarily relate to CDO and CLO securitizations during 2007 and 2006.

5.

Outstanding principal amount includes $631 million and $835 million as of March 2013 and December 2012, respectively, related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

Goldman Sachs March 2013 Form 10-Q	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net asset of $39 million and $45 million as of March 2013 and December 2012, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The table below presents the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of March 2013			As of December 2012
	Type of Retained Interests			Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]	Mortgage-Backed	Other	[1]
Fair value of retained interests	$5,079	$ 72		$4,761	$ 51

Weighted average life (years)	8.3	1.9		8.2	2.0

Constant prepayment rate [2]	8.6%	N.M.		10.9%	N.M.

Impact of 10% adverse change [2]	$ (39)	N.M.		$ (57)	N.M.

Impact of 20% adverse change [2]	(81)	N.M.		(110)	N.M.

Discount rate [3]	3.8%	N.M.		4.6%	N.M.

Impact of 10% adverse change	$ (86)	N.M.		$ (96)	N.M.

Impact of 20% adverse change	(168)	N.M.		(180)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of March 2013 and December 2012. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $72 million and $51 million as of March 2013 and December 2012, respectively.

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

58	Goldman Sachs March 2013 Form 10-Q

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

Goldman Sachs March 2013 Form 10-Q	59

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statement of financial condition as follows:

•

Substantially all assets held by the firm related to mortgage-backed, corporate CDO and CLO, real estate, credit-related and other investing, and other asset-backed VIEs and investment funds are included in “Financial instruments owned, at fair value.” Substantially all liabilities held by the firm related to corporate CDO and CLO, real estate, credit-related and other investing, and other asset-backed VIEs are included in “Financial instruments sold, but not yet purchased, at fair value.”

•	Assets held by the firm related to power-related VIEs are primarily included in “Financial instruments owned, at fair value” and “Other assets.”

60	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nonconsolidated VIEs
	As of March 2013
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$86,199	[2]	$21,037	$6,900	$3,373	$110	$1,840	$119,459

Carrying Value of the Firm’s Variable Interests
Assets	7,027		1,107	1,695	280	49	4	10,162

Liabilities	—		9	1	37	—	—	47

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	5,079		71	—	1	—	—	5,151

Purchased interests	1,596		576	—	263	—	—	2,435

Commitments and guarantees [1]	—		1	414	—	111	1	527

Derivatives [1]	1,487		5,666	—	854	—	—	8,007

Loans and investments	38		—	1,695	—	49	4	1,786
Total	$ 8,200	[2]	$ 6,314	$2,109	$1,118	$160	$ 5	$ 17,906

	Nonconsolidated VIEs
	As of December 2012
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$79,171	[2]	$23,842	$9,244	$3,510	$147	$1,898	$117,812

Carrying Value of the Firm’s Variable Interests
Assets	6,269		1,193	1,801	220	32	4	9,519

Liabilities	—		12	—	30	—	—	42

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	4,761		51	—	—	—	—	4,812

Purchased interests	1,162		659	—	204	—	—	2,025

Commitments and guarantees [1]	—		1	438	—	—	1	440

Derivatives [1]	1,574		6,761	—	952	—	—	9,287

Loans and investments	39		—	1,801	—	32	4	1,876
Total	$ 7,536	[2]	$ 7,472	$2,239	$1,156	$ 32	$ 5	$ 18,440

1.

The aggregate amounts include $3.08 billion and $3.25 billion as of March 2013 and December 2012, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $4.48 billion and $1.80 billion, respectively, as of March 2013, and $3.57 billion and $1.72 billion, respectively, as of December 2012, related to CDOs backed by mortgage obligations.

Goldman Sachs March 2013 Form 10-Q	61

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

	Consolidated VIEs
	As of March 2013
in millions	Real estate, credit-related and other investing	CDOs, mortgage- backed and other asset- backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 336	$245	$ 1	$ 582

Cash and securities segregated for regulatory and other purposes	62	—	92	154

Receivables from brokers, dealers and clearing organizations	49	—	—	49

Financial instruments owned, at fair value	2,188	494	348	3,030

Other assets	903	—	—	903
Total	$3,538	$739	$ 441	$4,718
Liabilities
Other secured financings	$ 484	$578	$ 301	$1,363

Financial instruments sold, but not yet purchased, at fair value	—	87	—	87

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,466	1,466

Unsecured long-term borrowings	4	—	310	314

Other liabilities and accrued expenses	1,096	—	—	1,096
Total	$1,584	$665	$2,077	$4,326

62	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Consolidated VIEs
	As of December 2012
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 236	$107	$ —	$ 343

Cash and securities segregated for regulatory and other purposes	134	—	92	226

Receivables from brokers, dealers and clearing organizations	5	—	—	5

Financial instruments owned, at fair value	2,958	763	124	3,845

Other assets	1,080	—	—	1,080
Total	$4,413	$870	$ 216	$5,499
Liabilities
Other secured financings	$ 594	$699	$ 301	$1,594

Financial instruments sold, but not yet purchased, at fair value	—	107	—	107

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,584	1,584

Unsecured long-term borrowings	4	—	334	338

Other liabilities and accrued expenses	1,478	—	—	1,478
Total	$2,076	$806	$2,219	$5,101

Goldman Sachs March 2013 Form 10-Q	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
in millions	March 2013	December 2012
Property, leasehold improvements and equipment [1]	$ 7,960	$ 8,217

Goodwill and identifiable intangible assets [2]	4,683	5,099

Income tax-related assets [3]	5,345	5,620

Equity-method investments [4]	455	453

Miscellaneous receivables and other [5]	20,045	20,234
Total	$38,488	$39,623

1.	Net of accumulated depreciation and amortization of $8.66 billion and $9.05 billion as of March 2013 and December 2012, respectively.

2.

Includes $152 million and $149 million of intangible assets classified as held for sale as of March 2013 and December 2012, respectively. See Note 13 for further information about goodwill and identifiable intangible assets.

3.	See Note 24 for further information about income taxes.

4.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.08 billion and $5.54 billion as of March 2013 and December 2012, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

5.	Includes $16.65 billion and $16.77 billion of assets related to the firm’s reinsurance business which were classified as held for sale as of March 2013 and December 2012, respectively.

Assets Held for Sale

In the fourth quarter of 2012, the firm classified its reinsurance business within its Institutional Client Services segment as held for sale. Assets related to this business of $16.80 billion and $16.92 billion, as of March 2013 and December 2012, respectively, consisting primarily of available-for-sale securities and separate account assets at fair value, are included in “Other assets.” Liabilities related to this business of $14.52 billion and $14.62 billion, as of March 2013 and December 2012, respectively, are included in “Other liabilities and accrued expenses.” See Note 8 for further information about insurance-related assets and liabilities held for sale at fair value.

The firm completed the sale of a majority stake in its reinsurance business in April 2013 and, as a result, the firm will no longer consolidate this business.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment included $6.07 billion and $6.20 billion as of March 2013 and December 2012, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Impairments

The firm tests property, leasehold improvements and equipment, intangible assets and other assets for impairment in accordance with ASC 360. To the extent the carrying value of an asset exceeds the projected undiscounted cash flows over the estimated remaining useful life of the asset, the firm determines the asset is impaired and records an impairment loss. In addition, the firm will recognize an impairment loss prior to the sale of an asset if the carrying value of the asset exceeds its estimated fair value.

During the first quarter of 2012, as a result of a decline in the market conditions in which certain of the firm’s consolidated investments operated, the firm determined certain assets were impaired and recorded an impairment loss of $116 million ($90 million related to property, leasehold improvements and equipment, $20 million related to commodity-related intangible assets and $6 million related to other assets), substantially all of which was included in “Depreciation and amortization.” These impairment losses were included in the firm’s Investing & Lending segment and represented the excess of the carrying values of these assets over their estimated fair values, which are level 3 measurements, using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to be received from the disposition of certain of these assets.

64	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of
in millions	March 2013	December 2012
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,402	2,402

Securities Services	105	105

Investing & Lending	59	59

Investment Management	586	586
Total	$3,702	$3,702

	Identifiable Intangible Assets
	As of
in millions	March 2013	December 2012
Investment Banking:
Financial Advisory	$ —	$ 1

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution [1]	45	421

Equities Client Execution	556	565

Investing & Lending	260	281

Investment Management	120	129
Total	$ 981	$1,397

1.	The decrease from December 2012 to March 2013 is related to the sale of the firm’s television broadcast royalties in the first quarter of 2013.

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

Goldman Sachs March 2013 Form 10-Q	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

		As of
$ in millions		March 2013	Weighted Average Remaining Lives (years)	December 2012
Customer lists	Gross carrying amount	$ 1,099		$ 1,099

	Accumulated amortization	(659)		(643)
	Net carrying amount	440	8	456

Commodities-related intangibles [1]	Gross carrying amount	508		513

	Accumulated amortization	(242)		(226)
	Net carrying amount	266	10	287

Television broadcast royalties [2]	Gross carrying amount	—		560

	Accumulated amortization	—		(186)
	Net carrying amount	—	N/A [2]	374

Insurance-related intangibles [3]	Gross carrying amount	380		380

	Accumulated amortization	(228)		(231)
	Net carrying amount	152	N/A [3]	149

Other [4]	Gross carrying amount	941		950

	Accumulated amortization	(818)		(819)
	Net carrying amount	123	12	131

Total	Gross carrying amount	2,928		3,502

	Accumulated amortization	(1,947)		(2,105)
	Net carrying amount	$ 981	9	$ 1,397

1.	Primarily includes commodity-related customer contracts and relationships, permits and access rights.

2.	These assets were sold in the first quarter of 2013 and total proceeds received approximated carrying value.

3.	Related to the firm’s reinsurance business, which is classified as held for sale. See Note 12 for further information.

4.	Primarily includes the firm’s exchange-traded fund lead market maker rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized (i) over their estimated lives, (ii) based on economic usage for certain commodity-related intangibles or (iii) in proportion to estimated gross profits or premium revenues. Amortization expense for identifiable intangible assets is included in “Depreciation and amortization.”

66	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present amortization expense for identifiable intangible assets for the three months ended March 2013 and March 2012, and the estimated future amortization expense through 2018 for identifiable intangible assets as of March 2013.

	Three Months Ended March
in millions	2013	2012
Amortization expense	$42	$70

in millions	As of March 2013
Estimated future amortization expense:
Remainder of 2013	$121

2014	128

2015	95

2016	93

2017	91

2018	82

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

Note 14.

Deposits

The table below presents deposits held in U.S. and non-U.S. offices, substantially all of which were interest-bearing. Substantially all U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) as of March 2013 and December 2012. Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) as of March 2013 and held at Goldman Sachs Bank (Europe) plc (GS Bank Europe) and GSIB as of December 2012. On

January 18, 2013, GS Bank Europe surrendered its banking license to the Central Bank of Ireland after transferring its deposits to GSIB and subsequently changed its name to Goldman Sachs Ireland Finance plc.

	As of
in millions	March 2013		December 2012
U.S. offices	$63,424		$62,377

Non-U.S. offices	9,261		7,747
Total	$72,685	[1]	$70,124	[1]

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of March 2013
in millions	U.S.		Non-U.S.		Total
Remainder of 2013	$ 4,760		$4,025		$ 8,785

2014	4,023		130		4,153

2015	4,054		—		4,054

2016	1,919		—		1,919

2017	2,502		—		2,502

2018	1,421		—		1,421

2019 - thereafter	4,096		—		4,096
Total	$22,775	[2]	$4,155	[3]	$26,930	[1]

1.

Includes $7.07 billion and $5.10 billion as of March 2013 and December 2012, respectively, of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

2.

Includes $40 million greater than $100,000, of which $24 million matures within three months, $6 million matures within three to six months, $6 million matures within six to twelve months, and $4 million matures after twelve months.

3.	Substantially all were greater than $100,000.

As of March 2013 and December 2012, savings and demand deposits, which represent deposits with no stated maturity, were $45.76 billion and $46.51 billion, respectively, which were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges on substantially all of its time deposits for which it has not elected the fair value option. Accordingly, $19.86 billion and $18.52 billion as of March 2013 and December 2012, respectively, of time deposits were effectively converted from fixed-rate obligations to floating-rate obligations and were recorded at amounts that generally approximate fair value. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2.

Goldman Sachs March 2013 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15.

Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of
in millions	March 2013	December 2012
Other secured financings (short-term)	$20,497	$23,045

Unsecured short-term borrowings	40,980	44,304
Total	$61,477	$67,349

See Note 9 for further information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2013 and December 2012.

The table below presents unsecured short-term borrowings.

	As of
$ in millions	March 2013	December 2012
Current portion of unsecured long-term borrowings	$23,053	$25,344

Hybrid financial instruments	12,531	12,295

Promissory notes	356	260

Commercial paper	999	884

Other short-term borrowings	4,041	5,521
Total	$40,980	$44,304
Weighted average interest rate [1]	1.56%	1.57%

1.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

68	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of
in millions	March 2013	December 2012
Other secured financings (long-term)	$ 8,971	$ 8,965

Unsecured long-term borrowings	167,008	167,305
Total	$175,979	$176,270

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of March 2013			As of December 2012
in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 91,305	$34,911	$126,216	$ 88,561	$36,869	$125,430

Floating-rate obligations [2]	21,110	19,682	40,792	20,794	21,081	41,875
Total	$112,415	$54,593	$167,008	$109,355	$57,950	$167,305

1.

Interest rates on U.S. dollar-denominated debt ranged from 0.20% to 10.04% (with a weighted average rate of 5.02%) and 0.20% to 10.04% (with a weighted average rate of 5.48%) as of March 2013 and December 2012, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.10% to 14.85% (with a weighted average rate of 4.47%) and 0.10% to 14.85% (with a weighted average rate of 4.66%) as of March 2013 and December 2012, respectively.

2.	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating-rate obligations.

Goldman Sachs March 2013 Form 10-Q	69

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

•	unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

in millions	As of March 2013
2014	$ 15,154

2015	21,967

2016	21,594

2017	20,675

2018	17,443

2019 - thereafter	70,175
Total [1]	$167,008

1.

Includes $9.84 billion related to interest rate hedges on certain unsecured long-term borrowings, by year of maturity as follows: $487 million in 2014, $443 million in 2015, $1.01 billion in 2016, $1.30 billion in 2017, $1.36 billion in 2018 and $5.24 billion in 2019 and thereafter.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of March 2013 and December 2012. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of less than 2% in the carrying value of total unsecured long-term borrowings as of both March 2013 and December 2012. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2013 and December 2012.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
in millions	March 2013	December 2012
Fixed-rate obligations
At fair value	$ 153	$ 122

At amortized cost [1]	20,225	24,547

Floating-rate obligations
At fair value	12,095	12,471

At amortized cost [1]	134,535	130,165
Total	$167,008	$167,305

1.

The weighted average interest rates on the aggregate amounts were 2.36% (5.25% related to fixed-rate obligations and 1.96% related to floating-rate obligations) and 2.47% (5.26% related to fixed-rate obligations and 1.98% related to floating-rate obligations) as of March 2013 and December 2012, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

70	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both March 2013 and December 2012, subordinated debt had maturities ranging from 2015 to 2038. The table below presents subordinated borrowings.

	As of March 2013			As of December 2012
$ in millions	Par Amount	Carrying Amount	Rate [1]	Par Amount	Carrying Amount	Rate [1]
Subordinated debt	$14,270	$17,106	4.19%	$14,409	$17,358	4.24%

Junior subordinated debt	2,835	4,135	3.01%	2,835	4,228	3.16%
Total subordinated borrowings	$17,105	$21,241	3.99%	$17,244	$21,586	4.06%

1.

Weighted average interest rate after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

Junior Subordinated Debt

Junior Subordinated Debt Held by 2012 Trusts. In 2012, the Vesey Street Investment Trust I (Vesey Street Trust) and the Murray Street Investment Trust I (Murray Street Trust) (together, the 2012 Trusts) issued an aggregate of $2.25 billion of senior guaranteed trust securities to third parties. The proceeds of that offering were used to fund purchases of $1.75 billion of junior subordinated debt securities issued by Group Inc. that pay interest semi-annually at a fixed annual rate of 4.647% and mature on March 9, 2017, and $500 million of junior subordinated debt securities issued by Group Inc. that pay interest semi-annually at a fixed annual rate of 4.404% and mature on September 1, 2016.

The 2012 Trusts purchased the junior subordinated debt from Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts). The APEX Trusts used the proceeds from such sales to purchase shares of Group Inc.’s Perpetual Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock) and Perpetual Non-Cumulative Preferred Stock, Series F (Series F Preferred Stock). See Note 19 for more information about the Series E and Series F Preferred stock.

The 2012 Trusts are required to pay distributions on their senior guaranteed trust securities in the same amounts and on the same dates that they are scheduled to receive interest on the junior subordinated debt they hold, and are required to redeem their respective senior guaranteed trust securities upon the maturity or earlier redemption of the junior subordinated debt they hold.

The firm has the right to defer payments on the junior subordinated debt, subject to limitations. During any such deferral period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. However, as Group Inc. fully and unconditionally guarantees the payment of the distribution and redemption amounts when due on a senior basis on the senior guaranteed trust securities issued by the 2012 Trusts, if the 2012 Trusts are unable to make scheduled distributions to the holders of the senior guaranteed trust securities, under the guarantee, Group Inc. would be obligated to make those payments. As such, the $2.25 billion of junior subordinated debt held by the 2012 Trusts for the benefit of investors is not classified as junior subordinated debt.

The APEX Trusts and the 2012 Trusts are Delaware statutory trusts sponsored by the firm and wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

The firm has covenanted in favor of the holders of Group Inc.’s 6.345% Junior Subordinated Debentures due February 15, 2034, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by the APEX Trusts or shares of Group Inc’s Series E or Series F Preferred Stock prior to specified dates in 2022 for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities.

Goldman Sachs March 2013 Form 10-Q	71

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
in millions	March 2013	December 2012
Compensation and benefits	$ 4,898	$ 8,292

Insurance-related liabilities [1]	10,178	10,274

Noncontrolling interests [2]	432	508

Income tax-related liabilities [3]	3,086	2,724

Employee interests in consolidated funds	245	246

Subordinated liabilities issued by consolidated VIEs	993	1,360

Accrued expenses and other [4]	18,721	18,991
Total	$38,553	$42,395

1.	Represents liabilities for future benefits and unpaid claims carried at fair value under the fair value option as of March 2013 and December 2012, respectively.

2.	Includes $367 million and $419 million related to consolidated investment funds as of March 2013 and December 2012, respectively.

3.	See Note 24 for further information about income taxes.

4.

Includes $14.52 billion and $14.62 billion of liabilities related to the firm’s reinsurance business which were classified as held for sale as of March 2013 and December 2012, respectively. See Note 12 for further information.

72	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of March 2013				Total Commitments as of
in millions	Remainder of 2013	2014- 2015	2016- 2017	2018- Thereafter	March 2013	December 2012
Commitments to extend credit [1]
Commercial lending:
Investment-grade	$ 6,301	$11,203	$30,997	$ 5,702	$ 54,203	$ 53,736

Non-investment-grade	1,603	5,086	8,976	3,450	19,115	21,102

Warehouse financing	259	524	—	—	783	784
Total commitments to extend credit	8,163	16,813	39,973	9,152	74,101	75,622

Contingent and forward starting resale and securities borrowing agreements [2]	72,068	—	—	—	72,068	47,599

Forward starting repurchase and secured lending agreements [2]	13,268	—	—	—	13,268	6,144

Letters of credit [3]	533	179	—	15	727	789

Investment commitments	1,627	1,908	239	3,608	7,382	7,339

Other	3,483	80	27	69	3,659	4,624
Total commitments	$99,142	$18,980	$40,239	$12,844	$171,205	$142,117

1.	Commitments to extend credit are presented net of amounts syndicated to third parties.

2.	These agreements generally settle within three business days.

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

As of March 2013 and December 2012, approximately $18.55 billion and $16.09 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. The carrying value and the estimated fair value of such lending commitments were liabilities of $78 million and $624 million, respectively, as of March 2013, and $63 million and $523 million, respectively, as of December 2012. As these lending commitments are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of March 2013 and December 2012.

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

Goldman Sachs March 2013 Form 10-Q	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $30.95 billion and $32.41 billion as of March 2013 and December 2012, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $300 million of protection had been provided as of both March 2013 and December 2012. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $1.04 billion and $872 million as of March 2013 and December 2012, respectively, related to real estate private investments and $6.34 billion and $6.47 billion as of March 2013 and December 2012, respectively, related to corporate and other private investments. Of these amounts, $5.96 billion and $6.21 billion as of March 2013 and December 2012, respectively, relate to commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

in millions	As of March 2013
Remainder of 2013	$ 304

2014	393

2015	337

2016	288

2017	270

2018	219

2019 - thereafter	1,144
Total	$2,955

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

74	Goldman Sachs March 2013 Form 10-Q

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of March 2013 and December 2012, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $33 billion and $35 billion, respectively. This amount reflects paydowns and cumulative losses of approximately $92 billion ($21 billion of which are cumulative losses) as of March 2013 and approximately $90 billion ($20 billion of which are cumulative losses) as of December 2012. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $520 million and total paydowns and cumulative losses of $1.54 billion ($516 million of which are cumulative losses) as of March 2013, and an outstanding principal balance of $540 million and total paydowns and cumulative losses of $1.52 billion ($508 million of which are cumulative losses) as of December 2012, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations, from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During the three months ended March 2013 and March 2012, the firm repurchased loans with an unpaid principal balance of less than $10 million. The loss related to the repurchase of these loans was not material for both the three months ended March 2013 and March 2012.

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

Goldman Sachs March 2013 Form 10-Q	75

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims under these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of March 2013, claims under these indemnities, and payments made in connection with these claims, were not material to the firm.

The firm further agreed to provide indemnities to Ocwen not subject to a cap, which primarily relate to potential liabilities constituting fines or civil monetary penalties which could be imposed in settlements with certain terms with U.S. states’ attorneys general or in consent orders with certain terms with the Federal Reserve, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the FDIC or the New York State Department of Financial Services, in each case relating to Litton’s foreclosure and servicing practices while it was owned by the firm. The firm has entered into a settlement with the Board of Governors of the Federal Reserve System (Federal Reserve Board) relating to foreclosure and servicing matters as described below.

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

76	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 16, 2013, Group Inc. and GS Bank USA entered into a settlement in principle with the Federal Reserve Board relating to the servicing of residential mortgage loans and foreclosure processing. This settlement in principle amends the Order which is described above, provides for the termination of the independent foreclosure review under the Order and calls for Group Inc. and GS Bank USA collectively to: (i) make cash payments into a settlement fund for distribution to eligible borrowers; and (ii) provide other assistance for foreclosure prevention and loss mitigation over the next two years. The other provisions of the Order will remain in effect. On February 28, 2013, Group Inc. and GS Bank USA entered into final documentation with the Federal Reserve Board relating to the settlement.

Guarantees

The firm enters into various derivatives that meet the definition of a guarantee under U.S. GAAP, including written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. Disclosures about derivatives are not required if they may be cash settled and the firm has no basis to conclude it is probable that the counterparties held the underlying instruments at inception of the contract. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank counterparties, central clearing counterparties and certain other counterparties. Accordingly, the firm has not included such contracts in the table below.

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

Because derivatives are accounted for at fair value, the carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying values below exclude the effect of a legal right of setoff that may exist under an enforceable netting agreement and the effect of netting of cash collateral posted under enforceable credit support agreements.

	As of March 2013
		Maximum Payout/Notional Amount by Period of Expiration
in millions	Carrying Value of Net Liability	Remainder of 2013	2014- 2015	2016- 2017	2018- Thereafter	Total
Derivatives [1]	$8,083	$318,426	$275,467	$53,158	$58,370	$705,421

Securities lending indemnifications [2]	—	30,360	—	—	—	30,360

Other financial guarantees [3]	142	751	455	1,268	1,028	3,502

1.

These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore these amounts do not reflect the firm’s overall risk related to its derivative activities. As of December 2012, the carrying value of the net liability and the notional amount related to derivative guarantees were $8.58 billion and $663.15 billion, respectively.

2.

Collateral held by the lenders in connection with securities lending indemnifications was $31.24 billion as of March 2013. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees. As of December 2012, the maximum payout and collateral held related to securities lending indemnifications were $27.12 billion and $27.89 billion, respectively.

3.

Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments. As of December 2012, the carrying value of the net liability and the maximum payout related to other financial guarantees were $152 million and $3.48 billion, respectively.

Goldman Sachs March 2013 Form 10-Q	77

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of March 2013 or December 2012.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of March 2013 or December 2012.

78	Goldman Sachs March 2013 Form 10-Q

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

In addition, Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. Group Inc. is unable to develop an estimate of the maximum payout under its subsidiary guarantees; however, because these guaranteed obligations are also obligations of consolidated subsidiaries, Group Inc.’s liabilities as guarantor are not separately disclosed.

Note 19.

Shareholders’ Equity

Common Equity

On April 15, 2013, Group Inc. declared a dividend of $0.50 per common share to be paid on June 27, 2013 to common shareholders of record on May 30, 2013.

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

During the three months ended March 2013, the firm repurchased 10.1 million shares of its common stock at an average cost per share of $150.53, for a total cost of $1.52 billion, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs to satisfy minimum statutory employee tax withholding requirements. Under these plans, during the three months ended March 2013, employees remitted 70,754 shares with a total value of $10 million and the firm cancelled 3.2 million of RSUs with a total value of $458 million.

On March 25, 2013, the firm amended its warrant agreement with Berkshire Hathaway Inc. and certain of its subsidiaries (collectively, Berkshire Hathaway) to require net share settlement and to specify the exercise date as October 1, 2013. Under the amended agreement, the firm will deliver to Berkshire Hathaway the number of shares of common stock equal in value to the difference between the average closing price of the firm’s common stock over the 10 trading days preceding October 1, 2013 and the exercise price of $115.00 multiplied by the number of shares of common stock (43.5 million) covered by the warrant.

Goldman Sachs March 2013 Form 10-Q	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Equity

The table below presents perpetual preferred stock issued and outstanding as of March 2013.

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

Each share of non-cumulative Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option, at a redemption price equal to $25,000 plus declared and unpaid dividends.

Each share of non-cumulative Series E and Series F Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $100,000 and is redeemable at the option of the firm at any time subject to certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics, at a redemption price equal to $100,000 plus declared and unpaid dividends. See Note 16 for further information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

Each share of non-cumulative Series I Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option beginning November 10, 2017 at a redemption price equal to $25,000 plus accrued and unpaid dividends.

Any redemption of preferred stock by the firm requires the approval of the Federal Reserve Board. All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

On April 25, 2013, Group Inc. issued 40,000 shares of perpetual 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J, par value $0.01 per share (Series J Preferred Stock), out of a total of 46,000 shares of Series J Preferred Stock authorized for issuance. Each share of Series J Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option beginning May 10, 2023, at a redemption price equal to $25,000 plus accrued and unpaid dividends. Dividends on Series J Preferred Stock, if declared, will be payable quarterly at a fixed rate per annum of 5.50% from the issuance date to, but excluding, May 10, 2023, and thereafter at a rate per annum equal to three-month LIBOR plus 3.64%.

80	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents preferred dividends declared on preferred stock.

	Three Months Ended March
	2013		2012
	per share	in millions	per share	in millions
Series A	$234.38	$ 7	$239.58	$ 7

Series B	387.50	12	387.50	12

Series C	250.00	2	255.56	2

Series D	250.00	14	255.56	14

Series E	977.78	17	—	—

Series F	977.78	5	—	—

Series I	437.99	15	—	—
Total		$72		$35

Accumulated Other Comprehensive Income/(Loss)

The tables below present accumulated other comprehensive income/(loss) by type.

	As of March 2013
in millions	Currency translation adjustment, net of tax	Pension and postretirement liability adjustments, net of tax	Net unrealized gains/(losses) on available-for-sale securities, net of tax		Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(314)	$(206)	$327		$(193)

Other comprehensive income/(loss)	(26)	(4)	15		(15)
Balance, end of period	$(340)	$(210)	$342	[1]	$(208)

	As of December 2012
in millions	Currency translation adjustment, net of tax	Pension and postretirement liability adjustments, net of tax	Net unrealized gains/(losses) on available-for-sale securities, net of tax		Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(225)	$(374)	$ 83		$(516)

Other comprehensive income/(loss)	(89)	168	244		323
Balance, end of year	$(314)	$(206)	$327	[1]	$(193)

1.	Substantially all consists of net unrealized gains on securities held by the firm’s insurance subsidiaries as of both March 2013 and December 2012.

Goldman Sachs March 2013 Form 10-Q	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 20.

Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999. As a bank holding company, the firm is subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s risk-based capital regulations (which are based on the ‘Basel 1’ Capital Accord of the Basel Committee) reflecting the Federal Reserve Board’s revised market risk regulatory capital requirements which became effective on January 1, 2013. These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). The firm’s U.S. bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements.

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

The table below presents information regarding Group Inc.’s regulatory capital ratios under Basel 1, as implemented by the Federal Reserve Board. The information as of March 2013 reflects the revised market risk regulatory capital requirements, which became effective on January 1, 2013. The information as of December 2012 is prior to the implementation of these revised market risk regulatory capital requirements.

	As of
$ in millions	March 2013	December 2012
Tier 1 capital	$ 69,371	$ 66,977

Tier 2 capital	$ 13,445	$ 13,429

Total capital	$ 82,816	$ 80,406

Risk-weighted assets	$480,080	$399,928

Tier 1 capital ratio	14.4%	16.7%

Total capital ratio	17.3%	20.1%

Tier 1 leverage ratio	7.5%	7.3%

Changes to the market risk regulatory capital requirements referenced above introduced a new methodology for determining RWAs for market risk and are designed to implement the new market risk framework of the Basel Committee, as well as the prohibition on the use of external credit ratings, as required by the Dodd-Frank Act. These revised market risk regulatory capital requirements are a significant part of the regulatory capital changes that will ultimately be reflected in the firm’s capital ratios under the guidelines issued by the Basel Committee in December 2010 (Basel 3).

RWAs under the Federal Reserve Board’s risk-based capital requirements are calculated based on measures of credit risk and market risk. Credit risk for on-balance sheet assets is based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional amount of each trade. All such assets and exposures are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or a qualifying securities firm or other entity (or if collateral is held, depending on the nature of the collateral).

82	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under Basel 1, prior to the implementation of the revised market risk regulatory capital requirements outlined above, RWAs for market risk were determined by reference to the firm’s Value-at-Risk (VaR) model, supplemented by the standardized measurement method used to determine RWAs for specific risk for certain positions. Under the Federal Reserve Board’s revised market risk regulatory capital requirements, which became effective on January 1, 2013, the methodology for calculating the RWAs for market risk was changed. RWAs for market risk are now determined using VaR, stressed VaR, incremental risk, comprehensive risk and a standardized measurement method for specific risk.

Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets (which includes adjustments for disallowed goodwill and intangible assets, and the carrying value of equity investments in non-financial companies that are subject to deductions from Tier 1 capital).

Regulatory Reform

The firm is currently working to implement the requirements set out in the Federal Reserve Board’s “Risk-Based Capital Standards: Advanced Capital Adequacy Framework — Basel 2” (Basel 2), as applicable to Group Inc. as a bank holding company and as an advanced approach banking organization. These requirements are based on the advanced approaches under the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee. Basel 2, among other things, revises the regulatory capital framework for credit risk and equity investments, and introduces a new operational risk capital requirement. The firm will implement Basel 2 once approved to do so by regulators following the completion of a parallel run period. Based on the parallel run calculations, the firm currently meets the minimum capital requirements calculated in accordance with Basel 2, including the revised market risk regulatory capital requirements. The firm’s capital adequacy ratio will also be impacted by the further changes outlined below under Basel 3 and provisions of the Dodd-Frank Act.

The “Collins Amendment” of the Dodd-Frank Act requires advanced approach banking organizations to continue, upon adoption of Basel 2, to calculate risk-based capital ratios under both Basel 2 and Basel 1 (in each case reflecting the Federal Reserve Board’s revised market risk regulatory capital requirements). For each of the Tier 1 and Total capital ratios, the lower of the Basel 1 and Basel 2 ratios calculated will be used to determine whether such advanced approach banking organizations meet their minimum risk-based capital requirements. Furthermore, the June 2012 proposals described below include provisions which, if enacted as proposed, would modify these minimum risk-based capital requirements.

In June 2012, the U.S. federal bank regulatory agencies (Agencies) proposed further modifications to their capital adequacy regulations to address aspects of both the Dodd-Frank Act and Basel 3. If enacted as proposed, the most significant changes that would impact the firm include (i) revisions to the definition of Tier 1 capital, including new deductions from Tier 1 capital, (ii) higher minimum capital and leverage ratios, (iii) a new minimum ratio of Tier 1 common equity to RWAs, (iv) new capital conservation and counter-cyclical capital buffers, (v) an additional leverage ratio that includes measures of off-balance sheet exposures, (vi) revisions to the methodology for calculating RWAs, particularly for credit risk capital requirements for derivatives and (vii) a new “standardized approach” to the calculation of RWAs that would replace the Federal Reserve Board’s current Basel 1 risk-based capital framework in 2015, including for purposes of calculating the requisite capital floor under the Collins Amendment. In November 2012, the Agencies announced that the proposed effective date of January 1, 2013 for these modifications would be deferred, but have not indicated a revised effective date. These proposals incorporate the phase-out of Tier 1 capital treatment for the firm’s junior subordinated debt issued to trusts; such capital would instead be eligible as Tier 2 capital under the proposals. Under the Collins Amendment, this phase-out was scheduled to begin on January 1, 2013. Due to the aforementioned deferral of the effective date of the proposed capital rules, the required application of this phase-out remains uncertain at this time. However, beginning on January 1, 2013, the firm has begun the phase-out of the firm’s Tier 1 capital treatment of its junior subordinated debt issued to trusts. The firm has assumed a phase-out period allowing for only 75% of the capital instrument to be included in additional Tier 1 capital in calendar year 2013 reflecting the Federal Reserve Board’s proposed capital rules. Phased-out amounts that are no longer eligible as Tier 1 capital treatment are eligible for Tier 2 capital treatment.

Goldman Sachs March 2013 Form 10-Q	83

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

The Basel Committee has released other consultation papers that may result in further changes to the regulatory capital requirements, including a “Fundamental review of the trading book” and “Revisions to the Basel Securitization Framework.” In addition, the Basel Committee has issued other proposals on regulatory changes including a “Supervisory framework for measuring and controlling large exposures.” The full impact of these developments on the firm will not be known with certainty until after any resulting rules are finalized.

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

The interaction among the Dodd-Frank Act, other reform initiatives contemplated by the Agencies, the Basel Committee’s proposed and announced changes and other proposed or announced changes from other governmental entities and regulators (including the European Union (EU) and the U.K.’s Financial Services Authority (FSA)) adds further uncertainty to the firm’s future capital and liquidity requirements and those of the firm’s subsidiaries. The EU has recently finalized legislation which implements Basel 3 and it is expected to be in force for the European Union on January 1, 2014. As of April 1, 2013, GSI is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) which replaced the FSA.

84	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bank Subsidiaries

GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital requirements currently applicable to state member banks, which are based on Basel 1 reflecting the revised market risk regulatory capital requirements as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. Under the regulatory framework for prompt corrective action that is applicable to GS Bank USA, in order to be considered a “well-capitalized” depository institution, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. GS Bank USA has agreed with the Federal Reserve Board to maintain minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. As noted in the table below, GS Bank USA was in compliance with these minimum capital requirements as of March 2013 and December 2012.

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel 1, as implemented by the Federal Reserve Board. The information as of March 2013 reflects the revised market risk regulatory capital requirements, which became effective on January 1, 2013. These changes resulted in increased regulatory capital requirements for market risk. The information as of December 2012 is prior to the implementation of these revised market risk regulatory capital requirements.

	As of
$ in millions	March 2013	December 2012
Tier 1 capital [1]	$ 19,089	$ 20,704

Tier 2 capital	$ 56	$ 39

Total capital	$ 19,145	$ 20,743

Risk-weighted assets	$120,010	$109,669

Tier 1 capital ratio	15.9%	18.9%

Total capital ratio	16.0%	18.9%

Tier 1 leverage ratio	16.1%	17.6%

1.	The decrease from December 2012 to March 2013 is related to GS Bank USA’s $2.00 billion dividend to Group Inc. in the first quarter of 2013.

GS Bank USA is also currently working to implement the Basel 2 framework, as implemented by the Federal Reserve Board. GS Bank USA will implement Basel 2 once approved to do so by regulators following the completion of a parallel run period. Based on the parallel run calculations, GS Bank USA currently meets the minimum capital requirements calculated in accordance with Basel 2, including the revised market risk regulatory requirements.

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

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution held at the Federal Reserve Bank was approximately $49.64 billion and $58.67 billion as of March 2013 and December 2012, respectively, which exceeded required reserve amounts by $49.54 billion and $58.59 billion as of March 2013 and December 2012, respectively.

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

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, which was regulated by the FSA through March 2013, and is subject to minimum capital requirements. As of April 1, 2013, GSIB is regulated by the PRA and the FCA, which replaced the FSA. As of March 2013 and December 2012, GSIB was in compliance with all regulatory capital requirements.

Goldman Sachs March 2013 Form 10-Q	85

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

As of March 2013 and December 2012, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $14.80 billion and $14.12 billion, respectively, which exceeded the amount required by $12.85 billion and $12.42 billion, respectively. As of March 2013 and December 2012, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $2.05 billion and $2.02 billion, respectively, which exceeded the amount required by $1.94 billion and $1.92 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of March 2013 and December 2012, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Insurance Subsidiaries

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. were regulated by the FSA through March 2013. As of April 1, 2013, such entities are regulated by the PRA and the FCA, which replaced the FSA. Additionally, certain other non-U.S. insurance subsidiaries are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of March 2013 and December 2012.

Other Non-U.S. Regulated Subsidiaries

The firm’s principal non-U.S. regulated subsidiaries include GSI and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, was subject to the capital requirements imposed by the FSA through March 2013. As of April 1, 2013, GSI is regulated by the PRA and the FCA, which replaced the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of March 2013 and December 2012, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 2013 and December 2012, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of March 2013 and December 2012, Group Inc. was required to maintain approximately $30.48 billion and $31.01 billion, respectively, of minimum equity capital in these regulated subsidiaries. This minimum equity capital requirement includes certain restrictions imposed by federal and state laws as to the payment of dividends to Group Inc. by its regulated subsidiaries. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

86	Goldman Sachs March 2013 Form 10-Q

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended March
in millions, except per share amounts	2013	2012
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$2,188	$2,074
Denominator for basic EPS — weighted average number of common shares	482.1	510.8

Effect of dilutive securities:
RSUs	6.1	9.2

Stock options and warrants	21.6	9.2
Dilutive potential common shares	27.7	18.4
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	509.8	529.2
Basic EPS	$ 4.53	$ 4.05

Diluted EPS	4.29	3.92

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 for both the three months ended March 2013 and March 2012.

The diluted EPS computations in the table above do not include the following:

	Three Months Ended March
in millions	2013	2012
Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	6.1	52.5

Goldman Sachs March 2013 Form 10-Q	87

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

	Three Months Ended March
in millions	2013	2012
Fees earned from affiliated funds	$ 700	$ 594

	As of
in millions	March 2013	December 2012
Fees receivable from funds	$ 569	$ 704

Aggregate carrying value of interests in funds	14,114	14,725

As of March 2013 and December 2012, the firm had outstanding loans and guarantees to certain of its funds of $89 million and $582 million, respectively, which are collateralized by certain fund assets. These amounts relate primarily to certain real estate funds for which the firm voluntarily provided financial support to alleviate liquidity constraints during the financial crisis and, more recently, to enable them to fund investment opportunities. As of March 2013 and December 2012, the firm had no outstanding commitments to extend credit to these funds.

The Volcker Rule, as currently drafted, would restrict the firm from providing additional voluntary financial support to these funds after July 2014 (subject to extension by the Federal Reserve Board). As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to these funds; however, in the event that such support is provided, the amount of any such support is not expected to be material. In addition, in the ordinary course of business, the firm may also engage in other activities with these funds including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

88	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest income is recorded on an accrual basis based on contractual interest rates. The table below presents the sources of interest income and interest expense.

	Three Months Ended March
in millions	2013	2012
Interest income
Deposits with banks	$ 48	$ 38

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	(24)	(14)

Financial instruments owned, at fair value	2,238	2,442

Other interest [2]	346	367
Total interest income	2,608	2,833
Interest expense
Deposits	93	91

Securities loaned and securities sold under agreements to repurchase	164	211

Financial instruments sold, but not yet purchased, at fair value	511	525

Short-term borrowings [3]	106	168

Long-term borrowings [3]	910	1,009

Other interest [4]	(101)	(152)
Total interest expense	1,683	1,852
Net interest income	$ 925	$ 981

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

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

Goldman Sachs March 2013 Form 10-Q	89

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of March 2013
U.S. Federal [1]	2005

New York State and City [2]	2004

United Kingdom	2007

Japan [3]	2008

Hong Kong	2005

Korea	2008

1.

IRS examination of fiscal 2008 through calendar 2010 began in 2011. IRS examination of fiscal 2005, 2006 and 2007 began in 2008. IRS examination of fiscal 2003 and 2004 has been completed, but the liabilities for those years are not yet final. The firm anticipates that the audits of fiscal 2005 through calendar 2010 should be completed in 2013. The audit of 2011 began in 2013 and the audit of 2012 is expected to begin in 2013.

2.	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008. The examination of fiscal 2007 through 2010 began in 2013.

3.	Japan National Tax Agency examination of fiscal 2005 through 2009 began in 2010. The examinations have been completed, but the liabilities for 2008 and 2009 are not yet final.

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

90	Goldman Sachs March 2013 Form 10-Q

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

		For the Three Months Ended or as of March
in millions		2013	2012
Investment Banking	Net revenues	$ 1,568	$ 1,154

	Operating expenses	1,064	871
	Pre-tax earnings	$ 504	$ 283
	Segment assets	$ 1,873	$ 1,944
Institutional Client Services	Net revenues [1]	$ 5,139	$ 5,709

	Operating expenses	3,566	3,938
	Pre-tax earnings	$ 1,573	$ 1,771
	Segment assets	$848,375	$842,587
Investing & Lending	Net revenues	$ 2,068	$ 1,911

	Operating expenses	996	958
	Pre-tax earnings	$ 1,072	$ 953
	Segment assets	$ 97,303	$ 94,457
Investment Management	Net revenues	$ 1,315	$ 1,175

	Operating expenses	1,090	989
	Pre-tax earnings	$ 225	$ 186
	Segment assets	$ 11,672	$ 11,944
Total	Net revenues	$ 10,090	$ 9,949

	Operating expenses	6,717	6,768
	Pre-tax earnings	$ 3,373	$ 3,181
	Total assets	$959,223	$950,932

1.	Includes $40 million and $29 million for the three months ended March 2013 and March 2012, respectively, of realized gains on available-for-sale securities held in the firm’s reinsurance subsidiaries.

Total operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•	charitable contributions of $12 million for the three months ended March 2012; and

•

real estate-related exit costs of $1 million for the three months ended March 2013. Real estate-related exit costs are included in “Depreciation and amortization” in the condensed consolidated statements of earnings.

Operating expenses related to net provisions for litigation and regulatory proceedings, previously not allocated to the firm’s segments, have now been allocated. This allocation is consistent with the manner in which management currently views the performance of the firm’s segments. Reclassifications have been made to previously reported segment amounts to conform to the current presentation.

Goldman Sachs March 2013 Form 10-Q	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the amounts of net interest income or interest expense included in net revenues, and the amounts of depreciation and amortization expense included in pre-tax earnings.

	Three Months Ended March
in millions	2013	2012
Investment Banking	$ —	$ (6)

Institutional Client Services	909	971

Investing & Lending	(13)	(27)

Investment Management	29	43
Total net interest income	$925	$981

	Three Months Ended March
in millions	2013	2012
Investment Banking	$ 33	$ 42

Institutional Client Services	152	166

Investing & Lending	75	183

Investment Management	41	42
Total depreciation and amortization [1]	$302	$433

1.	Includes real estate-related exit costs of $1 million for the three months ended March 2013 that have not been allocated to the firm’s segments.

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

•	Investing & Lending: Investing: location of the investment; Lending: location of the client.

•	Investment Management: location of the sales team.

92	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the total net revenues and pre-tax earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings (excluding Corporate) for each geographic region.

	Three Months Ended March
$ in millions	2013		2012
Net revenues
Americas [1]	$ 6,005	60%	$5,787	58%

EMEA [2]	2,421	24	2,708	27

Asia [3]	1,664	16	1,454	15
Total net revenues	$10,090	100%	$9,949	100%
Pre-tax earnings
Americas [1]	$ 1,851	55%	$1,668	52%

EMEA [2]	907	27	1,062	33

Asia [3]	616	18	463	15
Subtotal	3,374	100%	3,193	100%

Corporate [4]	(1)		(12)
Total pre-tax earnings	$ 3,373		$3,181

1.	Substantially all relates to the U.S.

2.	EMEA (Europe, Middle East and Africa).

3.	Asia also includes Australia and New Zealand.

4.

Consists of real estate-related exit costs of $1 million for the three months ended March 2013, and charitable contributions of $12 million for the three months ended March 2012. Net provisions for litigation and regulatory proceedings, previously included in Corporate, have now been allocated to the geographic regions. Reclassifications have been made to previously reported geographic region amounts to conform to the current presentation.

Goldman Sachs March 2013 Form 10-Q	93

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

The table below presents the credit concentrations in cash instruments held by the firm. As of March 2013 and December 2012, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

	As of
$ in millions	March 2013	December 2012
U.S. government and federal agency obligations [1]	$114,268	$114,418

% of total assets	11.9%	12.2%

Non-U.S. government and agency obligations [1]	$ 57,666	$ 62,252

% of total assets	6.0%	6.6%

1.	Substantially all included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

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

The table below presents U.S. government and federal agency obligations, and non-U.S. government and agency obligations, that collateralize resale agreements and securities borrowed transactions (including those in “Cash and securities segregated for regulatory and other purposes”). Because the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default.

	As of
in millions	March 2013	December 2012
U.S. government and federal agency obligations	$75,935	$73,477

Non-U.S. government and agency obligations [1]	98,908	64,724

1.	Principally consisting of securities issued by the governments of Germany and France.

94	Goldman Sachs March 2013 Form 10-Q

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

With respect to proceedings described below for which management has been able to estimate a range of reasonably possible loss where (i) plaintiffs have claimed an amount of money damages, (ii) the firm is being sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2013 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular proceeding or proceedings of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such proceedings and for any other proceedings described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $3.5 billion in excess of the aggregate reserves for such proceedings.

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

Goldman Sachs March 2013 Form 10-Q	95

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

96	Goldman Sachs March 2013 Form 10-Q

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

Mortgage-Related Matters. On April 16, 2010, the SEC brought an action (SEC Action) under the U.S. federal securities laws in the U.S. District Court for the Southern District of New York against GS&Co. and Fabrice Tourre, a former employee, in connection with a CDO offering made in early 2007 (ABACUS 2007-AC1 transaction), alleging that the defendants made materially false and misleading statements to investors and seeking, among other things, unspecified monetary penalties. Investigations of GS&Co. by FINRA and of GSI by the FSA were subsequently initiated and resolved, and Group Inc. and certain of its affiliates have received subpoenas and requests for information from other regulators, regarding CDO offerings, including the ABACUS 2007-AC1 transaction, and related matters. On July 14, 2010, GS&Co. entered into a consent agreement with the SEC, settling all claims made against GS&Co. in the SEC Action, pursuant to which GS&Co. paid $550 million of disgorgement and civil penalties, and which was approved by the U.S. District Court for the Southern District of New York on July 20, 2010.

Goldman Sachs March 2013 Form 10-Q	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 6, 2011, ACA Financial Guaranty Corp. filed an action against GS&Co. in respect of the ABACUS 2007-AC1 transaction in New York Supreme Court, New York County. The complaint includes allegations of fraudulent inducement, fraudulent concealment and unjust enrichment and seeks at least $30 million in compensatory damages, at least $90 million in punitive damages and unspecified disgorgement. On April 25, 2011, the plaintiff filed an amended complaint and, on June 3, 2011, GS&Co. moved to dismiss the amended complaint. By a decision dated April 23, 2012, the court granted the motion to dismiss as to the unjust enrichment claim and denied the motion as to the other claims, and on May 29, 2012, GS&Co. appealed the decision to the extent that its motion was denied and filed counterclaims for breach of contract and fraudulent inducement, and third-party claims against ACA Management, LLC for breach of contract, unjust enrichment and indemnification. ACA Financial Guaranty Corp. and ACA Management, LLC moved to dismiss GS&Co.’s counterclaims and third-party claims on August 31, 2012. On January 31, 2013, ACA filed an amended complaint naming a third party to the ABACUS 2007-AC1 transaction as an additional defendant.

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

In June 2012, the Board received a demand from a shareholder that the Board investigate and take action relating to the firm’s mortgage-related activities and to stock sales by certain directors and executives of the firm. On February 15, 2013, this shareholder filed a putative shareholder derivative action in New York Supreme Court, New York County, against Group Inc. and certain current or former directors and employees, based on these activities and stock sales. The derivative complaint includes allegations of breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste, and seeks, among other things, unspecified monetary damages, disgorgement of profits and certain corporate governance and disclosure reforms.

98	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Since April 23, 2010, the Board has received other letters from shareholders demanding that the Board take action to address alleged misconduct by GS&Co., the Board and certain officers and employees of Group Inc. and its affiliates. These demands, which the Board has rejected, generally alleged misconduct in connection with the firm’s securitization practices, including the ABACUS 2007-AC1 transaction, the alleged failure by Group Inc. to adequately disclose the SEC investigation that led to the SEC Action, and Group Inc.’s 2009 compensation practices.

In addition, the Board has received books and records demands from several shareholders for materials relating to, among other subjects, the firm’s mortgage servicing and foreclosure activities, participation in federal programs providing assistance to financial institutions and homeowners, loan sales to Fannie Mae and Freddie Mac, mortgage-related activities and conflicts management.

GS&Co., Goldman Sachs Mortgage Company (GSMC) and GS Mortgage Securities Corp. (GSMSC) and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissionary damages. Following dismissals of certain of the plaintiff’s claims under the initial and three amended complaints, on May 5, 2011, the court granted plaintiff’s motion for entry of a final judgment dismissing all its claims, thereby allowing plaintiff to appeal. The plaintiff appealed from the dismissal with respect to all 17 of the offerings included in its original complaint. By a decision dated September 6, 2012, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiff’s claims with respect to 10 of the offerings included in plaintiff’s original complaint but vacated the dismissal and remanded the case to the district court with instructions to reinstate the plaintiff’s claims with respect to the other seven offerings. On March 18, 2013, the U.S. Supreme Court denied the defendants’ petition for certiorari from the Second Circuit decision. On October 31, 2012, the plaintiff served a fourth amended complaint relating to those seven offerings, plus seven additional offerings. On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to one of the offerings included in the initial plaintiff’s complaint. The district court twice granted defendants’ motions to dismiss this separate action, both times with leave to replead. On July 9, 2012, that separate plaintiff filed a second amended complaint, and the defendants moved to dismiss on September 21, 2012. On December 26, 2012, that separate plaintiff filed a motion to amend the second amended complaint to add claims with respect to two additional offerings included in the initial plaintiff’s complaint, which defendants have opposed. The securitization trusts issued, and GS&Co. underwrote, approximately $11 billion principal amount of certificates to all purchasers in the fourteen offerings at issue in the complaints.

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

Goldman Sachs March 2013 Form 10-Q	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS&Co., GSMC and GSMSC are among the defendants in a lawsuit filed in August 2011 by CIFG Assurance of North America, Inc. (CIFG) in New York Supreme Court, New York County. The complaint alleges that CIFG was fraudulently induced to provide credit enhancement for a 2007 securitization sponsored by GSMC, and seeks, among other things, the repurchase of $24.7 million in aggregate principal amount of mortgages that CIFG had previously stated to be non-conforming, an accounting for any proceeds associated with mortgages discharged from the securitization and unspecified compensatory damages. On October 17, 2011, the Goldman Sachs defendants moved to dismiss. By a decision dated May 1, 2012, the court dismissed the fraud and accounting claims but denied the motion as to certain breach of contract claims that were also alleged. On June 6, 2012, the Goldman Sachs defendants filed counterclaims for breach of contract. In addition, the parties have each appealed the court’s May 1, 2012 decision to the extent adverse. By an order dated May 7, 2013, the appellate court reversed the dismissal of the fraud claim but otherwise affirmed the trial court’s May 1, 2012 decision.

In addition, on January 15, 2013, CIFG filed a complaint against GS&Co. in New York Supreme Court, New York County, alleging that GS&Co. falsely represented that a third party would independently select the collateral for a 2006 CDO. CIFG seeks unspecified compensatory and punitive damages, including claims for approximately $10 million in connection with its purchase of notes, which CIFG has agreed to refer to arbitration with FINRA, and claims for over $30 million for payments to discharge alleged liabilities arising from its issuance of a financial guaranty insurance policy guaranteeing payment on a credit default swap referencing the CDO, which CIFG has agreed to stay until the arbitration of the notes-related claims has concluded.

Various alleged purchasers of, and counterparties involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including certain Allstate affiliates, Aozora Bank, Ltd., Bank Hapoalim B.M., Basis Yield Alpha Fund (Master), Bayerische Landesbank, the Charles Schwab Corporation, Deutsche Zentral-Genossenschaftbank, the FDIC (as receiver for Guaranty Bank), the Federal Home Loan Banks of Boston, Chicago, Indianapolis and Seattle, the FHFA (as conservator for Fannie Mae and Freddie Mac), HSH Nordbank, IKB Deutsche Industriebank AG, Landesbank Baden-Württemberg, Joel I. Sher (Chapter 11 Trustee) on behalf of TMST, Inc. (TMST), f/k/a Thornburg Mortgage, Inc. and certain TMST affiliates, John Hancock and related parties, Massachusetts Mutual Life Insurance Company, MoneyGram Payment Systems, Inc., National Australia Bank, the National Credit Union Administration, Phoenix Light SF Limited and related parties, Prudential Insurance Company of America and related parties, Royal Park Investments SA/NV, Sealink Funding Limited, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company, Watertown Savings Bank, and The Western and Southern Life Insurance Co.) have filed complaints or summonses with notice in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

A number of other entities (including American International Group, Inc. (AIG), Deutsche Bank National Trust Company, John Hancock and related parties, M&T Bank, Norges Bank Investment Management, Selective Insurance Company and U.S. Bank) have threatened to assert claims of various types against the firm in connection with various mortgage-related transactions, and the firm has entered into agreements with a number of these entities to toll the relevant statute of limitations.

As of the date hereof, the aggregate notional amount of mortgage-related securities sold to plaintiffs in active cases brought against the firm where those plaintiffs are seeking rescission of such securities was approximately $19.7 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the threatened claims noted above, potential claims by these or other purchasers in the same or other mortgage-related offerings that have not actually been brought against the firm, or claims that have been dismissed.

Group Inc. and GS Bank USA have entered into a Consent Order and a settlement with the Federal Reserve Board relating to the servicing of residential mortgage loans and foreclosure practices. See Note 18 for information about this settlement.

100	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Group Inc., GS&Co. and GSMC are among the numerous financial services firms named as defendants in a qui tam action originally filed by a relator on April 7, 2010 purportedly on behalf of the City of Chicago and State of Illinois in Cook County, Illinois Circuit Court asserting claims under the Illinois Whistleblower Reward and Protection Act and Chicago False Claims Act, based on allegations that defendants had falsely certified compliance with various Illinois laws, which were purportedly violated in connection with mortgage origination and servicing activities. The complaint, which was originally filed under seal, seeks treble damages and civil penalties. Plaintiff filed an amended complaint on December 28, 2011, naming GS&Co. and GSMC, among others, as additional defendants and a second amended complaint on February 8, 2012. On March 12, 2012, the action was removed to the U.S. District Court for the Northern District of Illinois, and on September 17, 2012 the district court granted the plaintiff’s motion to remand the action to state court. On November 16, 2012, the defendants moved to dismiss, and discovery has been stayed pending a ruling on the motion to dismiss.

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

On February 25, 2013, Group Inc. was added as a defendant through an amended complaint in a putative class action, originally filed on April 6, 2012 in the U.S. District Court for the Southern District of New York, against Litton, Ocwen and Ocwen Loan Servicing, LLC (Ocwen Servicing). The amended complaint generally alleges that Litton and Ocwen Servicing systematically breached agreements and violated various federal and state consumer protection laws by failing to modify the mortgage loans of homeowners participating in the federal Home Affordable Modification Program, and names Group Inc. based on its prior ownership of Litton. The plaintiffs seek unspecified compensatory, statutory and punitive damages as well as declaratory and injunctive relief. On April 29, 2013, Group Inc. moved to dismiss.

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

Goldman Sachs March 2013 Form 10-Q	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Private Equity-Sponsored Acquisitions Litigation. Group Inc. and “GS Capital Partners” are among numerous private equity firms and investment banks named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. As amended, the complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the U.S. Sherman Antitrust Act and common law. The complaint seeks, among other things, treble damages in an unspecified amount. Defendants moved to dismiss on August 27, 2008. The district court dismissed claims relating to certain transactions that were the subject of releases as part of the settlement of shareholder actions challenging such transactions, and by an order dated December 15, 2008 otherwise denied the motion to dismiss. On April 26, 2010, the plaintiffs moved for leave to proceed with a second phase of discovery encompassing additional transactions. On August 18, 2010, the court permitted discovery on eight additional transactions, and the plaintiffs filed a fourth amended complaint on October 7, 2010. On January 13, 2011, the court granted defendants’ motion to dismiss certain aspects of the fourth amended complaint. On March 1, 2011, the court granted the motion filed by certain defendants, including Group Inc., to dismiss another claim of the fourth amended complaint on the grounds that the transaction was the subject of a release as part of the settlement of a shareholder action challenging the transaction. On June 14, 2012, the plaintiffs filed a fifth amended complaint encompassing additional transactions. On July 18, 2012, the court granted defendants’ motion to dismiss certain newly asserted claims on the grounds that certain transactions are subject to releases as part of settlements of shareholder actions challenging those transactions, and denied defendants’ motion to dismiss certain additional claims as time-barred. On July 23, 2012, the defendants filed motions for summary judgment. On March 13, 2013, the court granted defendants’ motions in part and denied them in part, rejecting plaintiffs’ theory of overarching collusion, but permitting plaintiffs’ claims to proceed based on narrower theories. On April 16, 2013, the defendants filed renewed motions for summary judgment as to the certain claims and, on April 22, 2013, certain defendants, including Group Inc., filed a motion for reconsideration of the court’s summary judgment denial as to an additional claim.

IndyMac Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a putative securities class action filed on May 14, 2009 in the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various securitizations of mortgage-related assets violated the disclosure requirements of the federal securities laws. The defendants include IndyMac-related entities formed in connection with the securitizations, the underwriters of the offerings, certain ratings agencies which evaluated the credit quality of the securities, and certain former officers and directors of IndyMac affiliates. On November 2, 2009, the underwriters moved to dismiss the complaint. The motion was granted in part on February 17, 2010 to the extent of dismissing claims based on offerings in which no plaintiff purchased, and the court reserved judgment as to the other aspects of the motion. By a decision dated June 21, 2010, the district court formally dismissed all claims relating to offerings in which no named plaintiff purchased certificates (including all offerings underwritten by GS&Co.), and both granted and denied the defendants’ motions to dismiss in various other respects. On November 16, 2012, the district court denied the plaintiffs’ motion seeking reinstatement of claims relating to 42 offerings previously dismissed for lack of standing (one of which was co-underwritten by GS&Co.) without prejudice to renewal depending on the outcome of the now-denied petition for a writ of certiorari to the U.S. Supreme Court with respect to the Second Circuit’s decision described under “Mortgage-Related Matters” above. By an order dated March 26, 2013, the district court stayed the action for 60 days and directed the parties to mediate. On May 17, 2010, four additional investors filed a motion seeking to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). The defendants opposed the motion on the ground that the putative intervenors’ claims were time-barred and, on June 21, 2011, the court denied the motion to intervene with respect to, among others, the claims based on the offerings underwritten by GS&Co. Certain of the putative intervenors (including those seeking to assert claims based on two offerings underwritten by GS&Co.) have appealed. GS&Co. underwrote approximately $751 million principal amount of securities to all purchasers in the offerings at issue in the May 2010 motion to intervene.

On July 11, 2008, IndyMac Bank was placed under an FDIC receivership, and on July 31, 2008, IndyMac Bancorp, Inc. filed for Chapter 7 bankruptcy in the U.S. Bankruptcy Court in Los Angeles, California.

102	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

RALI Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a putative securities class action initially filed in September 2008 in New York Supreme Court, and subsequently removed to the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various offerings of mortgage-backed pass-through certificates violated the disclosure requirements of the federal securities laws. In addition to the underwriters, the defendants include Residential Capital, LLC (ResCap), Residential Accredit Loans, Inc. (RALI), Residential Funding Corporation (RFC), Residential Funding Securities Corporation (RFSC), and certain of their officers and directors. On March 31, 2010, the defendants’ motion to dismiss was granted in part and denied in part by the district court, resulting in dismissal on the basis of standing of all claims relating to offerings in which no plaintiff purchased securities. In June and July 2010, the lead plaintiff and five additional investors moved to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). On April 28, 2011, the court granted defendants’ motion to dismiss as to certain of these claims (including those relating to one offering underwritten by GS&Co. based on a release in an unrelated settlement), but otherwise permitted the intervenor case to proceed. By an order dated January 3, 2013, the district court denied the defendants’ motions to dismiss certain of the intervenors’ remaining claims as time barred. Class certification of the claims based on the pre-intervention offerings was initially denied by the district court, and that denial was upheld on appeal; however, following remand, on October 15, 2012, the district court certified a class in connection with the pre-intervention offerings. By an order dated January 3, 2013, the district court granted plaintiffs’ application to modify the class definition to include only initial purchasers who bought the securities directly from the underwriters or their agents no later than ten trading days after the offering date (rather than just on the offering date). On March 26, 2013, the U.S. Court of Appeals for the Second Circuit denied the defendants’ petition seeking leave to appeal the district court’s class certification orders. On April 30, 2013, the district court granted, in part, plaintiffs’ request to reinstate a number of the claims, including claims related to seven offerings underwritten by GS&Co., that were previously dismissed on March 31, 2010.

GS&Co. underwrote approximately $5.51 billion principal amount of securities to all purchasers in the offerings for which claims have not been dismissed or which have been reinstated. On May 14, 2012, ResCap, RALI and RFC filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York and the action has been stayed with respect to them, RFSC and certain of their officers and directors.

MF Global Securities Litigation. GS&Co. is among numerous underwriters named as defendants in class action complaints filed in the U.S. District Court for the Southern District of New York commencing November 18, 2011. These complaints generally allege that the offering materials for two offerings of MF Global Holdings Ltd. convertible notes (aggregating approximately $575 million in principal amount) in February 2011 and July 2011, among other things, failed to describe adequately the nature, scope and risks of MF Global’s exposure to European sovereign debt, in violation of the disclosure requirements of the federal securities laws. On August 20, 2012, the plaintiffs filed a consolidated amended complaint and on October 19, 2012, the defendants filed motions to dismiss the amended complaint. Numerous parties, including GS&Co., have commenced a mediation relating to various MF Global-related proceedings. GS&Co. underwrote an aggregate principal amount of approximately $214 million of the notes. On October 31, 2011, MF Global Holdings Ltd. filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Manhattan, New York.

GS&Co. has also received inquiries from various governmental and regulatory bodies and self-regulatory organizations concerning certain transactions with MF Global prior to its bankruptcy filing. Goldman Sachs is cooperating with all such inquiries.

Goldman Sachs March 2013 Form 10-Q	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employment-Related Matters. On September 15, 2010, a putative class action was filed in the U.S. District for the Southern District of New York by three former female employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. Group Inc. and GS&Co. filed a motion to stay the claims of one of the named plaintiffs and to compel individual arbitration with that individual, based on an arbitration provision contained in an employment agreement between Group Inc. and the individual. On April 28, 2011, the magistrate judge to whom the district judge assigned the motion denied the motion, and the district court affirmed the magistrate judge’s decision on November 15, 2011. On March 21, 2013, the U.S. Court of Appeals for the Second Circuit reversed the district court’s decision, holding that arbitration should be compelled. On June 13, 2011, Group Inc. and GS&Co. moved to strike the class allegations of one of the three named plaintiffs based on her failure to exhaust administrative remedies. On September 29, 2011, the magistrate judge recommended denial of the motion to strike and, on January 10, 2012, the district court denied the motion to strike. On July 22, 2011, Group Inc. and GS&Co. moved to strike all of the plaintiffs’ class allegations, and for partial summary judgment as to plaintiffs’ disparate impact claims. By a decision dated January 19, 2012, the magistrate judge recommended that defendants’ motion be denied as premature. The defendants filed objections to that recommendation with the district judge and on July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying in part Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature.

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

104	Goldman Sachs March 2013 Form 10-Q

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

Group Inc., GS&Co. and The Goldman, Sachs & Co. L.L.C. are defendants in an action brought by the founders and former majority shareholders of Dragon Systems, Inc. (Dragon) on November 18, 2008, alleging that the plaintiffs incurred losses due to GS&Co.’s financial advisory services provided in connection with the plaintiffs’ exchange of their purported $300 million interest in Dragon for stock of Lernout & Hauspie Speech Products, N.V. (L&H) in 2000. L&H filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Wilmington, Delaware on November 29, 2000. The action is pending in the United States District Court for the District of Massachusetts. The complaint sought unspecified compensatory, punitive and other damages, and alleged breach of fiduciary duty, violation of Massachusetts unfair trade practices laws, negligence, negligent and intentional misrepresentation, gross negligence, willful misconduct and bad faith. Former minority shareholders of Dragon brought a similar action against GS&Co. with respect to their purported $49 million interest in Dragon, and this action was consolidated with the action described above. By an order dated October 31, 2012, the court granted summary judgment with respect to certain counterclaims and an indemnification claim brought by the Goldman Sachs defendants against one of the shareholders, but denied summary judgment with respect to all other claims. On January 23, 2013, a jury found in favor of the Goldman Sachs defendants on the plaintiffs’ claims for negligence, negligent and intentional misrepresentation, gross negligence, and breach of fiduciary duty. The plaintiffs’ claims for violation of Massachusetts unfair trade practices laws will be addressed by the district court and have not yet been decided.

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

GS&Co. is among the numerous defendants in a putative antitrust class action filed on May 3, 2013 in the U.S. District Court for the Northern District of Illinois. The complaint generally alleges that defendants violated federal antitrust laws by conspiring to inflate bid-ask spreads for credit derivatives. The complaint seeks declaratory and injunctive relief as well as treble damages in an unspecified amount.

Insider Trading Investigations. From time to time, the firm and its employees are the subject of or otherwise involved in regulatory investigations relating to insider trading, the potential misuse of material nonpublic information and the effectiveness of the firm’s insider trading controls and information barriers. It is the firm’s practice to cooperate fully with any such investigations.

Goldman Sachs March 2013 Form 10-Q	105

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

Municipal Securities Matters. Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to transactions involving municipal securities, including wall-cross procedures and conflict of interest disclosure with respect to state and municipal clients, the trading and structuring of municipal derivative instruments in connection with municipal offerings, political contribution rules, underwriting of Build America Bonds, municipal advisory services and the possible impact of credit default swap transactions on municipal issuers. Goldman Sachs is cooperating with the investigations and reviews.

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

On September 4, 2008, Group Inc. was named as a defendant, together with numerous other financial services firms, in two complaints filed in the U.S. District Court for the Southern District of New York alleging that the defendants engaged in a conspiracy to manipulate the auction securities market in violation of federal antitrust laws. The actions were filed, respectively, on behalf of putative classes of issuers of and investors in auction rate securities and seek, among other things, treble damages in an unspecified amount. Defendants’ motion to dismiss was granted on January 26, 2010 and, by an order dated March 5, 2013, the U.S. Court of Appeals for the Second Circuit upheld the dismissal. Plaintiffs have agreed not to seek further review of that decision.

106	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Beginning in February 2012, GS&Co. was named as respondent in four FINRA arbitrations filed, respectively, by the cities of Houston, Texas and Reno, Nevada, a California school district and a North Carolina municipal power authority, based on GS&Co.’s role as underwriter and broker-dealer of the claimants’ issuances of an aggregate of over $1.8 billion of auction rate securities from 2003 through 2007 (in the Houston arbitration, two other financial services firms were named as respondents, and in the North Carolina arbitration, one other financial services firm was named). Each claimant alleges that GS&Co. failed to disclose that it had a practice of placing cover bids on auctions, and failed to offer the claimant the option of a formulaic maximum rate (rather than a fixed maximum rate), and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market (at an estimated cost, in the case of Houston, of approximately $90 million). Houston and Reno also allege that GS&Co. advised them to enter into interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses (including, in the case of Reno, a swap termination obligation of over $8 million). The claimants assert claims for breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD, and seek unspecified damages. In federal court, GS&Co. has filed complaints and motions seeking to enjoin the Reno, California school district and North Carolina arbitrations pursuant to the exclusive forum selection clauses in the transaction documents. On November 26, 2012, GS&Co.’s motion to enjoin was denied with regard to the Reno arbitration, and GS&Co. appealed on March 11, 2013. On February 8, 2013, GS&Co.’s motion to enjoin was granted with regard to the California school district arbitration, and the California school district appealed on March 5, 2013. On April 26, 2013, GS&Co. filed its formal motion to enjoin the North Carolina arbitration, and the North Carolina municipal power authority filed a motion to dismiss GS&Co.’s complaint for lack of venue.

Financial Crisis-Related Matters. Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations and litigation relating to the 2008 financial crisis. Goldman Sachs is cooperating with the investigations and reviews.

Goldman Sachs March 2013 Form 10-Q	107

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2013, the related condensed consolidated statements of earnings for the three months ended March 31, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, the condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2013, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2012, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2012, and the condensed consolidated statement of changes in shareholders’ equity for the year ended December 31, 2012, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

May 8, 2013

108	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The table below presents a summary of consolidated average balances and interest rates.

	Three Months Ended March
	2013			2012
in millions, except rates	Average balance	Interest	Average Rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 64,007	$ 48	0.30%	$ 48,029	$ 38	0.32%

U.S.	60,919	43	0.29	43,939	29	0.27

Non-U.S.	3,088	5	0.66	4,090	9	0.89

Securities borrowed, securities purchased under agreements to resell and federal funds sold	316,390	(24)	(0.03)	348,873	(14)	(0.02)

U.S.	180,008	(85)	(0.19)	200,486	(112)	(0.22)

Non-U.S.	136,382	61	0.18	148,387	98	0.27

Financial instruments owned, at fair value [1,2]	316,072	2,238	2.87	294,257	2,442	3.34

U.S.	193,652	1,510	3.16	181,376	1,590	3.53

Non-U.S.	122,420	728	2.41	112,881	852	3.04

Other interest-earning assets [3]	134,889	346	1.04	133,707	367	1.10

U.S.	82,295	239	1.18	87,609	236	1.08

Non-U.S.	52,594	107	0.83	46,098	131	1.14
Total interest-earning assets	831,358	2,608	1.27	824,866	2,833	1.38

Cash and due from banks	6,074			6,770

Other non-interest-earning assets [2]	124,476			110,222
Total assets	$961,908			$941,858
Liabilities
Interest-bearing deposits	$ 69,118	$ 93	0.55%	$ 48,096	$ 91	0.76%

U.S.	61,704	88	0.58	40,571	81	0.80

Non-U.S.	7,414	5	0.27	7,525	10	0.53

Securities loaned and securities sold under agreements to repurchase	187,101	164	0.36	176,115	211	0.48

U.S.	122,299	80	0.27	121,092	84	0.28

Non-U.S.	64,802	84	0.53	55,023	127	0.93

Financial instruments sold, but not yet purchased, at fair value [1,2]	95,490	511	2.17	91,587	525	2.31

U.S.	37,028	167	1.83	40,292	162	1.62

Non-U.S.	58,462	344	2.39	51,295	363	2.85

Short-term borrowings [4]	62,993	106	0.68	75,367	168	0.90

U.S.	43,053	97	0.91	49,891	136	1.10

Non-U.S.	19,940	9	0.18	25,476	32	0.51

Long-term borrowings [4]	177,257	910	2.08	182,239	1,009	2.23

U.S.	170,652	881	2.09	175,006	947	2.18

Non-U.S.	6,605	29	1.78	7,233	62	3.45

Other interest-bearing liabilities [5]	197,393	(101)	(0.21)	204,166	(152)	(0.30)

U.S.	141,253	(221)	(0.63)	150,736	(251)	(0.67)

Non-U.S.	56,140	120	0.87	53,430	99	0.75
Total interest-bearing liabilities	789,352	1,683	0.86	777,570	1,852	0.96

Non-interest-bearing deposits	750			184

Other non-interest-bearing liabilities [2]	95,104			93,280
Total liabilities	885,206			871,034

Shareholders’ equity
Preferred stock	6,200			3,100

Common stock	70,502			67,724
Total shareholders’ equity	76,702			70,824

Total liabilities and shareholders’ equity	$961,908			$941,858
Interest rate spread			0.41%			0.42%

Net interest income and net yield on interest-earning assets		$ 925	0.45		$ 981	0.48

U.S.		615	0.48		584	0.46

Non-U.S.		310	0.40		397	0.51

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [6]
Assets			37.83%			37.76%

Liabilities			27.03			25.72

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Interest rates include the effects of interest rate swaps accounted for as hedges.

5.	Primarily consists of certain payables to customers and counterparties.

6.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

Goldman Sachs March 2013 Form 10-Q	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Ratios

The table below presents selected financial ratios.

	Three Months Ended March
	2013	2012
Annualized net earnings to average assets	0.9%	0.9%

Annualized return on average common shareholders’ equity [1]	12.4	12.2

Annualized return on average total shareholders’ equity [2]	11.8	11.9

Total average equity to average assets	8.0	7.5

Dividend payout ratio [3]	11.7	8.9

1.	Based on annualized net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on annualized net earnings divided by average monthly total shareholders’ equity.

3.	Dividends declared per common share as a percentage of diluted earnings per common share.

110	Goldman Sachs March 2013 Form 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goldman Sachs March 2013 Form 10-Q	111

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

References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. All references to March 2013 and March 2012 refer to our periods ended, or the dates, as the context requires, March 31, 2013 and March 31, 2012, respectively. All references to December 2012 refer to the date December 31, 2012. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

The firm generated net earnings of $2.26 billion and diluted earnings per common share of $4.29 for the first quarter of 2013, compared with $2.11 billion and $3.92 per common share, respectively, for the first quarter of 2012. Annualized return on average common shareholders’ equity (ROE) 1 was 12.4% for the first quarter of 2013, compared with 12.2% for the first quarter of 2012.

Book value per common share was $148.41 and tangible book value per common share 2 was $138.62 as of March 2013, both approximately 3% higher compared with the end of 2012. During the quarter, the firm repurchased 10.1 million shares of its common stock for a total cost of $1.52 billion. Our Tier 1 capital ratio was 14.4% and our Tier 1 common ratio 3 was 12.7% as of March 2013, in each case under Basel 1 and reflecting the revised market risk regulatory capital requirements which became effective on January 1, 2013. As of December 2012, our Tier 1 capital ratio under Basel 1 was 16.7% and our Tier 1 common ratio under Basel 1 was 14.5% (prior to the implementation of the revised market risk regulatory capital requirements).

The firm generated net revenues of $10.09 billion for the first quarter of 2013, compared with $9.95 billion for the first quarter of 2012. These results reflected significantly higher net revenues in Investment Banking, as well as higher net revenues in both Investing & Lending and Investment Management compared with the first quarter of 2012. These increases were largely offset by lower net revenues in Institutional Client Services compared with the first quarter of 2012.

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

112	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment Banking

Net revenues in Investment Banking increased significantly compared with the first quarter of 2012 due to significantly higher net revenues in our Underwriting business. This increase primarily reflected significantly higher net revenues in debt underwriting, due to leveraged finance and commercial mortgage-related activity. Net revenues in equity underwriting were also significantly higher compared with the first quarter of 2012, reflecting an increase in client activity. Net revenues in Financial Advisory were essentially unchanged compared with the first quarter of 2012.

Institutional Client Services

Net revenues in Institutional Client Services decreased compared with the first quarter of 2012, reflecting lower net revenues in both Equities and Fixed Income, Currency and Commodities Client Execution.

The decrease in Fixed Income, Currency and Commodities Client Execution compared with the first quarter of 2012 was due to lower net revenues across most businesses, primarily reflecting significantly lower net revenues in interest rate products compared with a strong first quarter of 2012. Net revenues in mortgages were higher compared with the first quarter of 2012. During the quarter, Fixed Income, Currency and Commodities Client Execution operated in an environment characterized by generally tighter credit spreads and improved client activity levels compared with the fourth quarter of 2012.

The decrease in Equities compared with the first quarter of 2012 primarily reflected lower net revenues in equities client execution. This decrease reflected significantly lower net revenues in derivatives compared with a strong first quarter of 2012, partially offset by higher net revenues in cash products. Commissions and fees were lower compared with the first quarter of 2012, reflecting lower market volumes. In addition, securities services net revenues were lower compared with the first quarter of 2012. During the quarter, Equities operated in an environment generally characterized by an increase in global equity prices, lower volatility levels and improved client activity levels compared with the fourth quarter of 2012.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $77 million ($42 million and $35 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first quarter of 2013, compared with a net loss of $224 million ($117 million and $107 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first quarter of 2012.

Investing & Lending

Net revenues in Investing & Lending were $2.07 billion for the first quarter of 2013, compared with $1.91 billion for the first quarter of 2012. During the first quarter of 2013, Investing & Lending net revenues were positively impacted by an increase in equity prices and generally tighter credit spreads. Results for the first quarter of 2013 included a gain of $24 million from our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), net gains of $1.10 billion from other investments in equities, primarily in private equities, net gains and net interest income of $566 million from debt securities and loans, and other net revenues of $375 million related to our consolidated investments.

Investment Management

Net revenues in Investment Management increased compared with the first quarter of 2012, due to higher incentive fees and higher management and other fees. During the quarter, assets under supervision 1 increased $3 billion to $968 billion, reflecting net market appreciation of $12 billion, primarily in equity assets. Net outflows in assets under supervision were $9 billion, as outflows in money market assets and, to a lesser extent, alternative investment assets, were partially offset by inflows in fixed income and equity assets.

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

1.

Assets under supervision include assets under management and other client assets. Assets under management include client assets where we earn a fee for managing assets on a discretionary basis. Other client assets include client assets invested with third-party managers, private bank deposits and advisory relationships where we earn a fee for advisory and other services, but do not have investment discretion.

Goldman Sachs March 2013 Form 10-Q	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

Global economic conditions improved during the first quarter of 2013, as real gross domestic product (GDP) appeared to increase in most major economies. However, real GDP in the Euro area appeared to decline due to continued concerns about European sovereign debt risk and ongoing fiscal retrenchment. Political developments in the Euro area temporarily increased market volatility, although the continued supportive stance of the European Central Bank (ECB) to address funding risks for European financial institutions and sovereigns helped to improve global market conditions. Positive U.S. economic data also contributed to the improvement in market sentiment. These developments contributed to generally tighter credit spreads, higher global equity prices and lower levels of volatility. In addition, the price of crude oil increased during the quarter. The U.S. dollar appreciated significantly against the Japanese yen, and appreciated against both the British pound and the Euro. In investment banking, activity levels were mixed during the quarter, as industry-wide debt underwriting activity continued at a robust pace, industry-wide equity underwriting activity improved, although initial public offerings activity remained low, and industry-wide announced and completed mergers and acquisitions activity declined compared with the fourth quarter of 2012.

United States

In the United States, real GDP growth accelerated during the quarter, reflecting an increase in the growth of consumer spending and a positive turn in the inventory cycle. The expiration of the payroll tax cuts and the increase in some income tax rates did not appear to have had a large impact on personal consumption during the quarter, but cuts in government spending continued to have a negative effect on growth. Measures of consumer and business confidence were mixed over the quarter. Housing market activity continued to improve as sales increased and housing starts were at their highest levels since mid-2008. Unemployment levels declined, although the rate of unemployment remained elevated. Measures of inflation remained subdued during the quarter. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% and continued its program to purchase U.S. Treasury securities and mortgage-backed securities. The 10-year U.S. Treasury note yield ended the quarter at 1.87%, 9 basis points higher than at the end of 2012. In equity markets, the Dow Jones Industrial Average, the S&P 500 Index, and the NASDAQ Composite Index increased by 11%, 10% and 8%, respectively, compared with the end of 2012.

Europe

In the Euro area, real GDP appeared to decline for the sixth consecutive quarter, although at a lower rate than in the fourth quarter of 2012. This reflected a smaller decrease in consumer spending, which was partially offset by a downturn in government spending. Political uncertainty around the Italian elections and the debt crisis in Cyprus increased uncertainty in financial markets. Measures of inflation were slightly lower compared with the fourth quarter of 2012, and unemployment levels remained elevated. The ECB maintained its main refinancing operations rate at 0.75% and received payments on parts of the loans made through its longer-term refinancing operations program. The Euro depreciated by 3% against the U.S. dollar. In the United Kingdom, real GDP increased during the quarter, after having contracted during the fourth quarter of 2012. The Bank of England maintained its official bank rate at 0.50% and the British pound depreciated by 6% against the U.S. dollar. The movements in long-term government bond yields were mixed, as yields increased in Greece and Italy, declined in Spain, and only marginally changed in France, Germany and the United Kingdom. In equity markets, the FTSE 100 Index increased by 9%, the DAX Index and the CAC 40 Index both increased by 2%, and the Euro Stoxx 50 Index was essentially unchanged compared with the end of 2012.

Asia

In Japan, real GDP growth appeared to accelerate during the quarter, reflecting an upturn in private investment. In the midst of a leadership transition, the Bank of Japan introduced a 2% price stability target and made its asset purchase program open-ended. As a result of expectations for an aggressive monetary easing program, the yield on 10-year Japanese government bonds declined to near record lows, the Japanese yen depreciated against the U.S. dollar by 9% and the Nikkei 225 Index increased by 19% compared with the end of 2012. In China, real GDP growth moderated during the quarter, reflecting a slowdown in retail sales. Measures of inflation increased slightly compared with the fourth quarter of 2012. The People’s Bank of China left its reserve requirement ratio unchanged during the quarter. The Chinese yuan appreciated slightly against the U.S. dollar. In equity markets, the Hang Seng Index decreased 2%, while the Shanghai Composite Index and the KOSPI Composite Index were both essentially unchanged compared with the end of 2012. In India, economic growth appeared to increase during the quarter, although growth rates are still at the lower end of the historical range. The rate of wholesale inflation declined during the quarter, but remained elevated. The Indian rupee appreciated slightly against the U.S. dollar, and the BSE Sensex Index decreased by 3% compared with the end of 2012.

114	Goldman Sachs March 2013 Form 10-Q

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

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of March 2013 and December 2012, level 3 assets represented 4.8% and 5.0%, respectively, of the firm’s total assets. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

•	determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument;

•

determining model inputs based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations; and

•	determining appropriate valuation adjustments related to illiquidity or counterparty credit quality.

Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

Goldman Sachs March 2013 Form 10-Q	115

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

116	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Level 3 Financial Assets at Fair Value. The table below presents financial assets measured at fair value and the amount of such assets that are classified within level 3 of the fair value hierarchy.

Total level 3 financial assets were $46.02 billion and $47.10 billion as of March 2013 and December 2012, respectively.

See Notes 5 through 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about changes in level 3 financial assets and fair value measurements.

	As of March 2013		As of December 2012
in millions	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 5,705	$ —	$ 6,057	$ —

U.S. government and federal agency obligations	96,930	—	93,241	—

Non-U.S. government and agency obligations	57,657	47	62,250	26

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,909	3,164	9,805	3,389

Loans and securities backed by residential real estate	7,570	1,683	8,216	1,619

Bank loans and bridge loans	22,467	11,688	22,407	11,235

Corporate debt securities	20,442	2,442	20,981	2,821

State and municipal obligations	2,219	334	2,477	619

Other debt obligations	2,481	855	2,251	1,185

Equities and convertible debentures	89,278	15,224	96,454	14,855

Commodities	7,695	—	11,696	—
Total cash instruments	319,353	35,437	335,835	35,749

Derivatives	68,040	9,284	71,176	9,920
Financial instruments owned, at fair value	387,393	44,721	407,011	45,669

Securities segregated for regulatory and other purposes	22,676	—	30,484	—

Securities purchased under agreements to resell	158,283	104	141,331	278

Securities borrowed	54,879	—	38,395	—

Receivables from customers and counterparties	7,154	633	7,866	641

Other assets [1]	13,448	565	13,426	507
Total	$643,833	$46,023	$638,513	$47,095

1.

Consists of assets classified as held for sale related to our reinsurance business, primarily consisting of securities accounted for as available-for-sale and insurance separate account assets. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about assets held for sale.

Goldman Sachs March 2013 Form 10-Q	117

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

If we return to a prolonged period of weakness in the business environment or financial markets, our goodwill could be impaired in the future. In addition, significant changes to critical inputs of the goodwill impairment test (e.g., cost of equity) could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our goodwill.

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

A prolonged period of market weakness could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including (i) decreases in revenues from commodity-related customer contracts and relationships, (ii) an adverse action or assessment by a regulator or (iii) adverse actual experience on the contracts in our variable annuity and life insurance business. Management judgment is required to evaluate whether indications of potential impairment have occurred, and to test intangibles for impairment if required.

118	Goldman Sachs March 2013 Form 10-Q

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

A substantial portion of our compensation and benefits represents discretionary compensation, which is finalized at year-end. We believe the most appropriate way to allocate estimated annual discretionary compensation among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment. See “Results of Operations — Financial Overview — Operating Expenses” below for information regarding our ratio of compensation and benefits to net revenues.

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

Goldman Sachs March 2013 Form 10-Q	119

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

Financial Overview

The table below presents an overview of our financial results.

	Three Months Ended March
$ in millions, except per share amounts	2013	2012
Net revenues	$10,090	$9,949

Pre-tax earnings	3,373	3,181

Net earnings	2,260	2,109

Net earnings applicable to common shareholders	2,188	2,074

Diluted earnings per common share	4.29	3.92

Annualized return on average common shareholders’ equity [1]	12.4%	12.2%

1.

Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the Three Months Ended March
in millions	2013	2012
Total shareholders’ equity	$76,702	$70,824

Preferred stock	(6,200)	(3,100)
Common shareholders’ equity	$70,502	$67,724

120	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues

Three Months Ended March 2013 versus March 2012. Net revenues on the condensed consolidated statements of earnings were $10.09 billion for the first quarter of 2013, essentially unchanged compared with the first quarter of 2012. Net revenues in the first quarter of 2013 included significantly higher investment banking revenues, as well as higher investment management revenues and higher other principal transactions revenues compared with the first quarter of 2012. These increases were largely offset by lower market-making revenues and, to a lesser extent, lower net interest income and lower commissions and fees compared with the first quarter of 2012.

Non-interest Revenues

Investment banking

During the first quarter of 2013, investment banking revenues reflected an operating environment generally characterized by mixed activity levels as a result of continued macroeconomic concerns. Industry-wide debt underwriting activity continued at a robust pace, as interest rates remained low and credit spreads generally tightened. In addition, industry-wide equity underwriting activity improved, although initial public offerings activity remained low. Industry-wide announced and completed mergers and acquisitions activity declined compared with the fourth quarter of 2012. If macroeconomic concerns continue and result in lower levels of client activity, investment banking revenues would likely be negatively impacted.

Three Months Ended March 2013 versus March 2012. Investment banking revenues on the condensed consolidated statements of earnings were $1.57 billion for the first quarter of 2013, 35% higher than the first quarter of 2012, due to significantly higher revenues in our underwriting business. This increase primarily reflected significantly higher revenues in debt underwriting, due to leveraged finance and commercial mortgage-related activity. Revenues in equity underwriting were also significantly higher compared with the first quarter of 2012, reflecting an increase in client activity. Revenues in financial advisory were essentially unchanged compared with the first quarter of 2012.

Investment management

During the first quarter of 2013, investment management revenues reflected an operating environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets. In addition, the mix of assets under supervision has shifted slightly compared with the fourth quarter of 2012 from asset classes that typically generate lower fees to asset classes that typically generate higher fees. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors continue to withdraw their assets, investment management revenues would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

Three Months Ended March 2013 versus March 2012. Investment management revenues on the condensed consolidated statements of earnings were $1.25 billion for the first quarter of 2013, 13% higher than the first quarter of 2012, due to higher incentive fees and higher management and other fees.

Commissions and fees

During the first quarter of 2013, commissions and fees reflected an operating environment generally characterized by an increase in global equity prices and lower volatility levels. Although macroeconomic concerns persisted, positive developments during the quarter contributed to higher market volumes compared with the fourth quarter of 2012. If macroeconomic concerns continue and result in lower market volumes, commissions and fees would likely be negatively impacted.

Three Months Ended March 2013 versus March 2012. Commissions and fees on the condensed consolidated statements of earnings were $829 million for the first quarter of 2013, 4% lower than the first quarter of 2012, reflecting lower market volumes.

Goldman Sachs March 2013 Form 10-Q	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Market making

During the first quarter of 2013, market-making revenues reflected an operating environment generally characterized by positive developments in the U.S. economy early in the quarter, specifically in housing and unemployment. These improvements contributed to improved client activity levels, generally tighter credit spreads, higher global equity prices and lower levels of volatility. However, later in the quarter, market sentiment was mixed, as political uncertainty in Europe and the United States began to resurface, contributing to client risk aversion and lower client activity levels. Also, uncertainty over financial regulatory reform persisted. If these concerns and uncertainties continue over the long term, market-making revenues would likely continue to be negatively impacted.

Three Months Ended March 2013 versus March 2012. Market-making revenues on the condensed consolidated statements of earnings were $3.44 billion for the first quarter of 2013, 12% lower than the first quarter of 2012. Revenues were lower across most products, primarily reflecting significantly lower revenues in interest rate products and equity derivatives both compared with a strong first quarter of 2012. Revenues in mortgages were higher compared with the first quarter of 2012.

Other principal transactions

During the first quarter of 2013, other principal transactions revenues reflected an operating environment characterized by an increase in equity prices and generally tighter credit spreads. However, concerns about the outlook for the global economy and uncertainty over financial regulatory reform continues to be a meaningful consideration for the global marketplace. If equity markets decline or credit spreads widen, other principal transactions revenues would likely be negatively impacted.

Three Months Ended March 2013 versus March 2012. Other principal transactions revenues on the condensed consolidated statements of earnings were $2.08 billion for the first quarter of 2013, compared with $1.94 billion for the first quarter of 2012. Results for the first quarter of 2013 included a gain from our investment in the ordinary shares of ICBC, net gains from other investments in equities, primarily in private equities, net gains from debt securities and loans, and revenues related to our consolidated investments. In the first quarter of 2012, other principal transactions revenues included a gain from our investment in the ordinary shares of ICBC, net gains from other investments in equities (with public and private equities each contributing approximately one-half of the net gains), net gains from debt securities and loans, and revenues related to our consolidated investments.

Net Interest Income

Three Months Ended March 2013 versus March 2012. Net interest income on the condensed consolidated statements of earnings was $925 million for the first quarter of 2013, 6% lower than the first quarter of 2012. The decrease compared with the first quarter of 2012 was primarily due to lower average yields on financial instruments owned, at fair value, partially offset by lower interest expense related to our short- and long-term borrowings.

122	Goldman Sachs March 2013 Form 10-Q

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

The table below presents our operating expenses and total staff.

	Three Months Ended March
$ in millions	2013	2012
Compensation and benefits	$ 4,339	$ 4,378

Brokerage, clearing, exchange and distribution fees	561	567

Market development	141	117

Communications and technology	188	196

Depreciation and amortization	302	433

Occupancy	218	212

Professional fees	246	234

Insurance reserves [1]	127	157

Other expenses	595	474
Total non-compensation expenses	2,378	2,390
Total operating expenses	$ 6,717	$ 6,768
Total staff at period-end [2]	32,000	32,400

1.	Related revenues are included in “Market making” on the condensed consolidated statements of earnings.

2.	Includes employees, consultants and temporary staff.

Three Months Ended March 2013 versus March 2012. Operating expenses on the condensed consolidated statements of earnings were $6.72 billion for the first quarter of 2013, essentially unchanged compared with the first quarter of 2012. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $4.34 billion for the first quarter of 2013, essentially unchanged compared with the first quarter of 2012. The ratio of compensation and benefits to net revenues for the first quarter of 2013 was 43.0%, compared with 44.0% for the first quarter of 2012. Total staff decreased 1% during the first quarter of 2013.

Non-compensation expenses on the condensed consolidated statements of earnings were $2.38 billion for the first quarter of 2013, essentially unchanged compared with the first quarter of 2012. Non-compensation expenses for the first quarter of 2013 included lower depreciation and amortization expenses, primarily reflecting lower impairment charges related to consolidated investments. This decrease was largely offset by higher other expenses, primarily reflecting increased net provisions for litigation and regulatory proceedings and higher expenses related to consolidated investments. The first quarter of 2013 included net provisions for litigation and regulatory proceedings of $110 million.

Provision for Taxes

The effective income tax rate for the first quarter of 2013 was 33.0%, essentially unchanged from the full year tax rate of 33.3% for 2012.

Goldman Sachs March 2013 Form 10-Q	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

		Three Months Ended March
in millions		2013	2012
Investment Banking	Net revenues	$ 1,568	$1,154

	Operating expenses	1,064	871
	Pre-tax earnings	$ 504	$ 283
Institutional Client Services	Net revenues	$ 5,139	$5,709

	Operating expenses	3,566	3,938
	Pre-tax earnings	$ 1,573	$1,771
Investing & Lending	Net revenues	$ 2,068	$1,911

	Operating expenses	996	958
	Pre-tax earnings	$ 1,072	$ 953
Investment Management	Net revenues	$ 1,315	$1,175

	Operating expenses	1,090	989
	Pre-tax earnings	$ 225	$ 186
Total	Net revenues	$10,090	$9,949

	Operating expenses	6,717	6,768
	Pre-tax earnings	$ 3,373	$3,181

Total operating expenses in the table above include the following expenses that have not been allocated to our segments:

•	charitable contributions of $12 million for the three months ended March 2012; and

•

real estate-related exit costs of $1 million for the three months ended March 2013. Real estate-related exit costs are included in “Depreciation and amortization” in the condensed consolidated statements of earnings.

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

124	Goldman Sachs March 2013 Form 10-Q

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended March
in millions	2013	2012
Financial Advisory	$ 484	$ 489

Equity underwriting	390	255

Debt underwriting	694	410
Total Underwriting	1,084	665
Total net revenues	1,568	1,154

Operating expenses	1,064	871
Pre-tax earnings	$ 504	$ 283

The table below presents our financial advisory and underwriting transaction volumes. 1

	Three Months Ended March
in billions	2013	2012
Announced mergers and acquisitions	$ 134	$ 117

Completed mergers and acquisitions	214	81

Equity and equity-related offerings [2]	24	13

Debt offerings [3]	84	73

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

Three Months Ended March 2013 versus March 2012. Net revenues in Investment Banking were $1.57 billion for the first quarter of 2013, 36% higher than the first quarter of 2012.

Net revenues in Financial Advisory were $484 million, essentially unchanged compared with the first quarter of 2012. Net revenues in our Underwriting business were $1.08 billion, 63% higher than the first quarter of 2012. This increase primarily reflected significantly higher net revenues in debt underwriting, due to leveraged finance and commercial mortgage-related activity. Net revenues in equity underwriting were also significantly higher compared with the first quarter of 2012, reflecting an increase in client activity.

During the first quarter of 2013, Investment Banking operated in an environment generally characterized by mixed activity levels as a result of continued macroeconomic concerns. Industry-wide debt underwriting activity continued at a robust pace, as interest rates remained low and credit spreads generally tightened. In addition, industry-wide equity underwriting activity improved, although initial public offerings activity remained low. Industry-wide announced and completed mergers and acquisitions activity declined compared with the fourth quarter of 2012. If macroeconomic concerns continue and result in lower levels of client activity, net revenues in Investment Banking would likely be negatively impacted.

Our investment banking transaction backlog decreased compared with the end of 2012, reflecting lower estimated net revenues from potential advisory transactions and lower estimated net revenues from potential equity underwriting transactions, due to a decrease in potential initial public offerings transactions. Estimated net revenues from potential debt underwriting transactions were higher compared with the end of 2012, primarily reflecting an increase in potential transactions across a broad range of products.

Goldman Sachs March 2013 Form 10-Q	125

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

Operating expenses were $1.06 billion for the first quarter of 2013, 22% higher than the first quarter of 2012, due to increased compensation and benefits expenses, primarily resulting from higher net revenues. Pre-tax earnings were $504 million in the first quarter of 2013, 78% higher than the first quarter of 2012.

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended March
in millions	2013	2012
Fixed Income, Currency and Commodities Client Execution	$3,217	$3,458

Equities client execution [1]	809	1,050

Commissions and fees	793	834

Securities services	320	367
Total Equities	1,922	2,251
Total net revenues	5,139	5,709

Operating expenses	3,566	3,938
Pre-tax earnings	$1,573	$1,771

1.	Includes net revenues related to reinsurance of $233 million and $211 million for the three months ended March 2013 and March 2012, respectively.

126	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended March 2013 versus March 2012. Net revenues in Institutional Client Services were $5.14 billion for the first quarter of 2013, 10% lower than the first quarter of 2012.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $3.22 billion, 7% lower than the first quarter of 2012. Net revenues were lower across most businesses, primarily reflecting significantly lower net revenues in interest rate products compared with a strong first quarter of 2012. Net revenues in mortgages were higher compared with the first quarter of 2012. During the quarter, Fixed Income, Currency and Commodities Client Execution operated in an environment characterized by generally tighter credit spreads and improved client activity levels compared with the fourth quarter of 2012.

Net revenues in Equities were $1.92 billion, 15% lower than the first quarter of 2012, primarily reflecting lower net revenues in equities client execution. This decrease reflected significantly lower net revenues in derivatives compared with a strong first quarter of 2012, partially offset by higher net revenues in cash products. Commissions and fees were lower compared with the first quarter of 2012, reflecting lower market volumes. In addition, securities services net revenues were lower compared with the first quarter of 2012. During the quarter, Equities operated in an environment generally characterized by an increase in global equity prices, lower volatility levels and improved client activity levels compared with the fourth quarter of 2012.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $77 million ($42 million and $35 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first quarter of 2013, compared with a net loss of $224 million ($117 million and $107 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first quarter of 2012.

During the first quarter of 2013, Institutional Client Services operated in an environment generally characterized by positive developments in the U.S. economy early in the quarter, specifically in housing and unemployment. These improvements contributed to improved client activity levels, generally tighter credit spreads, higher global equity prices and lower levels of volatility. However, later in the quarter, market sentiment was mixed, as political uncertainty in Europe and the United States began to resurface, contributing to client risk aversion and lower client activity levels. Also, uncertainty over financial regulatory reform persisted. If these concerns and uncertainties continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $3.57 billion for the first quarter of 2013, 9% lower than the first quarter of 2012, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues, partially offset by higher net provisions for litigation and regulatory proceedings. Pre-tax earnings were $1.57 billion in the first quarter of 2013, 11% lower than the first quarter of 2012.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended March
in millions	2013	2012
ICBC	$ 24	$ 169

Equity securities (excluding ICBC)	1,103	891

Debt securities and loans	566	585

Other	375	266
Total net revenues	2,068	1,911

Operating expenses	996	958
Pre-tax earnings	$1,072	$ 953

Goldman Sachs March 2013 Form 10-Q	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended March 2013 versus March 2012. Net revenues in Investing & Lending were $2.07 billion for the first quarter of 2013, compared with $1.91 billion for the first quarter of 2012. During the first quarter of 2013, Investing & Lending net revenues were positively impacted by an increase in equity prices and generally tighter credit spreads. Results for the first quarter of 2013 included a gain of $24 million from our investment in the ordinary shares of ICBC, net gains of $1.10 billion from other investments in equities, primarily in private equities, net gains and net interest income of $566 million from debt securities and loans, and other net revenues of $375 million related to our consolidated investments.

During the first quarter of 2012, an increase in global equity prices and tighter credit spreads contributed to positive results in Investing & Lending. These results included a gain of $169 million from our investment in the ordinary shares of ICBC, net gains of $891 million from other investments in equities (with public and private equities each contributing approximately one-half of the net gains), net gains and net interest of $585 million from debt securities and loans, and other net revenues of $266 million related to our consolidated investments.

Operating expenses were $996 million for the first quarter of 2013, 4% higher than the first quarter of 2012, due to increased compensation and benefits expenses, primarily resulting from higher net revenues, partially offset by lower non-compensation expenses related to our consolidated investments. Pre-tax earnings were $1.07 billion in the first quarter of 2013, 12% higher than the first quarter of 2012.

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

Assets under supervision include assets under management and other client assets. Assets under management include client assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds, credit funds and private equity funds (including real estate funds), and separately managed accounts for institutional and individual investors. Other client assets include client assets invested with third-party managers, private bank deposits and advisory relationships where we earn a fee for advisory and other services, but do not have investment discretion. Assets under supervision do not include the self-directed brokerage assets of our clients.

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

The table below presents the operating results of our Investment Management segment.

	Three Months Ended March
in millions	2013	2012
Management and other fees	$1,060	$1,003

Incentive fees	140	58

Transaction revenues	115	114
Total net revenues	1,315	1,175

Operating expenses	1,090	989
Pre-tax earnings	$ 225	$ 186

128	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present our assets under supervision, including assets under management by asset class and other client assets, as well as a summary of the changes in our assets under supervision.

	As of
	March 31,		December 31,
in billions	2013	2012	2012	2011
Alternative investments [1]	$130	$139	$133	$142

Equity	149	136	133	126

Fixed income	378	347	370	340
Total non-money market assets	657	622	636	608

Money markets	203	202	218	220
Total assets under management (AUM)	860	824	854	828

Other client assets	108	76	111	67
Total assets under supervision (AUS)	$968	$900	$965	$895

1.	Primarily includes hedge funds, credit, funds, private equity, real estate, currencies, commodities and asset allocation strategies.

	Three Months Ended March 31,
in billions	2013	2012
Balance, beginning of period	$965	$895

Net inflows/(outflows)
Alternative investments	(3)	(4)

Equity	4	(5)

Fixed income	10	1
Total non-money market net inflows/(outflows)	11	(8)

Money markets	(15)	(18)
Total AUM net inflows/(outflows)	(4)	(26)
Other client assets net inflows/(outflows)	(5)	5
Total AUS net inflows/(outflows)	(9)	(21)

Net market appreciation/(depreciation)
AUM	10	22

Other client assets	2	4
Total AUS net market appreciation/(depreciation)	12	26
Balance, end of period	$968	$900

Three Months Ended March 2013 versus March 2012. Net revenues in Investment Management were $1.32 billion for the first quarter of 2013, 12% higher than the first quarter of 2012, due to higher incentive fees and higher management and other fees. During the quarter, assets under supervision increased $3 billion to $968 billion, reflecting net market appreciation of $12 billion, primarily in equity assets. Net outflows in assets under supervision were $9 billion, as outflows in money market assets and, to a lesser extent, alternative investment assets, were partially offset by inflows in fixed income and equity assets.

During the first quarter of 2013, Investment Management operated in an environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets. In addition, the mix of assets under supervision has shifted slightly compared with the fourth quarter of 2012 from asset classes that typically generate lower fees to asset classes that typically generate higher fees. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors continue to withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $1.09 billion for the first quarter of 2013, 10% higher than the first quarter of 2012, primarily due to increased compensation and benefits expenses, primarily resulting from higher net revenues. Pre-tax earnings were $225 million in the first quarter of 2013, 21% higher than the first quarter of 2012.

Geographic Data

See Note 25 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of our total net revenues and pre-tax earnings by geographic region.

Goldman Sachs March 2013 Form 10-Q	129

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

In addition, we have evaluated the limitations on sponsorship of, and investments in, hedge funds and private equity funds. The firm earns management fees and incentive fees for investment management services from hedge funds and private equity funds, which are included in our Investment Management segment. The firm also makes investments in funds, and the gains and losses from these investments are included in our Investing & Lending segment; these gains and losses will be impacted by the Volcker Rule. The Volcker Rule limitation on investments in hedge funds and private equity funds requires the firm to reduce its investment in each hedge fund and private equity fund to 3% or less of the fund’s net asset value, and to reduce the firm’s aggregate investment in all such funds to 3% or less of the firm’s Tier 1 capital. The firm’s aggregate net revenues from its investments in hedge funds and private equity funds were not material to the firm’s aggregate total net revenues over the period from 1999 through the first quarter of 2013. We continue to manage our existing private equity funds, taking into account the transition periods under the Volcker Rule. With respect to our hedge funds, we currently plan to comply with the Volcker Rule by redeeming certain of our interests in the funds. Since March 2012, we have been redeeming up to approximately 10% of certain hedge funds’ total redeemable units per quarter, and expect to continue to do so through June 2014. Since March 2012, we have redeemed approximately $1.32 billion of these interests in hedge funds, including approximately $260 million during the three months ended March 2013. In addition, we have limited the firm’s initial investment to 3% for certain new investments in hedge funds and private equity funds.

As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a rule requiring each bank holding company with over $50 billion in assets and each designated systemically important financial institution to provide to regulators an annual plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). Our resolution plan must, among other things, demonstrate that Goldman Sachs Bank USA (GS Bank USA) is adequately protected from risks arising from our other entities. The regulators’ joint rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy and analyses of the company’s material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements. We submitted our first resolution plan to the regulators on June 29, 2012. GS Bank USA also submitted its first resolution plan on June 29, 2012, as required by the FDIC. In April 2013, the Federal Reserve Board and the FDIC provided additional guidance to the firm relating to its 2013 resolution plan. At the same time, they extended the deadline for submission of our 2013 resolution plan to October 1, 2013. The deadline for submission of GS Bank USA’s 2013 resolution plan was also extended by the FDIC to October 1, 2013.

130	Goldman Sachs March 2013 Form 10-Q

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

The CFTC is responsible for issuing rules relating to swaps, swap dealers and major swap participants, and the SEC is responsible for issuing rules relating to security-based swaps, security-based swap dealers and major security-based swap participants. Although the CFTC has not yet finalized its capital regulations, certain of the requirements, including registration of swap dealers and real-time public trade reporting, have taken effect already under CFTC rules, and the SEC and the CFTC have finalized the definitions of a number of key terms. The CFTC adopted final rules requiring the mandatory clearing of certain credit default swaps and interest rate swaps between dealers beginning in March 2013, which include a phase-in for covered transactions with non-dealer financial entities in June 2013 and end-users in September 2013. The CFTC has finalized a number of other implementing rules and laid out a series of implementation deadlines in 2013, covering rules for business conduct standards for swap dealers and clearing requirements.

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

Goldman Sachs March 2013 Form 10-Q	131

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

In February 2013, the European Commission published a proposal for enhanced cooperation in the area of financial transactions tax in response to a request from certain member states of the European Union. The proposed financial transactions tax is broad in scope and would apply to transactions in a wide variety of financial instruments and derivatives. The proposed date for implementation of the tax is January 1, 2014. We are currently evaluating the impact of the draft legislation, which is still subject to further revisions. The full impact of these proposals will not be known with certainty until the legislation is finalized.

See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about regulatory developments as they relate to our regulatory capital ratios.

See “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for more information on the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.

132	Goldman Sachs March 2013 Form 10-Q

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

Goldman Sachs March 2013 Form 10-Q	133

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

•

Through our Internal Capital Adequacy Assessment Process (ICAAP), CCAR, the Dodd-Frank Act Stress Tests (DFAST), and our resolution and recovery planning, we further analyze how we would manage our balance sheet and risks through the duration of a severe crisis and we develop plans to access funding, generate liquidity, and/or redeploy or issue equity capital, as appropriate.

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

	As of
in millions	March 2013	December 2012
Excess liquidity (Global Core Excess)	$174,435	$174,622

Other cash	7,440	6,839
Excess liquidity and cash	181,875	181,461

Secured client financing	238,029	229,442

Inventory	297,813	318,323

Secured financing agreements	106,491	76,277

Receivables	41,897	36,273
Institutional Client Services	446,201	430,873

ICBC [1]	1,110	2,082

Public equity (excluding ICBC)	2,931	3,866

Private equity	17,164	17,401

Debt	23,788	25,386

Receivables and other	9,637	8,421
Investing & Lending	54,630	57,156
Total inventory and related assets	500,831	488,029

Other assets [2]	38,488	39,623
Total assets	$959,223	$938,555

1.	In January 2013, we sold approximately 45% of the ordinary shares of ICBC.

2.

Includes assets related to our reinsurance business classified as held for sale as of March 2013 and December 2012, respectively. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.

134	Goldman Sachs March 2013 Form 10-Q

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

Goldman Sachs March 2013 Form 10-Q	135

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

	As of March 2013
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 63,333		$ —	$ —	$ —	$ —	$ 63,333

Cash and securities segregated for regulatory and other purposes	—		41,044	—	—	—	41,044

Securities purchased under agreements to resell and federal funds sold	37,803		73,253	46,832	618	—	158,506

Securities borrowed	36,913		75,469	59,659	—	—	172,041

Receivables from brokers, dealers and clearing organizations	—		5,662	14,802	37	—	20,501

Receivables from customers and counterparties	—		42,601	27,095	8,221	—	77,917

Financial instruments owned, at fair value	43,826		—	297,813	45,754	—	387,393

Other assets	—		—	—	—	38,488	38,488
Total assets	$181,875		$238,029	$446,201	$54,630	$38,488	$959,223

	As of December 2012
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 72,669		$ —	$ —	$ —	$ —	$ 72,669

Cash and securities segregated for regulatory and other purposes	—		49,671	—	—	—	49,671

Securities purchased under agreements to resell and federal funds sold	28,018		84,064	28,960	292	—	141,334

Securities borrowed	41,699		47,877	47,317	—	—	136,893

Receivables from brokers, dealers and clearing organizations	—		4,400	14,044	36	—	18,480

Receivables from customers and counterparties	—		43,430	22,229	7,215	—	72,874

Financial instruments owned, at fair value	39,075		—	318,323	49,613	—	407,011

Other assets	—		—	—	—	39,623	39,623
Total assets	$181,461		$229,442	$430,873	$57,156	$39,623	$938,555

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

136	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of March 2013, total assets on our condensed consolidated statements of financial condition were $959.22 billion, an increase of $20.67 billion from December 2012. This increase was primarily due to an increase in collateralized agreements of $52.32 billion, primarily due to firm and client activities. This increase was partially offset by a decrease in financial instruments owned, at fair value of $19.62 billion, primarily due to decreases in equities and convertible debentures, non-U.S. government and agency obligations, commodities and derivatives.

As of March 2013, total liabilities on our condensed consolidated statements of financial condition were $882.00 billion, an increase of $19.16 billion from December 2012. This increase was primarily due to an increase in financial instruments sold, but not yet purchased, at fair value of $27.11 billion, primarily due to increases in non-U.S. government and agency obligations, U.S. government and federal agency obligations, and equities and convertible debentures. This increase was partially offset by a decrease in securities sold under agreements to repurchase, at fair value of $16.45 billion, primarily due to firm financing activities.

As of March 2013 and December 2012, our total securities sold under agreements to repurchase, at fair value, accounted for as collateralized financings, were $155.36 billion and $171.81 billion, respectively, which were 8% lower and essentially unchanged, respectively, compared with the daily average amount of repurchase agreements over the respective quarters. As of March 2013, the decrease in our repurchase agreements relative to the daily average during the quarter was primarily due to firm financing activities. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information on our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

$ in millions	As of
	March 2013	December 2012
Total assets	$959,223	$938,555

Adjusted assets	$689,034	$686,874

Unsecured long-term borrowings	$167,008	$167,305

Total shareholders’ equity	$ 77,228	$ 75,716

Leverage ratio	12.4x	12.4x

Adjusted leverage ratio	8.9x	9.1x

Debt to equity ratio	2.2x	2.2x

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

The table below presents the reconciliation of total assets to adjusted assets.

		As of
in millions		March 2013	December 2012
Total assets		$ 959,223	$ 938,555

Deduct:	Securities borrowed	(172,041)	(136,893)

	Securities purchased under agreements to resell and federal funds sold	(158,506)	(141,334)

Add:	Financial instruments sold, but not yet purchased, at fair value	153,749	126,644

	Less derivative liabilities	(52,347)	(50,427)
	Subtotal	(229,145)	(202,010)

Deduct:	Cash and securities segregated for regulatory and other purposes	(41,044)	(49,671)
Adjusted assets		$ 689,034	$ 686,874

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

Goldman Sachs March 2013 Form 10-Q	137

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

Our adjusted leverage ratio decreased to 8.9x as of March 2013 from 9.1x as of December 2012 as our total shareholders’ equity increased.

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

•

long-term unsecured debt (including structured notes) through syndicated U.S. registered offerings, U.S. registered and Rule 144A medium-term note programs, offshore medium-term note offerings and other debt offerings;

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

We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis especially during times of market stress. Substantially all of our secured funding, excluding funding collateralized by liquid government obligations, is executed for tenors of one month or greater. Assets that may be harder to fund on a secured basis during times of market stress include certain financial instruments in the following categories: mortgage and other asset-backed loans and securities, non-investment grade corporate debt securities, equities and convertible debentures and emerging market securities. Assets that are classified as level 3 in the fair value hierarchy are generally funded on an unsecured basis. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about the classification of financial instruments in the fair value hierarchy and see “— Unsecured Long-Term Borrowings” below for further information about the use of unsecured long-term borrowings as a source of funding.

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of March 2013.

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

138	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCE. We issue in different tenors, currencies, and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through the first quarter of 2019 as of March 2013.

The weighted average maturity of our unsecured long-term borrowings as of March 2013 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

Goldman Sachs March 2013 Form 10-Q	139

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

	As of March 2013
	Type of Deposit
in millions	Savings and Demand	[1]	Time	[2]
Private bank deposits [3]	$30,022		$ —

Certificates of deposit	—		22,749

Deposit sweep programs	15,431		—

Institutional	302		4,181
Total [4]	$45,755		$26,930

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity in excess of three years.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Deposits insured by the FDIC as of March 2013 were approximately $43.98 billion.

Unsecured Short-Term Borrowings. A significant portion of our short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We primarily issue commercial paper, promissory notes, and other hybrid instruments.

As of March 2013, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $40.98 billion. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Form  10-Q for further information about our unsecured short-term borrowings.

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

As part of the Federal Reserve Board’s annual CCAR, U.S. bank holding companies with total consolidated assets of $50 billion or greater are required to submit annual capital plans for review by the Federal Reserve Board. The purpose of the Federal Reserve Board’s review is to ensure that these institutions have robust, forward-looking capital planning processes that account for their unique risks and that permit continued operations during times of economic and financial stress. The Federal Reserve Board will evaluate a bank holding company based on whether it has the capital necessary to continue operating under the baseline and stressed scenarios provided by the Federal Reserve. As part of the capital plan review, the Federal Reserve Board evaluates an institution’s plan to make capital distributions, such as increasing dividend payments or repurchasing or redeeming stock, across a range of macro-economic and firm-specific assumptions. In addition, the DFAST rules require us to conduct stress tests on a semi-annual basis and publish a summary of certain results. The Federal Reserve Board also conducts its own annual stress tests and publishes a summary of certain results.

We submitted our 2013 CCAR to the Federal Reserve on January 7, 2013 and published a summary of our DFAST results under the Federal Reserve Board’s severely adverse scenario in March 2013. As part of our 2013 CCAR submission, the Federal Reserve informed us that it did not object to our proposed capital actions, including the repurchase of outstanding common stock, a potential increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities through the first quarter of 2014. However, as required by the Federal Reserve, we will resubmit our capital plan by the end of the third quarter of 2013, incorporating certain enhancements to our stress test processes.

140	Goldman Sachs March 2013 Form 10-Q

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

As of March 2013, our total shareholders’ equity was $77.23 billion (consisting of common shareholders’ equity of $71.03 billion and preferred stock of $6.20 billion). As of December 2012, our total shareholders’ equity was $75.72 billion (consisting of common shareholders’ equity of $69.52 billion and preferred stock of $6.20 billion). In addition, as of both March 2013 and December 2012, $2.75 billion of our junior subordinated debt issued to trusts qualified as capital for regulatory and certain rating agency purposes. See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

Consolidated Regulatory Capital

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999. As a bank holding company, we are subject to consolidated regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s risk-based capital regulations (which are based on the ‘Basel 1’ Capital Accord of the Basel Committee) reflecting the Federal Reserve Board’s revised market risk regulatory capital requirements which became effective on January 1, 2013. These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the firm’s RWAs. The firm’s capital levels are also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

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

Consolidated Regulatory Capital Ratios

The table below presents information about our regulatory capital ratios, which are based on Basel 1, as implemented by the Federal Reserve Board. The information as of March 2013 reflects the revised market risk regulatory capital requirements, which became effective on January 1, 2013. The information as of December 2012 is prior to the implementation of these revised market risk regulatory capital requirements. In the table below:

•	Equity investments in certain entities primarily represent a portion of our equity investments in non-financial companies.

•

Debt valuation adjustment represents the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads (net of tax at the applicable tax rate).

•

Other adjustments within our Tier 1 common capital include net unrealized gains/(losses) on available-for-sale securities (net of tax at the applicable tax rate), the cumulative change in our pension and postretirement liabilities (net of tax at the applicable tax rate) and investments in certain nonconsolidated entities.

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 Capital is reduced, or discounted, upon reaching a remaining maturity of five years. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the subordinated debt.

Goldman Sachs March 2013 Form 10-Q	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	As of
$ in millions	March 2013	December 2012
Common shareholders’ equity	$ 71,028	$ 69,516

Less: Goodwill	(3,702)	(3,702)

Less: Intangible assets	(981)	(1,397)

Less: Equity investments in certain entities	(3,959)	(4,805)

Less: Disallowed deferred tax assets	(1,002)	(1,261)

Less: Debt valuation adjustment	(115)	(180)

Less: Other adjustments	(134)	(124)
Tier 1 Common Capital	61,135	58,047

Perpetual non-cumulative preferred stock	6,200	6,200

Junior subordinated debt issued to trusts [1]	2,063	2,750

Other adjustments	(27)	(20)
Tier 1 Capital	69,371	66,977
Qualifying subordinated debt	12,721	13,342

Junior subordinated debt issued to trusts [1]	687	—

Other adjustments	37	87
Tier 2 Capital	13,445	13,429
Total Capital	$ 82,816	$ 80,406
Risk-Weighted Assets	$480,080	$399,928

Tier 1 Capital Ratio	14.4%	16.7%

Total Capital Ratio	17.3%	20.1%

Tier 1 Leverage Ratio [2]	7.5%	7.3%

Tier 1 Common Ratio [3]	12.7%	14.5%

1.

Beginning on January 1, 2013, we began to incorporate the Dodd-Frank Act’s phase-out of Tier 1 capital treatment for junior subordinated debt issued to trusts. The firm has assumed a phase-out period allowing for only 75% of the capital instrument to be included in Tier 1 capital in calendar year 2013, reflecting the Federal Reserve Board’s proposed capital rules. Phased-out amounts that are no longer eligible as Tier 1 capital treatment are eligible for Tier 2 capital treatment. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the junior subordinated debt issued to trusts.

2.	See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the firm’s Tier 1 leverage ratio.

3.

The Tier 1 common ratio equals Tier 1 common capital divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we and investors use to assess capital adequacy and is of increasing importance to regulators. The Tier 1 common ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Our Tier 1 capital ratio decreased to 14.4% as of March 2013 from 16.7% as of December 2012 primarily reflecting an increase in RWAs. The increase in RWAs was primarily driven by the implementation of the revised market risk regulatory capital requirements which introduced a new methodology for determining RWAs for market risk and are designed to implement the new market risk framework of the Basel Committee, as well as the prohibition on the use of external credit ratings, as required by the Dodd-Frank Act. These revised market risk capital requirements are a significant part of the regulatory capital changes that will ultimately be reflected in our Basel 3 capital ratios.

The table below presents the changes in Tier 1 common capital, Tier 1 capital and Tier 2 capital for the three months ended March 2013.

in millions	Three Months Ended March 2013
Tier 1 Common Capital
Balance, beginning of year	$58,047

Increase in common shareholders’ equity	1,512

Decrease in intangible assets	416

Decrease in equity investments in certain entities	846

Decrease in disallowed deferred tax assets	259

Decrease in debt valuation adjustment	65

Increase in other adjustments	(10)
Balance, end of period	61,135
Tier 1 Capital
Balance, beginning of year	66,977

Net increase in Tier 1 common capital	3,088

Redesignation of junior subordinated debt issued to trusts	(687)

Increase in other adjustments	(7)
Balance, end of period	69,371
Tier 2 Capital
Balance, beginning of year	13,429

Decrease in qualifying subordinated debt	(621)

Redesignation of junior subordinated debt issued to trusts	687

Decrease in other adjustments	(50)
Balance, end of period	13,445
Total Capital	$82,816

See “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K and Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about our regulatory capital ratios and the related regulatory requirements, including pending and proposed regulatory changes.

142	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Risk-Weighted Assets

RWAs under the Federal Reserve Board’s risk-based capital requirements are calculated based on measures of credit risk and market risk.

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

Under Basel 1, prior to the implementation of the revised market risk regulatory capital requirements, RWAs for market risk were determined by reference to the firm’s Value-at-Risk (VaR) model, supplemented by the standardized measurement method used to determine RWAs for specific risk for certain positions.

Under the Federal Reserve Board’s revised market risk regulatory capital requirements, which became effective on January 1, 2013, the methodology for calculating RWAs for market risk was changed. RWAs for market risk are now determined using VaR, stressed VaR, incremental risk, comprehensive risk and a standardized measurement method for specific risk.

VaR is the potential loss in value of inventory positions due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations we use a single VaR model which captures risks including interest rates, equity prices, currency rates and commodity prices. VaR used for regulatory capital requirements (Regulatory VaR) differs from risk management VaR due to different time horizons (10-day vs. 1-day), confidence levels (99% vs. 95%) and differences in the scope of positions on which VaR is calculated. Stressed VaR is the potential loss in value of inventory positions during a period of significant market stress. Incremental risk is the potential loss in value of non-securitized inventory positions due to the default or credit migration of issuers of financial instruments over a one-year time horizon. Comprehensive risk is the potential loss in value, due to price risk and defaults, within the firm’s credit correlation positions. The standardized measurement method is used to determine RWAs for specific risk for certain positions by applying supervisory defined risk-weighting factors to such positions after applicable netting is performed.

We will provide additional information on Regulatory VaR, stressed VaR, incremental risk, comprehensive risk and the standardized measurement method for specific risk on our web site as described under “Available Information” below.

The table below presents information on the components of RWAs within our consolidated regulatory capital ratios.

	As of
in millions	March 2013	December 2012
Credit RWAs
OTC derivatives	$ 93,903	$107,269

Commitments and guarantees [1]	41,067	46,007

Securities financing transactions [2]	38,054	47,069

Other [3]	99,791	87,181
Total Credit RWAs	$272,815	$287,526
Total Market RWAs	207,265	112,402
Total RWAs [4]	$480,080	$399,928

1.	Principally includes certain commitments to extend credit and letters of credit.

2.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

3.	Principally includes receivables from customers, other assets, cash and cash equivalents and available-for-sale securities.

4.	Under the current regulatory capital framework, there is no explicit requirement for Operational Risk.

The table below presents information on the components of market RWAs within our consolidated regulatory capital ratios as of March 2013.

in millions	As of March 2013
Regulatory VaR	$ 12,600

Stressed VaR	43,875

Incremental risk	23,388

Comprehensive risk	22,700

Specific risk	104,702
Total Market RWAs	$207,265

Goldman Sachs March 2013 Form 10-Q	143

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

We evaluate capital adequacy based on the result of our internal risk-based capital assessment and regulatory capital ratios, supplemented with the results of stress tests which measure the firm’s estimated performance under various market conditions. Our goal is to hold sufficient capital to ensure we remain adequately capitalized after experiencing a severe stress event. Our assessment of capital adequacy is viewed in tandem with our assessment of liquidity adequacy and is integrated into the overall risk management structure, governance and policy framework of the firm.

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

GS Bank USA is subject to minimum capital requirements that are calculated in a manner similar to those applicable to bank holding companies and computes its capital ratios in accordance with the regulatory capital requirements currently applicable to state member banks, which are based on Basel 1, as implemented by the Federal Reserve Board. As of March 2013 and December 2012, GS Bank USA’s Tier 1 capital ratio under Basel 1 as implemented by the Federal Reserve Board was 15.9% and 18.9%, respectively. See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about GS Bank USA’s regulatory capital ratios under Basel 1, as implemented by the Federal Reserve Board. Effective January 1, 2013, GS Bank USA also implemented the revised market risk regulatory capital requirements outlined above. These revised market risk regulatory capital requirements are a significant part of the regulatory capital changes that will ultimately be reflected in GS Bank USA’s Basel 3 capital ratios.

144	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

For purposes of assessing the adequacy of its capital, GS Bank USA has established an ICAAP which is similar to that used by Group Inc. In addition, the rules adopted by the Federal Reserve Board under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its annual stress results to the Federal Reserve on January 7, 2013 and published a summary of its results in March 2013. GS Bank USA’s capital levels and prompt corrective action classification are subject to qualitative judgments by its regulators about components, risk weightings and other factors.

We expect that the capital requirements of several of our subsidiaries are likely to increase in the future due to the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators. See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information about the capital requirements of our other regulated subsidiaries and the potential impact of regulatory reform.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of March 2013 and December 2012, Group Inc.’s equity investment in subsidiaries was $71.68 billion and $73.32 billion, respectively, compared with its total shareholders’ equity of $77.23 billion and $75.72 billion, respectively.

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

Berkshire Hathaway Warrant. On March 25, 2013, the firm amended its warrant agreement with Berkshire Hathaway Inc. and certain of its subsidiaries (collectively, Berkshire Hathaway) to require net share settlement and to specify the exercise date as October 1, 2013. Under the amended agreement, the firm will deliver to Berkshire Hathaway the number of shares of common stock equal in value to the difference between the average closing price of the firm’s common stock over the 10 trading days preceding October 1, 2013 and the exercise price of $115.00 multiplied by the number of shares of common stock (43.5 million) covered by the warrant.

Goldman Sachs March 2013 Form 10-Q	145

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

On April 15, 2013, the Board of Directors of Group Inc. (Board), authorized the repurchase of an additional 75.0 million shares of common stock pursuant to the firm’s existing share repurchase program. As of April 15, 2013, under the share repurchase program approved by the Board, we can repurchase up to 86.4 million additional shares of common stock, including the newly authorized amount; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on our repurchase program and see above for information about the annual CCAR.

Other Capital Metrics

The table below presents information on our shareholders’ equity and book value per common share.

	As of
in millions, except per share amounts	March 2013	December 2012
Total shareholders’ equity	$77,228	$75,716

Common shareholders’ equity	71,028	69,516

Tangible common shareholders’ equity	66,345	64,417

Book value per common share	148.41	144.67

Tangible book value per common share	138.62	134.06

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

The table below presents the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of
in millions	March 2013	December 2012
Total shareholders’ equity	$77,228	$75,716

Deduct: Preferred stock	(6,200)	(6,200)
Common shareholders’ equity	71,028	69,516

Deduct: Goodwill and identifiable intangible assets	(4,683)	(5,099)
Tangible common shareholders’ equity	$66,345	$64,417

Book value and tangible book value per common share. Book value and tangible book value per common share are based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 478.6 million and 480.5 million as of March 2013 and December 2012, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

146	Goldman Sachs March 2013 Form 10-Q

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

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Guarantees	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Derivatives	See “Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Goldman Sachs March 2013 Form 10-Q	147

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

The table below presents our contractual obligations, commitments and guarantees as of March 2013.

in millions	Remainder of 2013	2014- 2015	2016- 2017	2018- Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits [1]	$ —	$ 6,781	$ 4,421	$ 5,517	$ 16,719

Secured long-term financings [2]	—	6,429	1,197	1,345	8,971

Unsecured long-term borrowings [3]	—	37,121	42,269	87,618	167,008

Contractual interest payments [4]	4,933	12,974	9,959	33,812	61,678

Insurance liabilities [5]	355	923	905	13,731	15,914

Subordinated liabilities issued by consolidated VIEs	7	55	30	901	993

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	8,163	16,813	39,973	9,152	74,101

Contingent and forward starting resale and securities borrowing agreements	72,068	—	—	—	72,068

Forward starting repurchase and secured lending agreements	13,268	—	—	—	13,268

Letters of credit	533	179	—	15	727

Investment commitments	1,627	1,908	239	3,608	7,382

Other commitments	3,483	80	27	69	3,659

Minimum rental payments	304	730	558	1,363	2,955

Derivative guarantees	318,426	275,467	53,158	58,370	705,421

Securities lending indemnifications	30,360	—	—	—	30,360

Other financial guarantees	751	455	1,268	1,028	3,502

1.	Excludes $10.21 billion of time deposits maturing within one year.

2.

The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales and certain other nonrecourse financings, exceeded their related fair value by $134 million.

3.

Includes $9.84 billion related to interest rate hedges on certain unsecured long-term borrowings. In addition, the fair value of unsecured long-term borrowings (principal and non-principal-protected) for which the fair value option was elected exceeded the related aggregate contractual principal amount by $140 million. Excludes $82 million of unsecured long-term borrowings related to our reinsurance business classified as held for sale as of March 2013. See Note 17 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.

4.

Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of March 2013. Includes stated coupons, if any, on structured notes.

5.

Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts. Excludes $13.02 billion of insurance liabilities related to our reinsurance business classified as held for sale as of March 2013. See Note 17 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.

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

148	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See Notes 15 and 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our short-term borrowings and commitments and guarantees, respectively.

As of March 2013, our unsecured long-term borrowings were $167.01 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

As of March 2013, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $2.96 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three months ended March 2013, total occupancy expenses for space held in excess of our current requirements were not material. In addition, during the three months ended March 2013, we incurred exit costs of $1 million related to our office space. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

Governance. Risk management governance starts with our Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its Risk Committee, which consists of all of our independent directors. The Board also receives regular briefings on firmwide risks, including market risk, liquidity risk, credit risk and operational risk from our independent control and support functions, including the chief risk officer. The chief risk officer, as part of the review of the firmwide risk package, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures. Next, at the most senior levels of the firm, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior managers lead and participate in risk-oriented committees, as do the leaders of our independent control and support functions — including those in compliance, controllers, credit risk management, human capital management, legal, market risk management, operations, operational risk management, tax, technology and treasury.

The firm’s governance structure provides the protocol and responsibility for decision-making on risk management issues and ensures implementation of those decisions. We make extensive use of risk-related committees that meet regularly and serve as an important means to facilitate and foster ongoing discussions to identify, manage and mitigate risks.

Goldman Sachs March 2013 Form 10-Q	149

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

150	Goldman Sachs March 2013 Form 10-Q

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

Goldman Sachs March 2013 Form 10-Q	151

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

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of the firm’s financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by the firm’s chief financial officer and a senior managing director from the firm’s executive office, and reports to the Management Committee. The following four committees report to the Firmwide Risk Committee. The chairperson of the Securities Division Risk Committee is appointed by the chairpersons of the Firmwide Risk Committee; the chairpersons of the Credit Policy and Firmwide Operational Risk Committees are appointed by the firm’s chief risk officer; and the chairpersons of the Firmwide Finance Committee are appointed by the Firmwide Risk Committee.

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

•

Firmwide Finance Committee. The Firmwide Finance Committee has oversight responsibility for liquidity risk, the size and composition of our balance sheet and capital base, and credit ratings. This committee regularly reviews our liquidity, balance sheet, funding position and capitalization, approves related policies, and makes recommendations as to any adjustments to be made in light of current events, risks, exposures and regulatory requirements. As a part of such oversight, this committee reviews and approves balance sheet limits and the size of our GCE. This committee is co-chaired by the firm’s chief financial officer and the firm’s global treasurer.

152	Goldman Sachs March 2013 Form 10-Q

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

At the transaction level, various people and groups have roles. As a general matter, the Business Selection and Conflicts Resolution Group reviews all financing and advisory assignments in Investment Banking and certain investing, lending and other activities of the firm. Various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees across the firm, also review new underwritings, loans, investments and structured products. These committees work with internal and external lawyers and the Compliance Division to evaluate and address any actual or potential conflicts.

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules, and regulations.

Goldman Sachs March 2013 Form 10-Q	153

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

Excess Liquidity

Our most important liquidity policy is to pre-fund our estimated potential cash and collateral needs during a liquidity crisis and hold this excess liquidity in the form of unencumbered, highly liquid securities and cash. We believe that the securities held in our global core excess would be readily convertible to cash in a matter of days, through liquidation, by entering into repurchase agreements or from maturities of resale agreements, and that this cash would allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets.

As of March 2013 and December 2012, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $174.44 billion and $174.62 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of March 2013 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
in millions	Three Months Ended March 2013	Year Ended December 2012
U.S. dollar-denominated	$136,228	$125,111

Non-U.S. dollar-denominated	44,278	46,984
Total	$180,506	$172,095

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

154	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of our GCE by asset class.

	Average for the
in millions	Three Months Ended March 2013	Year Ended December 2012
Overnight cash deposits	$ 63,045	$ 52,233

U.S. government obligations	73,106	72,379

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	1,580	2,313

German, French, Japanese and United Kingdom government obligations	42,775	45,170
Total	$180,506	$172,095

The GCE is held at Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the
in millions	Three Months Ended March 2013	Year Ended December 2012
Group Inc.	$ 25,656	$ 37,405

Major broker-dealer subsidiaries	87,895	78,229

Major bank subsidiaries	66,955	56,461
Total	$180,506	$172,095

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

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

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $92.03 billion and $87.09 billion for the three months ended March 2013 and year ended December 2012, respectively. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in our Modeled Liquidity Outflow.

Goldman Sachs March 2013 Form 10-Q	155

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

•	No issuance of equity or unsecured debt.

•	No support from government funding facilities. Although we have access to various central bank funding programs, we do not assume reliance on them as a source of funding in a liquidity crisis.

•	We do not assume asset liquidation, other than the GCE.

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

•	Contingent: Adverse changes in value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

156	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

•

Contingent: Other outflows of cash or collateral related to OTC derivatives, excluding OTC-cleared, including the impact of trade terminations, collateral substitutions, collateral disputes, collateral calls or termination payments required by a two-notch downgrade in our credit ratings, and collateral that has not been called by counterparties, but is available to them.

Exchange-Traded and OTC-cleared Derivatives

•	Contingent: Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded and OTC-cleared derivatives.

•	Contingent: An increase in initial margin and guaranty fund requirements by derivative clearing houses.

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

Goldman Sachs March 2013 Form 10-Q	157

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2013, Group Inc. had $30.03 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $29.77 billion invested in GSI, a regulated U.K. broker-dealer; $2.63 billion invested in GSEC, a U.S. registered broker-dealer; $3.50 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $19.06 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also provided, directly or indirectly, $74.24 billion of unsubordinated loans and $10.28 billion of collateral to these entities, substantially all of which was to GS&Co., GSI and GS Bank USA, as of March 2013. In addition, as of March 2013, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Proposed Liquidity Framework

The Basel Committee on Banking Supervision’s international framework for liquidity risk measurement, standards and monitoring calls for imposition of a liquidity coverage ratio, designed to ensure that banks and bank holding companies maintain an adequate level of unencumbered high-quality liquid assets based on expected cash outflows under an acute liquidity stress scenario, and a net stable funding ratio, designed to promote more medium- and long-term funding of the assets and activities of these entities over a one-year time horizon. While the principles behind the new framework are broadly consistent with our current liquidity management framework, it is possible that the implementation of these standards could impact our liquidity and funding requirements and practices. Under the Basel Committee framework, the liquidity coverage ratio would be introduced on January 1, 2015; however, there would be a phase-in period whereby firms would have a 60% minimum in 2015 which would be raised 10% per year until it reaches 100% in 2019. The net stable funding ratio is not expected to be introduced as a requirement until January 1, 2018.

158	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Ratings

The table below presents the unsecured credit ratings and outlook of Group Inc.

As of March 2013
	Short-Term Debt		Long-Term Debt		Subordinated Debt	Trust Preferred	[1]	Preferred Stock		Ratings Outlook
DBRS, Inc.	R-1 (middle	)	A (high	)	A	A		BBB	[3]	Stable

Fitch, Inc.	F1		A	[2]	A-	BBB-		BB+	[3]	Stable

Moody’s Investors Service (Moody’s)	P-2		A3	[2]	Baa1	Baa3		Ba2	[3]	Negative	[4]

Standard & Poor’s Ratings Services (S&P)	A-2		A-	[2]	BBB+	BB+		BB+	[3]	Negative

Rating and Investment Information, Inc.	a-1		A+		A	N/A		N/A		Negative

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

3.	Includes Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

4.	The ratings outlook for trust preferred and preferred stock is stable.

The table below presents the unsecured credit ratings of GS Bank USA, GS&Co. and GSI.

As of March 2013
	Short-Term Debt	Long-Term Debt	Short-Term Bank Deposits	Long-Term Bank Deposits
Fitch, Inc.
GS Bank USA	F1	A	F1	A+

GS&Co.	F1	A	N/A	N/A

GSI	F1	A	N/A	N/A

Moody’s
GS Bank USA	P-1	A2	P-1	A2

S&P
GS Bank USA	A-1	A	N/A	N/A

GS&Co.	A-1	A	N/A	N/A

GSI	A-1	A	N/A	N/A

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

Goldman Sachs March 2013 Form 10-Q	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	our liquidity, market, credit and operational risk management practices;

•	the level and variability of our earnings;

•	our capital base;

•	our franchise, reputation and management;

•	our corporate governance; and

•	the external operating environment, including the assumed level of government support.

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

	As of
in millions	March 2013	December 2012
Additional collateral or termination payments for a one-notch downgrade	$1,597	$1,534

Additional collateral or termination payments for a two-notch downgrade	2,476	2,500

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

Three Months Ended March 2013. Our cash and cash equivalents decreased by $9.34 billion to $63.33 billion at the end of the first quarter of 2013. We used net cash of $5.70 billion for operating activities. We used $3.64 billion in net cash for investing and financing activities for net repayments of unsecured and secured short-term borrowings and repurchases of common stock, partially offset by an increase in bank deposits.

Three Months Ended March 2012. Our cash and cash equivalents increased by $1.13 billion to $57.14 billion at the end of the first quarter of 2012. We generated $3.78 billion in net cash from operating activities. We used net cash of $2.65 billion in investing and financing activities, primarily from the net repayments of secured and unsecured borrowings, partially offset by a net increase in bank deposits.

160	Goldman Sachs March 2013 Form 10-Q

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

We use a variety of risk measures to estimate the size of potential losses for both moderate and more extreme market moves over both short-term and long-term time horizons. Our primary risk measures are VaR, which is used for shorter-term periods, and stress tests. Our risk reports detail key risks, drivers and changes for each desk and business, and are distributed daily to senior management of both our revenue-producing units and our independent control and support functions.

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

We are aware of the inherent limitations to VaR and therefore use a variety of risk measures in our market risk management process. Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme.

•	VaR does not take account of the relative liquidity of different risk positions.

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

Goldman Sachs March 2013 Form 10-Q	161

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

Our VaR measure does not include:

•	positions that are best measured and monitored using stress testing; and

•	the impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected.

Stress Testing

Stress testing is a method of determining the effect on the firm of various hypothetical stress scenarios. We use stress testing to examine risks of specific portfolios as well as the potential impact of significant risk exposures across the firm. We use a variety of stress testing techniques to calculate the potential loss from a wide range of market moves on the firm’s portfolios, including sensitivity analysis, scenario analysis and firmwide stress tests. The results of our various stress tests are analyzed together for risk management purposes.

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

162	Goldman Sachs March 2013 Form 10-Q

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

Model Review and Validation

Our VaR and stress testing models are subject to review and validation by our independent model validation group at least annually. This review includes:

•	a critical evaluation of the model, its theoretical soundness and adequacy for intended use;

•	verification of the testing strategy utilized by the model developers to ensure that the model functions as intended; and

•	verification of the suitability of the calculation techniques incorporated in the model.

Our VaR and stress testing models are regularly reviewed and enhanced in order to incorporate changes in the composition of inventory positions, as well as variations in market conditions. Prior to implementing significant changes to our assumptions and/or models, we perform model validation and test runs. Significant changes to our VaR and stress testing models are reviewed with the firm’s chief risk officer and chief financial officer, and approved by the Firmwide Risk Committee.

We evaluate the accuracy of our VaR model through daily backtesting (i.e., comparing daily trading net revenues to the VaR measure calculated as of the prior business day) at the firmwide level and for each of our businesses and major regulated subsidiaries.

Systems

We have made a significant investment in technology to monitor market risk including:

•	an independent calculation of VaR and stress measures;

•	risk measures calculated at individual position levels;

•	attribution of risk measures to individual risk factors of each position;

•	the ability to report many different views of the risk measures (e.g., by desk, business, product type or legal entity); and

•	the ability to produce ad hoc analyses in a timely manner.

Goldman Sachs March 2013 Form 10-Q	163

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

Average Daily VaR

in millions Risk Categories	Three Months Ended March
	2013	2012
Interest rates	$ 62	$ 90

Equity prices	30	29

Currency rates	14	15

Commodity prices	21	26

Diversification effect	(51)	(65)
Total	$ 76	$ 95

Our average daily VaR decreased to $76 million for the first quarter of 2013 from $95 million for the first quarter of 2012, primarily reflecting a decrease in the interest rates category due to lower levels of volatility, partially offset by a decrease in the diversification benefit across risk categories.

Quarter-End VaR and High and Low VaR

in millions Risk Categories	As of		Three Months Ended March 2013
	March	December
	2013	2012	High		Low
Interest rates	$ 67	$ 64	$ 70		$55

Equity prices	24	22	90	[1]	20

Currency rates	18	9	22		9

Commodity prices	17	18	25		16

Diversification effect	(43)	(42)
Total	$ 83	$ 71	$127		$64

1.	Reflects the impact of temporarily increased exposures as a result of equity underwriting transactions.

Our daily VaR increased to $83 million as of March 2013 from $71 million as of December 2012, primarily reflecting an increase in the currency rates category, principally due to increased exposures.

During the first quarter of 2013, the firmwide VaR risk limit was not exceeded, raised or reduced.

164	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects the VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended March 2013.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the first quarter of 2013 (i.e., a VaR exception).

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

Goldman Sachs March 2013 Form 10-Q	165

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

Asset Categories	10% Sensitivity
	Amount as of
in millions	March 2013	December 2012
ICBC	$ 111	$ 208

Equity (excluding ICBC) [1]	2,235	2,263

Debt [2]	1,568	1,676

1.	Relates to private and restricted public equity securities, including interests in firm-sponsored funds that invest in corporate equities and real estate and interests in firm-sponsored hedge funds.

2.

Primarily relates to interests in our firm-sponsored funds that invest in corporate mezzanine and senior debt instruments. Also includes loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

The decrease in our 10% sensitivity measure for ICBC as of March 2013 from December 2012 was due to the sale of approximately 45% of the ordinary shares in January 2013.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $3 million gain (including hedges) as of March 2013. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was an $8 million gain (including hedges) as of March 2013. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

The firm engages in insurance activities where we reinsure and purchase portfolios of insurance risk and pension liabilities. The risks associated with these activities include, but are not limited to: equity price, interest rate, reinvestment and mortality risk. The firm mitigates risks associated with insurance activities through the use of reinsurance and hedging. Certain of the assets associated with the firm’s insurance activities are included in VaR. In addition to the positions included in VaR, we held $8.90 billion of securities accounted for as available-for-sale as of March 2013, which support the firm’s reinsurance business. As of March 2013, our available-for-sale securities primarily consisted of $3.38 billion of corporate debt securities with an average yield of 4%, the majority of which will mature after five years, $3.50 billion of mortgage and other asset-backed loans and securities with an average yield of 7%, the majority of which will mature after ten years, $682 million of state and municipal obligations with an average yield of 6%, the majority of which will mature after ten years, and $637 million of U.S. government and federal agency obligations with an average yield of 3%, the majority of which will mature after ten years. As of December 2012, we held $9.07 billion of securities accounted for as available-for-sale, primarily consisting of $3.63 billion of corporate debt securities with an average yield of 4%, the majority of which will mature after five years, $3.38 billion of mortgage and other asset-backed loans and securities with an average yield of 6%, the majority of which will mature after ten years, and $856 million of U.S. government and federal agency obligations with an average yield of 3%, the majority of which will mature after five years. As of March 2013 and December 2012, such assets were classified as held for sale and were included in “Other assets.” See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about assets held for sale.

In addition, as of March 2013 and December 2012, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about such lending commitments. As of March 2013, the firm also had $7.88 billion of loans held for investment which were accounted for at amortized cost and included in “Receivables from customers and counterparties,” substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $74 million of additional interest income over a 12-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about loans held for investment.

166	Goldman Sachs March 2013 Form 10-Q

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

Goldman Sachs March 2013 Form 10-Q	167

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

168	Goldman Sachs March 2013 Form 10-Q

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

OTC Derivatives. Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements. Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement.

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

The tables below present the distribution of our exposure to OTC derivatives by tenor, based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives, both before and after the effect of collateral and netting agreements. Receivable and payable balances for the same counterparty across tenor categories are netted under enforceable netting agreements, and cash collateral received is netted under enforceable credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category. Net credit exposure in the tables below represents OTC derivative assets included in “Financial instruments owned, at fair value” less the fair value of securities collateral and cash collateral received under credit support agreements, which management considers when determining credit risk, but such collateral is not eligible for netting under U.S. GAAP. The categories shown reflect our internally determined public rating agency equivalents.

	As of March 2013
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 650	$ 1,655	$ 2,798	$ 5,103	$ (1,505)	$ 3,598	$ 3,243

AA/Aa2	4,990	6,706	21,383	33,079	(16,128)	16,951	10,039

A/A2	12,439	25,669	37,078	75,186	(52,356)	22,830	13,592

BBB/Baa2	7,316	11,174	24,935	43,425	(31,695)	11,730	4,061

BB/Ba2 or lower	2,941	5,183	4,214	12,338	(5,782)	6,556	4,830

Unrated	676	953	321	1,950	(30)	1,920	1,509
Total	$29,012	$51,340	$ 90,729	$171,081	$(107,496)	$63,585	$37,274

	As of December 2012
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 494	$ 1,934	$ 2,778	$ 5,206	$ (1,476)	$ 3,730	$ 3,443

AA/Aa2	4,631	7,483	20,357	32,471	(16,026)	16,445	10,467

A/A2	13,422	26,550	42,797	82,769	(57,868)	24,901	16,326

BBB/Baa2	7,032	12,173	27,676	46,881	(32,962)	13,919	4,577

BB/Ba2 or lower	2,489	5,762	7,676	15,927	(9,116)	6,811	4,544

Unrated	326	927	358	1,611	(13)	1,598	1,259
Total	$28,394	$54,829	$101,642	$184,865	$(117,461)	$67,404	$40,616

Goldman Sachs March 2013 Form 10-Q	169

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

Credit Exposures

As of March 2013, our credit exposures decreased as compared with December 2012, reflecting a decrease in cash and OTC derivative exposures, partially offset by an increase in loans and lending commitments. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased from December 2012 reflecting an increase in loans and lending commitments. During the three months ended March 2013, counterparty defaults and the estimated losses associated with these counterparty defaults were lower as compared with the same prior year period.

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments associated with traditional credit origination activities broken down by industry, region and internal credit rating.

170	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions	March 2013	December 2012	March 2013	December 2012	March 2013	December 2012
Asset Managers & Funds	$ —	$ —	$ 9,836	$10,552	$ 2,111	$ 1,673

Banks, Brokers & Other Financial Institutions	10,398	10,507	17,397	21,310	8,474	6,192

Consumer Products, Non-Durables & Retail	—	—	2,156	1,516	14,139	13,304

Government & Central Banks	52,935	62,162	15,178	14,729	1,695	1,782

Healthcare & Education	—	—	3,952	3,764	8,220	7,717

Insurance	—	—	3,628	4,214	3,224	3,199

Natural Resources & Utilities	—	—	4,830	4,383	16,972	16,360

Real Estate	—	—	330	381	4,332	3,796

Technology, Media, Telecommunications & Services	—	—	1,744	2,016	16,403	17,674

Transportation	—	—	904	1,207	6,415	6,557

Other	—	—	3,630	3,332	5,373	4,650
Total [2]	$63,333	$72,669	$63,585	$67,404	$87,358	$82,904

Credit Exposure by Region

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions	March 2013	December 2012	March 2013	December 2012	March 2013	December 2012
Americas	$55,124	$65,193	$28,793	$32,968	$60,433	$59,792

EMEA [3]	2,486	1,683	27,858	26,739	24,485	21,104

Asia	5,723	5,793	6,934	7,697	2,440	2,008
Total [2]	$63,333	$72,669	$63,585	$67,404	$87,358	$82,904
Credit Exposure by Credit Quality

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions Credit Rating Equivalent	March 2013	December 2012	March 2013	December 2012	March 2013	December 2012
AAA/Aaa	$50,679	$59,825	$ 3,598	$ 3,730	$ 2,164	$ 2,179

AA/Aa2	5,580	6,356	16,951	16,445	6,996	7,220

A/A2	5,850	5,068	22,830	24,901	21,887	21,901

BBB/Baa2	228	326	11,730	13,919	27,903	26,313

BB/Ba2 or lower	996	1,094	6,556	6,811	28,243	25,291

Unrated	—	—	1,920	1,598	165	—
Total [2]	$63,333	$72,669	$63,585	$67,404	$87,358	$82,904

1.

Includes approximately $17 billion and $12 billion of loans as of March 2013 and December 2012, respectively, and approximately $70 billion and $71 billion of lending commitments as of March 2013 and December 2012, respectively. Excludes certain bank loans and bridge loans and certain lending commitments that are risk managed as part of market risk using VaR and sensitivity measures.

2.

The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. We had approximately $40 billion and $37 billion as of March 2013 and December 2012, respectively, in credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk.

3.	EMEA (Europe, Middle East and Africa).

Goldman Sachs March 2013 Form 10-Q	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Selected Country Exposures

There have been continuing concerns about European sovereign debt risk and its impact on the European banking system and a number of European member states have been experiencing significant credit deterioration. The most pronounced market concerns relate to Greece, Ireland, Italy, Portugal and Spain. The tables below present our credit exposure (both gross and net of hedges) to all sovereigns, financial institutions and corporate counterparties or borrowers in these countries. Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or borrower. In addition, the tables include the market exposure of our long and short inventory for which the issuer or underlier is located in these countries. Market exposure represents the potential for loss in value of our inventory due to changes in market prices. There is no overlap between the credit and market exposures in the tables below.

The country of risk is determined by the location of the counterparty, issuer or underlier’s assets, where they generate revenue, the country in which they are headquartered, and/or the government whose policies affect their ability to repay their obligations.

	As of March 2013
	Credit Exposure											Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ 92		$ —	$ 92	$ —		$ 92	$ —	$ 92	$ 36	$ —	$ —		$ 36

Non-Sovereign	—		18		6	24	—		24	—	24	60	32	(28)		64
Total Greece	—		110		6	116	—		116	—	116	96	32	(28)		100

Ireland
Sovereign	—		1		—	1	—		1	—	1	(11)	—	(240)		(251)

Non-Sovereign	454		281		83	818	(13)		805	28	833	210	60	149		419
Total Ireland	454		282		83	819	(13)		806	28	834	199	60	(91)		168

Italy
Sovereign	—		1,809		64	1,873	(1,717)		156	—	156	(566)	—	(418)		(984)

Non-Sovereign	100		611		114	825	(29)		796	439	1,235	167	1	(1,492)		(1,324)
Total Italy	100		2,420		178	2,698	(1,746)		952	439	1,391	(399)	1	(1,910)		(2,308)

Portugal
Sovereign	—		128		53	181	—		181	—	181	257	—	(188)		69

Non-Sovereign	—		22		2	24	—		24	—	24	167	(8)	(322)		(163)
Total Portugal	—		150		55	205	—		205	—	205	424	(8)	(510)		(94)

Spain
Sovereign	—		54		—	54	—		54	—	54	(23)	—	6		(17)

Non-Sovereign	1,173		182		80	1,435	(65)		1,370	735	2,105	1,465	61	(278)		1,248
Total Spain	1,173		236		80	1,489	(65)		1,424	735	2,159	1,442	61	(272)		1,231
Total	$1,727	[1]	$3,198	[2]	$402	$5,327	$(1,824	) [3]	$3,503	$1,202	$4,705	$1,762	$146	$(2,811	) [3]	$ (903)

1.	Principally consists of collateralized loans.

2.	Includes the benefit of $6.6 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $393 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

In addition, during the first quarter of 2013, Cyprus experienced significant credit deterioration and there are market concerns about its sovereign debt risk. Our total credit and market exposure to Cyprus was not material as of March 2013.

172	Goldman Sachs March 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	As of December 2012
	Credit Exposure											Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ —		$ —	$ —	$ —		$ —	$ —	$ —	$ 30	$ —	$ —		$ 30

Non-Sovereign	—		5		1	6	—		6	—	6	65	15	(5)		75
Total Greece	—		5		1	6	—		6	—	6	95	15	(5)		105

Ireland
Sovereign	—		1		103	104	—		104	—	104	8	—	(150)		(142)

Non-Sovereign	—		126		36	162	—		162	—	162	801	74	155		1,030
Total Ireland	—		127		139	266	—		266	—	266	809	74	5		888

Italy
Sovereign	—		1,756		1	1,757	(1,714)		43	—	43	(415)	—	(603)		(1,018)

Non-Sovereign	43		560		129	732	(33)		699	587	1,286	434	65	(996)		(497)
Total Italy	43		2,316		130	2,489	(1,747)		742	587	1,329	19	65	(1,599)		(1,515)

Portugal
Sovereign	—		141		61	202	—		202	—	202	155	—	(226)		(71)

Non-Sovereign	—		44		2	46	—		46	—	46	168	(6)	(133)		29
Total Portugal	—		185		63	248	—		248	—	248	323	(6)	(359)		(42)

Spain
Sovereign	—		75		—	75	—		75	—	75	986	—	(268)		718

Non-Sovereign	1,048		259		23	1,330	(95)		1,235	733	1,968	1,268	83	(186)		1,165
Total Spain	1,048		334		23	1,405	(95)		1,310	733	2,043	2,254	83	(454)		1,883
Total	$1,091	[1]	$2,967	[2]	$356	$4,414	$(1,842	) [3]	$2,572	$1,320	$3,892	$3,500	$231	$(2,412	) [3]	$1,319

1.	Principally consists of collateralized loans.

2.	Includes the benefit of $6.6 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $357 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underlyings. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives included above are bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash or U.S. Treasury securities. The gross purchased and written credit derivative notionals across the above countries for single-name and index credit default swaps (included in ‘Hedges’ and ‘Credit Derivatives’ in the tables above) were $178.1 billion and $167.6 billion, respectively, as of March 2013, and $179.4 billion and $168.6 billion, respectively, as of December 2012. Including netting under legally enforceable netting agreements, within each and across all of the countries above, the purchased and written credit derivative notionals for single-name and index credit default swaps were $25.8 billion and $15.1 billion, respectively, as of March 2013, and $26.0 billion and $15.3 billion, respectively, as of December 2012. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements.

In credit exposure above, ‘Other’ principally consists of deposits, secured lending transactions and other secured receivables, net of applicable collateral. As of March 2013 and December 2012, $8.3 billion and $4.8 billion, respectively, of secured lending transactions and other secured receivables were fully collateralized.

For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Goldman Sachs March 2013 Form 10-Q	173

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

Credit events which occurred subsequent to March 2013 related to these countries did not have a material effect on our financial condition, results of operations, liquidity or capital resources.

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

174	Goldman Sachs March 2013 Form 10-Q

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

Internal Audit performs an independent review of our operational risk framework, including our key controls, processes and applications, on an annual basis to assess the effectiveness of our framework.

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

Goldman Sachs March 2013 Form 10-Q	175

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

176	Goldman Sachs March 2013 Form 10-Q

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

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

Goldman Sachs March 2013 Form 10-Q	177

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

In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. In addition, we make available on the Investor Relations section of our web site information regarding DFAST results and intend to make available, on a quarterly basis, information on the firm’s risk management practices and regulatory capital ratios, as required under the disclosure-related provisions of the Federal Reserve Board’s market risk capital rules.

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

178	Goldman Sachs March 2013 Form 10-Q

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

Goldman Sachs March 2013 Form 10-Q	179

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[1]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs	[1]
Month #1 (January 1, 2013 to January 31, 2013)	2,701,284	[2]	$144.82	2,630,530		18,858,321

Month #2 (February 1, 2013 to February 28, 2013)	4,761,527		152.15	4,761,527		14,096,794

Month #3 (March 1, 2013 to March 31, 2013)	2,738,346		153.11	2,738,346		11,358,448	[3]
Total	10,201,157			10,130,403

1.

On March 21, 2000, we announced that the Board of Directors of Group Inc. (Board) had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 355 million shares by resolutions of our Board adopted from June 2001 through July 2011. We use our share repurchase program to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital position (i.e., comparisons of our desired level and composition of capital to our actual level and composition of capital), but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date. Any repurchase of our common stock requires approval by the Federal Reserve Board.

2.	Includes 70,754 shares remitted by employees to satisfy minimum statutory withholding taxes on equity-based awards that were delivered to employees during the period.

3.

On April 15, 2013, the Board authorized the repurchase of an additional 75.0 million shares of common stock pursuant to the firm’s existing share repurchase program. As of April 15, 2013, under the share repurchase program approved by the Board, we can repurchase up to 86.4 million additional shares of common stock, including the newly authorized amount; however, any such repurchases are subject to the approval of the Federal Reserve Board.

180	Goldman Sachs March 2013 Form 10-Q

Item 6.    Exhibits

Exhibits

3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of May 6, 2013.

4.1

Form of Amendment to Warrant (originally issued on October 1, 2008), dated as of March 25, 2013, between The Goldman Sachs Group, Inc. and each Warrantholder named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 26, 2013).

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.*

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2013 and March 31, 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012, (iii) the Condensed Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and year ended December 31, 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Goldman Sachs March 2013 Form 10-Q	181

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ Harvey M. Schwartz
Name: Harvey M. Schwartz
Title: Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith
Title: Principal Accounting Officer

Date: May 8, 2013

182	Goldman Sachs March 2013 Form 10-Q