Form 10-Q
period 2013-06-30
GOLDMAN SACHS GROUP INC
filed 2013-08-08
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 26, 2013, there were 449,103,641 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

Goldman Sachs June 2013 Form 10-Q	1

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2013	2012	2013	2012
Revenues
Investment banking	$1,552	$1,206	$ 3,120	$ 2,366

Investment management	1,267	1,266	2,517	2,371

Commissions and fees	873	799	1,702	1,659

Market making	2,692	2,097	6,129	6,002

Other principal transactions	1,402	169	3,483	2,107
Total non-interest revenues	7,786	5,537	16,951	14,505

Interest income	2,663	3,055	5,271	5,888

Interest expense	1,837	1,965	3,520	3,817
Net interest income	826	1,090	1,751	2,071
Net revenues, including net interest income	8,612	6,627	18,702	16,576
Operating expenses
Compensation and benefits	3,703	2,915	8,042	7,293

Brokerage, clearing, exchange and distribution fees	613	544	1,174	1,111

Market development	140	129	281	246

Communications and technology	182	202	370	398

Depreciation and amortization	266	409	568	842

Occupancy	210	214	428	426

Professional fees	218	213	464	447

Insurance reserves	49	121	176	278

Other expenses	586	465	1,181	939
Total non-compensation expenses	2,264	2,297	4,642	4,687
Total operating expenses	5,967	5,212	12,684	11,980
Pre-tax earnings	2,645	1,415	6,018	4,596

Provision for taxes	714	453	1,827	1,525
Net earnings	1,931	962	4,191	3,071

Preferred stock dividends	70	35	142	70
Net earnings applicable to common shareholders	$1,861	$ 927	$ 4,049	$ 3,001
Earnings per common share
Basic	$ 3.92	$ 1.83	$ 8.45	$ 5.90

Diluted	3.70	1.78	7.99	5.72

Dividends declared per common share	$ 0.50	$ 0.46	$ 1.00	$ 0.81

Average common shares outstanding
Basic	473.2	501.5	477.5	506.1

Diluted	503.5	520.3	506.6	524.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Net earnings	$1,931	$962	$4,191	$3,071

Other comprehensive income/(loss), net of tax:
Currency translation adjustments, net of tax	(30)	(24)	(56)	(52)

Pension and postretirement liability adjustments, net of tax	(3)	—	(7)	7

Available-for-sale securities adjustments, net of tax	(342)	25	(327)	55
Other comprehensive income/(loss)	(375)	1	(390)	10
Comprehensive income	$1,556	$963	$3,801	$3,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs June 2013 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
in millions, except share and per share amounts	June 2013	December 2012
Assets
Cash and cash equivalents	$ 72,398	$ 72,669

Cash and securities segregated for regulatory and other purposes (includes $32,570 and $30,484 at fair value as of June 2013 and December 2012, respectively)	51,930	49,671

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $153,289 and $141,331 at fair value as of June 2013 and December 2012, respectively)	153,555	141,334

Securities borrowed (includes $61,409 and $38,395 at fair value as of June 2013 and December 2012, respectively)	174,798	136,893

Receivables from brokers, dealers and clearing organizations	23,253	18,480

Receivables from customers and counterparties (includes $5,902 and $7,866 at fair value as of June 2013 and December 2012, respectively)	74,104	72,874

Financial instruments owned, at fair value (includes $70,539 and $67,177 pledged as collateral as of June 2013 and December 2012, respectively)	356,161	407,011

Other assets (includes $9,473 and $13,426 at fair value as of June 2013 and December 2012, respectively)	32,257	39,623
Total assets	$938,456	$938,555
Liabilities and shareholders’ equity
Deposits (includes $6,939 and $5,100 at fair value as of June 2013 and December 2012, respectively)	$ 69,395	$ 70,124

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	158,957	171,807

Securities loaned (includes $3,068 and $1,558 at fair value as of June 2013 and December 2012, respectively)	20,319	13,765

Other secured financings (includes $26,420 and $30,337 at fair value as of June 2013 and December 2012, respectively)	27,334	32,010

Payables to brokers, dealers and clearing organizations	9,837	5,283

Payables to customers and counterparties	199,435	189,202

Financial instruments sold, but not yet purchased, at fair value	144,986	126,644

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $18,281 and $17,595 at fair value as of June 2013 and December 2012, respectively)	41,801	44,304

Unsecured long-term borrowings (includes $11,882 and $12,593 at fair value as of June 2013 and December 2012, respectively)	162,042	167,305

Other liabilities and accrued expenses (includes $11,123 and $12,043 at fair value as of June 2013 and December 2012, respectively)	26,307	42,395
Total liabilities	860,413	862,839

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $7,200 and $6,200 as of June 2013 and December 2012, respectively	7,200	6,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 822,547,179 and 816,807,400 shares issued as of June 2013 and December 2012, respectively, and 450,480,540 and 465,148,387 shares outstanding as of June 2013 and December 2012, respectively	8	8

Restricted stock units and employee stock options	3,822	3,298

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	48,762	48,030

Retained earnings	68,783	65,223

Accumulated other comprehensive loss	(583)	(193)

Stock held in treasury, at cost, par value $0.01 per share; 372,066,641 and 351,659,015 shares as of June 2013 and December 2012, respectively	(49,949)	(46,850)
Total shareholders’ equity	78,043	75,716
Total liabilities and shareholders’ equity	$938,456	$938,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six Months Ended	Year Ended
in millions	June 2013	December 2012
Preferred stock
Balance, beginning of year	$ 6,200	$ 3,100

Issued	1,000	3,100
Balance, end of period	7,200	6,200

Common stock
Balance, beginning of year	8	8

Issued	—	—
Balance, end of period	8	8

Restricted stock units and employee stock options
Balance, beginning of year	3,298	5,681

Issuance and amortization of restricted stock units and employee stock options	1,683	1,368

Delivery of common stock underlying restricted stock units	(1,104)	(3,659)

Forfeiture of restricted stock units and employee stock options	(46)	(90)

Exercise of employee stock options	(9)	(2)
Balance, end of period	3,822	3,298

Additional paid-in capital
Balance, beginning of year	48,030	45,553

Delivery of common stock underlying share-based awards	1,135	3,939

Cancellation of restricted stock units in satisfaction of withholding tax requirements	(460)	(1,437)

Preferred stock issuance costs	(9)	(13)

Excess net tax benefit/(provision) related to share-based awards	66	(11)

Cash settlement of share-based compensation	—	(1)
Balance, end of period	48,762	48,030

Retained earnings
Balance, beginning of year	65,223	58,834

Net earnings	4,191	7,475

Dividends and dividend equivalents declared on common stock and restricted stock units	(489)	(903)

Dividends declared on preferred stock	(142)	(183)
Balance, end of period	68,783	65,223

Accumulated other comprehensive loss
Balance, beginning of year	(193)	(516)

Other comprehensive income/(loss)	(390)	323
Balance, end of period	(583)	(193)

Stock held in treasury, at cost
Balance, beginning of year	(46,850)	(42,281)

Repurchased	(3,125)	(4,637)

Reissued	38	77

Other	(12)	(9)
Balance, end of period	(49,949)	(46,850)
Total shareholders’ equity	$ 78,043	$ 75,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs June 2013 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June
in millions	2013	2012
Cash flows from operating activities
Net earnings	$ 4,191	$ 3,071

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	568	842

Share-based compensation	1,669	890

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(2,399)	7,579

Net receivables from brokers, dealers and clearing organizations	(284)	3,559

Net payables to customers and counterparties	10,350	9,283

Securities borrowed, net of securities loaned	(31,353)	(11,909)

Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(24,761)	16,385

Financial instruments owned, at fair value	36,071	(22,954)

Financial instruments sold, but not yet purchased, at fair value	18,792	4,996

Other, net	(7,210)	(1,503)
Net cash provided by operating activities	5,634	10,239

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(329)	(542)

Proceeds from sales of property, leasehold improvements and equipment	33	28

Business acquisitions, net of cash acquired	(446)	(355)

Proceeds from sales of investments	1,521	290

Purchase of available-for-sale securities	(738)	(1,988)

Proceeds from sales of available-for-sale securities	817	1,386

Loans held for investment, net	(2,518)	(1,334)
Net cash used for investing activities	(1,660)	(2,515)

Cash flows from financing activities
Unsecured short-term borrowings, net	622	(1,300)

Other secured financings (short-term), net	(3,764)	(5,232)

Proceeds from issuance of other secured financings (long-term)	2,641	1,907

Repayment of other secured financings (long-term), including the current portion	(1,466)	(5,496)

Proceeds from issuance of unsecured long-term borrowings	18,502	15,677

Repayment of unsecured long-term borrowings, including the current portion	(18,152)	(22,062)

Derivative contracts with a financing element, net	761	964

Deposits, net	(729)	11,211

Common stock repurchased	(3,125)	(1,866)

Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(631)	(493)

Proceeds from issuance of preferred stock, net of issuance costs	991	1,750

Proceeds from issuance of common stock, including stock option exercises	34	46

Excess tax benefit related to share-based compensation	71	76

Cash settlement of share-based compensation	—	(1)
Net cash used for financing activities	(4,245)	(4,819)
Net increase/(decrease) in cash and cash equivalents	(271)	2,905

Cash and cash equivalents, beginning of year	72,669	56,008
Cash and cash equivalents, end of period	$ 72,398	$ 58,913

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $3.33 billion and $5.72 billion during the six months ended June 2013 and June 2012, respectively.

Cash payments for income taxes, net of refunds, were $2.61 billion and $671 million during the six months ended June 2013 and June 2012, respectively.

Non-cash activities:

The firm assumed $92 million of debt in connection with business acquisitions during the six months ended June 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs June 2013 Form 10-Q

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

All references to June 2013 and June 2012 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2013 and June 30, 2012, respectively. All references to March 2013 and December 2012 refer to the dates March 31, 2013 and December 31, 2012, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs June 2013 Form 10-Q	7

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

8	Goldman Sachs June 2013 Form 10-Q

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

Use of Estimates

Preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets, discretionary compensation accruals and the provisions for losses that may arise from litigation, regulatory proceedings and tax audits. These estimates and assumptions are based on the best available information but actual results could be materially different.

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

Goldman Sachs June 2013 Form 10-Q	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment Management. The firm earns management fees and incentive fees for investment management services. Management fees for mutual funds are calculated as a percentage of daily net asset value and are received monthly. Management fees for hedge funds and separately managed accounts are calculated as a percentage of month-end net asset value and are generally received quarterly. Management fees for private equity funds are calculated as a percentage of monthly invested capital or commitments and are received quarterly, semi-annually or annually, depending on the fund. All management fees are recognized over the period that the related service is provided. Incentive fees are calculated as a percentage of a fund’s or separately managed account’s return, or excess return above a specified benchmark or other performance target. Incentive fees are generally based on investment performance over a 12-month period or over the life of a fund. Fees that are based on performance over a 12-month period are subject to adjustment prior to the end of the measurement period. For fees that are based on investment performance over the life of the fund, future investment underperformance may require fees previously distributed to the firm to be returned to the fund. Incentive fees are recognized only when all material contingencies have been resolved. Management and incentive fee revenues are included in “Investment management” revenues.

The firm makes payments to brokers and advisors related to the placement of the firm’s investment funds. These payments are computed based on either a percentage of the management fee or the investment fund’s net asset value. Where the firm is principal to the arrangement, such costs are recorded on a gross basis and included in “Brokerage, clearing, exchange and distribution fees,” and where the firm is agent to the arrangement, such costs are recorded on a net basis in “Investment management” revenues.

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

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2013 and December 2012.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2013 and December 2012.

10	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Offsetting Assets and Liabilities

To reduce credit exposures on derivatives and securities financing transactions, the firm may enter into master netting agreements or similar arrangements (collectively, netting agreements) with counterparties that permit it to offset receivables and payables with such counterparties. A netting agreement is a contract with a counterparty that permits net settlement of multiple transactions with that counterparty, including upon the exercise of termination rights by a non-defaulting party. Upon exercise of such termination rights, all transactions governed by the netting agreement are terminated and a net settlement amount is calculated. In addition, the firm receives and posts cash and securities collateral with respect to its derivatives and securities financing transactions, subject to the terms of the related credit support agreements. An enforceable credit support agreement grants the non-defaulting party exercising termination rights the right to liquidate the collateral and apply the proceeds to any amounts owed. In order to assess enforceability of the firm’s right of setoff under netting and credit support agreements, the firm evaluates various factors including applicable bankruptcy laws, local statutes and regulatory provisions in the jurisdiction of the parties to the agreement.

Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) in the condensed consolidated statements of financial condition when a legal right of setoff exists under an enforceable netting agreement. Resale and repurchase agreements and securities borrowed and loaned transactions with the same term and currency are presented on a net-by-counterparty basis in the condensed consolidated statements of financial condition when such transactions meet certain settlement criteria and are subject to netting agreements.

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

Insurance Activities

Certain of the firm’s insurance contracts are accounted for at fair value under the fair value option, with changes in fair value included in “Market making” revenues. See Note 8 for further information about the fair values of these insurance contracts. The firm’s insurance activities consisted of the Americas reinsurance business and the European insurance business. See Note 12 for further information about the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013, and the firm’s European insurance business, which was classified as held for sale as of June 2013.

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

Goldman Sachs June 2013 Form 10-Q	11

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of June 2013 and December 2012, “Cash and cash equivalents” included $13.31 billion and $6.75 billion, respectively, of cash and due from banks, and $59.09 billion and $65.92 billion, respectively, of interest-bearing deposits with banks.

12	Goldman Sachs June 2013 Form 10-Q

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

Investment Companies (ASC 946). In June 2013, the FASB issued ASU No. 2013-08, “Financial Services — Investment Companies (Topic 946) — Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU No. 2013-08 clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU No. 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. Adoption of ASU No. 2013-08 is not expected to materially affect the firm’s financial condition, results of operations, or cash flows.

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASC 815). In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes. The ASU also removes the restriction on using different benchmark rates for similar hedges. ASU No. 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to materially affect the firm’s financial condition, results of operations, or cash flows.

Goldman Sachs June 2013 Form 10-Q	13

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

	As of June 2013			As of December 2012
in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 5,126	$ —		$ 6,057	$ —

U.S. government and federal agency obligations	83,935	22,226		93,241	15,905

Non-U.S. government and agency obligations	58,837	35,813		62,250	32,361

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,424	9		9,805	—

Loans and securities backed by residential real estate	8,789	—		8,216	4

Bank loans and bridge loans	20,451	1,069	[4]	22,407	1,779	[4]

Corporate debt securities	15,893	6,671		20,981	5,761

State and municipal obligations	1,654	14		2,477	1

Other debt obligations	3,242	—		2,251	—

Equities and convertible debentures	78,806	27,580		96,454	20,406

Commodities [1]	5,151	—		11,696	—

Derivatives [2]	67,853	51,604		71,176	50,427
Total [3]	$356,161	$144,986		$407,011	$126,644

1.

Includes commodities that have been transferred to third parties, which were accounted for as collateralized financings rather than sales, of $1.26 billion and $4.29 billion as of June 2013 and December 2012, respectively.

2.

Reported on a net-by-counterparty basis when a legal right of setoff exists under an enforceable netting agreement and reported net of cash collateral received or posted under enforceable credit support agreements.

3.

As of June 2013, approximately $8.26 billion of assets previously included in “Financial instruments owned, at fair value” related to the firm’s European insurance business were classified as held for sale and were included in “Other assets.” As of December 2012, such assets were approximately $8.84 billion, primarily consisting of corporate debt securities, and non-U.S. government and agency obligations. See Note 12 for further information about assets held for sale.

4.	Primarily relates to the fair value of unfunded lending commitments for which the fair value option was elected.

14	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Gains and Losses from Market Making and Other Principal Transactions

The table below presents “Market making” revenues by major product type, as well as “Other principal transactions” revenues. These gains/(losses) are primarily related to the firm’s financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, including both derivative and non-derivative financial instruments. These gains/(losses) exclude related interest income and interest expense. See Note 23 for further information about interest income and interest expense.

The gains/(losses) in the table are not representative of the manner in which the firm manages its business activities because many of the firm’s market-making and client facilitation strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivatives are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash instruments and derivatives has exposure to foreign currencies and may be economically hedged with foreign currency contracts.

Product Type	Three Months Ended June			Six Months Ended June
in millions	2013		2012	2013	2012
Interest rates	$ 131		$ (558)	$(1,033)	$1,357

Credit	(5)		1,403	1,454	2,649

Currencies	851		786	3,360	46

Equities	767		425	1,269	1,211

Commodities	261		57	649	527

Other	687	[2]	(16)	430	212
Market making	2,692		2,097	6,129	6,002
Other principal transactions [1]	1,402		169	3,483	2,107
Total	$4,094		$2,266	$ 9,612	$8,109

1.

“Other principal transactions” includes net gains/(losses) from derivatives which are used to hedge exposures related to the firm’s investing and lending activities of $108 million and $277 million for the three months ended June 2013 and June 2012, respectively, and $89 million and $63 million for the six months ended June 2013 and June 2012, respectively, primarily related to credit, currencies and commodities products.

2.	Includes gains on insurance liabilities related to the firm’s European insurance business, which were offset by losses on the related hedges in other product types.

Goldman Sachs June 2013 Form 10-Q	15

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

Level 2. Inputs to valuation techniques are observable, either directly or indirectly.

Level 3. One or more inputs to valuation techniques are significant and unobservable.

16	Goldman Sachs June 2013 Form 10-Q

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

	As of
$ in millions	June 2013	March 2013	December 2012
Total level 1 financial assets	$165,174	$175,729	$ 190,737

Total level 2 financial assets	492,118	512,909	502,293

Total level 3 financial assets	42,824	46,023	47,095

Cash collateral and counterparty netting [1]	(81,312)	(90,828)	(101,612)
Total financial assets at fair value	$618,804	$643,833	$ 638,513

Total assets	$938,456	$959,223	$ 938,555

Total level 3 financial assets as a percentage of Total assets	4.6%	4.8%	5.0%

Total level 3 financial assets as a percentage of Total financial assets at fair value	6.9%	7.1%	7.4%

Total level 1 financial liabilities	$ 82,725	$ 90,186	$ 65,994

Total level 2 financial liabilities	300,929	304,217	318,764

Total level 3 financial liabilities	22,564	24,759	25,679

Cash collateral and counterparty netting [1]	(24,562)	(29,694)	(32,760)
Total financial liabilities at fair value	$381,656	$389,468	$ 377,677

Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	5.9%	6.4%	6.8%

1.

Represents the impact on derivatives of cash collateral, and counterparty netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

Level 3 financial assets as of June 2013 decreased compared with March 2013, primarily reflecting a decrease in bank loans and bridge loans and derivative assets. The decrease in bank loans and bridge loans primarily reflected settlements, sales and transfers to level 2, partially offset by purchases. The decrease in derivative assets primarily reflected a decline in credit derivative assets, principally due to transfers to level 2 and unrealized losses.

Level 3 financial assets as of June 2013 also decreased compared with December 2012, primarily reflecting a decrease in derivative assets and bank loans and bridge loans. The decrease in derivative assets primarily reflected a decline in credit derivative assets, principally due to transfers to level 2, settlements and unrealized losses. The decrease in bank loans and bridge loans primarily reflected settlements, transfers to level 2 and sales, partially offset by purchases.

See Notes 6, 7 and 8 for further information about level 3 cash instruments, derivatives and other financial assets and financial liabilities accounted for at fair value under the fair value option, respectively, including information about significant unrealized gains and losses, and transfers in and out of level 3.

Goldman Sachs June 2013 Form 10-Q	17

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

18	Goldman Sachs June 2013 Form 10-Q

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
• Net asset value per share (NAV)
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

Goldman Sachs June 2013 Form 10-Q	19

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

Level 3 Cash Instruments	Level 3 Assets as of June 2013 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average 1) as of June 2013
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$2,969	Discounted cash flows:
		• Yield	3.9% to 16.8% (8.4%)
		• Recovery rate [3]	37.0% to 90.0% (69.7%)
		• Duration (years) [4]	0.5 to 5.8 (2.3)
		• Basis	(18) points to 19 points (3 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,738	Discounted cash flows:
		• Yield	3.0% to 16.8% (8.3%)
		• Cumulative loss rate	0.0% to 55.8% (18.9%)
		• Duration (years) [4]	0.5 to 11.2 (3.4)
Bank loans and bridge loans	$9,997	Discounted cash flows:
		• Yield	0.2% to 38.0% (9.3%)
		• Recovery rate [3]	30.0% to 85.0% (54.3%)
		• Duration (years) [4]	0.3 to 5.6 (2.4)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$3,780	Discounted cash flows:
		• Yield	1.1% to 34.9% (8.9%)
		• Recovery rate [3]	0.0% to 70.0% (63.2%)
		• Duration (years) [4]	0.6 to 11.0 (4.1)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$15,417 [2]	Comparable multiples:
		• Multiples	0.7x to 22.3x (6.8x)
Discounted cash flows:
		• Discount rate/yield	10.0% to 40.0% (14.6%)
		• Long-term growth rate/compound annual growth rate	1.2% to 21.0% (10.5%)
		• Capitalization rate	4.7% to 11.3% (7.3%)

1.	Weighted averages are calculated by weighting each input by the relative fair value of the respective financial instruments.

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

4.	Duration is an estimate of the timing of future cash flows and, in certain cases, may incorporate the impact of other unobservable inputs (e.g., prepayment speeds).

20	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Cash Instruments	Level 3 Assets as of December 2012 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average 1) as of December 2012
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$3,389	Discounted cash flows:
		• Yield	4.0% to 43.3% (9.8%)
		• Recovery rate [3]	37.0% to 96.2% (81.7%)
		• Duration (years) [4]	0.1 to 7.0 (2.6)
		• Basis	(13) points to 18 points (2 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,619	Discounted cash flows:
		• Yield	3.1% to 17.0% (9.7%)
		• Cumulative loss rate	0.0% to 61.6% (31.6%)
		• Duration (years) [4]	1.3 to 5.9 (3.7)
Bank loans and bridge loans	$11,235	Discounted cash flows:
		• Yield	0.3% to 34.5% (8.3%)
		• Recovery rate [3]	16.5% to 85.0% (56.0%)
		• Duration (years) [4]	0.2 to 4.4 (1.9)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$4,651	Discounted cash flows:
		• Yield	0.6% to 33.7% (8.6%)
		• Recovery rate [3]	0.0% to 70.0% (53.4%)
		• Duration (years) [4]	0.5 to 15.5 (4.0)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$14,855 [2]	Comparable multiples:
		• Multiples	0.7x to 21.0x (7.2x)
Discounted cash flows:
		• Discount rate/yield	10.0% to 25.0% (14.3%)
		• Long-term growth rate/compound annual growth rate	0.7% to 25.0% (9.3%)
		• Capitalization rate	3.9% to 11.4% (7.3%)

1.	Weighted averages are calculated by weighting each input by the relative fair value of the respective financial instruments.

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

Goldman Sachs June 2013 Form 10-Q	21

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

	Cash Instrument Assets at Fair Value as of June 2013
in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 294	$ 4,832	$ —		$ 5,126

U.S. government and federal agency obligations	37,899	46,036	—		83,935

Non-U.S. government and agency obligations	45,988	12,759	90		58,837

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	3,455	2,969		6,424

Loans and securities backed by residential real estate	—	7,051	1,738		8,789

Bank loans and bridge loans	—	10,454	9,997		20,451

Corporate debt securities [2]	120	13,281	2,492		15,893

State and municipal obligations	—	1,332	322		1,654

Other debt obligations [2]	—	2,366	876		3,242

Equities and convertible debentures	54,921	8,468	15,417	[3]	78,806

Commodities	—	5,151	—		5,151
Total	$139,222	$115,185	$33,901		$288,308

	Cash Instrument Liabilities at Fair Value as of June 2013
in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 21,948	$ 278	$ —		$ 22,226

Non-U.S. government and agency obligations	33,409	2,404	—		35,813

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	7	2		9

Bank loans and bridge loans	—	699	370		1,069

Corporate debt securities	2	6,660	9		6,671

State and municipal obligations	—	14	—		14

Equities and convertible debentures	26,944	632	4		27,580
Total	$ 82,303	$ 10,694	$ 385		$ 93,382

1.	Includes $317 million and $404 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $616 million and $1.50 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $13.52 billion of private equity investments, $1.47 billion of investments in real estate entities and $425 million of convertible debentures.

22	Goldman Sachs June 2013 Form 10-Q

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended June 2013, transfers into level 2 from level 1 of cash instruments were $51 million, primarily including transfers of public equity securities of $48 million due to decreased market activity in these instruments. During the three months ended June 2013, transfers into level 1 from level 2 of cash instruments were $105 million, reflecting transfers of public equity securities, primarily due to increased market activity in these instruments. During the three months ended June 2012, transfers into level 2 from level 1 of cash instruments were $1.87 billion, primarily including transfers of non-U.S. government obligations of $1.81 billion, reflecting the level of market activity in these instruments. During the three months ended June 2012, transfers into level 1 from level 2 of cash instruments were $386 million, primarily including transfers of equity securities of $169 million, where the firm was able to obtain quoted prices for identical instruments, and transfers of non-U.S. government obligations of $164 million, reflecting the level of market activity in these instruments.

During the six months ended June 2013, transfers into level 2 from level 1 of cash instruments were $5 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. During the six months ended June 2013, transfers into level 1 from level 2 of cash instruments were $77 million, reflecting transfers of public equity securities, primarily reflecting increased market activity in these instruments. During the six months ended June 2012, transfers into level 2 from level 1 of cash instruments were $2.16 billion, primarily including transfers of non-U.S. government obligations of $1.37 billion, reflecting the level of market activity in these instruments, and transfers of public equity investments of $792 million, reflecting the impact of transfer restrictions. During the six months ended June 2012, transfers into level 1 from level 2 of cash instruments were $382 million, primarily including transfers of non-U.S. government obligations of $205 million, reflecting the level of market activity in these instruments, and transfers of equity securities of $156 million, where the firm was able to obtain quoted prices for identical instruments.

Goldman Sachs June 2013 Form 10-Q	23

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

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the period.

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended June 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 47	$ 2		$ 3		$ 42		$ (95)	$ —	$ 92	$ (1)	$ 90

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,164	44		75		216		(431)	(258)	305	(146)	2,969

Loans and securities backed by residential real estate	1,683	30		61		223		(163)	(156)	106	(46)	1,738

Bank loans and bridge loans	11,688	160		180		1,530		(1,217)	(1,780)	518	(1,082)	9,997

Corporate debt securities	2,442	63		58		365		(364)	(90)	187	(169)	2,492

State and municipal obligations	334	2		3		58		(162)	—	93	(6)	322

Other debt obligations	855	9		(3)		183		(92)	(132)	260	(204)	876

Equities and convertible debentures	15,224	42		346		740		(178)	(330)	349	(776)	15,417
Total	$35,437	$352	[2]	$723	[2]	$3,357		$(2,702)	$(2,746)	$1,910	$(2,430)	$33,901

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended June 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 441	$ 14		$ —		$ (210)		$ 89	$ 3	$ 75	$ (27)	$ 385

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include gains of approximately $241 million, $612 million and $222 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instrument assets of $723 million for the three months ended June 2013 primarily consisted of gains on private equity investments, primarily driven by company-specific events and strong corporate performance, and bank loans and bridge loans, primarily driven by company-specific events.

Transfers into level 3 during the three months ended June 2013 primarily reflected transfers from level 2 of certain bank loans and bridge loans, private equity investments and investment in real estate entities, loans and securities backed by commercial real estate, and other debt obligations due to a lack of market transactions in these instruments.

Transfers out of level 3 during the three months ended June 2013 primarily reflected transfers of certain bank loans and bridge loans and private equity investments to level 2, principally due to increased transparency of market prices as a result of market transactions in these instruments, and transfers related to the firm’s European insurance business of certain level 3 “bank loans and bridge loans” within cash instruments to level 3 “other assets” within other financial assets at fair value, as this business was classified as held for sale during the period.

24	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Six Months Ended June 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 26	$ 3		$ 6		$ 64		$ (9)	$ (2)	$ 5	$ (3)	$ 90

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,389	60		132		391		(569)	(624)	385	(195)	2,969

Loans and securities backed by residential real estate	1,619	65		79		475		(365)	(182)	124	(77)	1,738

Bank loans and bridge loans	11,235	289		220		2,669		(1,163)	(3,007)	969	(1,215)	9,997

Corporate debt securities	2,821	187		347		502		(1,183)	(290)	268	(160)	2,492

State and municipal obligations	619	6		4		118		(421)	(2)	6	(8)	322

Other debt obligations	1,185	22		18		423		(390)	(104)	160	(438)	876

Equities and convertible debentures	14,855	86		920		968		(491)	(916)	1,097	(1,102)	15,417
Total	$35,749	$718	[2]	$1,726	[2]	$5,610		$(4,591)	$(5,127)	$3,014	$(3,198)	$33,901

	Level 3 Cash Instrument Liabilities at Fair Value for the Six Months Ended June 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 642	$ 47		$ —		$ (423)		$ 172	$ 7	$ 64	$ (124)	$ 385

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include gains of approximately $662 million, $1.38 billion and $400 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instrument assets of $1.73 billion for the six months ended June 2013 primarily consisted of gains on private equity investments, primarily driven by company-specific events and strong corporate performance, corporate debt securities, primarily due to tighter credit spreads, and bank loans and bridge loans, primarily driven by company-specific events.

Transfers into level 3 during the six months ended June 2013 primarily reflected transfers of certain private equity investments and bank loans and bridge loans from level 2, principally due to a lack of market transactions in these instruments.

Transfers out of level 3 during the six months ended June 2013 primarily reflected transfers of certain bank loans and bridge loans, private equity investments and other debt obligations to level 2, principally due to increased transparency of market prices as a result of market transactions in these instruments, and transfers related to the firm’s European insurance business of certain level 3 “bank loans and bridge loans” within cash instruments to level 3 “other assets” within other financial assets at fair value, as this business was classified as held for sale during the period.

Goldman Sachs June 2013 Form 10-Q	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended June 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 8	$ —	$ —	$ —		$ (1)	$ —	$ —	$ —	$ 7

Non-U.S. government and agency obligations	105	(4)	(1)	—		(20)	(70)	—	(2)	8

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,156	70	46	502		(494)	(274)	233	(73)	3,166

Loans and securities backed by residential real estate	1,610	79	28	301		(237)	(254)	119	(14)	1,632

Bank loans and bridge loans	11,051	122	20	1,685		(1,113)	(1,035)	691	(960)	10,461

Corporate debt securities	2,512	83	(28)	453		(397)	(177)	135	(214)	2,367

State and municipal obligations	612	4	5	13		(67)	(3)	5	(22)	547

Other debt obligations	1,549	13	18	423		(214)	(43)	17	(6)	1,757

Equities and convertible debentures	14,874	(4)	357	792		(182)	(408)	272	(1,281)	14,420
Total	$35,477	$363 [2]	$445 [2]	$4,169		$(2,725)	$(2,264)	$1,472	$(2,572)	$34,365

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended June 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 747	$ 5	$ 37	$ (151)		$ 51	$ 103	$ 46	$ (99)	$ 739

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include gains of approximately $59 million, $409 million and $340 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

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

26	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Six Months Ended June 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ —	$ —	$ —		$ 8		$ (1)	$ —	$ —	$ —	$ 7

Non-U.S. government and agency obligations	148	(56)	1		—		(16)	(70)	5	(4)	8

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,346	121	116		829		(1,007)	(517)	359	(81)	3,166

Loans and securities backed by residential real estate	1,709	109	63		514		(406)	(390)	59	(26)	1,632

Bank loans and bridge loans	11,285	334	77		2,153		(2,235)	(1,409)	1,297	(1,041)	10,461

Corporate debt securities	2,480	175	89		658		(662)	(325)	267	(315)	2,367

State and municipal obligations	599	10	5		20		(65)	(10)	6	(18)	547

Other debt obligations	1,451	69	30		445		(283)	(78)	127	(4)	1,757

Equities and convertible debentures	13,667	27	644		1,410		(219)	(587)	842	(1,364)	14,420
Total	$34,685	$789 [2]	$1,025	[2]	$6,037		$(4,894)	$(3,386)	$2,962	$(2,853)	$34,365

	Level 3 Cash Instrument Liabilities at Fair Value for the Six Months Ended June 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 905	$ (22)	$ (2)		$ (311)		$ 100	$ 141	$ 118	$ (190)	$ 739

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include gains of approximately $187 million, $960 million and $667 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

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

Goldman Sachs June 2013 Form 10-Q	27

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

The firm’s investments in hedge funds are generally redeemable on a quarterly basis with 91 days’ notice, subject to a maximum redemption level of 25% of the firm’s initial investments at any quarter-end. The firm currently plans to comply with the Volcker Rule by redeeming certain of its interests in hedge funds. Since March 2012, the firm has redeemed approximately $1.59 billion of these interests in hedge funds, including approximately $270 million and $530 million during the three and six months ended June 2013, respectively.

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of June 2013		As of December 2012
in millions	Fair Value of Investments	Unfunded Commitments	Fair Value of Investments	Unfunded Commitments
Private equity funds [1]	$ 7,028	$2,441	$ 7,680	$2,778

Credit funds [2]	4,093	2,695	3,927	2,843

Hedge funds [3]	2,131	—	2,167	—

Real estate funds [4]	1,959	870	2,006	870
Total	$15,211	$6,006	$15,780	$6,491

1.	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, growth investments and distressed investments.

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

4.	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

28	Goldman Sachs June 2013 Form 10-Q

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

The table below presents the fair value of derivatives on a net-by-counterparty basis.

	As of June 2013		As of December 2012
in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 6,596	$ 4,026	$ 3,772	$ 2,937

OTC	61,257	47,578	67,404	47,490
Total	$67,853	$51,604	$71,176	$50,427

Goldman Sachs June 2013 Form 10-Q	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the fair value and the notional amount of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure. The table below also presents the amounts of counterparty netting and cash collateral that have been offset in the condensed consolidated statements of financial condition, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP. Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted in the table below. Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

	As of June 2013			As of December 2012
in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Interest rates	$433,007	$398,791	$37,128,559	$584,584	$545,605	$34,891,763

Exchange-traded	242	275	2,611,774	47	26	2,502,867

OTC-cleared [1]	7,769	9,460	17,373,568	8,847	11,011	14,678,349

Bilateral OTC	424,996	389,056	17,143,217	575,690	534,568	17,710,547

Credit	74,259	66,486	3,500,123	85,816	74,927	3,615,757

OTC-cleared	3,499	3,210	311,712	3,359	2,638	304,100

Bilateral OTC	70,760	63,276	3,188,411	82,457	72,289	3,311,657

Currencies	72,209	64,426	4,235,286	72,128	60,808	3,833,114

Exchange-traded	42	89	12,659	31	82	12,341

OTC-cleared	79	73	10,780	14	14	5,487

Bilateral OTC	72,088	64,264	4,211,847	72,083	60,712	3,815,286

Commodities	23,335	21,520	822,442	23,320	24,350	774,115

Exchange-traded	6,505	5,088	408,448	5,360	5,040	344,823

OTC-cleared	48	47	676	26	23	327

Bilateral OTC	16,782	16,385	413,318	17,934	19,287	428,965

Equities	55,759	51,667	1,405,291	49,483	43,681	1,202,181

Exchange-traded	11,564	10,331	509,650	9,409	8,864	441,494

OTC-cleared	5	2	293	—	—	—

Bilateral OTC	44,190	41,334	895,348	40,074	34,817	760,687
Subtotal	658,569	602,890	47,091,701	815,331	749,371	44,316,930
Derivatives accounted for as hedges
Interest rates	17,555	404	131,997	23,772	66	128,302

OTC-cleared	514	9	1,883	—	—	—

Bilateral OTC	17,041	395	130,114	23,772	66	128,302

Currencies	185	16	7,717	21	86	8,452

OTC-cleared	—	1	191	—	—	3

Bilateral OTC	185	15	7,526	21	86	8,449
Subtotal	17,740	420	139,714	23,793	152	136,754
Gross fair value/notional amount of derivatives	$676,309 [2]	$603,310 [2]	$47,231,415	$839,124 [2]	$749,523 [2]	$44,453,684
Amounts that have been offset in the condensed consolidated statements of financial condition
Counterparty netting	(529,013)	(529,013)		(668,460)	(668,460)

Exchange-traded	(11,757)	(11,757)		(11,075)	(11,075)

OTC-cleared	(11,356)	(11,356)		(11,507)	(11,507)

Bilateral OTC	(505,900)	(505,900)		(645,878)	(645,878)

Cash collateral	(79,443)	(22,693)		(99,488)	(30,636)

OTC-cleared	(259)	(1,266)		(468)	(2,160)

Bilateral OTC	(79,184)	(21,427)		(99,020)	(28,476)
Fair value included in financial instruments owned/financial instruments sold, but not yet purchased	$ 67,853	$51,604		$ 71,176	$ 50,427
Amounts that have not been offset in the condensed consolidated statements of financial condition
Cash collateral received/posted	(445)	(2,679)		(812)	(2,994)

Securities collateral received/posted	(19,158)	(11,926)		(17,225)	(14,262)
Total	$ 48,250	$ 36,999		$ 53,139	$ 33,171

1.

OTC derivatives that are cleared with certain clearing organizations are settled each day. The impact of such settlement results in a reduction of gross interest rate derivative assets and liabilities of $249.67 billion and $230.28 billion, respectively, as of June 2013, and $315.40 billion and $298.69 billion, respectively, as of December 2012. If these derivatives were not recognized as settled, the firm believes there would be no impact to the condensed consolidated statements of financial condition for the periods presented.

2.

Includes derivative assets and derivative liabilities of $29.32 billion and $28.60 billion, respectively, as of June 2013, and derivative assets and derivative liabilities of $24.62 billion and $25.73 billion, respectively, as of December 2012, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

30	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Valuation Techniques for Derivatives

The firm’s level 2 and level 3 derivatives are valued using derivative pricing models (e.g., discounted cash flow models, correlation models, and models that incorporate option pricing methodologies, such as Monte Carlo simulations). Price transparency of derivatives can generally be characterized by product type.

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

Level 2 Derivatives

Level 2 derivatives include OTC derivatives for which all significant valuation inputs are corroborated by market evidence and exchange-traded derivatives that are not actively traded and/or that are valued using models that calibrate to market-clearing levels of OTC derivatives. In evaluating the significance of a valuation input, the firm considers, among other factors, a portfolio’s net risk exposure to that input.

The selection of a particular model to value a derivative depends on the contractual terms of and specific risks inherent in the instrument, as well as the availability of pricing information in the market. For derivatives that trade in liquid markets, model selection does not involve significant management judgment because outputs of models can be calibrated to market-clearing levels.

Goldman Sachs June 2013 Form 10-Q	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Valuation models require a variety of inputs, such as contractual terms, market prices, yield curves, discount rates (including those derived from interest rates on collateral received and posted as specified in credit support agreements for collateralized derivatives), credit curves, measures of volatility, prepayment rates, loss severity rates and correlations of such inputs. Significant inputs to the valuations of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

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

Valuation Adjustments

Valuation adjustments are integral to determining the fair value of derivative portfolios and are used to adjust the mid-market valuations produced by derivative pricing models to the appropriate exit price valuation. These adjustments incorporate bid/offer spreads, the cost of liquidity, credit valuation adjustments and funding valuation adjustments, which account for the credit and funding risk inherent in the uncollateralized portion of derivative portfolios. The firm also makes funding valuation adjustments to collateralized derivatives where the terms of the agreement do not permit the firm or its counterparties to deliver or repledge collateral received or posted. Market-based inputs are generally used when calibrating valuation adjustments to market-clearing levels.

In addition, for derivatives that include significant unobservable inputs, the firm makes model or exit price adjustments to account for the valuation uncertainty present in the transaction.

32	Goldman Sachs June 2013 Form 10-Q

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

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of June 2013 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) [1] as of June 2013
Interest rates	$(230)	Option pricing models: Correlation [3] Volatility	22% to 84% (64% / 65%) 31 basis points per annum (bpa) to 47 bpa (39 bpa / 39 bpa)
Credit	$4,621 [2]	Option pricing models, correlation models and discounted cash flows models: Correlation [3] Credit spreads Recovery rates	5% to 94% (61% / 60%) 2 basis points (bps) to 6,757 bps (195 bps / 113 bps) [4] 20% to 88% (53% / 50%)
Currencies	$30	Option pricing models: Correlation [3]	65% to 79% (72% / 72%)
Commodities	$25 [2]	Option pricing models and discounted cash flows models: Volatility Spread per million British Thermal units (MMBTU) of natural gas Price per barrel of oil	13% to 57% (24% / 23%) $(1.36) to $3.60 ($(0.01) / $0.00) $84.43 to $97.87 ($88.67 / $87.88)
Equities	$(2,605)	Option pricing models: Correlation [3] Volatility	21% to 99% (59% / 58%) 14% to 72% (30% / 29%)

1.

Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average.

2.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

3.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (43)% to 78% (Average: 29% / Median: 32%) as of June 2013.

4.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

Goldman Sachs June 2013 Form 10-Q	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of December 2012 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) [1] as of December 2012
Interest rates	$(355)	Option pricing models: Correlation [3] Volatility	22% to 97% (67% / 68%) 37 bpa to 59 bpa (48 bpa / 47 bpa)
Credit	$6,228 [2]	Option pricing models, correlation models and discounted cash flows models: Correlation [3] Credit spreads Recovery rates	5% to 95% (50% / 50%) 9 bps to 2,341 bps (225 bps / 140 bps) [4] 15% to 85% (54% / 53%)
Currencies	$35	Option pricing models: Correlation [3]	65% to 87% (76% / 79%)
Commodities	$(304) [2]	Option pricing models and discounted cash flows models: Volatility Spread per MMBTU of natural gas Price per megawatt hour of power Price per barrel of oil	13% to 53% (30% / 29%) $(0.61) to $6.07 ($0.02 / $0.00) $17.30 to $57.39 ($33.17 / $32.80) $86.64 to $98.43 ($92.76 / $93.62)
Equities	$(1,248)	Option pricing models: Correlation [3] Volatility	48% to 98% (68% / 67%) 15% to 73% (31% / 30%)

1.

Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average.

2.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

3.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (51)% to 66% (Average: 30% / Median: 35%) as of December 2012.

4.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

34	Goldman Sachs June 2013 Form 10-Q

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

•

Credit spreads and recovery rates: In general, the fair value of purchased credit protection increases as credit spreads increase or recovery rates decrease. Credit spreads and recovery rates are strongly related to distinctive risk factors of the underlying reference obligations, which include reference entity-specific factors such as leverage, volatility and industry, market-based risk factors, such as borrowing costs or liquidity of the underlying reference obligation, and macroeconomic conditions.

•

Commodity prices and spreads: In general, for contracts where the holder is receiving a commodity, an increase in the spread (price difference from a benchmark index due to differences in quality or delivery location) or price results in a higher fair value measurement.

Goldman Sachs June 2013 Form 10-Q	35

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

	Derivative Assets at Fair Value as of June 2013
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$271	$ 450,105	$ 186	$ —		$ 450,562

Credit	—	65,915	8,344	—		74,259

Currencies	—	71,787	607	—		72,394

Commodities	—	22,757	578	—		23,335

Equities	149	54,731	879	—		55,759
Gross fair value of derivative assets	420	665,295	10,594	—		676,309

Counterparty netting [1]	(60)	(524,085)	(2,999)	(1,869	) [3]	(529,013)
Subtotal	$360	$ 141,210	$ 7,595	$(1,869)		$ 147,296

Cash collateral [2]						(79,443)
Fair value included in financial instruments owned						$ 67,853

	Derivative Liabilities at Fair Value as of June 2013
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$278	$ 398,501	$ 416	$ —		$ 399,195

Credit	—	62,763	3,723	—		66,486

Currencies	—	63,865	577	—		64,442

Commodities	—	20,967	553	—		21,520

Equities	204	47,979	3,484	—		51,667
Gross fair value of derivative liabilities	482	594,075	8,753	—		603,310

Counterparty netting [1]	(60)	(524,085)	(2,999)	(1,869	) [3]	(529,013)
Subtotal	$422	$ 69,990	$ 5,754	$(1,869)		$ 74,297

Cash collateral [2]						(22,693)
Fair value included in financial instruments sold, but not yet purchased						$ 51,604

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

36	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Derivative Assets at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$13	$ 608,151	$ 192	$ —		$ 608,356

Credit	—	74,907	10,909	—		85,816

Currencies	—	71,157	992	—		72,149

Commodities	—	22,697	623	—		23,320

Equities	43	48,698	742	—		49,483
Gross fair value of derivative assets	56	825,610	13,458	—		839,124

Counterparty netting [1]	—	(662,798)	(3,538)	(2,124	) [3]	(668,460)
Subtotal	$56	$ 162,812	$ 9,920	$(2,124)		$ 170,664

Cash collateral [2]						(99,488)
Fair value included in financial instruments owned						$ 71,176

	Derivative Liabilities at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$14	$ 545,110	$ 547	$ —		$ 545,671

Credit	—	70,246	4,681	—		74,927

Currencies	—	59,937	957	—		60,894

Commodities	—	23,423	927	—		24,350

Equities	50	41,641	1,990	—		43,681
Gross fair value of derivative liabilities	64	740,357	9,102	—		749,523

Counterparty netting [1]	—	(662,798)	(3,538)	(2,124	) [3]	(668,460)
Subtotal	$64	$ 77,559	$ 5,564	$(2,124)		$ 81,063

Cash collateral [2]						(30,636)
Fair value included in financial instruments sold, but not yet purchased						$ 50,427

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

Goldman Sachs June 2013 Form 10-Q	37

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the period.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended June 2013
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (305)	$ 2		$ 77		$ 1	$ —	$ 5	$(22)	$ 12	$ (230)

Credit — net	5,882	31		(599)		109	(307)	(314)	77	(258)	4,621

Currencies — net	(289)	(18)		96		6	(3)	156	84	(2)	30

Commodities — net	(27)	15		133		14	(50)	19	(80)	1	25

Equities — net	(1,135)	12		204		130	(2,290)	198	16	260	(2,605)
Total derivatives — net	$ 4,126	$ 42	[1]	$ (89	) [1,2]	$260	$(2,650)	$ 64	$ 75	$ 13	$ 1,841

1.	The aggregate amounts include gains/(losses) of approximately $16 million and $(63) million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

The net unrealized loss on level 3 derivatives of $89 million for the three months ended June 2013 reflected losses on credit derivatives, primarily reflecting the impact of an increase in interest rates, tighter credit spreads and changes in foreign exchange rates. These losses were partially offset by the impact of an increase in equity prices on certain equity derivatives, a decrease in metal prices on certain commodity derivatives, and changes in foreign exchange rates and an increase in interest rates on certain currency derivatives.

Transfers into level 3 derivatives during the three months ended June 2013 primarily reflected transfers of certain currency derivative assets from level 2, primarily due to unobservable correlation inputs becoming significant to the valuation of these derivatives, transfers of certain credit derivative assets from level 2, primarily due to unobservable inputs becoming significant to the valuation of these derivatives, and transfers of certain commodity derivative liabilities from level 2, principally due to unobservable volatility inputs becoming significant to the valuation of these derivatives.

Transfers out of level 3 derivatives during the three months ended June 2013 reflected transfers of certain equity derivative liabilities to level 2, principally due to unobservable correlation inputs no longer being significant to the valuation of these derivatives, and transfers of credit derivatives to level 2, principally due to unobservable inputs not being significant to the net risk of certain portfolios.

38	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Six Months Ended June 2013
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (355)	$ (19)		$ 86		$ 2	$ —	$ 56	$ —	$ —	$ (230)

Credit — net	6,228	10		(463)		183	(362)	(740)	295	(530)	4,621

Currencies — net	35	(45)		(192)		6	(5)	63	162	6	30

Commodities — net	(304)	(5)		62		9	(2)	55	19	191	25

Equities — net	(1,248)	(86)		90		169	(2,382)	943	(29)	(62)	(2,605)
Total derivatives — net	$ 4,356	$(145	) [1]	$(417	) [1,2]	$369	$(2,751)	$ 377	$447	$(395)	$ 1,841

1.	The aggregate amounts include losses of approximately $375 million and $187 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

The net unrealized loss on level 3 derivatives of $417 million for the six months ended June 2013 reflected losses on credit derivatives, primarily due to the impact of tighter credit spreads and losses on currency derivatives, primarily due to the impact of changes in foreign exchange rates, partially offset by the impact of an increase in interest rates.

Transfers into level 3 derivatives during the six months ended June 2013 primarily reflected transfers of certain credit derivative assets from level 2, principally due to unobservable inputs becoming significant to the valuation of these derivatives, and transfers of certain currency derivative assets from level 2, primarily due to unobservable correlation inputs becoming significant to the valuation of these derivatives.

Transfers out of level 3 derivatives during the six months ended June 2013 primarily reflected transfers of credit derivatives to level 2, principally due to unobservable inputs not being significant to the net risk of certain portfolios, and transfers of certain commodity derivative liabilities to level 2, as unobservable volatility inputs were no longer significant to the valuation of these derivatives.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended June 2012
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (240)	$ (7)	$ (81)	$ 8	$ (8)	$ (6)	$ 13	$ (32)	$ (353)

Credit — net	6,502	94	697	92	(25)	(403)	325	(1,163)	6,119

Currencies — net	390	(5)	(65)	—	(3)	83	(10)	(198)	192

Commodities — net	(99)	16	113	31	(101)	(43)	(155)	(2)	(240)

Equities — net	(520)	76	(20)	92	(338)	(23)	(16)	201	(548)
Total derivatives — net	$6,033	$174 [1]	$644 [1,2]	$223	$(475)	$(392)	$ 157	$(1,194)	$5,170

1.	The aggregate amounts include gains of approximately $696 million and $122 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

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

Goldman Sachs June 2013 Form 10-Q	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Six Months Ended June 2012
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (371)	$ (35)	$ (68)	$ 6	$ (8)	$ 139	$ 25	$ (41)	$ (353)

Credit — net	6,300	101	488	127	(78)	(899)	175	(95)	6,119

Currencies — net	842	(15)	(220)	6	(3)	(182)	(3)	(233)	192

Commodities — net	(605)	9	322	187	(152)	(25)	4	20	(240)

Equities — net	(432)	41	(108)	134	(393)	138	1	71	(548)
Total derivatives — net	$5,734	$101 [1]	$ 414 [1,2]	$460	$(634)	$(829)	$202	$(278)	$5,170

1.	The aggregate amounts include gains of approximately $468 million and $47 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

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

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $120 million and $(160) million for the three months ended June 2013 and June 2012, respectively, and $37 million and $(339) million for the six months ended June 2013 and June 2012, respectively.

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

	As of
in millions	June 2013	December 2012
Fair value of assets	$ 256	$ 320

Fair value of liabilities	370	398
Net liability	$ 114	$ 78
Notional amount	$9,565	$10,567

40	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and by product type. Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

in millions	OTC Derivatives as of June 2013
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$10,390	$24,767	$62,781	$ 97,938

Credit	2,387	9,283	6,849	18,519

Currencies	11,475	7,899	7,251	26,625

Commodities	3,786	4,029	369	8,184

Equities	5,075	8,482	5,995	19,552

Netting across product types [1]	(2,657)	(4,998)	(3,978)	(11,633)
Subtotal	$30,456	$49,462	$79,267	$159,185

Cross maturity netting [2]				(18,485)

Cash collateral [3]				(79,443)
Total				$ 61,257

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 6,366	$16,296	$23,878	$ 46,540

Credit	577	7,683	2,485	10,745

Currencies	8,659	5,199	4,768	18,626

Commodities	2,509	3,411	1,866	7,786

Equities	7,478	5,503	3,711	16,692

Netting across product types [1]	(2,657)	(4,998)	(3,978)	(11,633)
Subtotal	$22,932	$33,094	$32,730	$ 88,756

Cross maturity netting [2]				(18,485)

Cash collateral [3]				(22,693)
Total				$ 47,578

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

Goldman Sachs June 2013 Form 10-Q	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in millions	OTC Derivatives as of December 2012
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$10,318	$28,445	$ 80,449	$119,212

Credit	2,190	12,244	7,970	22,404

Currencies	11,100	8,379	11,044	30,523

Commodities	3,840	3,862	304	8,006

Equities	3,757	7,730	6,957	18,444

Netting across product types [1]	(2,811)	(5,831)	(5,082)	(13,724)
Subtotal	$28,394	$54,829	$101,642	$184,865

Cross maturity netting [2]				(17,973)

Cash collateral [3]				(99,488)
Total				$ 67,404

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 6,266	$17,860	$ 32,422	$ 56,548

Credit	809	7,537	3,168	11,514

Currencies	8,586	4,849	5,782	19,217

Commodities	3,970	3,119	2,267	9,356

Equities	3,775	5,476	3,937	13,188

Netting across product types [1]	(2,811)	(5,831)	(5,082)	(13,724)
Subtotal	$20,595	$33,010	$ 42,494	$ 96,099

Cross maturity netting [2]				(17,973)

Cash collateral [3]				(30,636)
Total				$ 47,490

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

42	Goldman Sachs June 2013 Form 10-Q

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

	As of
in millions	June 2013	December 2012
Net derivative liabilities under bilateral agreements	$23,227	$27,885

Collateral posted	19,431	24,296

Additional collateral or termination payments for a one-notch downgrade	1,261	1,534

Additional collateral or termination payments for a two-notch downgrade	2,166	2,500

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

Goldman Sachs June 2013 Form 10-Q	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 2013, written and purchased credit derivatives had total gross notional amounts of $1.71 trillion and $1.79 trillion, respectively, for total net notional purchased protection of $76.15 billion. As of December 2012, written and purchased credit derivatives had total gross notional amounts of $1.76 trillion and $1.86 trillion, respectively, for total net notional purchased protection of $98.33 billion.

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

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives				Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives	[1]	Other Purchased Credit Derivatives	[2]	Asset	Liability	Net Asset/ (Liability)
As of June 2013
Credit spread on underlying (basis points)
0-250	$340,181	$1,020,652	$ 77,800	$1,438,633	$1,329,439		$178,970		$26,080	$ 8,625	$ 17,455

251-500	11,462	129,739	34,047	175,248	156,875		20,719		4,305	7,022	(2,717)

501-1,000	6,569	44,360	3,647	54,576	50,289		7,482		342	3,107	(2,765)

Greater than 1,000	7,633	36,755	1,156	45,544	38,398		7,975		613	16,519	(15,906)
Total	$365,845	$1,231,506	$116,650	$1,714,001	$1,575,001		$215,146		$31,340	$35,273	$ (3,933)

As of December 2012
Credit spread on underlying (basis points)
0-250	$360,289	$ 989,941	$103,481	$1,453,711	$1,343,561		$201,459		$28,817	$ 8,249	$ 20,568

251-500	13,876	126,659	35,086	175,621	157,371		19,063		4,284	7,848	(3,564)

501-1,000	9,209	52,012	5,619	66,840	60,456		8,799		769	4,499	(3,730)

Greater than 1,000	11,453	49,721	3,622	64,796	57,774		10,812		568	21,970	(21,402)
Total	$394,827	$1,218,333	$147,808	$1,760,968	$1,619,162		$240,133		$34,438	$42,566	$ (8,128)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of purchased credit derivatives in excess of the notional amount included in “Offsetting Purchased Credit Derivatives.”

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

44	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Rate Hedges

The firm designates certain interest rate swaps as fair value hedges. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR)), effectively converting a substantial portion of fixed-rate obligations into floating-rate obligations.

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

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Interest rate hedges	$(4,261)	$ 1,792	$(6,104)	$(446)

Hedged borrowings and bank deposits	3,805	(2,160)	5,198	(382)
Hedge ineffectiveness [1]	$ (456)	$ (368)	$ (906)	$(828)

1.	Primarily consists of amortization of prepaid credit spreads resulting from the passage of time.

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

For qualifying net investment hedges, the gains or losses on the hedging instruments, to the extent effective, are included in “Currency translation adjustments, net of tax” within the condensed consolidated statements of comprehensive income.

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Currency hedges	$225	$ 209	$445	$ (3)

Foreign currency-denominated debt hedges	130	(108)	350	113

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three and six months ended June 2013 and June 2012.

As of June 2013 and December 2012, the firm had designated $2.42 billion and $2.77 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

Goldman Sachs June 2013 Form 10-Q	45

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

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	repurchase agreements and substantially all resale agreements;

•	securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution;

•	substantially all other secured financings, including transfers of assets accounted for as financings rather than sales;

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain unsecured long-term borrowings, including certain prepaid commodity transactions and certain hybrid financial instruments;

•	certain insurance contract assets and liabilities and certain guarantees;

•	certain receivables from customers and counterparties, including transfers of assets accounted for as secured loans rather than purchases and certain margin loans;

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

46	Goldman Sachs June 2013 Form 10-Q

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are collateral funding spreads, the amount and timing of expected future cash flows and interest rates. The ranges of significant unobservable inputs used to value level 3 resale and repurchase agreements are as follows:

As of June 2013:

•	Yield: 1.2% to 5.2% (weighted average: 1.4%)

•	Duration: 0.8 to 2.0 years (weighted average: 1.4 years)

As of December 2012:

•	Yield: 1.7% to 5.4% (weighted average: 1.9%)

•	Duration: 0.4 to 4.5 years (weighted average: 4.1 years)

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

As of June 2013:

•	Funding spreads: 29 bps to 210 bps (weighted average: 112 bps)

•	Yield: 1.0% to 16.7% (weighted average: 7.6%)

•	Duration: 1.1 to 10.3 years (weighted average: 3.7 years)

As of December 2012:

•	Yield: 0.3% to 20.0% (weighted average: 4.2%)

•	Duration: 0.3 to 10.8 years (weighted average: 2.4 years)

Generally, increases in funding spreads, yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings.

See Note 9 for further information about collateralized financings.

Goldman Sachs June 2013 Form 10-Q	47

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

Insurance Contracts. Insurance contracts at fair value related to the firm’s European insurance business were classified as held for sale as of June 2013 and were included in “Other assets” and “Other liabilities and accrued expenses.” As of December 2012, such contracts were included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses.”

A majority stake in the firm’s Americas reinsurance business was sold in April 2013. Assets and liabilities related to this business were classified as held for sale as of December 2012 and were included in “Other assets” and “Other liabilities and accrued expenses.”

See Note 12 for further information about the sale of a majority stake in the firm’s Americas reinsurance business and assets classified as held for sale related to the firm’s European insurance business.

The insurance contracts for which the firm has elected the fair value option are contracts that can be settled only in cash and that qualify for the fair value option because they are recognized financial instruments. These contracts are valued using market transactions and other market evidence where possible, including market-based inputs to models, calibration to market-clearing transactions or other alternative pricing sources with reasonable levels of price transparency. Significant inputs are interest rates, inflation rates, volatilities, funding spreads, yield and duration, which incorporates policy lapse and projected mortality assumptions. When unobservable inputs to a valuation model are significant to the fair value measurement of an instrument, the instrument is classified in level 3. The ranges of significant unobservable inputs used to value level 3 insurance contracts are as follows:

As of June 2013:

•	Funding spreads: 31 bps to 49 bps (weighted average: 39 bps)

As of December 2012:

•	Funding spreads: 39 bps to 61 bps (weighted average: 49 bps)

•	Yield: 4.4% to 15.1% (weighted average: 6.2%)

•	Duration: 5.3 to 8.8 years (weighted average: 7.6 years)

Generally, increases in funding spreads, yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 insurance contracts, the interrelationship of inputs is not necessarily uniform across such contracts.

48	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value, excluding insurance contracts, are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. Level 3 secured loans (primarily reclassified from “Receivables from customers and counterparties” to “Other assets” as of June 2013) are related to the firm’s European insurance business, which was classified as held for sale as of June 2013. See Note 12 for further information about assets classified as held for sale. The ranges of significant unobservable inputs used to value these level 3 secured loans are as follows:

As of June 2013:

•	Funding spreads: 75 bps to 92 bps (weighted average: 88 bps)

As of December 2012:

•	Funding spreads: 85 bps to 99 bps (weighted average: 99 bps)

Generally, an increase in funding spreads would result in a lower fair value measurement.

Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Such receivables are primarily comprised of customer margin loans and collateral posted in connection with certain derivative transactions. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2013. Receivables from customers and counterparties not accounted for at fair value also includes loans held for investment, which are primarily comprised of collateralized loans to private wealth management clients and corporate loans. As of June 2013 and December 2012, the carrying value of such loans was $9.02 billion and $6.50 billion, respectively, which generally approximated fair value. As of June 2013, had these loans been carried at fair value and included in the fair value hierarchy, $3.81 billion and $5.19 billion would have been classified in level 2 and level 3, respectively. As of December 2012, had these loans been carried at fair value and included in the fair value hierarchy, $2.41 billion and $4.06 billion would have been classified in level 2 and level 3, respectively.

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

Goldman Sachs June 2013 Form 10-Q	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

	Other Financial Assets at Fair Value as of June 2013
in millions	Level 1	Level 2	Level 3		Total
Securities segregated for regulatory and other purposes [1]	$22,422	$ 10,148	$ —		$ 32,570

Securities purchased under agreements to resell	—	153,188	101		153,289

Securities borrowed	—	61,409	—		61,409

Receivables from customers and counterparties	—	5,737	165		5,902

Other assets [2]	3,170	5,241	1,062	[3]	9,473
Total	$25,592	$235,723	$ 1,328		$262,643

	Other Financial Liabilities at Fair Value as of June 2013
in millions	Level 1	Level 2	Level 3		Total
Deposits	$ —	$ 6,579	$ 360		$ 6,939

Securities sold under agreements to repurchase	—	157,939	1,018		158,957

Securities loaned	—	3,068	—		3,068

Other secured financings	—	25,534	886		26,420

Unsecured short-term borrowings	—	15,368	2,913		18,281

Unsecured long-term borrowings	—	10,609	1,273		11,882

Other liabilities and accrued expenses	—	1,148	9,975	[4]	11,123
Total	$ —	$220,245	$16,425		$236,670

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. The table above includes $22.42 billion of level 1 securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP, consisting of U.S. Treasury securities and money market instruments.

2.

Consists of assets classified as held for sale related to the firm’s European insurance business, primarily consisting of corporate debt securities, non-U.S. government and agency obligations and derivatives, which are accounted for at fair value under other U.S. GAAP, and insurance contracts and secured loans, which are accounted for at fair value under the fair value option.

3.

Primarily consists of secured loans classified as held for sale related to the firm’s European insurance business. See “Receivables from customers and counterparties” above for further information about valuation techniques and significant inputs.

4.	Includes $9.29 billion of liabilities classified as held for sale related to the firm’s European insurance business accounted for at fair value under the fair value option.

50	Goldman Sachs June 2013 Form 10-Q

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

2.

Consists of assets classified as held for sale related to the firm’s Americas reinsurance business, primarily consisting of securities accounted for as available-for-sale and insurance separate account assets which are accounted for at fair value under other U.S. GAAP.

3.

Consists of insurance contracts and derivatives classified as held for sale related to the firm’s Americas reinsurance business. See “Insurance Contracts” above and Note 7 for further information about valuation techniques and inputs related to insurance contracts and derivatives, respectively.

4.	Includes $692 million of liabilities classified as held for sale related to the firm’s Americas reinsurance business accounted for at fair value under the fair value option.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three and six months ended June 2013 and June 2012. The tables below present information about transfers between level 2 and level 3.

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

Goldman Sachs June 2013 Form 10-Q	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended June 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3		Transfers out of level 3		Balance, end of period
Securities purchased under agreements to resell	$ 104	$ 1		$ —		$ —	$ —	$ —	$ (4)	$ —		$ —		$ 101

Receivables from customers and counterparties	633	—		2		—	—	—	(1)	—		(469	) [1]	165

Other assets	565	—		18		104	(555)	—	(10)	940	[1,2]	—		1,062
Total	$ 1,302	$ 1	[3]	$ 20	[3]	$104	$(555)	$ —	$ (15)	$940		$(469)		$ 1,328

1.

Reflects transfers related to the firm’s European insurance business of level 3 “Receivables from customers and counterparties” to level 3 “Other assets,” as this business was classified as held for sale as of June 2013.

2.

Reflects transfers of level 3 assets classified as held for sale related to the firm’s European insurance business, which were previously included in “Receivables from customers and counterparties” and “Financial instruments owned, at fair value.”

3.	The aggregate amounts include gains of approximately $20 million and $1 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended June 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 398	$—		$ (16)		$ —	$ —	$ 38	$ (2)	$ —	$ (58)	$ 360

Securities sold under agreements to repurchase, at fair value	1,777	—		—		—	—	—	(759)	—	—	1,018

Other secured financings	1,165	4		(30)		—	—	4	(257)	—	—	886

Unsecured short-term borrowings	2,735	1		(80)		—	—	651	(437)	205	(162)	2,913

Unsecured long-term borrowings	1,808	3		(30)		—	—	125	(219)	15	(429)	1,273

Other liabilities and accrued expenses	11,277	—		(507)		—	(677)	—	(118)	—	—	9,975
Total	$19,160	$ 8	[1]	$(663	) [1]	$ —	$(677)	$818	$(1,792)	$220	$(649)	$16,425

1.

The aggregate amounts include gains/(losses) of approximately $713 million, $(56) million and $(2) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized gain on level 3 other financial liabilities of $663 million for the three months ended June 2013 primarily reflected the impact of an increase in interest rates on certain insurance liabilities.

Transfers into level 3 of other financial liabilities during the three months ended June 2013 primarily reflected transfers from level 3 unsecured long-term borrowings to level 3 unsecured short-term borrowings, as these borrowings neared maturity.

Transfers out of level 3 of other financial liabilities during the three months ended June 2013 primarily reflected transfers of certain hybrid financial instruments to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments, and transfers to level 3 unsecured short-term borrowings from level 3 unsecured long-term borrowings, as these borrowings neared maturity.

52	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Six Months Ended June 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3		Transfers out of level 3		Balance, end of period
Securities purchased under agreements to resell	$ 278	$ 2		$ —		$ —	$ —	$ —	$ (20)	$ —		$(159)		$ 101

Receivables from customers and counterparties	641	—		(1)		—	—	—	(1)	—		(474	) [1]	165

Other assets	507	—		(3)		136	(507)	—	—	929	[1,2]	—		1,062
Total	$ 1,426	$ 2	[3]	$ (4	) [3]	$136	$(507)	$ —	$ (21)	$929		$(633)		$ 1,328

1.

Reflects transfers related to the firm’s European insurance business of level 3 “Receivables from customers and counterparties” to level 3 “Other assets,” as this business was classified as held for sale as of June 2013.

2.

Reflects transfers of level 3 assets classified as held for sale related to the firm’s European insurance business, which were previously included in “Receivables from customers and counterparties” and “Financial instruments owned, at fair value.”

3.	The aggregate amounts include gains/(losses) of approximately $(4) million and $2 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Six Months Ended June 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 359	$—		$ (12)		$ —	$ —	$ 74	$ (3)	$ —	$ (58)	$ 360

Securities sold under agreements to repurchase, at fair value	1,927	—		—		—	—	—	(909)	—	—	1,018

Other secured financings	1,412	6		(20)		—	—	169	(808)	127	—	886

Unsecured short-term borrowings	2,584	11		(96)		—	—	1,044	(830)	386	(186)	2,913

Unsecured long-term borrowings	1,917	12		(72)		(3)	(10)	307	(423)	68	(523)	1,273

Other liabilities and accrued expenses	11,274	—		(696)		304	(692)	—	(215)	—	—	9,975
Total	$19,473	$29	[1]	$(896	) [1]	$301	$(702)	$1,594	$(3,188)	$581	$(767)	$16,425

1.

The aggregate amounts include gains/(losses) of approximately $1.00 billion, $(133) million and $(4) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized gain on level 3 other financial liabilities of $896 million for the six months ended June 2013 primarily reflected a net gain on certain insurance liabilities, principally due to changes in foreign exchange rates and an increase in interest rates.

Transfers out of level 3 of other financial assets during the six months ended June 2013 reflected transfers of certain resale agreements to level 2, principally due to increased price transparency as a result of market transactions in similar instruments.

Transfers into level 3 of other financial liabilities during the six months ended June 2013 primarily reflected transfers from level 3 unsecured long-term borrowings to level 3 unsecured short-term borrowings, as these borrowings neared maturity.

Transfers out of level 3 of other financial liabilities during the six months ended June 2013 primarily reflected transfers to level 3 unsecured short-term borrowings from level 3 unsecured long-term borrowings, as these borrowings neared maturity, and transfers of certain hybrid financial instruments to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments.

Goldman Sachs June 2013 Form 10-Q	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended June 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 956	$ 1		$(52)		$394	$ —	$ —	$(276)	$ —	$ —	$ 1,023

Receivables from customers and counterparties	431	—		(7)		—	—	—	(7)	199	—	616
Total	$ 1,387	$ 1	[1]	$(59	) [1]	$394	$ —	$ —	$(283)	$199	$ —	$ 1,639
1. The aggregate amounts include gains/(losses) of approximately $(63) million and $5 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended June 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 96	$ —		$ 2		$ —	$ —	$ 81	$ —	$ —	$ —	$ 179

Securities sold under agreements to repurchase, at fair value	2,048	—		—		—	—	—	7	—	—	2,055

Other secured financings	1,282	3		—		—	—	69	(172)	—	—	1,182

Unsecured short-term borrowings	3,375	(31)		(63)		—	—	231	(497)	87	(376)	2,726

Unsecured long-term borrowings	2,310	5		(72)		—	—	91	(36)	43	(395)	1,946

Other liabilities and accrued expenses	8,965	(2)		97		—	—	—	(91)	—	—	8,969
Total	$18,076	$(25	) [1]	$(36	) [1]	$ —	$ —	$472	$(789)	$130	$(771)	$17,057

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

54	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Six Months Ended June 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 557	$ 2		$ (22)		$ 929	$—	$ —	$ (443)	$ —	$ —	$ 1,023

Receivables from customers and counterparties	795	—		2		199	—	—	(7)	—	(373)	616
Total	$ 1,352	$ 2	[1]	$ (20	) [1]	$1,128	$—	$ —	$ (450)	$ —	$ (373)	$ 1,639

1.	The aggregate amounts include gains/(losses) of approximately $(27) million and $9 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Six Months Ended June 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 13	$ —		$ (4)		$ —	$—	$170	$ —	$ —	$ —	$ 179

Securities sold under agreements to repurchase, at fair value	2,181	—		—		—	—	—	(126)	—	—	2,055

Other secured financings	1,752	7		—		—	—	92	(630)	—	(39)	1,182

Unsecured short-term borrowings	3,294	(44)		57		(13)	—	365	(575)	179	(537)	2,726

Unsecured long-term borrowings	2,191	16		90		—	—	245	(128)	178	(646)	1,946

Other liabilities and accrued expenses	8,996	(2)		150		—	—	—	(175)	—	—	8,969
Total	$18,427	$(23	) [1]	$293	[1]	$ (13)	$—	$872	$(1,634)	$357	$(1,222)	$17,057

1.	The aggregate amounts include losses of approximately $230 million, $32 million and $8 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

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

Goldman Sachs June 2013 Form 10-Q	55

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

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Receivables from customers and counterparties [1]	$ (21)	$ 15	$ (33)	$ 59

Other secured financings	(27)	31	(137)	(117)

Unsecured short-term borrowings [2]	764	763	616	(132)

Unsecured long-term borrowings [3]	350	62	548	(537)

Other liabilities and accrued expenses [4]	592	(89)	784	(150)

Other [5]	29	(80)	14	(92)
Total	$1,687	$702	$1,792	$(969)

1.	Primarily consists of gains/(losses) on certain insurance contracts and certain transfers accounted for as receivables rather than purchases.

2.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $738 million and $759 million for the three months ended June 2013 and June 2012, respectively, and $608 million and $(94) million for the six months ended June 2013 and June 2012, respectively.

3.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $308 million and $13 million for the three months ended June 2013 and June 2012, respectively, and $592 million and $(355) million for the six months ended June 2013 and June 2012, respectively.

4.	Primarily consists of gains/(losses) on certain insurance contracts.

5.	Primarily consists of gains/(losses) on deposits, resale and repurchase agreements, securities borrowed and loaned and other assets.

Excluding the gains and losses on the instruments accounted for under the fair value option described above, “Market making” and “Other principal transactions”

primarily represent gains and losses on “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value.”

56	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of
in millions	June 2013	December 2012
Aggregate contractual principal amount of performing loans and long-term receivables in excess of the related fair value	$ 1,898	$ 2,742

Aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due in excess of the related fair value	20,372	22,610
Total [1]	$22,270	$25,352
Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$ 2,759	$ 1,832

1.

The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of June 2013 and December 2012, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $1.24 billion and $1.99 billion, respectively, and the related total contractual amount of these lending commitments was $54.04 billion and $59.29 billion, respectively. See Note 18 for further information about lending commitments.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $265 million and $115 million as of June 2013 and December 2012, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $411 million as of June 2013, whereas the fair value exceeded the related aggregate contractual principal amount by $379 million as of December 2012. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $671 million and $270 million for the three months ended June 2013 and June 2012, respectively, and $1.47 billion and $1.24 billion for the six months ended June 2013 and June 2012, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Net gains/(losses) including hedges	$59	$ 6	$(18)	$(218)

Net gains/(losses) excluding hedges	67	57	(42)	(232)

Goldman Sachs June 2013 Form 10-Q	57

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
in millions	June 2013	December 2012
Securities purchased under agreements to resell [1]	$153,555	$141,334

Securities borrowed [2]	174,798	136,893

Securities sold under agreements to repurchase [1]	158,957	171,807

Securities loaned [2]	20,319	13,765

1.

Substantially all resale and repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of June 2013 and December 2012, $61.41 billion and $38.40 billion of securities borrowed and $3.07 billion and $1.56 billion of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no repos to maturity outstanding as of June 2013 or December 2012.

58	Goldman Sachs June 2013 Form 10-Q

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of June 2013 and December 2012.

Goldman Sachs June 2013 Form 10-Q	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Offsetting Arrangements

The tables below present the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of netting with the same counterparty under enforceable netting agreements (i.e. counterparty netting) included in the condensed consolidated statements of financial condition. Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements. The tables below also present the amounts not offset in the condensed consolidated statements of financial condition including counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of cash or securities collateral received or posted subject to enforceable credit support agreements. Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted in the table below.

	As of June 2013
	Assets		Liabilities
in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 204,685	$ 188,570	$ 203,630	$ 30,530

Counterparty netting	(44,524)	(9,821)	(44,524)	(9,821)
Total	160,161 [1,2]	178,749 [1,2]	159,106 [2]	20,709 [2]
Amounts that have not been offset in the condensed consolidated statements of financial condition
Counterparty netting	(16,627)	(4,798)	(16,627)	(4,798)

Collateral	(124,784)	(150,824)	(104,795)	(15,000)
Total	$ 18,750	$ 23,127	$ 37,684	$ 911

	As of December 2012
	Assets		Liabilities
in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 175,656	$ 151,162	$ 201,688	$ 23,509

Counterparty netting	(29,766)	(9,744)	(29,766)	(9,744)
Total	145,890 [1,3]	141,418 [1]	171,922 [3]	13,765
Amounts that have not been offset in the condensed consolidated statements of financial condition
Counterparty netting	(27,512)	(2,583)	(27,512)	(2,583)

Collateral	(104,344)	(117,552)	(106,638)	(10,990)
Total	$ 14,034	$ 21,283	$ 37,772	$ 192

1.

As of June 2013 and December 2012, the firm had $6.59 billion and $4.41 billion, respectively, of securities received under resale agreements and $3.56 billion and $4.53 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

2.

As of June 2013, the firm classified $17 million of resale agreements, $390 million of securities borrowed transactions, $149 million of repurchase agreements and $390 million of securities loaned transactions related to the firm’s European insurance business as held for sale. These amounts are included in “Other assets” and “Other liabilities and accrued expenses.” See Note 12 for further information about assets held for sale.

3.

As of December 2012, the firm classified $148 million of resale agreements and $115 million of repurchase agreements related to the firm’s Americas reinsurance business as held for sale. See Note 12 for further information about this sale.

60	Goldman Sachs June 2013 Form 10-Q

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

Other secured financings include arrangements that are nonrecourse. As of June 2013 and December 2012, nonrecourse other secured financings were $1.15 billion and $1.76 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these financings been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of June 2013 and December 2012.

Goldman Sachs June 2013 Form 10-Q	61

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

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of June 2013			As of December 2012
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$14,192	$5,358	$19,550	$16,504	$6,181	$22,685

At amortized cost	109	—	109	34	326	360

Interest rates [1]	3.49%	—%		6.18%	0.10%

Other secured financings (long-term):
At fair value	5,681	1,189	6,870	6,134	1,518	7,652

At amortized cost	121	684	805	577	736	1,313

Interest rates [1]	6.46%	2.33%		3.38%	2.55%
Total [2]	$20,103	$7,231	$27,334	$23,249	$8,761	$32,010
Amount of other secured financings collateralized by:
Financial instruments [3]	$19,938	$7,020	$26,958	$22,323	$8,442	$30,765

Other assets [4]	165	211	376	926	319	1,245

1.	The weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

2.

Includes $6.71 billion and $8.68 billion related to transfers of financial assets accounted for as financings rather than sales as of June 2013 and December 2012, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $6.89 billion and $8.92 billion as of June 2013 and December 2012, respectively.

3.

Includes $15.22 billion and $17.24 billion of other secured financings collateralized by financial instruments owned, at fair value as of June 2013 and December 2012, respectively, and includes $11.74 billion and $13.53 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of June 2013 and December 2012, respectively.

4.	Primarily real estate and cash.

The table below presents other secured financings by maturity.

in millions	As of June 2013
Other secured financings (short-term)	$19,659

Other secured financings (long-term):
2014	4,000

2015	1,490

2016	956

2017	152

2018	410

2019-thereafter	667
Total other secured financings (long-term)	7,675
Total other secured financings	$27,334

62	Goldman Sachs June 2013 Form 10-Q

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

	As of
in millions	June 2013	December 2012
Collateral available to be delivered or repledged	$613,180	$540,949

Collateral that was delivered or repledged	455,304	397,652

The table below presents information about assets pledged by the firm.

	As of
in millions	June 2013	December 2012
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge [1]	$ 70,539	$ 67,177

Did not have the right to deliver or repledge	97,941	120,980

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	715	2,031

1.	Excludes $1.55 billion classified as held for sale as of June 2013, related to the firm’s European insurance business. See Note 12 for further information about assets held for sale.

Note 10.

Securitization Activities

The firm securitizes residential and commercial mortgages, corporate bonds, loans and other types of financial assets by selling these assets to securitization vehicles (e.g., trusts, corporate entities and limited liability companies) or through a resecuritization. The firm acts as underwriter of the beneficial interests that are sold to investors. The firm’s residential mortgage securitizations are substantially all in connection with government agency securitizations.

Beneficial interests issued by securitization entities are debt or equity securities that give the investors rights to receive all or portions of specified cash inflows to a securitization vehicle and include senior and subordinated interests in principal, interest and/or other cash inflows. The proceeds from the sale of beneficial interests are used to pay the transferor for the financial assets sold to the securitization vehicle or to purchase securities which serve as collateral.

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

Goldman Sachs June 2013 Form 10-Q	63

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

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Residential mortgages	$7,373	$8,278	$14,640	$19,267

Commercial mortgages	1,197	1,623	3,365	1,623
Total	$8,570	$9,901	$18,005	$20,890
Cash flows on retained interests	$ 135	$ 144	$ 246	$ 226

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

	As of June 2013			As of December 2012
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations [1]	$57,483	$3,178	$ —	$57,685	$4,654	$ —

Other residential mortgage-backed [2]	3,363	109	—	3,656	106	—

Other commercial mortgage-backed [3]	4,000	79	90	1,253	1	56

CDOs, CLOs and other [4]	8,503	83	22	8,866	51	331
Total [5]	$73,349	$3,449	$112	$71,460	$4,812	$387

1.

Outstanding principal amount and fair value of retained interests primarily relate to securitizations during 2013 and 2012 as of June 2013, and securitizations during 2012 and 2011 as of December 2012.

2.	Outstanding principal amount and fair value of retained interests as of both June 2013 and December 2012 primarily relate to prime and Alt-A securitizations during 2007 and 2006.

3.

Outstanding principal amount and fair value of retained interests as of June 2013 primarily relate to securitizations during 2013. As of December 2012, the outstanding principal amount primarily relates to securitizations during 2012 and 2007 and the fair value of retained interests primarily relate to securitizations during 2012.

4.	Outstanding principal amount and fair value of retained interests as of both June 2013 and December 2012 primarily relate to CDO and CLO securitizations during 2007 and 2006.

5.

Outstanding principal amount includes $640 million and $835 million as of June 2013 and December 2012, respectively, related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

64	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net asset of $36 million and $45 million as of June 2013 and December 2012, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The table below presents the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of June 2013			As of December 2012
	Type of Retained Interests			Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]	Mortgage-Backed	Other	[1]
Fair value of retained interests	$3,366	$ 83		$4,761	$ 51

Weighted average life (years)	9.9	2.0		8.2	2.0

Constant prepayment rate [2]	7.0%	N.M.		10.9%	N.M.

Impact of 10% adverse change [2]	$ (27)	N.M.		$ (57)	N.M.

Impact of 20% adverse change [2]	(52)	N.M.		(110)	N.M.

Discount rate [3]	4.9%	N.M.		4.6%	N.M.

Impact of 10% adverse change	$ (85)	N.M.		$ (96)	N.M.

Impact of 20% adverse change	(168)	N.M.		(180)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of June 2013 and December 2012. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $83 million and $51 million as of June 2013 and December 2012, respectively.

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

Goldman Sachs June 2013 Form 10-Q	65

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

Power-Related VIEs. The firm purchases debt and equity securities issued by, and may provide commitments or guarantees to, VIEs that hold power-related assets. The firm typically does not sell assets to, or enter into derivatives with, these VIEs.

Investment Fund VIEs. The firm makes equity investments in, and is entitled to receive fees from, certain of the investment fund VIEs it manages. The firm typically does not sell assets to, or enter into derivatives with, these VIEs.

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

66	Goldman Sachs June 2013 Form 10-Q

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statement of financial condition as follows:

•

Substantially all assets held by the firm related to mortgage-backed, corporate CDO and CLO, real estate, credit-related and other investing, other asset-backed, and investment fund VIEs are included in “Financial instruments owned, at fair value.” Substantially all liabilities held by the firm related to corporate CDO and CLO, real estate, credit-related and other investing, and other asset-backed VIEs are included in “Financial instruments sold, but not yet purchased, at fair value.”

•	Assets held by the firm related to power-related VIEs are primarily included in “Financial instruments owned, at fair value” and “Other assets.”

Goldman Sachs June 2013 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nonconsolidated VIEs
	As of June 2013
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$81,388	[2]	$21,807	$5,836	$4,138	$258	$2,104	$115,531

Carrying Value of the Firm’s Variable Interests
Assets	4,785		1,143	1,577	245	67	33	7,850

Liabilities	—		33	1	31	—	—	65

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	3,366		79	—	4	—	—	3,449

Purchased interests	1,378		630	—	226	—	—	2,234

Commitments and guarantees [1]	—		1	370	—	403	16	790

Derivatives [1]	847		5,293	—	693	—	—	6,833

Loans and investments	41		—	1,577	—	67	33	1,718
Total	$ 5,632	[2]	$ 6,003	$1,947	$ 923	$470	$ 49	$ 15,024

	Nonconsolidated VIEs
	As of December 2012
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$79,171	[2]	$23,842	$9,244	$3,510	$147	$1,898	$117,812

Carrying Value of the Firm’s Variable Interests
Assets	6,269		1,193	1,801	220	32	4	9,519

Liabilities	—		12	—	30	—	—	42

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	4,761		51	—	—	—	—	4,812

Purchased interests	1,162		659	—	204	—	—	2,025

Commitments and guarantees [1]	—		1	438	—	—	1	440

Derivatives [1]	1,574		6,761	—	952	—	—	9,287

Loans and investments	39		—	1,801	—	32	4	1,876
Total	$ 7,536	[2]	$ 7,472	$2,239	$1,156	$ 32	$ 5	$ 18,440

1.

The aggregate amounts include $2.38 billion and $3.25 billion as of June 2013 and December 2012, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $5.22 billion and $1.20 billion, respectively, as of June 2013, and $3.57 billion and $1.72 billion, respectively, as of December 2012, related to CDOs backed by mortgage obligations.

68	Goldman Sachs June 2013 Form 10-Q

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

	Consolidated VIEs
	As of June 2013
in millions	Real estate, credit-related and other investing	CDOs, mortgage- backed and other asset- backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 166	$107	$ 10	$ 283

Cash and securities segregated for regulatory and other purposes	64	—	93	157

Receivables from brokers, dealers and clearing organizations	3	—	—	3

Financial instruments owned, at fair value	2,144	169	373	2,686

Other assets	844	—	—	844
Total	$3,221	$276	$ 476	$3,973
Liabilities
Other secured financings	$ 430	$172	$ 300	$ 902

Financial instruments sold, but not yet purchased, at fair value	—	1	—	1

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,569	1,569

Unsecured long-term borrowings	4	—	242	246

Other liabilities and accrued expenses	936	—	—	936
Total	$1,370	$173	$2,111	$3,654

Goldman Sachs June 2013 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Consolidated VIEs
	As of December 2012
in millions	Real estate, credit-related and other investing	CDOs, mortgage- backed and other asset- backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 236	$107	$ —	$ 343

Cash and securities segregated for regulatory and other purposes	134	—	92	226

Receivables from brokers, dealers and clearing organizations	5	—	—	5

Financial instruments owned, at fair value	2,958	763	124	3,845

Other assets	1,080	—	—	1,080
Total	$4,413	$870	$ 216	$5,499
Liabilities
Other secured financings	$ 594	$699	$ 301	$1,594

Financial instruments sold, but not yet purchased, at fair value	—	107	—	107

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,584	1,584

Unsecured long-term borrowings	4	—	334	338

Other liabilities and accrued expenses	1,478	—	—	1,478
Total	$2,076	$806	$2,219	$5,101

70	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
in millions	June 2013		December 2012
Property, leasehold improvements and equipment [1]	$ 8,051		$ 8,217

Goodwill and identifiable intangible assets [2]	4,494		5,099

Income tax-related assets [3]	6,282		5,620

Equity-method investments [4]	374		453

Miscellaneous receivables and other	13,056	[5]	20,234	[6]
Total	$32,257		$39,623

1.	Net of accumulated depreciation and amortization of $8.82 billion and $9.05 billion as of June 2013 and December 2012, respectively.

2.	Includes $149 million of intangible assets classified as held for sale as of December 2012. See Note 13 for further information about goodwill and identifiable intangible assets.

3.	See Note 24 for further information about income taxes.

4.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.65 billion and $5.54 billion as of June 2013 and December 2012, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

5.	Includes $9.66 billion of assets classified as held for sale as of June 2013 related to the firm’s European insurance business.

6.

Includes $16.77 billion of assets classified as held for sale as of December 2012 (including approximately $9 billion of available-for-sale securities) related to the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013.

Assets Held for Sale

In the second quarter of 2013, the firm classified its European insurance business within its Institutional Client Services segment as held for sale, as the firm is likely to sell a majority stake in this business during the next twelve months. As of June 2013, assets and liabilities related to this business, substantially all of which are accounted for at fair value, were classified in “Other assets” and “Other liabilities and accrued expenses,” respectively. Assets related to this business were $9.66 billion as of June 2013, excluding intercompany assets, and consisted primarily of “Financial instruments owned, at fair value,” including corporate debt securities and non-U.S. government and agency obligations. Liabilities related to this business were $10.62 billion as of June 2013, excluding intercompany liabilities, and consisted primarily of liabilities for future benefits and unpaid claims carried at fair value under the fair value option. Intercompany assets and liabilities are expected to be included as part of a sales transaction.

In the fourth quarter of 2012, the firm classified its Americas reinsurance business within its Institutional Client Services segment as held for sale. Assets related to this business of $16.92 billion as of December 2012, which consisted primarily of available-for-sale securities and separate account assets at fair value, were included in “Other assets.” Liabilities related to this business of $14.62 billion, as of December 2012 were included in “Other liabilities and accrued expenses.”

The firm completed the sale of a majority stake in its Americas reinsurance business in April 2013 and, as a result, the firm no longer consolidates this business. The firm retained an ownership interest of approximately 20% in this business, which is accounted for at fair value under the fair value option and is included in “Financial instruments owned, at fair value.”

Goldman Sachs June 2013 Form 10-Q	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment included $5.97 billion and $6.20 billion as of June 2013 and December 2012, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

During the first half of 2012, as a result of a decline in the market conditions in which certain of the firm’s consolidated investments operated, the firm determined certain assets were impaired and recorded an impairment loss of $159 million ($133 million related to property, leasehold improvements and equipment, $20 million related to commodity-related intangible assets and $6 million related to other assets), substantially all of which was included in “Depreciation and amortization.” These impairment losses were included in the firm’s Investing & Lending segment and represented the excess of the carrying values of these assets over their estimated fair values, substantially all of which are level 3 measurements, using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to be received from the disposition of certain of these assets.

72	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of
in millions	June 2013	December 2012
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,400	2,402

Securities Services	105	105

Investing & Lending	59	59

Investment Management	585	586
Total	$3,699	$3,702

	Identifiable Intangible Assets
	As of
in millions	June 2013	December 2012
Investment Banking:
Financial Advisory	$ —	$ 1

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution [1]	41	421

Equities Client Execution [2]	389	565

Investing & Lending	249	281

Investment Management	116	129
Total	$ 795	$1,397

1.	The decrease from December 2012 to June 2013 is related to the sale of the firm’s television broadcast royalties in the first quarter of 2013.

2.	The decrease from December 2012 to June 2013 is related to the sale of a majority stake in the firm’s Americas reinsurance business in April 2013. See Note 12 for further information about this sale.

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

Goldman Sachs June 2013 Form 10-Q	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

		As of
$ in millions		June 2013	Weighted Average Remaining Lives (years)	December 2012
Customer lists	Gross carrying amount	$ 1,098		$ 1,099

	Accumulated amortization	(675)		(643)
	Net carrying amount	423	8	456

Commodities-related intangibles [1]	Gross carrying amount	512		513

	Accumulated amortization	(260)		(226)
	Net carrying amount	252	11	287

Television broadcast royalties [2]	Gross carrying amount	—		560

	Accumulated amortization	—		(186)
	Net carrying amount	—	N/A 2	374

Insurance-related intangibles [3]	Gross carrying amount	—		380

	Accumulated amortization	—		(231)
	Net carrying amount	—	N/A 3	149

Other [4]	Gross carrying amount	941		950

	Accumulated amortization	(821)		(819)
	Net carrying amount	120	11	131

Total	Gross carrying amount	2,551		3,502

	Accumulated amortization	(1,756)		(2,105)
	Net carrying amount	$ 795	9	$ 1,397

1.	Primarily includes commodity-related customer contracts and relationships, permits and access rights.

2.	These assets were sold in the first quarter of 2013 and total proceeds received approximated carrying value.

3.	These assets were related to the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013. See Note 12 for further information about this sale.

4.	Primarily includes the firm’s exchange-traded fund lead market maker rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives or based on economic usage for certain commodity-related intangibles. Amortization expense for identifiable intangible assets is included in “Depreciation and amortization.”

74	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present amortization expense for identifiable intangible assets for the three and six months ended June 2013 and June 2012, and the estimated future amortization expense through 2018 for identifiable intangible assets as of June 2013.

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Amortization expense	$30	$76	$72	$146

in millions	As of June 2013
Estimated future amortization expense:
Remainder of 2013	$ 82

2014	128

2015	96

2016	93

2017	91

2018	83

Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable.

If an impairment test is necessary, the carrying value of an asset or asset group is compared to the total of the undiscounted cash flows expected to be received over the remaining useful life and from the disposition of the asset or asset group.

•	If the total of the undiscounted cash flows exceeds the carrying value, the asset or asset group is not impaired.

•

If the total of the undiscounted cash flows is less than the carrying value, the asset or asset group is not fully recoverable and an impairment loss is recognized as the difference between the estimated fair value and the carrying value of an asset or asset group.

See Note 12 for information about impairments of the firm’s identifiable intangible assets.

Note 14.

Deposits

The table below presents deposits held in U.S. and non-U.S. offices, substantially all of which were interest-bearing. Substantially all U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) as of June 2013 and December 2012. Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) as of June 2013 and held at Goldman Sachs Bank (Europe) plc (GS Bank Europe) and GSIB as of December 2012. On January 18, 2013, GS Bank Europe surrendered its banking license to the Central Bank of Ireland after transferring its deposits to GSIB and subsequently changed its name to Goldman Sachs Ireland Finance plc.

	As of
in millions	June 2013		December 2012
U.S. offices	$60,483		$62,377

Non-U.S. offices	8,912		7,747
Total	$69,395	[1]	$70,124	[1]

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of June 2013
in millions	U.S.		Non-U.S.		Total
Remainder of 2013	$ 3,923		$3,661		$ 7,584

2014	4,021		539		4,560

2015	4,272		—		4,272

2016	1,998		—		1,998

2017	2,531		—		2,531

2018	1,619		—		1,619

2019 - thereafter	4,169		—		4,169
Total	$22,533	[2]	$4,200	[3]	$26,733	[1]

1.

Includes $6.94 billion and $5.10 billion as of June 2013 and December 2012, respectively, of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

2.

Includes $20 million greater than $100,000, of which $6 million matures within three months, $6 million matures within three to six months, $5 million matures within six to twelve months, and $3 million matures after twelve months.

3.	Substantially all were greater than $100,000.

Goldman Sachs June 2013 Form 10-Q	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 2013 and December 2012, savings and demand deposits, which represent deposits with no stated maturity, were $42.66 billion and $46.51 billion, respectively, which were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges on substantially all of its time deposits for which it has not elected the fair value option. Accordingly, $19.79 billion and $18.52 billion as of June 2013 and December 2012, respectively, of time deposits were effectively converted from fixed-rate obligations to floating-rate obligations and were recorded at amounts that generally approximate fair value. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2.

Note 15.

Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of
in millions	June 2013	December 2012
Other secured financings (short-term)	$19,659	$23,045

Unsecured short-term borrowings	41,801	44,304
Total	$61,460	$67,349

See Note 9 for further information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2013 and December 2012.

The table below presents unsecured short-term borrowings.

	As of
$ in millions	June 2013	December 2012
Current portion of unsecured long-term borrowings	$23,734	$25,344

Hybrid financial instruments	11,922	12,295

Promissory notes	336	260

Commercial paper	1,321	884

Other short-term borrowings	4,488	5,521
Total	$41,801	$44,304
Weighted average interest rate [1]	1.69%	1.57%

1.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

76	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of
in millions	June 2013	December 2012
Other secured financings (long-term)	$ 7,675	$ 8,965

Unsecured long-term borrowings	162,042	167,305
Total	$169,717	$176,270

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of June 2013			As of December 2012
in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 86,621	$34,228	$120,849	$ 88,561	$36,869	$125,430

Floating-rate obligations [2]	22,642	18,551	41,193	20,794	21,081	41,875
Total	$109,263	$52,779	$162,042	$109,355	$57,950	$167,305

1.

Interest rates on U.S. dollar-denominated debt ranged from 0.20% to 10.04% (with a weighted average rate of 5.26%) and 0.20% to 10.04% (with a weighted average rate of 5.48%) as of June 2013 and December 2012, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.10% to 14.85% (with a weighted average rate of 4.39%) and 0.10% to 14.85% (with a weighted average rate of 4.66%) as of June 2013 and December 2012, respectively.

2.	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating-rate obligations.

Goldman Sachs June 2013 Form 10-Q	77

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

•	unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

in millions	As of June 2013
2014	$ 10,698

2015	22,013

2016	21,290

2017	20,317

2018	18,621

2019 - thereafter	69,103
Total [1]	$162,042

1.

Includes $6.73 billion related to interest rate hedges on certain unsecured long-term borrowings, by year of maturity as follows: $224 million in 2014, $386 million in 2015, $883 million in 2016, $1.08 billion in 2017, $1.04 billion in 2018 and $3.12 billion in 2019 and thereafter.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of June 2013 and December 2012. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of less than 2% in the carrying value of total unsecured long-term borrowings as of both June 2013 and December 2012. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2013 and December 2012.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
in millions	June 2013	December 2012
Fixed-rate obligations
At fair value	$ 199	$ 122

At amortized cost [1]	19,217	24,547

Floating-rate obligations
At fair value	11,683	12,471

At amortized cost [1]	130,943	130,165
Total	$162,042	$167,305

1.

The weighted average interest rates on the aggregate amounts were 2.34% (5.53% related to fixed-rate obligations and 1.90% related to floating-rate obligations) and 2.47% (5.26% related to fixed-rate obligations and 1.98% related to floating-rate obligations) as of June 2013 and December 2012, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

78	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both June 2013 and December 2012, subordinated debt had maturities ranging from 2015 to 2038. The table below presents subordinated borrowings.

	As of June 2013			As of December 2012
$ in millions	Par Amount	Carrying Amount	Rate [1]	Par Amount	Carrying Amount	Rate [1]
Subordinated debt	$14,281	$16,917	4.64%	$14,409	$17,358	4.24%

Junior subordinated debt	2,835	3,897	2.03%	2,835	4,228	3.16%
Total subordinated borrowings	$17,116	$20,814	4.20%	$17,244	$21,586	4.06%

1.

Weighted average interest rate after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

Junior Subordinated Debt

Junior Subordinated Debt Held by 2012 Trusts. In 2012, the Vesey Street Investment Trust I and the Murray Street Investment Trust I (together, the 2012 Trusts) issued an aggregate of $2.25 billion of senior guaranteed trust securities to third parties. The proceeds of that offering were used to fund purchases of $1.75 billion of junior subordinated debt securities issued by Group Inc. that pay interest semi-annually at a fixed annual rate of 4.647% and mature on March 9, 2017, and $500 million of junior subordinated debt securities issued by Group Inc. that pay interest semi-annually at a fixed annual rate of 4.404% and mature on September 1, 2016.

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

Goldman Sachs June 2013 Form 10-Q	79

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
in millions	June 2013		December 2012
Compensation and benefits	$ 6,857		$ 8,292

Insurance-related liabilities [1]	—		10,274

Noncontrolling interests [2]	341		508

Income tax-related liabilities [3]	2,865		2,724

Employee interests in consolidated funds	246		246

Subordinated liabilities issued by consolidated VIEs	894		1,360

Accrued expenses and other	15,104	[4]	18,991	[5]
Total	$26,307		$42,395

1.

Insurance-related liabilities represent liabilities for future benefits and unpaid claims carried at fair value under the fair value option related to the firm’s European insurance business. As of June 2013, these insurance-related liabilities were classified as held for sale and included within “Accrued expenses and other.” See Note 12 for further information.

2.	Includes $338 million and $419 million related to consolidated investment funds as of June 2013 and December 2012, respectively.

3.	See Note 24 for further information about income taxes.

4.	Includes $10.62 billion of liabilities classified as held for sale as of June 2013 related to the firm’s European insurance business. See Note 12 for further information.

5.

Includes $14.62 billion of liabilities classified as held for sale as of December 2012 related to the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013. See Note 12 for further information.

80	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of June 2013				Total Commitments as of
in millions	Remainder of 2013	2014- 2015	2016- 2017	2018- Thereafter	June 2013	December 2012
Commitments to extend credit [1]
Commercial lending:
Investment-grade	$ 3,432	$11,861	$30,622	$ 9,702	$ 55,617	$ 53,736

Non-investment-grade	1,327	5,399	7,850	6,810	21,386	21,102

Warehouse financing	116	990	150	—	1,256	784
Total commitments to extend credit	4,875	18,250	38,622	16,512	78,259	75,622

Contingent and forward starting resale and securities borrowing agreements [2]	52,649	—	—	—	52,649	47,599

Forward starting repurchase and secured lending agreements [2]	15,360	—	—	—	15,360	6,144

Letters of credit [3]	340	215	—	14	569	789

Investment commitments	2,206	1,900	243	3,469	7,818	7,339

Other	4,165	122	26	62	4,375	4,624
Total commitments	$79,595	$20,487	$38,891	$20,057	$159,030	$142,117

1.	Commitments to extend credit are presented net of amounts syndicated to third parties.

2.	These agreements generally settle within three business days.

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

As of June 2013 and December 2012, approximately $24.97 billion and $16.09 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. The carrying value and the estimated fair value of such lending commitments were liabilities of $98 million and $895 million, respectively, as of June 2013, and $63 million and $523 million, respectively, as of December 2012. As these lending commitments are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of June 2013 and December 2012.

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

Goldman Sachs June 2013 Form 10-Q	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $29.42 billion and $32.41 billion as of June 2013 and December 2012, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $300 million of protection had been provided as of both June 2013 and December 2012. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

Warehouse Financing. The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of commercial and residential mortgage loans.

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

Investment Commitments

The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $1.12 billion and $872 million as of June 2013 and December 2012, respectively, related to real estate private investments and $6.70 billion and $6.47 billion as of June 2013 and December 2012, respectively, related to corporate and other private investments. Of these amounts, $5.77 billion and $6.21 billion as of June 2013 and December 2012, respectively, relate to commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

in millions	As of June 2013
Remainder of 2013	$ 202

2014	393

2015	334

2016	287

2017	269

2018	220

2019 - thereafter	1,179
Total	$2,884

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

82	Goldman Sachs June 2013 Form 10-Q

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of June 2013 and December 2012, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $31 billion and $35 billion, respectively. This amount reflects paydowns and cumulative losses of approximately $94 billion ($21 billion of which are cumulative losses) as of June 2013 and approximately $90 billion ($20 billion of which are cumulative losses) as of December 2012. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $498 million and total paydowns and cumulative losses of $1.56 billion ($524 million of which are cumulative losses) as of June 2013, and an outstanding principal balance of $540 million and total paydowns and cumulative losses of $1.52 billion ($508 million of which are cumulative losses) as of December 2012, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During both the three and six months ended June 2013 and June 2012, the firm repurchased loans with an unpaid principal balance of less than $10 million. The loss related to the repurchase of these loans was not material for both the three and six months ended June 2013 and June 2012.

Ultimately, the firm’s exposure to claims for repurchase of residential mortgage loans based on alleged breaches of representations will depend on a number of factors including the following: (i) the extent to which these claims are actually made; (ii) the extent to which there are underlying breaches of representations that give rise to valid claims for repurchase; (iii) in the case of loans originated by others, the extent to which the firm could be held liable and, if it is, the firm’s ability to pursue and collect on any claims against the parties who made representations to the firm; (iv) macroeconomic factors, including developments in the residential real estate market; and (v) legal and regulatory developments.

Based upon the large number of defaults in residential mortgages, including those sold or securitized by the firm, there is a potential for increasing claims for repurchases. However, the firm is not in a position to make a meaningful estimate of that exposure at this time.

Goldman Sachs June 2013 Form 10-Q	83

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims under these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of June 2013, claims under these indemnities, and payments made in connection with these claims, were not material to the firm.

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

84	Goldman Sachs June 2013 Form 10-Q

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

Because derivatives are accounted for at fair value, the carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying values below exclude the effect of a legal right of setoff that may exist under an enforceable netting agreement and the effect of netting of collateral posted under enforceable credit support agreements.

	As of June 2013
		Maximum Payout/Notional Amount by Period of Expiration
in millions	Carrying Value of Net Liability	Remainder of 2013	2014- 2015	2016- 2017	2018- Thereafter	Total
Derivatives [1]	$8,849	$308,645	$320,838	$57,691	$62,985	$750,159

Securities lending indemnifications [2]	—	29,333	—	—	—	29,333

Other financial guarantees [3]	171	758	590	992	1,491	3,831

1.

These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore these amounts do not reflect the firm’s overall risk related to its derivative activities. As of December 2012, the carrying value of the net liability and the notional amount related to derivative guarantees were $8.58 billion and $663.15 billion, respectively.

2.

Collateral held by the lenders in connection with securities lending indemnifications was $30.23 billion as of June 2013. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees. As of December 2012, the maximum payout and collateral held related to securities lending indemnifications were $27.12 billion and $27.89 billion, respectively.

3.

Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments. As of December 2012, the carrying value of the net liability and the maximum payout related to other financial guarantees were $152 million and $3.48 billion, respectively.

Goldman Sachs June 2013 Form 10-Q	85

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of June 2013 and December 2012.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of June 2013 or December 2012.

86	Goldman Sachs June 2013 Form 10-Q

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

Note 19.

Shareholders’ Equity

Common Equity

On July 15, 2013, Group Inc. declared a dividend of $0.50 per common share to be paid on September 27, 2013 to common shareholders of record on August 30, 2013.

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

During the three and six months ended June 2013, the firm repurchased 10.5 million and 20.6 million shares of its common stock at an average cost per share of $152.80 and $151.68, for a total cost of $1.60 billion and $3.12 billion, respectively, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs to satisfy minimum statutory employee tax withholding requirements. Under these plans, during the six months ended June 2013, employees remitted 70,754 shares with a total value of $10 million and the firm cancelled 3.2 million of RSUs with a total value of $460 million.

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

Goldman Sachs June 2013 Form 10-Q	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Equity

The table below presents perpetual preferred stock issued and outstanding as of June 2013.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Dividend Rate	Redemption Value (in millions)
A	50,000	30,000	29,999	3 month LIBOR + 0.75%, with floor of 3.75% per annum	$ 750

B	50,000	32,000	32,000	6.20% per annum	800

C	25,000	8,000	8,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	200

D	60,000	54,000	53,999	3 month LIBOR + 0.67%, with floor of 4.00% per annum	1,350

E	17,500	17,500	17,500	3 month LIBOR + 0.77%, with floor of 4.00% per annum	1,750

F	5,000	5,000	5,000	3 month LIBOR + 0.77%, with floor of 4.00% per annum	500

I	34,500	34,000	34,000	5.95% per annum	850

J	46,000	40,000	40,000	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter	1,000
	288,000	220,500	220,498		$7,200

Each share of non-cumulative Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option at a redemption price equal to $25,000 plus declared and unpaid dividends.

Each share of non-cumulative Series E and Series F Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $100,000 and is redeemable at the option of the firm at any time, subject to certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics, at a redemption price equal to $100,000 plus declared and unpaid dividends. See Note 16 for further information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

Each share of non-cumulative Series I Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option beginning November 10, 2017 at a redemption price equal to $25,000 plus accrued and unpaid dividends.

On April 25, 2013, Group Inc. issued 40,000 shares of perpetual 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J, par value $0.01 per share (Series J Preferred Stock), out of a total of 46,000 shares of Series J Preferred Stock authorized for issuance. Each share of Series J Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option beginning May 10, 2023 at a redemption price equal to $25,000 plus accrued and unpaid dividends. Dividends on Series J Preferred Stock, if declared, are payable quarterly at a fixed rate per annum of 5.50% from the issuance date to, but excluding, May 10, 2023, and thereafter at a rate per annum equal to three-month LIBOR plus 3.64%.

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

88	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents preferred dividends declared on preferred stock.

	Three Months Ended June				Six Months Ended June
	2013		2012		2013		2012
	per share	in millions	per share	in millions	per share	in millions	per share	in millions
Series A	$ 229.17	$ 7	$234.38	$ 7	$ 463.55	$ 14	$473.96	$14

Series B	387.50	12	387.50	12	775.00	24	775.00	24

Series C	244.44	2	250.00	2	494.44	4	505.56	4

Series D	244.44	13	250.00	14	494.44	27	505.56	28

Series E	1,044.44	18	—	—	2,022.22	35	—	—

Series F	1,044.44	5	—	—	2,022.22	10	—	—

Series I	371.88	13	—	—	809.87	28	—	—
Total		$70		$35		$142		$70

Accumulated Other Comprehensive Income/(Loss)

The tables below present accumulated other comprehensive income/(loss) by type.

	As of June 2013
in millions	Currency translation adjustments, net of tax	Pension and postretirement liability adjustments, net of tax	Available-for-sale securities adjustments, net of tax		Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(314)	$(206)	$ 327		$(193)

Other comprehensive loss	(56)	(7)	(327)		(390)
Balance, end of period	$(370)	$(213)	$ —		$(583)

	As of December 2012
in millions	Currency translation adjustments, net of tax	Pension and postretirement liability adjustments, net of tax	Available-for-sale securities adjustments, net of tax		Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(225)	$(374)	$ 83		$(516)

Other comprehensive income/(loss)	(89)	168	244		323
Balance, end of year	$(314)	$(206)	$ 327	[1]	$(193)

1.

As of December 2012, substantially all consists of net unrealized gains on securities held by the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013. See Note 12 for further information about this sale.

Goldman Sachs June 2013 Form 10-Q	89

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

Group Inc.

Federal Reserve Board regulations require bank holding companies to maintain a minimum Tier 1 capital ratio of 4% and a minimum total capital ratio of 8%. The required minimum Tier 1 capital ratio and total capital ratio in order to be considered a “well-capitalized” bank holding company under the Federal Reserve Board guidelines are 6% and 10%, respectively. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending on their particular condition, risk profile and growth plans. The minimum Tier 1 leverage ratio is 3% for bank holding companies that have received the highest supervisory rating under Federal Reserve Board guidelines or that have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum Tier 1 leverage ratio of 4%. In January 2014, this minimum will be raised to 4% for all bank holding companies.

The table below presents information regarding Group Inc.’s regulatory capital ratios under Basel 1, as implemented by the Federal Reserve Board. The information as of June 2013 reflects the revised market risk regulatory capital requirements, which became effective on January 1, 2013. The information as of December 2012 is prior to the implementation of these revised market risk regulatory capital requirements.

	As of
$ in millions	June 2013	December 2012
Tier 1 capital	$ 71,141	$ 66,977

Tier 2 capital	$ 13,339	$ 13,429

Total capital	$ 84,480	$ 80,406

Risk-weighted assets	$457,461	$399,928

Tier 1 capital ratio	15.6%	16.7%

Total capital ratio	18.5%	20.1%

Tier 1 leverage ratio	7.6%	7.3%

Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets (which includes adjustments for goodwill and intangible assets, and the carrying value of equity investments in non-financial companies that are subject to deductions from Tier 1 capital).

90	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In July 2013, the Federal Reserve Board implemented new capital rules (Basel 3) which are largely based on the guidelines issued by the Basel Committee in December 2010 and address other aspects of the Dodd-Frank Act. The revised market risk regulatory capital requirements referenced above are also a significant part of these rules and will ultimately be reflected in the firm’s Basel 3 capital ratios. Changes to the market risk regulatory capital requirements introduced a new methodology for determining RWAs for market risk and are designed to implement the new market risk framework of the Basel Committee, as well as the prohibition on the use of external credit ratings, as required by the Dodd-Frank Act.

RWAs under the Federal Reserve Board’s existing risk-based capital requirements are calculated based on measures of credit risk and market risk. Credit risk for on-balance sheet assets is based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional amount of each trade. All such assets and exposures are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or a qualifying securities firm or other entity (or if collateral is held, depending on the nature of the collateral).

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

Regulatory Reform

Over the past several years, the Basel Committee has made substantial revisions to its capital guidelines. The U.S. federal bank regulatory agencies (Agencies) have modified their regulatory capital requirements to incorporate many of these revisions, and they have indicated their intent to make further changes in the future to incorporate other revisions.

Certain aspects of the Basel 3 rules referenced above only apply to “advanced approach” banking institutions, such as Group Inc. While the firm is still evaluating the details of these rules, as compared to the Agencies’ current rules, the primary changes that impact it include:

•	revisions to the definition of Tier 1 capital, including new deductions, such as deductions for investments in nonconsolidated financial institutions;

•	higher minimum Tier 1 capital and Total Capital ratios;

•	a new minimum ratio of Tier 1 common equity to RWAs;

•	a higher minimum Tier 1 leverage ratio;

•	a new minimum supplementary Tier 1 leverage ratio of 3%;

•	new capital conservation and counter-cyclical capital buffers;

•

revisions to the methodology for computing RWAs, particularly related to credit risk capital requirements for derivatives (including measures to add capital requirements to capture mark-to-market losses associated with a deterioration in the creditworthiness of a counterparty, assuming longer margining periods, and incorporating stressed exposures); and

•	the introduction of a “floor” requirement, whereby the firm’s capital ratios will be the lower of those computed using the “standardized approach” and those computed using the “advanced approach.”

Goldman Sachs June 2013 Form 10-Q	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The primary difference between the standardized approach and the advanced approach is that the standardized approach utilizes prescribed calculations and does not contemplate the use of internal models to compute exposure for credit risk on derivatives and securities financing transactions, whereas the advanced approach permits the use of such models, subject to supervisory approval. In addition, risk weights under the standardized approach depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity), rather than on assessments of each counterparty’s creditworthiness.

Although some aspects of the revisions will be implemented over a transition period that lasts several years, many of these changes will become effective on January 1, 2014. Some of these changes are subject to supervisory approval, which includes the completion of a parallel run period under the advanced approach. The supplementary leverage ratio will be effective beginning January 1, 2018 but is required to be disclosed beginning January 1, 2015.

With respect to the parallel run, the firm is currently working to implement the requirements set out in the Federal Reserve Board’s “Risk-Based Capital Standards: Advanced Capital Adequacy Framework — Basel 2” (Basel 2), enhanced by the Basel 3 rules described above, to the extent that they are applicable to Group Inc. as a bank holding company and as an advanced approach banking institution. The firm will implement Basel 2 and Basel 3 once approved to do so by regulators following the completion of a parallel run period.

In July 2013, the Agencies also issued proposals for the minimum supplementary leverage ratio requirement for the largest U.S. banks, including Group Inc., to be increased from the required minimum of 3% to 5% (comprised of a minimum requirement of 3% plus a 2% buffer). If these proposals are enacted as proposed, this higher minimum requirement would be effective beginning January 1, 2018.

In addition, in June 2013, the Basel Committee released a consultative paper which proposed further changes to the supplementary Basel 3 leverage ratio. The impact of these developments on the firm will not be known until the rules are finalized by the Agencies.

The Basel 3 rules require that junior subordinated debt issued to trusts be phased out of regulatory capital. This junior subordinated debt issued to trusts will first be phased out of Tier 1 capital but will be eligible as Tier 2 capital for an interim period through December 31, 2015, after which it will be phased out of Tier 2 capital through December 31, 2021. The firm has already begun the phase-out from Tier 1 capital of its junior subordinated debt issued to trusts in the calculation of both its Basel 1 and Basel 3 capital ratios.

The Basel Committee and the Financial Stability Board (established at the direction of the leaders of the Group of 20) have also recently issued several consultation papers which propose further changes to capital regulations. If these proposals are adopted by the Agencies, they could impact the firm’s future regulatory capital requirements. However, the impact of such developments on the firm will not be known until the rules are finalized.

In July 2013, the Basel Committee updated its methodology for assessing the global systemic importance of banking institutions and determining the range of additional Tier 1 common equity that should be maintained by those deemed to be globally systemically important. The required amount of additional Tier 1 common equity for these institutions will initially range from 1% to 2.5% and could be higher in the future for a banking institution that increases its systemic footprint (e.g., by increasing total assets). In November 2012, the Financial Stability Board indicated that the firm, based on its 2011 financial data, would be required to hold an additional 1.5% of Tier 1 common equity as a globally systemically important banking institution. The final determination of the amount of additional Tier 1 common equity that the firm will be required to hold will initially be based on the firm’s 2013 financial data and the manner and timing of the U.S. banking regulators’ implementation of the Basel Committee’s methodology. The Basel Committee indicated that globally systemically important banking institutions will be required to meet the capital surcharges on a phased-in basis from 2016 through 2019.

92	Goldman Sachs June 2013 Form 10-Q

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

The interaction among the Dodd-Frank Act, other reform initiatives announced by the Agencies, the Basel Committee’s proposed and announced changes and other proposed or announced changes from other governmental entities and regulators (including the European Union (EU) and the U.K.’s Financial Services Authority (FSA) which was replaced by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) on April 1, 2013) adds further uncertainty to the firm’s future capital and liquidity requirements and those of the firm’s subsidiaries. The EU has recently finalized legislation which implements the guidelines issued by the Basel Committee in December 2010 and it is expected to be in force for the EU on January 1, 2014.

Bank Subsidiaries

GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital requirements currently applicable to state member banks, which are based on Basel 1 reflecting the revised market risk regulatory capital requirements as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. Under the regulatory framework for prompt corrective action that is applicable to GS Bank USA, in order to be considered a “well-capitalized” depository institution, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. GS Bank USA has agreed with the Federal Reserve Board to maintain minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. As noted in the table below, GS Bank USA was in compliance with these minimum capital requirements as of June 2013 and December 2012.

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel 1, as implemented by the Federal Reserve Board. The information as of June 2013 reflects the revised market risk regulatory capital requirements, which became effective on January 1, 2013. These changes resulted in increased regulatory capital requirements for market risk. The information as of December 2012 is prior to the implementation of these revised market risk regulatory capital requirements.

	As of
$ in millions	June 2013	December 2012
Tier 1 capital [1]	$ 19,510	$ 20,704

Tier 2 capital	$ 64	$ 39

Total capital	$ 19,574	$ 20,743

Risk-weighted assets	$126,905	$109,669

Tier 1 capital ratio	15.4%	18.9%

Total capital ratio	15.4%	18.9%

Tier 1 leverage ratio	17.2%	17.6%

1.	The decrease from December 2012 to June 2013 is related to GS Bank USA’s $2.00 billion dividend to Group Inc. in the first quarter of 2013.

Goldman Sachs June 2013 Form 10-Q	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The capital requirements for GS Bank USA are impacted by the Federal Reserve Board’s Basel 3 rules outlined above, including the requirements of a floor to the advanced risk-based capital ratios. These rules also change the regulatory framework for prompt corrective action that is applicable to GS Bank USA by, among other things, introducing a common equity Tier 1 ratio requirement, increasing the minimum Tier 1 capital ratio requirement and introducing a supplementary leverage ratio as a component of the prompt corrective action framework. The new minimum requirements to be considered “well-capitalized” under the prompt corrective action framework are as follows: Tier 1 common ratio greater than or equal to 6.5%; Tier 1 capital ratio greater than or equal to 8%; Total capital ratio greater than or equal to 10%; and a leverage ratio greater than or equal to 5%. The Basel 3 rules also require a minimum supplementary leverage ratio greater than or equal to 3% (which may be increased to 6% for insured depository institutions that are subsidiaries of bank holding companies to be considered “well-capitalized,” if the proposals issued by the Agencies outlined above are enacted as proposed).

GS Bank USA is also currently working to implement the Basel 2 framework enhanced by the Basel 3 rules described above, as implemented by the Federal Reserve Board. GS Bank USA will implement Basel 2 and Basel 3 once approved to do so by regulators following the completion of a parallel run period. GS Bank USA will also be impacted by aspects of the Dodd-Frank Act, including new stress tests.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution held at the Federal Reserve Bank was approximately $50.27 billion and $58.67 billion as of June 2013 and December 2012, respectively, which exceeded required reserve amounts by $50.18 billion and $58.59 billion as of June 2013 and December 2012, respectively.

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

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the PRA and the FCA and is subject to minimum capital requirements. As of June 2013 and December 2012, GSIB was in compliance with all regulatory capital requirements.

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

As of June 2013 and December 2012, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $13.99 billion and $14.12 billion, respectively, which exceeded the amount required by $11.97 billion and $12.42 billion, respectively. As of June 2013 and December 2012, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.95 billion and $2.02 billion, respectively, which exceeded the amount required by $1.82 billion and $1.92 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of June 2013 and December 2012, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

94	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Non-U.S. Regulated Subsidiaries

The firm’s principal non-U.S. regulated subsidiaries include GSI and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s regulated Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. The firm’s European insurance subsidiary is subject to insurance regulation and oversight by the PRA and the FCA. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 2013 and December 2012, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of June 2013 and December 2012, Group Inc. was required to maintain approximately $30.31 billion and $31.01 billion, respectively, of minimum equity capital in these regulated subsidiaries. This minimum equity capital requirement includes certain restrictions imposed by federal and state laws as to the payment of dividends to Group Inc. by its regulated subsidiaries. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

Goldman Sachs June 2013 Form 10-Q	95

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2013	2012	2013	2012
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$1,861	$ 927	$4,049	$3,001
Denominator for basic EPS — weighted average number of common shares	473.2	501.5	477.5	506.1

Effect of dilutive securities:
RSUs	7.2	11.2	6.7	10.2

Stock options and warrants	23.1	7.6	22.4	8.4
Dilutive potential common shares	30.3	18.8	29.1	18.6
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	503.5	520.3	506.6	524.7
Basic EPS	$ 3.92	$ 1.83	$ 8.45	$ 5.90

Diluted EPS	3.70	1.78	7.99	5.72

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 and $0.02 for the three months ended June 2013 and June 2012, respectively, and $0.03 for both the six months ended June 2013 and June 2012.

The diluted EPS computations in the table above do not include the following:

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	6.1	52.6	6.1	52.6

96	Goldman Sachs June 2013 Form 10-Q

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

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Fees earned from affiliated funds	$682	$751	$ 1,382	$ 1,345

			As of
in millions			June 2013	December 2012
Fees receivable from funds			$ 670	$ 704

Aggregate carrying value of interests in funds			13,857	14,725

As of June 2013 and December 2012, the firm had outstanding loans and guarantees to certain of its funds of $68 million and $582 million, respectively, which are collateralized by certain fund assets. These amounts relate primarily to certain real estate funds for which the firm voluntarily provided financial support to alleviate liquidity constraints during the financial crisis and to enable them to fund certain investment opportunities. As of June 2013 and December 2012, the firm had no outstanding commitments to extend credit to these funds.

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

Goldman Sachs June 2013 Form 10-Q	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest income is recorded on an accrual basis based on contractual interest rates. The table below presents the sources of interest income and interest expense.

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Interest income
Deposits with banks	$ 50	$ 35	$ 98	$ 73

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	14	39	(10)	25

Financial instruments owned, at fair value	2,192	2,568	4,430	5,010

Other interest [2]	407	413	753	780
Total interest income	2,663	3,055	5,271	5,888
Interest expense
Deposits	101	95	194	186

Securities loaned and securities sold under agreements to repurchase	146	216	310	427

Financial instruments sold, but not yet purchased, at fair value	599	664	1,110	1,189

Short-term borrowings [3]	115	152	221	320

Long-term borrowings [3]	972	891	1,882	1,900

Other interest [4]	(96)	(53)	(197)	(205)
Total interest expense	1,837	1,965	3,520	3,817
Net interest income	$ 826	$1,090	$1,751	$2,071

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

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

98	Goldman Sachs June 2013 Form 10-Q

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of June 2013
U.S. Federal [1]	2005

New York State and City [2]	2004

United Kingdom	2007

Japan	2010

Hong Kong	2006

Korea	2010

1.

IRS examination of fiscal 2008 through calendar 2010 began in 2011. IRS examination of fiscal 2005, 2006 and 2007 began in 2008. The firm anticipates that the audits of fiscal 2005 through calendar 2010 will be completed in 2013. The audit of 2011 began in 2013 and the audit of 2012 is expected to begin in 2013.

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

Goldman Sachs June 2013 Form 10-Q	99

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

		For the Three Months Ended or as of June		For the Six Months Ended or as of June
in millions		2013	2012	2013	2012
Investment Banking	Net revenues	$ 1,552	$ 1,203	$ 3,120	$ 2,357

	Operating expenses	1,025	881	2,089	1,752
	Pre-tax earnings	$ 527	$ 322	$ 1,031	$ 605
	Segment assets	$ 1,862	$ 2,135	$ 1,862	$ 2,135
Institutional Client Services	Net revenues [1]	$ 4,313	$ 3,889	$ 9,452	$ 9,598

	Operating expenses	3,120	2,991	6,686	6,929
	Pre-tax earnings	$ 1,193	$ 898	$ 2,766	$ 2,669
	Segment assets	$825,091	$842,689	$825,091	$842,689
Investing & Lending	Net revenues	$ 1,415	$ 203	$ 3,483	$ 2,114

	Operating expenses	705	256	1,701	1,214
	Pre-tax earnings/(loss)	$ 710	$ (53)	$ 1,782	$ 900
	Segment assets	$ 99,293	$ 90,784	$ 99,293	$ 90,784
Investment Management	Net revenues	$ 1,332	$ 1,332	$ 2,647	$ 2,507

	Operating expenses	1,110	1,081	2,200	2,070
	Pre-tax earnings	$ 222	$ 251	$ 447	$ 437
	Segment assets	$ 12,210	$ 13,030	$ 12,210	$ 13,030
Total	Net revenues	$ 8,612	$ 6,627	$ 18,702	$ 16,576

	Operating expenses	5,967	5,212	12,684	11,980
	Pre-tax earnings	$ 2,645	$ 1,415	$ 6,018	$ 4,596
	Total assets	$938,456	$948,638	$938,456	$948,638

1.

Includes $(3) million and $22 million for the three months ended June 2013 and June 2012, respectively, and $37 million and $51 million for the six months ended June 2013 and June 2012, respectively, of realized gains/(losses) on available-for-sale securities held in the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013.

Total operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•

real estate-related exit costs of $7 million and $3 million for the three months ended June 2013 and June 2012, respectively, and $8 million and $3 million for the six months ended June 2013 and June 2012, respectively. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the condensed consolidated statements of earnings; and

•	charitable contributions of $12 million for the six months ended June 2012.

Operating expenses related to net provisions for litigation and regulatory proceedings, previously not allocated to the firm’s segments, have now been allocated. This allocation is consistent with the manner in which management currently views the performance of the firm’s segments. Reclassifications have been made to previously reported segment amounts to conform to the current presentation.

100	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the amounts of net interest income or interest expense included in net revenues, and the amounts of depreciation and amortization expense included in pre-tax earnings.

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Investment Banking	$ —	$ (3)	$ —	$ (9)

Institutional Client Services	785	1,015	1,694	1,986

Investing & Lending	13	34	—	7

Investment Management	28	44	57	87
Total net interest income	$826	$1,090	$1,751	$2,071

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Investment Banking	$ 38	$ 39	$ 71	$ 81

Institutional Client Services	129	205	281	371

Investing & Lending	58	104	133	287

Investment Management	40	61	81	103
Total depreciation and amortization [1]	$266	$ 409	$ 568	$ 842

1.	Includes real estate-related exit costs of $1 million and $2 million for the three and six months ended June 2013, respectively, that have not been allocated to the firm’s segments.

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

•	Investing & Lending: Investing: location of the investment; Lending: location of the client.

•	Investment Management: location of the sales team.

Goldman Sachs June 2013 Form 10-Q	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the total net revenues and pre-tax earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings (excluding Corporate) for each geographic region.

	Three Months Ended June				Six Months Ended June
$ in millions	2013		2012		2013		2012
Net revenues
Americas [1]	$4,883	57%	$3,906	59%	$10,888	58%	$ 9,693	59%

EMEA [2]	2,162	25	1,792	27	4,583	25	4,500	27

Asia [3]	1,567	18	929	14	3,231	17	2,383	14
Total net revenues	$8,612	100%	$6,627	100%	$18,702	100%	$16,576	100%
Pre-tax earnings/(loss)
Americas [1]	$1,350	51%	$ 762	54%	$ 3,201	53%	$ 2,430	52%

EMEA [2]	729	27	494	35	1,636	27	1,556	34

Asia [3]	573	22	162	11	1,189	20	625	14
Subtotal	2,652	100%	1,418	100%	6,026	100%	4,611	100%

Corporate [4]	(7)		(3)		(8)		(15)
Total pre-tax earnings	$2,645		$1,415		$ 6,018		$ 4,596

1.	Substantially all relates to the U.S.

2.	EMEA (Europe, Middle East and Africa).

3.	Asia also includes Australia and New Zealand.

4.

Consists of real estate-related exit costs of $7 million and $3 million for the three months ended June 2013 and June 2012, respectively, and $8 million and $3 million for the six months ended June 2013 and June 2012, respectively; and charitable contributions of $12 million for the six months ended June 2012. Net provisions for litigation and regulatory proceedings, previously included in Corporate, have now been allocated to the geographic regions. Reclassifications have been made to previously reported geographic region amounts to conform to the current presentation.

102	Goldman Sachs June 2013 Form 10-Q

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of
$ in millions	June 2013	December 2012
U.S. government and federal agency obligations [1]	$105,473	$114,418

% of total assets	11.2%	12.2%

Non-U.S. government and agency obligations [1]	$ 61,220	$ 62,252

% of total assets	6.5%	6.6%

1.	Substantially all included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

As of June 2013 and December 2012, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
in millions	June 2013	December 2012
U.S. government and federal agency obligations	$91,392	$73,477

Non-U.S. government and agency obligations [1]	89,413	64,724

1.	Principally consisting of securities issued by the governments of Germany and France.

Goldman Sachs June 2013 Form 10-Q	103

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2013 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $3.5 billion in excess of the aggregate reserves for such matters.

Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of money damages, unless management can otherwise determine an appropriate amount, (ii) the matters are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues presented. However, in these cases, management does not believe, based on currently available information, that the outcomes of such matters will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period.

IPO Process Matters. As previously disclosed, GS&Co. was named as a defendant in an action by an official committee of unsecured creditors on behalf of eToys, Inc., which was settled, subject to bankruptcy court approval, on June 24, 2013. The firm has reserved the full amount of the proposed settlement.

Fannie Mae Litigation. GS&Co. was added as a defendant in an amended complaint filed on August 14, 2006 in a purported class action pending in the U.S. District Court for the District of Columbia. The complaint asserts violations of the federal securities laws generally arising from allegations concerning Fannie Mae’s accounting practices in connection with certain Fannie Mae-sponsored REMIC transactions that were allegedly arranged by GS&Co. The complaint does not specify a dollar amount of damages. The other defendants include Fannie Mae, certain of its past and present officers and directors, and accountants. By a decision dated May 8, 2007, the district court granted GS&Co.’s motion to dismiss the claim against it and the remaining parties agreed to a settlement in April 2013, subject to court approval, which would resolve the action in its entirety and would not involve any contribution by GS&Co.

104	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Compensation-Related Litigation. Group Inc., its directors and certain senior executives are the defendants in an action filed on March 24, 2009 in New York Supreme Court, New York County, alleging violation of Delaware statutory and common law in connection with the firm’s valuation of stock options granted to certain directors and senior executives relating to 2005 to 2008 compensation. On April 18, 2012, it was determined that the plaintiff lacked standing to continue to prosecute the action. Another purported shareholder filed an amended complaint on June 19, 2013.

Mortgage-Related Matters. Beginning April 26, 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market, the firm’s conflict of interest management, and the SEC investigation that led to GS&Co. entering into a consent agreement with the SEC, settling all claims made against GS&Co. by the SEC in connection with the ABACUS 2007-AC1 CDO offering (ABACUS 2007-AC1 transaction), pursuant to which GS&Co. paid $550 million of disgorgement and civil penalties. The consolidated amended complaint filed on July 25, 2011, which name as defendants Group Inc. and certain officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages. On June 21, 2012, the district court dismissed the claims based on Group Inc.’s not disclosing that it had received a “Wells” notice from the staff of the SEC related to the ABACUS 2007-AC1 transaction, but permitted the plaintiffs’ other claims to proceed.

On February 1, 2013, a putative shareholder derivative action was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain of its officers and directors in connection with mortgage-related activities during 2006 and 2007, including three CDO offerings. The derivative complaint, which is based on similar allegations to those at issue in the consolidated class action discussed above and purported shareholder derivative actions that were previously dismissed, includes allegations of breach of fiduciary duty, challenges the accuracy and adequacy of Group Inc.’s disclosure and seeks, among other things, declaratory relief, unspecified compensatory and punitive damages and restitution from the individual defendants and certain corporate governance reforms. On May 20, 2013, the defendants moved to dismiss the action.

In June 2012, the Board received a demand from a shareholder that the Board investigate and take action relating to the firm’s mortgage-related activities and to stock sales by certain directors and executives of the firm. On February 15, 2013, this shareholder filed a putative shareholder derivative action in New York Supreme Court, New York County, against Group Inc. and certain current or former directors and employees, based on these activities and stock sales. The derivative complaint includes allegations of breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste, and seeks, among other things, unspecified monetary damages, disgorgement of profits and certain corporate governance and disclosure reforms. On May 28, 2013, Group Inc. informed the shareholder that the Board completed its investigation and determined to refuse the demand. On June 20, 2013, the shareholder made a books and records demand requesting materials relating to the Board’s determination. The parties have agreed to stay proceedings in the putative derivative action pending resolution of the books and records demand.

Since April 23, 2010, the Board has received other letters from shareholders demanding that the Board take action to address alleged misconduct by GS&Co., the Board and certain officers and employees of Group Inc. and its affiliates. These demands, which the Board has refused, generally alleged misconduct in connection with the firm’s securitization practices, including the ABACUS 2007-AC1 transaction, the alleged failure by Group Inc. to adequately disclose the SEC investigation, and Group Inc.’s 2009 compensation practices.

In addition, the Board has received other books and records demands from several shareholders for materials relating to, among other subjects, the firm’s mortgage servicing and foreclosure activities, participation in federal programs providing assistance to financial institutions and homeowners, loan sales to Fannie Mae and Freddie Mac, mortgage-related activities and conflicts management.

Goldman Sachs June 2013 Form 10-Q	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS&Co., Goldman Sachs Mortgage Company (GSMC) and GS Mortgage Securities Corp. (GSMSC) and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissionary damages. By a decision dated September 6, 2012, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiff’s claims with respect to 10 of the 17 offerings included in plaintiff’s original complaint but vacated the dismissal and remanded the case to the district court with instructions to reinstate the plaintiff’s claims with respect to the other seven offerings. On March 18, 2013, the U.S. Supreme Court denied the defendants’ petition for certiorari from the Second Circuit decision. On October 31, 2012, the plaintiff served a fourth amended complaint relating to those seven offerings, plus seven additional offerings. On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to one of the offerings included in the initial plaintiff’s complaint. The district court twice granted defendants’ motions to dismiss this separate action, both times with leave to replead. That separate plaintiff has filed an amended complaint and has moved to further amend this complaint to add claims with respect to two additional offerings included in the initial plaintiff’s complaint; defendants have moved to dismiss and opposed the amendment. The securitization trusts issued, and GS&Co. underwrote, approximately $11 billion principal amount of certificates to all purchasers in the fourteen offerings at issue in the complaints.

On September 30, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in $821 million of notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). The amended complaint asserts federal securities law and common law claims, and seeks unspecified compensatory, punitive and other damages. The defendants’ motion to dismiss was granted as to plaintiff’s claim of market manipulation and denied as to the remainder of plaintiff’s claims by a decision dated March 21, 2012. On May 21, 2012, the defendants counterclaimed for breach of contract and fraud. On December 17, 2012, the plaintiff moved for class certification.

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including Aozora Bank, Ltd., Bank Hapoalim B.M., Basis Yield Alpha Fund (Master), Bayerische Landesbank, the Charles Schwab Corporation, CIFG Assurance of North America, Inc., Deutsche Zentral-Genossenschaftbank, the FDIC (as receiver for Guaranty Bank), the Federal Home Loan Banks of Boston, Chicago, Indianapolis and Seattle, the FHFA (as conservator for Fannie Mae and Freddie Mac), HSH Nordbank, IKB Deutsche Industriebank AG, Landesbank Baden-Württemberg, Joel I. Sher (Chapter 11 Trustee) on behalf of TMST, Inc. (TMST), f/k/a Thornburg Mortgage, Inc. and certain TMST affiliates, John Hancock and related parties, Massachusetts Mutual Life Insurance Company, MoneyGram Payment Systems, Inc., National Australia Bank, the National Credit Union Administration, Phoenix Light SF Limited and related parties, Prudential Insurance Company of America and related parties, Royal Park Investments SA/NV, Sealink Funding Limited, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company, Watertown Savings Bank, and The Western and Southern Life Insurance Co.) have filed complaints or summonses with notice in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

106	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A number of other entities (including American International Group, Inc. (AIG), Deutsche Bank National Trust Company, John Hancock and related parties, Norges Bank Investment Management, Selective Insurance Company and U.S. Bank) have threatened to assert claims of various types against the firm in connection with various mortgage-related transactions, and the firm has entered into agreements with a number of these entities to toll the relevant statute of limitations.

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active and threatened cases described in the preceding two paragraphs where those plaintiffs are seeking rescission of such securities was approximately $23.7 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

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

The firm has also received, and continues to receive, requests for information and/or subpoenas from federal, state and local regulators and law enforcement authorities, relating to the mortgage-related securitization process, subprime mortgages, CDOs, synthetic mortgage-related products, particular transactions involving these products, and servicing and foreclosure activities, and is cooperating with these regulators and other authorities, including in some cases agreeing to the tolling of the relevant statute of limitations. See also “Regulatory Investigations and Reviews and Related Litigation” below.

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

Goldman Sachs June 2013 Form 10-Q	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Private Equity-Sponsored Acquisitions Litigation. Group Inc. is among numerous private equity firms and investment banks named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. As amended, the complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the U.S. Sherman Antitrust Act and common law. The complaint seeks, among other things, treble damages in an unspecified amount. On March 13, 2013, the court granted in part and denied in part defendants’ motions for summary judgment, rejecting plaintiffs’ theory of overarching collusion, but permitting plaintiffs’ claims to proceed based on narrower theories. On June 20, 2013, the court denied Group Inc.’s motion for reconsideration of the court’s summary judgment denial as to an additional claim, and, in an order dated July 16, 2013, the court denied Group Inc.’s renewed motion for summary judgment as to the other surviving claims.

RALI Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a putative securities class action initially filed in September 2008 in New York Supreme Court, and subsequently removed to the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various offerings of mortgage-backed pass-through certificates violated the disclosure requirements of the federal securities laws. In addition to the underwriters, the defendants include Residential Capital, LLC (ResCap), Residential Accredit Loans, Inc. (RALI), Residential Funding Corporation (RFC), Residential Funding Securities Corporation (RFSC), and certain of their officers and directors. On March 31, 2010, the defendants’ motion to dismiss was granted in part and denied in part by the district court, resulting in dismissal on the basis of standing of all claims relating to offerings in which no plaintiff purchased securities. In June and July 2010, the lead plaintiff and five additional investors moved to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). On April 28, 2011, the court granted defendants’ motion to dismiss as to certain of these claims (including those relating to one offering underwritten by GS&Co. based on a release in an unrelated settlement), but otherwise permitted the intervenor case to proceed. The district court has certified a class in connection with the pre-intervention offerings which includes only initial purchasers who bought the securities directly from the underwriters or their agents no later than ten trading days after the offering date (rather than just on the offering date). On March 26, 2013, the U.S. Court of Appeals for the Second Circuit denied the defendants’ petition seeking leave to appeal the district court’s class certification orders. On April 30, 2013, the district court granted, in part, plaintiffs’ request to reinstate a number of the claims, including claims related to seven offerings underwritten by GS&Co., that were previously dismissed on March 31, 2010. On May 10, 2013, the plaintiffs filed an amended complaint incorporating both the reinstated and intervenor claims.

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

108	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employment-Related Matters. On September 15, 2010, a putative class action was filed in the U.S. District for the Southern District of New York by three female former employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. On July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike certain of plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature. On March 21, 2013, the U.S. Court of Appeals for the Second Circuit held that arbitration should be compelled with one of the named plaintiffs, who as a managing director was a party to an arbitration agreement with the firm.

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

On June 11, 2013, a court found in favor of Goldman Sachs on the remaining claims in a previously disclosed action brought by the former shareholders of Dragon Systems, Inc., and post-trial motions are in progress.

Credit Derivatives Antitrust Matters. The European Commission announced in April 2011 that it was initiating proceedings to investigate further numerous financial services companies, including Group Inc., in connection with the supply of data related to credit default swaps and in connection with profit sharing and fee arrangements for clearing of credit default swaps, including potential anti-competitive practices. On July 1, 2013, the European Commission issued to those financial services companies a Statement of Objections alleging that they colluded to limit competition in the trading of exchange-traded unfunded credit derivatives and exchange trading of credit default swaps more generally, and setting out its process for determining fines and other remedies. Group Inc.’s current understanding is that the proceedings related to profit sharing and fee arrangements for clearing of credit default swaps have been suspended indefinitely. The firm has received civil investigative demands from the U.S. Department of Justice (DOJ) for information on similar matters. Goldman Sachs is cooperating with the investigations and reviews.

GS&Co. and Group Inc. are among the numerous defendants in putative antitrust class actions relating to credit derivatives, filed beginning in May 2013 in the U.S. District Courts for the Northern District of Illinois and Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws by conspiring to forestall the development of alternatives to over-the-counter trading of credit derivatives and maintain inflated bid-ask spreads for credit derivatives trading. The complaints seek declaratory and injunctive relief as well as treble damages in an unspecified amount.

Goldman Sachs June 2013 Form 10-Q	109

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

Group Inc., GS&Co. and GSMC are among the numerous financial services firms named as defendants in a qui tam action originally filed by a relator on April 7, 2010 purportedly on behalf of the City of Chicago and State of Illinois in Cook County, Illinois Circuit Court asserting claims under the Illinois Whistleblower Reward and Protection Act and Chicago False Claims Act, based on allegations that, in connection with municipal finance transactions, defendants had falsely certified compliance with various Illinois laws, which were purportedly violated in connection with mortgage origination and servicing activities. The complaint, which was originally filed under seal, seeks treble damages and civil penalties. The relator filed a third amended complaint on May 28, 2013 and the defendants moved to dismiss on June 27, 2013. Discovery has been stayed pending a ruling on the motion to dismiss.

Beginning in February 2012, GS&Co. was named as respondent in four FINRA arbitrations filed, respectively, by the cities of Houston, Texas and Reno, Nevada, a California school district and a North Carolina municipal power authority, based on GS&Co.’s role as underwriter and broker-dealer of the claimants’ issuances of an aggregate of over $1.8 billion of auction rate securities from 2003 through 2007 (in the Houston arbitration, two other financial services firms were named as respondents, and in the North Carolina arbitration, one other financial services firm was named). Each claimant alleges that GS&Co. failed to disclose that it had a practice of placing cover bids on auctions, and failed to offer the claimant the option of a formulaic maximum rate (rather than a fixed maximum rate), and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market (at an estimated cost, in the case of Houston, of approximately $90 million). Houston and Reno also allege that GS&Co. advised them to enter into interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses (including, in the case of Reno, a swap termination obligation of over $8 million). The claimants assert claims for breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD, and seek unspecified damages. In federal court, GS&Co. has filed complaints and motions seeking to enjoin the Reno, California school district and North Carolina arbitrations pursuant to the exclusive forum selection clauses in the transaction documents. On November 26, 2012, GS&Co.’s motion to enjoin was denied with regard to the Reno arbitration, and GS&Co. appealed on March 11, 2013. On February 8, 2013, GS&Co.’s motion to enjoin was granted with regard to the California school district arbitration, and the California school district appealed on March 5, 2013. On April 26, 2013, GS&Co. moved to enjoin the North Carolina arbitration, and the North Carolina municipal power authority moved to dismiss or transfer GS&Co.’s complaint for lack of venue.

110	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commodities-Related Litigation. Group Inc. and its subsidiaries, GS Power Holdings LLC and Metro International Trade Services LLC, are among the defendants in a number of putative class actions filed beginning on August 1, 2013 in various federal district courts. The complaints generally allege violation of federal antitrust laws and other federal and state laws in connection with the management of aluminum storage facilities. The complaints seek declaratory, injunctive and other equitable relief as well as unspecified monetary damages, including treble damages.

Regulatory Investigations and Reviews and Related Litigation. Group Inc. and certain of its affiliates are subject to a number of other investigations and reviews by, and in some cases have received subpoenas and requests for documents and information from, various governmental and regulatory bodies and self-regulatory organizations and litigation relating to various matters relating to the firm’s businesses and operations, including:

•	the 2008 financial crisis;

•	the public offering process;

•	the firm’s investment management services;

•	conflicts of interest;

•	research practices, including research independence and interactions between research analysts and other firm personnel, including investment banking personnel;
•

transactions involving municipal securities, including wall-cross procedures and conflict of interest disclosure with respect to state and municipal clients, the trading and structuring of municipal derivative instruments in connection with municipal offerings, political contribution rules, underwriting of Build America Bonds, municipal advisory services and the possible impact of credit default swap transactions on municipal issuers;

•

the sales, trading and clearance of corporate and government securities and other financial products and related activities, including compliance with the SEC’s short sale rule, algorithmic and quantitative trading, futures trading, transaction reporting, securities lending practices, trading and clearance of credit derivative instruments, commodities trading and metals storage, private placement practices, trading activities and communications in connection with the establishment of benchmark rates and compliance with the U.S. Foreign Corrupt Practices Act; and

•

insider trading, the potential misuse of material nonpublic information regarding private company and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

Goldman Sachs is cooperating with all such regulatory investigations and reviews.

Goldman Sachs June 2013 Form 10-Q	111

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2013, the related condensed consolidated statements of earnings for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2013, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

August 7, 2013

112	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of consolidated average balances and interest rates.

	Three Months Ended June
	2013			2012
in millions, except rates	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 55,660	$ 50	0.36%	$ 49,094	$ 35	0.29%

U.S.	52,974	44	0.33	45,400	30	0.27

Non-U.S.	2,686	6	0.90	3,694	5	0.54

Securities borrowed, securities purchased under agreements to resell and federal funds sold	335,625	14	0.02	347,586	39	0.05

U.S.	194,606	(87)	(0.18)	196,637	(112)	(0.23)

Non-U.S.	141,019	101	0.29	150,949	151	0.40

Financial instruments owned, at fair value [1,2]	311,235	2,192	2.82	304,927	2,568	3.39

U.S.	189,885	1,376	2.91	187,548	1,727	3.70

Non-U.S.	121,350	816	2.70	117,379	841	2.88

Other interest-earning assets [3]	143,508	407	1.14	135,156	413	1.23

U.S.	88,524	209	0.95	88,840	250	1.13

Non-U.S.	54,984	198	1.44	46,316	163	1.42
Total interest-earning assets	846,028	2,663	1.26	836,763	3,055	1.47

Cash and due from banks	6,256			7,047

Other non-interest-earning assets [2]	110,235			107,761
Total assets	$962,519			$951,571
Liabilities
Interest-bearing deposits	$ 69,995	$ 101	0.58%	$ 54,114	$ 95	0.71%

U.S.	60,602	92	0.61	46,355	85	0.74

Non-U.S.	9,393	9	0.38	7,759	10	0.52

Securities loaned and securities sold under agreements to repurchase	179,746	146	0.33	178,800	216	0.49

U.S.	111,950	62	0.22	119,099	96	0.32

Non-U.S.	67,796	84	0.50	59,701	120	0.81

Financial instruments sold, but not yet purchased, at fair value [1,2]	105,431	599	2.28	99,141	664	2.69

U.S.	42,579	187	1.76	42,496	192	1.82

Non-U.S.	62,852	412	2.63	56,645	472	3.35

Short-term borrowings [4]	61,975	115	0.74	72,235	152	0.85

U.S.	42,480	107	1.01	48,896	126	1.04

Non-U.S.	19,495	8	0.16	23,339	26	0.45

Long-term borrowings [4]	174,515	972	2.23	175,216	891	2.05

U.S.	168,335	946	2.25	168,704	854	2.04

Non-U.S.	6,180	26	1.69	6,512	37	2.29

Other interest-bearing liabilities [5]	205,393	(96)	(0.19)	212,260	(53)	(0.10)

U.S.	145,248	(245)	(0.68)	154,596	(238)	(0.62)

Non-U.S.	60,145	149	0.99	57,664	185	1.29
Total interest-bearing liabilities	797,055	1,837	0.92	791,766	1,965	1.00

Non-interest-bearing deposits	609			250

Other non-interest-bearing liabilities [2]	87,226			87,918
Total liabilities	884,890			879,934

Shareholders’ equity
Preferred stock	6,950			3,538

Common stock	70,679			68,099
Total shareholders’ equity	77,629			71,637

Total liabilities and shareholders’ equity	$962,519			$951,571
Interest rate spread			0.34%			0.47%

Net interest income and net yield on interest-earning assets		$ 826	0.39		$1,090	0.52

U.S.		393	0.30		780	0.61

Non-U.S.		433	0.54		310	0.39

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [6]
Assets			37.83%			38.04%

Liabilities			28.34			26.73

Goldman Sachs June 2013 Form 10-Q	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Six Months Ended June
	2013			2012
in millions, except rates	Average balance	Interest	Average Rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 59,834	$ 98	0.33%	$ 48,562	$ 73	0.30%

U.S.	56,947	87	0.31	44,670	59	0.27

Non-U.S.	2,887	11	0.77	3,892	14	0.72

Securities borrowed, securities purchased under agreements to resell and federal funds sold	326,008	(10)	(0.01)	348,230	25	0.01

U.S.	187,308	(172)	(0.19)	198,562	(224)	(0.23)

Non-U.S.	138,700	162	0.24	149,668	249	0.33

Financial instruments owned, at fair value [1,2]	313,653	4,430	2.85	299,592	5,010	3.36

U.S.	191,768	2,886	3.03	184,462	3,317	3.62

Non-U.S.	121,885	1,544	2.55	115,130	1,693	2.96

Other interest-earning assets [3]	139,198	753	1.09	134,431	780	1.17

U.S.	85,409	448	1.06	88,224	486	1.11

Non-U.S.	53,789	305	1.14	46,207	294	1.28
Total interest-earning assets	838,693	5,271	1.27	830,815	5,888	1.43

Cash and due from banks	6,165			6,909

Other non-interest-earning assets [2]	117,355			108,992
Total assets	$962,213			$946,716
Liabilities
Interest-bearing deposits	$ 69,556	$ 194	0.56%	$ 51,105	$ 186	0.73%

U.S.	61,152	180	0.59	43,463	166	0.77

Non-U.S.	8,404	14	0.34	7,642	20	0.53

Securities loaned and securities sold under agreements to repurchase	183,423	310	0.34	177,457	427	0.48

U.S.	117,124	142	0.24	120,095	180	0.30

Non-U.S.	66,299	168	0.51	57,362	247	0.87

Financial instruments sold, but not yet purchased, at fair value [1,2]	100,461	1,110	2.23	95,364	1,189	2.51

U.S.	39,803	354	1.79	41,394	354	1.72

Non-U.S.	60,658	756	2.51	53,970	835	3.11

Short-term borrowings [4]	62,484	221	0.71	73,802	320	0.87

U.S.	42,767	204	0.96	49,394	263	1.07

Non-U.S.	19,717	17	0.17	24,408	57	0.47

Long-term borrowings [4]	175,886	1,882	2.16	178,728	1,900	2.14

U.S.	169,493	1,827	2.17	171,855	1,801	2.11

Non-U.S.	6,393	55	1.73	6,873	99	2.90

Other interest-bearing liabilities [5]	201,393	(197)	(0.20)	208,213	(205)	(0.20)

U.S.	143,251	(466)	(0.66)	152,666	(489)	(0.64)

Non-U.S.	58,142	269	0.93	55,547	284	1.03
Total interest-bearing liabilities	793,203	3,520	0.89	784,669	3,817	0.98

Non-interest-bearing deposits	680			217

Other non-interest-bearing liabilities [2]	91,174			90,660
Total liabilities	885,057			875,546

Shareholders’ equity
Preferred stock	6,629			3,350

Common stock	70,527			67,820
Total shareholders’ equity	77,156			71,170

Total liabilities and shareholders’ equity	$962,213			$946,716
Interest rate spread			0.38%			0.45%

Net interest income and net yield on interest-earning assets		$1,751	0.42		$2,071	0.50

U.S.		1,008	0.39		1,363	0.53

Non-U.S.		743	0.47		708	0.45

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [6]
Assets			37.83%			37.90%

Liabilities			27.69			26.23

114	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Interest rates include the effects of interest rate swaps accounted for as hedges.

5.	Primarily consists of certain payables to customers and counterparties.

6.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

Ratios

The table below presents selected financial ratios.

	Three Months Ended June		Six Months Ended June
	2013	2012	2013	2012
Annualized net earnings to average assets	0.8%	0.4%	0.9%	0.6%

Annualized return on average common shareholders’ equity [1]	10.5	5.4	11.5	8.8

Annualized return on average total shareholders’ equity [2]	9.9	5.4	10.9	8.6

Total average equity to average assets	8.1	7.5	8.0	7.5

Dividend payout ratio [3]	13.5	25.8	12.5	14.2

1.	Based on annualized net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on annualized net earnings divided by average monthly total shareholders’ equity.

3.	Dividends declared per common share as a percentage of diluted earnings per common share.

Goldman Sachs June 2013 Form 10-Q	115

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

116	Goldman Sachs June 2013 Form 10-Q

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

References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. All references to June 2013 and June 2012 refer to our periods ended, or the dates, as the context requires, June 30, 2013 and June 30, 2012, respectively. All references to March 2013 and December 2012 refer to the dates March 31, 2013 and December 31, 2012, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended June 2013 versus June 2012. The firm generated net earnings of $1.93 billion and diluted earnings per common share of $3.70 for the second quarter of 2013, compared with $962 million and $1.78 per common share, respectively, for the second quarter of 2012. Annualized return on average common shareholders’ equity (ROE) 1 was 10.5% for the second quarter of 2013, compared with 5.4% for the second quarter of 2012.

Book value per common share was $151.21 and tangible book value per common share 2 was $141.62 as of June 2013, both approximately 2% higher compared with the end of the first quarter of 2013. Our Tier 1 capital ratio was 15.6% and our Tier 1 common ratio 3 was 13.5% as of June 2013, up from 14.4% and 12.7%, respectively, as of the end of the first quarter of 2013 (in each case under Basel 1 and reflecting the revised market risk regulatory capital requirements which became effective on January 1, 2013). During the quarter, the firm repurchased 10.5 million shares of its common stock for a total cost of $1.60 billion.

The firm generated net revenues of $8.61 billion for the second quarter of 2013, compared with $6.63 billion for the second quarter of 2012. These results reflected significantly higher net revenues in both Investing & Lending and Investment Banking, as well as higher net revenues in Institutional Client Services compared with the second quarter of 2012. Net revenues in Investment Management were unchanged compared with the second quarter of 2012.

An overview of net revenues for each of our business segments is provided below.

Investment Banking

Net revenues in Investment Banking increased significantly compared with the second quarter of 2012, due to significantly higher net revenues in our Underwriting business. This increase primarily reflected significantly higher net revenues in debt underwriting, due to leveraged finance activity, and in equity underwriting, primarily reflecting an increase in industry-wide activity. Net revenues in Financial Advisory were slightly higher than the second quarter of 2012.

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

Goldman Sachs June 2013 Form 10-Q	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Institutional Client Services

Net revenues in Institutional Client Services increased compared with the second quarter of 2012, reflecting higher net revenues in both Fixed Income, Currency and Commodities Client Execution and Equities.

The increase in Fixed Income, Currency and Commodities Client Execution compared with the second quarter of 2012 reflected significantly higher net revenues in currencies, credit products and commodities. These increases were partially offset by significantly lower net revenues in mortgages and lower net revenues in interest rate products. Although Fixed Income, Currency and Commodities Client Execution operated in a generally favorable environment during the first half of the quarter, market conditions across products became more challenging during the latter part of the quarter, as interest rates and market volatility increased.

Net revenues in Equities were 9% higher than the second quarter of 2012. Excluding net revenues from our Americas reinsurance business 1, net revenues in Equities were 23% higher compared with the same period last year, reflecting significantly higher net revenues in equities client execution, which reflected significantly higher net revenues in derivatives and cash products. Commissions and fees were higher, primarily in Asia, due to an increase in activity and higher market values. Securities services net revenues were lower compared with the second quarter of 2012. Excluding the decline attributable to the sale of our hedge fund administration business in 2012, securities services net revenues were essentially unchanged. During the quarter, Equities operated in an environment generally characterized by higher volatility levels, particularly in Asia.

The net gain attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $59 million ($32 million and $27 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the second quarter of 2013, compared with a net gain of $6 million for the second quarter of 2012.

Investing & Lending

Net revenues in Investing & Lending were $1.42 billion for the second quarter of 2013, compared with $203 million for the second quarter of 2012. Results for the second quarter of 2013 included net gains of $462 million from investments in equities, primarily in private equities, net gains and net interest income of $658 million from debt securities and loans, and other net revenues of $295 million related to our consolidated investments. During the quarter, we sold our remaining investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC).

Investment Management

Net revenues in Investment Management were unchanged compared with the second quarter of 2012. Net revenues in the second quarter of 2013 included higher management and other fees, primarily due to higher average assets under supervision, and higher transaction revenues compared with the second quarter of 2012. These increases were offset by lower incentive fees. During the quarter, long-term assets under supervision decreased $4 billion, reflecting market depreciation of $11 billion, primarily in fixed income assets, partially offset by net inflows of $7 billion. Net inflows primarily included inflows in fixed income assets 2, partially offset by outflows in alternative investment assets. Liquidity products decreased $9 billion during the quarter. Total assets under supervision decreased $13 billion during the quarter to $955 billion.

Six Months Ended June 2013 versus June 2012. The firm generated net earnings of $4.19 billion and diluted earnings per common share of $7.99 for the first half of 2013, compared with $3.07 billion and $5.72 per common share, respectively, for the first half of 2012. Annualized ROE 3 was 11.5% for the first half of 2013, compared with 8.8% for the first half of 2012.

The firm generated net revenues of $18.70 billion for the first half of 2013, compared with $16.58 billion for the first half of 2012. These results reflected significantly higher net revenues in both Investing & Lending and Investment Banking, as well as higher net revenues in Investment Management compared with the first half of 2012. Net revenues in Institutional Client Services were slightly lower compared with the first half of 2012.

1.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $84 million and $259 million for the three months ended June 2013 and June 2012, respectively. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about this sale.

2.

Fixed income flows for the three months ended June 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013. These assets were previously excluded from assets under supervision as they were assets of a consolidated subsidiary.

3.	See “Results of Operations — Financial Overview” below for further information about our calculation of annualized ROE.

118	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

An overview of net revenues for each of our business segments is provided below.

Investment Banking

Net revenues in Investment Banking increased significantly compared with the first half of 2012, due to significantly higher net revenues in our Underwriting business. This increase reflected significantly higher net revenues in debt underwriting, principally due to leveraged finance activity, and in equity underwriting, primarily reflecting an increase in industry-wide activity. Net revenues in Financial Advisory were essentially unchanged compared with the first half of 2012.

Institutional Client Services

Net revenues in Institutional Client Services decreased slightly compared with the first half of 2012, reflecting slightly lower net revenues in Equities.

Net revenues in Fixed Income, Currency and Commodities Client Execution were essentially unchanged compared with the first half of 2012. These results included significantly lower net revenues in interest rate products and lower net revenues in mortgages compared with the first half of 2012. In addition, net revenues in commodities were slightly lower compared with the first half of 2012. Net revenues in currencies were higher compared with the first half of 2012, and net revenues in credit products were slightly higher. Although Fixed Income, Currency and Commodities Client Execution operated in a generally favorable environment during certain periods in the first half of 2013, macroeconomic concerns, particularly towards the latter parts of both the first and second quarters of 2013, led to challenging market conditions across products.

Net revenues in Equities were 4% lower than the first half of 2012. Excluding net revenues from our Americas reinsurance business 1, net revenues in Equities were essentially unchanged compared with the same period last year. These results reflected lower net revenues in securities services, primarily attributable to the sale of our hedge fund administration business in 2012, offset by slightly higher net revenues in equities client execution, reflecting significantly higher net revenues in cash products. Commissions and fees were essentially unchanged compared with the first half of

2012. During the first half of 2013, Equities operated in an environment generally characterized by an increase in global equity prices and lower volatility levels, although volatility levels in Asia were higher.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $18 million ($10 million and $8 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first half of 2013, compared with a net loss of $218 million ($129 million and $89 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first half of 2012.

Investing & Lending

Net revenues in Investing & Lending were $3.48 billion for the first half of 2013, compared with $2.11 billion for the first half of 2012. Results for the first half of 2013 included net gains of $1.59 billion from investments in equities, primarily in private equities, net gains and net interest income of $1.22 billion from debt securities and loans, and other net revenues of $670 million related to our consolidated investments.

Investment Management

Net revenues in Investment Management increased compared with the first half of 2012, reflecting higher management and other fees, primarily due to higher average assets under supervision. During the first half of 2013, long-term assets under supervision increased $13 billion, primarily reflecting net inflows of $12 billion. Net inflows included inflows in fixed income 2 and equity assets, partially offset by outflows in alternative investment assets. Liquidity products decreased $23 billion during the first half of 2013. Total assets under supervision decreased $10 billion during the first half of 2013 to $955 billion.

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

1.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $317 million and $470 million for the six months ended June 2013 and June 2012, respectively. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about this sale.

2.

Fixed income flows for the six months ended June 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013. These assets were previously excluded from assets under supervision as they were assets of a consolidated subsidiary.

Goldman Sachs June 2013 Form 10-Q	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

Global economic conditions improved during the second quarter of 2013, as real gross domestic product (GDP) appeared to increase in most major economies. Although real GDP appeared to increase in the Euro area in the aggregate, it appeared to decline in some European economies due to continued concerns about European sovereign debt risk and ongoing fiscal retrenchment. As the quarter progressed, positive U.S. economic data began to moderate economic concerns and contributed to generally tighter credit spreads, higher global equity prices and improved client activity levels. However, market conditions became more challenging during the latter part of the quarter, as interest rates and market volatility increased, and global equity prices declined, in part driven by concerns about the U.S. Federal Reserve potentially tapering its bond-buying program earlier than anticipated. In investment banking, industry-wide completed mergers and acquisitions activity declined compared with the first quarter of 2013. Industry-wide equity underwriting activity was consistent with the first quarter of 2013, although initial public offerings activity improved. In addition, industry-wide debt underwriting activity, particularly in leveraged finance, continued at a robust pace.

United States

In the United States, real GDP growth accelerated during the quarter, reflecting an upturn in fixed investment and a smaller decline in government spending, partially offset by a deceleration in consumer spending and a negative contribution from net exports. Measures of consumer confidence rose significantly during the quarter. Housing market activity continued to improve as sales increased and housing starts remained at high levels. Unemployment levels declined, although the rate of unemployment remained elevated. Measures of inflation remained subdued. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% and continued its program to purchase U.S. Treasury securities and mortgage-backed securities, but signaled that a reduction of asset purchases at some point during the second half of 2013 is likely if the economic recovery continues and inflation expectations remain moderate. The 10-year U.S. Treasury note yield ended the quarter at 2.52%, 65 basis points higher than at the end of the first quarter of 2013. In equity markets, the NASDAQ Composite Index, the S&P 500 Index, and the Dow Jones Industrial Average increased by 4%, 2% and 2%, respectively, compared with the end of the first quarter of 2013.

Europe

In the Euro area, real GDP appeared to increase slightly during the quarter, following six consecutive quarters of decline. While consumer spending continued to decline, government spending increased slightly. Exports also increased and imports continued to decline. Measures of inflation were slightly lower compared with the first quarter of 2013, and unemployment levels continued to increase. The European Central Bank decreased its main refinancing operations rate by 25 basis points to 0.50% and the Euro appreciated by 2% against the U.S. dollar. In the United Kingdom, real GDP growth accelerated during the quarter. The Bank of England maintained its official bank rate at 0.50% and the British pound ended the quarter unchanged against the U.S. dollar. Long-term government bond yields generally increased during the quarter. In equity markets, the DAX Index increased by 2% and the CAC 40 Index was essentially unchanged compared with the end of the first quarter of 2013, while the FTSE 100 Index and the Euro Stoxx 50 Index decreased by 3% and 1%, respectively.

Asia

In Japan, real GDP growth appeared to moderate during the quarter, reflecting declines in both consumer and government spending growth, although both private and public investment growth increased. The Bank of Japan, under new leadership, introduced a new program of “quantitative and qualitative monetary easing,” which included a significant increase in the size and mandate of its asset purchases, as well as a commitment to a more targeted communication strategy. The Bank of Japan also changed the main operating target for money market operations from the uncollateralized overnight call rate to the monetary base, which is set to increase annually by approximately 60-70 trillion yen. The yield on 10-year Japanese government bonds increased. The Japanese yen depreciated against the U.S. dollar by 5% and the Nikkei 225 Index increased by 10% compared with the end of the first quarter of 2013. In China, real GDP growth increased slightly during the quarter, but remained weak on the back of tightening financial conditions, less supportive monetary and fiscal policies, and weaker exports. Measures of inflation remained moderate. The People’s Bank of China left its reserve requirement ratio unchanged and the Chinese yuan appreciated slightly against the U.S. dollar. In equity markets, the Shanghai Composite Index was down 12%, while the Hang Seng Index decreased 7% compared with the end of the first quarter of 2013. In India, economic growth appeared to increase slightly during the quarter, although growth is still at the lower end of the historical range. The rate of wholesale inflation declined during the quarter. The Indian rupee depreciated against the U.S. dollar, and the BSE Sensex Index increased by 3% compared with the end of the first quarter of 2013.

120	Goldman Sachs June 2013 Form 10-Q

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

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure certain financial assets and financial liabilities as a portfolio (i.e., based on its net exposure to market and/or credit risks). In determining fair value, the hierarchy under U.S. generally accepted accounting principles (U.S. GAAP) gives (i) the highest priority to unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities (level 1 inputs), (ii) the next priority to inputs other than level 1 inputs that are observable, either directly or indirectly (level 2 inputs), and (iii) the lowest priority to inputs that cannot be observed in market activity (level 3 inputs). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

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

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of June 2013, March 2013 and December 2012, level 3 assets represented 4.6%, 4.8% and 5.0%, respectively, of our total assets. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

•	determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument;

•

determining model inputs based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations; and

•	determining appropriate valuation adjustments, including those related to illiquidity or counterparty credit quality.

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

Goldman Sachs June 2013 Form 10-Q	121

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

122	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Level 3 Financial Assets at Fair Value. The table below presents financial assets measured at fair value and the amount of such assets that are classified within level 3 of the fair value hierarchy.

Total level 3 financial assets were $42.82 billion, $46.02 billion and $47.10 billion as of June 2013, March 2013 and December 2012, respectively.

See Notes 5 through 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about changes in level 3 financial assets and fair value measurements.

	As of June 2013		As of March 2013		As of December 2012
in millions	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 5,126	$ —	$ 5,705	$ —	$ 6,057	$ —

U.S. government and federal agency obligations	83,935	—	96,930	—	93,241	—

Non-U.S. government and agency obligations	58,837	90	57,657	47	62,250	26

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,424	2,969	6,909	3,164	9,805	3,389

Loans and securities backed by residential real estate	8,789	1,738	7,570	1,683	8,216	1,619

Bank loans and bridge loans	20,451	9,997	22,467	11,688	22,407	11,235

Corporate debt securities	15,893	2,492	20,442	2,442	20,981	2,821

State and municipal obligations	1,654	322	2,219	334	2,477	619

Other debt obligations	3,242	876	2,481	855	2,251	1,185

Equities and convertible debentures	78,806	15,417	89,278	15,224	96,454	14,855

Commodities	5,151	—	7,695	—	11,696	—
Total cash instruments	288,308	33,901	319,353	35,437	335,835	35,749

Derivatives	67,853	7,595	68,040	9,284	71,176	9,920
Financial instruments owned, at fair value	356,161	41,496	387,393	44,721	407,011	45,669

Securities segregated for regulatory and other purposes	32,570	—	22,676	—	30,484	—

Securities purchased under agreements to resell	153,289	101	158,283	104	141,331	278

Securities borrowed	61,409	—	54,879	—	38,395	—

Receivables from customers and counterparties	5,902	165	7,154	633	7,866	641

Other assets [1,2]	9,473	1,062	13,448	565	13,426	507
Total	$618,804	$42,824	$643,833	$46,023	$638,513	$47,095

1.

June 2013 consists of assets classified as held for sale related to the firm’s European insurance business, primarily consisting of corporate debt securities, non-U.S. government and agency obligations, secured loans, derivatives and insurance contracts. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about assets held for sale.

2.

March 2013 and December 2012 consists of assets classified as held for sale related to our Americas reinsurance business, in which a majority stake was sold in April 2013, primarily consisting of securities accounted for as available-for-sale and insurance separate account assets. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about the sale of our Americas reinsurance business.

Goldman Sachs June 2013 Form 10-Q	123

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

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated lives or based on economic usage. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable.

An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the total of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. See Notes 12 and 13 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for the carrying value and estimated remaining lives of our identifiable intangible assets by major asset class and impairments of our identifiable intangible assets.

A prolonged period of market weakness could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including weaker business performance resulting in a decrease in our customer base and decreases in revenues from commodity-related customer contracts and relationships. Management judgment is required to evaluate whether indications of potential impairment have occurred, and to test intangibles for impairment if required.

Recent Accounting Developments

See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information about Recent Accounting Developments.

124	Goldman Sachs June 2013 Form 10-Q

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

Goldman Sachs June 2013 Form 10-Q	125

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

Financial Overview

The table below presents an overview of our financial results.

	Three Months Ended June		Six Months Ended June
$ in millions, except per share amounts	2013	2012	2013	2012
Net revenues	$ 8,612	$ 6,627	$18,702	$16,576

Pre-tax earnings	2,645	1,415	6,018	4,596

Net earnings	1,931	962	4,191	3,071

Net earnings applicable to common shareholders	1,861	927	4,049	3,001

Diluted earnings per common share	3.70	1.78	7.99	5.72

Annualized return on average common shareholders’ equity [1]	10.5%	5.4%	11.5%	8.8%

1.

Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Total shareholders’ equity	$ 77,629	$ 71,637	$ 77,156	$ 71,170

Preferred stock	(6,950)	(3,538)	(6,629)	(3,350)
Common shareholders’ equity	$ 70,679	$ 68,099	$ 70,527	$ 67,820

126	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues

Three Months Ended June 2013 versus June 2012. Net revenues on the condensed consolidated statements of earnings were $8.61 billion for the second quarter of 2013, 30% higher than the second quarter of 2012, reflecting significantly higher other principal transactions revenues, market-making revenues and investment banking revenues, as well as higher commissions and fees. These increases were partially offset by significantly lower net interest income. Investment management revenues were essentially unchanged compared with the second quarter of 2012.

Six Months Ended June 2013 versus June 2012. Net revenues on the condensed consolidated statements of earnings were $18.70 billion for the first half of 2013, 13% higher than the first half of 2012, reflecting significantly higher other principal transactions revenues and investment banking revenues, as well as higher investment management revenues. In addition, market-making revenues and commissions and fees were both slightly higher compared with the first half of 2012. These increases were partially offset by lower net interest income.

Non-interest Revenues

Investment banking

During the second quarter of 2013, investment banking revenues reflected an operating environment generally characterized by continued macroeconomic concerns, although there were positive developments in the U.S. economy. These concerns weighed on investment banking activity, as industry-wide completed mergers and acquisitions activity declined compared with the first quarter of 2013. In addition, industry-wide equity underwriting activity was consistent compared with the first quarter of 2013, although initial public offerings activity improved. Despite the macroeconomic concerns, industry-wide debt underwriting activity, particularly in leveraged finance, continued at a robust pace for most of the quarter. If macroeconomic concerns continue and result in lower levels of client activity, investment banking revenues would likely be negatively impacted.

Three Months Ended June 2013 versus June 2012. Investment banking revenues on the condensed consolidated statements of earnings were $1.55 billion for the second quarter of 2013, 29% higher than the second quarter of 2012, due to significantly higher revenues in our underwriting business. This increase primarily reflected significantly higher revenues in debt underwriting, due to leveraged finance activity, and in equity underwriting, primarily reflecting an increase in industry-wide activity. Revenues in financial advisory were slightly higher than the second quarter of 2012.

Six Months Ended June 2013 versus June 2012. Investment banking revenues on the condensed consolidated statements of earnings were $3.12 billion for the first half of 2013, 32% higher than the first half of 2012, due to significantly higher revenues in our underwriting business. This increase reflected significantly higher revenues in debt underwriting, principally due to leveraged finance activity, and in equity underwriting, primarily reflecting an increase in industry-wide activity. Revenues in financial advisory were essentially unchanged compared with the first half of 2012.

Investment management

During the second quarter of 2013, investment management revenues reflected an operating environment generally characterized by a decline in certain asset prices during the quarter, resulting in depreciation in the value of fixed income client assets. In addition, the mix of assets under supervision was essentially unchanged compared with the end of the first quarter of 2013. In the future, if asset prices were to continue to decline, or investors favor asset classes that typically generate lower fees or investors continue to withdraw their assets, investment management revenues would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

Goldman Sachs June 2013 Form 10-Q	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended June 2013 versus June 2012. Investment management revenues on the condensed consolidated statements of earnings were $1.27 billion for the second quarter of 2013, essentially unchanged compared with the second quarter of 2012. Revenues in the second quarter of 2013 included higher management and other fees, primarily due to higher average assets under supervision, and higher transaction revenues compared with the second quarter of 2012. These increases were offset by lower incentive fees, primarily related to the sale of our funds’ remaining interest in the ordinary shares of ICBC during the second quarter of 2012.

Six Months Ended June 2013 versus June 2012. Investment management revenues on the condensed consolidated statements of earnings were $2.52 billion for the first half of 2013, 6% higher than the first half of 2012, primarily reflecting higher management and other fees, primarily due to higher average assets under supervision.

Commissions and fees

During the second quarter of 2013, commissions and fees reflected an operating environment generally characterized by higher volatility levels, particularly in Asia. This contributed to an increase in client activity during the quarter. However, macroeconomic concerns contributed to mixed market activity compared with the first quarter of 2013, as average daily share volumes on major exchanges such as the JPX and NYSE increased, while volumes on the NASDAQ decreased. If macroeconomic concerns continue and result in lower market volumes, commissions and fees would likely be negatively impacted.

Three Months Ended June 2013 versus June 2012. Commissions and fees on the condensed consolidated statements of earnings were $873 million for the second quarter of 2013, 9% higher than the second quarter of 2012. This increase was primarily in Asia, due to an increase in activity and higher market values.

Six Months Ended June 2013 versus June 2012. Commissions and fees on the condensed consolidated statements of earnings were $1.70 billion for the first half of 2013, slightly higher than the first half of 2012.

Market making

“Market making” is comprised of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. Market-making activities are included in our Institutional Client Services segment.

During the second quarter of 2013, market-making revenues reflected an operating environment generally characterized by continued macroeconomic concerns, although there were positive developments in the U.S. economy. These concerns, particularly during the latter part of the quarter, led to more challenging market conditions across products, as interest rates and market volatility increased, and global equity prices declined. In addition, actions taken by central banks in Japan and the United States were key drivers of market sentiment. As a result, our clients’ risk appetite and activity levels fluctuated over the course of the quarter. If macroeconomic concerns continue over the long term, market-making revenues would likely continue to be negatively impacted.

Three Months Ended June 2013 versus June 2012. Market-making revenues on the condensed consolidated statements of earnings were $2.69 billion for the second quarter of 2013, 28% higher than the second quarter of 2012, reflecting significantly higher revenues in currencies, credit products and commodities, as well as higher revenues in equity products. The increase in equity products reflected significantly higher revenues in equity derivatives and equity cash products, partially offset by significantly lower revenues as a result of the sale of a majority stake in our Americas reinsurance business in April 2013. These increases were partially offset by significantly lower revenues in mortgages. Although market-making revenues reflected a generally favorable environment during the first half of the quarter, market conditions across products became more challenging during the latter part of the quarter, as interest rates and market volatility increased, and global equity prices declined.

128	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2013 versus June 2012. Market-making revenues on the condensed consolidated statements of earnings were $6.13 billion for the first half of 2013, slightly higher than the first half of 2012. Revenues in currencies were higher and revenues in interest rate products were significantly lower compared with the first half of 2012. In addition, revenues in equity products were lower compared with the first half of 2012, reflecting significantly lower revenues as a result of the sale of a majority stake in our Americas reinsurance business in April 2013, and the impact of the sale of our hedge fund administration business during 2012. This decrease was partially offset by significantly higher revenues in equity cash products. Although market-making revenues reflected a generally favorable environment during certain periods in the first half of 2013, macroeconomic concerns, particularly towards the latter parts of both the first and second quarters of 2013, led to challenging market conditions across products.

Other principal transactions

“Other principal transactions” is comprised of revenues (excluding net interest) from our investing activities and the origination of loans to provide financing to clients. In addition, “Other principal transactions” includes revenues related to our consolidated investments. Other principal transactions are included in our Investing & Lending segment.

During the second quarter of 2013, other principal transactions revenues reflected an operating environment generally characterized by company-specific events and strong corporate performance. However, continued concerns about the outlook for the global economy and uncertainty over financial regulatory reform continue to be meaningful considerations for the global marketplace. If equity markets decline or credit spreads widen, or if corporate performance weakens, other principal transactions revenues would likely be negatively impacted.

Three Months Ended June 2013 versus June 2012. Other principal transactions revenues on the condensed consolidated statements of earnings were $1.40 billion for the second quarter of 2013, compared with $169 million for the second quarter of 2012. Results for the second quarter of 2013 included net gains from investments in equities, primarily in private equities, driven by company-specific events and strong corporate performance. Net gains from debt securities and loans included net gains driven by company-specific events. In the second quarter of 2012, other principal transactions revenues included net losses from investments in equities, reflecting losses in public equities, partially offset by gains in private equities. In addition, other principal transactions revenues included net gains from debt securities and loans.

Six Months Ended June 2013 versus June 2012. Other principal transactions revenues on the condensed consolidated statements of earnings were $3.48 billion for the first half of 2013, compared with $2.11 billion for the first half of 2012. Results for the first half of 2013 included net gains from investments in equities, primarily in private equities, driven by company-specific events and strong corporate performance. Net gains from debt securities and loans included net gains driven by company-specific events. In the first half of 2012, other principal transactions revenues included net gains from investments in equities, reflecting gains in private equities, and net gains from debt securities and loans.

Net Interest Income

Three Months Ended June 2013 versus June 2012. Net interest income on the condensed consolidated statements of earnings was $826 million for the second quarter of 2013, 24% lower than the second quarter of 2012. The decrease compared with the second quarter of 2012 was due to lower average yields on financial instruments owned, at fair value.

Six Months Ended June 2013 versus June 2012. Net interest income on the condensed consolidated statements of earnings was $1.75 billion for the first half of 2013, 15% lower than the first half of 2012. The decrease compared with the first half of 2012 was due to lower average yields on financial instruments owned, at fair value, partially offset by lower interest expense related to collateralized financings.

Goldman Sachs June 2013 Form 10-Q	129

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

The table below presents our operating expenses and total staff.

	Three Months Ended June		Six Months Ended June
$ in millions	2013	2012	2013	2012
Compensation and benefits	$ 3,703	$ 2,915	$ 8,042	$ 7,293

Brokerage, clearing, exchange and distribution fees	613	544	1,174	1,111

Market development	140	129	281	246

Communications and technology	182	202	370	398

Depreciation and amortization	266	409	568	842

Occupancy	210	214	428	426

Professional fees	218	213	464	447

Insurance reserves [1]	49	121	176	278

Other expenses	586	465	1,181	939
Total non-compensation expenses	2,264	2,297	4,642	4,687
Total operating expenses	$ 5,967	$ 5,212	$12,684	$11,980
Total staff at period-end [2]	31,700	32,300

1.	Related revenues are included in “Market making” in the condensed consolidated statements of earnings.

2.	Includes employees, consultants and temporary staff.

Three Months Ended June 2013 versus June 2012. Operating expenses on the condensed consolidated statements of earnings were $5.97 billion for the second quarter of 2013, 14% higher than the second quarter of 2012. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $3.70 billion for the second quarter of 2013, 27% higher than the second quarter of 2012, reflecting a significant increase in net revenues. Total staff decreased 1% during the second quarter of 2013.

Non-compensation expenses on the condensed consolidated statements of earnings were $2.26 billion for the second quarter of 2013, essentially unchanged compared with the second quarter of 2012. Non-compensation expenses for the second quarter of 2013 included lower expenses as a result of the sale of a majority stake in our Americas reinsurance business and lower expenses related to consolidated investments compared with the second quarter of 2012. These decreases were partially offset by increased net provisions for litigation and regulatory proceedings and higher brokerage, clearing, exchange and distribution fees which principally reflected higher transaction volumes in Equities. The second quarter of 2013 included net provisions for litigation and regulatory proceedings of $149 million.

130	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2013 versus June 2012. Operating expenses on the condensed consolidated statements of earnings were $12.68 billion for the first half of 2013, 6% higher than the first half of 2012. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $8.04 billion for the first half of 2013, 10% higher than the first half of 2012, reflecting an increase in net revenues. The ratio of compensation and benefits to net revenues for the first half of 2013 was 43.0%, compared with 44.0% for the first half of 2012. Total staff decreased 2% during the first half of 2013.

Non-compensation expenses on the condensed consolidated statements of earnings were $4.64 billion for the first half of 2013, essentially unchanged compared with the first half of 2012. Non-compensation expenses for the first half of 2013 included lower impairment charges related to consolidated investments and lower expenses resulting from the sale of a majority stake in our Americas reinsurance business compared with the first half of 2012. These decreases were partially offset by increased net provisions for litigation and regulatory proceedings and higher brokerage, clearing, exchange and distribution fees which principally reflected higher transaction volumes in Equities. The first half of 2013 included net provisions for litigation and regulatory proceedings of $259 million.

Provision for Taxes

The effective income tax rate for the first half of 2013 was 30.4%, down from 33.0% for the first quarter of 2013 and down from 33.3% for 2012, primarily due to a determination that certain non-U.S. earnings will be permanently reinvested abroad, as well as changes in the earnings mix.

In July 2013, the United Kingdom government approved a budget proposal that will reduce the corporate income tax rate effective April 1, 2014. We do not expect this change to have a material impact on our financial condition, results of operations or cash flows for the remainder of 2013.

Goldman Sachs June 2013 Form 10-Q	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

		Three Months Ended June		Six Months Ended June
in millions		2013	2012	2013	2012
Investment Banking	Net revenues	$1,552	$1,203	$ 3,120	$ 2,357

	Operating expenses	1,025	881	2,089	1,752
	Pre-tax earnings	$ 527	$ 322	$ 1,031	$ 605
Institutional Client Services	Net revenues	$4,313	$3,889	$ 9,452	$ 9,598

	Operating expenses	3,120	2,991	6,686	6,929
	Pre-tax earnings	$1,193	$ 898	$ 2,766	$ 2,669
Investing & Lending	Net revenues	$1,415	$ 203	$ 3,483	$ 2,114

	Operating expenses	705	256	1,701	1,214
	Pre-tax earnings/(loss)	$ 710	$ (53)	$ 1,782	$ 900
Investment Management	Net revenues	$1,332	$1,332	$ 2,647	$ 2,507

	Operating expenses	1,110	1,081	2,200	2,070
	Pre-tax earnings	$ 222	$ 251	$ 447	$ 437
Total	Net revenues	$8,612	$6,627	$18,702	$16,576

	Operating expenses	5,967	5,212	12,684	11,980
	Pre-tax earnings	$2,645	$1,415	$ 6,018	$ 4,596

Total operating expenses in the table above include the following expenses that have not been allocated to our segments:

•

real estate-related exit costs of $7 million and $3 million for the three months ended June 2013 and June 2012, respectively, and $8 million and $3 million for the six months ended June 2013 and June 2012, respectively. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the condensed consolidated statements of earnings; and

•	charitable contributions of $12 million for the six months ended June 2012.

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

132	Goldman Sachs June 2013 Form 10-Q

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Financial Advisory	$ 486	$ 469	$ 970	$ 958

Equity underwriting	371	239	761	494

Debt underwriting	695	495	1,389	905
Total Underwriting	1,066	734	2,150	1,399
Total net revenues	1,552	1,203	3,120	2,357

Operating expenses	1,025	881	2,089	1,752
Pre-tax earnings	$ 527	$ 322	$1,031	$ 605

The table below presents our financial advisory and underwriting transaction volumes. 1

	Three Months Ended June		Six Months Ended June
in billions	2013	2012	2013	2012
Announced mergers and acquisitions	$ 115	$ 175	$ 253	$ 291

Completed mergers and acquisitions	145	168	361	249

Equity and equity-related offerings [2]	21	11	45	24

Debt offerings [3]	72	44	156	116

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

Three Months Ended June 2013 versus June 2012. Net revenues in Investment Banking were $1.55 billion for the second quarter of 2013, 29% higher than the second quarter of 2012.

Net revenues in Financial Advisory were $486 million, slightly higher than the second quarter of 2012. Net revenues in our Underwriting business were $1.07 billion, 45% higher than the second quarter of 2012. This increase primarily reflected significantly higher net revenues in debt underwriting, due to leveraged finance activity, and in equity underwriting, primarily reflecting an increase in industry-wide activity.

During the second quarter of 2013, Investment Banking operated in an environment generally characterized by continued macroeconomic concerns, although there were positive developments in the U.S. economy. These concerns weighed on investment banking activity, as industry-wide completed mergers and acquisitions activity declined compared with the first quarter of 2013. In addition, industry-wide equity underwriting activity was consistent compared with the first quarter of 2013, although initial public offerings activity improved. Despite the macroeconomic concerns, industry-wide debt underwriting activity, particularly in leveraged finance, continued at a robust pace for most of the quarter. If macroeconomic concerns continue and result in lower levels of client activity, net revenues in Investment Banking would likely be negatively impacted.

Our investment banking transaction backlog was essentially unchanged compared with the end of the first quarter of 2013, as an increase in potential debt underwriting transactions was offset by a slight decline in potential advisory transactions.

Goldman Sachs June 2013 Form 10-Q	133

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

Operating expenses were $1.03 billion for the second quarter of 2013, 16% higher than the second quarter of 2012, due to increased compensation and benefits expenses, resulting from higher net revenues. Pre-tax earnings were $527 million in the second quarter of 2013, 64% higher than the second quarter of 2012.

Six Months Ended June 2013 versus June 2012. Net revenues in Investment Banking were $3.12 billion for the first half of 2013, 32% higher than the first half of 2012.

Net revenues in Financial Advisory were $970 million, essentially unchanged compared with the first half of 2012. Net revenues in our Underwriting business were $2.15 billion, 54% higher than the first half of 2012. This increase reflected significantly higher net revenues in debt underwriting, principally due to leveraged finance activity, and in equity underwriting, primarily reflecting an increase in industry-wide activity.

During the first half of 2013, Investment Banking operated in an environment generally characterized by continued macroeconomic concerns, although there were positive developments in the U.S. economy. These concerns weighed on investment banking activity, as industry-wide announced mergers and acquisitions activity declined, while industry-wide completed mergers and acquisitions activity was consistent compared with the first half of 2012. Industry-wide debt underwriting activity was also consistent compared with the first half of 2012, although leveraged finance activity increased significantly. Industry-wide equity underwriting activity improved compared with the first half of 2012. If macroeconomic concerns continue and result in lower levels of client activity, net revenues in Investment Banking would likely be negatively impacted.

Our investment banking transaction backlog was essentially unchanged compared with the end of 2012, as a decrease in net revenues from potential advisory transactions was largely offset by an increase in potential debt underwriting transactions, primarily in leveraged finance transactions.

Operating expenses were $2.09 billion for the first half of 2013, 19% higher than the first half of 2012, due to increased compensation and benefits expenses, primarily resulting from higher net revenues. Pre-tax earnings were $1.03 billion in the first half of 2013, 70% higher than the first half of 2012.

134	Goldman Sachs June 2013 Form 10-Q

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Fixed Income, Currency and Commodities Client Execution	$2,463	$2,194	$5,680	$5,652

Equities client execution [1]	638	510	1,447	1,560

Commissions and fees	836	776	1,629	1,610

Securities services	376	409	696	776
Total Equities	1,850	1,695	3,772	3,946
Total net revenues	4,313	3,889	9,452	9,598

Operating expenses	3,120	2,991	6,686	6,929
Pre-tax earnings	$1,193	$ 898	$2,766	$2,669

1.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $84 million and $259 million for the three months ended June 2013 and June 2012, respectively, and $317 million and $470 million for the six months ended June 2013 and June 2012, respectively. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about this sale.

Goldman Sachs June 2013 Form 10-Q	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended June 2013 versus June 2012. Net revenues in Institutional Client Services were $4.31 billion for the second quarter of 2013, 11% higher than the second quarter of 2012.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $2.46 billion, 12% higher than the second quarter of 2012, reflecting significantly higher net revenues in currencies, credit products and commodities. The increase in currencies primarily reflected strong client activity levels during the second quarter of 2013, particularly in Asia, due to increased market volatility. Credit products increased, reflecting a less challenging environment compared with the second quarter of 2012. Commodities results were higher, reflecting a less challenging environment compared with the second quarter of 2012, primarily due to the impact of high volatility levels in precious metal products during the second quarter of 2013. These increases were partially offset by significantly lower net revenues in mortgages and lower net revenues in interest rate products. The decrease in mortgages reflected lower results in residential and commercial products. The decrease in interest rate products primarily reflected the impact of a more challenging environment during the latter part of the second quarter of 2013, as interest rates and market volatility increased.

Net revenues in Equities were $1.85 billion, 9% higher than the second quarter of 2012. Excluding net revenues from our Americas reinsurance business 1, net revenues in Equities were 23% higher compared with the same period last year, reflecting significantly higher net revenues in equities client execution, which reflected significantly higher net revenues in derivatives and cash products. Commissions and fees were higher, primarily in Asia, due to an increase in activity and higher market values. Securities services net revenues were lower compared with the second quarter of 2012. Excluding the decline attributable to the sale of our hedge fund administration business in 2012, securities services net revenues were essentially unchanged. During the quarter, Equities operated in an environment generally characterized by higher volatility levels, particularly in Asia.

The net gain attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $59 million ($32 million and $27 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the second quarter of 2013, compared with a net gain of $6 million for the second quarter of 2012.

During the second quarter of 2013, Institutional Client Services operated in an environment generally characterized by continued macroeconomic concerns, although there were positive developments in the U.S. economy. These concerns, particularly during the latter part of the quarter, led to more challenging market conditions across products, as interest rates and market volatility increased, and global equity prices declined. In addition, actions taken by central banks in Japan and the United States were key drivers of market sentiment. As a result, our clients’ risk appetite and activity levels fluctuated over the course of the quarter. If macroeconomic concerns continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $3.12 billion for the second quarter of 2013, 4% higher than the second quarter of 2012, due to increased compensation and benefits expenses, resulting from higher net revenues, increased net provisions for litigation and regulatory proceedings and higher brokerage, clearing, exchange and distribution fees, principally reflecting higher transaction volumes in Equities. These increases were partially offset by lower expenses as a result of the sale of a majority stake in our Americas reinsurance business in April 2013. Pre-tax earnings were $1.19 billion in the second quarter of 2013, 33% higher than the second quarter of 2012.

1.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $84 million and $259 million for the three months ended June 2013 and June 2012, respectively. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about this sale.

136	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2013 versus June 2012. Net revenues in Institutional Client Services were $9.45 billion for the first half of 2013, 2% lower than the first half of 2012.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $5.68 billion, essentially unchanged compared with the first half of 2012. These results included significantly lower net revenues in interest rate products and lower net revenues in mortgages compared with the first half of 2012. The decrease in interest rate products reflected lower activity levels compared with a strong first half of 2012, particularly during the first quarter of 2012. The decrease in mortgages was primarily due to lower results in residential products. In addition, net revenues in commodities were slightly lower compared with the first half of 2012. Net revenues in currencies were higher compared with the first half of 2012, and net revenues in credit products were slightly higher. The increase in currencies reflected strong client activity levels, particularly in Asia, due to increased market volatility, particularly during the second quarter of 2013.

Net revenues in Equities were $3.77 billion, 4% lower than the first half of 2012. Excluding net revenues from our Americas reinsurance business 1, net revenues in Equities were essentially unchanged compared with the same period last year. These results reflected lower net revenues in securities services, primarily attributable to the sale of our hedge fund administration business in 2012, offset by slightly higher net revenues in equities client execution, reflecting significantly higher net revenues in cash products. Commissions and fees were essentially unchanged compared with the first half of 2012. During the first half of 2013, Equities operated in an environment generally characterized by an increase in global equity prices and lower volatility levels, although volatility levels in Asia were higher.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $18 million ($10 million and $8 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first half of 2013, compared with a net loss of $218 million ($129 million and $89 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first half of 2012.

During the first half of 2013, Institutional Client Services operated in an environment generally characterized by positive developments in the U.S. economy which contributed to periods of generally favorable market conditions. However, macroeconomic concerns, particularly towards the latter parts of both the first and second quarters of 2013, led to challenging market conditions across products. As a result, our clients’ risk appetite and activity levels fluctuated during the first half of 2013. If macroeconomic concerns continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $6.69 billion for the first half of 2013, 4% lower than the first half of 2012, due to decreased compensation and benefits expenses and lower expenses as a result of the sale of a majority stake in our Americas reinsurance business in April 2013. These decreases were partially offset by increased net provisions for litigation and regulatory proceedings and higher brokerage, clearing, exchange and distribution fees, principally reflecting higher transaction volumes in Equities. Pre-tax earnings were $2.77 billion in the first half of 2013, 4% higher than the first half of 2012.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Equity securities	$ 462	$(306)	$1,589	$ 754

Debt securities and loans	658	222	1,224	807

Other	295	287	670	553
Total net revenues	1,415	203	3,483	2,114

Operating expenses	705	256	1,701	1,214
Pre-tax earnings/(loss)	$ 710	$ (53)	$1,782	$ 900

1.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $317 million and $470 million for the six months ended June 2013 and June 2012, respectively. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about this sale.

Goldman Sachs June 2013 Form 10-Q	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended June 2013 versus June 2012. Net revenues in Investing & Lending were $1.42 billion for the second quarter of 2013, compared with $203 million for the second quarter of 2012. Results for the second quarter of 2013 included net gains of $462 million from investments in equities, primarily in private equities, driven by company-specific events and strong corporate performance. Net gains and net interest income of $658 million from debt securities and loans included net gains driven by company-specific events. In addition, Investing & Lending included other net revenues of $295 million related to our consolidated investments. During the quarter, we sold our remaining investment in the ordinary shares of ICBC.

During the second quarter of 2012, Investing & Lending net revenues were negatively impacted by a decrease in global equity prices and generally wider credit spreads. These results included net losses of $306 million from investments in equities, reflecting losses in public equities, partially offset by gains in private equities. In addition, Investing & Lending net revenues included net interest income and net gains of $222 million from debt securities and loans, and other net revenues of $287 million related to our consolidated investments.

Operating expenses were $705 million for the second quarter of 2013, compared with operating expenses of $256 million in the second quarter of 2012. This increase was due to increased compensation and benefits expenses, resulting from higher net revenues, partially offset by lower impairment charges related to consolidated investments. Pre-tax earnings were $710 million in the second quarter of 2013, compared with a pre-tax loss of $53 million in the second quarter of 2012.

Six Months Ended June 2013 versus June 2012. Net revenues in Investing & Lending were $3.48 billion for the first half of 2013, compared with $2.11 billion for the first half of 2012. Results for the first half of 2013 included net gains of $1.59 billion from investments in equities, primarily in private equities, driven by company-specific events and strong corporate performance. Net gains and net interest income of $1.22 billion from debt securities and loans included net gains driven by company-specific events. In addition, Investing & Lending included other net revenues of $670 million related to our consolidated investments.

Results for the first half of 2012 included net gains of $754 million from investments in equities, reflecting gains in private equities. In addition, Investing & Lending net revenues included net gains and net interest income of

$807 million from debt securities and loans, primarily reflecting the impact of generally tighter credit spreads, particularly during the first quarter of 2012, and other net revenues of $553 million related to our consolidated investments.

Operating expenses were $1.70 billion for the first half of 2013, 40% higher than the first half of 2012, due to increased compensation and benefits expenses, resulting from higher net revenues, partially offset by lower impairment charges related to consolidated investments. Pre-tax earnings were $1.78 billion in the first half of 2013, compared with $900 million in the first half of 2012.

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

Assets under supervision include assets under management and other client assets. Assets under management include client assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds, credit funds and private equity funds (including real estate funds), and separately managed accounts for institutional and individual investors. Other client assets include client assets invested with third-party managers, private bank deposits and advisory relationships where we earn a fee for advisory and other services, but do not have investment discretion. Assets under supervision do not include the self-directed brokerage assets of our clients. Long-term assets under supervision represents assets under supervision excluding liquidity products. Liquidity products represents money markets and bank deposit assets.

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee we earned on our assets under supervision was 40 basis points for each of the three and six months ended June 2013 and June 2012.

138	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended June		Six Months Ended June
in millions	2013	2012	2013	2012
Management and other fees	$1,098	$1,019	$2,158	$2,022

Incentive fees	118	217	258	275

Transaction revenues	116	96	231	210
Total net revenues	1,332	1,332	2,647	2,507

Operating expenses	1,110	1,081	2,200	2,070
Pre-tax earnings	$ 222	$ 251	$ 447	$ 437

The tables below present our assets under supervision by asset class and by distribution channel, as well as a summary of the changes in our assets under supervision.

	As of
	June 30,		December 31,
in billions	2013	2012	2012	2011
Assets under management	$849	$836	$854	$828

Other client assets	106	80	111	67
Assets under supervision (AUS)	$955	$916	$965	$895
Asset Class
Alternative investments [1]	$143	$144	$151	$148

Equity	173	149	153	147

Fixed income	412	387	411	353
Long-term AUS	728	680	715	648
Liquidity products	227	236	250	247
Total AUS	$955	$916	$965	$895
Distribution Channel
Directly distributed:
Institutional	$341	$318	$343	$294

High-net-worth individuals	300	279	294	274

Third-party distributed:
Institutional, high-net-worth individuals and retail	314	319	328	327
Total AUS	$955	$916	$965	$895

1.	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

	Three Months Ended June 30,		Six Months Ended June 30,
in billions	2013	2012	2013	2012
Balance, beginning of period	$968	$900	$965	$895

Net inflows/(outflows)
Alternative investments	(4)	(1)	(9)	(4)

Equity	1	(2)	5	(8)

Fixed income	10 [1]	17 [2]	16	23
Long-term AUS net inflows/(outflows)	7	14	12	11

Liquidity products	(9)	7	(23)	(11)
Total AUS net inflows/ (outflows)	(2)	21	(11)	–

Net market appreciation/(depreciation)	(11)	(5)	1	21
Balance, end of period	$955	$916	$955	$916

1.

Fixed income flows for the three months ended June 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013. These assets were previously excluded from assets under supervision as they were assets of a consolidated subsidiary.

2.	Includes $34 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management Company LLC.

Three Months Ended June 2013 versus June 2012. Net revenues in Investment Management were $1.33 billion for the second quarter of 2013, unchanged compared with the second quarter of 2012. Net revenues in the second quarter of 2013 included higher management and other fees, primarily due to higher average assets under supervision, and higher transaction revenues compared with the second quarter of 2012. These increases were offset by lower incentive fees, primarily related to the sale of our funds’ remaining interest in the ordinary shares of ICBC during the second quarter of 2012. During the quarter, long-term assets under supervision decreased $4 billion, reflecting market depreciation of $11 billion, primarily in fixed income assets, partially offset by net inflows of $7 billion. Net inflows primarily included inflows in fixed income assets, partially offset by outflows in alternative investment assets. Fixed income flows for the three months ended June 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013. These assets were previously excluded from assets under supervision as they were assets of a consolidated subsidiary. Liquidity products decreased $9 billion during the quarter. Total assets under supervision decreased $13 billion during the quarter to $955 billion.

Goldman Sachs June 2013 Form 10-Q	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

During the second quarter of 2013, Investment Management operated in an environment generally characterized by a decline in certain asset prices during the quarter, resulting in depreciation in the value of fixed income client assets. In addition, the mix of assets under supervision was essentially unchanged compared with the end of the first quarter of 2013. In the future, if asset prices were to continue to decline, or investors favor asset classes that typically generate lower fees or investors continue to withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $1.11 billion for the second quarter of 2013, 3% higher than the second quarter of 2012, due to increased compensation and benefits expenses. Pre-tax earnings were $222 million in the second quarter of 2013, 12% lower than the second quarter of 2012.

Six Months Ended June 2013 versus June 2012. Net revenues in Investment Management were $2.65 billion for the first half of 2013, 6% higher than the first half of 2012, reflecting higher management and other fees, primarily due to higher average assets under supervision. During the first half of 2013, long-term assets under supervision increased $13 billion, primarily reflecting net inflows of $12 billion. Net inflows included inflows in fixed income and equity assets, partially offset by outflows in alternative investment assets. Fixed income flows for the six months ended June 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013. These assets were previously excluded from assets under supervision as they were assets of a consolidated subsidiary. Liquidity products decreased $23 billion during the first half of 2013. Total assets under supervision decreased $10 billion during the first half of 2013 to $955 billion.

During the first half of 2013, Investment Management operated in an environment generally characterized by improved asset prices during the first quarter of 2013, resulting in appreciation in the value of client assets, followed by a decline in certain asset prices during the second quarter of 2013, resulting in depreciation in the value of fixed income client assets. In addition, the mix of assets under supervision has shifted compared with the end of 2012 from liquidity product and alternative investment assets to equity assets. In the future, if asset prices were to continue to decline, or investors favor asset classes that typically generate lower fees or investors continue to withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $2.20 billion for the first half of 2013, 6% higher than the first half of 2012, due to increased compensation and benefits expenses. Pre-tax earnings were $447 million in the first half of 2013, 2% higher than the first half of 2012.

Geographic Data

See Note 25 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of our total net revenues and pre-tax earnings by geographic region.

140	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Regulatory Developments

The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, significantly altered the financial regulatory regime within which we operate. The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the rules that will be adopted by the Board of Governors of the Federal Reserve System (Federal Reserve Board), the Federal Deposit Insurance Corporation (FDIC), the SEC, the U.S. Commodity Futures Trading Commission (CFTC) and other agencies to implement the legislation, as well as the development of market practices and structures under the regime established by the legislation and the implementing rules. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide and these reforms may affect our businesses. We expect that the principal areas of impact from regulatory reform for us will be:

•

the Dodd-Frank prohibition on “proprietary trading” and the limitation on the sponsorship of, and investment in, hedge funds and private equity funds by banking entities, including bank holding companies, referred to as the “Volcker Rule;”

•	increased regulation of and restrictions on over-the-counter (OTC) derivatives markets and transactions; and

•	increased regulatory capital requirements.

In October 2011, the proposed rules to implement the Volcker Rule were issued and included an extensive request for comments on the proposal. The proposed rules are highly complex, and many aspects of the Volcker Rule remain unclear. The full impact of the rule on us will depend upon the detailed scope of the prohibitions, permitted activities, exceptions and exclusions, and will not be known until the rules are finalized and market practices and structures develop under the final rules. Currently, companies are expected to be required to be in compliance by July 2014 (subject to possible extensions).

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

The firm’s aggregate net revenues from its investments in hedge funds and private equity funds were not material to the firm’s aggregate total net revenues over the period from 1999 through the second quarter of 2013. We continue to manage our existing private equity funds, taking into account the transition periods under the Volcker Rule. With respect to our hedge funds, we currently plan to comply with the Volcker Rule by redeeming certain of our interests in the funds. Since March 2012, we have been redeeming up to approximately 10% of certain hedge funds’ total redeemable units per quarter, and expect to continue to do so through June 2014. Since March 2012, we have redeemed approximately $1.59 billion of these interests in hedge funds, including approximately $270 million and $530 million during the three and six months ended June 2013, respectively. In addition, we have limited the firm’s initial investment to 3% for certain new investments in hedge funds and private equity funds.

Goldman Sachs June 2013 Form 10-Q	141

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

In December 2011, the Federal Reserve Board proposed regulations designed to strengthen the regulation and supervision of large bank holding companies and systemically important nonbank financial institutions. These proposals address, among other things, risk-based capital and leverage requirements, liquidity requirements, overall risk management requirements, single counterparty limits and early remediation requirements that are designed to address financial weakness at an early stage. Although many of the proposals mirror initiatives to which bank holding companies are already subject, their full impact on the firm will not be known until the rules are finalized and market practices and structures develop under the final rules. In addition, in October 2012, the Federal Reserve Board issued final rules for stress testing requirements for certain bank holding companies, including the firm. See “Equity Capital” below for further information about our Comprehensive Capital Analysis and Review (CCAR).

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

142	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The CFTC is responsible for issuing rules relating to swaps, swap dealers and major swap participants, and the SEC is responsible for issuing rules relating to security-based swaps, security-based swap dealers and major security-based swap participants. Although the CFTC has not yet finalized its margin requirements or capital regulations, certain of the requirements, including registration of swap dealers and real-time public trade reporting, have taken effect already under CFTC rules, and the SEC and the CFTC have finalized the definitions of a number of key terms. The CFTC adopted final rules requiring the mandatory clearing of certain credit default swaps and interest rate swaps between dealers beginning in March 2013, which include a phase-in for covered transactions with non-dealer financial entities in June 2013 and end-users in September 2013. The CFTC has finalized a number of other implementing rules and laid out a series of implementation deadlines in 2013, covering rules for business conduct standards for swap dealers and clearing requirements.

The SEC has proposed rules to impose margin, capital and segregation requirements for security-based swap dealers and major security-based swap participants. The SEC has also proposed rules relating to registration of security-based swap dealers and major security-based swap participants, trade reporting and real-time reporting, and business conduct requirements for security-based swap dealers and major security-based swap participants, and has proposed rules and guidance on the cross-border regulation of security-based swaps.

We have registered certain subsidiaries as “swap dealers” under the CFTC rules, including Goldman, Sachs & Co. (GS&Co.), GS Bank USA, Goldman Sachs International (GSI) and J. Aron & Company. We expect that these entities, and our businesses more broadly, will be subject to significant and developing regulation and regulatory oversight in connection with swap-related activities. Similar regulations have been proposed or adopted in jurisdictions outside the United States and, in July 2012 and February 2013, the Basel Committee and the International Organization of Securities Commissions released consultative documents proposing margin requirements for non-centrally-cleared derivatives. In July 2013, the CFTC finalized guidance and timing on the cross-border regulation of swaps and announced that it had reached an understanding with the European Commission regarding the cross-border regulation of derivatives and the common goals underlying their respective regulations. The full impact of the various U.S. and non-U.S. regulatory developments in this area will not be known until the rules are implemented and market practices and structures develop under the final rules.

The Dodd-Frank Act contains “derivative push-out” provisions that, beginning in July 2013, would have prevented us from conducting certain swaps-related activities through GS Bank USA or another insured depository institution subsidiary, subject to exceptions for certain interest rate, currency and cleared credit default swaps and for hedging or risk mitigation activities directly related to the bank’s business; in July 2013, however, the Federal Reserve Board granted GS Bank USA a 24-month extension to comply with these derivative push-out provisions.

The Dodd-Frank Act also establishes the Consumer Financial Protection Bureau, which has broad authority to regulate providers of credit, payment and other consumer financial products and services, and has oversight over certain of our products and services.

In February 2013, the European Commission published a proposal for enhanced cooperation in the area of financial transactions tax in response to a request from certain member states of the European Union. The proposed financial transactions tax is broad in scope and would apply to transactions in a wide variety of financial instruments and derivatives. The proposed date for implementation of the tax is January 1, 2014. We are currently evaluating the impact of the draft legislation, which is still subject to further revisions. The full impact of these proposals will not be known until the legislation is finalized.

In July 2013, the Federal Reserve Board implemented new capital rules (Basel 3) which are largely based on the guidelines issued by the Basel Committee in December 2010 and address other aspects of the Dodd-Frank Act.

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

Goldman Sachs June 2013 Form 10-Q	143

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

144	Goldman Sachs June 2013 Form 10-Q

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

Scenario Analyses. We conduct scenario analyses to determine how we would manage the size and composition of our balance sheet and maintain appropriate funding, liquidity and capital positions in a variety of situations:

•

These scenarios cover short-term and long-term time horizons using various macroeconomic and firm-specific assumptions. We use these analyses to assist us in developing longer-term funding plans, including the level of unsecured debt issuances, the size of our secured funding program and the amount and composition of our equity capital. We also consider any potential future constraints, such as limits on our ability to grow our asset base in the absence of appropriate funding.

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

	As of
in millions	June 2013		December 2012
Excess liquidity (Global Core Excess)	$183,124		$174,622

Other cash	6,551		6,839
Excess liquidity and cash	189,675		181,461

Secured client financing	243,676		229,442

Inventory	276,617		318,323

Secured financing agreements	96,621		76,277

Receivables	44,391		36,273
Institutional Client Services	417,629		430,873

Public equity [1]	2,985		5,948

Private equity	17,316		17,401

Debt	24,026		25,386

Receivables and other	10,892		8,421
Investing & Lending	55,219		57,156
Total inventory and related assets	472,848		488,029

Other assets	32,257	[2]	39,623	[3]
Total assets	$938,456		$938,555

1.	December 2012 includes $2.08 billion related to our investment in the ordinary shares of ICBC, which was sold in the first half of 2013.

2.

Includes assets related to our European insurance business classified as held for sale as of June 2013. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.

3.

Includes assets related to our Americas reinsurance business classified as held for sale as of December 2012, in which a majority stake was sold in April 2013. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.

Goldman Sachs June 2013 Form 10-Q	145

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

146	Goldman Sachs June 2013 Form 10-Q

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

	As of June 2013
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 72,398		$ —	$ —	$ —	$ —	$ 72,398

Cash and securities segregated for regulatory and other purposes	—		51,930	—	—	—	51,930

Securities purchased under agreements to resell and federal funds sold	50,623		62,116	40,375	441	—	153,555

Securities borrowed	32,361		86,191	56,246	—	—	174,798

Receivables from brokers, dealers and clearing organizations	—		6,268	16,981	4	—	23,253

Receivables from customers and counterparties	—		37,171	27,410	9,523	—	74,104

Financial instruments owned, at fair value	34,293		—	276,617	45,251	—	356,161

Other assets	—		—	—	—	32,257	32,257
Total assets	$189,675		$243,676	$417,629	$55,219	$32,257	$938,456

	As of December 2012
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 72,669		$ —	$ —	$ —	$ —	$ 72,669

Cash and securities segregated for regulatory and other purposes	—		49,671	—	—	—	49,671

Securities purchased under agreements to resell and federal funds sold	28,018		84,064	28,960	292	—	141,334

Securities borrowed	41,699		47,877	47,317	—	—	136,893

Receivables from brokers, dealers and clearing organizations	—		4,400	14,044	36	—	18,480

Receivables from customers and counterparties	—		43,430	22,229	7,215	—	72,874

Financial instruments owned, at fair value	39,075		—	318,323	49,613	—	407,011

Other assets	—		—	—	—	39,623	39,623
Total assets	$181,461		$229,442	$430,873	$57,156	$39,623	$938,555

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

Goldman Sachs June 2013 Form 10-Q	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of June 2013, total assets on our condensed consolidated statements of financial condition were $938.46 billion, essentially unchanged from December 2012. During the first half of 2013, financial instruments owned, at fair value decreased by $50.85 billion, primarily due to decreases in equities and convertible debentures, U.S. government and federal agency obligations, and commodities, and other assets decreased by $7.37 billion, reflecting the sale of a majority stake in our Americas reinsurance business in April 2013. These decreases were offset by an increase in collateralized agreements of $50.13 billion, due to firm and client activity.

As of June 2013, total liabilities on our condensed consolidated statements of financial condition were $860.41 billion, a decrease of $2.43 billion from December 2012. This decrease was primarily due to (i) a decrease in other liabilities and accrued expenses of $16.09 billion, primarily reflecting the sale of a majority stake in our Americas reinsurance business in April 2013, (ii) a decrease in securities sold under agreements to repurchase, at fair value of $12.85 billion, primarily due to firm financing activities and (iii) a decrease in unsecured long-term borrowings of $5.26 billion. This decrease was partially offset by an increase in financial instruments sold, but not yet purchased, at fair value of $18.34 billion, primarily due to increases in equities and convertible debentures and U.S. government and federal agency obligations, and an increase in payables to customers and counterparties of $10.23 billion.

As of June 2013 and December 2012, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $158.96 billion and $171.81 billion, respectively, which were 2% higher and essentially unchanged, respectively, compared with the daily average amount of repurchase agreements over the respective quarters. As of June 2013, the increase in our repurchase agreements relative to the daily average during the quarter was due to an increase in firm financing and client activity at the end of the quarter. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information on our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	June 2013		December 2012
Total assets	$938,456		$938,555

Adjusted assets	$651,555		$686,874

Unsecured long-term borrowings	$162,042		$167,305

Total shareholders’ equity	$ 78,043		$ 75,716

Leverage ratio	12.0	x	12.4	x

Adjusted leverage ratio	8.3	x	9.1	x

Debt to equity ratio	2.1	x	2.2	x

148	Goldman Sachs June 2013 Form 10-Q

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

The table below presents the reconciliation of total assets to adjusted assets.

		As of
in millions		June 2013	December 2012
Total assets		$ 938,456	$ 938,555

Deduct:	Securities borrowed	(174,798)	(136,893)

	Securities purchased under agreements to resell and federal funds sold	(153,555)	(141,334)

Add:	Financial instruments sold, but not yet purchased, at fair value	144,986	126,644

	Less derivative liabilities	(51,604)	(50,427)
	Subtotal	(234,971)	(202,010)

Deduct:	Cash and securities segregated for regulatory and other purposes	(51,930)	(49,671)
Adjusted assets		$ 651,555	$ 686,874

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

Our adjusted leverage ratio decreased to 8.3x as of June 2013 from 9.1x as of December 2012 as our adjusted assets decreased.

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

Goldman Sachs June 2013 Form 10-Q	149

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis especially during times of market stress. Substantially all of our secured funding, excluding funding collateralized by liquid government obligations, is executed for tenors of one month or greater. Assets that may be harder to fund on a secured basis during times of market stress include certain financial instruments in the following categories: mortgage and other asset-backed loans and securities, non-investment grade corporate debt securities, equities and convertible debentures and emerging market securities. Assets that are classified as level 3 in the fair value hierarchy are generally funded on an unsecured basis. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about the classification of financial instruments in the fair value hierarchy and “—Unsecured Long-Term Borrowings” below for further information about the use of unsecured long-term borrowings as a source of funding.

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of June 2013.

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

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCE. We issue in different tenors, currencies, and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through the second quarter of 2019 as of June 2013.

150	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The weighted average maturity of our unsecured long-term borrowings as of June 2013 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

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

	As of June 2013
	Type of Deposit
in millions	Savings and Demand	[1]	Time	[2]
Private bank deposits [3]	$26,730		$ —

Certificates of deposit	—		22,528

Deposit sweep programs	15,888		—

Institutional	44		4,205
Total [4]	$42,662		$26,733

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity of approximately three years.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Deposits insured by the FDIC as of June 2013 were approximately $44.00 billion.

Unsecured Short-Term Borrowings. A significant portion of our short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We primarily issue commercial paper, promissory notes, and other hybrid instruments.

As of June 2013, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $41.80 billion. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured short-term borrowings.

Goldman Sachs June 2013 Form 10-Q	151

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

As part of the Federal Reserve Board’s annual CCAR, U.S. bank holding companies with total consolidated assets of $50 billion or greater are required to submit capital plans for review by the Federal Reserve Board. The purpose of the Federal Reserve Board’s review is to ensure that these institutions have robust, forward-looking capital planning processes that account for their unique risks and that permit continued operations during times of economic and financial stress. The Federal Reserve Board will evaluate a bank holding company based on whether it has the capital necessary to continue operating under the baseline and stressed scenarios provided by the Federal Reserve Board and under the scenarios developed by the bank holding company. As part of the capital plan review, the Federal Reserve Board evaluates an institution’s plan to make capital distributions, such as increasing dividend payments or repurchasing or redeeming stock, across a range of macroeconomic and firm-specific assumptions. In addition, the DFAST rules require us to conduct stress tests on a semi-annual basis and publish a summary of certain results. The Federal Reserve Board also conducts its own annual stress tests and publishes a summary of certain results.

We submitted our 2013 CCAR to the Federal Reserve Board on January 7, 2013 and published a summary of our DFAST results under the Federal Reserve Board’s severely adverse scenario in March 2013. As part of our 2013 CCAR submission, the Federal Reserve Board informed us that it did not object to our proposed capital actions, including the repurchase of outstanding common stock, a potential increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities through the first quarter of 2014. However, as required by the Federal Reserve Board, we will resubmit our capital plan by the end of the third quarter of 2013, incorporating certain enhancements to our stress test processes.

In addition, we submitted the results of our semi-annual DFAST to the Federal Reserve Board on July 3, 2013 and will publish a summary of our DFAST results under our internally developed severely adverse scenario in September 2013.

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

As of June 2013, our total shareholders’ equity was $78.04 billion (consisting of common shareholders’ equity of $70.84 billion and preferred stock of $7.20 billion). As of December 2012, our total shareholders’ equity was $75.72 billion (consisting of common shareholders’ equity of $69.52 billion and preferred stock of $6.20 billion). See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

152	Goldman Sachs June 2013 Form 10-Q

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

Federal Reserve Board regulations require bank holding companies to maintain a minimum Tier 1 capital ratio of 4% and a minimum total capital ratio of 8%. The required minimum Tier 1 capital ratio and total capital ratio in order to be considered a “well-capitalized” bank holding company under the Federal Reserve Board guidelines are 6% and 10%, respectively. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending on their particular condition, risk profile and growth plans. The minimum Tier 1 leverage ratio is 3% for bank holding companies that have received the highest supervisory rating under Federal Reserve Board guidelines or that have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum Tier 1 leverage ratio of 4%. In January 2014, this minimum will be raised to 4% for all bank holding companies.

Consolidated Regulatory Capital Ratios

The table below presents information about our regulatory capital ratios, which are based on Basel 1, as implemented by the Federal Reserve Board. The information as of June 2013 reflects the revised market risk regulatory capital requirements, which became effective on January 1, 2013. The information as of December 2012 is prior to the implementation of these revised market risk regulatory capital requirements. In the table below:

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

Goldman Sachs June 2013 Form 10-Q	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	As of
$ in millions	June 2013	December 2012
Common shareholders’ equity	$ 70,843	$ 69,516

Less: Goodwill	(3,699)	(3,702)

Less: Intangible assets	(795)	(1,397)

Less: Equity investments in certain entities	(3,787)	(4,805)

Less: Disallowed deferred tax assets	(715)	(1,261)

Less: Debt valuation adjustment	(156)	(180)

Other adjustments	212	(124)
Tier 1 Common Capital	61,903	58,047

Perpetual non-cumulative preferred stock	7,200	6,200

Junior subordinated debt issued to trusts [1]	2,063	2,750

Other adjustments	(25)	(20)
Tier 1 Capital	71,141	66,977
Qualifying subordinated debt	12,573	13,342

Junior subordinated debt issued to trusts [1]	687	—

Other adjustments	79	87
Tier 2 Capital	$ 13,339	$ 13,429
Total Capital	$ 84,480	$ 80,406
Credit RWAs	$273,545	$287,526

Market RWAs	183,916	112,402
Total RWAs	$457,461	$399,928
Tier 1 Capital Ratio	15.6%	16.7%

Total Capital Ratio	18.5%	20.1%

Tier 1 Leverage Ratio [2]	7.6%	7.3%

Tier 1 Common Ratio [3]	13.5%	14.5%

1.

Beginning on January 1, 2013, we began to incorporate the Dodd-Frank Act’s phase-out of regulatory capital treatment for junior subordinated debt issued to trusts. The firm has assumed a phase-out period allowing for only 75% of the capital instrument to be included in Tier 1 capital in calendar year 2013. The Basel 3 rules require that junior subordinated debt issued to trusts be phased-out of Tier 1 capital through December 31, 2015, after which it will be phased-out of Tier 2 capital through December 31, 2021. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the junior subordinated debt issued to trusts.

2.	See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the firm’s Tier 1 leverage ratio.

3.

The Tier 1 common ratio equals Tier 1 common capital divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we, our regulators and investors use to assess capital adequacy. The Tier 1 common ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Our Tier 1 capital ratio decreased to 15.6% as of June 2013 from 16.7% as of December 2012 primarily reflecting an increase in RWAs, partially offset by an increase in Tier 1 capital. The increase in RWAs was primarily driven by the implementation of the revised market risk regulatory capital requirements which introduced a new methodology for determining RWAs for market risk and are designed to implement the new market risk framework of the Basel Committee, as well as the prohibition on the use of external credit ratings, as required by the Dodd-Frank Act. These revised market risk capital requirements are a significant part of the regulatory capital changes that will ultimately be reflected in our Basel 3 capital ratios.

The table below presents the changes in Tier 1 common capital, Tier 1 capital and Tier 2 capital for the three and six months ended June 2013.

in millions	Three Months Ended June 2013	Six Months Ended June 2013
Tier 1 Common Capital
Balance, beginning of period	$61,135	$58,047

Increase/(decrease) in common shareholders’ equity	(185)	1,327

Decrease in goodwill	3	3

Decrease in intangible assets	186	602

Decrease in equity investments in certain entities	172	1,018

Decrease in disallowed deferred tax assets	287	546

(Increase)/decrease in debt valuation adjustment	(41)	24

Change in other adjustments	346	336
Balance, end of period	$61,903	$61,903
Tier 1 Capital
Balance, beginning of period	$69,371	$66,977

Net increase in Tier 1 common capital	768	3,856

Increase in perpetual non-cumulative preferred stock	1,000	1,000

Redesignation of junior subordinated debt issued to trusts	—	(687)

Change in other adjustments	2	(5)
Balance, end of period	71,141	71,141
Tier 2 Capital
Balance, beginning of period	13,445	13,429

Decrease in qualifying subordinated debt	(148)	(769)

Redesignation of junior subordinated debt issued to trusts	—	687

Change in other adjustments	42	(8)

Balance, end of period	13,339	13,339
Total Capital	$84,480	$84,480

See “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K and Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about our regulatory capital ratios and the related regulatory requirements, including pending and proposed regulatory changes.

154	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Risk-Weighted Assets

RWAs under the Federal Reserve Board’s existing risk-based capital requirements are calculated based on measures of credit risk and market risk.

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

We provide additional information on regulatory VaR, stressed VaR, incremental risk, comprehensive risk and the standardized measurement method for specific risk on our web site as described under “Available Information” below.

The table below presents information on the components of RWAs within our consolidated regulatory capital ratios, which are based on Basel 1, as implemented by the Federal Reserve Board, reflecting the revised market risk regulatory capital requirements.

	As of
in millions	June 2013	March 2013
Credit RWAs
OTC derivatives	$ 93,655	$ 93,903

Commitments and guarantees [1]	43,087	41,067

Securities financing transactions [2]	48,139	38,054

Other [3]	88,664	99,791
Total Credit RWAs	273,545	272,815
Market RWAs

Regulatory VaR	14,325	12,600

Stressed VaR	39,150	43,875

Incremental risk	19,413	23,388

Comprehensive risk	20,813	22,700

Specific risk	90,215	104,702
Total Market RWAs	183,916	207,265
Total RWAs [4]	$457,461	$480,080

1.	Principally includes certain commitments to extend credit and letters of credit.

2.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

3.	Principally includes receivables from customers, other assets, and cash and cash equivalents.

4.	Under the existing regulatory capital framework, there is no explicit requirement for Operational Risk.

Goldman Sachs June 2013 Form 10-Q	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the changes in RWAs for the three months ended June 2013.

in millions	Three Months Ended June 2013
Risk-Weighted Assets
Balance, beginning of period	$480,080

Credit RWAs
Decrease in OTC derivatives	(248)

Increase in commitments and guarantees	2,020

Increase in securities financing transactions	10,085

Decrease in other [1]	(11,127)
Change in Credit RWAs	730
Market RWAs
Increase in regulatory VaR	1,725

Decrease in stressed VaR	(4,725)

Decrease in incremental risk	(3,975)

Decrease in comprehensive risk	(1,887)

Decrease in specific risk	(14,487)
Change in Market RWAs	(23,349)
Total RWAs, end of period	$457,461

1.	Reflects the sale of a majority stake in our Americas reinsurance business.

Credit RWAs increased $730 million compared with March 2013, reflecting an increase in securities financing exposure and an increase in commitments and guarantees, partially offset by a decrease in other credit RWAs, reflecting the sale of a majority stake in our Americas reinsurance business. Market RWAs decreased by $23.35 billion compared with March 2013, primarily reflecting a decrease in specific risk. The decrease in specific risk includes a decrease in inventory positions.

In July 2013, the Federal Reserve Board implemented the Basel 3 rules, certain aspects of which only apply to “advanced approach” banking institutions, such as us. While we are still evaluating the details of these rules, as compared to the U.S. federal bank regulatory agencies’ (Agencies’) current rules, the primary changes that impact us include revisions to the definition of Tier 1 capital, including new deductions, such as deductions for investments in nonconsolidated financial institutions, higher minimum Tier 1 capital and Total capital ratios, a new minimum ratio of Tier 1 common equity to RWAs, a higher minimum Tier 1 leverage ratio, a new minimum supplementary Tier 1 leverage ratio of 3%, new capital conservation and counter-cyclical capital buffers, revisions to the methodology for computing RWAs and the introduction of a “floor” requirement, whereby the firm’s capital ratios will be the lower of those computed using the “standardized approach” and those computed using the “advanced approach.” Although some aspects of the revisions will be implemented over a transition period that lasts several years, many of these changes will become effective on January 1, 2014. Some of these changes are subject to supervisory approval which includes the completion of a parallel run period under the advanced approach. The supplementary leverage ratio will be effective beginning January 1, 2018 but is required to be disclosed beginning January 1, 2015. In addition, the Agencies have issued proposals for the minimum supplementary leverage ratio requirement to be increased to 5% (comprised of a minimum requirement of 3% plus a 2% buffer), effective beginning January 1, 2018.

Although we are still evaluating the details of these rules, we have performed a preliminary evaluation and estimate that the firm’s Basel 3 Tier 1 common ratio as of June 2013 under the advanced approach would have been 9.3% on a fully phased-in basis. The estimate of the Basel 3 Tier 1 common ratio will continue to evolve as we assess the details of these rules and discuss their interpretation and application with our regulators.

The estimated Basel 3 Tier 1 common ratio on a fully phased-in basis equals estimated Basel 3 Tier 1 common capital divided by estimated RWAs under Basel 3. Management believes that the estimated Basel 3 Tier 1 common ratio is meaningful because it is one of the measures that we, our regulators and investors use to assess capital adequacy. The estimated Basel 3 Tier 1 common ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

156	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents a reconciliation of our common shareholders’ equity to the estimated Basel 3 Tier 1 common capital on a fully phased-in basis.

$ in millions	As of June 2013
Common shareholders’ equity	$ 70,843

Less: Goodwill	(3,699)

Less: Intangible assets	(795)

Less: Deductions for investments in nonconsolidated financial institutions [1]	(9,872)

Other adjustments [2]	(680)
Basel 3 Tier 1 Common Capital	$ 55,797
Basel 3 RWAs [3]	$600,222
Basel 3 Tier 1 Common Ratio	9.3%

1.

This deduction, which represents the fully phased-in requirement, is the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. Under the transition arrangements applicable to this requirement, the percentage of such investments that is subject to the capital deduction thresholds increases from 20% in 2014 to 100% in 2018. During both the transitional period and thereafter, no deduction will be required if the applicable proportion of our investments in the capital of nonconsolidated financial institutions falls below the prescribed thresholds.

2.	Principally includes disallowed deferred tax assets, debt valuation adjustments and credit valuation adjustments on derivative liabilities, as well as other required credit risk-based deductions.

3.

Basel 3 RWAs differ from RWAs under Basel 1 as implemented by the Federal Reserve Board. Both RWAs reflect the revised market risk regulatory capital requirements, but differ primarily as Basel 3 RWAs incorporate the use of internal models and parameters for credit risk, and also include RWAs for operational risk.

Basel 3 establishes transition periods for several aspects of the revised requirements, including for certain adjustments to regulatory capital. The first year of transition for such adjustments will begin on January 1, 2014, and the adjustments will progressively phase-in every year through 2017. As of June 2013, our estimated Basel 3 Tier 1 common ratio under the advanced approach, assuming the transitional guidance that will be in effect on January 1, 2014, is approximately 150 basis points higher than the estimated Basel 3 Tier 1 common ratio on a fully phased-in basis.

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

Goldman Sachs June 2013 Form 10-Q	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Subsidiary Capital Requirements

Many of our subsidiaries, including GS Bank USA and our broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate.

GS Bank USA is subject to minimum capital requirements that are calculated in a manner similar to those applicable to bank holding companies and computes its capital ratios in accordance with the regulatory capital requirements currently applicable to state member banks, which are based on Basel 1, as implemented by the Federal Reserve Board. As of June 2013 and December 2012, GS Bank USA’s Tier 1 capital ratio under Basel 1 as implemented by the Federal Reserve Board was 15.4% and 18.9%, respectively. See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about GS Bank USA’s regulatory capital ratios under Basel 1, as implemented by the Federal Reserve Board. Effective January 1, 2013, GS Bank USA also implemented the revised market risk regulatory capital requirements outlined above. These revised market risk regulatory capital requirements are a significant part of the regulatory capital changes that will ultimately be reflected in GS Bank USA’s Basel 3 capital ratios. GS Bank USA is also currently working to implement the Basel 2 framework enhanced by the Basel 3 rules described above, as implemented by the Federal Reserve Board. GS Bank USA will implement Basel 2 and Basel 3 once approved to do so by regulators following the completion of a parallel run period.

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of June 2013 and December 2012, Group Inc.’s equity investment in subsidiaries was $71.33 billion and $73.32 billion, respectively, compared with its total shareholders’ equity of $78.04 billion and $75.72 billion, respectively.

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

158	Goldman Sachs June 2013 Form 10-Q

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

On April 15, 2013, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 75.0 million shares of common stock pursuant to the firm’s existing share repurchase program. As of June 2013, under the share repurchase program approved by the Board, we can repurchase up to 75.9 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on our repurchase program and see above for information about the annual CCAR.

Goldman Sachs June 2013 Form 10-Q	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Capital Metrics

The table below presents information on our shareholders’ equity and book value per common share.

	As of
in millions, except per share amounts	June 2013	December 2012
Total shareholders’ equity	$78,043	$75,716

Common shareholders’ equity	70,843	69,516

Tangible common shareholders’ equity	66,349	64,417

Book value per common share	151.21	144.67

Tangible book value per common share	141.62	134.06

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

The table below presents the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of
in millions	June 2013	December 2012
Total shareholders’ equity	$78,043	$75,716

Deduct: Preferred stock	(7,200)	(6,200)
Common shareholders’ equity	70,843	69,516

Deduct: Goodwill and identifiable intangible assets	(4,494)	(5,099)
Tangible common shareholders’ equity	$66,349	$64,417

Book value and tangible book value per common share. Book value and tangible book value per common share are based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 468.5 million and 480.5 million as of June 2013 and December 2012, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

160	Goldman Sachs June 2013 Form 10-Q

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

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Guarantees	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Derivatives	See “Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Goldman Sachs June 2013 Form 10-Q	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our unsecured long-term borrowings, secured long-term financings, time deposits and contractual interest payments, all of which are included in our condensed consolidated statements of financial condition. Our obligations to make future cash payments also include certain off-balance-sheet contractual obligations such as purchase obligations, minimum rental payments under noncancelable leases and commitments and guarantees.

The table below presents our contractual obligations, commitments and guarantees as of June 2013.

in millions	Remainder of 2013	2014- 2015	2016- 2017	2018- Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits [1]	$ —	$ 6,501	$ 4,529	$ 5,788	$ 16,818

Secured long-term financings [2]	—	5,490	1,108	1,077	7,675

Unsecured long-term borrowings [3]	—	32,711	41,607	87,724	162,042

Contractual interest payments [4]	3,227	12,847	10,120	35,065	61,259

Subordinated liabilities issued by consolidated VIEs	4	52	—	838	894

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	4,875	18,250	38,622	16,512	78,259

Contingent and forward starting resale and securities borrowing agreements	52,649	—	—	—	52,649

Forward starting repurchase and secured lending agreements	15,360	—	—	—	15,360

Letters of credit	340	215	—	14	569

Investment commitments	2,206	1,900	243	3,469	7,818

Other commitments	4,165	122	26	62	4,375

Minimum rental payments	202	727	556	1,399	2,884

Derivative guarantees	308,645	320,838	57,691	62,985	750,159

Securities lending indemnifications	29,333	—	—	—	29,333

Other financial guarantees	758	590	992	1,491	3,831

1.	Excludes $9.92 billion of time deposits maturing within one year.

2.	The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected exceeded the related fair value by $265 million.

3.

Includes $6.73 billion related to interest rate hedges on certain unsecured long-term borrowings. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal-protected) for which the fair value option was elected exceeded the related fair value by $411 million.

4.

Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of June 2013. Includes stated coupons, if any, on structured notes.

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

162	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We also have contractual obligations related to future benefits and unpaid claims arising from policies associated with our European insurance business classified as held for sale as of June 2013. The estimated undiscounted payments related to such future benefits and unpaid claims, excluding separate accounts and estimated recoveries under reinsurance contracts, were $15.66 billion as of June 2013, and are excluded from the table above. In addition, as of June 2013, secured long-term financings and unsecured long-term borrowings associated with our European insurance business were $196 million and $152 million, respectively, which are excluded from the table above. See Note 17 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.

See Notes 15 and 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our short-term borrowings and commitments and guarantees, respectively.

As of June 2013, our unsecured long-term borrowings were $162.04 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

As of June 2013, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $2.88 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and six months ended June 2013, total occupancy expenses for space held in excess of our current requirements were not material. In addition, during the three and six months ended June 2013, we incurred exit costs of $7 million and $8 million, respectively, related to our office space. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

Goldman Sachs June 2013 Form 10-Q	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Risk Management and Risk Factors

Risks are inherent in our business and include liquidity, market, credit, operational, legal, regulatory and reputational risks. For a further discussion of our risk management processes, see “Overview and Structure of Risk Management” below. Our risks include the risks across our risk categories, regions or global businesses and have the potential to materially impact our financial results or our reputation, as well as those which have uncertain outcomes. For a further discussion of our areas of risk, see “— Liquidity Risk Management,” “— Market Risk Management,” “— Credit Risk Management,” “— Operational Risk Management” and “Certain Risk Factors That May Affect Our Businesses” below.

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

Governance. Risk management governance starts with our Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its committees, including its Risk Committee. The Board also receives regular briefings on firmwide risks, including market risk, liquidity risk, credit risk and operational risk from our independent control and support functions, including the chief risk officer, and on matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee. The chief risk officer, as part of the review of the firmwide risk package, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures. Next, at the most senior levels of the firm, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior managers lead and participate in risk-oriented committees, as do the leaders of our independent control and support functions — including those in compliance, controllers, credit risk management, human capital management, legal, market risk management, operations, operational risk management, tax, technology and treasury.

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

164	Goldman Sachs June 2013 Form 10-Q

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

We reinforce a culture of effective risk management in our training and development programs as well as the way we evaluate performance, and recognize and reward our people. Our training and development programs, including certain sessions led by the most senior leaders of the firm, are focused on the importance of risk management, client relationships and reputational excellence. As part of our annual performance review process, we assess reputational excellence including how an employee exercises good risk management and reputational judgment, and adheres to our code of conduct and compliance policies. Our review and reward processes are designed to communicate and reinforce to our professionals the link between behavior and how people are recognized, the need to focus on our clients and our reputation, and the need to always act in accordance with the highest standards of the firm.

Structure

Ultimate oversight of risk is the responsibility of the firm’s Board. The Board oversees risk both directly and through its committees, including its Risk Committee. The Risk Committee consists of all of our independent directors. Within the firm, a series of committees with specific risk management mandates have oversight or decision-making responsibilities for risk management activities. Committee membership generally consists of senior managers from both our revenue-producing units and our independent control and support functions. We have established procedures for these committees to ensure that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees or working groups, are described below. In addition to these committees, we have other risk-oriented committees which provide oversight for different businesses, activities, products, regions and legal entities. All of our firmwide, regional and divisional committees have responsibility for considering the impact of transactions and activities which they oversee on our reputation.

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

Goldman Sachs June 2013 Form 10-Q	165

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below presents an overview of our risk management governance structure, highlighting the oversight of our Board, our key risk-related committees and the independence of our control and support functions.

Corporate Oversight
Board of Directors
Board Committees
Senior Management Oversight
Chief Executive Officer
President/Chief Operating Officer
Chief Financial Officer
Committee Oversight
Management Committee
Chief Risk Officer
Firmwide Client and Business Standards Committee
Firmwide New Activity Committee
Firmwide Suitability Committee
Firmwide Risk Committee
Securities Division Risk Committee
Credit Policy Committee
Firmwide Operational Risk Committee
Firmwide Finance Committee
Investment Management Division Risk Committee
Firmwide Commitments Committee
Firmwide Capital Committee
Revenue-Producing Units
Business Managers
Business Risk Managers
Internal Audit
Independent Control and Support Functions
Controllers
Credit Risk Management
Market Risk Management
Operations
Operational Risk Management
Tax
Technology
Treasury
Human Capital Management
Compliance
Legal

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

Firmwide Client and Business Standards Committee. The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, is chaired by the firm’s president and chief operating officer, and reports to the Management Committee. This committee also has responsibility for overseeing recommendations of the Business Standards Committee. This committee periodically updates and receives guidance from the Public Responsibilities Subcommittee of the Corporate Governance, Nominating and Public Responsibilities Committee of the Board. This committee has established the following two risk-related committees that report to it:

166	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by the firm’s head of operations/chief operating officer for Europe, Middle East and Africa and the chief administrative officer of our Investment Management Division, who are appointed by the Firmwide Client and Business Standards Committee chairperson.

•

Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across divisions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other firm committees. This committee is co-chaired by the firm’s international general counsel and the co-head of our Investment Management Division, who are appointed by the Firmwide Client and Business Standards Committee chairperson.

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

Goldman Sachs June 2013 Form 10-Q	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Commitments Committee. The Firmwide Commitments Committee reviews the firm’s underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the firm’s senior strategy officer and the co-head of Global Mergers & Acquisitions, who are appointed by the Firmwide Client and Business Standards Committee chairperson.

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

168	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Risk Management

Liquidity is of critical importance to financial institutions. Most of the failures of financial institutions have occurred in large part due to insufficient liquidity. Accordingly, the firm has in place a comprehensive and conservative set of liquidity and funding policies to address both firm-specific and broader industry or market liquidity events. Our principal objective is to be able to fund the firm and to enable our core businesses to continue to serve clients and generate revenues, even under adverse circumstances.

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

As of June 2013 and December 2012, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $183.12 billion and $174.62 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of June 2013 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
in millions	Three Months Ended June 2013	Year Ended December 2012
U.S. dollar-denominated	$133,787	$125,111

Non-U.S. dollar-denominated	45,875	46,984
Total	$179,662	$172,095

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

Goldman Sachs June 2013 Form 10-Q	169

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of our GCE by asset class.

	Average for the
in millions	Three Months Ended June 2013	Year Ended December 2012
Overnight cash deposits	$ 55,266	$ 52,233

U.S. government obligations	78,314	72,379

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	2,163	2,313

German, French, Japanese and United Kingdom government obligations	43,919	45,170
Total	$179,662	$172,095

The GCE is held at Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the
in millions	Three Months Ended June 2013	Year Ended December 2012
Group Inc.	$ 23,631	$ 37,405

Major broker-dealer subsidiaries	98,317	78,229

Major bank subsidiaries	57,714	56,461
Total	$179,662	$172,095

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

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

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $88.18 billion and $87.09 billion for the three months ended June 2013 and year ended December 2012, respectively. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in our Modeled Liquidity Outflow.

170	Goldman Sachs June 2013 Form 10-Q

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

•	Contingent: Adverse changes in value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

Goldman Sachs June 2013 Form 10-Q	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

•

Contingent: Other outflows of cash or collateral related to OTC derivatives, excluding OTC-cleared, including the impact of trade terminations, collateral substitutions, collateral disputes, loss of rehypothecation rights, collateral calls or termination payments required by a two-notch downgrade in our credit ratings, and collateral that has not been called by counterparties, but is available to them.

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

172	Goldman Sachs June 2013 Form 10-Q

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2013, Group Inc. had $30.33 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $29.95 billion invested in GSI, a regulated U.K. broker-dealer; $2.65 billion invested in GSEC, a U.S. registered broker-dealer; $3.38 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $19.48 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also provided, directly or indirectly, $72.22 billion of unsubordinated loans and $11.27 billion of collateral to these entities, substantially all of which was to GS&Co., GSI and GS Bank USA, as of June 2013. In addition, as of June 2013, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs June 2013 Form 10-Q	173

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Ratings

The table below presents the unsecured credit ratings and outlook of Group Inc.

As of June 2013
	Short-Term Debt	Long-Term Debt		Subordinated Debt	Trust Preferred	[1]	Preferred Stock		Ratings Outlook
DBRS, Inc.	R-1 (middle)	A (high)		A	A		BBB	[3]	Stable

Fitch, Inc.	F1	A	[2]	A-	BBB-		BB+	[3]	Stable

Moody’s Investors Service (Moody’s)	P-2	A3	[2]	Baa1	Baa3		Ba2	[3]	Negative	[4]

Standard & Poor’s Ratings Services (S&P)	A-2	A-	[2]	BBB+	BB+		BB+	[3]	Negative

Rating and Investment Information, Inc.	a-1	A+		A	N/A		N/A		Negative

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

3.	Includes Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

4.	The ratings outlook for trust preferred and preferred stock is stable.

The table below presents the unsecured credit ratings of GS Bank USA, GS&Co. and GSI.

As of June 2013
	Short-Term Debt	Long-Term Debt	Short-Term Bank Deposits	Long-Term Bank Deposits
Fitch, Inc.
GS Bank USA	F1	A	F1	A+

GS&Co.	F1	A	N/A	N/A

GSI	F1	A	N/A	N/A

Moody’s
GS Bank USA	P-1	A2	P-1	A2

S&P
GS Bank USA	A-1	A	N/A	N/A

GS&Co.	A-1	A	N/A	N/A

GSI	A-1	A	N/A	N/A

We rely on the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-

term transactions. See “Certain Risk Factors That May Affect Our Businesses” below and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for a discussion of the risks associated with a reduction in our credit ratings.

174	Goldman Sachs June 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	our liquidity, market, credit and operational risk management practices;

•	the level and variability of our earnings;

•	our capital base;

•	our franchise, reputation and management;

•	our corporate governance; and

•	the external operating environment, including the assumed level of government support.

Certain of the firm’s derivatives have been transacted under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these bilateral agreements by determining the collateral or termination payments that would occur assuming a downgrade by all rating agencies. A downgrade by any one rating agency, depending on the agency’s relative ratings of the firm at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. We allocate a portion of our GCE to ensure we would be able to make the additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. The table below presents the additional collateral or termination payments related to our net derivative liabilities under bilateral agreements that could have been called at the reporting date by counterparties in the event of a one-notch and two-notch downgrade in our credit ratings.

	As of
in millions	June 2013	December 2012
Additional collateral or termination payments for a one-notch downgrade	$1,261	$1,534

Additional collateral or termination payments for a two-notch downgrade	2,166	2,500

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

Six Months Ended June 2013. Our cash and cash equivalents decreased by $271 million to $72.40 billion at the end of the second quarter of 2013. We generated net cash of $5.63 billion from operating activities. We used net cash of $5.90 billion for investing and financing activities for net repayments of secured short-term borrowings and repurchases of common stock.

Six Months Ended June 2012. Our cash and cash equivalents increased by $2.91 billion to $58.91 billion at the end of the second quarter of 2012. We generated $10.24 billion in net cash from operating activities. We used net cash of $7.33 billion for investing and financing activities, primarily for net repayments of secured and unsecured borrowings, partially offset by a net increase in bank deposits.

Goldman Sachs June 2013 Form 10-Q	175

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

We are aware of the inherent limitations to VaR and therefore use a variety of risk measures in our market risk management process. Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme.

•	VaR does not take account of the relative liquidity of different risk positions.

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

176	Goldman Sachs June 2013 Form 10-Q

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

Goldman Sachs June 2013 Form 10-Q	177

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

Systems

We have made a significant investment in technology to monitor market risk including:

•	an independent calculation of VaR and stress measures;

•	risk measures calculated at individual position levels;

•	attribution of risk measures to individual risk factors of each position;

•	the ability to report many different views of the risk measures (e.g., by desk, business, product type or legal entity); and

•	the ability to produce ad hoc analyses in a timely manner.

178	Goldman Sachs June 2013 Form 10-Q

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

Average Daily VaR

in millions Risk Categories	Three Months Ended June		Six Months Ended June
	2013	2012	2013	2012
Interest rates	$ 59	$ 83	$ 60	$ 87

Equity prices	30	23	30	26

Currency rates	23	16	19	16

Commodity prices	19	20	20	23

Diversification effect	(50)	(50)	(50)	(58)
Total	$ 81	$ 92	$ 79	$ 94

Our average daily VaR decreased to $81 million for the second quarter of 2013 from $92 million for the second quarter of 2012, primarily reflecting a decrease in the interest rates category due to lower levels of volatility, partially offset by increases in the equity prices and currency rates categories, principally due to increased exposures.

Our average daily VaR decreased to $79 million for the first half of 2013 from $94 million for the first half of 2012, primarily reflecting a decrease in the interest rates category due to lower levels of volatility, partially offset by a decrease in the diversification benefit across risk categories.

Quarter-End VaR and High and Low VaR

in millions Risk Categories	As of		Three Months Ended June 2013
	June	March
	2013	2013	High		Low
Interest rates	$ 67	$ 67	$67		$54

Equity prices	27	24	72	[1]	21

Currency rates	26	18	37		15

Commodity prices	19	17	23		15

Diversification effect	(53)	(43)
Total	$ 86	$ 83	$99		$74

1.	Reflects the impact of temporarily increased exposures as a result of an equity underwriting transaction.

Our daily VaR increased to $86 million as of June 2013 from $83 million as of March 2013, primarily reflecting an increase in the currency rates category, principally due to increased exposures and higher levels of volatility, and an increase in the equity prices category due to higher levels of volatility. These increases were partially offset by an increase in the diversification benefit across risk categories. In the interest rates category, the impact of higher levels of market volatility offset the impact of reduced exposures.

During the second quarter of 2013, the firmwide VaR risk limit was not exceeded, raised or reduced.

Goldman Sachs June 2013 Form 10-Q	179

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects the VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended June 2013.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the second quarter of 2013 (i.e., a VaR exception).

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

180	Goldman Sachs June 2013 Form 10-Q

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

Asset Categories	10% Sensitivity
	Amount as of
in millions	June 2013	March 2013
Equity [1]	$2,183	$2,346

Debt [2]	1,666	1,568

1.

Relates to private and restricted public equity securities, including interests in firm-sponsored funds that invest in corporate equities and real estate and interests in firm-sponsored hedge funds. March 2013 includes $111 million related to our investment in the ordinary shares of ICBC, which was sold in the first half of 2013.

2.

Primarily relates to interests in our firm-sponsored funds that invest in corporate mezzanine and senior debt instruments. Also includes loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $4 million gain (including hedges) as of June 2013. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was an $8 million gain (including hedges) as of June 2013. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

In addition, as of June 2013 and March 2013, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about such lending commitments. As of June 2013, the firm also had $9.02 billion of loans held for investment which were accounted for at amortized cost and included in “Receivables from customers and counterparties,” substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $86 million of additional interest income over a 12-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about loans held for investment.

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

Goldman Sachs June 2013 Form 10-Q	181

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

Credit Risk Management, which is independent of the revenue-producing units and reports to the firm’s chief risk officer, has primary responsibility for assessing, monitoring and managing credit risk at the firm. The Credit Policy Committee and the Firmwide Risk Committee establish and review credit policies and parameters. In addition, we hold other positions that give rise to credit risk (e.g., bonds held in our inventory and secondary bank loans). These credit risks are captured as a component of market risk measures, which are monitored and managed by Market Risk Management, consistent with other inventory positions. The firm also enters into derivatives to manage market risk exposures. Such derivatives also give rise to credit risk which is monitored and managed by Credit Risk Management.

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

182	Goldman Sachs June 2013 Form 10-Q

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

Risk Mitigants

To reduce our credit exposures on derivatives and securities financing transactions, we may enter into netting agreements with counterparties that permit us to offset receivables and payables with such counterparties. We may also reduce credit risk with counterparties by entering into agreements that enable us to obtain collateral from them on an upfront or contingent basis and/or to terminate transactions if the counterparty’s credit rating falls below a specified level. We monitor the fair value of the collateral on a daily basis to ensure that our credit exposures are appropriately collateralized. We seek to minimize exposures where there is a significant positive correlation between the creditworthiness of our counterparties and the market value of collateral we receive.

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

Goldman Sachs June 2013 Form 10-Q	183

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposures

The firm’s credit exposures are described further below.

Cash and Cash Equivalents. Cash and cash equivalents include both interest-bearing and non-interest-bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly-rated banks and central banks.

OTC Derivatives. The firm’s credit exposure on OTC derivatives arises primarily from our market-making activities. The firm, as a market maker, enters into derivative transactions to provide liquidity and to facilitate the transfer and hedging of risk. The firm also enters into derivatives to manage market risk exposures. We manage our credit exposure on OTC derivatives using the credit risk process, measures, limits and risk mitigants described above.

Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements. Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement. We generally enter into OTC derivatives transactions under bilateral collateral arrangements with daily exchange of collateral.

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

The tables below present the distribution of our exposure to OTC derivatives by tenor, based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives, both before and after the effect of collateral and netting agreements. Receivable and payable balances for the same counterparty across tenor categories are netted under enforceable netting agreements, and cash collateral received is netted under enforceable credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category. Net credit exposure in the tables below represents OTC derivative assets, substantially all of which are included in “Financial instruments owned, at fair value,” less cash collateral and the fair value of securities collateral, primarily U.S. government and federal agency obligations, received under credit support agreements, which management considers when determining credit risk, but such collateral is not eligible for netting under U.S. GAAP. The categories shown reflect our internally determined public rating agency equivalents.

	As of June 2013
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets		Net Credit Exposure
AAA/Aaa	$ 947	$ 1,391	$ 2,604	$ 4,942	$ (1,627)	$ 3,315		$ 2,992

AA/Aa2	5,322	6,627	18,109	30,058	(13,118)	16,940		11,035

A/A2	13,634	24,696	32,625	70,955	(49,303)	21,652		14,145

BBB/Baa2	5,886	10,737	22,809	39,432	(27,906)	11,526		4,105

BB/Ba2 or lower	4,077	4,633	3,748	12,458	(6,007)	6,451		4,338

Unrated	590	1,403	396	2,389	(13)	2,376		2,086
Total	$30,456	$49,487	$ 80,291	$160,234	$ (97,974)	$62,260	[1]	$38,701

	As of December 2012
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets		Net Credit Exposure
AAA/Aaa	$ 494	$ 1,934	$ 2,778	$ 5,206	$ (1,476)	$ 3,730		$ 3,443

AA/Aa2	4,631	7,483	20,357	32,471	(16,026)	16,445		10,467

A/A2	13,422	26,550	42,797	82,769	(57,868)	24,901		16,326

BBB/Baa2	7,032	12,173	27,676	46,881	(32,962)	13,919		4,577

BB/Ba2 or lower	2,489	5,762	7,676	15,927	(9,116)	6,811		4,544

Unrated	326	927	358	1,611	(13)	1,598		1,259
Total	$28,394	$54,829	$101,642	$184,865	$(117,461)	$67,404		$40,616

1.

Includes approximately $1 billion of OTC derivatives related to our European insurance business, which were classified as held for sale as of June 2013 and are included in “Other assets” in the condensed consolidated statements of financial condition. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about assets held for sale.

184	Goldman Sachs June 2013 Form 10-Q

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

Securities Financing Transactions. The firm enters into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We manage our credit risk on securities financing transactions using the credit risk process, measures, limits and risk mitigants described above.

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

Credit Exposures

As of June 2013, our credit exposures increased as compared with December 2012, reflecting an increase in loans and lending commitments, partially offset by a decrease in OTC derivatives. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased from December 2012 reflecting an increase in loans and lending commitments. During the six months ended June 2013, counterparty defaults were essentially unchanged compared with the same prior year period and primarily occurred within OTC derivatives. Estimated losses associated with these counterparty defaults were slightly higher compared with the same prior year period and were not material to the firm.

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments associated with traditional credit origination activities broken down by industry, region and internal credit rating.

Goldman Sachs June 2013 Form 10-Q	185

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions	June 2013	December 2012	June 2013	December 2012	June 2013	December 2012
Asset Managers & Funds	$ 92	$ —	$12,341	$10,552	$ 2,751	$ 1,673

Banks, Brokers & Other Financial Institutions	21,306	10,507	16,488	21,310	9,041	6,192

Consumer Products, Non-Durables & Retail	—	—	2,035	1,516	13,817	13,304

Government & Central Banks	51,065	62,162	14,077	14,729	1,648	1,782

Healthcare & Education	—	—	3,741	3,764	8,673	7,717

Insurance	—	—	3,015	4,214	3,297	3,199

Natural Resources & Utilities	—	—	4,159	4,383	17,372	16,360

Real Estate	6	—	430	381	4,890	3,796

Technology, Media, Telecommunications & Services	—	—	1,590	2,016	16,136	17,674

Transportation	—	—	817	1,207	6,592	6,557

Other	—	—	3,567	3,332	7,271	4,650
Total [2], 3	$72,469	$72,669	$62,260	$67,404	$91,488	$82,904

Credit Exposure by Region

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions	June 2013	December 2012	June 2013	December 2012	June 2013	December 2012
Americas	$63,124	$65,193	$30,496	$32,968	$62,400	$59,792

EMEA [4]	4,550	1,683	25,323	26,739	25,999	21,104

Asia	4,795	5,793	6,441	7,697	3,089	2,008
Total [2], 3	$72,469	$72,669	$62,260	$67,404	$91,488	$82,904

Credit Exposure by Credit Quality

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions Credit Rating Equivalent	June 2013	December 2012	June 2013	December 2012	June 2013	December 2012
AAA/Aaa	$50,402	$59,825	$ 3,315	$ 3,730	$ 2,181	$ 2,179

AA/Aa2	10,064	6,356	16,940	16,445	7,107	7,220

A/A2	10,874	5,068	21,652	24,901	21,545	21,901

BBB/Baa2	674	326	11,526	13,919	29,210	26,313

BB/Ba2 or lower	455	1,094	6,451	6,811	31,445	25,291

Unrated	—	—	2,376	1,598	—	—
Total [2], 3	$72,469	$72,669	$62,260	$67,404	$91,488	$82,904

1.

Includes approximately $18 billion and $12 billion of loans as of June 2013 and December 2012, respectively, and approximately $73 billion and $71 billion of lending commitments as of June 2013 and December 2012, respectively. Excludes certain bank loans and bridge loans and certain lending commitments that are risk managed as part of market risk using VaR and sensitivity measures.

2.

We had approximately $41 billion and $37 billion as of June 2013 and December 2012, respectively, in credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. See “— Securities Financing Transactions” above for further information about such exposures.

3.

Includes $71 million of cash, approximately $1 billion of OTC derivatives and approximately $1 billion of loans related to our European insurance business, which were classified as held for sale as of June 2013 and are included in “Other assets” in the condensed consolidated statements of financial condition. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about assets held for sale.

4.	EMEA (Europe, Middle East and Africa).

186	Goldman Sachs June 2013 Form 10-Q

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

	As of June 2013
	Credit Exposure												Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure		Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ 67		$ —	$ 67	$ (26)		$ 41	$ —	$ 41		$ 84	$ —	$ 2		$ 86

Non-Sovereign	—		9		—	9	—		9	—	9		22	5	(19)		8
Total Greece	—		76		—	76	(26)		50	—	50		106	5	(17)		94

Ireland
Sovereign	—		—		—	—	—		—	—	—		(39)	—	(276)		(315)

Non-Sovereign	425		318		177	920	(2)		918	17	935		233	72	105		410
Total Ireland	425		318		177	920	(2)		918	17	935		194	72	(171)		95

Italy
Sovereign	—		1,821		5	1,826	(1,794)		32	—	32		495	—	(235)		260

Non-Sovereign	59		578		176	813	(40)		773	530	1,303		210	71	(1,196)		(915)
Total Italy	59		2,399		181	2,639	(1,834)		805	530	1,335		705	71	(1,431)		(655)

Portugal
Sovereign	—		—		38	38	—		38	—	38		435	—	(96)		339

Non-Sovereign	—		28		1	29	—		29	—	29		292	(6)	(338)		(52)
Total Portugal	—		28		39	67	—		67	—	67		727	(6)	(434)		287

Spain
Sovereign	—		57		3	60	—		60	—	60		370	—	225		595

Non-Sovereign	1,165		158		26	1,349	(59)		1,290	781	2,071		1,317	6	(931)		392
Total Spain	1,165		215		29	1,409	(59)		1,350	781	2,131		1,687	6	(706)		987
Total	$1,649	[1]	$3,036	[2]	$426	$5,111	$(1,921	) [3]	$3,190	$1,328	$4,518	[4]	$3,419	$148	$(2,759	) [3]	$ 808 [4]

1.	Principally consists of loans for which the fair value of collateral exceeds the carrying value of such loans.

2.	Includes the benefit of $4.8 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $436 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

4.

Total credit exposure and total market exposure includes $402 million and $20 million, respectively, related to our European insurance business classified as held for sale as of June 2013. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about assets held for sale.

Goldman Sachs June 2013 Form 10-Q	187

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	As of December 2012
	Credit Exposure											Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ —		$ —	$ —	$ —		$ —	$ —	$ —	$ 30	$ —	$ —		$ 30

Non-Sovereign	—		5		1	6	—		6	—	6	65	15	(5)		75
Total Greece	—		5		1	6	—		6	—	6	95	15	(5)		105

Ireland
Sovereign	—		1		103	104	—		104	—	104	8	—	(150)		(142)

Non-Sovereign	—		126		36	162	—		162	—	162	801	74	155		1,030
Total Ireland	—		127		139	266	—		266	—	266	809	74	5		888

Italy
Sovereign	—		1,756		1	1,757	(1,714)		43	—	43	(415)	—	(603)		(1,018)

Non-Sovereign	43		560		129	732	(33)		699	587	1,286	434	65	(996)		(497)
Total Italy	43		2,316		130	2,489	(1,747)		742	587	1,329	19	65	(1,599)		(1,515)

Portugal
Sovereign	—		141		61	202	—		202	—	202	155	—	(226)		(71)

Non-Sovereign	—		44		2	46	—		46	—	46	168	(6)	(133)		29
Total Portugal	—		185		63	248	—		248	—	248	323	(6)	(359)		(42)

Spain
Sovereign	—		75		—	75	—		75	—	75	986	—	(268)		718

Non-Sovereign	1,048		259		23	1,330	(95)		1,235	733	1,968	1,268	83	(186)		1,165
Total Spain	1,048		334		23	1,405	(95)		1,310	733	2,043	2,254	83	(454)		1,883
Total	$1,091	[1]	$2,967	[2]	$356	$4,414	$(1,842	) [3]	$2,572	$1,320	$3,892	$3,500	$231	$(2,412	) [3]	$1,319

1.	Principally consists of loans for which the fair value of collateral exceeds the carrying value of such loans.

2.	Includes the benefit of $6.6 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $357 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underlyings. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives included above are bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash or U.S. Treasury securities. The gross purchased and written credit derivative notionals across the above countries for single-name and index credit default swaps (included in ‘Hedges’ and ‘Credit Derivatives’ in the tables above) were $181.8 billion and $173.3 billion, respectively, as of June 2013, and $179.4 billion and $168.6 billion, respectively, as of December 2012. Including netting under legally enforceable netting agreements, within each and across all of the countries above, the purchased and written credit derivative notionals for single-name and index credit default swaps were $24.0 billion and $15.3 billion, respectively, as of June 2013, and $26.0 billion and $15.3 billion, respectively, as of December 2012. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements.

In credit exposure above, ‘Other’ principally consists of deposits, secured lending transactions and other secured receivables, net of applicable collateral. As of June 2013 and December 2012, $10.6 billion and $4.8 billion, respectively, of secured lending transactions and other secured receivables were fully collateralized.

For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

188	Goldman Sachs June 2013 Form 10-Q

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

Credit events which occurred subsequent to June 2013 related to these countries did not have a material effect on our financial condition, results of operations, liquidity or capital resources.

Goldman Sachs June 2013 Form 10-Q	189

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

190	Goldman Sachs June 2013 Form 10-Q

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

Goldman Sachs June 2013 Form 10-Q	191

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

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

192	Goldman Sachs June 2013 Form 10-Q

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

In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. In addition, we make available on the Investor Relations section of our web site information regarding DFAST results and information on the firm’s risk management practices and regulatory capital ratios, as required under the disclosure-related provisions of the Federal Reserve Board’s market risk capital rules.

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

Goldman Sachs June 2013 Form 10-Q	193

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

194	Goldman Sachs June 2013 Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[1]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs	[1]
Month #1 (April 1, 2013 to April 30, 2013)	2,814,083	$142.14	2,814,083		83,544,365

Month #2 (May 1, 2013 to May 31, 2013)	5,380,689	154.09	5,380,689		78,163,676

Month #3 (June 1, 2013 to June 30, 2013)	2,276,733	162.91	2,276,733		75,886,943
Total	10,471,505		10,471,505

1.

On March 21, 2000, we announced that the Board of Directors of Group Inc. (Board) had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 430 million shares by resolutions of our Board adopted from June 2001 through April 2013. We use our share repurchase program to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital position (i.e., comparisons of our desired level and composition of capital to our actual level and composition of capital), but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date. Any repurchase of our common stock requires approval by the Federal Reserve Board.

Goldman Sachs June 2013 Form 10-Q	195

Item 6.    Exhibits

Exhibits

3.1

Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of May 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 28, 2013).

10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (2013) (incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 12, 2013).

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2013 and June 30, 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012, (iii) the Condensed Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and year ended December 31, 2012, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

196	Goldman Sachs June 2013 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ Harvey M. Schwartz
Name: Harvey M. Schwartz
Title: Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith
Title: Principal Accounting Officer

Date: August 7, 2013

Goldman Sachs June 2013 Form 10-Q	197