Form 10-Q
period 2013-09-30
GOLDMAN SACHS GROUP INC
filed 2013-11-07
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 25, 2013, there were 453,231,366 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Goldman Sachs September 2013 Form 10-Q	1

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2013	2012	2013	2012
Revenues
Investment banking	$1,166	$1,168	$ 4,286	$ 3,534

Investment management	1,153	1,147	3,670	3,518

Commissions and fees	765	748	2,467	2,407

Market making	1,364	2,650	7,493	8,652

Other principal transactions	1,434	1,802	4,917	3,909
Total non-interest revenues	5,882	7,515	22,833	22,020

Interest income	2,398	2,629	7,669	8,517

Interest expense	1,558	1,793	5,078	5,610
Net interest income	840	836	2,591	2,907
Net revenues, including net interest income	6,722	8,351	25,424	24,927
Operating expenses
Compensation and benefits	2,382	3,675	10,424	10,968

Brokerage, clearing, exchange and distribution fees	573	547	1,747	1,658

Market development	117	123	398	369

Communications and technology	202	190	572	588

Depreciation and amortization	280	396	848	1,238

Occupancy	205	217	633	643

Professional fees	211	205	675	652

Insurance reserves	—	153	176	431

Other expenses	585	547	1,766	1,486
Total non-compensation expenses	2,173	2,378	6,815	7,065
Total operating expenses	4,555	6,053	17,239	18,033
Pre-tax earnings	2,167	2,298	8,185	6,894

Provision for taxes	650	786	2,477	2,311
Net earnings	1,517	1,512	5,708	4,583

Preferred stock dividends	88	54	230	124
Net earnings applicable to common shareholders	$1,429	$1,458	$ 5,478	$ 4,459
Earnings per common share
Basic	$ 3.07	$ 2.95	$ 11.55	$ 8.85

Diluted	2.88	2.85	10.89	8.57

Dividends declared per common share	$ 0.50	$ 0.46	$ 1.50	$ 1.27

Average common shares outstanding
Basic	463.4	491.2	472.7	501.1

Diluted	496.4	510.9	503.2	520.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Net earnings	$1,517	$1,512	$5,708	$4,583

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(19)	(11)	(75)	(63)

Pension and postretirement liabilities	(4)	6	(11)	13

Available-for-sale securities	—	129	(327)	184

Cash flow hedges	6	—	6	—
Other comprehensive income/(loss)	(17)	124	(407)	134
Comprehensive income	$1,500	$1,636	$5,301	$4,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs September 2013 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
in millions, except share and per share amounts	September 2013	December 2012
Assets
Cash and cash equivalents	$ 65,478	$ 72,669

Cash and securities segregated for regulatory and other purposes (includes $36,746 and $30,484 at fair value as of September 2013 and December 2012, respectively)	53,875	49,671

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $169,429 and $141,331 at fair value as of September 2013 and December 2012, respectively)	169,868	141,334

Securities borrowed (includes $59,753 and $38,395 at fair value as of September 2013 and December 2012, respectively)	175,095	136,893

Receivables from brokers, dealers and clearing organizations	23,589	18,480

Receivables from customers and counterparties (includes $7,085 and $7,866 at fair value as of September 2013 and December 2012, respectively)	74,131	72,874

Financial instruments owned, at fair value (includes $52,490 and $67,177 pledged as collateral as of September 2013 and December 2012, respectively)	324,257	407,011

Other assets (includes $13,408 and $13,426 at fair value as of September 2013 and December 2012, respectively)	36,930	39,623
Total assets	$923,223	$938,555

Liabilities and shareholders’ equity
Deposits (includes $7,430 and $5,100 at fair value as of September 2013 and December 2012, respectively)	$ 71,570	$ 70,124

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	157,781	171,807

Securities loaned (includes $1,879 and $1,558 at fair value as of September 2013 and December 2012, respectively)	19,034	13,765

Other secured financings (includes $25,865 and $30,337 at fair value as of September 2013 and December 2012, respectively)	27,054	32,010

Payables to brokers, dealers and clearing organizations	8,447	5,283

Payables to customers and counterparties	193,426	189,202

Financial instruments sold, but not yet purchased, at fair value	131,158	126,644

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $18,682 and $17,595 at fair value as of September 2013 and December 2012, respectively)	39,238	44,304

Unsecured long-term borrowings (includes $11,741 and $12,593 at fair value as of September 2013 and December 2012, respectively)	168,082	167,305

Other liabilities and accrued expenses (includes $14,200 and $12,043 at fair value as of September 2013 and December 2012, respectively)	29,817	42,395
Total liabilities	845,607	862,839

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $7,200 and $6,200 as of September 2013 and December 2012, respectively	7,200	6,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 823,766,476 and 816,807,400 shares issued as of September 2013 and December 2012, respectively, and 441,499,049 and 465,148,387 shares outstanding as of September 2013 and December 2012, respectively	8	8

Restricted stock units and employee stock options	3,701	3,298

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	48,930	48,030

Retained earnings	69,975	65,223

Accumulated other comprehensive loss	(600)	(193)

Stock held in treasury, at cost, par value $0.01 per share; 382,267,429 and 351,659,015 shares as of September 2013 and December 2012, respectively	(51,598)	(46,850)
Total shareholders’ equity	77,616	75,716
Total liabilities and shareholders’ equity	$923,223	$938,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine Months Ended	Year Ended
in millions	September 2013	December 2012
Preferred stock
Balance, beginning of year	$ 6,200	$ 3,100

Issued	1,000	3,100
Balance, end of period	7,200	6,200

Common stock
Balance, beginning of year	8	8

Issued	—	—
Balance, end of period	8	8

Restricted stock units and employee stock options
Balance, beginning of year	3,298	5,681

Issuance and amortization of restricted stock units and employee stock options	1,845	1,368

Delivery of common stock underlying restricted stock units	(1,369)	(3,659)

Forfeiture of restricted stock units and employee stock options	(60)	(90)

Exercise of employee stock options	(13)	(2)
Balance, end of period	3,701	3,298

Additional paid-in capital
Balance, beginning of year	48,030	45,553

Delivery of common stock underlying share-based awards	1,418	3,939

Cancellation of restricted stock units in satisfaction of withholding tax requirements	(594)	(1,437)

Preferred stock issuance costs	(9)	(13)

Excess net tax benefit/(provision) related to share-based awards	86	(11)

Cash settlement of share-based compensation	(1)	(1)
Balance, end of period	48,930	48,030

Retained earnings
Balance, beginning of year	65,223	58,834

Net earnings	5,708	7,475

Dividends and dividend equivalents declared on common stock and restricted stock units	(726)	(903)

Dividends declared on preferred stock	(230)	(183)
Balance, end of period	69,975	65,223

Accumulated other comprehensive loss
Balance, beginning of year	(193)	(516)

Other comprehensive income/(loss)	(407)	323
Balance, end of period	(600)	(193)

Stock held in treasury, at cost
Balance, beginning of year	(46,850)	(42,281)

Repurchased	(4,775)	(4,637)

Reissued	40	77

Other	(13)	(9)
Balance, end of period	(51,598)	(46,850)
Total shareholders’ equity	$ 77,616	$ 75,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs September 2013 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September
in millions	2013	2012
Cash flows from operating activities
Net earnings	$ 5,708	$ 4,583

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	848	1,238

Share-based compensation	1,821	1,088

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(4,346)	10,616

Net receivables from brokers, dealers and clearing organizations	(2,011)	1,617

Net payables to customers and counterparties	7,828	1,867

Securities borrowed, net of securities loaned	(32,938)	(5,451)

Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(42,510)	42,112

Financial instruments owned, at fair value	65,520	(47,787)

Financial instruments sold, but not yet purchased, at fair value	5,011	(831)

Other, net	(2,668)	2,977
Net cash provided by operating activities	2,263	12,029

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(498)	(707)

Proceeds from sales of property, leasehold improvements and equipment	57	38

Business acquisitions, net of cash acquired	(1,266)	(439)

Proceeds from sales of investments	1,840	424

Purchase of available-for-sale securities	(738)	(3,671)

Proceeds from sales of available-for-sale securities	817	2,838

Loans held for investment, net	(6,027)	(2,111)
Net cash used for investing activities	(5,815)	(3,628)

Cash flows from financing activities
Unsecured short-term borrowings, net	135	(1,691)

Other secured financings (short-term), net	(6,415)	(2,045)

Proceeds from issuance of other secured financings (long-term)	4,883	4,004

Repayment of other secured financings (long-term), including the current portion	(2,032)	(10,333)

Proceeds from issuance of unsecured long-term borrowings	26,578	22,020

Repayment of unsecured long-term borrowings, including the current portion	(24,461)	(27,873)

Derivative contracts with a financing element, net	829	1,145

Deposits, net	1,446	15,417

Common stock repurchased	(4,775)	(3,116)

Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(956)	(779)

Proceeds from issuance of preferred stock, net of issuance costs	991	2,250

Proceeds from issuance of common stock, including stock option exercises	49	148

Excess tax benefit related to share-based compensation	90	84

Cash settlement of share-based compensation	(1)	(1)
Net cash used for financing activities	(3,639)	(770)
Net increase/(decrease) in cash and cash equivalents	(7,191)	7,631

Cash and cash equivalents, beginning of year	72,669	56,008
Cash and cash equivalents, end of period	$ 65,478	$ 63,639

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $4.68 billion and $7.87 billion during the nine months ended September 2013 and September 2012, respectively.

Cash payments for income taxes, net of refunds, were $3.81 billion and $1.09 billion during the nine months ended September 2013 and September 2012, respectively.

Non-cash activities:

The firm assumed $77 million of debt in connection with business acquisitions during the nine months ended September 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs September 2013 Form 10-Q

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

All references to September 2013 and September 2012 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2013 and September 30, 2012, respectively. All references to June 2013 and December 2012 refer to the dates June 30, 2013 and December 31, 2012, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs September 2013 Form 10-Q	7

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

8	Goldman Sachs September 2013 Form 10-Q

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

Goldman Sachs September 2013 Form 10-Q	9

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

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value, collateral posted in connection with certain derivative transactions, and loans held for investment. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. Receivables from customers and counterparties not accounted for at fair value, including loans held for investment, are accounted for at amortized cost net of estimated uncollectible amounts. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.” See Note 8 for further information about receivables from customers and counterparties.

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2013 and December 2012.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2013 and December 2012.

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

10	Goldman Sachs September 2013 Form 10-Q

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

Insurance Activities

Certain of the firm’s insurance contracts are accounted for at fair value under the fair value option, with changes in fair value included in “Market making” revenues. See Note 8 for further information about the fair values of these insurance contracts. The firm’s insurance activities consisted of the Americas reinsurance business and the European insurance business. See Note 12 for further information about the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013, and the firm’s European insurance business, which was classified as held for sale as of September 2013 and June 2013.

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of September 2013 and December 2012, “Cash and cash equivalents” included $7.30 billion and $6.75 billion, respectively, of cash and due from banks, and $58.18 billion and $65.92 billion, respectively, of interest-bearing deposits with banks.

Goldman Sachs September 2013 Form 10-Q	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Developments

Derecognition of in Substance Real Estate (ASC 360). In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360) — Derecognition of in Substance Real Estate — a Scope Clarification.” ASU No. 2011-10 clarifies that in order to deconsolidate a subsidiary (that is in substance real estate due to a default on the subsidiary’s nonrecourse debt), the parent must no longer control the subsidiary and also must satisfy the sale criteria in ASC 360-20, “Property, Plant, and Equipment — Real Estate Sales.” The ASU was effective for fiscal years beginning on or after June 15, 2012. The firm applied the provisions of the ASU to such events occurring on or after January 1, 2013. Adoption of ASU No. 2011-10 did not materially affect the firm’s financial condition, results of operations or cash flows.

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

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASC 815). In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes. The ASU also removes the restriction on using different benchmark rates for similar hedges. ASU No. 2013-10 was effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and adoption did not materially affect the firm’s financial condition, results of operations, or cash flows.

12	Goldman Sachs September 2013 Form 10-Q

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

	As of September 2013			As of December 2012
in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 5,902	$ —		$ 6,057	$ —

U.S. government and federal agency obligations	77,328	18,631		93,241	15,905

Non-U.S. government and agency obligations	46,257	32,591		62,250	32,361

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	5,884	53		9,805	—

Loans and securities backed by residential real estate	8,285	1		8,216	4

Bank loans and bridge loans	17,573	1,091	[4]	22,407	1,779	[4]

Corporate debt securities	15,280	5,398		20,981	5,761

State and municipal obligations	1,356	—		2,477	1

Other debt obligations	3,076	3		2,251	—

Equities and convertible debentures	77,485	24,903		96,454	20,406

Commodities [1]	4,372	—		11,696	—

Derivatives [2]	61,459	48,487		71,176	50,427
Total [3]	$324,257	$131,158		$407,011	$126,644

1.

As of December 2012, includes $4.29 billion of commodities that have been transferred to third parties, which were accounted for as collateralized financings rather than sales. No such transactions related to commodities included in “Financial instruments owned, at fair value” were outstanding as of September 2013.

2.

Reported on a net-by-counterparty basis when a legal right of setoff exists under an enforceable netting agreement and reported net of cash collateral received or posted under enforceable credit support agreements.

3.

As of December 2012, includes approximately $8.84 billion of assets, primarily consisting of corporate debt securities, and non-U.S. government and agency obligations related to the firm’s European insurance business. As of September 2013, all assets, including financial instruments owned, related to the firm’s European insurance business were classified as held for sale and included in “Other assets.” See Note 12 for further information about assets held for sale.

4.	Primarily relates to the fair value of unfunded lending commitments for which the fair value option was elected.

Goldman Sachs September 2013 Form 10-Q	13

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

Product Type	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Interest rates	$ 1,546	$1,854	$ 513	$ 3,211

Credit	155	827	1,609	3,476

Currencies	(1,318)	(689)	2,042	(643)

Equities	857	809	2,126	2,020

Commodities	187	(16)	836	511

Other	(63)	(135)	367	77
Market making	1,364	2,650	7,493	8,652
Other principal transactions [1]	1,434	1,802	4,917	3,909
Total	$ 2,798	$4,452	$12,410	$12,561

1.

Other principal transactions are included in the firm’s Investing & Lending segment. See Note 25 for net revenues, including net interest income, by product type for Investing & Lending, as well as the amount of net interest income included in Investing & Lending. The “Other” category in Note 25 relates to the firm’s consolidated investment entities, and primarily includes commodities-related net revenues.

14	Goldman Sachs September 2013 Form 10-Q

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

Level 2. Inputs to valuation techniques are observable, either directly or indirectly.

Level 3. One or more inputs to valuation techniques are significant and unobservable.

Goldman Sachs September 2013 Form 10-Q	15

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

	As of
$ in millions	September 2013	June 2013	December 2012
Total level 1 financial assets	$158,223	$165,174	$ 190,737

Total level 2 financial assets	487,295	492,118	502,293

Total level 3 financial assets	41,971	42,824	47,095

Cash collateral and counterparty netting [1]	(76,811)	(81,312)	(101,612)
Total financial assets at fair value	$610,678	$618,804	$ 638,513

Total assets	$923,223	$938,456	$ 938,555

Total level 3 financial assets as a percentage of Total assets	4.5%	4.6%	5.0%

Total level 3 financial assets as a percentage of Total financial assets at fair value	6.9%	6.9%	7.4%

Total level 1 financial liabilities	$ 73,218	$ 82,725	$ 65,994

Total level 2 financial liabilities	294,599	300,929	318,764

Total level 3 financial liabilities	25,294	22,564	25,679

Cash collateral and counterparty netting [1]	(24,375)	(24,562)	(32,760)
Total financial liabilities at fair value	$368,736	$381,656	$ 377,677

Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	6.9%	5.9%	6.8%

1.

Represents the impact on derivatives of cash collateral, and counterparty netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

Level 3 financial assets as of September 2013 decreased compared with June 2013, primarily reflecting a decrease in derivative assets, bank loans and bridge loans, and loans and securities backed by commercial real estate, partially offset by an increase in private equity investments. The decrease in derivative assets primarily reflected a decline in credit derivative assets, principally due to unrealized losses and settlements, and the impact of counterparty netting. The decrease in bank loans and bridge loans, and loans and securities backed by commercial real estate primarily reflected settlements and sales, partially offset by purchases. The increase in private equity investments primarily reflected unrealized gains and net transfers from level 2, partially offset by settlements.

Level 3 financial assets as of September 2013 also decreased compared with December 2012, primarily reflecting a decrease in derivative assets and bank loans and bridge loans, partially offset by an increase in private equity investments. The decrease in derivative assets primarily reflected a decline in credit derivative assets, principally due to settlements, unrealized losses and transfers to level 2. The decrease in bank loans and bridge loans primarily reflected settlements and sales, partially offset by purchases. The increase in private equity investments primarily reflected unrealized gains and purchases, partially offset by settlements.

See Notes 6, 7 and 8 for further information about level 3 cash instruments, derivatives and other financial assets and financial liabilities accounted for at fair value under the fair value option, respectively, including information about significant unrealized gains and losses, and transfers in and out of level 3.

16	Goldman Sachs September 2013 Form 10-Q

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

Goldman Sachs September 2013 Form 10-Q	17

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

18	Goldman Sachs September 2013 Form 10-Q

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

Level 3 Cash Instruments	Level 3 Assets as of September 2013 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average 1) as of September 2013
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$2,684	Discounted cash flows:
		• Yield	4.0% to 23.0% (9.5%)
		• Recovery rate [3]	36.0% to 87.5% (63.1%)
		• Duration (years) [4]	0.3 to 5.7 (2.0)
		• Basis	(15) points to 21 points (4 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,770	Discounted cash flows:
		• Yield	3.0% to 18.9% (9.3%)
		• Cumulative loss rate	1.0% to 34.3% (20.9%)
		• Duration (years) [4]	1.5 to 16.3 (3.5)
Bank loans and bridge loans	$9,475	Discounted cash flows:
		• Yield	1.6% to 37.0% (10.1%)
		• Recovery rate [3]	40.0% to 85.0% (55.5%)
		• Duration (years) [4]	0.4 to 4.4 (2.1)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$3,367	Discounted cash flows:
		• Yield	1.2% to 40.7% (9.9%)
		• Recovery rate [3]	0.0% to 70.0% (62.3%)
		• Duration (years) [4]	0.3 to 15.1 (4.2)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$16,180 [2]	Comparable multiples:
		• Multiples	0.6x to 19.9x (7.4x)
Discounted cash flows:
		• Discount rate/yield	10.0% to 45.0% (15.0%)
		• Long-term growth rate/compound annual growth rate	1.0% to 21.0% (10.3%)
		• Capitalization rate	4.7% to 11.0% (7.4%)

1.	Weighted averages are calculated by weighting each input by the relative fair value of the respective financial instruments.

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

4.	Duration is an estimate of the timing of future cash flows and, in certain cases, may incorporate the impact of other unobservable inputs (e.g., prepayment speeds).

Goldman Sachs September 2013 Form 10-Q	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Cash Instruments	Level 3 Assets as of December 2012 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average 1) as of December 2012
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$3,389	Discounted cash flows:
		• Yield	4.0% to 43.3% (9.8%)
		• Recovery rate [3]	37.0% to 96.2% (81.7%)
		• Duration (years) [4]	0.1 to 7.0 (2.6)
		• Basis	(13) points to 18 points (2 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,619	Discounted cash flows:
		• Yield	3.1% to 17.0% (9.7%)
		• Cumulative loss rate	0.0% to 61.6% (31.6%)
		• Duration (years) [4]	1.3 to 5.9 (3.7)
Bank loans and bridge loans	$11,235	Discounted cash flows:
		• Yield	0.3% to 34.5% (8.3%)
		• Recovery rate [3]	16.5% to 85.0% (56.0%)
		• Duration (years) [4]	0.2 to 4.4 (1.9)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$4,651	Discounted cash flows:
		• Yield	0.6% to 33.7% (8.6%)
		• Recovery rate [3]	0.0% to 70.0% (53.4%)
		• Duration (years) [4]	0.5 to 15.5 (4.0)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$14,855 [2]	Comparable multiples:
		• Multiples	0.7x to 21.0x (7.2x)
Discounted cash flows:
		• Discount rate/yield	10.0% to 25.0% (14.3%)
		• Long-term growth rate/compound annual growth rate	0.7% to 25.0% (9.3%)
		• Capitalization rate	3.9% to 11.4% (7.3%)

1.	Weighted averages are calculated by weighting each input by the relative fair value of the respective financial instruments.

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

20	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of September 2013
in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 241	$ 5,661	$ —		$ 5,902

U.S. government and federal agency obligations	39,595	37,733	—		77,328

Non-U.S. government and agency obligations	35,377	10,825	55		46,257

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	3,200	2,684		5,884

Loans and securities backed by residential real estate	—	6,515	1,770		8,285

Bank loans and bridge loans	—	8,098	9,475		17,573

Corporate debt securities [2]	465	12,502	2,313		15,280

State and municipal obligations	—	1,129	227		1,356

Other debt obligations [2]	—	2,304	772		3,076

Equities and convertible debentures	53,757	7,548	16,180	[3]	77,485

Commodities	—	4,372	—		4,372
Total	$129,435	$99,887	$33,476		$262,798

	Cash Instrument Liabilities at Fair Value as of September 2013
in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 18,574	$ 57	$ —		$ 18,631

Non-U.S. government and agency obligations	30,185	2,406	—		32,591

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	52	1		53

Loans and securities backed by residential real estate	—	1	—		1

Bank loans and bridge loans	—	744	347		1,091

Corporate debt securities	30	5,359	9		5,398

Other debt obligations	—	—	3		3

Equities and convertible debentures	24,409	487	7		24,903
Total	$ 73,198	$ 9,106	$ 367		$ 82,671

1.	Includes $340 million and $388 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $504 million and $1.36 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $14.13 billion of private equity investments, $1.60 billion of investments in real estate entities and $455 million of convertible debentures.

Goldman Sachs September 2013 Form 10-Q	21

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended September 2013, transfers into level 2 from level 1 of cash instruments were $31 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. During the three months ended September 2013, transfers into level 1 from level 2 of cash instruments were $22 million, reflecting transfers of public equity securities due to increased market activity in these instruments. During the three months ended September 2012, transfers into level 2 from level 1 of cash instruments were $205 million, including transfers of non-U.S. government obligations and equity securities of $118 million and $87 million, respectively, reflecting the level of market activity in these instruments. Transfers into level 1 from level 2 of cash instruments were $261 million, reflecting transfers of equity securities due to the level of market activity in these instruments.

During the nine months ended September 2013, transfers into level 2 from level 1 of cash instruments were $24 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. During the nine months ended September 2013, transfers into level 1 from level 2 of cash instruments were $71 million, reflecting transfers of public equity securities, primarily due to increased market activity in these instruments. During the nine months ended September 2012, transfers into level 2 from level 1 of cash instruments were $2.02 billion, including transfers of non-U.S. government obligations of $1.19 billion, reflecting the level of market activity in these instruments, and transfers of equity securities of $832 million, primarily reflecting the impact of transfer restrictions. Transfers into level 1 from level 2 of cash instruments were $427 million, including transfers of non-U.S. government obligations of $225 million, reflecting the level of market activity in these instruments, and transfers of equity securities of $182 million, where the firm was able to obtain quoted prices for certain instruments and due to the level of market activity for other instruments.

22	Goldman Sachs September 2013 Form 10-Q

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

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the period.

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended September 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 90	$ —		$ 3		$ 2		$ (27)	$ —	$ 11	$ (24)	$ 55

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	2,969	40		66		320		(338)	(363)	77	(87)	2,684

Loans and securities backed by residential real estate	1,738	17		37		207		(84)	(114)	61	(92)	1,770

Bank loans and bridge loans	9,997	118		105		1,317		(580)	(1,446)	706	(742)	9,475

Corporate debt securities	2,492	80		61		190		(357)	(63)	137	(227)	2,313

State and municipal obligations	322	1		(2)		28		(59)	(1)	4	(66)	227

Other debt obligations	876	13		15		116		(26)	(56)	48	(214)	772

Equities and convertible debentures	15,417	20		697		306		(115)	(378)	496	(263)	16,180
Total	$33,901	$289	[2]	$982	[2]	$2,486		$(1,586)	$(2,421)	$1,540	$(1,715)	$33,476

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended September 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 385	$ (4)		$ 17		$ (101)		$ 49	$ 3	$ 32	$ (14)	$ 367

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include gains of approximately $149 million, $891 million and $231 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain/(loss) on level 3 cash instrument assets of $965 million (reflecting $982 million of gains on cash instrument assets and $17 million of losses on cash instrument liabilities) for the three months ended September 2013 primarily consisted of gains on private equity investments, primarily driven by strong corporate performance and company-specific events.

Transfers into level 3 during the three months ended September 2013 primarily reflected transfers of certain bank loans and bridge loans and private equity investments from level 2, due to a lack of market transactions in these instruments.

Transfers out of level 3 during the three months ended September 2013 primarily reflected transfers to level 2 of certain bank loans and bridge loans, private equity investments and other debt obligations, as a result of market transactions in these or similar instruments, and corporate debt obligations, principally due to increased transparency as a result of market transactions in these instruments and certain unobservable inputs not being significant to the valuation of these instruments.

Goldman Sachs September 2013 Form 10-Q	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Nine Months Ended September 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 26	$ 5		$ 9		$ 23		$ (14)	$ (2)	$ 11	$ (3)	$ 55

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,389	86		197		549		(627)	(965)	197	(142)	2,684

Loans and securities backed by residential real estate	1,619	37		99		633		(380)	(236)	78	(80)	1,770

Bank loans and bridge loans	11,235	356		278		3,494		(2,042)	(3,408)	1,052	(1,490)	9,475

Corporate debt securities	2,821	255		393		542		(1,392)	(420)	353	(239)	2,313

State and municipal obligations	619	3		1		99		(461)	(2)	6	(38)	227

Other debt obligations	1,185	35		16		563		(410)	(60)	17	(574)	772

Equities and convertible debentures	14,855	154		1,635		1,640		(650)	(1,396)	1,015	(1,073)	16,180
Total	$35,749	$931	[2]	$2,628	[2]	$7,543		$(5,976)	$(6,489)	$2,729	$(3,639)	$33,476

	Level 3 Cash Instrument Liabilities at Fair Value for the Nine Months Ended September 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 642	$ 7		$ —		$ (368)		$ 187	$ 13	$ 46	$ (160)	$ 367

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include gains of approximately $664 million, $2.31 billion and $585 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instrument assets of $2.63 billion for the nine months ended September 2013 primarily consisted of gains on private equity investments, primarily driven by strong corporate performance and company-specific events, corporate debt securities, primarily due to tighter credit spreads, and bank loans and bridge loans, primarily due to company-specific events.

Transfers into level 3 during the nine months ended September 2013 primarily reflected transfers of certain bank loans and bridge loans and private equity investments from level 2, principally due to a lack of market transactions in these instruments.

Transfers out of level 3 during the nine months ended September 2013 primarily reflected transfers of certain bank loans and bridge loans, private equity investments and other debt obligations to level 2, principally due to increased transparency of market prices as a result of market transactions in these instruments and transfers related to the firm’s European insurance business of certain level 3 bank loans and bridge loans within cash instruments to level 3 other assets within other financial assets at fair value, as this business was classified as held for sale during the period.

24	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended September 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 7	$ —		$ —		$ —		$ —	$ (7)	$ —	$ —	$ —

Non-U.S. government and agency obligations	8	—		3		2		—	—	—	—	13

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,166	57		78		355		(362)	(44)	214	(146)	3,318

Loans and securities backed by residential real estate	1,632	65		44		81		(266)	(351)	98	(15)	1,288

Bank loans and bridge loans	10,461	151		150		1,535		(906)	(805)	691	(444)	10,833

Corporate debt securities	2,367	106		140		462		(274)	(120)	240	(200)	2,721

State and municipal obligations	547	4		5		36		(27)	(2)	20	–	583

Other debt obligations	1,757	5		51		197		(88)	(25)	118	(7)	2,008

Equities and convertible debentures	14,420	31		632		513		(320)	(108)	798	(840)	15,126
Total	$34,365	$419	[2]	$1,103	[2]	$3,181		$(2,243)	$(1,462)	$2,179	$(1,652)	$35,890

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended September 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 739	$ (2)		$ 3		$ (105)		$ 65	$ 16	$ 46	$ (89)	$ 673

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include gains of approximately $340 million, $843 million and $339 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

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

Goldman Sachs September 2013 Form 10-Q	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Nine Months Ended September 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 148	$ (55)	$ 4		$ 2		$ (8)	$ (71)	$ 6	$ (13)	$ 13

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,346	143	227		1,337		(956)	(859)	218	(138)	3,318

Loans and securities backed by residential real estate	1,709	128	239		345		(729)	(471)	77	(10)	1,288

Bank loans and bridge loans	11,285	431	318		3,393		(2,754)	(2,122)	1,237	(955)	10,833

Corporate debt securities	2,480	266	229		865		(851)	(352)	344	(260)	2,721

State and municipal obligations	599	16	8		53		(80)	(12)	—	(1)	583

Other debt obligations	1,451	52	50		645		(365)	(41)	222	(6)	2,008

Equities and convertible debentures	13,667	60	1,158		2,166		(497)	(640)	866	(1,654)	15,126
Total	$34,685	$1,041 [2]	$2,233	[2]	$8,806		$(6,240)	$(4,568)	$2,970	$(3,037)	$35,890

	Level 3 Cash Instrument Liabilities at Fair Value for the Nine Months Ended September 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	[1]	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 905	$ (35)	$ 9		$ (427)		$ 244	$ 81	$ 90	$ (194)	$ 673

1.	Includes both originations and secondary market purchases.

2.	The aggregate amounts include gains of approximately $560 million, $1.77 billion and $945 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

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

26	Goldman Sachs September 2013 Form 10-Q

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

The firm’s investments in funds that calculate NAV primarily consist of investments in firm-sponsored funds where the firm co-invests with third-party investors. The private equity, credit and real estate funds are primarily closed-end funds in which the firm’s investments are not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated and it is estimated that substantially all of the underlying assets of existing funds will be liquidated over the next six years. The firm continues to manage its existing funds taking into account the transition periods under the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), although the rules have not yet been finalized.

The firm’s investments in hedge funds are generally redeemable on a quarterly basis with 91 days’ notice, subject to a maximum redemption level of 25% of the firm’s initial investments at any quarter-end. The firm currently plans to comply with the Volcker Rule by redeeming certain of its interests in hedge funds. Since March 2012, the firm has redeemed approximately $1.90 billion of these interests in hedge funds, including approximately $310 million and $840 million during the three and nine months ended September 2013, respectively.

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of September 2013		As of December 2012
in millions	Fair Value of Investments	Unfunded Commitments	Fair Value of Investments	Unfunded Commitments
Private equity funds [1]	$ 7,263	$2,555	$ 7,680	$2,778

Credit funds [2]	3,844	2,518	3,927	2,843

Hedge funds [3]	1,931	—	2,167	—

Real estate funds [4]	1,892	468	2,006	870
Total	$14,930	$5,541	$15,780	$6,491

1.	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, growth investments and distressed investments.

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

4.	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

Goldman Sachs September 2013 Form 10-Q	27

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

Market-Making. As a market maker, the firm enters into derivative transactions to provide liquidity to clients and to facilitate the transfer and hedging of their risks. In this capacity, the firm typically acts as principal and is consequently required to commit capital to provide execution. As a market maker, it is essential to maintain an inventory of financial instruments sufficient to meet expected client and market demands.

Risk Management. The firm also enters into derivatives to actively manage risk exposures that arise from its market-making and investing and lending activities in derivative and cash instruments. The firm’s holdings and exposures are hedged, in many cases, on either a portfolio or risk-specific basis, as opposed to an instrument-by-instrument basis. The offsetting impact of this economic hedging is reflected in the same business segment as the related revenues. In addition, the firm may enter into derivatives designated as hedges under U.S. GAAP. These derivatives are used to manage interest rate exposure in certain fixed-rate unsecured long-term and short-term borrowings, and deposits, to manage foreign currency exposure on the net investment in certain non-U.S. operations, and to manage the exposure to the variability in cash flows associated with the forecasted sales of certain energy commodities by one of the firm’s consolidated investments.

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

The table below presents the fair value of derivatives on a net-by-counterparty basis.

	As of September 2013		As of December 2012
in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 5,923	$ 4,166	$ 3,772	$ 2,937

OTC	55,536	44,321	67,404	47,490
Total	$61,459	$48,487	$71,176	$50,427

28	Goldman Sachs September 2013 Form 10-Q

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

	As of September 2013			As of December 2012
in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Interest rates	$ 414,150	$ 382,222	$40,686,745	$ 584,584	$ 545,605	$34,891,763

Exchange-traded	155	225	2,665,287	47	26	2,502,867

OTC-cleared [1]	9,665	12,755	21,182,289	8,847	11,011	14,678,349

Bilateral OTC	404,330	369,242	16,839,169	575,690	534,568	17,710,547

Credit	67,792	61,144	3,248,369	85,816	74,927	3,615,757

OTC-cleared	3,607	3,427	363,148	3,359	2,638	304,100

Bilateral OTC	64,185	57,717	2,885,221	82,457	72,289	3,311,657

Currencies	69,229	62,972	4,164,998	72,128	60,808	3,833,114

Exchange-traded	37	56	14,283	31	82	12,341

OTC-cleared	87	116	10,075	14	14	5,487

Bilateral OTC	69,105	62,800	4,140,640	72,083	60,712	3,815,286

Commodities	19,782	18,857	802,809	23,320	24,350	774,115

Exchange-traded	5,955	4,486	410,100	5,360	5,040	344,823

OTC-cleared	55	36	739	26	23	327

Bilateral OTC	13,772	14,335	391,970	17,934	19,287	428,965

Equities	55,328	52,258	1,483,779	49,483	43,681	1,202,181

Exchange-traded	11,679	11,302	555,286	9,409	8,864	441,494

OTC-cleared	—	—	2	—	—	—

Bilateral OTC	43,649	40,956	928,491	40,074	34,817	760,687
Subtotal	626,281	577,453	50,386,700	815,331	749,371	44,316,930
Derivatives accounted for as hedges
Interest rates	17,029	389	136,717	23,772	66	128,302

OTC-cleared	1,528	7	9,578	—	—	—

Bilateral OTC	15,501	382	127,139	23,772	66	128,302

Currencies	44	135	9,329	21	86	8,452

OTC-cleared	—	4	391	—	—	3

Bilateral OTC	44	131	8,938	21	86	8,449

Commodities	31	—	335	—	—	—

Exchange-traded	—	—	23	—	—	—

Bilateral OTC	31	—	312	—	—	—
Subtotal	17,104	524	146,381	23,793	152	136,754
Gross fair value/notional amount of derivatives	$ 643,385 [2]	$ 577,977 [2]	$50,533,081	$ 839,124 [2]	$ 749,523 [2]	$44,453,684
Amounts that have been offset in the condensed consolidated statements of financial condition
Counterparty netting	(506,920)	(506,920)		(668,460)	(668,460)

Exchange-traded	(11,903)	(11,903)		(11,075)	(11,075)

OTC-cleared	(14,399)	(14,399)		(11,507)	(11,507)

Bilateral OTC	(480,618)	(480,618)		(645,878)	(645,878)

Cash collateral	(75,006)	(22,570)		(99,488)	(30,636)

OTC-cleared	(251)	(1,810)		(468)	(2,160)

Bilateral OTC	(74,755)	(20,760)		(99,020)	(28,476)
Fair value included in financial instruments owned/ financial instruments sold, but not yet purchased	$ 61,459	$ 48,487		$ 71,176	$ 50,427
Amounts that have not been offset in the condensed consolidated statements of financial condition
Cash collateral received/posted	(421)	(2,770)		(812)	(2,994)

Securities collateral received/posted	(15,713)	(10,585)		(17,225)	(14,262)
Total	$ 45,325	$ 35,132		$ 53,139	$ 33,171

1.

OTC derivatives that are cleared with certain clearing organizations are settled each day. The impact of such settlement results in a reduction of gross interest rate derivative assets and liabilities of $263.01 billion and $245.33 billion, respectively, as of September 2013, and $315.40 billion and $298.69 billion, respectively, as of December 2012. If these derivatives were not recognized as settled, the firm believes there would be no impact to the condensed consolidated statements of financial condition for the periods presented.

2.

Includes derivative assets and derivative liabilities of $25.62 billion and $26.59 billion, respectively, as of September 2013, and derivative assets and derivative liabilities of $24.62 billion and $25.73 billion, respectively, as of December 2012, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs September 2013 Form 10-Q	29

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

30	Goldman Sachs September 2013 Form 10-Q

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

•

For level 3 credit derivatives, significant unobservable inputs include illiquid credit spreads and upfront credit points, which are unique to specific reference obligations and reference entities, recovery rates and certain correlations required to value credit and mortgage derivatives (e.g., the likelihood of default of the underlying reference obligation relative to one another).

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

Goldman Sachs September 2013 Form 10-Q	31

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

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of September 2013 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) [1] as of September 2013
Interest rates	$(72)	Option pricing models:
		Correlation [3]	22% to 84% (60% / 65%)
		Volatility	30 basis points per annum (bpa) to 214 bpa (86 bpa / 79 bpa)
Credit	$4,002 [2]	Option pricing models, correlation models and discounted cash flows models:
		Correlation [3]	5% to 89% (58% / 58%)
		Credit spreads	3 basis points (bps) to 1,028 bps (156 bps / 116 bps) [4]
		Upfront credit points	0 points to 100 points (49 points / 47 points)
		Recovery rates	20% to 88% (47% / 40%)
Currencies	$28	Option pricing models:
		Correlation [3]	65% to 87% (75% / 74%)
Commodities	$(81) [2]	Option pricing models and discounted cash flows models:
		Volatility	17% to 45% (24% / 23%)
		Spread per million British Thermal units (MMBTU) of natural gas	$(1.86) to $3.80 ($(0.04) / $(0.03))
		Price per barrel of oil	$85.57 to $99.83 ($91.50 / $91.18)
Equities	$(1,541)	Option pricing models:
		Correlation [3]	25% to 99% (60% / 59%)
		Volatility	6% to 92% (23% / 21%)

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

3.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (42)% to 78% (Average: 28% / Median: 36%) as of September 2013.

4.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

32	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of December 2012 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) [1] as of December 2012
Interest rates	$(355)	Option pricing models:
		Correlation [3]	22% to 97% (67% / 68%)
		Volatility	37 bpa to 59 bpa (48 bpa / 47 bpa)
Credit	$6,228 [2]	Option pricing models, correlation models and discounted cash flows models:
		Correlation [3]	5% to 95% (50% / 50%)
		Credit spreads	9 bps to 2,341 bps (225 bps / 140 bps) [4]
		Recovery rates	15% to 85% (54% / 53%)
Currencies	$35	Option pricing models:
		Correlation [3]	65% to 87% (76% / 79%)
Commodities	$(304) [2]	Option pricing models and discounted cash flows models:
		Volatility	13% to 53% (30% / 29%)
		Spread per MMBTU of natural gas	$(0.61) to $6.07 ($0.02 / $0.00)
		Price per megawatt hour of power	$17.30 to $57.39 ($33.17 / $32.80)
		Price per barrel of oil	$86.64 to $98.43 ($92.76 / $93.62)
Equities	$(1,248)	Option pricing models:
		Correlation [3]	48% to 98% (68% / 67%)
		Volatility	15% to 73% (31% / 30%)

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

3.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (51)% to 66% (Average: 30% / Median: 35%) as of December 2012.

4.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

Goldman Sachs September 2013 Form 10-Q	33

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

•

Credit spreads, upfront credit points and recovery rates: The ranges for credit spreads, upfront credit points and recovery rates cover a variety of underliers (index and single names), regions, sectors, maturities and credit qualities (high-yield and investment-grade). The broad range of this population gives rise to the width of the ranges of significant unobservable inputs.

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

•

Credit spreads, upfront credit points and recovery rates: In general, the fair value of purchased credit protection increases as credit spreads or upfront credit points increase or recovery rates decrease. Credit spreads, upfront credit points and recovery rates are strongly related to distinctive risk factors of the underlying reference obligations, which include reference entity-specific factors such as leverage, volatility and industry, market-based risk factors, such as borrowing costs or liquidity of the underlying reference obligation, and macroeconomic conditions.

•

Commodity prices and spreads: In general, for contracts where the holder is receiving a commodity, an increase in the spread (price difference from a benchmark index due to differences in quality or delivery location) or price results in a higher fair value measurement.

34	Goldman Sachs September 2013 Form 10-Q

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

	Derivative Assets at Fair Value as of September 2013
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 8	$ 430,842	$ 329	$ —		$ 431,179

Credit	—	59,699	8,093	—		67,792

Currencies	—	68,678	595	—		69,273

Commodities	—	19,367	446	—		19,813

Equities	8	54,519	801	—		55,328
Gross fair value of derivative assets	16	633,105	10,264	—		643,385

Counterparty netting [1]	—	(501,848)	(3,267)	(1,805	) [3]	(506,920)
Subtotal	$16	$ 131,257	$ 6,997	$(1,805)		$ 136,465

Cash collateral [2]						(75,006)
Fair value included in financial instruments owned						$ 61,459

	Derivative Liabilities at Fair Value as of September 2013
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$ 6	$ 382,204	$ 401	$ —		$ 382,611

Credit	—	57,053	4,091	—		61,144

Currencies	—	62,540	567	—		63,107

Commodities	—	18,330	527	—		18,857

Equities	14	49,902	2,342	—		52,258
Gross fair value of derivative liabilities	20	570,029	7,928	—		577,977

Counterparty netting [1]	—	(501,848)	(3,267)	(1,805	) [3]	(506,920)
Subtotal	$20	$ 68,181	$ 4,661	$(1,805)		$ 71,057

Cash collateral [2]						(22,570)
Fair value included in financial instruments sold, but not yet purchased						$ 48,487

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

Goldman Sachs September 2013 Form 10-Q	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Derivative Assets at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$13	$ 608,151	$ 192	$ —		$ 608,356

Credit	—	74,907	10,909	—		85,816

Currencies	—	71,157	992	—		72,149

Commodities	—	22,697	623	—		23,320

Equities	43	48,698	742	—		49,483
Gross fair value of derivative assets	56	825,610	13,458	—		839,124

Counterparty netting [1]	—	(662,798)	(3,538)	(2,124	) [3]	(668,460)
Subtotal	$56	$ 162,812	$ 9,920	$(2,124)		$ 170,664

Cash collateral [2]						(99,488)
Fair value included in financial instruments owned						$ 71,176

	Derivative Liabilities at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting		Total
Interest rates	$14	$ 545,110	$ 547	$ —		$ 545,671

Credit	—	70,246	4,681	—		74,927

Currencies	—	59,937	957	—		60,894

Commodities	—	23,423	927	—		24,350

Equities	50	41,641	1,990	—		43,681
Gross fair value of derivative liabilities	64	740,357	9,102	—		749,523

Counterparty netting [1]	—	(662,798)	(3,538)	(2,124	) [3]	(668,460)
Subtotal	$64	$ 77,559	$ 5,564	$(2,124)		$ 81,063

Cash collateral [2]						(30,636)
Fair value included in financial instruments sold, but not yet purchased						$ 50,427

1.	Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.

2.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

3.	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy under enforceable netting agreements.

36	Goldman Sachs September 2013 Form 10-Q

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the period.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended September 2013
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (230)	$(49)		$ 16	$ —	$ —	$ 42	$ 88	$ 61	$ (72)

Credit — net	4,621	13		(391)	10	(14)	(224)	68	(81)	4,002

Currencies — net	30	(26)		2	2	—	53	6	(39)	28

Commodities — net	25	9		(105)	12	(8)	(19)	51	(46)	(81)

Equities — net	(2,605)	(21)		662	38	(134)	307	(44)	256	(1,541)
Total derivatives — net	$ 1,841	$(74	) [1]	$ 184 [1,2]	$62	$(156)	$ 159	$169	$151	$ 2,336

1.	The aggregate amounts include gains/(losses) of approximately $140 million and $(30) million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

The net unrealized gain on level 3 derivatives of $184 million for the three months ended September 2013 was primarily attributable to the impact of an increase in equity prices on certain equity derivatives, partially offset by losses on certain credit derivatives, primarily due to the impact of changes in foreign exchange rates and tighter credit spreads, and certain commodity derivatives, primarily due to an increase in certain commodity prices.

Transfers into level 3 derivatives during the three months ended September 2013 primarily reflected transfers of certain interest rate derivative assets from level 2, principally due to reduced transparency of volatility inputs used to value these derivatives and transfers of certain credit derivatives from level 2, principally due to unobservable credit spread inputs becoming significant to the valuation of these derivatives.

Transfers out of level 3 derivatives during the three months ended September 2013 primarily reflected transfers of certain equity derivative liabilities and certain credit derivatives to level 2, principally due to unobservable inputs no longer being significant to the valuation of these derivatives.

Goldman Sachs September 2013 Form 10-Q	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Nine Months Ended September 2013
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (355)	$(100)		$ 132		$ 1	$ (1)	$ 192	$ 48	$ 11	$ (72)

Credit — net	6,228	25		(688)		110	(181)	(1,179)	69	(382)	4,002

Currencies — net	35	(80)		(209)		10	(5)	146	164	(33)	28

Commodities — net	(304)	40		17		79	(36)	(24)	(48)	195	(81)

Equities — net	(1,248)	(21)		616		97	(1,851)	767	(47)	146	(1,541)
Total derivatives — net	$ 4,356	$(136	) [1]	$(132	) [1,2]	$297	$(2,074)	$ (98)	$ 186	$ (63)	$ 2,336

1.	The aggregate amounts include losses of approximately $62 million and $206 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

The net unrealized loss on level 3 derivatives of $132 million for the nine months ended September 2013 was primarily attributable to the impact of tighter credit spreads on certain credit derivatives and changes in foreign exchange rates on certain currency derivatives, partially offset by the impact of an increase in equity prices on certain equity derivatives.

Transfers into level 3 derivatives during the nine months ended September 2013 primarily reflected transfers of certain currency derivative assets from level 2, principally due to unobservable correlation inputs becoming significant to the valuation of these derivatives.

Transfers out of level 3 derivatives during the nine months ended September 2013 primarily reflected transfers of certain credit derivatives to level 2, principally due to unobservable inputs not being significant to the net risk of certain portfolios, transfers of certain commodity derivative liabilities to level 2, principally due to unobservable volatility inputs no longer being significant to the valuation of these derivatives, and transfers of certain equity derivative liabilities to level 2, primarily due to increased transparency of unobservable correlation inputs used to value these derivatives.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended September 2012
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (353)	$ (24)		$ 49		$ 1	$ —	$ (36)	$ (147)	$ 27	$ (483)

Credit — net	6,119	72		(736)		50	(58)	(596)	2,124	4	6,979

Currencies — net	192	(8)		27		4	(7)	75	61	7	351

Commodities — net	(240)	(38)		18		74	(431)	31	(88)	23	(651)

Equities — net	(548)	(69)		(68)		4	(63)	146	(38)	59	(577)
Total derivatives — net	$ 5,170	$ (67	) [1]	$ (710	) [1,2]	$ 133	$ (559)	$ (380)	$1,912	$ 120	$ 5,619

1.	The aggregate amounts include losses of approximately $625 million and $152 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

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

38	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Nine Months Ended September 2012
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (371)	$ (58)	$ (4)		$ 2	$ (11)	$ (10)	$ (44)	$ 13	$ (483)

Credit — net	6,300	273	(354)		151	(159)	(1,418)	2,265	(79)	6,979

Currencies — net	842	(18)	(208)		13	(10)	(100)	95	(263)	351

Commodities — net	(605)	(75)	135		266	(605)	396	(188)	25	(651)

Equities — net	(432)	16	(276)		131	(240)	186	(15)	53	(577)
Total derivatives — net	$5,734	$138 [1]	$(707	) [1,2]	$563	$(1,025)	$ (946)	$2,113	$(251)	$5,619

1.	The aggregate amounts include losses of approximately $465 million and $104 million reported in “Market making” and “Other principal transactions,” respectively.

2.	Principally resulted from changes in level 2 inputs.

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

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $(21) million and $(377) million for the three months ended September 2013 and September 2012, respectively, and $16 million and $(716) million for the nine months ended September 2013 and September 2012, respectively.

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

	As of
in millions	September 2013	December 2012
Fair value of assets	$ 227	$ 320

Fair value of liabilities	301	398
Net liability	$ 74	$ 78
Notional amount	$8,091	$10,567

Goldman Sachs September 2013 Form 10-Q	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and by product type. Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

in millions	OTC Derivatives as of September 2013
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 6,994	$23,248	$63,903	$ 94,145

Credit	1,951	9,370	6,427	17,748

Currencies	8,590	7,553	7,426	23,569

Commodities	2,591	4,326	139	7,056

Equities	5,599	7,552	6,039	19,190

Netting across product types [1]	(2,398)	(5,276)	(4,060)	(11,734)
Subtotal	$23,327	$46,773	$79,874	$149,974

Cross maturity netting [2]				(19,432)

Cash collateral [3]				(75,006)
Total				$ 55,536

Liabilities Product Type	0 - 12 Months	1- 5 Years	5 Years or Greater	Total
Interest rates	$ 5,873	$16,616	$23,019	$ 45,508

Credit	802	8,044	2,253	11,099

Currencies	8,071	4,608	4,706	17,385

Commodities	2,195	3,335	2,038	7,568

Equities	6,660	6,426	3,411	16,497

Netting across product types [1]	(2,398)	(5,276)	(4,060)	(11,734)
Subtotal	$21,203	$33,753	$31,367	$ 86,323

Cross maturity netting [2]				(19,432)

Cash collateral [3]				(22,570)
Total				$ 44,321

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

40	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in millions	OTC Derivatives as of December 2012
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$10,318	$28,445	$ 80,449	$119,212

Credit	2,190	12,244	7,970	22,404

Currencies	11,100	8,379	11,044	30,523

Commodities	3,840	3,862	304	8,006

Equities	3,757	7,730	6,957	18,444

Netting across product types [1]	(2,811)	(5,831)	(5,082)	(13,724)
Subtotal	$28,394	$54,829	$101,642	$184,865

Cross maturity netting [2]				(17,973)

Cash collateral [3]				(99,488)
Total				$ 67,404

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 6,266	$17,860	$ 32,422	$ 56,548

Credit	809	7,537	3,168	11,514

Currencies	8,586	4,849	5,782	19,217

Commodities	3,970	3,119	2,267	9,356

Equities	3,775	5,476	3,937	13,188

Netting across product types [1]	(2,811)	(5,831)	(5,082)	(13,724)
Subtotal	$20,595	$33,010	$ 42,494	$ 96,099

Cross maturity netting [2]				(17,973)

Cash collateral [3]				(30,636)
Total				$ 47,490

1.

Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category under enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category.

2.	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories under enforceable netting agreements.

3.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

Goldman Sachs September 2013 Form 10-Q	41

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

	As of
in millions	September 2013	December 2012
Net derivative liabilities under bilateral agreements	$21,972	$27,885

Collateral posted	18,560	24,296

Additional collateral or termination payments for a one-notch downgrade	1,943	1,534

Additional collateral or termination payments for a two-notch downgrade	2,833	2,500

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

42	Goldman Sachs September 2013 Form 10-Q

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

As of September 2013, written and purchased credit derivatives had total gross notional amounts of $1.59 trillion and $1.66 trillion, respectively, for total net notional purchased protection of $76.38 billion. As of December 2012, written and purchased credit derivatives had total gross notional amounts of $1.76 trillion and $1.86 trillion, respectively, for total net notional purchased protection of $98.33 billion.

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

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives				Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives	[1]	Other Purchased Credit Derivatives	[2]	Asset	Liability	Net Asset/ (Liability)
As of September 2013
Credit spread on underlying (basis points)
0-250	$315,815	$ 988,692	$ 69,132	$1,373,639	$1,274,940		$171,561		$26,477	$ 6,679	$ 19,798

251-500	6,304	84,999	36,281	127,584	106,171		22,169		4,910	4,441	469

501-1,000	5,802	26,694	5,491	37,987	31,990		5,098		559	2,093	(1,534)

Greater than 1,000	8,852	38,567	1,354	48,773	42,305		10,124		694	15,849	(15,155)
Total	$336,773	$1,138,952	$112,258	$1,587,983	$1,455,406		$208,952		$32,640	$29,062	$ 3,578

As of December 2012
Credit spread on underlying (basis points)
0-250	$360,289	$ 989,941	$103,481	$1,453,711	$1,343,561		$201,459		$28,817	$ 8,249	$ 20,568

251-500	13,876	126,659	35,086	175,621	157,371		19,063		4,284	7,848	(3,564)

501-1,000	9,209	52,012	5,619	66,840	60,456		8,799		769	4,499	(3,730)

Greater than 1,000	11,453	49,721	3,622	64,796	57,774		10,812		568	21,970	(21,402)
Total	$394,827	$1,218,333	$147,808	$1,760,968	$1,619,162		$240,133		$34,438	$42,566	$ (8,128)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of purchased credit derivatives in excess of the notional amount included in “Offsetting Purchased Credit Derivatives.”

Goldman Sachs September 2013 Form 10-Q	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedge Accounting

The firm applies hedge accounting for (i) certain interest rate swaps used to manage the interest rate exposure of certain fixed-rate unsecured long-term and short-term borrowings and certain fixed-rate certificates of deposit, (ii) certain foreign currency forward contracts and foreign currency-denominated debt used to manage foreign currency exposures on the firm’s net investment in certain non-U.S. operations and (iii) certain commodity-related swap and forward contracts used to manage the exposure to the variability in cash flows associated with the forecasted sales of certain energy commodities by one of the firm’s consolidated investments.

To qualify for hedge accounting, the derivative hedge must be highly effective at reducing the risk from the exposure being hedged. Additionally, the firm must formally document the hedging relationship at inception and test the hedging relationship at least on a quarterly basis to ensure the derivative hedge continues to be highly effective over the life of the hedging relationship.

Fair Value Hedges

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

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Interest rate hedges	$(886)	$(549)	$(6,990)	$ (995)

Hedged borrowings and bank deposits	500	102	5,698	(280)
Hedge ineffectiveness [1]	$(386)	$(447)	$(1,292)	$(1,275)

1.	Primarily consists of amortization of prepaid credit spreads resulting from the passage of time.

44	Goldman Sachs September 2013 Form 10-Q

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

For qualifying net investment hedges, the gains or losses on the hedging instruments, to the extent effective, are included in “Currency translation” within the condensed consolidated statements of comprehensive income.

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Currency hedges	$(272)	$(192)	$173	$(195)

Foreign currency-denominated debt hedges	(22)	(73)	328	40

The gain/(loss) related to ineffectiveness and the loss reclassified to earnings from accumulated other comprehensive income were not material for the three and nine months ended September 2013 and September 2012.

As of September 2013 and December 2012, the firm had designated $2.11 billion and $2.77 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

Cash Flow Hedges

Beginning in the third quarter of 2013, the firm designated certain commodity-related swap and forward contracts as cash flow hedges. These swap and forward contracts hedge the firm’s exposure to the variability in cash flows associated with the forecasted sales of certain energy commodities by one of the firm’s consolidated investments.

The firm applies a statistical method that utilizes regression analysis when assessing hedge effectiveness. For qualifying cash flow hedges, the gains or losses on derivatives, to the extent effective, are included in “Cash flow hedges” within the condensed consolidated statements of comprehensive income. Gains or losses resulting from hedge ineffectiveness are included in “Other principal transactions” in the condensed consolidated statements of earnings.

The effective portion of the gains, before taxes, recognized on these cash flow hedges was $10 million for the three and nine months ended September 2013. The gain/(loss) related to hedge ineffectiveness was not material for the three and nine months ended September 2013. There were no gains/(losses) excluded from the assessment of hedge effectiveness or reclassified to earnings from accumulated other comprehensive income for the three and nine months ended September 2013.

The amounts recorded in “Cash flow hedges” will be reclassified to “Other principal transactions” in the same periods as the corresponding gain or loss on the sale of the hedged energy commodities, which is also recorded in “Other principal transactions.” The firm expects to reclassify $3 million of gains, net of taxes, related to cash flow hedges from “Cash flow hedges” to earnings within the next twelve months. The length of time over which the firm is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately two years.

Goldman Sachs September 2013 Form 10-Q	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8.

Fair Value Option

Other Financial Assets and Financial Liabilities at Fair Value

In addition to all cash and derivative instruments included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” the firm accounts for certain of its other financial assets and financial liabilities at fair value primarily under the fair value option.

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

46	Goldman Sachs September 2013 Form 10-Q

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are collateral funding spreads, the amount and timing of expected future cash flows and interest rates. The ranges of significant unobservable inputs used to value level 3 resale and repurchase agreements are as follows:

As of September 2013:

•	Yield: 1.7% to 5.2% (weighted average: 1.8%)

•	Duration: 0.5 to 3.3 years (weighted average: 3.1 years)

As of December 2012:

•	Yield: 1.7% to 5.4% (weighted average: 1.9%)

•	Duration: 0.4 to 4.5 years (weighted average: 4.1 years)

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

As of September 2013:

•	Funding spreads: 16 bps to 210 bps (weighted average: 85 bps)

•	Yield: 1.0% to 14.1% (weighted average: 7.5%)

•	Duration: 0.5 to 15.1 years (weighted average: 3.0 years)

As of December 2012:

•	Yield: 0.3% to 20.0% (weighted average: 4.2%)

•	Duration: 0.3 to 10.8 years (weighted average: 2.4 years)

Generally, increases in funding spreads, yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings.

See Note 9 for further information about collateralized financings.

Goldman Sachs September 2013 Form 10-Q	47

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

Insurance Contracts. Insurance contracts at fair value related to the firm’s European insurance business were classified as held for sale as of September 2013 and were included in “Other assets” and “Other liabilities and accrued expenses.” As of December 2012, such contracts were included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses.”

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

As of September 2013:

•	Funding spreads: 33 bps to 50 bps (weighted average: 41 bps)

As of December 2012:

•	Funding spreads: 39 bps to 61 bps (weighted average: 49 bps)

•	Yield: 4.4% to 15.1% (weighted average: 6.2%)

•	Duration: 5.3 to 8.8 years (weighted average: 7.6 years)

Generally, increases in funding spreads, yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 insurance contracts, the interrelationship of inputs is not necessarily uniform across such contracts.

48	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value, excluding insurance contracts, are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. Level 3 secured loans (primarily reclassified from “Receivables from customers and counterparties” to “Other assets” as of September 2013 and June 2013) are related to the firm’s European insurance business, which was classified as held for sale as of September 2013 and June 2013. See Note 12 for further information about assets classified as held for sale. The ranges of significant unobservable inputs used to value these level 3 secured loans are as follows:

As of September 2013:

•	Funding spreads: 68 bps to 83 bps (weighted average: 79 bps)

As of December 2012:

•	Funding spreads: 85 bps to 99 bps (weighted average: 99 bps)

Generally, an increase in funding spreads would result in a lower fair value measurement.

Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Such receivables are primarily comprised of customer margin loans and collateral posted in connection with certain derivative transactions. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2013. Receivables from customers and counterparties not accounted for at fair value also includes loans held for investment, which are primarily comprised of collateralized loans to private wealth management clients and corporate loans. As of September 2013 and December 2012, the carrying value of such loans was $12.53 billion and $6.50 billion, respectively, which generally approximated fair value. As of September 2013, had these loans been carried at fair value and included in the fair value hierarchy, $5.56 billion and

$6.99 billion would have been classified in level 2 and level 3, respectively. As of December 2012, had these loans been carried at fair value and included in the fair value hierarchy, $2.41 billion and $4.06 billion would have been classified in level 2 and level 3, respectively. In anticipation of an increase in activity related to the firm’s loans held for investment, in December 2012, cash outflows on the consolidated statements of cash flows related to such loans were reclassified from “Net payables to customers and counterparties” within cash flows from operating activities to a new line, “Loans held for investment, net” within cash flows from investing activities. Prior annual and interim periods have been conformed to this presentation. Such reclassified amounts were not material to those consolidated financial statements.

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

Goldman Sachs September 2013 Form 10-Q	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

	Other Financial Assets at Fair Value as of September 2013
in millions	Level 1	Level 2	Level 3		Total
Securities segregated for regulatory and other purposes [1]	$23,828	$ 12,918	$ —		$ 36,746

Securities purchased under agreements to resell	—	169,348	81		169,429

Securities borrowed	—	59,753	—		59,753

Receivables from customers and counterparties	—	6,913	172		7,085

Other assets [2]	4,944	7,219	1,245	[3]	13,408
Total	$28,772	$256,151	$ 1,498		$286,421

	Other Financial Liabilities at Fair Value as of September 2013
in millions	Level 1	Level 2	Level 3		Total
Deposits	$ —	$ 7,072	$ 358		$ 7,430

Securities sold under agreements to repurchase	—	156,513	1,268		157,781

Securities loaned	—	1,879	—		1,879

Other secured financings	—	24,852	1,013		25,865

Unsecured short-term borrowings	—	15,250	3,432		18,682

Unsecured long-term borrowings	—	10,122	1,619		11,741

Other liabilities and accrued expenses	—	1,624	12,576	[4]	14,200
Total	$ —	$217,312	$20,266		$237,578

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. The table above includes $23.83 billion of level 1 securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP, consisting of U.S. Treasury securities and money market instruments.

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

4.	Includes $11.80 billion of liabilities classified as held for sale related to the firm’s European insurance business accounted for at fair value under the fair value option.

50	Goldman Sachs September 2013 Form 10-Q

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three and nine months ended September 2013 and September 2012. The tables below present information about transfers between level 2 and level 3.

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

Goldman Sachs September 2013 Form 10-Q	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended September 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 101	$ 1		$ —		$ —	$—	$ —	$ (21)	$ —	$ —	$ 81

Receivables from customers and counterparties	165	—		7		—	—	—	—	—	—	172

Other assets	1,062	1		27		275	—	—	(2)	—	(118)	1,245
Total	$ 1,328	$ 2	[1]	$ 34	[1]	$ 275	$—	$ —	$ (23)	$ —	$(118)	$ 1,498

1.	The aggregate amounts include gains of approximately $35 million and $1 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended September 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 360	$—		$ 2		$ —	$—	$ 17	$ (3)	$ —	$ (18)	$ 358

Securities sold under agreements to repurchase, at fair value	1,018	—		—		—	—	250	—	—	—	1,268

Other secured financings	886	2		—		—	—	189	(13)	15	(66)	1,013

Unsecured short-term borrowings	2,913	(3)		142		—	—	492	(156)	127	(83)	3,432

Unsecured long-term borrowings	1,273	(2)		43		—	—	67	(18)	315	(59)	1,619

Other liabilities and accrued expenses	9,975	—		800		1,920	—	—	(119)	—	—	12,576
Total	$16,425	$ (3	) [1]	$987	[1]	$1,920	$—	$1,015	$(309)	$457	$(226)	$20,266

1.	The aggregate amounts include losses of approximately $886 million, $96 million and $2 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial liabilities of $987 million for the three months ended September 2013 primarily reflected losses on certain insurance liabilities, principally due to the impact of changes in foreign exchange rates, and losses on certain equity-linked notes, principally due to an increase in global equity prices.

Transfers out of level 3 other financial assets during the three months ended September 2013 primarily reflected the transfer of a non-U.S. government obligation related to the firm’s European insurance business to level 2, principally due to improved transparency of market prices used to value these instruments.

Transfers into level 3 of other financial liabilities during the three months ended September 2013 primarily reflected transfers from level 2 of certain hybrid financial instruments included in unsecured short-term and long-term borrowings, principally due to reduced transparency of certain correlation and volatility inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the three months ended September 2013 primarily reflected transfers to level 2 of certain hybrid financial instruments included in unsecured short-term and long-term borrowings, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments, and transfers to level 2 of certain other secured financings due to unobservable duration inputs not being significant to the valuation of these instruments.

52	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Nine Months Ended September 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 278	$ 3		$ —		$ —	$ —	$ —	$ (41)	$ —	$(159)	$ 81

Receivables from customers and counterparties	641	—		6		—	—	—	(1)	—	(474)	172

Other assets	507	1		24		411	(507)	—	(2)	811	—	1,245
Total	$ 1,426	$ 4	[1]	$ 30	[1]	$ 411	$(507)	$ —	$ (44)	$ 811	$(633)	$ 1,498

1.	The aggregate amounts include gains of approximately $31 million and $3 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Nine Months Ended September 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 359	$ —		$(11)	$ —	$ —	$ 91	$ (4)	$ —	$ (77)	$ 358

Securities sold under agreements to repurchase, at fair value	1,927	—		—	—	—	—	(659)	—	—	1,268

Other secured financings	1,412	9		(24)	—	—	347	(822)	142	(51)	1,013

Unsecured short-term borrowings	2,584	5		48	—	—	1,559	(1,029)	501	(236)	3,432

Unsecured long-term borrowings	1,917	10		(33)	(3)	(10)	367	(441)	390	(578)	1,619

Other liabilities and accrued expenses	11,274	—		105	2,225	(692)	—	(336)	—	—	12,576
Total	$19,473	$24	[1]	$ 85 [1]	$2,222	$(702)	$2,364	$(3,291)	$1,033	$(942)	$20,266

1.

The aggregate amounts include gains/(losses) of approximately $122 million, $(224) million and $(7) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

Transfers into level 3 of other financial assets during the nine months ended September 2013 included transfers of level 3 assets related to the firm’s European insurance business from receivables from customers and counterparties and financial instruments owned, at fair value to other assets, as this business was classified as held for sale during the period.

Transfers out of level 3 of other financial assets during the nine months ended September 2013 included transfers of level 3 assets related to the firm’s European insurance business from receivables from customers and counterparties to level 3 other assets, as this business was classified as held for sale during the period and transfers of certain resale agreements to level 2, principally due to increased price transparency as a result of market transactions in similar instruments.

Transfers into level 3 of other financial liabilities during the nine months ended September 2013 primarily reflected transfers from level 3 unsecured long-term borrowings to level 3 unsecured short-term borrowings, as these borrowings neared maturity, and transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 3, principally due to decreased transparency of certain correlation and volatility inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the nine months ended September 2013 primarily reflected transfers to level 3 unsecured short-term borrowings from level 3 unsecured long-term borrowings, as these borrowings neared maturity, and transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments.

Goldman Sachs September 2013 Form 10-Q	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended September 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 1,023	$ 2		$ —		$41	$—	$ —	$ (52)	$ —	$(829)	$ 185

Receivables from customers and counterparties	616	—		19		—	—	—	(10)	—	—	625
Total	$ 1,639	$ 2	[1]	$ 19	[1]	$41	$—	$ —	$ (62)	$ —	$(829)	$ 810

1.	The aggregate amounts include gains of approximately $20 million and $1 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended September 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 179	$ —		$ 4		$—	$—	$102	$ —	$ 16	$ —	$ 301

Securities sold under agreements to repurchase, at fair value	2,055	—		—		—	—	64	—	—	—	2,119

Other secured financings	1,182	3		—		—	—	117	(200)	151	—	1,253

Unsecured short-term borrowings	2,726	7		171		—	—	170	(253)	76	(216)	2,681

Unsecured long-term borrowings	1,946	7		80		—	—	47	(108)	33	(4)	2,001

Other liabilities and accrued expenses	8,969	(15)		608		—	—	—	(79)	—	—	9,483
Total	$17,057	$ 2	[1]	$863	[1]	$—	$—	$500	$(640)	$276	$(220)	$17,838

1.	The aggregate amounts include losses of approximately $797 million, $65 million and $3 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

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

54	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Nine Months Ended September 2012
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 557	$ 8		$ —		$ 51	$—	$ —	$ (431)	$ —	$ —	$ 185

Receivables from customers and counterparties	795	—		21		199	—	—	(17)	—	(373)	625
Total	$ 1,352	$ 8	[1]	$ 21	[1]	$250	$—	$ —	$ (448)	$ —	$ (373)	$ 810

1.	The aggregate amounts include gains of approximately $21 million and $8 million reported in “Market making” and “Interest Income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Nine Months Ended September 2012
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 13	$ —		$ —		$ —	$—	$ 272	$ —	$ 16	$ —	$ 301

Securities sold under agreements to repurchase, at fair value	2,181	—		—		—	—	—	(62)	—	—	2,119

Other secured financings	1,752	9		—		—	—	296	(775)	—	(29)	1,253

Unsecured short-term borrowings	3,294	(33)		204		(13)	—	550	(817)	194	(698)	2,681

Unsecured long-term borrowings	2,191	23		190		—	—	293	(238)	213	(671)	2,001

Other liabilities and accrued expenses	8,996	(23)		764		—	—	—	(254)	—	—	9,483
Total	$18,427	$(24	) [1]	$1,158	[1]	$ (13)	$—	$1,411	$(2,146)	$423	$(1,398)	$17,838

1.	The aggregate amounts include losses of approximately $1.02 billion, $103 million and $10 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

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

Goldman Sachs September 2013 Form 10-Q	55

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

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Receivables from customers and counterparties [1]	$ 27	$ 84	$ (6)	$ 143

Other secured financings	(143)	(57)	(280)	(174)

Unsecured short-term borrowings [2]	(336)	(569)	280	(701)

Unsecured long-term borrowings [3]	50	(975)	598	(1,512)

Other liabilities and accrued expenses [4]	(841)	(643)	(57)	(793)

Other [5]	16	(38)	30	(130)
Total	$(1,227)	$(2,198)	$ 565	$(3,167)

1.	Primarily consists of gains/(losses) on certain insurance contracts and certain transfers accounted for as receivables rather than purchases.

2.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(315) million and $(479) million for the three months ended September 2013 and September 2012, respectively, and $293 million and $(573) million for the nine months ended September 2013 and September 2012, respectively.

3.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $98 million and $(662) million for the three months ended September 2013 and September 2012, respectively, and $690 million and $(1.02) billion for the nine months ended September 2013 and September 2012, respectively.

4.	Primarily consists of losses on certain insurance contracts.

5.	Primarily consists of gains/(losses) on deposits, resale and repurchase agreements, securities borrowed and loaned and other assets.

Excluding the gains and losses on the instruments accounted for under the fair value option described above, “Market making” and “Other principal transactions”

primarily represent gains and losses on “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value.”

56	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of
in millions	September 2013	December 2012
Performing loans and long-term receivables
Aggregate contractual principal in excess of the related fair value	$ 3,070	$ 2,742

Loans on nonaccrual status and/or more than 90 days past due [1]
Aggregate contractual principal in excess of the related fair value	20,614	22,610

Aggregate contractual principal in excess of the related fair value (excluding loans carried at zero fair value and considered uncollectible)	12,408	13,298

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	2,656	1,832

1.

The aggregate contractual principal amount of these loans exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of September 2013 and December 2012, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $1.15 billion and $1.99 billion, respectively, and the related total contractual amount of these lending commitments was $53.20 billion and $59.29 billion, respectively. See Note 18 for further information about lending commitments.

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $132 million and $115 million as of September 2013 and December 2012, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $234 million as of September 2013, whereas the fair value exceeded the related aggregate contractual principal amount by $379 million as of December 2012. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $519 million and $1.10 billion for the three months ended September 2013 and September 2012, respectively, and $1.98 billion and $2.35 billion for the nine months ended September 2013 and September 2012, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Net gains/(losses) including hedges	$(72)	$(370)	$ (90)	$(588)

Net gains/(losses) excluding hedges	(68)	(396)	(110)	(628)

Goldman Sachs September 2013 Form 10-Q	57

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
in millions	September 2013	December 2012
Securities purchased under agreements to resell [1]	$169,868	$141,334

Securities borrowed [2]	175,095	136,893

Securities sold under agreements to repurchase [1]	157,781	171,807

Securities loaned [2]	19,034	13,765

1.

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of September 2013 and December 2012, $59.75 billion and $38.40 billion of securities borrowed and $1.88 billion and $1.56 billion of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no repos to maturity outstanding as of September 2013 or December 2012.

58	Goldman Sachs September 2013 Form 10-Q

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of September 2013 and December 2012.

Goldman Sachs September 2013 Form 10-Q	59

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

	As of September 2013
	Assets		Liabilities
in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 211,660	$ 185,599	$ 188,540	$ 27,530

Counterparty netting	(30,759)	(8,058)	(30,759)	(8,058)
Total	180,901 [1,2]	177,541 [1,2]	157,781	19,472 [2]
Amounts that have not been offset in the condensed consolidated statements of financial condition
Counterparty netting	(11,061)	(2,541)	(11,061)	(2,541)

Collateral	(154,009)	(148,090)	(124,481)	(16,617)
Total	$ 15,831	$ 26,910	$ 22,239	$ 314

	As of December 2012
	Assets		Liabilities
in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 175,656	$ 151,162	$ 201,688	$ 23,509

Counterparty netting	(29,766)	(9,744)	(29,766)	(9,744)
Total	145,890 [1,3]	141,418 [1]	171,922 [3]	13,765
Amounts that have not been offset in the condensed consolidated statements of financial condition
Counterparty netting	(27,512)	(2,583)	(27,512)	(2,583)

Collateral	(104,344)	(117,552)	(106,638)	(10,990)
Total	$ 14,034	$ 21,283	$ 37,772	$ 192

1.

As of September 2013 and December 2012, the firm had $10.91 billion and $4.41 billion, respectively, of securities received under resale agreements and $2.01 billion and $4.53 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

2.

As of September 2013, the firm classified $123 million of resale agreements, $438 million of securities borrowed transactions and $438 million of securities loaned transactions related to the firm’s European insurance business as held for sale. These amounts are included in “Other assets” and “Other liabilities and accrued expenses.” See Note 12 for further information about assets held for sale.

3.

As of December 2012, the firm classified $148 million of resale agreements and $115 million of repurchase agreements related to the firm’s Americas reinsurance business as held for sale. See Note 12 for further information about this sale.

60	Goldman Sachs September 2013 Form 10-Q

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

Other secured financings include arrangements that are nonrecourse. As of September 2013 and December 2012, nonrecourse other secured financings were $1.50 billion and $1.76 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these financings been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of September 2013 and December 2012.

Goldman Sachs September 2013 Form 10-Q	61

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

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of September 2013			As of December 2012
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$12,136	$ 7,005	$19,141	$16,504	$6,181	$22,685

At amortized cost	106	14	120	34	326	360

Interest rates [1]	3.44%	2.72%		6.18%	0.10%

Other secured financings (long-term):
At fair value	4,457	2,267	6,724	6,134	1,518	7,652

At amortized cost	172	897	1,069	577	736	1,313

Interest rates [1]	5.18%	1.78%		3.38%	2.55%
Total [2]	$16,871	$10,183	$27,054	$23,249	$8,761	$32,010
Amount of other secured financings collateralized by:
Financial instruments [3]	$16,694	$ 9,786	$26,480	$22,323	$8,442	$30,765

Other assets [4]	177	397	574	926	319	1,245

1.	The weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

2.

Includes $6.77 billion and $8.68 billion related to transfers of financial assets accounted for as financings rather than sales as of September 2013 and December 2012, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $6.94 billion and $8.92 billion as of September 2013 and December 2012, respectively.

3.

Includes $14.14 billion and $17.24 billion of other secured financings collateralized by financial instruments owned, at fair value as of September 2013 and December 2012, respectively, and includes $12.34 billion and $13.53 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of September 2013 and December 2012, respectively.

4.	Primarily real estate and cash.

The table below presents other secured financings by maturity.

in millions	As of September 2013
Other secured financings (short-term)	$19,261

Other secured financings (long-term):
2014	1,623

2015	2,896

2016	1,817

2017	171

2018	588

2019-thereafter	698
Total other secured financings (long-term)	7,793
Total other secured financings	$27,054

62	Goldman Sachs September 2013 Form 10-Q

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

	As of
in millions	September 2013	December 2012
Collateral available to be delivered or repledged	$637,102	$540,949

Collateral that was delivered or repledged	475,900	397,652

The table below presents information about assets pledged.

	As of
in millions	September 2013	December 2012
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge [1]	$ 52,490	$ 67,177

Did not have the right to deliver or repledge	85,947	120,980

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	881	2,031

1.	Excludes $1.59 billion classified as held for sale as of September 2013, related to the firm’s European insurance business. See Note 12 for further information about assets held for sale.

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

Goldman Sachs September 2013 Form 10-Q	63

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

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Residential mortgages	$ 8,849	$8,530	$23,489	$27,797

Commercial mortgages	2,358	625	5,224	2,248
Total	$11,207	$9,155	$28,713	$30,045
Cash flows on retained interests	$ 102	$ 161	$ 235	$ 333

The tables below present the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement. In these tables:

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

	As of September 2013
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations [1]	$58,681	$3,759	$ —

Other residential mortgage-backed [2]	3,089	105	—

Other commercial mortgage-backed [3]	5,824	113	76

CDOs, CLOs and other [4]	8,241	86	10
Total [5]	$75,835	$4,063	$ 86

	As of December 2012
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations [1]	$57,685	$4,654	$ —

Other residential mortgage-backed [2]	3,656	106	—

Other commercial mortgage-backed [3]	1,253	1	56

CDOs, CLOs and other [4]	8,866	51	331
Total [5]	$71,460	$4,812	$387

1.

Outstanding principal amount and fair value of retained interests primarily relate to securitizations during 2013 and 2012 as of September 2013, and securitizations during 2012 and 2011 as of December 2012.

2.	Outstanding principal amount and fair value of retained interests as of both September 2013 and December 2012 primarily relate to prime and Alt-A securitizations during 2009, 2007 and 2006.

3.

Outstanding principal amount and fair value of retained interests as of September 2013 primarily relate to securitizations during 2013. As of December 2012, the outstanding principal amount primarily relates to securitizations during 2012 and 2007 and the fair value of retained interests primarily relate to securitizations during 2012.

4.	Outstanding principal amount and fair value of retained interests as of both September 2013 and December 2012 primarily relate to CDO and CLO securitizations during 2007 and 2006.

5.

Outstanding principal amount includes $666 million and $835 million as of September 2013 and December 2012, respectively, related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

64	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net asset of $21 million and $45 million as of September 2013 and December 2012, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The table below presents the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of September 2013			As of December 2012
	Type of Retained Interests			Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]	Mortgage-Backed	Other	[1]
Fair value of retained interests	$3,977	$ 86		$4,761	$ 51

Weighted average life (years)	9.0	2.0		8.2	2.0

Constant prepayment rate [2]	7.0%	N.M.		10.9%	N.M.

Impact of 10% adverse change [2]	$ (37)	N.M.		$ (57)	N.M.

Impact of 20% adverse change [2]	(68)	N.M.		(110)	N.M.

Discount rate [3]	4.8%	N.M.		4.6%	N.M.

Impact of 10% adverse change	$ (96)	N.M.		$ (96)	N.M.

Impact of 20% adverse change	(187)	N.M.		(180)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of September 2013 and December 2012. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $86 million and $51 million as of September 2013 and December 2012, respectively.

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

Goldman Sachs September 2013 Form 10-Q	65

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

66	Goldman Sachs September 2013 Form 10-Q

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statement of financial condition as follows:

•

Substantially all assets held by the firm related to mortgage-backed, corporate CDO and CLO, other asset-backed, and investment fund VIEs are included in “Financial instruments owned, at fair value.” Substantially all liabilities held by the firm related to corporate CDO and CLO and other asset-backed VIEs are included in “Financial instruments sold, but not yet purchased, at fair value.”

•

Assets held by the firm related to real estate, credit-related and other investing VIEs are primarily included in “Financial instruments owned, at fair value” and “Receivables from customers and counterparties,” and liabilities are substantially all included in “Financial Instruments sold, but not yet purchased, at fair value.”

•	Assets held by the firm related to power-related VIEs are primarily included in “Financial instruments owned, at fair value” and “Other assets.”

Goldman Sachs September 2013 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nonconsolidated VIEs
	As of September 2013
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$84,501	[2]	$22,087	$8,043	$3,170	$408	$2,262	$120,471

Carrying Value of the Firm’s Variable Interests
Assets	5,488		1,178	2,678	171	102	50	9,667

Liabilities	—		21	1	38	—	—	60

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	3,977		81	—	5	—	—	4,063

Purchased interests	1,482		650	—	147	—	—	2,279

Commitments and guarantees [1]	—		—	398	—	332	2	732

Derivatives [1]	762		5,516	—	735	—	—	7,013

Loans and investments	30		—	2,677	—	102	50	2,859
Total	$ 6,251	[2]	$ 6,247	$3,075	$ 887	$434	$ 52	$ 16,946

	Nonconsolidated VIEs
	As of December 2012
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$79,171	[2]	$23,842	$9,244	$3,510	$147	$1,898	$117,812

Carrying Value of the Firm’s Variable Interests
Assets	6,269		1,193	1,801	220	32	4	9,519

Liabilities	—		12	—	30	—	—	42

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	4,761		51	—	—	—	—	4,812

Purchased interests	1,162		659	—	204	—	—	2,025

Commitments and guarantees [1]	—		1	438	—	—	1	440

Derivatives [1]	1,574		6,761	—	952	—	—	9,287

Loans and investments	39		—	1,801	—	32	4	1,876
Total	$ 7,536	[2]	$ 7,472	$2,239	$1,156	$ 32	$ 5	$ 18,440

1.

The aggregate amounts include $2.25 billion and $3.25 billion as of September 2013 and December 2012, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $4.97 billion and $1.15 billion, respectively, as of September 2013, and $3.57 billion and $1.72 billion, respectively, as of December 2012, related to CDOs backed by mortgage obligations.

68	Goldman Sachs September 2013 Form 10-Q

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

	Consolidated VIEs
	As of September 2013
in millions	Real estate, credit-related and other investing	CDOs, mortgage- backed and other asset- backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 168	$107	$ 10	$ 285

Cash and securities segregated for regulatory and other purposes	62	—	92	154

Financial instruments owned, at fair value	2,245	100	429	2,774

Other assets	1,067	—	—	1,067
Total	$3,542	$207	$ 531	$4,280
Liabilities
Other secured financings	$ 443	$104	$ 386	$ 933

Financial instruments sold, but not yet purchased, at fair value	—	1	—	1

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,602	1,602

Unsecured long-term borrowings	3	—	215	218

Other liabilities and accrued expenses	1,049	—	—	1,049
Total	$1,495	$105	$2,203	$3,803

	Consolidated VIEs
	As of December 2012
in millions	Real estate, credit-related and other investing	CDOs, mortgage- backed and other asset- backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 236	$107	$ —	$ 343

Cash and securities segregated for regulatory and other purposes	134	—	92	226

Receivables from brokers, dealers and clearing organizations	5	—	—	5

Financial instruments owned, at fair value	2,958	763	124	3,845

Other assets	1,080	—	—	1,080
Total	$4,413	$870	$ 216	$5,499
Liabilities
Other secured financings	$ 594	$699	$ 301	$1,594

Financial instruments sold, but not yet purchased, at fair value	—	107	—	107

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,584	1,584

Unsecured long-term borrowings	4	—	334	338

Other liabilities and accrued expenses	1,478	—	—	1,478
Total	$2,076	$806	$2,219	$5,101

Goldman Sachs September 2013 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
in millions	September 2013		December 2012
Property, leasehold improvements and equipment [1]	$ 8,721		$ 8,217

Goodwill and identifiable intangible assets [2]	4,458		5,099

Income tax-related assets [3]	6,468		5,620

Equity-method investments [4]	422		453

Miscellaneous receivables and other	16,861	[5]	20,234	[6]
Total	$36,930		$39,623

1.	Net of accumulated depreciation and amortization of $8.86 billion and $9.05 billion as of September 2013 and December 2012, respectively.

2.	Includes $149 million of intangible assets classified as held for sale as of December 2012. See Note 13 for further information about goodwill and identifiable intangible assets.

3.	See Note 24 for further information about income taxes.

4.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $6.05 billion and $5.54 billion as of September 2013 and December 2012, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

5.	Includes $13.65 billion of assets classified as held for sale related to the firm’s European insurance business.

6.

Includes $16.77 billion of assets classified as held for sale (including approximately $9 billion of available-for-sale securities) related to the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013.

Assets Held for Sale

In the second quarter of 2013, the firm classified its European insurance business within its Institutional Client Services segment as held for sale on the basis that the firm was likely to sell a majority stake in this business during the subsequent twelve-month period. In October 2013, the firm entered into an agreement to sell a majority stake in this business. The sale is subject to regulatory approvals. Upon completion of the sale, the firm will no longer consolidate this business. As of September 2013, assets and liabilities related to this business, substantially all of which are accounted for at fair value, were classified in “Other assets” and “Other liabilities and accrued expenses,” respectively. Assets related to this business were $13.65 billion as of September 2013, excluding intercompany assets, and consisted primarily of “Financial instruments owned, at fair value,” including corporate debt securities and non-U.S. government and agency obligations. Liabilities related to this business were $13.63 billion as of September 2013, excluding intercompany liabilities, and consisted primarily of liabilities for future benefits and unpaid claims carried at fair value under the fair value option. Intercompany assets and liabilities are expected to be included as part of the sales transaction.

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

70	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment included $5.98 billion and $6.20 billion as of September 2013 and December 2012, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Impairments

The firm tests property, leasehold improvements and equipment, intangible assets and other assets for impairment whenever events or changes in circumstances suggest that an asset or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset exceeds the projected undiscounted cash flows over the estimated remaining useful life of the asset, the firm determines the asset is impaired and records an impairment loss equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment loss prior to the sale of an asset if the carrying value of the asset exceeds its estimated fair value.

During the first nine months of 2012, as a result of a decline in the market conditions in which certain of the firm’s consolidated investments operated, the firm determined certain assets were impaired and recorded an impairment loss of $252 million ($169 million related to property, leasehold improvements and equipment, $63 million related to other assets and $20 million related to commodity-related intangible assets), substantially all of which was included in “Depreciation and amortization.” These impairment losses were included in the firm’s Investing & Lending segment and represented the excess of the carrying values of these assets over their estimated fair values, which are primarily level 3 measurements, using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to be received from the disposition of certain of these assets.

Goldman Sachs September 2013 Form 10-Q	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of
in millions	September 2013	December 2012
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,403	2,402

Securities Services	105	105

Investing & Lending	59	59

Investment Management	585	586
Total	$3,702	$3,702

	Identifiable Intangible Assets
	As of
in millions	September 2013	December 2012
Investment Banking:
Financial Advisory	$ —	$ 1

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution [1]	41	421

Equities Client Execution [2]	368	565

Investing & Lending	234	281

Investment Management	113	129
Total	$ 756	$1,397

1.	The decrease from December 2012 to September 2013 is related to the sale of the firm’s television broadcast royalties in the first quarter of 2013.

2.

The decrease from December 2012 to September 2013 is primarily related to the sale of a majority stake in the firm’s Americas reinsurance business in April 2013. See Note 12 for further information about this sale.

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

72	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

		As of
$ in millions		September 2013	Weighted Average Remaining Lives (years)	December 2012
Customer lists	Gross carrying amount	$ 1,100		$ 1,099

	Accumulated amortization	(691)		(643)
	Net carrying amount	409	7	456

Commodities-related intangibles [1]	Gross carrying amount	515		513

	Accumulated amortization	(280)		(226)
	Net carrying amount	235	11	287

Television broadcast royalties [2]	Gross carrying amount	—		560

	Accumulated amortization	—		(186)
	Net carrying amount	—	N/A [2]	374

Insurance-related intangibles [3]	Gross carrying amount	—		380

	Accumulated amortization	—		(231)
	Net carrying amount	—	N/A [3]	149

Other [4]	Gross carrying amount	902		950

	Accumulated amortization	(790)		(819)
	Net carrying amount	112	11	131

Total	Gross carrying amount	2,517		3,502

	Accumulated amortization	(1,761)		(2,105)
	Net carrying amount	$ 756	9	$ 1,397

1.	Primarily includes commodity-related customer contracts and relationships, permits and access rights.

2.	These assets were sold in the first quarter of 2013 and total proceeds received approximated carrying value.

3.	These assets were related to the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013. See Note 12 for further information about this sale.

4.	Primarily includes the firm’s exchange-traded fund lead market maker rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives or based on economic usage for certain commodity-related intangibles. Amortization expense for identifiable intangible assets is included in “Depreciation and amortization.”

Goldman Sachs September 2013 Form 10-Q	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present amortization expense for identifiable intangible assets for the three and nine months ended September 2013 and September 2012, and the estimated future amortization expense through 2018 for identifiable intangible assets as of September 2013.

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Amortization expense	$47	$60	$119	$206

in millions	As of September 2013
Estimated future amortization expense:
Remainder of 2013	$ 39

2014	128

2015	96

2016	93

2017	91

2018	83

See Note 12 for information about impairment testing and impairments of the firm’s identifiable intangible assets.

Note 14.

Deposits

The table below presents deposits held in U.S. and non-U.S. offices, substantially all of which were interest-bearing. Substantially all U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) as of September 2013 and December 2012. Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) as of September 2013 and held at Goldman Sachs Bank (Europe) plc (GS Bank Europe) and GSIB as of December 2012. On January 18, 2013, GS Bank Europe surrendered its banking license to the Central Bank of Ireland after transferring its deposits to GSIB and subsequently changed its name to Goldman Sachs Ireland Finance plc.

	As of
in millions	September 2013		December 2012
U.S. offices	$61,657		$62,377

Non-U.S. offices	9,913		7,747
Total	$71,570	[1]	$70,124	[1]

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of September 2013
in millions	U.S.		Non-U.S.		Total
Remainder of 2013	$ 2,675		$3,478		$ 6,153

2014	4,042		1,734		5,776

2015	4,276		—		4,276

2016	2,115		—		2,115

2017	2,654		—		2,654

2018	1,725		—		1,725

2019 - thereafter	4,442		—		4,442
Total	$21,929	[2]	$5,212	[3]	$27,141	[1]

1.

Includes $7.43 billion and $5.10 billion as of September 2013 and December 2012, respectively, of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

2.

Includes $63 million greater than $100,000, of which $29 million matures within three months, $26 million matures within three to six months, $5 million matures within six to twelve months, and $3 million matures after twelve months.

3.	Substantially all were greater than $100,000.

As of September 2013 and December 2012, savings and demand deposits, which represent deposits with no stated maturity, were $44.43 billion and $46.51 billion, respectively, which were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges on substantially all of its time deposits for which it has not elected the fair value option. Accordingly, $19.71 billion and $18.52 billion as of September 2013 and December 2012, respectively, of time deposits were effectively converted from fixed-rate obligations to floating-rate obligations and were recorded at amounts that generally approximate fair value. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2.

74	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15.

Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of
in millions	September 2013	December 2012
Other secured financings (short-term)	$19,261	$23,045

Unsecured short-term borrowings	39,238	44,304
Total	$58,499	$67,349

See Note 9 for further information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2013 and December 2012.

The table below presents unsecured short-term borrowings.

	As of
$ in millions	September 2013	December 2012
Current portion of unsecured long-term borrowings	$21,100	$25,344

Hybrid financial instruments	12,945	12,295

Promissory notes	365	260

Commercial paper	814	884

Other short-term borrowings	4,014	5,521
Total	$39,238	$44,304
Weighted average interest rate [1]	1.69%	1.57%

1.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.

Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of
in millions	September 2013	December 2012
Other secured financings (long-term)	$ 7,793	$ 8,965

Unsecured long-term borrowings	168,082	167,305
Total	$175,875	$176,270

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of September 2013
in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 89,002	$38,602	$127,604

Floating-rate obligations [2]	21,337	19,141	40,478
Total	$110,339	$57,743	$168,082

	As of December 2012
in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 88,561	$36,869	$125,430

Floating-rate obligations [2]	20,794	21,081	41,875
Total	$109,355	$57,950	$167,305

1.

Interest rates on U.S. dollar-denominated debt ranged from 0.20% to 10.04% (with a weighted average rate of 5.19%) and 0.20% to 10.04% (with a weighted average rate of 5.48%) as of September 2013 and December 2012, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.10% to 14.85% (with a weighted average rate of 4.30%) and 0.10% to 14.85% (with a weighted average rate of 4.66%) as of September 2013 and December 2012, respectively.

2.	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating-rate obligations.

Goldman Sachs September 2013 Form 10-Q	75

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

•	unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

in millions	As of September 2013
2014	$ 8,687

2015	22,913

2016	21,903

2017	20,635

2018	22,104

2019 - thereafter	71,840
Total [1]	$168,082

1.

Includes $7.07 billion related to interest rate hedges on certain unsecured long-term borrowings, by year of maturity as follows: $185 million in 2014, $353 million in 2015, $850 million in 2016, $1.07 billion in 2017, $1.05 billion in 2018 and $3.56 billion in 2019 and thereafter.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of September 2013 and December 2012. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of less than 2% in the carrying value of total unsecured long-term borrowings as of both September 2013 and December 2012. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2013 and December 2012.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
in millions	September 2013	December 2012
Fixed-rate obligations
At fair value	$ 284	$ 122

At amortized cost [1]	17,165	24,547

Floating-rate obligations
At fair value	11,457	12,471

At amortized cost [1]	139,176	130,165
Total	$168,082	$167,305

1.

The weighted average interest rates on the aggregate amounts were 2.27% (5.50% related to fixed-rate obligations and 1.89% related to floating-rate obligations) and 2.47% (5.26% related to fixed-rate obligations and 1.98% related to floating-rate obligations) as of September 2013 and December 2012, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

76	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both September 2013 and December 2012, subordinated debt had maturities ranging from 2015 to 2038. The table below presents subordinated borrowings.

	As of September 2013			As of December 2012
$ in millions	Par Amount	Carrying Amount	Rate [1]	Par Amount	Carrying Amount	Rate [1]
Subordinated debt	$14,477	$17,127	4.06%	$14,409	$17,358	4.24%

Junior subordinated debt	2,835	3,832	1.02%	2,835	4,228	3.16%
Total subordinated borrowings	$17,312	$20,959	3.56%	$17,244	$21,586	4.06%

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

The firm has covenanted in favor of the holders of Group Inc.’s 6.345% Junior Subordinated Debentures due February 15, 2034, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by the APEX Trusts or shares of Group Inc.’s Series E or Series F Preferred Stock prior to specified dates in 2022 for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities.

Goldman Sachs September 2013 Form 10-Q	77

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
in millions	September 2013		December 2012
Compensation and benefits	$ 7,553		$ 8,292

Insurance-related liabilities [1]	—		10,274

Noncontrolling interests [2]	408		508

Income tax-related liabilities [3]	2,308		2,724

Employee interests in consolidated funds	247		246

Subordinated liabilities issued by consolidated VIEs	973		1,360

Accrued expenses and other	18,328	[4]	18,991	[5]
Total	$29,817		$42,395

1.

Insurance-related liabilities represent liabilities for future benefits and unpaid claims carried at fair value under the fair value option related to the firm’s European insurance business. As of September 2013, these insurance-related liabilities were classified as held for sale and included within “Accrued expenses and other.” See Note 12 for further information.

2.	Includes $339 million and $419 million related to consolidated investment funds as of September 2013 and December 2012, respectively.

3.	See Note 24 for further information about income taxes.

4.	Includes $13.63 billion of liabilities classified as held for sale related to the firm’s European insurance business. See Note 12 for further information.

5.

Includes $14.62 billion of liabilities classified as held for sale related to the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013. See Note 12 for further information.

78	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of September 2013				Total Commitments as of
in millions	Remainder of 2013	2014- 2015	2016- 2017	2018- Thereafter	September 2013	December 2012
Commitments to extend credit [1]
Commercial lending:
Investment-grade	$ 1,004	$13,306	$26,566	$15,246	$ 56,122	$ 53,736

Non-investment-grade	1,340	5,602	7,979	9,161	24,082	21,102

Warehouse financing	—	1,134	150	1	1,285	784
Total commitments to extend credit	2,344	20,042	34,695	24,408	81,489	75,622

Contingent and forward starting resale and securities borrowing agreements [2]	63,158	—	—	—	63,158	47,599

Forward starting repurchase and secured lending agreements [2]	14,368	—	—	—	14,368	6,144

Letters of credit [3]	156	365	1	15	537	789

Investment commitments	752	1,973	176	3,487	6,388	7,339

Other	4,184	159	14	62	4,419	4,624
Total commitments	$84,962	$22,539	$34,886	$27,972	$170,359	$142,117

1.	Commitments to extend credit are presented net of amounts syndicated to third parties.

2.	These agreements generally settle within three business days.

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

As of September 2013 and December 2012, approximately $28.03 billion and $16.09 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. The carrying value and the estimated fair value of such lending commitments were liabilities of $93 million and $974 million, respectively, as of September 2013, and $63 million and $523 million, respectively, as of December 2012. As these lending commitments are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of September 2013 and December 2012.

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

Goldman Sachs September 2013 Form 10-Q	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $29.37 billion and $32.41 billion as of September 2013 and December 2012, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million and $300 million of protection had been provided as of September 2013 and December 2012, respectively. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $468 million and $872 million as of September 2013 and December 2012, respectively, related to real estate private investments and $5.92 billion and $6.47 billion as of September 2013 and December 2012, respectively, related to corporate and other private investments. Of these amounts, $5.34 billion and $6.21 billion as of September 2013 and December 2012, respectively, relate to commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

in millions	As of September 2013
Remainder of 2013	$ 104

2014	392

2015	339

2016	280

2017	270

2018	221

2019 - thereafter	1,192
Total	$2,798

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

80	Goldman Sachs September 2013 Form 10-Q

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of September 2013 and December 2012, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $30 billion and $35 billion, respectively. This amount reflects paydowns and cumulative losses of approximately $95 billion ($22 billion of which are cumulative losses) as of September 2013 and approximately $90 billion ($20 billion of which are cumulative losses) as of December 2012. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $480 million and total paydowns and cumulative losses of $1.58 billion ($530 million of which are cumulative losses) as of September 2013, and an outstanding principal balance of $540 million and total paydowns and cumulative losses of $1.52 billion ($508 million of which are cumulative losses) as of December 2012, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During both the three and nine months ended September 2013 and September 2012, the firm repurchased loans with an unpaid principal balance of less than $10 million. The loss related to the repurchase of these loans was not material for both the three and nine months ended September 2013 and September 2012.

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

Goldman Sachs September 2013 Form 10-Q	81

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims under these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of September 2013, claims under these indemnities, and payments made in connection with these claims, were not material to the firm.

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

82	Goldman Sachs September 2013 Form 10-Q

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

	As of September 2013
		Maximum Payout/Notional Amount by Period of Expiration
in millions	Carrying Value of Net Liability	Remainder of 2013	2014- 2015	2016- 2017	2018- Thereafter	Total
Derivatives [1]	$7,736	$197,874	$423,319	$74,485	$68,887	$764,565

Securities lending indemnifications [2]	—	30,617	—	—	—	30,617

Other financial guarantees [3]	157	1,338	725	873	2,027	4,963

1.

These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore these amounts do not reflect the firm’s overall risk related to its derivative activities. As of December 2012, the carrying value of the net liability and the notional amount related to derivative guarantees were $8.58 billion and $663.15 billion, respectively.

2.

Collateral held by the lenders in connection with securities lending indemnifications was $31.57 billion as of September 2013. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees. As of December 2012, the maximum payout and collateral held related to securities lending indemnifications were $27.12 billion and $27.89 billion, respectively.

3.

Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments. As of December 2012, the carrying value of the net liability and the maximum payout related to other financial guarantees were $152 million and $3.48 billion, respectively.

Goldman Sachs September 2013 Form 10-Q	83

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of September 2013 and December 2012.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of September 2013 or December 2012.

84	Goldman Sachs September 2013 Form 10-Q

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

Note 19.

Shareholders’ Equity

Common Equity

On October 16, 2013, the Board of Directors of Group Inc. (Board) increased the firm’s quarterly dividend to $0.55 per common share from $0.50 per common share. The dividend will be paid on December 30, 2013 to common shareholders of record on December 2, 2013.

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

During the three and nine months ended September 2013, the firm repurchased 10.2 million and 30.8 million shares of its common stock at an average cost per share of $161.59 and $154.97, for a total cost of $1.65 billion and $4.77 billion, respectively, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs to satisfy minimum statutory employee tax withholding requirements. Under these plans, during the nine months ended September 2013, employees remitted 70,754 shares with a total value of $10 million and the firm cancelled 4.0 million of RSUs with a total value of $594 million.

On March 25, 2013, the firm amended its warrant agreement with Berkshire Hathaway Inc. and certain of its subsidiaries (collectively, Berkshire Hathaway) to require net share settlement and to specify the exercise date as October 1, 2013. Under the amended agreement, the firm agreed to deliver to Berkshire Hathaway the number of shares of common stock equal in value to the difference between the average closing price of the firm’s common stock over the 10 trading days preceding October 1, 2013 and the exercise price of $115.00 multiplied by the number of shares of common stock (43.5 million) covered by the warrant. On October 1, 2013, Berkshire Hathaway exercised in full the warrant to purchase shares of the firm’s common stock and the firm delivered 13.1 million shares of common stock to Berkshire Hathaway on October 4, 2013.

Goldman Sachs September 2013 Form 10-Q	85

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Equity

The table below presents perpetual preferred stock issued and outstanding as of September 2013.

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

86	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents preferred dividends declared on preferred stock.

	Three Months Ended September				Nine Months Ended September
	2013		2012		2013		2012
	per share	in millions	per share	in millions	per share	in millions	per share	in millions
Series A	$ 244.79	$ 7	$ 239.58	$ 7	$ 708.34	$ 21	$ 713.54	$ 21

Series B	387.50	13	387.50	13	1,162.50	37	1,162.50	37

Series C	261.11	2	255.56	2	755.55	6	761.12	6

Series D	261.11	14	255.56	14	755.55	41	761.12	42

Series E	1,022.22	19	1,055.56	18	3,044.44	54	1,055.56	18

Series F	1,022.22	5	—	—	3,044.44	15	—	—

Series I	371.88	12	—	—	1,181.75	40	—	—

Series J	401.04	16	—	—	401.04	16	—	—
Total		$88		$54		$230		$124

Accumulated Other Comprehensive Income/(Loss)

The tables below present accumulated other comprehensive income/(loss), net of tax by type.

	As of September 2013
in millions	Currency translation	Pension and postretirement liabilities	Available-for- sale securities		Cash flow hedges	Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(314)	$(206)	$ 327		$—	$(193)

Other comprehensive income/(loss) adjustments, net of tax	(75)	(11)	(327)		6	(407)
Balance, end of period	$(389)	$(217)	$ —		$ 6	$(600)

	As of December 2012
in millions	Currency translation	Pension and postretirement liabilities	Available-for- sale securities		Cash flow hedges	Accumulated other comprehensive income/(loss), net of tax
Balance, beginning of year	$(225)	$(374)	$ 83		$—	$(516)

Other comprehensive income/(loss) adjustments, net of tax	(89)	168	244		—	323
Balance, end of year	$(314)	$(206)	$ 327	[1]	$—	$(193)

1.

As of December 2012, substantially all consists of net unrealized gains on securities held by the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013. See Note 12 for further information about this sale.

Goldman Sachs September 2013 Form 10-Q	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 20.

Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999. As a bank holding company, the firm is subject to consolidated risk-based regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s risk-based capital regulations (which are based on the Basel I Capital Accord of the Basel Committee) and also reflect the Federal Reserve Board’s revised market risk regulatory capital requirements which became effective on January 1, 2013. These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). The capital regulations also include requirements with respect to leverage. The firm’s U.S. bank depository institution subsidiary, GS Bank USA, is subject to similar capital and leverage regulations.

Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action, the firm and GS Bank USA must meet specific capital requirements. The firm’s and GS Bank USA’s capital levels, as well as GS Bank USA’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Many of the firm’s subsidiaries, including GS&Co. and the firm’s other broker-dealer subsidiaries, are subject to separate regulation and capital requirements as described below.

Group Inc.

Federal Reserve Board regulations require bank holding companies to maintain a minimum Tier 1 capital ratio of 4% and a minimum Total capital ratio of 8%. The required minimum Tier 1 capital ratio and Total capital ratio in order to be considered a “well-capitalized” bank holding company under the Federal Reserve Board guidelines are 6% and 10%, respectively. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending on their particular condition, risk profile and growth plans. The minimum Tier 1 leverage ratio is currently 3% for bank holding companies that have received the highest supervisory rating under Federal Reserve Board guidelines or that have implemented the Federal Reserve Board’s risk-based capital measure for market risk.

Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and the carrying value of equity investments in non-financial companies that are subject to deductions from Tier 1 capital).

RWAs under the Federal Reserve Board’s current risk-based capital requirements are calculated based on measures of credit risk and market risk. Credit risk requirements for on-balance-sheet assets are generally based on the balance sheet value. For off-balance-sheet exposures, including OTC derivatives, commitments and guarantees, a credit equivalent amount is calculated based on the notional amount of each trade and, to the extent applicable, positive net exposure. All such assets and exposures are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or a qualifying securities firm or other entity (or if collateral is held, depending on the nature of the collateral).

88	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under Basel I, prior to the implementation of the revised market risk regulatory capital requirements, RWAs for market risk were determined by reference to the firm’s Value-at-Risk (VaR) model, supplemented by the standardized measurement method used to determine RWAs for specific risk for certain positions. Under the Federal Reserve Board’s revised market risk regulatory capital requirements, which became effective on January 1, 2013, RWAs for market risk are now determined using VaR, stressed VaR, incremental risk, comprehensive risk and a standardized measurement method for specific risk. These changes are designed to implement the new market risk framework of the Basel Committee, as well as the prohibition on the use of external credit ratings, as required by the Dodd-Frank Act.

The table below presents information regarding Group Inc.’s regulatory capital ratios and Tier 1 leverage ratio under Basel I, as implemented by the Federal Reserve Board. The information as of September 2013 reflects the revised market risk regulatory capital requirements, which became effective on January 1, 2013. The information as of December 2012 is prior to the implementation of these revised market risk regulatory capital requirements.

	As of
$ in millions	September 2013	December 2012
Tier 1 capital	$ 71,051	$ 66,977

Tier 2 capital	$ 13,541	$ 13,429

Total capital	$ 84,592	$ 80,406

Risk-weighted assets	$436,730	$399,928

Tier 1 capital ratio	16.3%	16.7%

Total capital ratio	19.4%	20.1%

Tier 1 leverage ratio	7.9%	7.3%

2013 Capital Framework

The U.S. federal bank regulatory agencies (Agencies) have approved revised capital regulations establishing a new comprehensive capital framework for U.S. banking organizations (2013 Capital Framework). These regulations are largely based on the Basel Committee’s December 2010 final capital framework for strengthening international capital standards (Basel III). In addition, these regulations significantly revise the risk-based capital and leverage ratio requirements applicable to bank holding companies as compared to the current U.S. risk-based capital and leverage ratio rules and, thereby, implement certain provisions of the Dodd-Frank Act.

Under the 2013 Capital Framework, Group Inc. is an “Advanced approach” banking organization. Below are the aspects of the rules that are most relevant to the firm, as an Advanced approach banking organization.

Definition of Capital and Capital Ratios. The 2013 Capital Framework introduces changes to the definition of regulatory capital which will be effective across the firm’s regulatory capital and leverage ratios beginning January 1, 2014. These include the introduction of a new capital measure called Common Equity Tier 1 (CET1), and the related regulatory capital ratio of CET1 to RWAs (CET1 ratio). In addition, the definition of Tier 1 capital has been narrowed to include only CET1 and instruments such as non-cumulative preferred stock, which meet certain criteria.

Certain aspects of the revised requirements phase in over time, including increases in the minimum capital ratio requirements and the introduction of new capital buffers, certain deductions from and other adjustments to regulatory capital, and the capital treatment of junior subordinated debt issued to trusts.

The minimum CET1 ratio will be 4.0% beginning January 1, 2014 and will increase to 4.5% on January 1, 2015. The minimum Tier 1 capital ratio will increase from 4.0% to 5.5% beginning January 1, 2014 and to 6.0% beginning January 1, 2015. The minimum total capital ratio will remain unchanged at 8.0%. These minimum ratios will be supplemented by a new capital conservation buffer that phases in, beginning January 1, 2016, in increments of 0.625% per year until it reaches 2.5% on January 1, 2019.

Certain adjustments to CET1 are subject to transition provisions. Most items that are currently deducted from Tier 1 capital will become deductions from CET1, many of which transition into CET1 deductions at a rate of 20% per year, beginning in January 2014. The 2013 Capital Framework also introduces new deductions from CET1 (such as a deduction for investments in nonconsolidated financial institutions), which are also phased in as CET1 deductions at a rate of 20% per year with residual amounts reflected as RWAs.

Goldman Sachs September 2013 Form 10-Q	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The 2013 Capital Framework requires that junior subordinated debt issued to trusts be phased out of regulatory capital. It will first be phased out of Tier 1 capital but will be eligible as Tier 2 capital for an interim period through December 31, 2015, after which it will be phased out of Tier 2 capital through December 31, 2021. The firm has already begun the phase-out from Tier 1 capital of its junior subordinated debt issued to trusts in the calculation of its capital ratios, allowing for only 75% of these capital instruments to be included in Tier 1 capital and 25% to be designated as Tier 2 capital in calendar year 2013.

The rules also introduce a new counter-cyclical capital buffer, if and when authorities in each national jurisdiction determine a buffer is necessary to counteract excessive leverage in the broader macroeconomic environment.

Risk-Weighted Assets. The changes to the definition of capital and to the minimum ratio requirements begin to take effect on January 1, 2014. However, the timing of changes to RWAs depends on the firm’s completion of a “parallel run,” as required of Advanced approach banking organizations under the 2013 Capital Framework. The firm will complete this parallel run once approved to do so by the firm’s regulators.

Until the firm completes the parallel run, RWAs will be based on:

•	In 2014 — the current risk-based capital framework adjusted for certain items related to existing capital deductions and the phase-in of new capital deductions (Basel I Adjusted); and

•	From 2015 — the “Standardized approach,” as described below.

Once the firm has completed the parallel run, RWAs will be based on:

•	In 2014 — the higher of RWAs computed under the Basel III Advanced approach or the Basel I Adjusted calculation; and

•	From 2015 — the higher of RWAs computed under the Basel III Advanced or Standardized approach.

The primary difference between the Standardized approach and the Advanced approach is that the Standardized approach utilizes prescribed calculations and does not contemplate the use of internal models to compute exposure for credit risk on derivatives and securities financing transactions, whereas the Advanced approach permits the use of such models, subject to supervisory approval. In addition, RWAs under the Standardized approach depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity), rather than on assessments of each counterparty’s creditworthiness. Furthermore, the Standardized approach does not include a capital requirement for operational risk. RWAs for market risk under both the Standardized and Advanced approach are based on the Agencies’ revised market risk regulatory capital requirements described above.

Regulatory Leverage Ratios. The 2013 Capital Framework revises the minimum Tier 1 leverage ratio from 3% to 4% on January 1, 2014. Certain other bank holding companies are already subject to a 4% minimum requirement. The 2013 Capital Framework also introduces a new supplementary leverage ratio, which compares Tier 1 capital (as defined under the 2013 Capital Framework) to a measure of leverage exposure (defined as the sum of the firm’s assets less certain CET1 deductions plus certain off-balance-sheet exposures). This ratio is an average of the supplementary leverage ratios for each month-end during the quarter. Effective January 1, 2018, the minimum supplementary leverage ratio requirement will be 3%; however, disclosure will be required beginning in the first quarter of 2015.

Global Systemically Important Banking Institutions (G-SIBs)

The Basel Committee has updated its methodology for assessing the global systemic importance of banking institutions and determining the range of additional CET1 that should be maintained by those deemed to be G-SIBs. The required amount of additional CET1 for these institutions will initially range from 1% to 2.5% and could be higher in the future for a banking institution that increases its systemic footprint (e.g., by increasing total assets). In November 2012, the Financial Stability Board indicated that the firm, based on its 2011 financial data, would be required to hold an additional 1.5% of CET1 as a G-SIB. The final determination of the amount of additional CET1 that the firm will be required to hold will initially be based on the firm’s 2013 financial data and the manner and timing of the U.S. banking regulators’ implementation of the Basel Committee’s methodology. The Basel Committee indicated that G-SIBs will be required to meet the capital surcharges on a phased-in basis beginning in 2016 through 2019.

90	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bank Subsidiaries

GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. GS Bank USA computes its risk-based capital ratios in accordance with the regulatory capital requirements currently applicable to state member banks, which are based on Basel I, and also reflect the revised market risk regulatory capital requirements as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital.

Under the regulatory framework for prompt corrective action that is applicable to GS Bank USA, in order to be considered a “well-capitalized” depository institution, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. GS Bank USA has agreed with the Federal Reserve Board to maintain minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. As noted in the table below, GS Bank USA was in compliance with these minimum capital requirements as of September 2013 and December 2012.

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel I, as implemented by the Federal Reserve Board. The information as of September 2013 reflects the revised market risk regulatory capital requirements, which became effective on January 1, 2013. These changes resulted in increased regulatory capital requirements for market risk. The information as of December 2012 is prior to the implementation of these revised market risk regulatory capital requirements.

	As of
$ in millions	September 2013	December 2012
Tier 1 capital	$ 19,741 [1]	$ 20,704

Tier 2 capital	$ 82	$ 39

Total capital	$ 19,823	$ 20,743

Risk-weighted assets	$130,607	$109,669

Tier 1 capital ratio	15.1%	18.9%

Total capital ratio	15.2%	18.9%

Tier 1 leverage ratio	17.6%	17.6%

1.	The decrease from December 2012 reflects GS Bank USA’s $2.00 billion dividend to Group Inc. in the first quarter of 2013.

The 2013 Capital Framework described above will also be applicable to GS Bank USA, which is an Advanced approach banking organization under this Framework. GS Bank USA is also currently in a parallel run, as required of Advanced approach banking organizations under the 2013 Capital Framework. GS Bank USA will complete this parallel run once approved to do so by its regulators. These rules also change the regulatory framework for prompt corrective action that is applicable to GS Bank USA by, among other things, introducing a CET1 ratio requirement, increasing the minimum Tier 1 capital ratio requirement and introducing a supplementary leverage ratio.

The Basel Committee published its final guidelines for calculating incremental capital requirements for domestic systemically important banking institutions (D-SIBs). These guidelines are complementary to the framework outlined above for G-SIBs, but are more principles-based in order to provide an appropriate degree of national discretion. The impact of these guidelines on the regulatory capital requirements of GS Bank USA and the firm’s other subsidiaries, will depend on how they are implemented by the banking and non-banking regulators in the United States and other jurisdictions.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution held at the Federal Reserve Bank was approximately $48.40 billion and $58.67 billion as of September 2013 and December 2012, respectively, which exceeded required reserve amounts by $48.26 billion and $58.59 billion as of September 2013 and December 2012, respectively.

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

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of September 2013 and December 2012, GSIB was in compliance with all regulatory capital requirements.

Goldman Sachs September 2013 Form 10-Q	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Broker-Dealer Subsidiaries

The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and GSEC. GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the U.S. Commodity Futures Trading Commission (CFTC), the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority, Inc. (FINRA) and the National Futures Association. Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1.

As of September 2013 and December 2012, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $14.58 billion and $14.12 billion, respectively, which exceeded the amount required by $12.51 billion and $12.42 billion, respectively. As of September 2013 and December 2012, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $2.09 billion and $2.02 billion, respectively, which exceeded the amount required by $1.96 billion and $1.92 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of September 2013 and December 2012, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Other Non-U.S. Regulated Subsidiaries

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s regulated Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. The firm’s European insurance subsidiary is subject to insurance regulation and oversight by the PRA and the FCA. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 2013 and December 2012, these subsidiaries were in compliance with their local capital adequacy requirements.

The Basel Committee’s guidelines for calculating incremental capital requirements for D-SIBs may also impact certain of our non-U.S. regulated subsidiaries, including GSI. However, the impact of these guidelines will depend on how they are implemented in local jurisdictions.

Restrictions on Payments

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of September 2013 and December 2012, Group Inc. was required to maintain approximately $30.71 billion and $31.01 billion, respectively, of minimum equity capital in these regulated subsidiaries. This minimum equity capital requirement includes certain restrictions imposed by federal and state laws as to the payment of dividends to Group Inc. by its regulated subsidiaries. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

92	Goldman Sachs September 2013 Form 10-Q

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2013	2012	2013	2012
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$1,429	$1,458	$5,478	$4,459
Denominator for basic EPS — weighted average number of common shares	463.4	491.2	472.7	501.1

Effect of dilutive securities:
RSUs	7.5	12.0	7.0	10.8

Stock options and warrants	25.5	7.7	23.5	8.2
Dilutive potential common shares	33.0	19.7	30.5	19.0
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	496.4	510.9	503.2	520.1
Basic EPS	$ 3.07	$ 2.95	$11.55	$ 8.85

Diluted EPS	2.88	2.85	10.89	8.57

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 and $0.02 for the three months ended September 2013 and September 2012, respectively, and $0.04 and $0.05 for the nine months ended September 2013 and September 2012, respectively.

The diluted EPS computations in the table above do not include the following:

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	6.0	52.4	6.2	52.4

Goldman Sachs September 2013 Form 10-Q	93

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

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Fees earned from affiliated funds	$611	$602	$ 1,993	$ 1,947

			As of
in millions			September 2013	December 2012
Fees receivable from funds			$ 671	$ 704

Aggregate carrying value of interests in funds			13,483	14,725

As of September 2013 and December 2012, the firm had outstanding loans and guarantees to its funds of $4 million and $582 million, respectively, which are collateralized by fund assets. These amounts relate primarily to certain real estate funds for which the firm voluntarily provided financial support to alleviate liquidity constraints during the financial crisis and to enable them to fund certain investment opportunities. As of September 2013 and December 2012, the firm had no outstanding commitments to extend credit to these funds.

The Volcker Rule, as currently drafted, would restrict the firm from providing additional voluntary financial support to funds subject to this rule after July 2014 (subject to extension by the Federal Reserve Board). As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to these funds; however, in the event that such support is provided, the amount of any such support is not expected to be material.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

94	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest income is recorded on an accrual basis based on contractual interest rates. The table below presents the sources of interest income and interest expense.

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Interest income
Deposits with banks	$ 39	$ 38	$ 137	$ 111

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	36	(74)	26	(49)

Financial instruments owned, at fair value	1,907	2,324	6,337	7,334

Other interest [2]	416	341	1,169	1,121
Total interest income	2,398	2,629	7,669	8,517
Interest expense
Deposits	98	106	292	292

Securities loaned and securities sold under agreements to repurchase	126	188	436	615

Financial instruments sold, but not yet purchased, at fair value	468	594	1,578	1,783

Short-term borrowings [3]	88	133	309	453

Long-term borrowings [3]	915	941	2,797	2,841

Other interest [4]	(137)	(169)	(334)	(374)
Total interest expense	1,558	1,793	5,078	5,610
Net interest income	$ 840	$ 836	$2,591	$2,907

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

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

Goldman Sachs September 2013 Form 10-Q	95

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of September 2013
U.S. Federal [1]	2008

New York State and City [2]	2004

United Kingdom	2007

Japan	2010

Hong Kong	2006

Korea	2010

1.

IRS examination of fiscal 2008 through calendar 2010 began in 2011. The audits of fiscal 2005 through 2007 were finalized during the third quarter of 2013. The audit of 2011 began in 2013 and the audit of 2012 is expected to begin in 2013.

2.	New York State and City examination of fiscal 2004 through 2006 began in 2008. The examination of fiscal 2007 through 2010 began in 2013.

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

96	Goldman Sachs September 2013 Form 10-Q

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

		For the Three Months Ended or as of September		For the Nine Months Ended or as of September
in millions		2013	2012	2013	2012
Investment Banking	Financial Advisory	$ 423	$ 509	$ 1,393	$ 1,467

	Equity underwriting	276	189	1,037	683

	Debt underwriting	467	466	1,856	1,371
	Total Underwriting	743	655	2,893	2,054
	Total net revenues	1,166	1,164	4,286	3,521

	Operating expenses	674	823	2,763	2,575
	Pre-tax earnings	$ 492	$ 341	$ 1,523	$ 946
	Segment assets	$ 1,829	$ 1,765	$ 1,829	$ 1,765
Institutional Client Services	Fixed Income, Currency and Commodities Client Execution	$ 1,247	$ 2,224	$ 6,927	$ 7,876

	Equities client execution	549	847	1,996	2,407

	Commissions and fees	727	721	2,356	2,331

	Securities services	340	392	1,036	1,168
	Total Equities	1,616	1,960	5,388	5,906
	Total net revenues [1]	2,863	4,184	12,315	13,782

	Operating expenses	2,484	3,250	9,170	10,179
	Pre-tax earnings	$ 379	$ 934	$ 3,145	$ 3,603
	Segment assets	$803,438	$842,950	$803,438	$842,950
Investing & Lending	Equity securities	$ 938	$ 923	$ 2,527	$ 1,677

	Debt securities and loans	300	558	1,524	1,365

	Other	237	323	907	876
	Total net revenues	1,475	1,804	4,958	3,918

	Operating expenses	417	1,002	2,118	2,216
	Pre-tax earnings	$ 1,058	$ 802	$ 2,840	$ 1,702
	Segment assets	$105,769	$ 92,541	$105,769	$ 92,541
Investment Management	Management and other fees	$ 1,085	$ 1,016	$ 3,243	$ 3,038

	Incentive fees	71	82	329	357

	Transaction revenues	62	101	293	311
	Total net revenues	1,218	1,199	3,865	3,706

	Operating expenses	977	977	3,177	3,047
	Pre-tax earnings	$ 241	$ 222	$ 688	$ 659
	Segment assets	$ 12,187	$ 11,951	$ 12,187	$ 11,951
Total	Net revenues	$ 6,722	$ 8,351	$ 25,424	$ 24,927

	Operating expenses	4,555	6,053	17,239	18,033
	Pre-tax earnings	$ 2,167	$ 2,298	$ 8,185	$ 6,894
	Total assets	$923,223	$949,207	$923,223	$949,207

1.

Includes $30 million for the three months ended September 2012, and $37 million and $81 million for the nine months ended September 2013 and September 2012, respectively, of realized gains on available-for-sale securities held in the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013.

Goldman Sachs September 2013 Form 10-Q	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•

real estate-related exit costs of $3 million and $1 million for the three months ended September 2013 and September 2012, respectively, and $11 million and $4 million for the nine months ended September 2013 and September 2012, respectively. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the condensed consolidated statements of earnings; and

•	charitable contributions of $12 million for the nine months ended September 2012.

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

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Investment Banking	$ —	$ (4)	$ —	$ (13)

Institutional Client Services	772	813	2,466	2,799

Investing & Lending	41	2	41	9

Investment Management	27	25	84	112
Total net interest income	$840	$836	$2,591	$2,907

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Investment Banking	$ 36	$ 36	$ 107	$ 117

Institutional Client Services	144	188	425	559

Investing & Lending	59	119	192	406

Investment Management	41	52	122	155
Total depreciation and amortization [1]	$280	$396	$ 848	$1,238

1.

Includes real estate-related exit costs of $1 million for the three months ended September 2012, and $2 million and $1 million for the nine months ended September 2013 and September 2012, respectively, that have not been allocated to the firm’s segments.

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

•	Investing & Lending: Investing: location of the investment; Lending: location of the client.

•	Investment Management: location of the sales team.

98	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the total net revenues and pre-tax earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings (excluding Corporate) for each geographic region.

	Three Months Ended September				Nine Months Ended September
$ in millions	2013		2012		2013		2012
Net revenues
Americas [1]	$4,089	61%	$5,114	61%	$14,977	59%	$14,807	59%

EMEA [2]	1,681	25	2,160	26	6,264	25	6,660	27

Asia [3]	952	14	1,077	13	4,183	16	3,460	14
Total net revenues	$6,722	100%	$8,351	100%	$25,424	100%	$24,927	100%
Pre-tax earnings
Americas [1]	$1,293	60%	$1,336	58%	$ 4,494	55%	$ 3,766	54%

EMEA [2]	585	27	716	31	2,221	27	2,272	33

Asia [3]	292	13	247	11	1,481	18	872	13
Subtotal	2,170	100%	2,299	100%	8,196	100%	6,910	100%

Corporate [4]	(3)		(1)		(11)		(16)
Total pre-tax earnings	$2,167		$2,298		$ 8,185		$ 6,894

1.	Substantially all relates to the U.S.

2.	EMEA (Europe, Middle East and Africa).

3.	Asia also includes Australia and New Zealand.

4.

Consists of real estate-related exit costs of $3 million and $1 million for the three months ended September 2013 and September 2012, respectively, and $11 million and $4 million for the nine months ended September 2013 and September 2012, respectively; and charitable contributions of $12 million for the nine months ended September 2012. Net provisions for litigation and regulatory proceedings, previously included in Corporate, have now been allocated to the geographic regions. Reclassifications have been made to previously reported geographic region amounts to conform to the current presentation.

Goldman Sachs September 2013 Form 10-Q	99

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of
$ in millions	September 2013	December 2012
U.S. government and federal agency obligations [1]	$100,344	$114,418

% of total assets	10.9%	12.2%

Non-U.S. government and agency obligations [1]	$ 50,378	$ 62,252

% of total assets	5.5%	6.6%

1.	Substantially all included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

As of September 2013 and December 2012, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
in millions	September 2013	December 2012
U.S. government and federal agency obligations	$99,231	$73,477

Non-U.S. government and agency obligations [1]	93,383	64,724

1.	Principally consisting of securities issued by the governments of Germany and France.

100	Goldman Sachs September 2013 Form 10-Q

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2013 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $4.0 billion in excess of the aggregate reserves for such matters.

Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of money damages, unless management can otherwise determine an appropriate amount, (ii) the matters are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues presented. For example, the firm’s potential liability with respect to future mortgage-related “put-back” claims and any future claims arising from the ongoing investigations by members of the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force (RMBS Working Group) may ultimately result in a significant increase in the firm’s liabilities for mortgage-related matters, but is not included in management’s estimate of reasonably possible loss. However, management does not believe, based on currently available information, that the outcomes of such matters will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period. See Note 18 for further information on mortgage-related contingencies.

Fannie Mae Litigation. GS&Co. was added as a defendant in an amended complaint filed on August 14, 2006 in a purported class action pending in the U.S. District Court for the District of Columbia. The complaint asserts violations of the federal securities laws generally arising from allegations concerning Fannie Mae’s accounting practices in connection with certain Fannie Mae-sponsored REMIC transactions that were allegedly arranged by GS&Co. The complaint does not specify a dollar amount of damages. The other defendants include Fannie Mae, certain of its past and present officers and directors, and accountants. By a decision dated May 8, 2007, the district court granted GS&Co.’s motion to dismiss the claim against it, and the remaining parties agreed to a settlement in April 2013, subject to court approval, which would resolve the action in its entirety and would not involve any contribution by GS&Co.

Goldman Sachs September 2013 Form 10-Q	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Compensation-Related Litigation. Group Inc., its directors and certain senior executives are the defendants in an action filed on March 24, 2009 in New York Supreme Court, New York County, alleging violation of Delaware statutory and common law in connection with the firm’s valuation of stock options granted to certain directors and senior executives relating to 2005 to 2008 compensation. On April 18, 2012, it was determined that the plaintiff lacked standing to continue to prosecute the action. Another purported shareholder filed an amended complaint on June 19, 2013 and, on August 15, 2013, the defendants moved to dismiss.

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

102	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS&Co., Goldman Sachs Mortgage Company (GSMC) and GS Mortgage Securities Corp. (GSMSC) and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissionary damages. By a decision dated September 6, 2012, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiff’s claims with respect to 10 of the 17 offerings included in plaintiff’s original complaint but vacated the dismissal and remanded the case to the district court with instructions to reinstate the plaintiff’s claims with respect to the other seven offerings. On March 18, 2013, the U.S. Supreme Court denied the defendants’ petition for certiorari from the Second Circuit decision. On October 31, 2012, the plaintiff served a fourth amended complaint relating to those seven offerings, plus seven additional offerings (additional offerings). On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to one of the additional offerings. The district court twice granted defendants’ motions to dismiss this separate action, both times with leave to replead. That separate plaintiff has filed an amended complaint and has moved to further amend this complaint to add claims with respect to two more of the additional offerings; defendants have moved to dismiss and opposed the amendment. The securitization trusts issued, and GS&Co. underwrote, approximately $11 billion principal amount of certificates to all purchasers in the fourteen offerings at issue in the complaints.

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

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including Aozora Bank, Ltd., Basis Yield Alpha Fund (Master), the Charles Schwab Corporation, CIFG Assurance of North America, Inc., CMFG Life Insurance Company and related parties, Deutsche Zentral-Genossenschaftbank, the FDIC (as receiver for Guaranty Bank), the Federal Home Loan Banks of Boston, Chicago and Seattle, the FHFA (as conservator for Fannie Mae and Freddie Mac), HSH Nordbank, IKB Deutsche Industriebank AG, Landesbank Baden-Württemberg, Joel I. Sher (Chapter 11 Trustee) on behalf of TMST, Inc. (TMST), f/k/a Thornburg Mortgage, Inc. and certain TMST affiliates, John Hancock and related parties, Massachusetts Mutual Life Insurance Company, MoneyGram Payment Systems, Inc., National Australia Bank, the National Credit Union Administration (as conservator or liquidating agent for several failed credit unions), Phoenix Light SF Limited and related parties, Prudential Insurance Company of America and related parties, Royal Park Investments SA/NV, Sealink Funding Limited, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company and Watertown Savings Bank) have filed complaints or summonses with notice in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

Goldman Sachs September 2013 Form 10-Q	103

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

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active and threatened cases described in the preceding two paragraphs where those plaintiffs are seeking rescission of such securities was approximately $22.4 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

Group Inc., Litton, Ocwen and Arrow Corporate Member Holdings LLC, a former subsidiary of Group Inc., are defendants in a putative class action filed on January 23, 2013 in the U.S. District Court for the Southern District of New York generally challenging the procurement manner and scope of “force-placed” hazard insurance arranged by Litton when homeowners failed to arrange for insurance as required by their mortgages. The complaint asserts claims for breach of contract, breach of fiduciary duty, misappropriation, conversion, unjust enrichment and violation of Florida unfair practices law, and seeks unspecified compensatory and punitive damages as well as declaratory and injunctive relief.

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

The firm has also received, and continues to receive, requests for information and/or subpoenas from federal, state and local regulators and law enforcement authorities, including members of the RMBS Working Group, relating to the mortgage-related securitization process, subprime mortgages, CDOs, synthetic mortgage-related products, particular transactions involving these products, and servicing and foreclosure activities, and is cooperating with these regulators and other authorities, including in some cases agreeing to the tolling of the relevant statute of limitations. See also “Regulatory Investigations and Reviews and Related Litigation” below.

The firm expects to be the subject of additional putative shareholder derivative actions, purported class actions, rescission and “put back” claims and other litigation, additional investor and shareholder demands, and additional regulatory and other investigations and actions with respect to mortgage-related offerings, loan sales, CDOs, and servicing and foreclosure activities. See Note 18 for information regarding mortgage-related contingencies not described in this Note 27.

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

104	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

RALI Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a putative securities class action initially filed in September 2008 in New York Supreme Court, and subsequently removed to the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various offerings of mortgage-backed pass-through certificates violated the disclosure requirements of the federal securities laws. In addition to the underwriters, the defendants include Residential Capital, LLC (ResCap), Residential Accredit Loans, Inc. (RALI), Residential Funding Corporation (RFC), Residential Funding Securities Corporation (RFSC), and certain of their officers and directors. After granting in part and denying in part various dismissal and intervention motions in 2010 and 2011, the district court certified a class in connection with one offering underwritten by GS&Co. which includes only initial purchasers who bought the securities directly from the underwriters or their agents no later than ten trading days after the offering date. Defendants’ petition seeking leave to appeal the district court’s class certification was denied. On April 30, 2013, the district court granted in part plaintiffs’ request to reinstate a number of the previously dismissed claims relating to an additional nine offerings underwritten by GS&Co. On May 10, 2013, the plaintiffs filed an amended complaint incorporating those nine additional offerings, which defendants have moved to dismiss in part. Plaintiffs have also moved for class certification as to the nine additional offerings and to expand the time period and scope covered by the previous class definition.

GS&Co. underwrote approximately $5.57 billion principal amount of securities to all purchasers in the offerings included in the amended complaint. On May 14, 2012, ResCap, RALI and RFC filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. On June 28, 2013 the district court entered a final order and judgment approving a settlement between plaintiffs and ResCap, RALI, RFC, RFSC and their officers and directors named as defendants in the action.

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

Goldman Sachs September 2013 Form 10-Q	105

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

On June 11, 2013, following a jury verdict favorable to Goldman Sachs, a court also found in favor of Goldman Sachs on the remaining claims in a previously disclosed action brought by the former shareholders of Dragon Systems, Inc. Plaintiffs have appealed.

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

GS&Co. and Group Inc. are among the numerous defendants in putative antitrust class actions relating to credit derivatives, filed beginning in May 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws by conspiring to forestall the development of alternatives to over-the-counter trading of credit derivatives and maintain inflated bid-ask spreads for credit derivatives trading. The complaints seek declaratory and injunctive relief as well as treble damages in an unspecified amount.

European Commission Price-Fixing Matter. On July 5, 2011, the European Commission issued a Statement of Objections to Group Inc. raising allegations of an industry-wide conspiracy to fix prices for power cables, including by an Italian cable company in which certain Goldman Sachs-affiliated investment funds held ownership interests from 2005 to 2009. The Statement of Objections proposes to hold Group Inc. jointly and severally liable for some or all of any fine levied against the cable company under the concept of parental liability under EU competition law.

106	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Municipal Securities Matters. GS&Co. has entered into consent orders with 49 states and territories to date settling investigations regarding auction rate securities.

On October 11, 2013, the Cook County, Illinois Circuit Court entered a final judgment dismissing all claims in a 2010 qui tam action filed against Group Inc., GS&Co. and GSMC in connection with municipal finance transactions.

Beginning in February 2012, GS&Co. (along with, in some cases, other financial services firms) was named as respondent in five FINRA arbitrations filed, respectively, by the cities of Houston, Texas, Reno, Nevada, and Cleveland, Ohio, a California school district and a North Carolina municipal power authority, based on GS&Co.’s role as underwriter and broker-dealer of the claimants’ issuances of an aggregate of over $2.0 billion of auction rate securities from 2003 through 2007. Each claimant alleges that GS&Co. failed to disclose that it had a practice of placing cover bids on auctions, and failed to offer the claimant the option of a formulaic maximum rate (rather than a fixed maximum rate), and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market (at an estimated cost, in the case of Houston, of approximately $90 million). Houston, Reno, and Cleveland also allege that GS&Co. advised them to enter into interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses (including, in the case of Reno, a swap termination obligation of over $8 million). The claims include breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD, and seek unspecified damages.

In federal court, GS&Co. has filed complaints and motions seeking to enjoin the Reno, California school district, and North Carolina arbitrations pursuant to the exclusive forum selection clauses in the transaction documents. GS&Co.’s motion to enjoin was denied with regard to the Reno arbitration, and GS&Co. appealed on March 11, 2013. GS&Co.’s motion to enjoin was granted with regard to the California school district arbitration, and the California school district appealed on March 5, 2013. On April 26, 2013, GS&Co. moved to enjoin the North Carolina arbitration, and the North Carolina municipal power authority moved to dismiss or transfer GS&Co.’s complaint for lack of venue.

Commodities-Related Litigation. Group Inc. and its subsidiaries, GS Power Holdings LLC and Metro International Trade Services LLC, are among the defendants in a number of putative class actions filed beginning on August 1, 2013 in various federal district courts. The complaints generally allege violation of federal antitrust laws and other federal and state laws in connection with the management of aluminum storage facilities. The complaints seek declaratory, injunctive and other equitable relief as well as unspecified monetary damages, including treble damages. The Judicial Panel on Multidistrict Litigation has been asked to consolidate and centralize the various actions for pre-trial proceedings.

Goldman Sachs September 2013 Form 10-Q	107

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

•

the sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related activities, including compliance with the SEC’s short sale rule, algorithmic and quantitative trading, futures trading, options trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments, commodities activities and metals storage, private placement practices, trading activities and communications in connection with the establishment of benchmark rates and compliance with the U.S. Foreign Corrupt Practices Act; and

•

insider trading, the potential misuse of material nonpublic information regarding private company and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

Goldman Sachs is cooperating with all such regulatory investigations and reviews.

108	Goldman Sachs September 2013 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2013, the related condensed consolidated statements of earnings for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

November 6, 2013

Goldman Sachs September 2013 Form 10-Q	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of consolidated average balances and interest rates.

	Three Months Ended September
	2013			2012
in millions, except rates	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 58,726	$ 39	0.26%	$ 53,135	$ 38	0.28%

U.S.	53,953	35	0.26	49,749	35	0.28

Non-U.S.	4,773	4	0.33	3,386	3	0.35

Securities borrowed, securities purchased under agreements to resell and federal funds sold	337,263	36	0.04	328,166	(74)	(0.09)

U.S.	213,190	(52)	(0.10)	185,144	(135)	(0.29)

Non-U.S.	124,073	88	0.28	143,022	61	0.17

Financial instruments owned, at fair value [1,2]	274,235	1,907	2.76	313,755	2,324	2.95

U.S.	174,836	1,275	2.89	191,000	1,552	3.23

Non-U.S.	99,399	632	2.52	122,755	772	2.50

Other interest-earning assets [3]	152,987	416	1.08	137,919	341	0.98

U.S.	93,773	297	1.26	90,586	234	1.03

Non-U.S.	59,214	119	0.80	47,333	107	0.90
Total interest-earning assets	823,211	2,398	1.16	832,975	2,629	1.26

Cash and due from banks	6,168			6,463

Other non-interest-earning assets [2]	98,036			104,106
Total assets	$927,415			$943,544
Liabilities
Interest-bearing deposits	$ 69,648	$ 98	0.56%	$ 58,723	$ 106	0.72%

U.S.	60,599	90	0.59	50,870	96	0.75

Non-U.S.	9,049	8	0.35	7,853	10	0.51

Securities loaned and securities sold under agreements to repurchase	172,505	126	0.29	167,480	188	0.45

U.S.	113,596	47	0.16	112,004	90	0.32

Non-U.S.	58,909	79	0.53	55,476	98	0.70

Financial instruments sold, but not yet purchased, at fair value [1,2]	90,314	468	2.06	98,815	594	2.39

U.S.	35,471	138	1.54	44,445	225	2.01

Non-U.S.	54,843	330	2.39	54,370	369	2.70

Short-term borrowings [4]	58,253	88	0.60	67,645	133	0.78

U.S.	36,981	83	0.89	45,408	111	0.97

Non-U.S.	21,272	5	0.09	22,237	22	0.39

Long-term borrowings [4]	173,216	915	2.10	174,598	941	2.14

U.S.	168,149	894	2.11	168,330	913	2.16

Non-U.S.	5,067	21	1.64	6,268	28	1.78

Other interest-bearing liabilities [5]	204,783	(137)	(0.27)	210,475	(169)	(0.32)

U.S.	146,937	(214)	(0.58)	152,836	(274)	(0.71)

Non-U.S.	57,846	77	0.53	57,639	105	0.72
Total interest-bearing liabilities	768,719	1,558	0.80	777,736	1,793	0.92

Non-interest-bearing deposits	609			358

Other non-interest-bearing liabilities [2]	80,536			92,407
Total liabilities	849,864			870,501

Shareholders’ equity
Preferred stock	7,200			4,975

Common stock	70,351			68,068
Total shareholders’ equity	77,551			73,043

Total liabilities and shareholders’ equity	$927,415			$943,544
Interest rate spread			0.36%			0.34%

Net interest income and net yield on interest-earning assets		$ 840	0.40		$ 836	0.40

U.S.		517	0.38		525	0.40

Non-U.S.		323	0.45		311	0.39

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [6]
Assets			34.92%			38.00%

Liabilities			26.93			26.21

110	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Nine Months Ended September
	2013			2012
in millions, except rates	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 59,465	$ 137	0.31%	$ 50,086	$ 111	0.30%

U.S.	55,950	122	0.29	46,363	94	0.27

Non-U.S.	3,515	15	0.57	3,723	17	0.61

Securities borrowed, securities purchased under agreements to resell and federal funds sold	329,760	26	0.01	341,542	(49)	(0.02)

U.S.	195,935	(224)	(0.15)	194,089	(359)	(0.25)

Non-U.S.	133,825	250	0.25	147,453	310	0.28

Financial instruments owned, at fair value [1,2]	300,512	6,337	2.82	304,312	7,334	3.22

U.S.	186,122	4,161	2.99	186,640	4,869	3.48

Non-U.S.	114,390	2,176	2.54	117,672	2,465	2.80

Other interest-earning assets [3]	143,795	1,169	1.09	135,594	1,121	1.10

U.S.	88,198	745	1.13	89,011	720	1.08

Non-U.S.	55,597	424	1.02	46,583	401	1.15
Total interest-earning assets	833,532	7,669	1.23	831,534	8,517	1.37

Cash and due from banks	6,166			6,760

Other non-interest-earning assets [2]	110,916			107,363
Total assets	$950,614			$945,657
Liabilities
Interest-bearing deposits	$ 69,587	$ 292	0.56%	$ 53,644	$ 292	0.73%

U.S.	60,968	270	0.59	45,932	262	0.76

Non-U.S.	8,619	22	0.34	7,712	30	0.52

Securities loaned and securities sold under agreements to repurchase	179,784	436	0.32	174,131	615	0.47

U.S.	115,948	189	0.22	117,398	270	0.31

Non-U.S.	63,836	247	0.52	56,733	345	0.81

Financial instruments sold, but not yet purchased, at fair value [1,2]	97,079	1,578	2.17	96,514	1,783	2.47

U.S.	38,359	492	1.71	42,411	579	1.82

Non-U.S.	58,720	1,086	2.47	54,103	1,204	2.97

Short-term borrowings [4]	61,073	309	0.68	71,749	453	0.84

U.S.	40,837	287	0.94	48,065	374	1.04

Non-U.S.	20,236	22	0.15	23,684	79	0.45

Long-term borrowings [4]	174,996	2,797	2.14	177,351	2,841	2.14

U.S.	169,045	2,721	2.15	170,680	2,714	2.12

Non-U.S.	5,951	76	1.71	6,671	127	2.54

Other interest-bearing liabilities [5]	202,523	(334)	(0.22)	208,968	(374)	(0.24)

U.S.	144,479	(680)	(0.63)	152,723	(763)	(0.67)

Non-U.S.	58,044	346	0.80	56,245	389	0.92
Total interest-bearing liabilities	785,042	5,078	0.86	782,357	5,610	0.96

Non-interest-bearing deposits	656			264

Other non-interest-bearing liabilities [2]	87,691			91,286
Total liabilities	873,389			873,907

Shareholders’ equity
Preferred stock	6,800			3,850

Common stock	70,425			67,900
Total shareholders’ equity	77,225			71,750

Total liabilities and shareholders’ equity	$950,614			$945,657
Interest rate spread			0.37%			0.41%

Net interest income and net yield on interest-earning assets		$2,591	0.42		$2,907	0.47

U.S.		1,525	0.39		1,888	0.49

Non-U.S.		1,066	0.46		1,019	0.43

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [6]
Assets			36.87%			37.93%

Liabilities			27.44			26.22

Goldman Sachs September 2013 Form 10-Q	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Interest rates include the effects of interest rate swaps accounted for as hedges.

5.	Primarily consists of certain payables to customers and counterparties.

6.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

Ratios

The table below presents selected financial ratios.

	Three Months Ended September		Nine Months Ended September
	2013	2012	2013	2012
Annualized net earnings to average assets	0.7%	0.6%	0.8%	0.6%

Annualized return on average common shareholders’ equity [1]	8.1	8.6	10.4	8.8

Annualized return on average total shareholders’ equity [2]	7.8	8.3	9.9	8.5

Total average equity to average assets	8.4	7.7	8.1	7.6

Dividend payout ratio [3]	17.4	16.1	13.8	14.8

1.	Based on annualized net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on annualized net earnings divided by average monthly total shareholders’ equity.

3.	Dividends declared per common share as a percentage of diluted earnings per common share.

112	Goldman Sachs September 2013 Form 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goldman Sachs September 2013 Form 10-Q	113

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

References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. All references to September 2013 and September 2012 refer to our periods ended, or the dates, as the context requires, September 30, 2013 and September 30, 2012, respectively. All references to June 2013 and December 2012 refer to the dates June 30, 2013 and December 31, 2012, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended September 2013 versus September 2012. The firm generated net earnings of $1.52 billion and diluted earnings per common share of $2.88 for the third quarter of 2013, compared with $1.51 billion and $2.85 per common share, respectively, for the third quarter of 2012. Annualized return on average common shareholders’ equity (ROE) 1 was 8.1% for the third quarter of 2013, compared with 8.6% for the third quarter of 2012.

Book value per common share was $153.58 and tangible book value per common share 2 was $143.86 as of September 2013, both approximately 2% higher compared with the end of the second quarter of 2013. Our Tier 1 capital ratio was 16.3% and our Tier 1 common ratio 3 was 14.2% as of September 2013, up from 15.6% and 13.5%, respectively, as of the end of the second quarter of 2013 (in each case under Basel I and also reflecting the revised market risk regulatory capital requirements which became effective on January 1, 2013). During the quarter, the firm repurchased 10.2 million shares of its common stock for a total cost of $1.65 billion.

The firm generated net revenues of $6.72 billion for the third quarter of 2013, compared with $8.35 billion for the third quarter of 2012. These results reflected significantly lower net revenues in Institutional Client Services, as well as lower net revenues in Investing & Lending compared with the third quarter of 2012. Net revenues in Investment Management were slightly higher compared with the third quarter of 2012, while net revenues in Investment Banking were essentially unchanged.

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

114	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment Banking

Net revenues in Investment Banking were essentially unchanged compared with the third quarter of 2012. Net revenues in Financial Advisory were lower than the third quarter of 2012, reflecting a decrease in industry-wide completed mergers and acquisitions. Net revenues in Underwriting were higher than the third quarter of 2012. This increase reflected significantly higher net revenues in equity underwriting, primarily due to higher net revenues from initial public offerings. Net revenues in debt underwriting were essentially unchanged compared with the third quarter of 2012.

Institutional Client Services

Net revenues in Institutional Client Services decreased significantly compared with the third quarter of 2012, reflecting significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution and lower net revenues in Equities.

The decrease in Fixed Income, Currency and Commodities Client Execution compared with the third quarter of 2012 reflected significantly lower net revenues in mortgages and interest rate products, as well as in currencies. In addition, net revenues in credit products were lower, while net revenues in commodities were higher compared with the third quarter of 2012. During the third quarter of 2013, Fixed Income, Currency and Commodities Client Execution operated in a challenging environment, which was characterized by economic uncertainty, difficult market-making conditions in certain businesses and lower levels of activity.

The decrease in Equities compared with the third quarter of 2012 was primarily due to the sale of our Americas reinsurance business 1. Net revenues in equities client execution (excluding net revenues from our Americas reinsurance business) and commissions and fees were both essentially unchanged compared with the third quarter of 2012. In addition, securities services net revenues were lower compared with the third quarter of 2012, primarily due to the sale of our hedge fund administration business in 2012. Although global equity prices increased during the quarter, Equities operated in an environment characterized by lower levels of activity and volatility.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $72 million ($47 million and $25 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2013, compared with a net loss of $370 million ($225 million and $145 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2012.

Investing & Lending

Net revenues in Investing & Lending were $1.48 billion for the third quarter of 2013, compared with $1.80 billion for the third quarter of 2012. Results for the third quarter of 2013 included net gains of $938 million from investments in equities, primarily in private equities, driven by strong corporate performance and company-specific events. In addition, Investing & Lending net revenues included net interest income and net gains of $300 million from debt securities and loans, and other net revenues of $237 million related to our consolidated investments.

Investment Management

Net revenues in Investment Management increased slightly compared with the third quarter of 2012. This increase reflected higher management and other fees, primarily due to higher average assets under supervision and favorable changes in the mix of assets under supervision, partially offset by lower transaction revenues. During the quarter, total assets under supervision increased $36 billion to $991 billion. Long-term assets under supervision increased $35 billion, reflecting market appreciation of $19 billion, primarily in equity assets, and net inflows of $16 billion, primarily in fixed income assets. In addition, liquidity products increased $1 billion.

1.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $297 million for the three months ended September 2012. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about this sale.

Goldman Sachs September 2013 Form 10-Q	115

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2013 versus September 2012. The firm generated net earnings of $5.71 billion and diluted earnings per common share of $10.89 for the first nine months of 2013, compared with $4.58 billion and $8.57 per common share, respectively, for the first nine months of 2012. Annualized ROE [1] was 10.4% for the first nine months of 2013, compared with 8.8% for the first nine months of 2012.

The firm generated net revenues of $25.42 billion for the first nine months of 2013, compared with $24.93 billion for the first nine months of 2012. These results reflected significantly higher net revenues in both Investing & Lending and Investment Banking, as well as slightly higher net revenues in Investment Management compared with the first nine months of 2012. Net revenues in Institutional Client Services were lower compared with the first nine months of 2012.

An overview of net revenues for each of our business segments is provided below.

Investment Banking

Net revenues in Investment Banking increased significantly compared with the first nine months of 2012, due to significantly higher net revenues in Underwriting. This increase reflected significantly higher net revenues in debt underwriting, principally due to leveraged finance activity, and in equity underwriting, primarily reflecting an increase in client activity. Net revenues in Financial Advisory were slightly lower than the first nine months of 2012.

Institutional Client Services

Net revenues in Institutional Client Services decreased compared with the first nine months of 2012, reflecting lower net revenues in both Fixed Income, Currency and Commodities Client Execution and Equities.

The decrease in Fixed Income, Currency and Commodities Client Execution compared with the first nine months of 2012 reflected significantly lower net revenues in interest rate products and mortgages. Net revenues in credit products and currencies were essentially unchanged, while net revenues in commodities were slightly higher compared with the first nine months of 2012. Fixed Income, Currency and Commodities Client Execution operated in a generally challenging environment during much of the first nine months of 2013, as macroeconomic concerns and uncertainty led to challenging market-making conditions and lower levels of activity in certain businesses.

The decrease in Equities compared with the first nine months of 2012 was primarily due to the sale of our Americas reinsurance business 2. Net revenues in equities client execution (excluding net revenues from our Americas reinsurance business) were slightly higher compared with the first nine months of 2012, while commissions and fees were essentially unchanged. Securities services net revenues were lower compared with the first nine months of 2012, primarily due to the sale of our hedge fund administration business in 2012. During the first nine months of 2013, Equities operated in an environment generally characterized by an increase in global equity prices and generally lower volatility levels.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $90 million ($57 million and $33 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2013, compared with a net loss of $588 million ($354 million and $234 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2012.

1.	See “Results of Operations — Financial Overview” below for further information about our calculation of annualized ROE.

2.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $317 million and $767 million for the nine months ended September 2013 and September 2012, respectively. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about this sale.

116	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investing & Lending

Net revenues in Investing & Lending were $4.96 billion for the first nine months of 2013, compared with $3.92 billion for the first nine months of 2012. Results for the first nine months of 2013 included net gains of $2.53 billion from investments in equities, primarily in private equities, driven by strong corporate performance and company-specific events. In addition, Investing & Lending net revenues included net gains and net interest income of $1.52 billion from debt securities and loans, and other net revenues of $907 million related to our consolidated investments.

Investment Management

Net revenues in Investment Management increased slightly compared with the first nine months of 2012, reflecting higher management and other fees, primarily due to higher average assets under supervision. During the first nine months of 2013, total assets under supervision increased $26 billion to $991 billion. Long-term assets under supervision increased $48 billion, reflecting net inflows of $28 billion and net market appreciation of $20 billion. Net inflows included inflows in fixed income 1 and equity assets, partially offset by outflows in alternative investment assets. Net market appreciation primarily reflected appreciation in equity assets, partially offset by depreciation in fixed income assets. Liquidity products decreased $22 billion due to outflows during the period.

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

1.

Fixed income flows for the nine months ended September 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013. These assets were previously excluded from assets under supervision as they were assets of a consolidated subsidiary.

Goldman Sachs September 2013 Form 10-Q	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

Global economic conditions improved during the third quarter of 2013, as real gross domestic product (GDP) appeared to increase in most major economies. Although real GDP appeared to increase in the Euro area in the aggregate, it appeared to decline in some European economies due to declines in domestic demand and weakness in credit conditions. Continued concerns about the outlook for the global economy and the possibility that the U.S. Federal Reserve would begin tapering its asset purchase program contributed to lower levels of client activity, although global equity prices increased and credit spreads tightened. In addition, most industry-wide investment banking activity declined compared with the second quarter of 2013.

United States

In the United States, real GDP growth appeared to decelerate during the quarter, reflecting a significant contraction of federal government spending as a result of sequestration, partially offset by an acceleration of business fixed investment, and slightly improved net exports. Measures of consumer confidence were mixed during the quarter. Housing market activity was also mixed, as housing starts remained stable, while new home sales declined due to increased mortgage interest rates. Unemployment levels continued to decline, although the rate of unemployment remained elevated. Measures of inflation remained subdued. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% and continued its program to purchase U.S. Treasury securities and mortgage-backed securities, although market participants had expected a tapering of those purchases to start in September. However, the U.S. Federal Reserve signaled that a reduction of asset purchases at some point in the near future is likely if the economic recovery continues and inflation expectations remain moderate. The 10-year U.S. Treasury note yield ended the quarter at 2.64%, 12 basis points higher than the end of the second quarter of 2013. In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 11%, 5% and 1%, respectively, compared with the end of the second quarter of 2013.

Europe

In the Euro area, real GDP appeared to increase slightly during the quarter, although at a slower pace than in the second quarter of 2013. Negative contributions from consumer and government spending were partially offset by an increase in net exports. Measures of inflation remained subdued, while unemployment levels remained high. The European Central Bank maintained its main refinancing operations rate at 0.50% and adopted forward guidance for the future path of interest rates as a new policy tool. The Euro appreciated by 4% against the U.S. dollar. In the United Kingdom, real GDP growth increased during the quarter. The Bank of England maintained its official bank rate at 0.50% and also introduced state-contingent forward guidance for the future path of interest rates. The British pound appreciated 7% against the U.S. dollar. Long-term government bond yields were generally stable during the quarter. In equity markets, the CAC 40 Index and the Euro Stoxx 50 Index both increased 11% and the DAX Index and the FTSE 100 Index increased by 8% and 4%, respectively, compared with the end of the second quarter of 2013.

Asia

In Japan, real GDP growth appeared to decelerate during the quarter, reflecting sizeable slowdowns in both consumer and government spending, although growth in private residential investment and public fixed investment increased significantly. The Bank of Japan maintained its main operating target for money market operations, which is set to increase the monetary base annually by approximately 60-70 trillion yen. The yield on 10-year Japanese government bonds declined during the quarter. The Japanese yen appreciated by 1% against the U.S. dollar and the Nikkei 225 Index increased by 6% compared with the end of the second quarter of 2013. In China, real GDP growth accelerated during the quarter. Measures of inflation remained moderate and the People’s Bank of China left its reserve requirement ratio unchanged. The Chinese yuan appreciated slightly against the U.S. dollar. In equity markets, the Shanghai Composite Index and the Hang Seng Index both increased by 10% compared with the end of the second quarter of 2013. In India, economic activity appeared to expand moderately during the quarter, although GDP growth is still at the lower end of the historical range. The rate of wholesale inflation increased during the quarter. The Indian rupee depreciated by 5% against the U.S. dollar, and the BSE Sensex Index was essentially unchanged compared with the end of the second quarter of 2013.

118	Goldman Sachs September 2013 Form 10-Q

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

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of September 2013, June 2013 and December 2012, level 3 assets represented 4.5%, 4.6% and 5.0%, respectively, of our total assets. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs September 2013 Form 10-Q	119

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

120	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Level 3 Financial Assets at Fair Value. The table below presents financial assets measured at fair value and the amount of such assets that are classified within level 3 of the fair value hierarchy.

Total level 3 financial assets were $41.97 billion, $42.82 billion and $47.10 billion as of September 2013, June 2013 and December 2012, respectively.

See Notes 5 through 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about changes in level 3 financial assets and fair value measurements.

	As of September 2013		As of June 2013		As of December 2012
in millions	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 5,902	$ —	$ 5,126	$ —	$ 6,057	$ —

U.S. government and federal agency obligations	77,328	—	83,935	—	93,241	—

Non-U.S. government and agency obligations	46,257	55	58,837	90	62,250	26

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	5,884	2,684	6,424	2,969	9,805	3,389

Loans and securities backed by residential real estate	8,285	1,770	8,789	1,738	8,216	1,619

Bank loans and bridge loans	17,573	9,475	20,451	9,997	22,407	11,235

Corporate debt securities	15,280	2,313	15,893	2,492	20,981	2,821

State and municipal obligations	1,356	227	1,654	322	2,477	619

Other debt obligations	3,076	772	3,242	876	2,251	1,185

Equities and convertible debentures	77,485	16,180	78,806	15,417	96,454	14,855

Commodities	4,372	—	5,151	—	11,696	—
Total cash instruments	262,798	33,476	288,308	33,901	335,835	35,749

Derivatives	61,459	6,997	67,853	7,595	71,176	9,920
Financial instruments owned, at fair value	324,257	40,473	356,161	41,496	407,011	45,669

Securities segregated for regulatory and other purposes	36,746	—	32,570	—	30,484	—

Securities purchased under agreements to resell	169,429	81	153,289	101	141,331	278

Securities borrowed	59,753	—	61,409	—	38,395	—

Receivables from customers and counterparties	7,085	172	5,902	165	7,866	641

Other assets [1,2]	13,408	1,245	9,473	1,062	13,426	507
Total	$610,678	$41,971	$618,804	$42,824	$638,513	$47,095

1.

September 2013 and June 2013 consists of assets classified as held for sale related to the firm’s European insurance business, primarily consisting of corporate debt securities, non-U.S. government and agency obligations, secured loans, derivatives and insurance contracts. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about assets held for sale.

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

Goldman Sachs September 2013 Form 10-Q	121

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

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated lives or based on economic usage. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset or asset group’s carrying value may not be fully recoverable.

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

122	Goldman Sachs September 2013 Form 10-Q

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

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. In addition, we estimate the upper end of the range of reasonably possible aggregate loss in excess of the related reserves for litigation proceedings where the firm believes the risk of loss is more than slight. See Notes 18 and 27 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information on certain judicial, regulatory and legal proceedings.

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

Goldman Sachs September 2013 Form 10-Q	123

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

Financial Overview

The table below presents an overview of our financial results.

	Three Months Ended September		Nine Months Ended September
$ in millions, except per share amounts	2013	2012	2013	2012
Net revenues	$6,722	$8,351	$25,424	$24,927

Pre-tax earnings	2,167	2,298	8,185	6,894

Net earnings	1,517	1,512	5,708	4,583

Net earnings applicable to common shareholders	1,429	1,458	5,478	4,459

Diluted earnings per common share	2.88	2.85	10.89	8.57

Annualized return on average common shareholders’ equity [1]	8.1%	8.6%	10.4%	8.8%

1.

Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Total shareholders’ equity	$77,551	$73,043	$77,225	$71,750

Preferred stock	(7,200)	(4,975)	(6,800)	(3,850)
Common shareholders’ equity	$70,351	$68,068	$70,425	$67,900

124	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues

Three Months Ended September 2013 versus September 2012. Net revenues on the condensed consolidated statements of earnings were $6.72 billion for the third quarter of 2013, 20% lower than the third quarter of 2012, reflecting significantly lower market-making revenues and, to a lesser extent, other principal transactions revenues. Commissions and fees were slightly higher compared with the third quarter of 2012, while investment banking revenues, investment management revenues and net interest income were essentially unchanged.

Nine Months Ended September 2013 versus September 2012. Net revenues on the condensed consolidated statements of earnings were $25.42 billion for the first nine months of 2013, 2% higher than the first nine months of 2012, reflecting significantly higher other principal transactions revenues and investment banking revenues. In addition, investment management revenues and commissions and fees were slightly higher compared with the first nine months of 2012. These increases were largely offset by lower market-making revenues and lower net interest income compared with the first nine months of 2012.

Non-interest Revenues

Investment banking

During the third quarter of 2013, investment banking revenues reflected an operating environment generally characterized by ongoing uncertainty around the economic outlook and a seasonal slowdown, both of which contributed to a decline in most industry-wide investment banking activity compared with the second quarter of 2013. If macroeconomic concerns continue and result in lower levels of client activity, investment banking revenues would likely continue to be negatively impacted.

Three Months Ended September 2013 versus September 2012. Investment banking revenues on the condensed consolidated statements of earnings were $1.17 billion for the third quarter of 2013, essentially unchanged compared with the third quarter of 2012. Revenues in financial advisory were lower than the third quarter of 2012, reflecting a decrease in industry-wide completed mergers and acquisitions. Revenues in underwriting were higher than the third quarter of 2012. This increase reflected significantly higher revenues in equity underwriting, primarily due to higher revenues from initial public offerings. Revenues in debt underwriting were essentially unchanged compared with the third quarter of 2012.

Nine Months Ended September 2013 versus September 2012. Investment banking revenues on the condensed consolidated statements of earnings were $4.29 billion for the first nine months of 2013, 21% higher than the first nine months of 2012, due to significantly higher revenues in underwriting. This increase primarily reflected significantly higher revenues in debt underwriting, principally due to leveraged finance activity, and in equity underwriting, primarily reflecting an increase in client activity. Revenues in financial advisory were slightly lower than the first nine months of 2012.

Investment management

During the third quarter of 2013, investment management revenues reflected an operating environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets. The mix of assets under supervision was essentially unchanged compared with the end of the second quarter of 2013. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, investment management revenues would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

Goldman Sachs September 2013 Form 10-Q	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended September 2013 versus September 2012. Investment management revenues on the condensed consolidated statements of earnings were $1.15 billion for the third quarter of 2013, essentially unchanged compared with the third quarter of 2012. Revenues in the third quarter of 2013 included higher management and other fees, primarily due to higher average assets under supervision and favorable changes in the mix of assets under supervision, largely offset by lower transaction revenues, compared with the third quarter of 2012.

Nine Months Ended September 2013 versus September 2012. Investment management revenues on the condensed consolidated statements of earnings were $3.67 billion for the first nine months of 2013, slightly higher than the first nine months of 2012, reflecting higher management and other fees, primarily due to higher average assets under supervision.

Commissions and fees

Although global equity prices increased during the third quarter of 2013, commissions and fees reflected an environment generally characterized by lower volumes and lower volatility levels compared with the second quarter of 2013. Major exchanges, such as the JPX, NYSE, NASDAQ and LSE, experienced lower average daily share volumes compared with the second quarter of 2013. If this trend continues, commissions and fees would likely continue to be negatively impacted.

Three Months Ended September 2013 versus September 2012. Commissions and fees on the condensed consolidated statements of earnings were $765 million for the third quarter of 2013, slightly higher than the third quarter of 2012, reflecting higher commissions and fees in Asia and Europe, partially offset by lower commissions and fees in the United States. During the third quarter of 2013, our average daily volumes were higher in Asia and Europe and lower in the United States, compared with the third quarter of 2012, consistent with listed cash equity market volumes.

Nine Months Ended September 2013 versus September 2012. Commissions and fees on the condensed consolidated statements of earnings were $2.47 billion for the first nine months of 2013, slightly higher than the first nine months of 2012, primarily reflecting higher commissions and fees in cash products in Asia and Europe. During the first nine months of 2013, our average daily volumes were higher in Asia and Europe and lower in the United States compared with the first nine months of 2012, consistent with listed cash equity market volumes.

Market making

“Market making” is comprised of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. Market-making activities are included in our Institutional Client Services segment.

During the third quarter of 2013, market-making revenues reflected an operating environment generally characterized by continued macroeconomic concerns, particularly about the outlook for the global economy and the possibility that the U.S. Federal Reserve would begin tapering its asset purchase program. Although global equity prices increased and credit spreads tightened during the third quarter of 2013, these macroeconomic concerns led to difficult market-making conditions in certain businesses and lower levels of client activity compared with the second quarter of 2013. If macroeconomic concerns continue over the long term, market-making revenues would likely continue to be negatively impacted.

Three Months Ended September 2013 versus September 2012. Market-making revenues on the condensed consolidated statements of earnings were $1.36 billion for the third quarter of 2013, 49% lower than the third quarter of 2012, reflecting significantly lower revenues in mortgages and interest rate products, as well as in currencies and equity products. The decrease in equity products was primarily due to the sale of a majority stake in our Americas reinsurance business in April 2013. In addition, revenues in credit products were lower, while revenues in commodities were higher compared with the third quarter of 2012.

126	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2013 versus September 2012. Market-making revenues on the condensed consolidated statements of earnings were $7.49 billion for the first nine months of 2013, 13% lower than the first nine months of 2012, reflecting significantly lower revenues in interest rate products and mortgages, as well as lower revenues in equity products and currencies. The decrease in equity products was primarily due to the sale of a majority stake in our Americas reinsurance business in April 2013, and the impact of the sale of our hedge fund administration business during 2012. Revenues in commodities were higher, while revenues in credit products were essentially unchanged compared with the first nine months of 2012.

Other principal transactions

“Other principal transactions” is comprised of revenues (excluding net interest) from our investing activities and the origination of loans to provide financing to clients. In addition, “Other principal transactions” includes revenues related to our consolidated investments. Other principal transactions are included in our Investing & Lending segment.

During the third quarter of 2013, other principal transactions revenues generally reflected strong corporate performance and company-specific events. However, continued concerns about the outlook for the global economy and uncertainty over financial regulatory reform continue to be meaningful considerations for the global marketplace. If equity markets decline or credit spreads widen, other principal transactions revenues would likely be negatively impacted.

Three Months Ended September 2013 versus September 2012. Other principal transactions revenues on the condensed consolidated statements of earnings were $1.43 billion for the third quarter of 2013, compared with $1.80 billion for the third quarter of 2012. Results for the third quarter of 2013 included net gains from investments in equities, primarily in private equities, driven by strong corporate performance and company-specific events. In addition, other principal transactions revenues for the third quarter of 2013 included net gains from debt securities and loans. In the third quarter of 2012, other principal transactions revenues included net gains from investments in equities, primarily in private equities, and net gains from debt securities and loans.

Nine Months Ended September 2013 versus September 2012. Other principal transactions revenues on the condensed consolidated statements of earnings were $4.92 billion for the first nine months of 2013, compared with $3.91 billion for the first nine months of 2012. Results for the first nine months of 2013 included net gains from investments in equities, primarily in private equities, driven by strong corporate performance and company-specific events. In addition, other principal transactions revenues for the first nine months of 2013 included net gains from debt securities and loans. In the first nine months of 2012, other principal transactions revenues included net gains from investments in equities, primarily in private equities, and net gains from debt securities and loans.

Net Interest Income

Three Months Ended September 2013 versus September 2012. Net interest income on the condensed consolidated statements of earnings was $840 million for the third quarter of 2013, essentially unchanged compared with the third quarter of 2012.

Nine Months Ended September 2013 versus September 2012. Net interest income on the condensed consolidated statements of earnings was $2.59 billion for the first nine months of 2013, 11% lower than the first nine months of 2012. The decrease compared with the first nine months of 2012 was primarily due to lower average yields on financial instruments owned, at fair value, partially offset by lower interest expense on financial instruments sold, but not yet purchased, at fair value, borrowings and collateralized financings.

Goldman Sachs September 2013 Form 10-Q	127

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

The table below presents our operating expenses and total staff.

	Three Months Ended September		Nine Months Ended September
$ in millions	2013	2012	2013	2012
Compensation and benefits	$ 2,382	$ 3,675	$10,424	$10,968

Brokerage, clearing, exchange and distribution fees	573	547	1,747	1,658

Market development	117	123	398	369

Communications and technology	202	190	572	588

Depreciation and amortization	280	396	848	1,238

Occupancy	205	217	633	643

Professional fees	211	205	675	652

Insurance reserves [1]	—	153	176	431

Other expenses	585	547	1,766	1,486
Total non-compensation expenses	2,173	2,378	6,815	7,065
Total operating expenses	$ 4,555	$ 6,053	$17,239	$18,033
Total staff at period-end [2]	32,600	32,600

1.	Related revenues are included in “Market making” in the condensed consolidated statements of earnings.

2.	Includes employees, consultants and temporary staff.

Three Months Ended September 2013 versus September 2012. Operating expenses on the condensed consolidated statements of earnings were $4.56 billion for the third quarter of 2013, 25% lower than the third quarter of 2012. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $2.38 billion for the third quarter of 2013, 35% lower than the third quarter of 2012. Total staff increased 3% during the third quarter of 2013.

Non-compensation expenses on the condensed consolidated statements of earnings were $2.17 billion for the third quarter of 2013, 9% lower than the third quarter of 2012. This decrease included a decline in insurance reserves, reflecting the sale of a majority stake in our Americas reinsurance business, and lower depreciation and amortization expense, primarily reflecting lower expenses related to consolidated investments. These decreases were partially offset by increased net provisions for litigation and regulatory proceedings and higher brokerage, clearing, exchange and distribution fees. The third quarter of 2013 included net provisions for litigation and regulatory proceedings of $142 million.

128	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2013 versus September 2012. Operating expenses on the condensed consolidated statements of earnings were $17.24 billion for the first nine months of 2013, 4% lower than the first nine months of 2012. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $10.42 billion for the first nine months of 2013, 5% lower than the first nine months of 2012. The ratio of compensation and benefits to net revenues for the first nine months of 2013 was 41.0%, compared with 43.0% for the first six months of 2013 and 44.0% for the first nine months of 2012. Total staff increased 1% during the first nine months of 2013.

Non-compensation expenses on the condensed consolidated statements of earnings were $6.82 billion for the first nine months of 2013, 4% lower compared with the first nine months of 2012. This decrease included lower depreciation and amortization expense, primarily reflecting lower expenses related to consolidated investments, and a decline in insurance reserves, reflecting the sale of a majority stake in our Americas reinsurance business. These decreases were partially offset by increased net provisions for litigation and regulatory proceedings and higher brokerage, clearing, exchange and distribution fees. The first nine months of 2013 included net provisions for litigation and regulatory proceedings of $401 million.

Provision for Taxes

The effective income tax rate for the first nine months of 2013 was 30.3%, essentially unchanged from 30.4% for the first half of 2013 and down from 33.3% for 2012, primarily due to a determination that certain non-U.S. earnings will be permanently reinvested abroad, the related recognition of a deferred tax asset on an outside basis difference of a subsidiary and the effect of audit settlements.

In July 2013, the United Kingdom government enacted a budget proposal that will reduce the corporate income tax rate effective April 1, 2014. This change did not have a material impact on our financial condition, results of operations or cash flows as of or for the three and nine months ended September 2013.

Goldman Sachs September 2013 Form 10-Q	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

		Three Months Ended September		Nine Months Ended September
in millions		2013	2012	2013	2012
Investment Banking	Net revenues	$1,166	$1,164	$ 4,286	$ 3,521

	Operating expenses	674	823	2,763	2,575
	Pre-tax earnings	$ 492	$ 341	$ 1,523	$ 946
Institutional Client Services	Net revenues	$2,863	$4,184	$12,315	$13,782

	Operating expenses	2,484	3,250	9,170	10,179
	Pre-tax earnings	$ 379	$ 934	$ 3,145	$ 3,603
Investing & Lending	Net revenues	$1,475	$1,804	$ 4,958	$ 3,918

	Operating expenses	417	1,002	2,118	2,216
	Pre-tax earnings	$1,058	$ 802	$ 2,840	$ 1,702
Investment Management	Net revenues	$1,218	$1,199	$ 3,865	$ 3,706

	Operating expenses	977	977	3,177	3,047
	Pre-tax earnings	$ 241	$ 222	$ 688	$ 659
Total	Net revenues	$6,722	$8,351	$25,424	$24,927

	Operating expenses	4,555	6,053	17,239	18,033
	Pre-tax earnings	$2,167	$2,298	$ 8,185	$ 6,894

Total operating expenses in the table above include the following expenses that have not been allocated to our segments:

•

real estate-related exit costs of $3 million and $1 million for the three months ended September 2013 and September 2012, respectively, and $11 million and $4 million for the nine months ended September 2013 and September 2012, respectively. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the condensed consolidated statements of earnings; and

•	charitable contributions of $12 million for the nine months ended September 2012.

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

130	Goldman Sachs September 2013 Form 10-Q

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Financial Advisory	$ 423	$ 509	$1,393	$1,467

Equity underwriting	276	189	1,037	683

Debt underwriting	467	466	1,856	1,371
Total Underwriting	743	655	2,893	2,054
Total net revenues	1,166	1,164	4,286	3,521

Operating expenses	674	823	2,763	2,575
Pre-tax earnings	$ 492	$ 341	$1,523	$ 946

The table below presents our financial advisory and underwriting transaction volumes. 1

	Three Months Ended September		Nine Months Ended September
in billions	2013	2012	2013	2012
Announced mergers and acquisitions	$ 244	$ 168	$ 498	$ 469

Completed mergers and acquisitions	94	154	472	403

Equity and equity-related offerings [2]	15	17	59	41

Debt offerings [3]	65	59	227	175

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

Three Months Ended September 2013 versus September 2012. Net revenues in Investment Banking were $1.17 billion for the third quarter of 2013, essentially unchanged compared with the third quarter of 2012.

Net revenues in Financial Advisory were $423 million, 17% lower than the third quarter of 2012, reflecting a decrease in industry-wide completed mergers and acquisitions. Net revenues in Underwriting were $743 million, 13% higher than the third quarter of 2012. This increase reflected significantly higher net revenues in equity underwriting, primarily due to higher net revenues from initial public offerings. Net revenues in debt underwriting were essentially unchanged compared with the third quarter of 2012.

During the third quarter of 2013, Investment Banking operated in an environment generally characterized by ongoing uncertainty around the economic outlook and a seasonal slowdown, both of which contributed to a decline in most industry-wide investment banking activity compared with the second quarter of 2013. If macroeconomic concerns continue and result in lower levels of client activity, net revenues in Investment Banking would likely continue to be negatively impacted.

Our investment banking transaction backlog increased significantly compared with the end of the second quarter of 2013. An increase in activity levels towards the end of the quarter contributed to significantly higher estimated net revenues from potential advisory transactions compared with the end of the second quarter of 2013, as well as significantly higher estimated net revenues from potential equity underwriting transactions, primarily in initial public offerings. These increases were partially offset by a decrease in estimated net revenues from potential debt underwriting transactions.

Goldman Sachs September 2013 Form 10-Q	131

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

Operating expenses were $674 million for the third quarter of 2013, 18% lower than the third quarter of 2012, due to decreased compensation and benefits expenses primarily resulting from a decline in the ratio of compensation and benefits to net revenues. Pre-tax earnings were $492 million in the third quarter of 2013, 44% higher than the third quarter of 2012.

Nine Months Ended September 2013 versus September 2012. Net revenues in Investment Banking were $4.29 billion for the first nine months of 2013, 22% higher than the first nine months of 2012.

Net revenues in Financial Advisory were $1.39 billion, slightly lower than the first nine months of 2012. Net revenues in Underwriting were $2.89 billion, 41% higher than the first nine months of 2012. This increase reflected significantly higher net revenues in debt underwriting, principally due to leveraged finance activity, and in equity underwriting, primarily reflecting an increase in client activity.

During the first nine months of 2013, Investment Banking operated in an environment generally characterized by ongoing macroeconomic concerns, although there were positive developments in the U.S. economy. These concerns continued to weigh on investment banking activity, as industry-wide announced and completed mergers and acquisitions activity was consistent compared with the first nine months of 2012. Industry-wide debt underwriting activity was also consistent compared with the first nine months of 2012, although leveraged finance activity increased significantly. Industry-wide equity underwriting activity improved compared with the first nine months of 2012. If macroeconomic concerns continue and result in lower levels of client activity, net revenues in Investment Banking would likely be negatively impacted.

Our investment banking transaction backlog increased significantly compared with December 2012. An increase in activity levels towards the end of the third quarter of 2013 contributed to significantly higher estimated net revenues from potential advisory transactions compared with December 2012, as well as significantly higher estimated net revenues from potential equity underwriting transactions, across a broad range of products.

Operating expenses were $2.76 billion for the first nine months of 2013, 7% higher than the first nine months of 2012, due to increased compensation and benefits expenses resulting from higher net revenues. Pre-tax earnings were $1.52 billion in the first nine months of 2013, 61% higher than the first nine months of 2012.

132	Goldman Sachs September 2013 Form 10-Q

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Fixed Income, Currency and Commodities Client Execution	$1,247	$2,224	$ 6,927	$ 7,876

Equities client execution [1]	549	847	1,996	2,407

Commissions and fees	727	721	2,356	2,331

Securities services	340	392	1,036	1,168
Total Equities	1,616	1,960	5,388	5,906
Total net revenues	2,863	4,184	12,315	13,782

Operating expenses	2,484	3,250	9,170	10,179
Pre-tax earnings	$ 379	$ 934	$ 3,145	$ 3,603

1.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $297 million for the three months ended September 2012, and $317 million and $767 million for the nine months ended September 2013 and September 2012, respectively. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about this sale.

Goldman Sachs September 2013 Form 10-Q	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended September 2013 versus September 2012. Net revenues in Institutional Client Services were $2.86 billion for the third quarter of 2013, 32% lower than the third quarter of 2012.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $1.25 billion, 44% lower than the third quarter of 2012, reflecting significantly lower net revenues in mortgages and interest rate products, as well as in currencies. The decreases in mortgages and interest rate products primarily reflected the impact of a more challenging environment characterized by economic uncertainty compared with the third quarter of 2012, which reflected the positive impact of certain central bank actions to ease monetary policy. The decrease in currencies primarily reflected the impact of difficult market-making conditions, particularly in Asia. In addition, net revenues in credit products were lower, while net revenues in commodities were higher compared with the third quarter of 2012. The decrease in credit products reflected lower activity levels compared with the third quarter of 2012.

Net revenues in Equities were $1.62 billion, 18% lower than the third quarter of 2012, primarily due to the sale of our Americas reinsurance business 1. Net revenues in equities client execution (excluding net revenues from our Americas reinsurance business) and commissions and fees were both essentially unchanged compared with the third quarter of 2012. In addition, securities services net revenues were lower compared with the third quarter of 2012, primarily due to the sale of our hedge fund administration business in 2012. Although global equity prices increased during the quarter, Equities operated in an environment characterized by lower levels of activity and volatility.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $72 million ($47 million and $25 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2013, compared with a net loss of $370 million ($225 million and $145 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2012.

During the third quarter of 2013, Institutional Client Services operated in an environment generally characterized by continued macroeconomic concerns, particularly about the outlook for the global economy and the possibility that the U.S. Federal Reserve would begin tapering its asset purchase program. Although global equity prices increased and credit spreads tightened during the third quarter of 2013, these macroeconomic concerns led to difficult market-making conditions in certain businesses and lower levels of client activity compared with the second quarter of 2013. If macroeconomic concerns continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $2.48 billion for the third quarter of 2013, 24% lower than the third quarter of 2012, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues, and lower expenses as a result of the sale of a majority stake in our Americas reinsurance business in April 2013. Pre-tax earnings were $379 million in the third quarter of 2013, 59% lower than the third quarter of 2012.

1.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $297 million for the three months ended September 2012. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about this sale.

134	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2013 versus September 2012. Net revenues in Institutional Client Services were $12.32 billion for the first nine months of 2013, 11% lower than the first nine months of 2012.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $6.93 billion, 12% lower than the first nine months of 2012, reflecting significantly lower net revenues in interest rate products and mortgages. The decrease in interest rate products and mortgages primarily reflected the impact of a more challenging environment and lower activity levels compared with the first nine months of 2012. The first nine months of 2012 included strong results in mortgages. Net revenues in credit products and currencies were essentially unchanged, while net revenues in commodities were slightly higher compared with the first nine months of 2012.

Net revenues in Equities were $5.39 billion, 9% lower than the first nine months of 2012, primarily due to the sale of our Americas reinsurance business 1. Net revenues in equities client execution (excluding net revenues from our Americas reinsurance business) were slightly higher compared with the first nine months of 2012, while commissions and fees were essentially unchanged. Securities services net revenues were lower compared with the first nine months of 2012, primarily due to the sale of our hedge fund administration business in 2012. During the first nine months of 2013, Equities operated in an environment generally characterized by an increase in global equity prices and generally lower volatility levels.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $90 million ($57 million and $33 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2013, compared with a net loss of $588 million ($354 million and $234 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2012.

During the first nine months of 2013, Institutional Client Services operated in an environment generally characterized by positive developments in the U.S. economy which contributed to periods of generally favorable market conditions. However, concerns about the outlook for the global economy and the possibility that the U.S. Federal Reserve would begin tapering its asset purchase program, led to challenging market-making conditions and lower levels of activity in certain businesses. As a result, our clients’ risk appetite and activity levels fluctuated during the first nine months of 2013. If macroeconomic concerns continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $9.17 billion for the first nine months of 2013, 10% lower than the first nine months of 2012, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues, and lower expenses as a result of the sale of a majority stake in our Americas reinsurance business in April 2013. These decreases were partially offset by increased net provisions for litigation and regulatory proceedings and higher brokerage, clearing, exchange and distribution fees, principally reflecting slightly higher transaction volumes in Equities. Pre-tax earnings were $3.15 billion in the first nine months of 2013, 13% lower than the first nine months of 2012.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Equity securities	$ 938	$ 923	$2,527	$1,677

Debt securities and loans	300	558	1,524	1,365

Other	237	323	907	876
Total net revenues	1,475	1,804	4,958	3,918

Operating expenses	417	1,002	2,118	2,216
Pre-tax earnings	$1,058	$ 802	$2,840	$1,702

1.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $317 million and $767 million for the nine months ended September 2013 and September 2012, respectively. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about this sale.

Goldman Sachs September 2013 Form 10-Q	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended September 2013 versus September 2012. Net revenues in Investing & Lending were $1.48 billion for the third quarter of 2013, compared with $1.80 billion for the third quarter of 2012. Results for the third quarter of 2013 included net gains of $938 million from investments in equities, primarily in private equities, driven by strong corporate performance and company-specific events. In addition, Investing & Lending net revenues included net interest income and net gains of $300 million from debt securities and loans, and other net revenues of $237 million related to our consolidated investments.

During the third quarter of 2012, Investing & Lending net revenues were positively impacted by tighter credit spreads and an increase in global equity prices. Results for the third quarter of 2012 included net gains of $923 million from investments in equities, primarily in private equities, net gains and net interest income of $558 million from debt securities and loans, and other net revenues of $323 million related to our consolidated investments.

Operating expenses were $417 million for the third quarter of 2013, 58% lower than the third quarter of 2012, due to decreased compensation and benefits expenses and lower expenses related to consolidated investments. Pre-tax earnings were $1.06 billion in the third quarter of 2013, 32% higher than the third quarter of 2012.

Nine Months Ended September 2013 versus September 2012. Net revenues in Investing & Lending were $4.96 billion for the first nine months of 2013, compared with $3.92 billion for the first nine months of 2012. Results for the first nine months of 2013 included net gains of $2.53 billion from investments in equities, primarily in private equities, driven by strong corporate performance and company-specific events. In addition, Investing & Lending net revenues included net gains and net interest income of $1.52 billion from debt securities and loans, and other net revenues of $907 million related to our consolidated investments.

During the first nine months of 2012, Investing & Lending net revenues were positively impacted by generally tighter credit spreads and an increase in global equity prices. Results for the first nine months of 2012 included net gains of $1.68 billion from investments in equities, primarily in private equities, net gains and net interest income of $1.37 billion from debt securities and loans, and other net revenues of $876 million related to our consolidated investments.

Operating expenses were $2.12 billion for the first nine months of 2013, 4% lower than the first nine months of 2012, due to lower impairment charges related to consolidated investments. Pre-tax earnings were $2.84 billion in the first nine months of 2013, 67% higher than the first nine months of 2012.

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 40 basis points and 38 basis points for the three months ended September 2013 and September 2012, respectively, and 40 basis points for both the nine months ended September 2013 and September 2012.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

136	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the operating results of our Investment Management segment.

	Three Months Ended September		Nine Months Ended September
in millions	2013	2012	2013	2012
Management and other fees	$1,085	$1,016	$3,243	$3,038

Incentive fees	71	82	329	357

Transaction revenues	62	101	293	311
Total net revenues	1,218	1,199	3,865	3,706

Operating expenses	977	977	3,177	3,047
Pre-tax earnings	$ 241	$ 222	$ 688	$ 659

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel, as well as a summary of the changes in our assets under supervision.

	As of
	September		December
in billions	2013	2012	2012	2011
Assets under management	$ 878	$ 856	$ 854	$ 828

Other client assets	113	95	111	67
Total AUS	$ 991	$ 951	$ 965	$ 895
Asset Class
Alternative investments [1]	$ 144	$ 154	$ 151	$ 148

Equity	190	156	153	147

Fixed income	429	406	411	353
Long-term AUS	763	716	715	648
Liquidity products	228	235	250	247
Total AUS	$ 991	$ 951	$ 965	$ 895
Distribution Channel
Directly distributed:
Institutional	$ 355	$ 342	$ 343	$ 294

High-net-worth individuals	314	290	294	274

Third-party distributed:
Institutional, high-net-worth individuals and retail	322	319	328	327
Total AUS	$ 991	$ 951	$ 965	$ 895

1.	Primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

	Three Months Ended September		Nine Months Ended September
in billions	2013	2012	2013	2012
Balance, beginning of period	$955	$916	$965	$895

Net inflows/(outflows)
Alternative investments	—	8	(9)	4

Equity	4	(3)	9	(11)

Fixed income	12	9	28 [1]	32 [2]
Long-term AUS net inflows/(outflows)	16	14	28	25

Liquidity products	1	(1)	(22)	(12)
Total AUS net inflows/(outflows)	17	13	6	13

Net market appreciation/(depreciation)	19	22	20	43
Balance, end of period	$991	$951	$991	$951

1.

Fixed income flows for the nine months ended September 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013. These assets were previously excluded from assets under supervision as they were assets of a consolidated subsidiary.

2.	Includes $34 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management Company LLC.

The table below presents our average monthly assets under supervision.

	Average for the
	Three Months Ended September		Nine Months Ended September
in billions	2013	2012	2013	2012
Long-term AUS	$746	$702	$738	$679

Liquidity products	226	236	235	237
Total AUS	$972	$938	$973	$916

Goldman Sachs September 2013 Form 10-Q	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended September 2013 versus September 2012. Net revenues in Investment Management were $1.22 billion for the third quarter of 2013, 2% higher than the third quarter of 2012. This increase reflected higher management and other fees, primarily due to higher average assets under supervision and favorable changes in the mix of assets under supervision, partially offset by lower transaction revenues. During the quarter, total assets under supervision increased $36 billion to $991 billion. Long-term assets under supervision increased $35 billion, reflecting market appreciation of $19 billion, primarily in equity assets, and net inflows of $16 billion, primarily in fixed income assets. In addition, liquidity products increased $1 billion.

During the third quarter of 2013, Investment Management operated in an environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets. The mix of assets under supervision was essentially unchanged compared with the end of the second quarter of 2013. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $977 million for the third quarter of 2013, unchanged compared with the third quarter of 2012. Pre-tax earnings were $241 million in the third quarter of 2013, 9% higher than the third quarter of 2012.

Nine Months Ended September 2013 versus September 2012. Net revenues in Investment Management were $3.87 billion for the first nine months of 2013, 4% higher than the first nine months of 2012, reflecting higher management and other fees, primarily due to higher average assets under supervision. During the first nine months of 2013, total assets under supervision increased $26 billion to $991 billion. Long-term assets under supervision increased $48 billion, reflecting net inflows of $28 billion and net market appreciation of $20 billion. Net inflows included inflows in fixed income and equity assets, partially offset by outflows in alternative investment assets. Fixed income flows for the nine months ended September 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013. These assets were previously excluded from assets under supervision as they were assets of a consolidated subsidiary. Net market appreciation primarily reflected appreciation in equity assets, partially offset by depreciation in fixed income assets. Liquidity products decreased $22 billion due to outflows during the period.

During the first nine months of 2013, Investment Management operated in an environment generally characterized by improved asset prices during the first and third quarters of 2013, resulting in appreciation in the value of client assets, while certain asset prices declined during the second quarter of 2013, resulting in depreciation in the value of fixed income client assets. In addition, the mix of assets under supervision has shifted slightly compared with December 2012 from liquidity products to long-term assets under supervision, primarily in equity assets. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $3.18 billion for the first nine months of 2013, 4% higher than the first nine months of 2012, due to increased compensation and benefits expenses reflecting higher net revenues. Pre-tax earnings were $688 million in the first nine months of 2013, 4% higher than the first nine months of 2012.

Geographic Data

See Note 25 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of our total net revenues and pre-tax earnings by geographic region.

138	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Regulatory Developments

The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, significantly altered the financial regulatory regime within which we operate. The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the rules that will be adopted by the Board of Governors of the Federal Reserve System (Federal Reserve Board), the Federal Deposit Insurance Corporation (FDIC), the SEC, the U.S. Commodity Futures Trading Commission (CFTC) and other agencies to implement the legislation, as well as the development of market practices and structures under the regime established by the legislation and the implementing rules. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide and these reforms may affect our businesses. We expect that the principal areas of impact from regulatory reform for us will be increased regulatory capital requirements and increased regulation and restriction on certain activities. However, the full impact of regulatory reform will not be known until the rules are implemented and market practices and structures develop under the final regulations.

Increased Regulatory Capital Requirements

Over the past several years, the Basel Committee has made substantial revisions to its capital guidelines. The U.S. federal bank regulatory agencies (Agencies) have modified their regulatory capital requirements to incorporate many of these revisions, and they have indicated their intent to make further changes in the future to incorporate other revisions.

The Agencies have approved revised capital regulations (2013 Capital Framework) which are largely based on the guidelines issued by the Basel Committee in December 2010 (Basel III) and which also address other aspects of the Dodd-Frank Act. Although some aspects of the revisions will be implemented over a transition period that lasts several years, many of these changes will become effective on January 1, 2014.

See “Equity Capital — 2013 Capital Framework” below and Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about Basel III and other regulatory developments as they relate to our regulatory capital ratios.

Increased Regulation and Restriction on Certain Activities

There has been increased regulation of, and limitations on, our activities, including the Dodd-Frank prohibition on “proprietary trading” and the limitation on the sponsorship of, and investment in, hedge funds and private equity funds by banking entities, including bank holding companies, referred to as the “Volcker Rule.” In addition, there are increased regulation of, and restrictions on, over-the-counter (OTC) derivatives markets and transactions, particularly related to swaps and security-based swaps and additional rules related to securitization activities.

Volcker Rule. In October 2011, the proposed rules to implement the Volcker Rule were issued and included an extensive request for comments on the proposal. The proposed rules are highly complex, and many aspects of the Volcker Rule remain unclear. The full impact of the rule on us will depend upon the detailed scope of the prohibitions, permitted activities, exceptions and exclusions, and will not be known until the rules are finalized and market practices and structures develop under the final rules. Currently, companies are expected to be required to be in compliance by July 2014 (subject to possible extensions).

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

Goldman Sachs September 2013 Form 10-Q	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The firm’s aggregate net revenues from its investments in hedge funds and private equity funds were not material to the firm’s aggregate total net revenues over the period from 1999 through the third quarter of 2013. We continue to manage our existing private equity funds, taking into account the transition periods under the Volcker Rule. With respect to our hedge funds, we currently plan to comply with the Volcker Rule by redeeming certain of our interests in the funds. Since March 2012, we have been redeeming up to approximately 10% of certain hedge funds’ total redeemable units per quarter, and expect to continue to do so through June 2014. Since March 2012, we have redeemed approximately $1.90 billion of these interests in hedge funds, including approximately $310 million and $840 million during the three and nine months ended September 2013, respectively. In addition, we have limited the firm’s initial investment to 3% for certain new investments in hedge funds and private equity funds.

Swap Dealers and Derivatives Regulation. The Dodd-Frank Act also contains provisions that include (i) requiring the registration of all swap dealers and major swap participants with the CFTC and of security-based swap dealers and major security-based swap participants with the SEC, the clearing and execution of certain swaps and security-based swaps through central counterparties, regulated exchanges or electronic facilities and real-time public and regulatory reporting of trade information, (ii) placing new business conduct standards and other requirements on swap dealers, major swap participants, security-based swap dealers and major security-based swap participants, covering their relationships with counterparties, their internal oversight and compliance structures, conflict of interest rules, internal information barriers, general and trade-specific record-keeping and risk management, (iii) establishing mandatory margin requirements for trades that are not cleared through a central counterparty, (iv) position limits that cap exposure to derivatives on certain physical commodities and (v) entity-level capital requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants.

The CFTC is responsible for issuing rules relating to swaps, swap dealers and major swap participants, and the SEC is responsible for issuing rules relating to security-based swaps, security-based swap dealers and major security-based swap participants. Although the CFTC has not yet finalized its margin requirements or capital regulations, certain of the requirements, including registration of swap dealers, business conduct standards and real-time public trade reporting, have taken effect already under CFTC rules, and the SEC and the CFTC have finalized the definitions of a number of key terms. In addition, the CFTC has implemented rules requiring the mandatory clearing of certain credit default swaps and interest rate swaps between dealers, and between swap dealers and non-dealer financial entities. Finally, the CFTC has begun the process for determining which swaps must be traded on swap execution facilities or exchanges, and is expected to implement this requirement in 2014.

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

The European Union (EU) has also established a set of new regulatory requirements for EU derivatives activities under the European Market Infrastructure Regulation. These requirements include various risk management requirements that have already become effective and regulatory reporting and clearing requirements that are expected to become effective in 2014.

We have registered certain subsidiaries as “swap dealers” under the CFTC rules, including Goldman, Sachs & Co. (GS&Co.), GS Bank USA, Goldman Sachs International (GSI), Goldman Sachs Japan Co., Ltd. (GSJCL), Goldman Sachs Paris Inc. et Cie and J. Aron & Company. We expect that these entities, and our businesses more broadly, will be subject to significant and developing regulation and regulatory oversight in connection with swap-related activities.

The full application of new derivatives rules across different national and regulatory jurisdictions has not yet been fully established. In July 2013, the CFTC finalized guidance and timing on the cross-border regulation of swaps and announced that it had reached an understanding with the European Commission regarding the cross-border regulation of derivatives and the common goals underlying their respective regulations. However, specific determinations of the extent to which regulators in each of the relevant jurisdictions will defer to regulations in other jurisdictions, with respect to entities based primarily in those jurisdictions, have not yet been made. The full impact of the various U.S. and non-U.S. regulatory developments in this area will not be known until the rules are implemented and market practices and structures develop under the final rules.

140	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Dodd-Frank Act contains “derivative push-out” provisions that, beginning in July 2013, would have prevented us from conducting certain swaps-related activities through GS Bank USA, an insured depository institution subsidiary, subject to exceptions for certain interest rate, currency and cleared credit default swaps and for hedging or risk mitigation activities directly related to the bank’s business; in July 2013, however, the Federal Reserve Board granted GS Bank USA a 24-month extension to comply with these derivative push-out provisions.

Securitization Activities. In September 2011, the SEC proposed rules to implement the Dodd-Frank Act’s prohibition against securitization participants engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The proposed rules would exempt bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition. We will also be affected by rules to be adopted by the Agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates an asset-backed security transaction to retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party.

Consumer Financial Protection Bureau. The Dodd-Frank Act also establishes the Consumer Financial Protection Bureau (CFPB), which has assumed general regulatory authority over various federal consumer protection statutes and regulations. The CFPB has broad supervisory and enforcement authority to regulate providers of credit, payment and other consumer financial products and services, and has oversight over certain of our products and services.

Other Regulations

Other regulations (including those described below) designed to strengthen financial institutions have also been adopted or are being considered by regulators.

Resolution Plan. As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a rule requiring each bank holding company with over $50 billion in assets, each designated systemically important financial institution and insured depository institution, such as GS Bank USA, to provide to regulators an annual plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). The regulators’ joint rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy and analyses of the company’s material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements. In April 2013, the Federal Reserve Board and the FDIC provided additional guidance to the firm relating to its 2013 resolution plan. The firm and GS Bank USA submitted their resolution plans to their regulators in September 2013.

Federal Reserve Board Proposals. In December 2011, the Federal Reserve Board proposed regulations designed to strengthen the regulation and supervision of large bank holding companies and systemically important nonbank financial institutions. These proposals addressed, among other things, risk-based capital and leverage requirements, liquidity requirements, overall risk management requirements, single counterparty limits and early remediation requirements that are designed to address financial weakness at an early stage. Many of these proposals have now been addressed in 2013 Capital Framework, although others (including those related to leverage requirements, liquidity requirements and single counterparty limits) are still under consideration. The full impact of these proposals on the firm will not be known until the rules are finalized and market practices and structures develop under the final rules. In addition, the Federal Reserve Board issued final rules for stress testing requirements for certain bank holding companies, including the firm. See “Equity Capital” below for further information about our Comprehensive Capital Analysis and Review (CCAR).

Financial Transaction Tax. In February 2013, the European Commission published a proposal for enhanced cooperation in the area of financial transactions tax in response to a request from certain member states of the European Union. The proposed financial transactions tax is broad in scope and would apply to transactions in a wide variety of financial instruments and derivatives. The draft legislation is still subject to further revisions and the full impact of these proposals will not be known until the legislation is finalized.

See “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for more information on the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.

Goldman Sachs September 2013 Form 10-Q	141

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

142	Goldman Sachs September 2013 Form 10-Q

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

	As of
in millions	September 2013		December 2012
Excess liquidity (Global Core Excess)	$174,899		$174,622

Other cash	6,852		6,839
Excess liquidity and cash	181,751		181,461

Secured client financing	273,828		229,442

Inventory	244,270		318,323

Secured financing agreements	85,841		76,277

Receivables	41,054		36,273
Institutional Client Services	371,165		430,873

Public equity [1]	3,290		5,948

Private equity	17,574		17,401

Debt	23,945		25,386

Receivables and other	14,740		8,421
Investing & Lending	59,549		57,156
Total inventory and related assets	430,714		488,029

Other assets	36,930	[2]	39,623	[3]
Total assets	$923,223		$938,555

1.	December 2012 includes $2.08 billion related to our investment in the ordinary shares of ICBC, which was sold in the first half of 2013.

2.

Includes assets related to our European insurance business classified as held for sale. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.

3.

Includes assets related to our Americas reinsurance business classified as held for sale, in which a majority stake was sold in April 2013. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.

Goldman Sachs September 2013 Form 10-Q	143

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

144	Goldman Sachs September 2013 Form 10-Q

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

	As of September 2013
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 65,478		$ —	$ —	$ —	$ —	$ 65,478

Cash and securities segregated for regulatory and other purposes	—		53,875	—	—	—	53,875

Securities purchased under agreements to resell and federal funds sold	68,288		63,499	37,257	824	—	169,868

Securities borrowed	13,816		112,695	48,584	—	—	175,095

Receivables from brokers, dealers and clearing organizations	—		6,335	17,248	6	—	23,589

Receivables from customers and counterparties	—		37,424	23,806	12,901	—	74,131

Financial instruments owned, at fair value	34,169		—	244,270	45,818	—	324,257

Other assets	—		—	—	—	36,930	36,930
Total assets	$181,751		$273,828	$371,165	$59,549	$36,930	$923,223

	As of December 2012
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 72,669		$ —	$ —	$ —	$ —	$ 72,669

Cash and securities segregated for regulatory and other purposes	—		49,671	—	—	—	49,671

Securities purchased under agreements to resell and federal funds sold	28,018		84,064	28,960	292	—	141,334

Securities borrowed	41,699		47,877	47,317	—	—	136,893

Receivables from brokers, dealers and clearing organizations	—		4,400	14,044	36	—	18,480

Receivables from customers and counterparties	—		43,430	22,229	7,215	—	72,874

Financial instruments owned, at fair value	39,075		—	318,323	49,613	—	407,011

Other assets	—		—	—	—	39,623	39,623
Total assets	$181,461		$229,442	$430,873	$57,156	$39,623	$938,555

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

Goldman Sachs September 2013 Form 10-Q	145

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of September 2013, total assets on our condensed consolidated statements of financial condition were $923.22 billion, a decrease of $15.33 billion from December 2012. During the first nine months of 2013, financial instruments owned, at fair value decreased by $82.75 billion, primarily due to decreases in equities and convertible debentures, U.S. government and federal agency obligations and non-U.S. government and agency obligations. These decreases were offset by an increase in collateralized agreements of $66.74 billion, due to firm and client activity.

As of September 2013, total liabilities on our condensed consolidated statements of financial condition were $845.61 billion, a decrease of $17.23 billion from December 2012. This decrease was primarily due to a decrease in collateralized financings of $13.71 billion, primarily due to firm financing and client activity, and a decrease in other liabilities and accrued expenses of $12.58 billion, reflecting the sale of a majority stake in our Americas reinsurance business in April 2013. This decrease was partially offset by an increase in financial instruments sold, but not yet purchased, at fair value of $4.51 billion, primarily due to an increase in equities and convertible debentures, and an increase in payables to customers and counterparties of $4.22 billion.

As of September 2013 and December 2012, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $157.78 billion and $171.81 billion, respectively, which were 2% higher and essentially unchanged, respectively, compared with the daily average amount of repurchase agreements over the respective quarters. As of September 2013, the increase in our repurchase agreements relative to the daily average during the quarter was due to an increase in client activity at the end of the quarter. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information on our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	September 2013		December 2012
Total assets	$923,223		$938,555

Adjusted assets	$607,056		$686,874

Unsecured long-term borrowings	$168,082		$167,305

Total shareholders’ equity	$ 77,616		$ 75,716

Leverage ratio	11.9	x	12.4	x

Adjusted leverage ratio	7.8	x	9.1	x

Debt to equity ratio	2.2	x	2.2	x

146	Goldman Sachs September 2013 Form 10-Q

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

The table below presents the reconciliation of total assets to adjusted assets.

		As of
in millions		September 2013	December 2012
Total		$ 923,223	$ 938,555

Deduct:	Securities borrowed	(175,095)	(136,893)

	Securities purchased under agreements to resell and federal funds sold	(169,868)	(141,334)

Add:	Financial instruments sold, but not yet purchased, at fair value	131,158	126,644

	Less derivative liabilities	(48,487)	(50,427)
	Subtotal	(262,292)	(202,010)

Deduct:	Cash and securities segregated for regulatory and other purposes	(53,875)	(49,671)
Adjusted assets		$ 607,056	$ 686,874

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

Our adjusted leverage ratio decreased to 7.8x as of September 2013 from 9.1x as of December 2012 as our adjusted assets decreased.

Debt to equity ratio. The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

Funding Sources

Our primary sources of funding are secured financings, unsecured long-term and short-term borrowings, and deposits. We seek to maintain broad and diversified funding sources globally across products, programs, markets, currencies and creditors to avoid funding concentrations.

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

Our funding is primarily raised in U.S. dollar, Euro, British pound and Japanese yen. We generally distribute our funding products through our own sales force and third-party distributors, to a large, diverse creditor base in a variety of markets in the Americas, Europe and Asia. We believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, pension funds, insurance companies, mutual funds and individuals. We have imposed various internal guidelines to monitor creditor concentration across our funding programs.

Goldman Sachs September 2013 Form 10-Q	147

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

We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis especially during times of market stress. Substantially all of our secured funding, excluding funding collateralized by liquid government obligations, is executed for tenors of one month or greater. Assets that may be harder to fund on a secured basis during times of market stress include certain financial instruments in the following categories: mortgage and other asset-backed loans and securities, non-investment grade corporate debt securities, equities and convertible debentures and emerging market securities. Assets that are classified as level 3 in the fair value hierarchy are generally funded on an unsecured basis. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about the classification of financial instruments in the fair value hierarchy and “— Unsecured Long-Term Borrowings” below for further information about the use of unsecured long-term borrowings as a source of funding.

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of September 2013.

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

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCE. We issue in different tenors, currencies, and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through the third quarter of 2019 as of September 2013.

148	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The weighted average maturity of our unsecured long-term borrowings as of September 2013 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

Deposits. As part of our efforts to diversify our funding base, deposits have become a more meaningful share of our funding activities. GS Bank USA continues to raise deposits with an emphasis on issuance of long-term certificates of deposit and on expanding our deposit sweep program, which involves long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits. We utilize deposits to finance activities in our bank subsidiaries. The table below presents the sourcing of our deposits.

	As of September 2013
	Type of Deposit
in millions	Savings and Demand	[1]	Time [2]
Private bank deposits [3]	$28,112		$ 136

Certificates of deposit	—		21,929

Deposit sweep programs	16,283		—

Institutional	34		5,076
Total [4]	$44,429		$27,141

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity of approximately three years.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Deposits insured by the FDIC as of September 2013 were approximately $43.81 billion.

Unsecured Short-Term Borrowings. A significant portion of our short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We primarily issue commercial paper, promissory notes, and other hybrid instruments.

As of September 2013, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $39.24 billion. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured short-term borrowings.

Goldman Sachs September 2013 Form 10-Q	149

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

We determine the appropriate level and composition of our equity capital by considering multiple factors including our current and future consolidated regulatory capital requirements, our ICAAP, CCAR, DFAST and results of stress tests, and other factors such as rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments. We maintain a capital plan which projects sources and uses of capital given a range of business environments, and a contingency capital plan which provides a framework for analyzing and responding to an actual or perceived capital shortfall.

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

We submitted our 2013 CCAR to the Federal Reserve Board on January 7, 2013 and published a summary of our annual DFAST results under the Federal Reserve Board’s severely adverse scenario in March 2013. As part of our 2013 CCAR submission, the Federal Reserve Board informed us that it did not object to our proposed capital actions, including the repurchase of outstanding common stock, a potential increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities through the first quarter of 2014. However, as required by the Federal Reserve Board, we resubmitted our capital plan in September 2013, incorporating certain enhancements to our stress test processes. The Federal Reserve Board is currently assessing these enhancements.

In addition, we submitted the results of our mid-cycle DFAST to the Federal Reserve Board in July 2013 and published a summary of our mid-cycle DFAST results under our internally developed severely adverse scenario in September 2013. Our internally developed severely adverse scenario is designed to stress the firm’s risks and idiosyncratic vulnerabilities and assess the firm’s pro-forma capital position and ratios under the hypothetical stressed environment. We provide additional information on our internal stress test processes, our internally developed severely adverse scenario used for mid-cycle DFAST and a summary of the results on our web site as described under “Available Information” below.

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

As of September 2013, our total shareholders’ equity was $77.62 billion (consisting of common shareholders’ equity of $70.42 billion and preferred stock of $7.20 billion). As of December 2012, our total shareholders’ equity was $75.72 billion (consisting of common shareholders’ equity of $69.52 billion and preferred stock of $6.20 billion). See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

150	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Consolidated Regulatory Capital

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999. As a bank holding company, we are subject to consolidated risk-based regulatory capital requirements that are computed in accordance with the Federal Reserve Board’s risk-based capital regulations (which are based on the Basel I Capital Accord of the Basel Committee) and also reflect the Federal Reserve Board’s revised market risk regulatory capital requirements which became effective on January 1, 2013. These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). The capital regulations also include requirements with respect to leverage. The firm’s capital levels are also subject to qualitative judgments by its regulators about components, risk weightings and other factors. See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the firm’s current RWAs and required minimum capital ratios.

Consolidated Regulatory Capital Ratios

The table below presents information about our regulatory capital ratios, which are based on Basel I, as implemented by the Federal Reserve Board. The information as of September 2013 reflects the revised market risk regulatory capital requirements, which became effective on January 1, 2013. The information as of December 2012 is prior to the implementation of these revised market risk regulatory capital requirements. In the table below:

•	Equity investments in certain entities primarily represent a portion of our nonconsolidated equity investments.

•

Disallowed deferred tax assets represent certain deferred tax assets that are excluded from regulatory capital based upon an assessment which, in addition to other factors, includes an estimate of future taxable income.

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

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced, or discounted, upon reaching a remaining maturity of five years. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about our subordinated debt.

Goldman Sachs September 2013 Form 10-Q	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	As of
$ in millions	September 2013	December 2012
Common shareholders’ equity	$ 70,416	$ 69,516

Less: Goodwill	(3,702)	(3,702)

Less: Identifiable intangible assets	(756)	(1,397)

Less: Equity investments in certain entities	(3,474)	(4,805)

Less: Disallowed deferred tax assets	(753)	(1,261)

Less: Debt valuation adjustment	(114)	(180)

Other adjustments	210	(124)
Tier 1 Common Capital	61,827	58,047
Perpetual non-cumulative preferred stock	7,200	6,200

Junior subordinated debt issued to trusts [1]	2,063	2,750

Other adjustments	(39)	(20)
Tier 1 Capital	71,051	66,977
Qualifying subordinated debt	12,730	13,342

Junior subordinated debt issued to trusts [1]	687	—

Other adjustments	124	87
Tier 2 Capital	13,541	13,429
Total Capital	$ 84,592	$ 80,406
Credit RWAs	$268,988	$287,526

Market RWAs	167,742	112,402
Total RWAs	$436,730	$399,928
Tier 1 Common Ratio [2]	14.2%	14.5%

Tier 1 Capital Ratio	16.3%	16.7%

Total Capital Ratio	19.4%	20.1%

Tier 1 Leverage Ratio [3]	7.9%	7.3%

1.

On January 1, 2013, we began to incorporate the Dodd-Frank Act’s phase-out of regulatory capital treatment for junior subordinated debt issued to trusts by allowing for only 75% of these capital instruments to be included in Tier 1 capital and 25% to be designated as Tier 2 capital in the calculation of our current capital ratios. In July 2013, the Agencies finalized the phase-out provisions of these capital instruments. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information about the junior subordinated debt issued to trusts.

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

Our Tier 1 capital ratio decreased to 16.3% as of September 2013 from 16.7% as of December 2012 primarily reflecting an increase in RWAs, partially offset by an increase in Tier 1 capital. The increase in RWAs was primarily driven by the implementation of the revised market risk regulatory capital requirements which amended the methodology for determining RWAs for market risk and are designed to implement the new market risk framework of the Basel Committee, as well as to implement the prohibition on the use of external credit ratings, as required by the Dodd-Frank Act. These revised market risk capital requirements are a significant part of the regulatory capital changes that will ultimately be reflected in our Basel III capital ratios.

The table below presents the changes in Tier 1 common capital, Tier 1 capital and Tier 2 capital for the three and nine months ended September 2013.

in millions	Three Months Ended September 2013	Nine Months Ended September 2013
Tier 1 Common Capital
Balance, beginning of period	$61,903	$58,047

Increase/(decrease) in common shareholders’ equity	(427)	900

Increase in goodwill	(3)	—

Decrease in identifiable intangible assets	39	641

Decrease in equity investments in certain entities	313	1,331

(Increase)/decrease in disallowed deferred tax assets	(38)	508

Change in debt valuation adjustment	42	66

Change in other adjustments	(2)	334
Balance, end of period	$61,827	$61,827
Tier 1 Capital
Balance, beginning of period	$71,141	$66,977

Net increase/(decrease) in Tier 1 common capital	(76)	3,780

Increase in perpetual non-cumulative preferred stock	—	1,000

Redesignation of junior subordinated debt issued to trusts	—	(687)

Change in other adjustments	(14)	(19)
Balance, end of period	71,051	71,051
Tier 2 Capital
Balance, beginning of period	13,339	13,429

Increase/(decrease) in qualifying subordinated debt	157	(612)

Redesignation of junior subordinated debt issued to trusts	—	687

Change in other adjustments	45	37
Balance, end of period	13,541	13,541
Total Capital	$84,592	$84,592

152	Goldman Sachs September 2013 Form 10-Q

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

Risk-Weighted Assets

RWAs under the Federal Reserve Board’s current risk-based capital requirements are calculated based on measures of credit risk and market risk.

RWAs for credit risk reflect amounts for on-balance sheet and off–balance sheet exposures. Credit risk requirements for on-balance sheet assets, such as receivables and cash, are generally based on the balance sheet value. Credit risk requirements for securities financing transactions are determined based upon the positive net exposure for each trade, and include the effect of counterparty netting and collateral, as applicable. For off-balance-sheet exposures, including commitments and guarantees, a credit equivalent amount is calculated based on the notional amount of each trade. Requirements for OTC derivatives are based on a combination of positive net exposure and a percentage of the notional amount of each trade, and include the effect of counterparty netting and collateral, as applicable. All such assets and exposures are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or a qualifying securities firm or other entity (or if collateral is held, depending on the nature of the collateral).

Under Basel I, prior to the implementation of the revised market risk regulatory capital requirements, RWAs for market risk were determined by reference to the firm’s Value-at-Risk (VaR) model, supplemented by the standardized measurement method used to determine RWAs for specific risk for certain positions.

Under the Federal Reserve Board’s revised market risk regulatory capital requirements, which became effective on January 1, 2013, the methodology for calculating RWAs for market risk was changed. RWAs for market risk are now determined using VaR, stressed VaR, incremental risk, comprehensive risk and a standardized measurement method for specific risk.

VaR is the potential loss in value of inventory positions due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations we use a single VaR model which captures risks including interest rates, equity prices, currency rates and commodity prices. VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. Stressed VaR is the potential loss in value of inventory positions during a period of significant market stress. Incremental risk is the potential loss in value of non-securitized inventory positions due to the default or credit migration of issuers of financial instruments over a one-year time horizon. Comprehensive risk is the potential loss in value, due to price risk and defaults, within the firm’s credit correlation positions. The standardized measurement method is used to determine RWAs for specific risk for certain positions by applying supervisory defined risk-weighting factors to such positions after applicable netting is performed.

We provide additional information on regulatory VaR, stressed VaR, incremental risk, comprehensive risk and the standardized measurement method for specific risk on our web site as described under “Available Information” below.

The table below presents information on the components of RWAs within our consolidated regulatory capital ratios, which are based on Basel I, as implemented by the Federal Reserve Board, and also reflect the revised market risk regulatory capital requirements.

	As of
in millions	September 2013	June 2013
Credit RWAs
OTC derivatives	$ 91,835	$ 93,655

Commitments and guarantees [1]	43,812	43,087

Securities financing transactions [2]	44,958	48,139

Other [3]	88,383	88,664
Total Credit RWAs	268,988	273,545
Market RWAs
Regulatory VaR	14,325	14,325

Stressed VaR	35,850	39,150

Incremental risk	9,825	19,413

Comprehensive risk	23,163	20,813

Specific risk	84,579	90,215
Total Market RWAs	167,742	183,916
Total RWAs [4]	$436,730	$457,461

1.	Principally includes certain commitments to extend credit and letters of credit.

2.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

3.	Principally includes receivables from customers, certain loans, other assets, and cash and cash equivalents.

4.	Under the current regulatory capital framework, there is no explicit requirement for Operational risk.

Goldman Sachs September 2013 Form 10-Q	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the changes in RWAs for the three and nine months ended September 2013, which are based on Basel I, as implemented by the Federal Reserve Board, and also reflect the revised market risk regulatory capital requirements.

in millions	Three Months Ended September 2013	Nine Months Ended September 2013
Risk-Weighted Assets
Balance, beginning of period	$457,461	$399,928

Credit RWAs
Decrease in OTC derivatives	(1,820)	(15,434)

Increase/(decrease) in commitments and guarantees	725	(2,195)

Decrease in securities financing transactions	(3,181)	(2,111)

Change in other	(281)	1,202
Change in Credit RWAs	(4,557)	(18,538)
Market RWAs
Increases related to the revised market risk rules	—	127,608

Decrease in regulatory VaR	—	(1,138)

Decrease in stressed VaR	(3,300)	(16,100)

Decrease in incremental risk	(9,588)	(16,988)

Increase/(decrease) in comprehensive risk	2,350	(4,555)

Decrease in specific risk	(5,636)	(33,487)
Change in Market RWAs	(16,174)	55,340
Total RWAs, end of period	$436,730	$436,730

Credit RWAs decreased $4.56 billion compared with June 2013, primarily reflecting a decrease in securities financing exposure. Market RWAs decreased by $16.17 billion compared with June 2013, primarily reflecting a decrease in incremental risk related to positional changes.

Credit RWAs decreased $18.54 billion compared with December 2012, primarily related to a decrease in OTC derivative exposures. Market RWAs increased by $55.34 billion compared with December 2012, primarily reflecting the impact of the revised market risk regulatory capital requirements, which became effective on January 1, 2013, partially offset by a decrease in specific risk due to a decrease in inventory.

2013 Capital Framework

The Agencies have approved revised capital regulations establishing a new comprehensive capital framework for U.S. banking organizations (2013 Capital Framework). These regulations are largely based on the Basel Committee’s December 2010 final capital framework for strengthening international capital standards (Basel III). In addition, these regulations significantly revise the risk-based capital and leverage ratio requirements applicable to bank holding companies as compared to the current U.S. risk-based capital and leverage ratio rules and, thereby, implement certain provisions of the Dodd-Frank Act.

Under the 2013 Capital Framework, Group Inc. is an “Advanced approach” banking organization. See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about the 2013 Capital Framework, including the difference between the “Standardized approach” and the Advanced approach.

Estimated Capital Ratios. Although we are still evaluating the details of these rules, we have performed a preliminary evaluation and estimate that the firm’s Basel III Common Equity Tier 1 (CET1) to RWAs (CET1 ratios) as of September 2013 and June 2013 under the Advanced approach would have been 9.8% and 9.3%, respectively, on a fully phased-in basis (after the expiration of transition provisions). The estimate of the Basel III CET1 ratio will continue to evolve as we assess the details of these rules and discuss their interpretation and application with our regulators.

The estimated Basel III CET1 ratio on a fully phased-in basis equals estimated Basel III CET1 divided by estimated RWAs under the Advanced approach. Management believes that the estimated Basel III CET1 ratio is meaningful because it is one of the measures that we, our regulators and investors use to assess capital adequacy. The estimated Basel III CET1 ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

154	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents a reconciliation of our common shareholders’ equity to the estimated Basel III Advanced CET1 on a fully phased-in basis.

	As of
$ in millions	September 2013	June 2013
Common shareholders’ equity	$ 70,416	$ 70,843

Less: Goodwill	(3,702)	(3,699)

Less: Identifiable intangible assets	(756)	(795)

Less: Deductions for investments in nonconsolidated financial institutions [1]	(8,064)	(9,872)

Other adjustments, net [2]	148	(680)
Basel III CET1	$ 58,042	$ 55,797
Basel III Advanced RWAs	$592,262	$600,222
Basel III Advanced CET1 Ratio	9.8%	9.3%

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

2.	Principally includes deferred tax items, debt valuation adjustments and credit valuation adjustments on derivative liabilities, as well as other required credit risk-based deductions.

The increase from June 2013 in our estimated Basel III Advanced CET1 ratio on a fully phased-in basis was primarily driven by lower Market RWAs and a decline in the financial institution deduction.

Our estimated CET1 ratio under the Standardized approach on a fully phased-in basis was approximately 70 basis points lower than our estimated Basel III Advanced CET1 ratio in the table above. The CET1 ratio under the Standardized approach will be effective January 1, 2015, subject to transitional provisions. The Basel III Advanced CET1 ratio will be effective January 1, 2014, subject to transitional provisions, assuming we have completed the parallel run. Assuming the transitional provisions that will be in effect on January 1, 2014, our estimated Basel III Advanced CET1 ratio and our estimated Standardized CET1 ratio as of September 2013 are approximately 100 basis points higher than the respective CET1 ratios on a fully phased-in basis.

Regulatory Leverage Ratios. The 2013 Capital Framework revises the minimum Tier 1 leverage ratio from 3% to 4% on January 1, 2014, and for Advanced approach banking organizations introduces a new supplementary leverage ratio.

The supplementary leverage ratio compares Tier 1 capital (as defined under the 2013 Capital Framework) to a measure of leverage exposure. This ratio is an average of the supplementary leverage ratios for each month-end during the quarter. Leverage exposure is defined as the sum of the firm’s assets less certain CET1 deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments.

The 2013 Capital Framework requires a minimum supplementary leverage ratio of 3%, effective January 1, 2018, but with disclosure beginning in the first quarter of 2015. In addition, subsequent to the approval of the 2013 Capital Framework, the Agencies issued a proposal to increase the minimum supplementary leverage ratio requirement for the largest U.S. banks (those deemed to be global systemically important banking institutions (G-SIBs) under the Basel G-SIB framework). These proposals would require the firm and other G-SIBs to meet a 5% supplementary Tier 1 leverage ratio (comprised of the current minimum requirement of 3% plus a 2% buffer). As of September 2013, our estimated supplementary leverage ratio based on the 2013 Capital Framework approximates this proposed minimum.

In addition, the Basel Committee issued a consultative paper that would increase the size of the total leverage exposure for purposes of the supplementary leverage ratio, but would retain a minimum Tier 1 ratio requirement of 3%.

Other Developments

The Basel Committee and the Financial Stability Board (established at the direction of the leaders of the Group of 20) have also recently issued several consultative papers which propose further changes to capital regulations.

The interaction among the Basel Committee’s proposed and announced changes, the Dodd-Frank Act, other reform initiatives proposed and announced by the Agencies, and other proposed or announced changes from other governmental entities and regulators (including the European Union (EU) and the U.K.’s Financial Services Authority (FSA) which was replaced by the Prudential Regulation Authority and the Financial Conduct Authority (FCA) on April 1, 2013) adds further uncertainty to the firm’s future capital and liquidity requirements and those of the firm’s subsidiaries. The EU has recently finalized legislation which implements the guidelines issued by the Basel Committee in December 2010 and it is expected to be in force for the EU on January 1, 2014.

Goldman Sachs September 2013 Form 10-Q	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers and major security-based swap participants. The firm has registered certain subsidiaries as “swap dealers” under the CFTC rules, including GS&Co., GS Bank USA, GSI, GSJCL, Goldman Sachs Paris Inc. et Cie and J. Aron & Company. These entities and other entities that would require registration under the CFTC or SEC rules will be subject to regulatory capital requirements, which have not been finalized by the CFTC and SEC.

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

We evaluate capital adequacy based on the result of our internal risk-based capital assessment and regulatory capital ratios, supplemented with the results of stress tests. Stress testing is an integral component of our ICAAP and is designed to measure the firm’s estimated performance under various stressed market conditions and assists us in analyzing whether the firm holds an appropriate amount of capital relative to the risks of our businesses. Our goal is to hold sufficient capital to ensure we remain adequately capitalized after experiencing a severe stress event. Our assessment of capital adequacy is viewed in tandem with our assessment of liquidity adequacy and is integrated into the overall risk management structure, governance and policy framework of the firm.

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

GS Bank USA. GS Bank USA is subject to minimum capital requirements that are calculated in a manner similar to those applicable to bank holding companies and computes its risk-based capital ratios in accordance with the regulatory capital requirements currently applicable to state member banks, which are based on Basel I, and also reflect the revised market risk regulatory capital requirements as implemented by the Federal Reserve Board. The capital regulations also include requirements with respect to leverage. See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about GS Bank USA’s regulatory capital ratios.

GS Bank USA is also subject to the 2013 Capital Framework, beginning January 1, 2014. In addition to revisions to the risk-based capital ratios, GS Bank USA will be subject to a 4% minimum Tier 1 leverage ratio requirement, and as an Advanced approach banking organization, will be subject to a new minimum supplementary leverage ratio (as described above) of 3% effective January 1, 2018.

156	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Shortly after the approval of the 2013 Capital Framework, the Agencies issued a proposal that also requires that U.S. insured depository institution subsidiaries of U.S. G-SIBs, such as GS Bank USA, meet a “well-capitalized” supplementary leverage ratio requirement of 6%. If these proposals are enacted as proposed, these higher requirements would be effective beginning January 1, 2018. As of September 2013, GS Bank USA’s estimated supplementary leverage ratio based on the 2013 Capital Framework approximates this proposed minimum.

See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about the 2013 Capital Framework as it relates to GS Bank USA and incremental capital requirements for domestic systemically important banking institutions.

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

Other Subsidiaries. We expect that the capital requirements of several of our subsidiaries are likely to increase in the future due to the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators. See Note 20 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information about the capital requirements of our other regulated subsidiaries and the potential impact of regulatory reform.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of September 2013 and December 2012, Group Inc.’s equity investment in subsidiaries was $71.89 billion and $73.32 billion, respectively, compared with its total shareholders’ equity of $77.62 billion and $75.72 billion, respectively.

Guarantees of Subsidiaries. Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA, and Goldman Sachs Execution & Clearing, L.P. (GSEC) subject to certain exceptions. In November 2008, Group Inc. contributed subsidiaries into GS Bank USA, and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets.

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

Equity Capital Management

Our objective is to maintain a sufficient level and optimal composition of equity capital. We principally manage our capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts and other subordinated debt or other forms of capital as business conditions warrant and subject to approval of the Federal Reserve Board. We manage our capital requirements principally by setting limits on-balance-sheet assets and/or limits on risk, in each case both at the consolidated and business levels. We attribute capital usage to each of our businesses based upon our internal risk-based capital and regulatory frameworks and manage the levels of usage based upon the balance sheet and risk limits established.

See Notes 16 and 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Goldman Sachs September 2013 Form 10-Q	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Berkshire Hathaway Warrant. On March 25, 2013, the firm amended its warrant agreement with Berkshire Hathaway Inc. and certain of its subsidiaries (collectively, Berkshire Hathaway) to require net share settlement and to specify the exercise date as October 1, 2013. Under the amended agreement, the firm agreed to deliver to Berkshire Hathaway the number of shares of common stock equal in value to the difference between the average closing price of the firm’s common stock over the 10 trading days preceding October 1, 2013 and the exercise price of $115.00 multiplied by the number of shares of common stock (43.5 million) covered by the warrant. On October 1, 2013, Berkshire Hathaway exercised in full the warrant to purchase shares of the firm’s common stock and the firm delivered 13.1 million shares of common stock to Berkshire Hathaway on October 4, 2013. The impact to both the firm’s book value per common share and tangible book value per common share was a reduction of approximately 3% in October 2013.

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

On April 15, 2013, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 75.0 million shares of common stock pursuant to the firm’s existing share repurchase program. As of September 2013, under the share repurchase program approved by the Board, we can repurchase up to 65.7 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 19 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on our repurchase program and see above for information about the annual CCAR.

Other Capital Metrics

The table below presents information on our shareholders’ equity and book value per common share.

	As of
in millions, except per share amounts	September 2013	December 2012
Total shareholders’ equity	$77,616	$75,716

Common shareholders’ equity	70,416	69,516

Tangible common shareholders’ equity	65,958	64,417

Book value per common share	153.58	144.67

Tangible book value per common share	143.86	134.06

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

The table below presents the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of
in millions	September 2013	December 2012
Total shareholders’ equity	$77,616	$75,716

Deduct: Preferred stock	(7,200)	(6,200)

Common shareholders’ equity	70,416	69,516

Deduct: Goodwill and identifiable intangible assets	(4,458)	(5,099)
Tangible common shareholders’ equity	$65,958	$64,417

Book value and tangible book value per common share. Book value and tangible book value per common share are based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 458.5 million and 480.5 million as of September 2013 and December 2012, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

158	Goldman Sachs September 2013 Form 10-Q

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

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Guarantees	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Derivatives	See “Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Goldman Sachs September 2013 Form 10-Q	159

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

The table below presents our contractual obligations, commitments and guarantees as of September 2013.

in millions	Remainder of 2013	2014- 2015	2016- 2017	2018- Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits [1]	$ —	$ 5,416	$ 4,769	$ 6,167	$ 16,352

Secured long-term financings [2]	—	4,519	1,988	1,286	7,793

Unsecured long-term borrowings [3]	—	31,600	42,538	93,944	168,082

Contractual interest payments [4]	1,482	13,090	10,364	34,213	59,149

Subordinated liabilities issued by consolidated VIEs	4	44	—	925	973

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	2,344	20,042	34,695	24,408	81,489

Contingent and forward starting resale and securities borrowing agreements	63,158	—	—	—	63,158

Forward starting repurchase and secured lending agreements	14,368	—	—	—	14,368

Letters of credit	156	365	1	15	537

Investment commitments	752	1,973	176	3,487	6,388

Other commitments	4,184	159	14	62	4,419

Minimum rental payments	104	731	550	1,413	2,798

Derivative guarantees	197,874	423,319	74,485	68,887	764,565

Securities lending indemnifications	30,617	—	—	—	30,617

Other financial guarantees	1,338	725	873	2,027	4,963
1.	Excludes $10.79 billion of time deposits maturing within one year.

2.	The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected exceeded the related fair value by $132 million.

3.

Includes $7.07 billion related to interest rate hedges on certain unsecured long-term borrowings. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal-protected) for which the fair value option was elected exceeded the related fair value by $234 million.

4.

Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of September 2013. Includes stated coupons, if any, on structured notes.

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

160	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We also have contractual obligations related to future benefits and unpaid claims arising from policies associated with our European insurance business classified as held for sale as of September 2013. The estimated undiscounted payments related to such future benefits and unpaid claims, excluding estimated recoveries under reinsurance contracts, were $20.14 billion as of September 2013, and are excluded from the table above. In addition, as of September 2013, secured long-term financings and unsecured long-term borrowings associated with our European insurance business were $707 million and $164 million, respectively, which are excluded from the table above. See Note 17 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.

See Notes 15 and 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our short-term borrowings and commitments and guarantees, respectively.

As of September 2013, our unsecured long-term borrowings were $168.08 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our unsecured long-term borrowings.

As of September 2013, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $2.80 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and nine months ended September 2013, total occupancy expenses for space held in excess of our current requirements were not material. In addition, during the three and nine months ended September 2013, we incurred exit costs of $3 million and $11 million, respectively, related to our office space. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

Goldman Sachs September 2013 Form 10-Q	161

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

Governance. Risk management governance starts with our Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its committees, including its Risk Committee. The Board also receives regular briefings on firmwide risks, including market risk, liquidity risk, credit risk and operational risk from our independent control and support functions, including the chief risk officer, and on matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee. The chief risk officer, as part of the review of the firmwide risk package, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures. Next, at the most senior levels of the firm, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior managers lead and participate in risk-oriented committees, as do the leaders of our independent control and support functions — including those in Compliance, Controllers, our Credit Risk Management department (Credit Risk

Management), Human Capital Management, Legal, Market Risk Management, Operations, our Operational Risk Management department (Operational Risk Management), Tax, Technology and Treasury.

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

162	Goldman Sachs September 2013 Form 10-Q

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

In addition, independent control and support functions, which report to the chief financial officer, the general counsel and the chief administrative officer, are responsible for day-to-day oversight or monitoring of risk, as discussed in greater detail in the following sections. Internal Audit, which reports to the Audit Committee of the Board and includes professionals with a broad range of audit and industry experience, including risk management expertise, is responsible for independently assessing and validating key controls within the risk management framework.

Goldman Sachs September 2013 Form 10-Q	163

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

164	Goldman Sachs September 2013 Form 10-Q

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

•

Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across divisions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other firm committees. This committee is co-chaired by the deputy head of our Global Compliance Division and the co-head of our Investment Management Division, who are appointed by the Firmwide Client and Business Standards Committee chairperson.

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

•

Credit Policy Committee. The Credit Policy Committee establishes and reviews broad firmwide credit policies and parameters that are implemented by Credit Risk Management. This committee is chaired by the firm’s chief credit officer.

•

Firmwide Operational Risk Committee. The Firmwide Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies, framework and methodologies, and monitors the effectiveness of operational risk management. This committee is co-chaired by a managing director in Credit Risk Management and a managing director in Operational Risk Management.

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

Goldman Sachs September 2013 Form 10-Q	165

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

166	Goldman Sachs September 2013 Form 10-Q

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

As of September 2013 and December 2012, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $174.90 billion and $174.62 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of September 2013 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
in millions	Three Months Ended September 2013	Year Ended December 2012
U.S. dollar-denominated	$141,348	$125,111

Non-U.S. dollar-denominated	45,605	46,984
Total	$186,953	$172,095

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

Goldman Sachs September 2013 Form 10-Q	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of our GCE by asset class.

	Average for the
in millions	Three Months Ended September 2013	Year Ended December 2012
Overnight cash deposits	$ 57,959	$ 52,233

U.S. government obligations	86,382	72,379

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	1,303	2,313

German, French, Japanese and United Kingdom government obligations	41,309	45,170
Total	$186,953	$172,095

Our GCE is held at Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the
in millions	Three Months Ended September 2013	Year Ended December 2012
Group Inc.	$ 34,752	$ 37,405

Major broker-dealer subsidiaries	95,007	78,229

Major bank subsidiaries	57,194	56,461
Total	$186,953	$172,095

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

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

We maintain our GCE to enable us to meet current and potential liquidity requirements of our parent company, Group Inc., and its subsidiaries. The Modeled Liquidity Outflow incorporates a consolidated requirement for the firm as well as a standalone requirement for each of our major broker-dealer and bank subsidiaries. Liquidity held directly in each of these major subsidiaries is intended for use only by that subsidiary to meet its liquidity requirements and is assumed not to be available to Group Inc. unless (i) legally provided for and (ii) there are no additional regulatory, tax or other restrictions. We hold a portion of our GCE directly at Group Inc. to support consolidated requirements not accounted for in the major subsidiaries. In addition to the GCE, we maintain operating cash balances in several of our other operating entities, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $86.65 billion (including $10.33 billion of average assets related to our European insurance business classified as held for sale as of September 2013 and June 2013) for the three months ended September 2013 and $87.09 billion for the year ended December 2012, respectively. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in our Modeled Liquidity Outflow.

168	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Modeled Liquidity Outflow. Our Modeled Liquidity Outflow is based on conducting multiple scenarios that include combinations of market-wide and firm-specific stress. These scenarios are characterized by the following qualitative elements:

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

•	Contingent: Adverse changes in value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

Goldman Sachs September 2013 Form 10-Q	169

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

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

170	Goldman Sachs September 2013 Form 10-Q

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2013, Group Inc. had $30.56 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $30.01 billion invested in GSI, a regulated U.K. broker-dealer; $2.73 billion invested in GSEC, a U.S. registered broker-dealer; $3.01 billion invested in GSJCL, a regulated Japanese broker-dealer; and $19.71 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also provided, directly or indirectly, $74.86 billion of unsubordinated loans and $8.75 billion of collateral to these entities, substantially all of which was to GS&Co., GSI and GS Bank USA, as of September 2013. In addition, as of September 2013, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

In addition, in October 2013, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC issued a proposal on minimum liquidity standards that is generally consistent with the Basel Committee’s framework as described above, but, with certain modifications to the high quality liquid asset definition and expected cash outflow assumptions, and accelerated transition provisions. Certain aspects of the modifications set forth in the U.S. liquidity proposal to be applied to Advanced approach banking organizations are more robust than the Basel Committee’s framework. In addition, under the proposed accelerated transition timeline, the liquidity coverage ratio would be introduced on January 1, 2015; however, there would be an accelerated U.S. phase-in period whereby firms would have an 80% minimum in 2015 which would be raised 10% per year until it reaches 100% in 2017.

The firm will continue to evaluate the impact to our risk management framework going forward. While the principles behind the new framework are broadly consistent with our current liquidity management framework, it is possible that the implementation of these standards could impact our liquidity and funding requirements and practices.

Goldman Sachs September 2013 Form 10-Q	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Ratings

The table below presents the unsecured credit ratings and outlook of Group Inc.

As of September 2013
	Short-Term Debt		Long-Term Debt		Subordinated Debt	Trust Preferred	[1]	Preferred Stock		Ratings Outlook
DBRS, Inc.	R-1 (middle	)	A (high	)	A	A		BBB	[3]	Stable

Fitch, Inc.	F1		A	[2]	A-	BBB-		BB+	[3]	Stable

Moody’s Investors Service (Moody’s)	P-2		A3	[2]	Baa1	Baa3		Ba2	[3]	Downgrade Review	[4]

Standard & Poor’s Ratings Services (S&P)	A-2		A-	[2]	BBB+	BB+		BB+	[3]	Negative

Rating and Investment Information, Inc.	a-1		A+		A	N/A		N/A		Negative

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

3.	Includes Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

4.

On August 22, 2013, Moody’s placed the long- and short-term debt ratings of Group Inc. under review for downgrade as part of a reassessment of its government support assumptions related to the six largest U.S. bank holding companies.

The table below presents the unsecured credit ratings of GS Bank USA, GS&Co. and GSI.

As of September 2013
	Short-Term Debt	Long-Term Debt	Short-Term Bank Deposits	Long-Term Bank Deposits
Fitch, Inc.
GS Bank USA	F1	A	F1	A+

GS&Co.	F1	A	N/A	N/A

GSI	F1	A	N/A	N/A

Moody’s
GS Bank USA	P-1	A2	P-1	A2

S&P
GS Bank USA	A-1	A	N/A	N/A

GS&Co.	A-1	A	N/A	N/A

GSI	A-1	A	N/A	N/A

On October 16, 2013, Moody’s assigned GSI a rating of A3 for long-term debt.

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

172	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	our liquidity, market, credit and operational risk management practices;

•	the level and variability of our earnings;

•	our capital base;

•	our franchise, reputation and management;

•	our corporate governance; and

•	the external operating environment, including the assumed level of government support.

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

	As of
in millions	September 2013	December 2012
Additional collateral or termination payments for a one-notch downgrade	$1,943	$1,534

Additional collateral or termination payments for a two-notch downgrade	2,833	2,500

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

Nine Months Ended September 2013. Our cash and cash equivalents decreased by $7.19 billion to $65.48 billion at the end of the third quarter of 2013. We generated net cash of $2.26 billion from operating activities. We used net cash of $9.45 billion for investing and financing activities to fund loans held for investment, repurchases of common stock and net repayments of secured and unsecured borrowings.

Nine Months Ended September 2012. Our cash and cash equivalents increased by $7.63 billion to $63.64 billion at the end of the third quarter of 2012. We generated $12.03 billion in net cash from operating activities. We used net cash of $4.40 billion for investing and financing activities, primarily for net repayments of secured and unsecured borrowings and repurchases of common stock, partially offset by an increase in bank deposits and proceeds from preferred stock issuances.

Goldman Sachs September 2013 Form 10-Q	173

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

174	Goldman Sachs September 2013 Form 10-Q

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

Goldman Sachs September 2013 Form 10-Q	175

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

Systems

We have made a significant investment in technology to monitor market risk including:

•	an independent calculation of VaR and stress measures;

•	risk measures calculated at individual position levels;

•	attribution of risk measures to individual risk factors of each position;

•	the ability to report many different views of the risk measures (e.g., by desk, business, product type or legal entity); and

•	the ability to produce ad hoc analyses in a timely manner.

176	Goldman Sachs September 2013 Form 10-Q

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

Average Daily VaR

in millions Risk Categories	Three Months Ended September		Nine Months Ended September
	2013	2012	2013	2012
Interest rates	$ 68	$ 73	$ 63	$ 82

Equity prices	30	21	30	24

Currency rates	17	12	18	15

Commodity prices	17	22	19	22

Diversification effect	(48)	(47)	(50)	(54)
Total	$ 84	$ 81	$ 80	$ 89

Our average daily VaR increased to $84 million for the third quarter of 2013 from $81 million for the third quarter of 2012, primarily reflecting increases in the equity prices and currency rates categories principally due to increased exposures. These increases were partially offset by a decrease in the interest rates category, principally due to lower levels of volatility, and a decrease in the commodity prices category due to lower levels of volatility and decreased exposures.

Our average daily VaR decreased to $80 million for the nine months ended September 2013 from $89 million for the nine months ended September 2012, primarily reflecting a decrease in the interest rates category due to lower levels of volatility, partially offset by an increase in the equity prices category, principally due to increased exposures, and a decrease in the diversification benefit across risk categories.

Quarter-End VaR and High and Low VaR

in millions Risk Categories	As of		Three Months Ended September 2013
	September	June
	2013	2013	High	Low
Interest rates	$ 71	$ 67	$ 77	$61

Equity prices	33	27	62	21

Currency rates	13	26	30	11

Commodity prices	16	19	21	16

Diversification effect	(52)	(53)
Total	$ 81	$ 86	$100	$76

Our daily VaR decreased to $81 million as of September 2013 from $86 million as of June 2013, primarily reflecting a decrease in the currency rates category principally due to decreased exposures, partially offset by an increase in the equity prices category due to increased exposures.

During the third quarter of 2013, the firmwide VaR risk limit was not exceeded, raised or reduced.

Goldman Sachs September 2013 Form 10-Q	177

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects the VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended September 2013.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the third quarter of 2013 (i.e., a VaR exception).

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

178	Goldman Sachs September 2013 Form 10-Q

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

	10% Sensitivity
Asset Categories	Amount as of
in millions	September 2013	June 2013
Equity [1]	$2,236	$2,183

Debt [2]	1,537	1,666

1.	Relates to private and restricted public equity securities, including interests in firm-sponsored funds that invest in corporate equities and real estate and interests in firm-sponsored hedge funds.

2.

Primarily relates to interests in our firm-sponsored funds that invest in corporate mezzanine and senior debt instruments. Also includes loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $4 million gain (including hedges) as of September 2013. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a $9 million gain (including hedges) as of September 2013. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

In addition, as of September 2013 and June 2013, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about such lending commitments. As of September 2013, the firm also had $12.53 billion of loans held for investment which were accounted for at amortized cost and included in “Receivables from customers and counterparties,” substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $117 million of additional interest income over a 12-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about loans held for investment.

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

Goldman Sachs September 2013 Form 10-Q	179

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

180	Goldman Sachs September 2013 Form 10-Q

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

Credit Exposures

As of September 2013, our credit exposures decreased as compared with December 2012, reflecting decreases in OTC derivative, cash and securities financing exposures, partially offset by an increase in loans and lending commitments. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased from December 2012, primarily reflecting an increase in loans and lending commitments. During the nine months ended September 2013, the number of counterparty defaults was essentially unchanged compared with the same prior year period and primarily occurred within OTC derivatives. Estimated losses associated with these counterparty defaults were higher compared with the same prior year period and were not material to the firm.

The firm’s credit exposures are described further below.

Cash and Cash Equivalents. Cash and cash equivalents include both interest-bearing and non-interest-bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly-rated banks and central banks.

Goldman Sachs September 2013 Form 10-Q	181

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

OTC Derivatives. The firm’s credit exposure on OTC derivatives arises primarily from our market-making activities. The firm, as a market maker, enters into derivative transactions to provide liquidity to clients and to facilitate the transfer and hedging of their risks. The firm also enters into derivatives to manage market risk exposures. We manage our credit exposure on OTC derivatives using the credit risk process, measures, limits and risk mitigants described above.

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

The tables below present the distribution of our exposure to OTC derivatives by tenor, based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives, both before and after the effect of collateral and netting agreements. Receivable and payable balances for the same counterparty across tenor categories are netted under enforceable netting agreements, and cash collateral received is netted under enforceable credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category. Net credit exposure in the tables below represents OTC derivative assets, substantially all of which are included in “Financial instruments owned, at fair value,” less cash collateral and the fair value of securities collateral, primarily U.S. government and federal agency obligations and non-U.S. government and agency obligations, received under credit support agreements, which management considers when determining credit risk, but such collateral is not eligible for netting under U.S. GAAP. The categories shown reflect our internally determined public rating agency equivalents.

	As of September 2013
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets		Net Credit Exposure
AAA/Aaa	$ 524	$ 1,385	$ 2,679	$ 4,588	$ (1,784)	$ 2,804		$ 2,640

AA/Aa2	2,930	4,616	16,868	24,414	(10,297)	14,117		8,320

A/A2	11,048	25,770	30,960	67,778	(48,958)	18,820		11,252

BBB/Baa2	3,981	9,022	25,940	38,943	(27,461)	11,482		4,979

BB/Ba2 or lower	3,876	5,553	4,064	13,493	(5,989)	7,504		4,963

Unrated	968	483	651	2,102	(17)	2,085		1,675
Total	$23,327	$46,829	$ 81,162	$151,318	$ (94,506)	$56,812	[1]	$33,829

	As of December 2012
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets		Net Credit Exposure
AAA/Aaa	$ 494	$ 1,934	$ 2,778	$ 5,206	$ (1,476)	$ 3,730		$ 3,443

AA/Aa2	4,631	7,483	20,357	32,471	(16,026)	16,445		10,467

A/A2	13,422	26,550	42,797	82,769	(57,868)	24,901		16,326

BBB/Baa2	7,032	12,173	27,676	46,881	(32,962)	13,919		4,577

BB/Ba2 or lower	2,489	5,762	7,676	15,927	(9,116)	6,811		4,544

Unrated	326	927	358	1,611	(13)	1,598		1,259
Total	$28,394	$54,829	$101,642	$184,865	$(117,461)	$67,404		$40,616

1.

Includes approximately $1 billion of OTC derivatives related to our European insurance business, which were classified as held for sale as of September 2013 and are included in “Other assets” in the condensed consolidated statements of financial condition. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about assets held for sale.

182	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Lending Activities. We manage the firm’s traditional credit origination activities, including funded loans and lending commitments (both fair value and held for investment loans and lending commitments), using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.

Securities Financing Transactions. The firm enters into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We manage our credit risk on securities financing transactions using the credit risk process, measures, limits and risk mitigants described above. We had approximately $32 billion and $37 billion as of September 2013 and December 2012, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk.

Other Credit Exposures. The firm is exposed to credit risk from its receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial cash margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $18 billion as of both September 2013 and December 2012, and was primarily comprised of initial margin (both cash and securities) placed with clearing organizations.

Credit Exposure by Industry, Region and Credit Quality

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments associated with traditional credit origination activities broken down by industry, region and credit quality.

Goldman Sachs September 2013 Form 10-Q	183

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions	September 2013	December 2012	September 2013	December 2012	September 2013	December 2012
Asset Managers & Funds	$ 93	$ —	$11,305	$10,552	$ 2,276	$ 1,673

Banks, Brokers & Other Financial Institutions	16,563	10,507	15,505	21,310	9,551	6,192

Consumer Products, Non-Durables & Retail	—	—	2,796	1,516	14,218	13,304

Government & Central Banks	48,912	62,162	13,261	14,729	1,846	1,782

Healthcare & Education	—	—	2,194	3,764	9,184	7,717

Insurance	—	—	2,385	4,214	3,382	3,199

Natural Resources & Utilities	—	—	4,117	4,383	19,134	16,360

Real Estate	11	—	444	381	4,747	3,796

Technology, Media, Telecommunications & Services	—	—	2,224	2,016	16,430	17,674

Transportation	—	—	687	1,207	6,872	6,557

Other	—	—	1,894	3,332	5,769	4,650
Total [2]	$65,579	$72,669	$56,812	$67,404	$93,409	$82,904

Credit Exposure by Region

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions	September 2013	December 2012	September 2013	December 2012	September 2013	December 2012
Americas	$56,227	$65,193	$25,796	$32,968	$66,292	$59,792

EMEA [3]	5,254	1,683	25,747	26,739	24,180	21,104

Asia	4,098	5,793	5,269	7,697	2,937	2,008
Total [2]	$65,579	$72,669	$56,812	$67,404	$93,409	$82,904

Credit Exposure by Credit Quality

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of		As of		As of
in millions Credit Rating Equivalent	September 2013	December 2012	September 2013	December 2012	September 2013	December 2012
AAA/Aaa	$48,323	$59,825	$ 2,804	$ 3,730	$ 2,136	$ 2,179

AA/Aa2	8,075	6,356	14,117	16,445	7,450	7,220

A/A2	8,197	5,068	18,820	24,901	21,180	21,901

BBB/Baa2	559	326	11,482	13,919	29,957	26,313

BB/Ba2 or lower	425	1,094	7,504	6,811	32,686	25,291

Unrated	—	—	2,085	1,598	—	—
Total [2]	$65,579	$72,669	$56,812	$67,404	$93,409	$82,904

1.

Includes approximately $19 billion and $12 billion of loans as of September 2013 and December 2012, respectively, and approximately $74 billion and $71 billion of lending commitments as of September 2013 and December 2012, respectively. Excludes certain bank loans and bridge loans and certain lending commitments that are risk managed as part of market risk using VaR and sensitivity measures.

2.

Includes $101 million of cash, approximately $1 billion of OTC derivatives and approximately $1 billion of loans related to our European insurance business, which were classified as held for sale as of September 2013 and are included in “Other assets” in the condensed consolidated statements of financial condition. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about assets held for sale.

3.	EMEA (Europe, Middle East and Africa).

184	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Selected Country Exposures

There have been continuing concerns about European sovereign debt risk and its impact on the European banking system and a number of European member states have experienced significant credit deterioration. The most pronounced market concerns relate to Greece, Ireland, Italy, Portugal and Spain. The tables below present our credit exposure (both gross and net of hedges) to all sovereigns, financial institutions and corporate counterparties or borrowers in these countries. Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or borrower. In addition, the tables include the market exposure of our long and short inventory for which the issuer or underlier is located in these countries. Market exposure represents the potential for loss in value of our inventory due to changes in market prices. There is no overlap between the credit and market exposures in the tables below.

The country of risk is determined by the location of the counterparty, issuer or underlier’s assets, where they generate revenue, the country in which they are headquartered, and/or the government whose policies affect their ability to repay their obligations.

	As of September 2013
	Credit Exposure												Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure		Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ 131		$ —	$ 131	$ (45)		$ 86	$ —	$ 86		$ 55	$—	$ 13		$ 68

Non-Sovereign	—		21		—	21	—		21	—	21		49	12	(4)		57
Total Greece	—		152		—	152	(45)		107	—	107		104	12	9		125

Ireland
Sovereign	—		3		—	3	—		3	—	3		(134)	—	(160)		(294)

Non-Sovereign	424		391		159	974	—		974	116	1,090		130	13	37		180
Total Ireland	424		394		159	977	—		977	116	1,093		(4)	13	(123)		(114)

Italy
Sovereign	—		1,570		1	1,571	(1,528)		43	—	43		52	—	(183)		(131)

Non-Sovereign	575		500		141	1,216	(47)		1,169	727	1,896		211	18	(976)		(747)
Total Italy	575		2,070		142	2,787	(1,575)		1,212	727	1,939		263	18	(1,159)		(878)

Portugal
Sovereign	—		1		87	88	—		88	—	88		96	—	(116)		(20)

Non-Sovereign	—		17		1	18	—		18	—	18		250	5	(355)		(100)
Total Portugal	—		18		88	106	—		106	—	106		346	5	(471)		(120)

Spain
Sovereign	—		48		—	48	(2)		46	—	46		650	—	198		848

Non-Sovereign	1,425		191		54	1,670	(87)		1,583	784	2,367		1,493	15	(716)		792
Total Spain	1,425		239		54	1,718	(89)		1,629	784	2,413		2,143	15	(518)		1,640
Total	$2,424	[1]	$2,873	[2]	$443	$5,740	$(1,709	) [3]	$4,031	$1,627	$5,658	[4]	$2,852	$63	$(2,262	) [3]	$ 653 [4]

1.	Principally consists of loans collateralized by cash, securities and real estate.

2.	Includes the benefit of $5.0 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $288 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

4.

Total credit exposure and total market exposure includes $410 million and $264 million, respectively, related to our European insurance business classified as held for sale as of September 2013. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information about assets held for sale.

Goldman Sachs September 2013 Form 10-Q	185

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	As of December 2012
	Credit Exposure											Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ —		$ —	$ —	$ —		$ —	$ —	$ —	$ 30	$ —	$ —		$ 30

Non-Sovereign	—		5		1	6	—		6	—	6	65	15	(5)		75
Total Greece	—		5		1	6	—		6	—	6	95	15	(5)		105

Ireland
Sovereign	—		1		103	104	—		104	—	104	8	—	(150)		(142)

Non-Sovereign	—		126		36	162	—		162	—	162	801	74	155		1,030
Total Ireland	—		127		139	266	—		266	—	266	809	74	5		888

Italy
Sovereign	—		1,756		1	1,757	(1,714)		43	—	43	(415)	—	(603)		(1,018)

Non-Sovereign	43		560		129	732	(33)		699	587	1,286	434	65	(996)		(497)
Total Italy	43		2,316		130	2,489	(1,747)		742	587	1,329	19	65	(1,599)		(1,515)

Portugal
Sovereign	—		141		61	202	—		202	—	202	155	—	(226)		(71)

Non-Sovereign	—		44		2	46	—		46	—	46	168	(6)	(133)		29
Total Portugal	—		185		63	248	—		248	—	248	323	(6)	(359)		(42)

Spain
Sovereign	—		75		—	75	—		75	—	75	986	—	(268)		718

Non-Sovereign	1,048		259		23	1,330	(95)		1,235	733	1,968	1,268	83	(186)		1,165
Total Spain	1,048		334		23	1,405	(95)		1,310	733	2,043	2,254	83	(454)		1,883
Total	$1,091	[1]	$2,967	[2]	$356	$4,414	$(1,842	) [3]	$2,572	$1,320	$3,892	$3,500	$231	$(2,412	) [3]	$1,319

1.	Principally consists of loans for which the fair value of collateral exceeds the carrying value of such loans.

2.	Includes the benefit of $6.6 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $357 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underlyings. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives included above are bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash, U.S. Treasury securities or German government agency obligations. The gross purchased and written credit derivative notionals across the above countries for single-name and index credit default swaps (included in ‘Hedges’ and ‘Credit Derivatives’ in the tables above) were $164.1 billion and $156.0 billion, respectively, as of September 2013, and $179.4 billion and $168.6 billion, respectively, as of December 2012. Including netting under legally enforceable netting agreements, within each and across all of the countries above, the purchased and written credit derivative notionals for single-name and index credit default swaps were $23.1 billion and $14.9 billion, respectively, as of September 2013, and $26.0 billion and $15.3 billion, respectively, as of December 2012. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements.

In credit exposure above, ‘Other’ principally consists of deposits, secured lending transactions and other secured receivables, net of applicable collateral. As of September 2013 and December 2012, $10.3 billion and $4.8 billion, respectively, of secured lending transactions and other secured receivables were fully collateralized.

For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

186	Goldman Sachs September 2013 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

To supplement our regular stress tests, we conduct tailored stress tests on an ad hoc basis in response to specific market events that we deem significant. For example, in response to the Euro area debt crisis, we conducted stress tests intended to estimate the direct and indirect impact that might result from a variety of possible events involving certain European member states, including sovereign defaults and the exit of one or more countries from the Euro area. In the stress tests, described in “Market Risk Management — Stress Testing” and “Credit Risk Management — Stress Tests/Scenario Analysis,” we estimated the direct impact of the event on our credit and market exposures resulting from shocks to risk factors including, but not limited to, currency rates, interest rates, and equity prices. The parameters of these shocks varied based on the scenario reflected in each stress test. We also estimated the indirect impact on our exposures arising from potential market moves in response to the event, such as the impact of credit market deterioration on corporate borrowers and counterparties along with the shocks to the risk factors described above. We reviewed estimated losses produced by the stress tests in order to understand their magnitude, highlight potential loss concentrations, and assess and mitigate our exposures where necessary.

Euro area exit scenarios included analysis of the impacts on exposure that might result from the redenomination of assets in the exiting country or countries. We also tested our operational and risk management readiness and capability to respond to a redenomination event. Constructing stress tests for these scenarios requires many assumptions about how exposures might be directly impacted and how resulting secondary market moves would indirectly impact such exposures. Given the multiple parameters involved in such scenarios, losses from such events are inherently difficult to quantify and may materially differ from our estimates.

See “Liquidity Risk Management — Modeled Liquidity Outflow,” “Market Risk Management — Stress Testing” and “Credit Risk Management — Stress Tests/Scenario Analysis” for further discussion.

Goldman Sachs September 2013 Form 10-Q	187

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

The firm maintains a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Operational Risk Committee, along with the support of regional or entity-specific working groups or committees, provides oversight of the ongoing development and implementation of our operational risk policies and framework. Operational Risk Management is a risk management function independent of our revenue-producing units, reports to the firm’s chief risk officer, and is responsible for developing and implementing policies, methodologies and a formalized framework for operational risk management with the goal of minimizing our exposure to operational risk.

Operational Risk Management Process

Managing operational risk requires timely and accurate information as well as a strong control culture. We seek to manage our operational risk through:

•	the training, supervision and development of our people;

•	the active participation of senior management in identifying and mitigating key operational risks across the firm;

•

independent control and support functions that monitor operational risk on a daily basis, and implementation of extensive policies and procedures, and controls designed to prevent the occurrence of operational risk events;

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

Our operational risk framework is in part designed to comply with the operational risk measurement rules under Basel II and has evolved based on the changing needs of our businesses and regulatory guidance. Our framework comprises the following practices:

•	Risk identification and reporting;

•	Risk measurement; and

•	Risk monitoring.

Internal Audit performs an independent review of our operational risk framework, including our key controls, processes and applications, on an annual basis to assess the effectiveness of our framework.

188	Goldman Sachs September 2013 Form 10-Q

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

Goldman Sachs September 2013 Form 10-Q	189

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

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

190	Goldman Sachs September 2013 Form 10-Q

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

Goldman Sachs September 2013 Form 10-Q	191

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The firm has voluntarily provided in this filing information regarding the firm’s and GS Bank USA’s estimated capital ratios, including CET1 ratios under the Advanced and Standardized approaches on a fully phased-in and transitional basis and supplementary leverage ratios. The statements with respect to the estimated ratios are forward-looking statements, based on our current interpretation, expectations and understandings of the 2013 Capital Framework and related proposals to increase the minimum supplementary leverage ratios. The information regarding estimated ratios includes significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated under the 2013 Capital Framework. As a result, the methods used to calculate these estimates may differ, possibly materially, from those used in calculating the estimates for any future voluntary disclosures as well as those used when such ratios are required to be disclosed. The ultimate methods of calculating the ratios will depend on, among other things, the promulgation of final rules on increased minimum supplementary leverage ratios, supervisory approval of our internal models used under the Advanced approach for calculating CET1, implementation guidance from the Agencies and the development of market practices and standards.

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

192	Goldman Sachs September 2013 Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[1]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs	[1]
Month #1 (July 1, 2013 to July 31, 2013)	2,569,558	$164.27	2,569,558		73,317,385

Month #2 (August 1, 2013 to August 31, 2013)	5,253,796	160.68	5,253,796		68,063,589

Month #3 (September 1, 2013 to September 30, 2013)	2,387,772	160.70	2,387,772		65,675,817
Total	10,211,126		10,211,126

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

Goldman Sachs September 2013 Form 10-Q	193

Item 6.    Exhibits

Exhibits

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2013 and September 30, 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) the Condensed Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and year ended December 31, 2012, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

194	Goldman Sachs September 2013 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ Harvey M. Schwartz
Name: Harvey M. Schwartz
Title: Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith
Title: Principal Accounting Officer

Date: November 6, 2013

Goldman Sachs September 2013 Form 10-Q	195