Form 10-K
period 2013-12-31
GOLDMAN SACHS GROUP INC
filed 2014-02-28
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street New York, N.Y.	10282
(Address of principal executive offices)	(Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series I	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J	New York Stock Exchange
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $66.8 billion.

As of February 14, 2014, there were 452,752,440 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

References to “the 2013 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2013. All references to 2013, 2012 and 2011 refer to our years ended, or the dates, as the context requires, December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

Group Inc. is a bank holding company and a financial holding company regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.

As of December 2013, we had offices in over 30 countries and 50% of our total staff was based outside the Americas (which includes the countries in North and South America). Our clients are located worldwide, and we are an active participant in financial markets around the world. In 2013, we generated 42% of our net revenues outside the Americas. For more information on our geographic results, see Note 25 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K.

Our Business Segments and Segment Operating Results

We report our activities in four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. The chart below presents our four business segments.

Goldman Sachs 2013 Form 10-K	1

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The table below presents our segment operating results.

		Year Ended December [1]			% of 2013
in millions		2013	2012	2011	Net Revenues
Investment Banking	Net revenues	$ 6,004	$ 4,926	$ 4,355	18%

	Operating expenses	3,475	3,330	2,995
	Pre-tax earnings	$ 2,529	$ 1,596	$ 1,360
Institutional Client Services	Net revenues	$15,721	$18,124	$17,280	46%

	Operating expenses	11,782	12,480	12,837
	Pre-tax earnings	$ 3,939	$ 5,644	$ 4,443
Investing & Lending	Net revenues	$ 7,018	$ 5,891	$ 2,142	20%

	Operating expenses	2,684	2,666	2,673
	Pre-tax earnings/(loss)	$ 4,334	$ 3,225	$ (531)
Investment Management	Net revenues	$ 5,463	$ 5,222	$ 5,034	16%

	Operating expenses	4,354	4,294	4,020
	Pre-tax earnings	$ 1,109	$ 928	$ 1,014
Total	Net revenues	$34,206	$34,163	$28,811

	Operating expenses [2]	22,469	22,956	22,642
	Pre-tax earnings	$11,737	$11,207	$ 6,169

1.

Financial information concerning our business segments for 2013, 2012 and 2011 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data,” which are in Part II, Items 7 and 8, respectively, of the 2013 Form 10-K. See Note 25 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

2.

Includes the following expenses that have not been allocated to our segments: (i) charitable contributions of $155 million for 2013, $169 million for 2012 and $103 million for 2011; and (ii) real estate-related exit costs of $19 million for 2013, $17 million for 2012 and $14 million for 2011.

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

Financial Advisory. Financial Advisory includes strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, risk management, restructurings and spin-offs. In particular, we help clients execute large, complex transactions for which we provide multiple services, including acquisition financing and cross-border structuring expertise. Financial Advisory also includes revenues from derivative transactions directly related to these client advisory assignments.

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

2	Goldman Sachs 2013 Form 10-K

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

Institutional Client Services and our other businesses are supported by our Global Investment Research division, which, as of December 2013, provided fundamental research on more than 3,700 companies worldwide and more than 40 national economies, as well as on industries, currencies and commodities.

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

Goldman Sachs 2013 Form 10-K	3

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

•	Currencies. Most currencies, including growth-market currencies.

•	Commodities. Crude oil and petroleum products, natural gas, base, precious and other metals, electricity, coal, agricultural and other commodity products.

Equities. Includes equities client execution, commissions and fees, and securities services.

Equities Client Execution. We make markets in equity securities and equity-related products, including convertible securities, options, futures and over-the-counter (OTC) derivative instruments, on a global basis. As a principal, we facilitate client transactions by providing liquidity to our clients with large blocks of stocks or derivatives, requiring the commitment of our capital.

We also structure and make markets in derivatives on indices, industry groups, financial measures and individual company stocks. We develop strategies and provide information about portfolio hedging and restructuring and asset allocation transactions for our clients. We also work with our clients to create specially tailored instruments to enable sophisticated investors to establish or liquidate investment positions or undertake hedging strategies. We are one of the leading participants in the trading and development of equity derivative instruments.

Our exchange-based market-making activities include making markets in stocks and exchange-traded funds, futures and options on major exchanges worldwide.

Commissions and Fees. We generate commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide. We provide our clients with access to a broad spectrum of equity execution services, including electronic “low-touch” access and more traditional “high-touch” execution. While the majority of our equity trading activity is “low-touch,” the majority of our net revenues continue to be derived from our “high-touch” activity. We expect both types of activity to remain important.

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

4	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Equity Securities. We make corporate, real estate and infrastructure equity-related investments.

Debt Securities and Loans. We make corporate, real estate and infrastructure debt investments. In addition, we provide credit to corporate clients through loan facilities and to high-net-worth individuals primarily through secured loans.

Other. Our other investments primarily include consolidated investments, for which we have an exit strategy and which are engaged in activities that are not closely related to our principal businesses. We also invest directly in distressed assets, currencies, commodities and other assets.

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

Assets under supervision include assets under management and other client assets. Assets under management include client assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds, credit funds and private equity funds (including real estate funds), and separately managed accounts for institutional and individual investors. Other client assets include client assets invested with third-party managers, bank deposits and advisory relationships where we earn a fee for advisory and other services, but do not have investment discretion. Assets under supervision do not include the self-directed brokerage assets of our clients. Long-term assets under supervision represent assets under supervision excluding liquidity products. Liquidity products represent money markets and bank deposit assets.

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

Goldman Sachs 2013 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Business Continuity and Information Security

Business continuity and information security, including cyber security, are high priorities for Goldman Sachs. Our Business Continuity Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at the firm’s critical facilities and to comply with regulatory requirements, including those of FINRA. Because we are a bank holding company, our Business Continuity Program is also subject to review by the Federal Reserve Board. The key elements of the program are crisis planning and management, people recovery, business recovery, systems and data recovery, and process improvement. In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect the information provided to us by our clients and that of the firm from cyber attacks and other misappropriation, corruption or loss. Safeguards are applied to maintain the confidentiality, integrity and availability of information.

Employees

Management believes that a major strength and principal reason for the success of Goldman Sachs is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity, cooperation among our employees worldwide and high standards of business ethics.

Instilling the Goldman Sachs culture in all employees is a continuous process, in which training plays an important part. All employees are offered the opportunity to participate in education and periodic seminars that we sponsor at various locations throughout the world. Another important part of instilling the Goldman Sachs culture is our employee review process. Employees are reviewed by supervisors, co-workers and employees they supervise in a 360-degree review process that is integral to our team approach, and includes an evaluation of an employee’s performance with respect to risk management, compliance and diversity. As of December 2013, we had 32,900 total staff.

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

6	Goldman Sachs 2013 Form 10-K

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

We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions. Our pay practices and those of our principal competitors are subject to review by, and the standards of, the Federal Reserve Board and regulators outside the United States, including the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) in the United Kingdom. See “Regulation — Banking Regulation” and “Regulation — Compensation Practices” below and “Risk Factors — Our businesses may be adversely affected if we are unable to hire and retain qualified employees” in Part I, Item 1A of the 2013 Form 10-K for more information on the regulation of our compensation practices.

Regulation

As a participant in the banking, securities, investment management, and derivatives industries, we are subject to extensive regulation worldwide. Regulatory bodies around the world are generally charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of the customers of market participants, including depositors in banking entities and the customers of broker-dealers, investment advisers, swap dealers and security-based swap dealers.

The financial services industry has been the subject of intense regulatory scrutiny in recent years. Our businesses have been subject to increasing regulation and supervision in the United States and other countries, and we expect this trend to continue in the future. In particular, the Dodd-Frank Act, which was enacted in July 2010, significantly altered the financial regulatory regime within which we operate. The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the implementation of the legislation by the Federal Reserve Board, the FDIC, the SEC, the U.S. Commodity Futures Trading Commission (CFTC) and other agencies, as well as the development of market practices and structures under the regime established by the legislation and the implementing rules. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide, as discussed further throughout this section. We will continue to update our business, risk management, and compliance practices to conform to developments in the regulatory environment.

Bank Holding Company Regulation

Group Inc. is a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act).

Goldman Sachs 2013 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supervision and Regulation

As a bank holding company and a financial holding company under the BHC Act, Group Inc. is subject to supervision and examination by the Federal Reserve Board. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve Board serves as the primary regulator of our consolidated organization, but generally defers to the primary regulators of our U.S. non-bank subsidiaries with respect to the activities of those subsidiaries. Such “functionally regulated” non-bank subsidiaries include broker-dealers registered with the SEC, such as our principal U.S. broker-dealer, Goldman, Sachs & Co. (GS&Co.), entities registered with or regulated by the CFTC with respect to futures-related and swaps-related activities and investment advisers registered with the SEC with respect to their investment advisory activities.

As discussed further below, our subsidiary, GS Bank USA, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau (CFPB). In addition, Group Inc. has two limited purpose trust company subsidiaries that are not permitted to accept deposits or make loans (other than as incidental to their trust activities) and are not insured by the FDIC. The Goldman Sachs Trust Company, N.A., a national banking association that is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency and is a member bank of the Federal Reserve System. The Goldman Sachs Trust Company of Delaware, a Delaware limited purpose trust company, is regulated by the Office of the Delaware State Bank Commissioner.

Activities

The BHC Act generally restricts bank holding companies from engaging in business activities other than the business of banking and certain closely related activities. Financial holding companies, however, generally can engage in a broader range of financial and related activities than are otherwise permissible for bank holding companies as long as they continue to meet the eligibility requirements for financial holding companies. These requirements include that the financial holding company and each of its U.S. depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed.” The broader range of permissible activities for financial holding companies includes underwriting, dealing and making markets in securities and making investments in non-financial companies. In addition, financial holding companies are permitted under the GLB Act to engage in certain commodities activities in the United States that may otherwise be impermissible for bank holding companies, so long as the assets held pursuant to these activities do not equal 5% or more of their consolidated assets.

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

Volcker Rule

In December 2013, the final rules to implement the provisions of the Dodd-Frank Act referred to as the “Volcker Rule” were adopted. We are required to be in compliance with the rule (including the development of an extensive compliance program) by July 2015 with certain provisions of the rule subject to possible extensions through July 2017.

The Volcker rule prohibits “proprietary trading,” but will allow activities such as underwriting, market making and risk-mitigation hedging. In anticipation of the final rule, we evaluated this prohibition and determined that businesses that engage in “bright line” proprietary trading were most likely to be prohibited. In 2010 and 2011, we liquidated substantially all of our Global Macro Proprietary and Principal Strategies trading positions.

In addition to the prohibition on proprietary trading, the Volcker rule limits the sponsorship of, and investment in, “covered funds” (as defined in the rule) by banking entities, including Group Inc. and its subsidiaries. It also limits certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates as described below under “— Transactions with Affiliates.” Covered funds include our private equity funds, certain of our credit and real estate funds, and our hedge funds. The limitation on investments in covered funds requires us to reduce our investment in each such fund to 3% or less of the fund’s net asset value, and to reduce our aggregate investment in all such funds to 3% or less of our Tier 1 capital. In anticipation of the final rule, we limited our initial investment in certain new covered funds to 3% of the fund’s net asset value.

We continue to manage our existing funds, taking into account the transition periods under the Volcker Rule. As a result, in March 2012, we began redeeming certain interests in our hedge funds and will continue to do so.

8	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

For certain of our covered funds, in order to be compliant with the Volcker Rule by the prescribed compliance date, to the extent that the underlying investments of the particular funds are not sold, the firm may be required to sell its investments in such funds. If that occurs, the firm may receive a value for its investments that is less than the then carrying value, as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions.

Although our net revenues from investments in our private equity, credit, real estate and hedge funds may vary from period to period, our aggregate net revenues from these investments were not material to our aggregate total net revenues over the period from 1999 through 2013.

Leveraged Lending

In March 2013, the U.S. federal bank regulatory agencies (Agencies) issued updated guidance on leveraged lending. The guidance focuses on transaction structures and risk management frameworks and outlines high-level principles for safe-and-sound leveraged lending, including underwriting standards, valuation and stress testing. Although the full impact of the guidance remains uncertain, implementation of this guidance and any related changes in the leveraged lending market could adversely affect our leveraged lending business.

Capital and Liquidity Requirements

As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board, and GS Bank USA is subject to broadly similar capital requirements.

Under the Federal Reserve Board’s capital adequacy requirements and, in the case of GS Bank USA, the regulatory framework for prompt corrective action, both Group Inc. and GS Bank USA must meet specific regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items. The sufficiency of our capital levels and those of GS Bank USA, as well as GS Bank USA’s prompt corrective action classification, are also subject to qualitative judgments by regulators.

Other regulated subsidiaries, including GS&Co. and Goldman Sachs International (GSI), are also subject to capital requirements. We expect Group Inc., GS Bank USA, GS&Co., GSI and other regulated subsidiaries to become subject to increased capital requirements over time.

Capital Ratios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital — Consolidated Regulatory Capital Ratios” in Part II, Item 7 of the 2013 Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for information on our Tier 1 capital ratio, Tier 1 capital, Total capital ratio, total capital, risk-weighted assets (RWAs) including the market risk capital rules, Tier 1 leverage ratio, Common Equity Tier 1 (defined below), Common Equity Tier 1 ratio and Tier 1 supplementary leverage ratio (supplementary leverage ratio), and for a discussion of minimum required ratios.

Revised market risk capital rules of the Federal Reserve Board became effective on January 1, 2013. These rules required the addition of several new model-based capital requirements, as well as an increase in capital requirements for securitization positions, and were designed to implement the new market risk framework of the Basel Committee, as well as a prohibition on the use of external credit ratings, as required by the Dodd-Frank Act.

Changes in Capital Requirements. The Agencies have approved revised risk-based capital and leverage ratio regulations establishing a new comprehensive capital framework for U.S. banking organizations (Revised Capital Framework). These regulations are largely based on the Basel Committee’s December 2010 final capital framework for strengthening international capital standards (Basel III), and significantly revise the risk-based capital and leverage ratio requirements applicable to bank holding companies as compared to the previous U.S. risk-based capital and leverage ratio rules, and thereby, implement certain provisions of the Dodd-Frank Act.

Under the Revised Capital Framework, Group Inc. is an “Advanced approach” banking organization. Below are the aspects of the rules that are most relevant to us as an Advanced approach banking organization.

Goldman Sachs 2013 Form 10-K	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Definition of Capital and Capital Ratios. The Revised Capital Framework introduced changes to the definition of regulatory capital, which, subject to transitional provisions, became effective across our regulatory capital and leverage ratios on January 1, 2014. These changes include the introduction of a new capital measure called Common Equity Tier 1 (CET1), and the related regulatory capital ratio of CET1 to RWAs (CET1 ratio). In addition, the definition of Tier 1 capital has been narrowed to include only CET1 and instruments such as perpetual non-cumulative preferred stock that meet certain criteria.

Certain aspects of the revised requirements phase in over time. These include increases in the minimum capital ratio requirements and the introduction of new capital buffers and certain deductions from regulatory capital (such as investments in nonconsolidated financial institutions). In addition, junior subordinated debt issued to trusts is being phased out of regulatory capital. It is first phased out of Tier 1 capital but is eligible as Tier 2 capital for an interim period through December 31, 2015, after which it will also be phased out of Tier 2 capital through December 31, 2021.

The minimum CET1 ratio is 4.0% as of January 1, 2014 and will increase to 4.5% on January 1, 2015. The minimum Tier 1 capital ratio increased from 4.0% to 5.5% on January 1, 2014 and will increase to 6.0% beginning January 1, 2015. The minimum Total capital ratio remains unchanged at 8.0%. These minimum ratios will be supplemented by a new capital conservation buffer that phases in, beginning on January 1, 2016, in increments of 0.625% per year until it reaches 2.5% on January 1, 2019. The Revised Capital Framework also introduces a new counter-cyclical capital buffer, to be imposed in the event that national supervisors deem it necessary in order to counteract excessive credit growth.

Certain adjustments to calculate CET1 are subject to transition provisions. Most items that were previously deducted from Tier 1 capital become deductions from CET1, many of which transition into CET1 deductions at a rate of 20% per year, beginning in January 2014. The Revised Capital Framework also introduced new deductions from CET1 (such as investments in nonconsolidated financial institutions), which are also phased in as CET1 deductions at a rate of 20% per year with residual amounts subject to risk weighting.

Risk-Weighted Assets. In February 2014, the Federal Reserve Board informed us that we have completed a satisfactory “parallel run,” as required of Advanced approach banking organizations under the Revised Capital Framework, and therefore changes to RWAs will take effect beginning with the second quarter of 2014. Accordingly, the calculation of RWAs in future quarters will be based on the following methodologies:

•

During the first quarter of 2014 — the Basel I risk-based capital framework adjusted for certain items related to existing capital deductions and the phase-in of new capital deductions (Basel I Adjusted);

•	During the remaining quarters of 2014 — the higher of RWAs computed under the Basel III Advanced approach or the Basel I Adjusted calculation; and

•	Beginning in the first quarter of 2015 — the higher of RWAs computed under the Basel III Advanced or Standardized approach.

The primary difference between the Standardized approach and the Basel III Advanced approach is that the Standardized approach utilizes prescribed risk-weightings and does not contemplate the use of internal models to compute exposure for credit risk on derivatives and securities financing transactions, whereas the Basel III Advanced approach permits the use of such models, subject to supervisory approval. In addition, RWAs under the Standardized approach depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity), rather than on assessments of each counterparty’s creditworthiness. Furthermore, the Standardized approach does not include a capital requirement for operational risk. RWAs for market risk under both the Standardized and Basel III Advanced approaches are based on the Federal Reserve Board’s revised market risk regulatory capital requirements described above.

For information on our RWAs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital — Risk-Weighted Assets” in Part II, Item 7 of the 2013 Form 10-K.

10	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Regulatory Leverage Ratios. The Revised Capital Framework increased the minimum Tier 1 leverage ratio applicable to us from 3% to 4% effective January 1, 2014.

In addition, the Revised Capital Framework will introduce a new supplementary leverage ratio for Advanced approach banking organizations, which compares Tier 1 capital (as defined under the Revised Capital Framework) to a measure of leverage exposure (defined as the sum of our assets less certain CET1 deductions plus certain off-balance-sheet exposures).

The Revised Capital Framework requires a minimum supplementary leverage ratio of 3%, effective January 1, 2018, but with disclosure required beginning in the first quarter of 2015.

Liquidity Ratios under Basel III. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the United States and internationally, without required formulaic measures. Basel III will require banks and bank holding companies to measure their liquidity against two specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be mandated by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the entity maintains an adequate level of unencumbered high-quality liquid assets under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of these entities over a one-year time horizon. These requirements may incentivize banking entities to increase their holdings of securities that qualify as high-quality liquid assets and increase the use of long-term debt as a funding source. Under the Basel Committee’s framework, the liquidity coverage ratio would be introduced on January 1, 2015; however there would be a phase-in period whereby firms would have a 60% minimum in 2015, which would be raised 10% per year until it reaches 100% in 2019. The net stable funding ratio is not expected to be introduced as a requirement until January 1, 2018.

In October 2013, the Agencies issued a proposal on minimum liquidity standards that is generally consistent with the Basel Committee’s framework as described above, but with certain modifications to the high-quality liquid asset definition and expected cash outflow assumptions, and accelerated transition provisions. In addition, under the proposed accelerated transition timeline, the liquidity coverage ratio would be introduced on January 1, 2015; however, there would be an accelerated U.S. phase-in period whereby firms would have an 80% minimum in 2015 which would be raised 10% per year until it reaches 100% in 2017.

While the principles behind the new frameworks proposed by the Basel Committee and the Agencies are broadly consistent with our current liquidity management framework, it is possible that the refinement and implementation of these standards could impact our liquidity and funding requirements and practices.

Stress Tests. In October 2012, the Federal Reserve Board issued final rules implementing the requirements of the Dodd-Frank Act concerning the Dodd-Frank Act supervisory stress tests to be conducted by the Federal Reserve Board and semi-annual company-run stress tests for bank holding companies with total consolidated assets of $50 billion or more. The stress test rules require increased involvement by boards of directors in stress testing and, since March 2013, public disclosure of the results of both the Federal Reserve Board’s annual stress tests and a bank holding company’s annual supervisory stress tests, and semi-annual internal stress tests. Certain stress test requirements are also applicable to GS Bank USA, as discussed below.

We published a summary of our annual Dodd-Frank Act stress test results under the Federal Reserve Board’s severely adverse scenario in March 2013. We submitted the results of our mid-cycle Dodd-Frank Act stress test to the Federal Reserve Board in July 2013 and we published a summary of our mid-cycle Dodd-Frank Act stress test results under our internally developed severely adverse scenario in September 2013. Our internally developed severely adverse scenario is designed to stress the firm’s risks and idiosyncratic vulnerabilities and assess the firm’s pro-forma capital position and ratios under the hypothetical stressed environment. We provide additional information on our annual and mid-cycle Dodd-Frank Act stress test results on our web site as described under “Available Information” below. Our annual Dodd-Frank Act stress test submission is incorporated into the annual capital plans that we are required to submit to the Federal Reserve Board as part of the Comprehensive Capital Analysis and Review (CCAR).

Goldman Sachs 2013 Form 10-K	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Payment of Dividends and Stock Repurchases. Dividend payments by Group Inc. to its shareholders and stock repurchases by Group Inc. are subject to the oversight of the Federal Reserve Board. The dividend and share repurchase policies of large bank holding companies, such as Group Inc., are reviewed by the Federal Reserve Board based on capital plans and stress tests submitted by the bank holding company, and will be assessed against, among other things, the bank holding company’s ability to meet and exceed minimum regulatory capital ratios under stressed scenarios, its expected sources and uses of capital over the planning horizon (generally a period of two years) under baseline and stressed scenarios, and any potential impact of changes to its business plan and activities on its capital adequacy and liquidity. The purpose of the capital plan review is to ensure that these institutions have robust, forward-looking capital planning processes that account for each institution’s unique risks and that permit continued operations during times of economic and financial stress. As part of the capital plan review, the Federal Reserve Board will evaluate an institution’s plan to make capital distributions, such as repurchasing or redeeming stock or increasing dividend payments, across a range of macro-economic and firm-specific assumptions.

As part of our initial 2013 CCAR submission, the Federal Reserve Board informed us that it did not object to our proposed capital actions through the first quarter of 2014, including the repurchase of outstanding common stock, an increase in our quarterly common stock dividend, and the possible issuance, redemption and modification of other capital securities. As required by the Federal Reserve Board, we resubmitted our 2013 capital plan in September 2013, incorporating certain enhancements to our stress testing process. In December 2013, the Federal Reserve Board informed us that it did not object to our resubmitted capital plan. We submitted our 2014 CCAR to the Federal Reserve in January 2014 and expect to publish a summary of our annual Dodd-Frank Act stress test results in March 2014.

Enhanced Prudential Standards. In February 2014, the Federal Reserve Board adopted rules to implement certain of the enhanced prudential standards contemplated by the Dodd-Frank Act. Beginning January 1, 2015, the rules require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, including a buffer of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. The liquidity buffer is in addition to the Agencies’ proposal on minimum liquidity standards discussed above. Although the rules are broadly consistent with our current liquidity and overall risk management frameworks, it is possible that the implementation of the rules could impact our liquidity, funding and risk management practices.

Regulatory Proposals

In addition to the regulatory rule changes that have already been adopted (as discussed above), both the Federal Reserve Board and the Basel Committee have proposed other changes, which are discussed below. The full impact of these proposals on the firm will not be known with certainty until after any resulting rules are finalized and market practices develop under the final rules. Furthermore, these proposals, the Dodd-Frank Act, other reform initiatives proposed and announced by the Agencies, the Basel Committee, and other governmental entities and regulators (including the European Union (EU), the PRA and the FCA) are not in all cases consistent with one another, which adds further uncertainty to our future capital, leverage and liquidity requirements, and those of our subsidiaries.

12	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Federal Reserve Board Proposals. In December 2011, the Federal Reserve Board proposed rules to implement the enhanced prudential standards and early remediation requirements contemplated by the Dodd-Frank Act. Although many of these proposals have now been addressed in final rules that are described above, the single-counterparty credit limits and early remediation requirements are still under consideration. The proposed single-counterparty credit limits impose more stringent requirements for credit exposure among major financial institutions, which (together with other provisions incorporated into the Basel III capital rules) may affect our ability to transact or hedge with other financial institutions. The proposed early remediation rules are modeled on the prompt corrective action regime, described below, but are designed to require action to begin in earlier stages of a company’s financial distress, based on a range of triggers, including capital and leverage, stress test results, liquidity and risk management.

Subsequent to the approval of the Revised Capital Framework, the Agencies issued a proposal to increase the minimum supplementary leverage ratio requirement for the largest U.S. banks (those deemed to be global systemically important banking institutions (G-SIBs) under the Basel G-SIB framework). These proposals would require us and other G-SIBs to meet a 5% supplementary leverage ratio (comprised of the current minimum requirement of 3% plus a 2% buffer). In addition, the Basel Committee recently finalized revisions that would increase the size of the leverage exposure for purposes of the supplementary leverage ratio, but would retain a minimum supplementary leverage ratio requirement of 3%. It is not known with certainty at this point whether the U.S. regulators will adopt this revised definition of leverage into their rules and proposals for the supplementary leverage ratio.

Basel Committee Proposals. The Basel Committee has updated its methodology for assessing the global systemic importance of banking institutions and determining the range of additional CET1 that should be maintained by those deemed to be G-SIBs. The required amount of additional CET1 for these institutions will initially range from 1% to 2.5% and could be higher in the future for a banking institution that increases its systemic footprint (e.g., by increasing total assets). In November 2013, the Financial Stability Board (established at the direction of the leaders of the Group of 20) indicated that we would be required to hold an additional 1.5% of CET1 as a G-SIB, based on our 2012 financial data. The final determination of the amount of additional CET1 that we will be required to hold will initially be based on our 2013 financial data and the manner and timing of the U.S. banking regulators’ implementation of the Basel Committee’s methodology. The Basel Committee indicated that G-SIBs will be required to meet the capital surcharges on a phased-in basis beginning in 2016 through 2019.

The Basel Committee has also published its final guidelines for calculating incremental capital requirements for domestic systemically important banking institutions (D-SIBs). These guidelines are complementary to the framework outlined above for G-SIBs, but are more principles-based in order to provide an appropriate degree of national discretion. The impact of these guidelines on the regulatory capital requirements of GS Bank USA, GSI and other of our subsidiaries will depend on how they are implemented by the banking and non-banking regulators in the United States and other jurisdictions.

The Basel Committee has released other consultation papers that may result in further changes to regulatory capital requirements, including a “Fundamental Review of the Trading Book” and “Revisions to the Basel Securitization Framework.”

Resolution and Recovery Plans

As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a rule requiring each bank holding company with over $50 billion in assets and each designated systemically important financial institution to provide to regulators an annual plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). Our resolution plan must, among other things, demonstrate that GS Bank USA is adequately protected from risks arising from our other entities. The regulators’ joint rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy and analyses of the company’s material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements. In April 2013, the Federal Reserve Board and the FDIC provided additional guidance to us relating to our 2013 resolution plan. Group Inc. submitted its 2013 resolution plan to its regulators in September 2013. Group Inc. is also required to submit, on an annual basis, a global recovery plan to regulators that outlines the steps that management could take over time to reduce risk, raise liquidity, and conserve capital in times of prolonged stress. We have been submitting yearly plans since 2010.

Goldman Sachs 2013 Form 10-K	13

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

The Financial Stability Board has released standards for implementing certain compensation principles for banks and other financial companies designed to encourage sound compensation practices. These standards are to be implemented by local regulators. In Europe, the Fourth Capital Requirements Directive (CRD4) includes compensation provisions designed to implement the Financial Stability Board’s compensation standards within the EU. These rules are being implemented by EU member states and, among other things, limit the ratio of variable to fixed compensation of certain employees identified as having a material impact on the risk profile of EU-regulated entities, including GSI and certain other affiliates. These requirements are in addition to the guidance issued by U.S. financial regulators discussed above and the Dodd-Frank Act provision discussed below.

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include Group Inc. and some of its depository institution, broker-dealer and investment advisor subsidiaries) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The initial version of these regulations was proposed by the U.S. financial regulators in early 2011 but the regulations have not yet been finalized. The proposed regulations incorporate the three key principles from the June 2010 regulatory guidance discussed above. If the regulations are adopted in the form initially proposed, they may restrict our flexibility with respect to the manner in which we structure compensation.

14	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

The Dodd-Frank Act contains “derivative push-out” provisions that will prevent us from conducting certain swaps-related activities through GS Bank USA, subject to exceptions for certain interest rate, currency and cleared credit default swaps and for hedging or risk mitigation activities directly related to the bank’s business. In July 2013, the Federal Reserve Board granted GS Bank USA an extension through July 2015 to comply with these derivative push-out provisions. Precluded activities may be conducted elsewhere within the firm, subject to certain requirements and potential registration as a swap or security-based swap dealer.

In addition, New York State banking law imposes lending limits (which take into account credit exposure from derivative transactions) and other requirements that could impact the manner and scope of GS Bank USA’s activities.

Transactions with Affiliates. Transactions between GS Bank USA or its subsidiaries, on the one hand, and Group Inc. or its other subsidiaries and affiliates, on the other hand, are regulated by the Federal Reserve Board under the Federal Reserve Act. The statute and the related regulations limit the types and amounts of transactions (including credit extensions from GS Bank USA or its subsidiaries to Group Inc. or its other subsidiaries and affiliates) that may take place and generally require those transactions to be on market terms or better to GS Bank USA. These regulations generally do not apply to transactions between GS Bank USA and its subsidiaries. The Dodd-Frank Act significantly expands the coverage and scope of the regulations that limit affiliate transactions within a banking organization, including by applying these regulations to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

Federal and state laws impose limitations on the payment of dividends by our depository institution subsidiaries to Group Inc. In general, the amount of dividends that may be paid by GS Bank USA or our national bank trust company subsidiary is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by the entity in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the entity obtains prior regulatory approval. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus). The banking regulators have authority to prohibit or limit the payment of dividends if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

Goldman Sachs 2013 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Deposit Insurance. GS Bank USA accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, such as GS Bank USA. The amounts of these assessments for larger depository institutions (generally those that have $10 billion in assets or more), such as GS Bank USA, are currently based on the average total consolidated assets less the average tangible equity of the insured depository institution during the assessment period, the supervisory ratings of the insured depository institution and specified forward-looking financial measures used to calculate the assessment rate. The assessment rate is subject to adjustment by the FDIC.

Prompt Corrective Action and Capital Ratios. The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

A depository institution is generally deemed to be “well-capitalized,” the highest category, if it has a Tier 1 capital ratio of at least 6%, a Total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. GS Bank USA has agreed with the Federal Reserve Board to maintain minimum capital ratios in excess of these “well-capitalized” levels. Under the Revised Capital Framework, as of January 1, 2014, GS Bank USA became subject to a new minimum CET1 ratio requirement of 4%, increasing to 4.5% in 2015. In addition, the Revised Capital Framework changes the standards for “well-capitalized” status under prompt corrective action regulations beginning January 1, 2015 by, among other things, introducing a CET1 ratio requirement of 6.5% and increasing the Tier 1 capital ratio requirement from 6% to 8%. In addition, commencing, January 1, 2018, Advanced approach banking organizations, such as GS Bank USA, must have a supplementary leverage ratio of 3% or greater. Shortly after the approval of the Revised Capital Framework, in July 2013, the Agencies issued a proposal that would also require that U.S. insured depository institution subsidiaries of U.S. G-SIBs, such as GS Bank USA, meet a “well-capitalized” supplementary leverage ratio requirement of 6%, which would be effective beginning January 1, 2018 if the proposal is enacted as proposed.

See Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for information on GS Bank USA’s regulatory capital ratios.

GS Bank USA computes its risk-based capital ratios in accordance with the regulatory capital requirements applicable to state member banks, which are based on the Federal Reserve Board’s risk-based capital requirements applicable to bank holding companies. As of December 2013, these capital requirements were based on the Basel I Capital Accord of the Basel Committee, and also reflected the revised market risk regulatory capital requirements as implemented by the Federal Reserve Board, which became effective on January 1, 2013.

The Revised Capital Framework is also applicable to GS Bank USA, which is an Advanced approach banking organization under this framework. GS Bank USA has also been informed by the Federal Reserve Board that it has completed a satisfactory parallel run, as required of Advanced approach banking organizations under the Revised Capital Framework, and therefore changes to its calculations of RWAs will take effect beginning with the second quarter of 2014.

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

16	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Insolvency of an Insured Depository Institution or a Bank Holding Company

Under the Federal Deposit Insurance Act of 1950, if the FDIC is appointed as conservator or receiver for an insured depository institution such as GS Bank USA, upon its insolvency or in certain other events, the FDIC has broad powers, including the power:

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

If the FDIC is appointed as receiver under the orderly liquidation authority, then the powers of the receiver, and the rights and obligations of creditors and other parties who have dealt with the institution, would be determined under the orderly liquidation authority, and not under the insolvency law that would otherwise apply. The powers of the receiver under the orderly liquidation authority were generally based on the powers of the FDIC as receiver for depository institutions under the Federal Deposit Insurance Act. Substantial differences in the rights of creditors exist between the orderly liquidation authority and the U.S. Bankruptcy Code, including the right of the FDIC under the orderly liquidation authority to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity. In addition, the orderly liquidation authority limits the ability of creditors to enforce certain contractual cross-defaults against affiliates of the institution in receivership.

The orderly liquidation authority provisions of the Dodd-Frank Act became effective upon enactment. The FDIC has completed several rulemakings under the orderly liquidation authority, but may provide additional guidance. New guidance may affect the manner in which the new authority is applied, particularly with respect to broker-dealer and futures commission merchant subsidiaries of bank holding companies. The FDIC issued a notice in December 2013 describing some elements of its “single point of entry” or “SPOE” strategy pursuant to the orderly liquidation authority provisions of the Dodd-Frank Act, under which the FDIC would, among other things, resolve a failed financial holding company by transferring its assets to a “bridge” holding company.

Resolution Plan

The FDIC issued a rule requiring each insured depository institution with $50 billion or more in assets, such as GS Bank USA, to provide a resolution plan. Similar to our resolution plan for Group Inc., our resolution plan for GS Bank USA must, among other things, demonstrate that it is adequately protected from risks arising from our other entities. GS Bank USA submitted its 2013 resolution plan to its regulators in September 2013.

Goldman Sachs 2013 Form 10-K	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

In addition, state securities and other regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices, as discussed further under “Other Regulation” below. GSEC and one of its subsidiaries are registered U.S. broker-dealers and are regulated by the SEC, the NYSE and FINRA. For a discussion of net capital requirements applicable to GS&Co. and GSEC, see Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K.

Our exchange-based market-making activities are subject to extensive regulation by a number of securities exchanges. As a Designated Market Maker (DMM) on the NYSE and as a market maker on other exchanges, we are required to maintain orderly markets in the securities to which we are assigned. Under the NYSE’s DMM rules, this may require us to supply liquidity to these markets when markets are declining.

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

Our broker-dealer and other subsidiaries will also be affected by rules to be adopted by federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates an asset-backed security transaction to retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party. Securitizations will also be affected by rules proposed by the SEC in September 2011 to implement the Dodd-Frank Act’s prohibition against securitization participants’ engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The proposed rules would exempt bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

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

18	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

The terms “swaps” and “security-based swaps” are generally defined broadly for purposes of these requirements, and can include a wide variety of derivative instruments in addition to those conventionally called swaps. The definition includes certain forward contracts, options, certain loan participations and guarantees of swaps, subject to certain exceptions, and relates to a wide variety of underlying assets or obligations, including currencies, commodities, interest or other monetary rates, yields, indices, securities, credit events, loans and other financial obligations.

The CFTC is responsible for issuing rules relating to swaps, swap dealers and major swap participants, and the SEC is responsible for issuing rules relating to security-based swaps, security-based swap dealers and major security-based swap participants. Although the CFTC has not yet finalized its margin requirements or capital regulations, certain of the requirements, including registration of swap dealers, business conduct standards and real-time public trade reporting, have taken effect already under CFTC rules, and the SEC and the CFTC have finalized the definitions of a number of key terms. In addition, the CFTC has implemented rules requiring the mandatory clearing of certain credit default swaps and interest rate swaps between dealers, and between swap dealers and non-dealer financial entities. Finally, the CFTC has commenced making determinations regarding which swaps must be traded on swap execution facilities or exchanges, and certain interest rate swaps and credit default swaps are now subject to these trade-execution requirements. The CFTC is expected to continue to make such determinations during 2014.

The SEC has proposed rules to impose margin, capital and segregation requirements for security-based swap dealers and major security-based swap participants. The SEC has also proposed rules relating to registration of security-based swap dealers and major security-based swap participants, trade reporting and real-time reporting, and business conduct requirements for security-based swap dealers and major security-based swap participants, and has proposed rules and guidance on the cross-border regulation of security-based swaps. The SEC has proposed, but not yet finalized, rules that would govern the design of new trading venues for security-based swaps and establish the process for determining which products must be traded on these venues.

We have registered certain subsidiaries as “swap dealers” under the CFTC rules, including GS&Co., GS Bank USA, GSI and J. Aron & Company. We expect that these entities, and our businesses more broadly, will be subject to significant and developing regulation and regulatory oversight in connection with swap-related activities.

Goldman Sachs 2013 Form 10-K	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Similar regulations have been proposed or adopted in jurisdictions outside the United States, including the introduction of standardized execution and clearing, margining and reporting requirements for OTC derivatives. For instance, the EU has established a set of new regulatory requirements for EU derivatives activities under the European Market Infrastructure Regulation. These requirements include various risk management requirements that have already become effective and regulatory reporting and clearing requirements that are expected to start becoming effective in 2014.

The full application of new derivatives rules across different national and regulatory jurisdictions has not yet been fully established. In July 2013, the CFTC finalized guidance and timing on the cross-border regulation of swaps and announced that it had reached an understanding with the European Commission regarding the cross-border regulation of derivatives and the common goals underlying their respective regulations. However, specific determinations of the extent to which regulators in each of the relevant jurisdictions will defer to regulations in other jurisdictions have not yet been completed. The full impact of the various U.S. and non-U.S. regulatory developments in this area will not be known with certainty until all the rules are finalized and implemented and market practices and structures develop under the final rules.

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

In addition, as a result of our power-related and commodities activities, we are subject to energy, environmental and other governmental laws and regulations, as discussed under “Risk Factors — Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation, potential catastrophic events and environmental, reputational and other risks that may expose us to significant liabilities and costs” in Part I, Item 1A of the 2013 Form 10-K.

Investment Management Regulation

Our investment management business is subject to significant regulation in numerous jurisdictions around the world relating to, among other things, the safeguarding of client assets, offerings of funds, marketing activities, transactions among affiliates and our management of client funds. Certain of our subsidiaries are registered with, and subject to oversight by, the SEC as investment advisers. In June 2013, the SEC proposed amendments to the rules governing the regulation of money market funds, which included two alternatives that could be adopted separately or in a combined manner: a floating net asset value and/or restrictions on redemptions. The full impact of the amendments on us will not be known with certainty until the amendments are finalized and market practices and structures develop under the amended rules.

Other Regulation

The U.S. and non-U.S. government agencies, regulatory bodies and self-regulatory organizations, as well as state securities commissions and other state regulators in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders, or the suspension or expulsion of a regulated entity or its directors, officers or employees. In addition, a number of our other activities require us to obtain licenses, adhere to applicable regulations and be subject to the oversight of various regulators in the jurisdictions in which we conduct these activities. Regulatory oversight has been increasing, as well as the level of fines and penalties imposed by regulatory agencies. Our subsidiaries are subject to various and numerous requests for information, investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities.

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

Goldman Sachs provides investment services in and from the United Kingdom under the regulation of the PRA and the FCA. GSI, our regulated U.K. broker-dealer subsidiary, is subject to the capital requirements imposed by the PRA. Other subsidiaries, including Goldman Sachs International Bank (GSIB), our regulated U.K. bank, are also regulated by the PRA and the FCA. As of December 2013, GSI and GSIB were in compliance with the PRA capital requirements.

20	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Various other Goldman Sachs entities are regulated by the banking and securities regulatory authorities of the European countries in which they operate, including, among others, the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, the Autorité de Contrôle Prudentiel and the Autorité des Marchés Financiers in France, the Central Bank of the Russian Federation and the Swiss Financial Market Supervisory Authority. In November 2014, a new Single Supervisory Mechanism will become effective, under which the European Central Bank and national supervisors will both have certain regulatory responsibilities for banks in participating EU member states. While the U.K. does not participate in this new mechanism, it will affect how the firm’s banks in Germany and France are regulated and supervised.

The EU and national financial legislators and regulators have proposed or adopted numerous market reforms that may impact our businesses. These include stricter capital and liquidity requirements, including recently finalized legislation to implement Basel III capital requirements for certain of our EU subsidiaries (such as GSI). These market reforms also include rules on the recovery and resolution of EU institutions, rules on the separation of certain trading activities from deposit taking, rules on the cross-border provision of services from countries outside the European Economic Area, authorizations for regulators to impose position limits, requirements to execute certain transactions only on certain regulated venues, reporting requirements (including requirements to publish information about transactions), restrictions on short selling and credit default swaps, additional obligations and restrictions on the management and marketing of funds in the EU, sanctions for regulatory breach and further revised organizational, market structure, conduct of business and market abuse rules. In addition, the European Commission, the European Securities Market Authority and the European Banking Authority have announced or are formulating regulatory standards and other measures which will impact our European operations. Certain Goldman Sachs entities are also regulated by the European securities, derivatives and commodities exchanges of which they are members.

In February 2013, the European Commission published a proposal for enhanced cooperation in the area of financial transactions tax in response to a request from certain member states of the EU. The proposed financial transactions tax is broad in scope and would apply to transactions in a wide variety of financial instruments and derivatives. The draft legislation is still subject to further revisions and the full impact of the proposal will not be known with certainty until the legislation is finalized.

Goldman Sachs Japan Co., Ltd. (GSJCL), our regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of December 2013, GSJCL was in compliance with its capital adequacy requirements. GSJCL is also regulated by the Tokyo Stock Exchange, the Osaka Securities Exchange, the Tokyo Financial Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange, Securities and Exchange Surveillance Commission, Bank of Japan, the Ministry of Finance and the Ministry of Economy, Trade and Industry, among others.

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

Goldman Sachs 2013 Form 10-K	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, we are subject to laws and regulations worldwide, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. The obligation of financial institutions, including Goldman Sachs, to identify their clients, to monitor for and report suspicious transactions, to monitor direct and indirect payments to government officials, to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls that have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to substantial liability and regulatory fines.

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

In addition, our web site includes information concerning:

•	purchases and sales of our equity securities by our executive officers and directors;

•

disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time;

•	Dodd-Frank Act stress test results; and

•	the firm’s risk management practices and regulatory capital ratios, as required under the disclosure-related provisions of the Federal Reserve Board’s market risk capital rules.

Our Investor Relations Department can be contacted at The Goldman Sachs Group, Inc., 200 West Street, 29th Floor, New York, New York 10282, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investor-relations@gs.com.

22	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the 2013 Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital and leverage rules applicable to banks and bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings or mortgage-related contingencies as set forth under “Legal Proceedings” and “Certain Mortgage-Related Contingencies” in Notes 27 and 18, respectively, to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, and statements about our investment banking transaction backlog.

By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K.

In the case of statements about our investment banking transaction backlog, such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or continued weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K.

We have voluntarily provided in this filing information regarding the firm’s and GS Bank USA’s estimated capital ratios, including CET1 ratios under the Advanced and Standardized approaches on a fully phased-in and transitional basis, Basel I Adjusted capital ratio and supplementary leverage ratio. The statements with respect to the estimated ratios are forward-looking statements, based on our current interpretation, expectations and understandings of the Revised Capital Framework and related proposals to increase the minimum supplementary leverage ratio. The information regarding estimated ratios includes significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated under the Revised Capital Framework. As a result, the methods used to calculate these estimates may differ, possibly materially, from those used in calculating the estimates for any future voluntary disclosures as well as those used when such ratios are required to be disclosed. The ultimate methods of calculating the ratios will depend on, among other things, the promulgation of final rules to increase the minimum supplementary leverage ratio, supervisory approval of our internal models used under the Advanced approach for calculating CET1, implementation guidance from the Agencies and the development of market practices and standards.

Goldman Sachs 2013 Form 10-K	23

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

Our businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally, both directly and through their impact on client activity levels. Since 2008, these conditions have changed suddenly and, for a period of time, very negatively. In 2008 and through early 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Since 2011, concerns about European sovereign debt risk and its impact on the European banking system, and about U.S. growth and uncertainty regarding U.S. federal fiscal and monetary policies, the U.S. federal debt ceiling and the continued funding of the U.S. government, have resulted, at times, in significant volatility while negatively impacting the levels of client activity.

Since 2008, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor and public confidence. In addition, numerous legislative and regulatory actions have been taken to deal with what regulators, politicians and others believe to be the root causes of the financial crisis, including laws and regulations relating to financial institution capital, liquidity and leverage requirements and compensation practices, restrictions on the type of activities in which financial institutions are permitted to engage, and generally increased regulatory scrutiny. Additional taxes have been, and may in the future be, imposed on us and certain other financial institutions and on financial transactions in which we engage. Many of the regulations that are required to implement this legislation (including the Dodd-Frank Act) are still being developed or are not yet in effect; therefore, the exact impact that these regulations will have on our businesses, results of operations and cash flows is presently unclear. Certain of these regulations have or will soon come into effect, and liquidity in financial markets may be negatively impacted as market participants and market practices and structures adjust to these new requirements.

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

24	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, transparent, liquid and efficient capital markets, low inflation, high business and investor confidence, stable geopolitical conditions, regulatory certainty and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: concerns about sovereign defaults; uncertainty in U.S. federal fiscal or monetary policy, the U.S. federal debt ceiling and the continued funding of the U.S. government; uncertainty about the timing and nature of regulatory reforms; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; outbreaks of hostilities or other geopolitical instability; corporate, political or other scandals that reduce investor confidence in capital markets; extreme weather events or other natural disasters or pandemics; or a combination of these or other factors.

Our businesses have been and may be adversely affected by declining asset values. This is particularly true for those businesses in which we have net “long” positions, receive fees based on the value of assets managed, or receive or post collateral.

Many of our businesses have net “long” positions in debt securities, loans, derivatives, mortgages, equities (including private equity and real estate) and most other asset classes. These include positions we take when we act as a principal to facilitate our clients’ activities, including our exchange-based market-making activities, or commit large amounts of capital to maintain positions in interest rate and credit products, as well as through our currencies, commodities, equities and mortgage-related activities. Because substantially all of these investing, lending and market-making positions are marked-to-market on a daily basis, declines in asset values directly and immediately impact our earnings, unless we have effectively “hedged” our exposures to such declines. In certain circumstances (particularly in the case of leveraged loans and private equities or other securities that are not freely tradable or lack established and liquid trading markets), it may not be possible or economic to hedge such exposures and to the extent that we do so the hedge may be ineffective or may greatly reduce our ability to profit from increases in the values of the assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading markets for certain assets, which may make it very difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may negatively affect our capital, liquidity or leverage ratios, increase our funding costs and generally require us to maintain additional capital.

In our exchange-based market-making activities, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing securities in a declining market. In markets where asset values are declining and in volatile markets, this results in losses and an increased need for liquidity.

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

Goldman Sachs 2013 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our businesses have been and may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by issuing long-term debt, by accepting deposits at our bank subsidiaries, by issuing hybrid financial instruments, promissory notes and commercial paper or by obtaining bank loans or lines of credit. We seek to finance many of our assets on a secured basis, including by entering into repurchase agreements. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.

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

In addition, we may incur significant unrealized gains or losses due solely to changes in our credit spreads or those of third parties, as these changes may affect the fair value of our derivative instruments and the debt securities that we hold or issue, which may in turn adversely affect our results of operations and capital ratios.

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

Our investment banking business has been and may continue to be adversely affected by market conditions. Poor economic conditions and other adverse geopolitical conditions, as well as uncertainty relating to the U.S. debt ceiling and the continued funding of the U.S. government, can adversely affect and have adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of financial advisory transactions, which could have an adverse effect on our revenues and our profit margins. In particular, because a significant portion of our investment banking revenues is derived from our participation in large transactions, a decline in the number of large transactions would adversely affect our investment banking business.

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

26	Goldman Sachs 2013 Form 10-K

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

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as occurred during 2008 and early 2009, and to some extent since 2011, previously uncorrelated indicators may become correlated, or conversely previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets.

To the extent that we have positions through our market-making or origination activities or we make investments directly through our investing activities, including private equity, that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. In addition, to the extent permitted by applicable law and regulation, we invest our own capital in private equity, credit, real estate and hedge funds that we manage and limitations on our ability to withdraw some or all of our investments in these funds, whether for legal, reputational or other reasons, may make it more difficult for us to control the risk exposures relating to these investments.

Prudent risk management, as well as regulatory restrictions, may cause us to limit our exposure to counterparties, geographic areas or markets, which may limit our business opportunities and increase the cost of our funding or hedging activities.

For a further discussion of our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Risk Factors” in Part II, Item 7 of the 2013 Form 10-K.

Goldman Sachs 2013 Form 10-K	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

The financial instruments that we hold and the contracts to which we are a party are often complex, as we employ structured products to benefit our clients and hedge our own risks, and these complex structured products often do not have readily available markets to access in times of liquidity stress. Our investing and lending activities may lead to situations where the holdings from these activities represent a significant portion of specific markets, which could restrict liquidity for our positions.

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

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under certain provisions in some of our trading and collateralized financing contracts. Under these provisions, counterparties could be permitted to terminate contracts with Goldman

Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. Certain rating agencies have indicated that the Dodd-Frank Act could result in the rating agencies reducing their assumed level of government support and therefore result in ratings downgrades for certain large financial institutions, including Goldman Sachs. As of December 2013, each of Standard & Poor’s Ratings Services and Ratings and Investment Information, Inc. had issued a negative outlook on our long-term credit ratings. As of December 2013, in the event of a one-notch and two-notch downgrade of our credit ratings our counterparties could have called for additional collateral or termination payments related to our net derivative liabilities under bilateral agreements in an aggregate amount of $911 million and $2.99 billion, respectively. A downgrade by any one rating agency, depending on the agency’s relative ratings of the firm at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. For a further discussion of our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk Management — Credit Ratings” in Part II, Item 7 of the 2013 Form 10-K.

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

28	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Conflicts of interest are increasing and a failure to appropriately identify and address conflicts of interest could adversely affect our businesses.

Due to the broad scope of our businesses and our client base, we regularly address potential conflicts of interest, including situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client, as well as situations where one or more of our businesses have access to material non-public information that may not be shared with other businesses within the firm and situations where we may be a creditor of an entity with which we also have an advisory or other relationship.

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

Group Inc. is a holding company and, therefore, depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Many of our subsidiaries, including our broker-dealer and bank subsidiaries, are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Group Inc. In addition, our broker-dealer and bank subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital requirements, as well as restrictions on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. Additional restrictions on related-party transactions, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of Group Inc., including under the Federal Reserve Board’s source of strength policy, and even require Group Inc. to provide additional funding to such subsidiaries. Restrictions or regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on its obligations, including debt obligations, or dividend payments. In addition, Group Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

As a result of the 2008 financial crisis, there has been a trend towards increased regulation and supervision of our subsidiaries by the governments and regulators in the countries in which those subsidiaries are located or do business. Concerns about protecting clients and creditors of financial institutions that are controlled by persons or entities located outside of the country in which such entities are located or do business have caused or may cause a number of governments and regulators to take additional steps to “ring fence” such entities in order to protect clients and creditors of such entities in the event of financial difficulties involving such entities. The result has been and may continue to be additional limitations on our ability to efficiently move capital and liquidity among our affiliated entities, thereby increasing the overall level of capital and liquidity required by the firm on a consolidated basis.

Goldman Sachs 2013 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

The requirements for Group Inc. and GS Bank USA to develop and submit recovery and resolution plans to regulators, and the incorporation of feedback received from regulators, may require us to increase capital or liquidity levels at particular subsidiaries or otherwise incur additional or duplicative operational or other costs at multiple entities, and may reduce our ability to provide Group Inc. guarantees of the obligations of our subsidiaries or raise debt at Group Inc. Resolution planning may also impair our ability to structure our intercompany and external activities in a manner that we may otherwise deem most operationally efficient. Furthermore, we may incur additional taxes. Any such limitations or requirements would be in addition to the legal and regulatory restrictions discussed above on our ability to engage in capital actions or make intercompany dividends or payments.

See “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K for a further discussion of regulatory restrictions.

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

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations we hold, including a deterioration in the value of collateral posted by third parties to secure their obligations to us under derivatives contracts and loan agreements, could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of our rights. Default rates, downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress and illiquidity.

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

30	Goldman Sachs 2013 Form 10-K

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

In the ordinary course of business, we may be subject to a concentration of credit risk to a particular counterparty, borrower, issuer, including sovereign issuers, or geographic area or group of related countries, such as the EU, and a failure or downgrade of, or default by, such entity could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries, counterparties and countries, we routinely execute a high volume of transactions with counterparties engaged in financial services activities, including brokers and dealers, commercial banks, clearing houses, exchanges and investment funds. This has resulted in significant credit concentration with respect to these counterparties. Provisions of the Dodd-Frank Act are expected to lead to increased centralization of trading activity through particular clearing houses, central agents or exchanges, which may increase our concentration of risk with respect to these entities.

The financial services industry is both highly competitive and interrelated.

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

Goldman Sachs 2013 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The financial services industry is highly interrelated in that a very significant volume of transactions occur among members of that industry. Many transactions are syndicated to other financial institutions and financial institutions are often counterparties in transactions. This has led to claims by other market participants and regulators that such institutions have colluded in order to manipulate markets or market prices, including allegations that antitrust laws have been violated. While we have extensive procedures and controls that are designed to identify and prevent such activities, allegations of such activities, particularly by regulators, can have a very negative reputational impact and, if we are found to have engaged in such activities, subject us to large fines and settlements, and potentially very significant penalties, including treble damages.

We face enhanced risks as new business initiatives lead us to transact with a broader array of clients and counterparties and expose us to new asset classes and new markets.

A number of our recent and planned business initiatives and expansions of existing businesses may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and expose us to new asset classes and new markets. For example, we continue to transact business and invest in new regions, including a wide range of emerging and growth markets. Furthermore, in a number of our businesses, including where we make markets, invest and lend, we directly or indirectly own interests in, or otherwise become affiliated with the ownership and operation of public services, such as airports, toll roads and shipping ports, as well as physical commodities, mines, commodity warehouses and other commodities infrastructure components, both within and outside the United States. Deteriorating market conditions may lead to an increase in opportunities to acquire distressed assets and we may determine opportunistically to increase our exposure to these types of assets.

These activities expose us to new and enhanced risks, including risks associated with dealing with governmental entities, reputational concerns arising from dealing with less sophisticated counterparties and investors, greater regulatory scrutiny of these activities, increased credit-related, market, sovereign and operational risks, risks arising from accidents or acts of terrorism, and reputational concerns with the manner in which these assets are being operated or held.

Derivative transactions and delayed settlements may expose us to unexpected risk and potential losses.

We are party to a large number of derivative transactions, including credit derivatives. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling positions difficult. Many credit derivatives require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may not be able to obtain the underlying security, loan or other obligation. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm. Derivative transactions may also involve the risk that documentation has not been properly executed, that executed agreements may not be enforceable against the counterparty, or that obligations under such agreements may not be able to be “netted” against other obligations with such counterparty. In addition, counterparties may claim that such transactions were not appropriate or authorized.

Derivative contracts and other transactions, including secondary bank loan purchases and sales, entered into with third parties are not always confirmed by the counterparties or settled on a timely basis. While the transaction remains unconfirmed or during any delay in settlement, we are subject to heightened credit and operational risk and in the event of a default may find it more difficult to enforce our rights. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. The provisions of the Dodd-Frank Act requiring central clearing of credit derivatives and other OTC derivatives, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and to hedge our own risks, and could adversely affect our profitability and increase our credit exposure to such platform.

32	Goldman Sachs 2013 Form 10-K

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

Changes in law or regulation in jurisdictions in which our operations are located that affect taxes on our employees’ income, or the amount or composition of compensation, may also adversely affect our ability to hire and retain qualified employees in those jurisdictions.

As described further in “Business — Regulation — Banking Regulation” and “Regulation — Compensation Practices” in Part I, Item 1 of the 2013 Form 10-K, our compensation practices are subject to review by, and the standards of, the Federal Reserve Board. As a large financial and banking institution, we are subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve Board, the PRA, the FCA, the FDIC or other regulators worldwide. These limitations, including any imposed by or as a result of future legislation or regulation, may require us to alter our compensation practices in ways that could adversely affect our ability to attract and retain talented employees.

Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.

As a participant in the financial services industry and a systemically important financial institution, we are subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses. Among other things, as a result of regulators or private parties challenging our compliance with existing laws and regulations, we could be fined, prohibited from engaging in some of our business activities, subject to limitations or conditions on our business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees. In many cases, our activities may be subject to overlapping and divergent regulation in different jurisdictions.

There is also the risk that new laws or regulations or changes in enforcement of existing laws or regulations applicable to our businesses or those of our clients, including capital, liquidity, leverage and margin requirements, restrictions on leveraged lending or other business practices, reporting requirements, tax burdens and compensation restrictions, could be imposed on a limited subset of financial institutions (either based on size, activities, geography or other criteria), which may adversely affect our ability to compete effectively with other institutions that are not affected in the same way. In addition, regulation imposed on financial institutions or market participants generally, such as taxes on financial transactions, could adversely impact levels of market activity more broadly, and thus impact our businesses.

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

Goldman Sachs 2013 Form 10-K	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

U.S. and non-U.S. regulatory developments, in particular the Dodd-Frank Act and Basel III, have significantly altered the regulatory framework within which we operate and may adversely affect our competitive position and profitability. As discussed further under “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K, in December 2013, final rules were adopted to implement the provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” which will prohibit proprietary trading and will limit our sponsorship of, and investment in, covered funds. Based on what we know as of the date of this filing, we do not expect the impact of the prohibition on proprietary trading to be material to our financial condition, results of operations or cash flows. However, given that the rule is highly complex, and its full impact will not be known until market practices are fully developed, the implementation of the rule and the related market changes could negatively impact our businesses and expose us to increased liability for inadvertent breaches and reporting failures. Among the other aspects of the Dodd-Frank Act most likely to affect our businesses are: increased capital, liquidity and reporting requirements; increased regulation of and restrictions on OTC derivatives markets and transactions; limitations on incentive compensation; the prohibition on engaging in certain swaps-based activities through an insured depository institution; limitations on affiliate transactions; requirements to reorganize or limit activities in connection with recovery and resolution plans; increased deposit insurance assessments; and increased standards of care for broker-dealers in dealing with clients. The implementation of higher capital requirements, the liquidity coverage ratio and the net stable funding ratio under Basel III may also adversely affect our profitability and competitive position, particularly if the requirements do not apply, or do not apply equally, to our competitors or are not implemented uniformly across jurisdictions.

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

Increasingly, regulators and courts have sought to hold financial institutions liable for the misconduct of their clients where such regulators and courts have determined that the financial institution should have detected that the client was engaged in wrongdoing, even though the financial institution had no direct knowledge of the activities engaged in by its client. Regulators and courts have also increasingly found liability as a “control person” for activities of entities in which financial institutions or funds controlled by financial institutions have an investment, but which they do not actively manage. In addition, regulators and courts continue to seek to establish “fiduciary” obligations to counterparties to which no such duty had been assumed to exist. To the extent that such efforts are successful, the cost of, and liabilities associated with, engaging in brokerage, clearing, market-making, prime brokerage, investing and other similar activities could increase significantly.

For a discussion of the extensive regulation to which our businesses are subject, see “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K.

34	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to compensation, our business practices, our past actions and other matters has increased dramatically in the past several years. The financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or other government officials. Press coverage and other public statements that assert some form of wrongdoing often result in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our businesses and results of operations. Certain regulators, including the SEC, have announced policies that make it more likely that they will seek an admission of wrongdoing as part of any settlement of a matter brought by them against a regulated entity or individual, which could lead to increased exposure to civil litigation and could adversely affect our reputation and ability to do business in certain jurisdictions with so-called “bad actor” disqualification laws and could have other negative effects.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.

Our businesses are highly dependent on our ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex and occur at very high volumes and frequencies, across numerous and diverse markets in many currencies. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards.

As our client base, and our geographical reach expands, and the volume, speed, frequency and complexity of transactions, especially electronic transactions (as well as the requirements to report such transactions on a real-time basis to clients, regulators and exchanges) increases, developing and maintaining our operational systems and infrastructure becomes more challenging, and the risk of systems or human error in connection with such transactions increases. Our financial, accounting, data processing or other operational systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, adversely affecting our ability to process these transactions or provide these services. We must continuously update these systems to support our operations and growth and to respond to changes in regulations and markets, and invest heavily in systemic controls and training to ensure that such transactions do not violate applicable rules and regulations or, due to errors in processing such transactions, adversely affect markets, our clients and counterparties or the firm.

Systems enhancements and updates, as well as the requisite training, entail significant costs and create risks associated with implementing new systems and integrating them with existing ones.

Goldman Sachs 2013 Form 10-K	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, we also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities and derivatives transactions, and as our interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

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

Despite the resiliency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, satellite, undersea cable or other communications, internet, transportation or other services facilities used by us or third parties with which we conduct business. These disruptions may occur as a result of events that affect only our buildings or systems or those of such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings or systems are located, including, but not limited, to natural disasters, war, civil unrest, economic or political developments, pandemics and weather events.

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

36	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. We are regularly the target of attempted cyber attacks, including denial-of-service attacks, and must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could impact their ability to transact with us or otherwise result in significant losses or reputational damage. The increased use of mobile and cloud technologies can heighten these and other operational risks. We expect to expend significant additional resources on an ongoing basis to modify our protective measures and to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. See Note 27 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for a discussion of certain legal proceedings in which we are involved and Note 18 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for information regarding certain mortgage-related contingencies. Our experience has been that legal claims by customers and clients increase in a market downturn and that employment-related claims increase following periods in which we have reduced our staff. Additionally, governmental entities are plaintiffs in certain of the legal proceedings in which we are involved, and we may face future actions or claims by the same or other governmental entities. Recently, significant settlements by several large financial institutions with governmental entities have been publicly announced. The trend of large settlements with governmental entities may adversely affect the outcomes for other financial institutions in similar actions, especially where governmental officials have announced that the large settlements will be used as the basis or a template for other settlements.

Goldman Sachs 2013 Form 10-K	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation, potential catastrophic events and environmental, reputational and other risks that may expose us to significant liabilities and costs.

We engage in, or invest in entities that engage in, the production, storage, transportation, marketing and trading of numerous commodities, including crude oil, oil products, natural gas, electric power, agricultural products, metals (base and precious), minerals (including uranium), emission credits, coal, freight, liquefied natural gas and related products and indices. These activities subject us to extensive and evolving federal, state and local energy, environmental, antitrust and other governmental laws and regulations worldwide, including environmental laws and regulations relating to, among others, air quality, water quality, waste management, transportation of hazardous substances, natural resources, site remediation and health and safety. Additionally, rising climate change concerns may lead to additional regulation that could increase the operating costs and profitability of our investments.

We may incur substantial costs in complying with current or future laws and regulations relating to our commodities-related activities and investments, particularly transportation and storage of physical commodities and wholesale sales and trading of electricity and natural gas. Compliance with these laws and regulations could require us to commit significant capital toward environmental monitoring, renovation of storage facilities or transport vessels, payment of emission fees and carbon or other taxes, and application for, and holding of, permits and licenses.

Our commodities-related activities are also subject to the risk of unforeseen or catastrophic events, many of which are outside of our control, including breakdown or failure of transport vessels, storage facilities or other equipment or processes or other mechanical malfunctions, fires, leaks, spills or release of hazardous substances, performance below expected levels of output or efficiency, terrorist attacks, extreme weather events or other natural disasters or other hostile or catastrophic events. In addition, we rely on third-party suppliers or service providers to perform their contractual obligations and any failure on their part, including the failure to obtain raw materials at reasonable prices or to safely transport or store commodities, could adversely affect our activities. Also, we may not be able to obtain insurance to cover some of these risks and the insurance that we have may be inadequate to cover our losses.

The occurrence of any of such events may prevent us from performing under our agreements with clients, may impair our operations or financial results and may result in litigation, regulatory action, negative publicity or other reputational harm.

We may also be required to divest or discontinue certain of these activities for regulatory or legal reasons. If that occurs, the firm may receive a value that is less than the then carrying value, as the firm may be unable to exit these activities in an orderly transaction.

38	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Our businesses and operations are increasingly expanding into new regions throughout the world, including emerging and growth markets, and we expect this trend to continue. Various emerging and growth market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies, as well as military activity, civil unrest or acts of terrorism. The possible effects of any of these conditions include an adverse impact on our businesses and increased volatility in financial markets generally.

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

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

Goldman Sachs 2013 Form 10-K	39

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

We have additional offices in the United States and elsewhere in the Americas, which together comprise approximately 2.1 million rentable square feet of leased space.

In Europe, the Middle East and Africa, we have offices that total approximately 1.9 million rentable square feet of leased and owned space. Our European headquarters is located in London at Peterborough Court, pursuant to a lease expiring in 2026. In total, we have offices with approximately 1.4 million rentable square feet in London, relating to various properties.

In Asia (including India), Australia and New Zealand, we have offices with approximately 2.0 million rentable square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Tokyo, we currently have offices with approximately 390,000 rentable square feet, the majority of which have leases that will expire in 2018. In Hong Kong, we currently have offices with approximately 340,000 rentable square feet, the majority of which have leases that will expire in 2017.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance-Sheet Arrangements and Contractual Obligations — Contractual Obligations” in Part II, Item 7 of the 2013 Form 10-K for a discussion of exit costs we may incur in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth.

Item 3.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part II, Item 7 of the 2013 Form 10-K. See Note 27 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for information on certain judicial, regulatory and legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

40	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Executive Officers of The Goldman Sachs Group, Inc.

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Lloyd C. Blankfein, 59

Mr. Blankfein has been our Chairman and Chief Executive Officer since June 2006, and a director since April 2003.

Alan M. Cohen, 63

Mr. Cohen has been an Executive Vice President of Goldman Sachs and our Global Head of Compliance since February 2004.

Gary D. Cohn, 53

Mr. Cohn has been our President and Chief Operating Officer (or Co-Chief Operating Officer) and a director since June 2006.

Edith W. Cooper, 52

Ms. Cooper has been an Executive Vice President of Goldman Sachs since April 2011 and our Global Head of Human Capital Management since March 2008. From 2002 to 2008, she served in various positions at the firm, including sales management within the Securities Division.

Gregory K. Palm, 65

Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and our General Counsel and head or co-head of the Legal Department since May 1992.

John F.W. Rogers, 57

Mr. Rogers has been an Executive Vice President of Goldman Sachs since April 2011 and Chief of Staff and Secretary to the Board of Directors of Goldman Sachs since December 2001.

Harvey M. Schwartz, 49

Mr. Schwartz has been an Executive Vice President of Goldman Sachs and our Chief Financial Officer since January 2013. From February 2008 to January 2013, Mr. Schwartz was global co-head of the Securities Division.

Mark Schwartz, 59

Mr. Schwartz has been a Vice Chairman of Goldman Sachs and Chairman of Goldman Sachs Asia Pacific since rejoining the firm in June 2012. From 2006 to June 2012, he was Chairman of MissionPoint Capital Partners, an investment firm he co-founded.

Michael S. Sherwood, 48

Mr. Sherwood has been a Vice Chairman of Goldman Sachs since February 2008 and co-chief executive officer of Goldman Sachs International since 2005. He assumed responsibility for coordinating the firm’s business and activities around Growth Markets in November 2013.

John S. Weinberg, 57

Mr. Weinberg has been a Vice Chairman of Goldman Sachs since June 2006. He has been co-head of Goldman Sachs’ Investment Banking Division since December 2002.

Goldman Sachs 2013 Form 10-K	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during 2011, 2012 and 2013 is set forth under the heading “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of the 2013 Form 10-K. As of February 14, 2014, there were 11,661 holders of record of our common stock.

During 2012 and 2013, a dividend of $0.35 per common share was declared on January 17, 2012, dividends of $0.46 per common share were declared on April 16, 2012 and July 16, 2012, dividends of $0.50 per common share were declared on October 15, 2012, January 15, 2013, April 15, 2013 and July 15, 2013 and a dividend of $0.55 per common share was declared on October 16, 2013. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by the Board of Directors of Group Inc. (Board).

The declaration of dividends by Group Inc. is subject to the discretion of our Board. Our Board will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to us, the effect on our debt ratings and such other factors as our Board may deem relevant. See “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K for a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to shareholders of Group Inc.

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of our year ended December 2013.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[1]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs	[1]
Month #1 (October 1, 2013 to October 31, 2013)	2,216,231		$160.43	2,216,231		63,459,586

Month #2 (November 1, 2013 to November 30, 2013)	4,308,122		165.06	4,308,122		59,151,464

Month #3 (December 1, 2013 to December 31, 2013)	2,055,968	[2]	169.63	1,965,511		57,185,953
Total	8,580,321			8,489,864

1.

On March 21, 2000, we announced that our Board had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 430 million shares by resolutions of our Board adopted from June 2001 through April 2013. We use our share repurchase program to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date. Any repurchase of our common stock requires approval by the Federal Reserve Board.

2.	Includes 90,457 shares remitted by employees to satisfy minimum statutory withholding taxes on equity-based awards that were delivered to employees during the period.

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of the 2013 Form 10-K.

Item 6.    Selected Financial Data

The Selected Financial Data table is set forth under Part II, Item 8 of the 2013 Form 10-K.

42	Goldman Sachs 2013 Form 10-K

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goldman Sachs 2013 Form 10-K	43

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

References to “the 2013 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2013. All references to 2013, 2012 and 2011 refer to our years ended, or the dates, as the context requires, December 31, 2013, December 31, 2012 and December 31, 2011, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

In this discussion and analysis of our financial condition and results of operations, we have included information that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. This information includes statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital and leverage rules applicable to banks and bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings or mortgage-related contingencies as set forth under “Legal Proceedings” and “Certain Mortgage-Related Contingencies” in Notes 27 and 18, respectively, to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, and statements about our investment banking transaction backlog. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in these forward-looking statements include, among others, those discussed below under “Certain Risk Factors That May Affect Our Businesses” as well as “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K and “Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995” in Part I, Item 1 of the 2013 Form 10-K.

44	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Executive Overview

The firm generated net earnings of $8.04 billion for 2013, compared with $7.48 billion for 2012 and $4.44 billion for 2011. Our diluted earnings per common share were $15.46 for 2013, compared with $14.13 for 2012 and $4.51 for 2011. Return on average common shareholders’ equity (ROE) 1 was 11.0% for 2013, compared with 10.7% for 2012 and 3.7% for 2011.

Book value per common share increased approximately 5% to $152.48 and tangible book value per common share 2 increased approximately 7% to $143.11 compared with the end of 2012. 3 During the year, the firm repurchased 39.3 million shares of its common stock for a total cost of $6.17 billion, while maintaining strong capital levels. Our Tier 1 capital ratio was 16.7% and our Tier 1 common ratio 4 was 14.6% as of December 2013 (in each case under Basel I and also reflecting the revised market risk regulatory capital requirements which became effective on January 1, 2013).

The firm generated net revenues of $34.21 billion for 2013. These results reflected significantly higher net revenues in Investment Banking, as well as higher net revenues in Investing & Lending and Investment Management compared with 2012. These increases were offset by lower net revenues in Institutional Client Services compared with 2012.

An overview of net revenues for each of our business segments is provided below.

Investment Banking

Net revenues in Investment Banking increased significantly compared with 2012, reflecting significantly higher net revenues in Underwriting, due to strong net revenues in both equity and debt underwriting. Net revenues in equity underwriting were significantly higher compared with 2012, reflecting an increase in client activity, particularly in initial public offerings. Net revenues in debt underwriting were significantly higher compared with 2012, principally due to leveraged finance activity. Net revenues in Financial Advisory were essentially unchanged compared with 2012.

Institutional Client Services

Net revenues in Institutional Client Services decreased compared with 2012, reflecting lower net revenues in both Fixed Income, Currency and Commodities Client Execution and Equities.

The decrease in Fixed Income, Currency and Commodities Client Execution compared with 2012 reflected significantly lower net revenues in interest rate products compared with a solid 2012, and significantly lower net revenues in mortgages compared with a strong 2012. In addition, net revenues in currencies were slightly lower, while net revenues in credit products and commodities were essentially unchanged compared with 2012. Fixed Income, Currency and Commodities Client Execution operated in a generally challenging environment during much of 2013, as macroeconomic concerns and uncertainty led to challenging market-making conditions and generally lower levels of activity.

1.	See “Results of Operations — Financial Overview” below for further information about our calculation of ROE.

2.

Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Equity Capital — Other Capital Metrics” below for further information about our calculation of tangible book value per common share.

3.

In October 2013, Berkshire Hathaway Inc. and certain of its subsidiaries (collectively, Berkshire Hathaway) exercised in full the warrant to purchase shares of the firm’s common stock, which required net share settlement and resulted in a reduction of approximately 3% to both book value per common share and tangible book value per common share. See “Equity Capital — Equity Capital Management” below for further information about the Berkshire Hathaway warrant.

4.

Tier 1 common ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Equity Capital — Consolidated Regulatory Capital Ratios” below for further information about our Tier 1 common ratio.

Goldman Sachs 2013 Form 10-K	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The decrease in Equities compared with 2012 was due to the sale of our Americas reinsurance business 1 in 2013 and the sale of our hedge fund administration business in 2012. Net revenues in equities client execution (excluding net revenues from our Americas reinsurance business) were higher compared with 2012, including significantly higher net revenues in cash products, partially offset by significantly lower net revenues in derivatives. Commissions and fees were slightly higher compared with 2012. Securities services net revenues were significantly lower compared with 2012, primarily due to the sale of our hedge fund administration business in 2012 (2012 included a gain on sale of $494 million). During 2013, Equities operated in an environment characterized by a significant increase in global equity prices, particularly in Japan and the U.S., and generally lower volatility levels.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $296 million ($220 million and $76 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2013, compared with a net loss of $714 million ($433 million and $281 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2012.

Investing & Lending

Net revenues in Investing & Lending increased compared with 2012, reflecting a significant increase in net gains from investments in equity securities, driven by company-specific events and stronger corporate performance, as well as significantly higher global equity prices. In addition, net gains and net interest income from debt securities and loans were slightly higher, while other net revenues, related to our consolidated investments, were lower compared with 2012.

Investment Management

Net revenues in Investment Management increased compared with 2012, reflecting higher management and other fees, primarily due to higher average assets under supervision. During the year, total assets under supervision increased $77 billion to $1.04 trillion. Long-term assets under supervision increased $81 billion, including net inflows of $41 billion 2, reflecting inflows in fixed income and equity assets, partially offset by outflows in alternative investment assets. Net market appreciation of $40 billion during the year was primarily in equity assets. Liquidity products decreased $4 billion.

Our businesses, by their nature, do not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and other factors. For a further discussion of the factors that may affect our future operating results, see “Certain Risk Factors That May Affect Our Businesses” below, as well as “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K.

1.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $317 million for 2013 and $1.08 billion for 2012. See Note 12 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about this sale.

2.

Fixed income flows for 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013, that were previously excluded from assets under supervision as they were assets of a consolidated subsidiary.

46	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Real gross domestic product (GDP), although generally rising, appeared to remain subdued in most major economies. Market sentiment improved in advanced economies, supported by better private sector growth prospects in the United States and signs of a turnaround in the Euro area, while monetary policy generally remained accommodative. Improvements in the U.S. economy reflected favorable developments in unemployment and housing, even though a reduction in fiscal spending weighed on growth. These improvements resulted in tighter credit spreads, significantly higher global equity prices and generally lower levels of volatility. However, signals during the year from the U.S. Federal Reserve that it would begin tapering its asset purchase program contributed to a rise in U.S. interest rates and a more challenging environment, particularly for emerging markets. In addition, continued political uncertainty, particularly the political debate in the United States surrounding the government shutdown and a potential breach of the debt ceiling, generally resulted in heightened risk aversion. These concerns also weighed on investment banking activity as industry-wide mergers and acquisitions activity declined compared with 2012. Industry-wide equity underwriting activity improved and industry-wide debt underwriting activity remained solid. For a further discussion of how market conditions may affect our businesses, see “Certain Risk Factors That May Affect Our Businesses” below as well as “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K.

Global

During 2013, real GDP growth appeared to decline in many advanced economies and emerging markets. In advanced economies, the slowdown primarily reflected a decline in fixed investment growth in the United States and continued weakness in the Euro area. In emerging markets, growth in domestic demand decreased and current account balances worsened. Unemployment levels declined in some economies compared with 2012, including the United States, but increased in others, particularly in the Euro area.

The rate of unemployment continued to remain elevated in many advanced economies. During 2013, the U.S. Federal Reserve, the Bank of England and the Bank of Japan each left policy interest rates unchanged, while the European Central Bank reduced its policy interest rate. In December 2013, the U.S. Federal Reserve announced that it would begin to scale back its asset purchase program by $10 billion to $75 billion per month. The U.S. dollar weakened against both the Euro and the British pound, while it strengthened significantly against the Japanese yen.

United States

In the United States, real GDP increased by 1.9% in 2013, compared with an increase of 2.8% in 2012. Growth decelerated on the back of a significant contraction in federal government spending as a result of sequestration, as well as a slowdown in fixed investment. House prices, house sales and housing starts increased, although the rise in U.S. bond yields drove mortgage interest rates higher. Industrial production expanded in 2013, but at a slower pace than in the previous year. Although political uncertainty around the federal government shutdown led to some temporary deterioration, business and consumer confidence generally improved during the year, primarily reflecting continued improvement in the private sector. Measures of inflation were lower compared with 2012. The unemployment rate declined during 2013, but remained elevated. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% during the year and announced in December 2013 a reduction in its monthly program to purchase U.S. Treasury securities and mortgage-backed securities. In addition, the U.S. Federal Reserve affirmed its commitment to keep short-term interest rates exceptionally low for some time, even after the unemployment rate falls to 6.5% or inflation rises materially. The yield on the 10-year U.S. Treasury note rose by 126 basis points during 2013 to 3.04%. In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 38%, 30% and 26%, respectively, during 2013.

Goldman Sachs 2013 Form 10-K	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Europe

In the Euro area, real GDP declined by 0.4% in 2013, compared with a decrease of 0.6% in 2012. The contraction was principally due to continued weakness in domestic demand, primarily reflecting further declines in fixed investment and consumer spending. Business and consumer confidence remained at low levels and measures of core inflation decelerated further during the year. The unemployment rate remained elevated, particularly in Italy and Spain. Political uncertainty in Italy and the debt crisis in Cyprus temporarily increased market volatility earlier in the year, while private sector lending conditions remained very tight in periphery countries. To address these issues, the European Central Bank decreased its main refinancing operations rate by 50 basis points to 0.25%, and adopted forward guidance for the future path of interest rates as a new part of its monetary policy tools. The Euro appreciated by 5% against the U.S. dollar. In the United Kingdom, real GDP increased by 1.8% in 2013, compared with an increase of 0.3% in 2012. The Bank of England maintained its official bank rate at 0.50% and also introduced forward guidance for the future path of interest rates, contingent on the evolution of employment and inflation. The British pound appreciated by 2% against the U.S. dollar. Long-term government bond yields generally increased during the year, except in the periphery countries where yields fell. In equity markets, the DAX Index, the CAC 40 Index, the Euro Stoxx 50 Index and the FTSE 100 Index increased by 25%, 18%, 18% and 14%, respectively, during 2013.

Asia

In Japan, real GDP increased by 1.6% in 2013, compared with an increase of 1.4% in 2012. Growth was supported by significant increases in private housing investment and in public fixed investment. However, the trade balance continued to deteriorate during 2013. Measures of inflation turned positive during the year, but remain far from the Bank of Japan’s newly adopted 2% inflation target. In addition, the Bank of Japan, under new leadership, introduced a new program of quantitative and qualitative monetary easing, which included a significant increase in the size and mandate of its asset purchases, as well as a commitment to a more targeted communication strategy.

The Bank of Japan also changed its main operating target for money market operations from the uncollateralized overnight call rate to the monetary base, which is set to increase annually by approximately 60-70 trillion yen. The yield on 10-year Japanese government bonds fell by 5 basis points during the year to 0.74%. The Japanese yen depreciated by 21% against the U.S. dollar and, in equity markets, the Nikkei 225 Index increased by 57%. In China, real GDP increased by 7.7% in 2013, broadly in line with the increase in the previous year, although impacted by less supportive monetary policies and tightening financial conditions. Measures of inflation remained moderate and The People’s Bank of China kept the reserve requirement ratio unchanged. The Chinese yuan appreciated by 3% against the U.S. dollar and, in equity markets, the Shanghai Composite Index fell by 7%. In India, real GDP increased by an estimated 4.7% in 2013, compared with an increase of 5.1% in 2012. Growth decelerated, primarily reflecting a further softening in domestic demand growth and only slight improvements in the current account balance. The rate of wholesale inflation declined compared with 2012. The Indian rupee depreciated by 12% against the U.S. dollar, while, in equity markets, the BSE Sensex Index increased by 9%. Equity markets in Hong Kong and South Korea were slightly higher, as the Hang Seng Index increased by 3% and the KOSPI Composite Index increased by 1% during 2013.

Other Markets

In Brazil, real GDP increased by an estimated 2.2% in 2013, compared with an increase of 1.0% in 2012. Growth accelerated on the back of increasing domestic demand and fixed investment. The Brazilian real depreciated by 15% against the U.S. dollar and, in equity markets, the Bovespa Index decreased by 15% during 2013. In Russia, real GDP increased by 1.3% in 2013, compared with an increase of 3.4% in 2012. This slowdown primarily reflected a decline in domestic demand growth and a contraction in investment growth, particularly during the middle of the year. The Russian ruble depreciated by 8% against the U.S. dollar, while, in equity markets, the MICEX Index increased by 2% during 2013.

48	Goldman Sachs 2013 Form 10-K

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

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of December 2013 and December 2012, level 3 assets represented 4.4% and 5.0%, respectively, of our total assets. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Controls Over Valuation of Financial Instruments. Market makers and investment professionals in our revenue-producing units are responsible for pricing our financial instruments. Our control infrastructure is independent of the revenue-producing units and is fundamental to ensuring that all of our financial instruments are appropriately valued at market-clearing levels. In the event that there is a difference of opinion in situations where estimating the fair value of financial instruments requires judgment (e.g., calibration to market comparables or trade comparison, as described below), the final valuation decision is made by senior managers in control and support functions that are independent of the revenue-producing units. This independent price verification is critical to ensuring that our financial instruments are properly valued.

Goldman Sachs 2013 Form 10-K	49

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

•	Collateral Analyses. Margin calls on derivatives are analyzed to determine implied values which are used to corroborate our valuations.

•	Execution of Trades. Where appropriate, trading desks are instructed to execute trades in order to provide evidence of market-clearing levels.

•	Backtesting. Valuations are corroborated by comparison to values realized upon sales.

See Notes 5 through 8 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about fair value measurements.

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

50	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Level 3 Financial Assets at Fair Value. The table below presents financial assets measured at fair value and the amount of such assets that are classified within level 3 of the fair value hierarchy.

Total level 3 financial assets were $40.01 billion and $47.10 billion as of December 2013 and December 2012, respectively.

See Notes 5 through 8 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about changes in level 3 financial assets and fair value measurements.

	As of December 2013		As of December 2012
in millions	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 8,608	$ —	$ 6,057	$ —

U.S. government and federal agency obligations	71,072	—	93,241	—

Non-U.S. government and agency obligations	40,944	40	62,250	26

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,596	2,692	9,805	3,389

Loans and securities backed by residential real estate	9,025	1,961	8,216	1,619

Bank loans and bridge loans	17,400	9,324	22,407	11,235

Corporate debt securities	17,412	2,873	20,981	2,821

State and municipal obligations	1,476	257	2,477	619

Other debt obligations	3,129	807	2,251	1,185

Equities and convertible debentures	101,024	14,685	96,454	14,855

Commodities	4,556	—	11,696	—
Total cash instruments	281,242	32,639	335,835	35,749

Derivatives	57,879	7,076	71,176	9,920
Financial instruments owned, at fair value	339,121	39,715	407,011	45,669

Securities segregated for regulatory and other purposes	31,937	—	30,484	—

Securities purchased under agreements to resell	161,297	63	141,331	278

Securities borrowed	60,384	—	38,395	—

Receivables from customers and counterparties	7,416	235	7,866	641

Other assets [1]	18	—	13,426	507
Total	$600,173	$40,013	$638,513	$47,095

1.

December 2012 consists of assets classified as held for sale related to our Americas reinsurance business, in which a majority stake was sold in April 2013, primarily consisting of securities accounted for as available-for-sale and insurance separate account assets. See Notes 3 and 12 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about the sale of our Americas reinsurance business.

Goldman Sachs 2013 Form 10-K	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Goodwill. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed annually in the fourth quarter for impairment, or more frequently if events occur or circumstances change that indicate an impairment may exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test would be performed by comparing the estimated fair value of each reporting unit with its estimated net book value.

During the fourth quarter of 2013, we assessed goodwill for impairment. The qualitative assessment required management to make judgments and to evaluate several factors, which included, but were not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. Based on our evaluation of these factors, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired and that a quantitative goodwill impairment test was not required.

If we experience a prolonged period of weakness in the business environment or financial markets, our goodwill could be impaired in the future. In addition, significant changes to critical inputs of the goodwill impairment test (e.g., cost of equity) could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

See Note 13 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about our goodwill.

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated lives or based on economic usage for certain commodities-related intangibles. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. See Note 13 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for the carrying value and estimated remaining lives of our identifiable intangible assets by major asset class.

A prolonged period of market weakness or significant changes in regulation could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including weaker business performance resulting in a decrease in our customer base and decreases in revenues from commodities-related customer contracts and relationships. Management judgment is required to evaluate whether indications of potential impairment have occurred, and to test intangibles for impairment if required.

An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the total of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

See Note 12 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for impairments of our identifiable intangible assets.

Recent Accounting Developments

See Note 3 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for information about Recent Accounting Developments.

52	Goldman Sachs 2013 Form 10-K

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

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. In addition, we estimate the upper end of the range of reasonably possible aggregate loss in excess of the related reserves for litigation proceedings where the firm believes the risk of loss is more than slight. See Notes 18 and 27 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for information on certain judicial, regulatory and legal proceedings.

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

In accounting for income taxes, we estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under FASB Accounting Standards Codification 740. See Note 24 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about accounting for income taxes.

Goldman Sachs 2013 Form 10-K	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Certain Risk Factors That May Affect Our Businesses” below and “Risk

Factors” in Part I, Item 1A of the 2013 Form 10-K for a further discussion of the impact of economic and market conditions on our results of operations.

Financial Overview

The table below presents an overview of our financial results.

	Year Ended December
$ in millions, except per share amounts	2013	2012	2011
Net revenues	$34,206	$34,163	$28,811

Pre-tax earnings	11,737	11,207	6,169

Net earnings	8,040	7,475	4,442

Net earnings applicable to common shareholders	7,726	7,292	2,510

Diluted earnings per common share	15.46	14.13	4.51	[2]

Return on average common shareholders’ equity [1]	11.0%	10.7%	3.7	% [2]

1.	ROE is computed by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the Year Ended December
in millions	2013	2012	2011
Total shareholders’ equity	$77,353	$72,530	$72,708

Preferred stock	(6,892)	(4,392)	(3,990)
Common shareholders’ equity	$70,461	$68,138	$68,718

2.

Excluding the impact of the preferred dividend of $1.64 billion in the first quarter of 2011 (calculated as the difference between the carrying value and the redemption value of the preferred stock), related to the redemption of our 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock) held by Berkshire Hathaway, diluted earnings per common share were $7.46 and ROE was 5.9% for 2011. We believe that presenting our results for 2011 excluding this dividend is meaningful, as it increases the comparability of period-to-period results. Diluted earnings per common share and ROE excluding this dividend are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of this dividend.

in millions, except per share amount	Year Ended December 2011
Net earnings applicable to common shareholders	$ 2,510

Impact of the Series G Preferred Stock dividend	1,643
Net earnings applicable to common shareholders, excluding the impact of the Series G Preferred Stock dividend	4,153

Divided by: average diluted common shares outstanding	556.9
Diluted earnings per common share, excluding the impact of the Series G Preferred Stock dividend	$ 7.46

in millions	Average for the Year Ended December 2011
Total shareholders’ equity	$72,708

Preferred stock	(3,990)
Common shareholders’ equity	68,718

Impact of the Series G Preferred Stock dividend	1,264
Common shareholders’ equity, excluding the impact of the Series G Preferred Stock dividend	$69,982

54	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues

2013 versus 2012. Net revenues on the consolidated statements of earnings were $34.21 billion for 2013, essentially unchanged compared with 2012. 2013 included significantly higher investment banking revenues, as well as higher other principal transactions revenues and investment management revenues. In addition, commissions and fees were slightly higher compared with 2012. These increases were offset by lower market-making revenues and lower net interest income compared with 2012.

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

Non-interest Revenues

Investment banking

During 2013, investment banking revenues reflected an operating environment generally characterized by improved industry-wide equity underwriting activity, particularly in initial public offerings, as global equity prices significantly increased during the year. In addition, industry-wide debt underwriting activity remained solid, and included significantly higher leveraged finance activity, as interest rates remained low. However, ongoing macroeconomic concerns continued to weigh on investment banking activity as industry-wide mergers and acquisitions activity declined compared with 2012. If macroeconomic concerns continue and result in lower levels of client activity, investment banking revenues would likely be negatively impacted.

2013 versus 2012. Investment banking revenues on the consolidated statements of earnings were $6.00 billion for 2013, 22% higher than 2012, reflecting significantly higher revenues in underwriting, due to strong revenues in both equity and debt underwriting. Revenues in equity underwriting were significantly higher compared with 2012, reflecting an increase in client activity, particularly in initial public offerings. Revenues in debt underwriting were significantly higher compared with 2012, principally due to leveraged finance activity. Revenues in financial advisory were essentially unchanged compared with 2012.

2012 versus 2011. Investment banking revenues on the consolidated statements of earnings were $4.94 billion for 2012, 13% higher than 2011, reflecting significantly higher revenues in underwriting, due to strong revenues in debt underwriting. Revenues in debt underwriting were significantly higher compared with 2011, primarily reflecting higher revenues from investment-grade and leveraged finance activity. Revenues in equity underwriting were lower compared with 2011, primarily reflecting a decline in industry-wide initial public offerings. Revenues in financial advisory were essentially unchanged compared with 2011.

Investment management

During 2013, investment management revenues reflected an operating environment generally characterized by improved asset prices, particularly in equities, resulting in appreciation in the value of client assets. In addition, the mix of average assets under supervision shifted slightly compared with 2012 from liquidity products to long-term assets under supervision, primarily due to growth in equity and fixed income assets. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, investment management revenues would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

2013 versus 2012. Investment management revenues on the consolidated statements of earnings were $5.19 billion for 2013, 5% higher than 2012, reflecting higher management and other fees, primarily due to higher average assets under supervision.

2012 versus 2011. Investment management revenues on the consolidated statements of earnings were $4.97 billion for 2012, 6% higher than 2011, due to significantly higher incentive fees, partially offset by slightly lower management and other fees.

Commissions and fees

During 2013, commissions and fees reflected an environment characterized by higher average daily volumes in listed cash equities in Asia and Europe and lower average daily volumes in listed cash equities in the United States, and generally lower volatility levels compared with 2012. If market volumes were to decline, commissions and fees would likely be negatively impacted.

2013 versus 2012. Commissions and fees on the consolidated statements of earnings were $3.26 billion for 2013, slightly higher than 2012, primarily reflecting higher commissions and fees in Asia and Europe. During 2013, our average daily volumes were higher in Asia and Europe and lower in the United States compared with 2012, consistent with listed cash equity market volumes.

Goldman Sachs 2013 Form 10-K	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2012 versus 2011. Commissions and fees on the consolidated statements of earnings were $3.16 billion for 2012, 16% lower than 2011, reflecting lower commissions and fees in the United States, Europe and Asia. Our average daily volumes during 2012 were lower in each of these regions compared with 2011, consistent with listed cash equity market volumes.

Market making

“Market making” is comprised of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. Market-making activities are included in our Institutional Client Services segment.

During 2013, market-making revenues reflected a challenging operating environment that required continual reassessment of the outlook for the global economy, as uncertainty about when the U.S. Federal Reserve would begin tapering its asset purchase program, as well as constant global political risk and uncertainty, were interspersed with improvements in the U.S. economy over the course of the year. As a result, our clients’ risk appetite and activity levels fluctuated during 2013. Compared with 2012, activity levels were generally lower, global equity prices significantly increased and credit spreads tightened. If macroeconomic concerns continue over the long term, market-making revenues would likely continue to be negatively impacted.

2013 versus 2012. Market-making revenues on the consolidated statements of earnings were $9.37 billion for 2013, 17% lower than 2012. The decrease compared with 2012 was primarily due to significantly lower revenues in equity products, mortgages and interest rate products, as well as lower revenues in currencies. The decrease in equity products was due to the sale of our Americas reinsurance business in 2013, the sale of our hedge fund administration business in 2012 (2012 included a gain on sale of $494 million) and lower revenues in derivatives, partially offset by significantly higher revenues in cash products compared with 2012. Revenues in commodities were higher, while revenues in credit products were essentially unchanged compared with 2012. In December 2013, we completed the sale of a majority stake in our European insurance business and recognized a gain of $211 million.

2012 versus 2011. Market-making revenues on the consolidated statements of earnings were $11.35 billion for 2012, 22% higher than 2011, primarily reflecting significantly higher revenues in mortgages and higher revenues in interest rate products, credit products and equity cash products, partially offset by significantly lower revenues in commodities. In addition, market-making revenues included significantly higher revenues in securities services compared with 2011, reflecting a gain of $494 million on the sale of our hedge fund administration business.

Other principal transactions

“Other principal transactions” is comprised of revenues (excluding net interest) from our investing activities and the origination of loans to provide financing to clients. In addition, “Other principal transactions” includes revenues related to our consolidated investments. Other principal transactions are included in our Investing & Lending segment.

During 2013, other principal transactions revenues generally reflected favorable company-specific events and strong corporate performance, as well as the impact of significantly higher global equity prices and tighter corporate credit spreads. However, concerns about the outlook for the global economy and uncertainty over financial regulatory reform continue to impact the global marketplace. If equity markets decline or credit spreads widen, other principal transactions revenues would likely be negatively impacted.

2013 versus 2012. Other principal transactions revenues on the consolidated statements of earnings were $6.99 billion for 2013, 19% higher than 2012, reflecting a significant increase in net gains from investments in equity securities, driven by company-specific events and stronger corporate performance, as well as significantly higher global equity prices. In addition, net gains from debt securities and loans were slightly higher, while revenues related to our consolidated investments were lower compared with 2012.

2012 versus 2011. Other principal transactions revenues on the consolidated statements of earnings were $5.87 billion for 2012 compared with $1.51 billion for 2011. The increase compared with 2011 reflected a significant increase in net gains from investments in equity securities, primarily in public equities, principally due to the impact of an increase in global equity prices during 2012 after equity prices in Europe and Asia declined significantly during 2011. Net gains from equity securities included a gain in 2012 and a loss in 2011 related to our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC). The increase compared with 2011 also reflected a significant increase in net gains from debt securities and loans, primarily due to approximately $1 billion of unrealized losses related to relationship lending activities, including the effect of hedges, in 2011 and the impact of a more favorable credit environment as credit spreads tightened during 2012 after widening during 2011. These increases were partially offset by lower revenues related to our consolidated investments.

56	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Interest Income

2013 versus 2012. Net interest income on the consolidated statements of earnings was $3.39 billion for 2013, 13% lower than 2012. The decrease compared with 2012 was primarily due to lower average yields on financial instruments owned, at fair value, partially offset by lower interest expense on financial instruments sold, but not yet purchased, at fair value and collateralized financings.

2012 versus 2011. Net interest income on the consolidated statements of earnings was $3.88 billion for 2012, 25% lower than 2011. The decrease compared with 2011 was primarily due to lower average yields on financial instruments owned, at fair value and collateralized agreements.

See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” in Part II, Item 8 of the 2013 Form 10-K for further information about our sources of net interest income.

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

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Year Ended December
$ in millions	2013	2012	2011
Compensation and benefits	$12,613	$12,944	$12,223

Brokerage, clearing, exchange and distribution fees	2,341	2,208	2,463

Market development	541	509	640

Communications and technology	776	782	828

Depreciation and amortization	1,322	1,738	1,865

Occupancy	839	875	1,030

Professional fees	930	867	992

Insurance reserves [1]	176	598	529

Other expenses	2,931	2,435	2,072
Total non-compensation expenses	9,856	10,012	10,419
Total operating expenses	$22,469	$22,956	$22,642
Total staff at period-end	32,900	32,400	33,300

1.	Related revenues are included in “Market making” in the consolidated statements of earnings.

Goldman Sachs 2013 Form 10-K	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2013 versus 2012. Operating expenses on the consolidated statements of earnings were $22.47 billion for 2013, 2% lower than 2012. Compensation and benefits expenses on the consolidated statements of earnings were $12.61 billion for 2013, 3% lower compared with $12.94 billion for 2012. The ratio of compensation and benefits to net revenues for 2013 was 36.9% compared with 37.9% for 2012. Total staff increased 2% during 2013.

Non-compensation expenses on the consolidated statements of earnings were $9.86 billion for 2013, 2% lower than 2012. The decrease compared with 2012 included a decline in insurance reserves, reflecting the sale of our Americas reinsurance business, and a decrease in depreciation and amortization expenses, primarily reflecting lower impairment charges and lower operating expenses related to consolidated investments. These decreases were partially offset by an increase in other expenses, due to higher net provisions for litigation and regulatory proceedings, and higher brokerage, clearing, exchange and distribution fees. Net provisions for litigation and regulatory proceedings for 2013 were $962 million (primarily comprised of net provisions for mortgage-related matters) compared with $448 million for 2012 (including a settlement with the Board of Governors of the Federal Reserve System (Federal Reserve Board) regarding the independent foreclosure review). 2013 included a charitable contribution of $155 million to Goldman Sachs Gives, our donor-advised fund. Compensation was reduced to fund this charitable contribution to Goldman Sachs Gives. The firm asks its participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

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

Non-compensation expenses on the consolidated statements of earnings were $10.01 billion for 2012, 4% lower compared with 2011. The decrease compared with 2011 primarily reflected lower brokerage, clearing, exchange and distribution fees, lower occupancy expenses and a decrease in depreciation and amortization expenses, principally due to lower impairment charges. In addition, market development expenses and professional fees declined compared with 2011, primarily reflecting the impact of expense reduction initiatives. These decreases were partially offset by higher other expenses and increased insurance reserves related to our reinsurance business. The increase in other expenses compared with 2011 primarily reflected higher net provisions for litigation and regulatory proceedings and higher charitable contributions. Net provisions for litigation and regulatory proceedings were $448 million during 2012 (including a settlement with the Federal Reserve Board regarding the independent foreclosure review) compared with $175 million for 2011. Charitable contributions were $225 million during 2012, including $159 million to Goldman Sachs Gives, our donor-advised fund, and $10 million to The Goldman Sachs Foundation, compared with $163 million during 2011, including $78 million to Goldman Sachs Gives and $25 million to The Goldman Sachs Foundation. Compensation was reduced to fund the charitable contribution to Goldman Sachs Gives. The firm asks its participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

Provision for Taxes

The effective income tax rate for 2013 was 31.5%, down from 33.3% for 2012. The decrease from 33.3% to 31.5% was primarily due to a determination that certain non-U.S. earnings will be permanently reinvested abroad.

The effective income tax rate for 2012 was 33.3%, up from 28.0% for 2011. The increase from 28.0% to 33.3% was primarily due to the earnings mix and a decrease in the impact of permanent benefits.

The rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired effective December 31, 2013. This change is not expected to have a material impact on our financial condition, results of operations or cash flows for the year ending December 2014.

58	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings/(loss) of our segments.

		Year Ended December
in millions		2013	2012	2011
Investment Banking	Net revenues	$ 6,004	$ 4,926	$ 4,355

	Operating expenses	3,475	3,330	2,995
	Pre-tax earnings	$ 2,529	$ 1,596	$ 1,360
Institutional Client Services	Net revenues	$15,721	$18,124	$17,280

	Operating expenses	11,782	12,480	12,837
	Pre-tax earnings	$ 3,939	$ 5,644	$ 4,443
Investing & Lending	Net revenues	$ 7,018	$ 5,891	$ 2,142

	Operating expenses	2,684	2,666	2,673
	Pre-tax earnings/(loss)	$ 4,334	$ 3,225	$ (531)
Investment Management	Net revenues	$ 5,463	$ 5,222	$ 5,034

	Operating expenses	4,354	4,294	4,020
	Pre-tax earnings	$ 1,109	$ 928	$ 1,014
Total	Net revenues	$34,206	$34,163	$28,811

	Operating expenses	22,469	22,956	22,642
	Pre-tax earnings	$11,737	$11,207	$ 6,169

Total operating expenses in the table above include the following expenses that have not been allocated to our segments:

•	charitable contributions of $155 million for 2013, $169 million for 2012 and $103 million for 2011; and

•

real estate-related exit costs of $19 million for 2013, $17 million for 2012 and $14 million for 2011. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the consolidated statements of earnings.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 25 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about our business segments.

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

Goldman Sachs 2013 Form 10-K	59

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

The table below presents the operating results of our Investment Banking segment.

	Year Ended December
in millions	2013	2012	2011
Financial Advisory	$1,978	$1,975	$1,987

Equity underwriting	1,659	987	1,085

Debt underwriting	2,367	1,964	1,283
Total Underwriting	4,026	2,951	2,368
Total net revenues	6,004	4,926	4,355

Operating expenses	3,475	3,330	2,995
Pre-tax earnings	$2,529	$1,596	$1,360

The table below presents our financial advisory and underwriting transaction volumes. 1

	Year Ended December
in billions	2013	2012	2011
Announced mergers and acquisitions	$ 625	$ 739	$ 616

Completed mergers and acquisitions	633	575	656

Equity and equity-related offerings [2]	91	57	55

Debt offerings [3]	280	242	206

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

2013 versus 2012. Net revenues in Investment Banking were $6.00 billion for 2013, 22% higher than 2012.

Net revenues in Financial Advisory were $1.98 billion, essentially unchanged compared with 2012. Net revenues in Underwriting were $4.03 billion, 36% higher than 2012, due to strong net revenues in both equity and debt underwriting. Net revenues in equity underwriting were significantly higher compared with 2012, reflecting an increase in client activity, particularly in initial public offerings. Net revenues in debt underwriting were significantly higher compared with 2012, principally due to leveraged finance activity.

During 2013, Investment Banking operated in an environment generally characterized by improved industry-wide equity underwriting activity, particularly in initial public offerings, as global equity prices significantly increased during the year. In addition, industry-wide debt underwriting activity remained solid, and included significantly higher leveraged finance activity, as interest rates remained low. However, ongoing macroeconomic concerns continued to weigh on investment banking activity as industry-wide mergers and acquisitions activity declined compared with 2012. If macroeconomic concerns continue and result in lower levels of client activity, net revenues in Investment Banking would likely be negatively impacted.

During 2013, our investment banking transaction backlog increased significantly due to significantly higher estimated net revenues from both potential advisory transactions and potential underwriting transactions. The increase in underwriting reflects significantly higher estimated net revenues from potential equity underwriting transactions, primarily in initial public offerings, and higher estimated net revenues from potential debt underwriting transactions, principally from leveraged finance activity.

60	Goldman Sachs 2013 Form 10-K

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

Operating expenses were $3.48 billion for 2013, 4% higher than 2012, due to increased compensation and benefits expenses, primarily resulting from higher net revenues. Pre-tax earnings were $2.53 billion in 2013, 58% higher than 2012.

2012 versus 2011. Net revenues in Investment Banking were $4.93 billion for 2012, 13% higher than 2011.

Net revenues in Financial Advisory were $1.98 billion, essentially unchanged compared with 2011. Net revenues in Underwriting were $2.95 billion, 25% higher than 2011, due to strong net revenues in debt underwriting. Net revenues in debt underwriting were significantly higher compared with 2011, primarily reflecting higher net revenues from investment-grade and leveraged finance activity. Net revenues in equity underwriting were lower compared with 2011, primarily reflecting a decline in industry-wide initial public offerings.

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

During 2012, our investment banking transaction backlog increased due to an increase in potential debt underwriting transactions, primarily reflecting an increase in leveraged finance transactions, and an increase in potential advisory transactions. These increases were partially offset by a decrease in potential equity underwriting transactions compared with the end of 2011, reflecting uncertainty in market conditions.

Operating expenses were $3.33 billion for 2012, 11% higher than 2011, due to increased compensation and benefits expenses, primarily resulting from higher net revenues. Pre-tax earnings were $1.60 billion in 2012, 17% higher than 2011.

Goldman Sachs 2013 Form 10-K	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Institutional Client Services

Our Institutional Client Services segment is comprised of:

Fixed Income, Currency and Commodities Client Execution. Includes client execution activities related to making markets in interest rate products, credit products, mortgages, currencies and commodities.

We generate market-making revenues in these activities in three ways:

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

See Notes 18 and 27 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for information about exposure to mortgage repurchase requests, mortgage rescissions and mortgage-related litigation.

Equities. Includes client execution activities related to making markets in equity products and commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide, as well as over-the-counter transactions. Equities also includes our securities services business, which provides financing, securities lending and other prime brokerage services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and generates revenues primarily in the form of interest rate spreads or fees.

The table below presents the operating results of our Institutional Client Services segment.

	Year Ended December
in millions	2013	2012	2011
Fixed Income, Currency and Commodities Client Execution	$ 8,651	$ 9,914	$ 9,018

Equities client execution [1]	2,594	3,171	3,031

Commissions and fees	3,103	3,053	3,633

Securities services	1,373	1,986	1,598
Total Equities	7,070	8,210	8,262
Total net revenues	15,721	18,124	17,280

Operating expenses	11,782	12,480	12,837
Pre-tax earnings	$ 3,939	$ 5,644	$ 4,443

1.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $317 million for 2013, $1.08 billion for 2012 and $880 million for 2011. See Note 12 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about this sale.

2013 versus 2012. Net revenues in Institutional Client Services were $15.72 billion for 2013, 13% lower than 2012.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $8.65 billion for 2013, 13% lower than 2012, reflecting significantly lower net revenues in interest rate products compared with a solid 2012, and significantly lower net revenues in mortgages compared with a strong 2012. The decrease in interest rate products and mortgages primarily reflected the impact of a more challenging environment and lower activity levels compared with 2012. In addition, net revenues in currencies were slightly lower, while net revenues in credit products and commodities were essentially unchanged compared with 2012. In December 2013, we completed the sale of a majority stake in our European insurance business and recognized a gain of $211 million.

62	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net revenues in Equities were $7.07 billion for 2013, 14% lower compared with 2012, due to the sale of our Americas reinsurance business [1] in 2013 and the sale of our hedge fund administration business in 2012. Net revenues in equities client execution (excluding net revenues from our Americas reinsurance business) were higher compared with 2012, including significantly higher net revenues in cash products, partially offset by significantly lower net revenues in derivatives. Commissions and fees were slightly higher compared with 2012, reflecting higher commissions and fees in Asia and Europe, partially offset by lower commissions and fees in the United States. Our average daily volumes during 2013 were higher in Asia and Europe and lower in the United States compared with 2012, consistent with listed cash equity market volumes. Securities services net revenues were significantly lower compared with 2012, primarily due to the sale of our hedge fund administration business in 2012 (2012 included a gain on sale of $494 million). During 2013, Equities operated in an environment characterized by a significant increase in global equity prices, particularly in Japan and the U.S., and generally lower volatility levels.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $296 million ($220 million and $76 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2013, compared with a net loss of $714 million ($433 million and $281 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2012.

During 2013, Institutional Client Services operated in a challenging environment that required continual reassessment of the outlook for the global economy, as uncertainty about when the U.S. Federal Reserve would begin tapering its asset purchase program, as well as constant global political risk and uncertainty, were interspersed with improvements in the U.S. economy over the course of the year. As a result, our clients’ risk appetite and activity levels fluctuated during 2013. Compared with 2012, activity levels were generally lower, global equity prices significantly increased and credit spreads tightened. If macroeconomic concerns continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $11.78 billion for 2013, 6% lower than 2012, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues, and lower expenses as a result of the sale of a majority stake in our Americas reinsurance business in April 2013. These decreases were partially offset by increased net provisions for litigation and regulatory proceedings, primarily comprised of net provisions for mortgage-related matters, and higher brokerage, clearing, exchange and distribution fees. Pre-tax earnings were $3.94 billion in 2013, 30% lower than 2012.

2012 versus 2011. Net revenues in Institutional Client Services were $18.12 billion for 2012, 5% higher than 2011.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $9.91 billion for 2012, 10% higher than 2011. These results reflected strong net revenues in mortgages, which were significantly higher compared with 2011 in both residential and commercial products. In addition, net revenues in credit products and interest rate products were solid and higher compared with 2011. The increase in mortgages, credit products and interest rates primarily reflected the impact of improved market-making conditions, including tighter credit spreads, compared with 2011. These increases were partially offset by significantly lower net revenues in commodities and slightly lower net revenues in currencies. The decrease in commodities primarily reflected more challenging market-making conditions, in part driven by lower levels of market volatility.

1.

In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business. Net revenues related to the Americas reinsurance business were $317 million for 2013, $1.08 billion for 2012 and $880 million for 2011. See Note 12 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about this sale.

Goldman Sachs 2013 Form 10-K	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net revenues in Equities were $8.21 billion for 2012, essentially unchanged compared with 2011. Net revenues in securities services were significantly higher compared with 2011, reflecting a gain of $494 million on the sale of our hedge fund administration business. In addition, equities client execution net revenues were higher than 2011, primarily reflecting significantly higher results in cash products, principally due to increased levels of client activity. These increases were offset by lower commissions and fees, reflecting declines in the United States, Europe and Asia. Our average daily volumes during 2012 were lower in each of these regions compared with 2011, consistent with listed cash equity market volumes. During 2012, Equities operated in an environment generally characterized by an increase in global equity prices and lower volatility levels.

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

Investing & Lending

Investing & Lending includes our investing activities and the origination of loans to provide financing to clients. These investments, some of which are consolidated, and loans are typically longer-term in nature. We make investments, directly and indirectly through funds that we manage, in debt securities and loans, public and private equity securities, and real estate entities.

The table below presents the operating results of our Investing & Lending segment.

	Year Ended December
in millions	2013	2012	2011
Equity securities	$3,930	$2,800	$ 603

Debt securities and loans	1,947	1,850	96

Other	1,141	1,241	1,443
Total net revenues	7,018	5,891	2,142

Operating expenses	2,684	2,666	2,673
Pre-tax earnings/(loss)	$4,334	$3,225	$ (531)

2013 versus 2012. Net revenues in Investing & Lending were $7.02 billion for 2013, 19% higher than 2012, reflecting a significant increase in net gains from investments in equity securities, driven by company-specific events and stronger corporate performance, as well as significantly higher global equity prices. In addition, net gains and net interest income from debt securities and loans were slightly higher, while other net revenues, related to our consolidated investments, were lower compared with 2012. If equity markets decline or credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.

Operating expenses were $2.68 billion for 2013, essentially unchanged compared with 2012. Operating expenses during 2013 included lower impairment charges and lower operating expenses related to consolidated investments, partially offset by increased compensation and benefits expenses due to higher net revenues compared with 2012. Pre-tax earnings were $4.33 billion in 2013, 34% higher than 2012.

64	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2012 versus 2011. Net revenues in Investing & Lending were $5.89 billion for 2012 compared with $2.14 billion for 2011. The increase compared with 2011 reflected a significant increase in net gains from investments in equity securities, primarily in public equities, principally due to the impact of an increase in global equity prices during 2012 after equity prices in Europe and Asia declined significantly during 2011. Net gains from equity securities included a gain of $408 million in 2012 and a loss of $517 million in 2011 related to our investment in the ordinary shares of ICBC. The increase compared with 2011 also reflected a significant increase in net gains from debt securities and loans, primarily due to approximately $1 billion of unrealized losses related to relationship lending activities, including the effect of hedges, in 2011 and the impact of a more favorable credit environment as credit spreads tightened during 2012 after widening during 2011. These increases were partially offset by lower other net revenues, principally related to our consolidated investments.

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

Assets under supervision include assets under management and other client assets. Assets under management include client assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds, credit funds and private equity funds (including real estate funds), and separately managed accounts for institutional and individual investors. Other client assets include client assets invested with third-party managers, bank deposits and advisory relationships where we earn a fee for advisory and other services, but do not have investment discretion. Assets under supervision do not include the self-directed brokerage assets of our clients. Long-term assets under supervision represent assets under supervision excluding liquidity products. Liquidity products represent money markets and bank deposit assets.

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 40 basis points for 2013, 39 basis points for 2012 and 41 basis points for 2011.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

Goldman Sachs 2013 Form 10-K	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the operating results of our Investment Management segment.

	Year Ended December
in millions	2013	2012	2011
Management and other fees	$4,386	$4,105	$4,188

Incentive fees	662	701	323

Transaction revenues	415	416	523
Total net revenues	5,463	5,222	5,034

Operating expenses	4,354	4,294	4,020
Pre-tax earnings	$1,109	$ 928	$1,014

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel, as well as a summary of the changes in our assets under supervision.

	As of December
in billions	2013	2012	2011
Assets under management	$ 919	$ 854	$ 828

Other client assets	123	111	67
Total AUS	$1,042	$ 965	$ 895
Asset Class
Alternative investments [1]	$ 142	$ 151	$ 148

Equity	208	153	147

Fixed income	446	411	353
Long-term AUS	796	715	648

Liquidity products	246	250	247
Total AUS	$1,042	$ 965	$ 895
Distribution Channel
Directly distributed:
Institutional	$ 363	$ 343	$ 294

High-net-worth individuals	330	294	274

Third-party distributed:
Institutional, high-net-worth individuals and retail	349	328	327
Total AUS	$1,042	$ 965	$ 895

1.	Primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

	Year Ended December
in billions	2013	2012		2011
Balance, beginning of year	$ 965	$895		$917

Net inflows/(outflows)
Alternative investments	(13)	1		(1)

Equity	13	(17)		(5)

Fixed income	41	34		(9)
Long-term AUS net inflows/(outflows)	41 [1]	18	[2]	(15	) [3]

Liquidity products	(4)	3		(12)
Total AUS net inflows/(outflows)	37	21		(27)

Net market appreciation/(depreciation)	40	49		5
Balance, end of year	$1,042	$965		$895

1.

Fixed income flows for 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013, that were previously excluded from assets under supervision as they were assets of a consolidated subsidiary.

2.

Includes $34 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management Company LLC and $5 billion of fixed income and equity asset outflows related to our liquidation of Goldman Sachs Asset Management Korea Co., Ltd.

3.	Includes $6 billion of asset inflows across all asset classes in connection with our acquisitions of Goldman Sachs Australia Pty Ltd and Benchmark Asset Management Company Private Limited.

The table below presents our average monthly assets under supervision by asset class.

	Average for the Year Ended December
in billions	2013	2012	2011
Alternative investments	$ 145	$149	$152

Equity	180	153	162

Fixed income	425	384	353
Long-term AUS	750	686	667

Liquidity products	235	238	240
Total AUS	$ 985	$924	$907

66	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2013 versus 2012. Net revenues in Investment Management were $5.46 billion for 2013, 5% higher than 2012, reflecting higher management and other fees, primarily due to higher average assets under supervision. During the year, total assets under supervision increased $77 billion to $1.04 trillion. Long-term assets under supervision increased $81 billion, including net inflows of $41 billion 1, reflecting inflows in fixed income and equity assets, partially offset by outflows in alternative investment assets. Net market appreciation of $40 billion during the year was primarily in equity assets. Liquidity products decreased $4 billion.

During 2013, Investment Management operated in an environment generally characterized by improved asset prices, particularly in equities, resulting in appreciation in the value of client assets. In addition, the mix of average assets under supervision shifted slightly compared with 2012 from liquidity products to long-term assets under supervision, primarily due to growth in equity and fixed income assets. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $4.35 billion for 2013, up slightly compared to 2012, due to increased compensation and benefits expenses, primarily resulting from higher net revenues. Pre-tax earnings were $1.11 billion in 2013, 20% higher than 2012.

2012 versus 2011. Net revenues in Investment Management were $5.22 billion for 2012, 4% higher than 2011, due to significantly higher incentive fees, partially offset by lower transaction revenues and slightly lower management and other fees. During 2012, assets under supervision increased $70 billion to $965 billion. Long-term assets under supervision increased $67 billion, including net inflows of $18 billion 2, reflecting inflows in fixed income assets, partially offset by outflows in equity assets. Net market appreciation of $49 billion during 2012 was primarily in fixed income and equity assets. In addition, liquidity products increased $3 billion.

During 2012, Investment Management operated in an environment generally characterized by improved asset prices, resulting in appreciation in the value of client assets. However, the mix of average assets under supervision shifted slightly from asset classes that typically generate higher fees, primarily equity and alternative investment assets, to asset classes that typically generate lower fees, primarily fixed income assets, compared with 2011.

Operating expenses were $4.29 billion for 2012, 7% higher than 2011, due to increased compensation and benefits expenses. Pre-tax earnings were $928 million in 2012, 8% lower than 2011.

Geographic Data

See Note 25 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

Regulatory Developments

Our businesses are subject to significant and evolving regulation. The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, significantly altered the financial regulatory regime within which we operate. In addition, other reforms have been adopted or are being considered by other regulators and policy makers worldwide. The Dodd-Frank Act and these other reforms may affect our businesses. We expect that the principal areas of impact from regulatory reform for us will be increased regulatory capital requirements and increased regulation and restriction on certain activities. However, given that many of the new and proposed rules are highly complex, the full impact of regulatory reform will not be known until the rules are implemented and market practices develop under the final regulations.

See “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K for more information on the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations. In addition, see “Equity Capital — Revised Capital Framework” below and Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for information about regulatory developments as they relate to our regulatory capital, leverage and liquidity ratios.

Impact of Increased Regulation and Restriction on Certain Activities

There has been increased regulation of, and limitations on, our activities, including the Dodd-Frank prohibition on “proprietary trading” and the limitation on the sponsorship of, and investment in covered funds (as defined in the Volcker Rule). In addition, there are increased regulation of, and restrictions on, over-the-counter (OTC) derivatives markets and transactions, particularly related to swaps and security-based swaps.

1.

Fixed income flows for 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013, that were previously excluded from assets under supervision as they were assets of a consolidated subsidiary.

2.

Includes $34 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management Company LLC and $5 billion of fixed income and equity asset outflows related to our liquidation of Goldman Sachs Asset Management Korea Co., Ltd.

Goldman Sachs 2013 Form 10-K	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Volcker Rule. In December 2013, the final rules to implement the provisions of the Dodd-Frank Act referred to as the “Volcker Rule” were adopted. We are required to be in compliance with the rule (including the development of an extensive compliance program) by July 2015 with certain provisions of the rule subject to possible extensions through July 2017.

The Volcker rule prohibits “proprietary trading,” but will allow activities such as underwriting, market making and risk-mitigation hedging. In anticipation of the final rule, we evaluated this prohibition and determined that businesses that engage in “bright line” proprietary trading were most likely to be prohibited. In 2010 and 2011, we liquidated substantially all of our Global Macro Proprietary and Principal Strategies trading positions.

Based on what we know as of the date of this filing, we do not expect the impact of the prohibition of proprietary trading to be material to our financial condition, results of operations or cash flows. However, the rule is highly complex, and its impact will not be known until market practices are fully developed.

In addition to the prohibition on proprietary trading, the Volcker rule limits the sponsorship of, and investment in, “covered funds” (as defined in the rule) by banking entities, including Group Inc. and its subsidiaries. It also limits certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates as described below under “— Transactions with Affiliates.” Covered funds include our private equity funds, certain of our credit and real estate funds, and our hedge funds. The limitation on investments in covered funds requires us to reduce our investment in each such fund to 3% or less of the fund’s net asset value, and to reduce our aggregate investment in all such funds to 3% or less of our Tier 1 capital. In anticipation of the final rule, we limited our initial investment in certain new covered funds to 3% of the fund’s net asset value.

We continue to manage our existing funds, taking into account the transition periods under the Volcker Rule. As a result, in March 2012, we began redeeming certain interests in our hedge funds and will continue to do so.

For certain of our covered funds, in order to be compliant with the Volcker Rule by the prescribed compliance date, to the extent that the underlying investments of the particular funds are not sold, the firm may be required to sell its investments in such funds. If that occurs, the firm may receive a value for its investments that is less than the then carrying value as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions.

Although our net revenues from investments in our private equity, credit, real estate and hedge funds may vary from period to period, our aggregate net revenues from these investments were not material to our aggregate total net revenues over the period from 1999 through 2013.

Swap Dealers and Derivatives Regulation. The Dodd-Frank Act also provides for significantly increased regulation of and restrictions on derivative markets, and we have registered certain subsidiaries as “swap dealers” under the U.S. Commodity Futures Trading Commission (CFTC) rules. See “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K for a discussion of the requirements imposed by the Dodd-Frank and the status of SEC and CFTC rulemaking, as well as non-U.S. regulation, in this area. The full application of new derivatives rules across different national and regulatory jurisdictions has not yet been fully established.

68	Goldman Sachs 2013 Form 10-K

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

Although our balance sheet fluctuates on a day-to-day basis, our total assets at quarterly and year-end dates are generally not materially different from those occurring within our reporting periods.

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

Goldman Sachs 2013 Form 10-K	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business-Specific Limits. The Firmwide Finance Committee sets asset and liability limits for each business and aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. These limits are set at levels which are generally close to actual operating levels in order to ensure prompt escalation and discussion among business managers and managers in our independent control and support functions on a routine basis. The Firmwide Finance Committee reviews and approves balance sheet limits on a quarterly basis and may also approve changes in limits on an ad hoc basis in response to changing business needs or market conditions.

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

•

Through our capital planning and stress testing process, which incorporates our internally designed stress tests and those required under the CCAR and Dodd-Frank Act Stress Tests (DFAST) as well as our resolution and recovery planning, we further analyze how we would manage our balance sheet and risks through the duration of a severe crisis, and we develop plans to access funding, generate liquidity, and/or redeploy or issue equity capital, as appropriate.

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

Below is a description of the captions in the following table, which presents this balance sheet allocation.

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

70	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Institutional Client Services. In Institutional Client Services, we maintain inventory positions to facilitate market-making in fixed income, equity, currency and commodity products. Additionally, as part of market-making activities, we enter into resale or securities borrowing arrangements to obtain securities which we can use to cover transactions in which we or our clients have sold securities that have not yet been purchased. The receivables in Institutional Client Services primarily relate to securities transactions.

Investing & Lending. In Investing & Lending, we make investments and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, directly and indirectly through funds that we manage, in debt securities, loans, public and private equity securities, real estate entities and other investments.

Other Assets. Other assets are generally less liquid, non-financial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables, equity-method investments, assets classified as held for sale and miscellaneous receivables.

	As of December
in millions	2013	2012
Excess liquidity (Global Core Excess)	$184,070	$174,622

Other cash	5,793	6,839
Excess liquidity and cash	189,863	181,461

Secured client financing	263,386	229,442

Inventory	255,534	318,323

Secured financing agreements	79,635	76,277

Receivables	39,557	36,273
Institutional Client Services	374,726	430,873

Public equity [1]	4,308	5,948

Private equity	16,236	17,401

Debt [2]	23,274	25,386

Receivables and other [3]	17,205	8,421
Investing & Lending	61,023	57,156
Total inventory and related assets	435,749	488,029

Other assets	22,509	39,623	[4]
Total assets	$911,507	$938,555

1.	December 2012 includes $2.08 billion related to our investment in the ordinary shares of ICBC, which was sold in the first half of 2013.

2.

Includes $15.76 billion and $16.50 billion as of December 2013 and December 2012, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value.

3.

Includes $14.90 billion and $6.50 billion as of December 2013 and December 2012, respectively, of loans held for investment that are accounted for at amortized cost, net of estimated uncollectible amounts. Such loans are primarily comprised of corporate loans and loans to private wealth management clients.

4.

Includes assets related to our Americas reinsurance business classified as held for sale, in which a majority stake was sold in April 2013. See Note 12 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information.

Goldman Sachs 2013 Form 10-K	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet. In the tables below, total assets for Institutional Client Services and Investing & Lending represent the inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K because total assets disclosed in Note 25 include allocations of our excess liquidity and cash, secured client financing and other assets.

	As of December 2013
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 61,133		$ —	$ —	$ —	$ —	$ 61,133

Cash and securities segregated for regulatory and other purposes	—		49,671	—	—	—	49,671

Securities purchased under agreements to resell and federal funds sold	64,595		61,510	35,081	546	—	161,732

Securities borrowed	25,113		94,899	44,554	—	—	164,566

Receivables from brokers, dealers and clearing organizations	—		6,650	17,098	92	—	23,840

Receivables from customers and counterparties	—		50,656	22,459	15,820	—	88,935

Financial instruments owned, at fair value	39,022		—	255,534	44,565	—	339,121

Other assets	—		—	—	—	22,509	22,509
Total assets	$189,863		$263,386	$374,726	$61,023	$22,509	$911,507

	As of December 2012
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 72,669		$ —	$ —	$ —	$ —	$ 72,669

Cash and securities segregated for regulatory and other purposes	—		49,671	—	—	—	49,671

Securities purchased under agreements to resell and federal funds sold	28,018		84,064	28,960	292	—	141,334

Securities borrowed	41,699		47,877	47,317	—	—	136,893

Receivables from brokers, dealers and clearing organizations	—		4,400	14,044	36	—	18,480

Receivables from customers and counterparties	—		43,430	22,229	7,215	—	72,874

Financial instruments owned, at fair value	39,075		—	318,323	49,613	—	407,011

Other assets	—		—	—	—	39,623	39,623
Total assets	$181,461		$229,442	$430,873	$57,156	$39,623	$938,555

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

As of December 2013, total assets decreased $27.05 billion from December 2012 due to a decrease in assets related to institutional client services and other assets, partially offset by an increase in secured client financing and excess liquidity and cash. Assets related to institutional client services decreased $56.15 billion primarily due to a decrease in financial instruments owned, at fair value as a result of decreases in U.S. government and federal agency obligations, non-U.S. government and agency obligations, derivatives and commodities. In addition, other assets decreased $17.11 billion primarily due to the sale of a majority stake in our Americas reinsurance business in April 2013. Secured client financing increased $33.94 billion reflecting an increase in collateralized agreements, primarily due to an increase in client activity. Excess liquidity and cash also increased $8.40 billion reflecting an increase in collateralized agreements, partially offset by a decrease in cash and cash equivalents.

72	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of December 2013, total assets on our consolidated statements of financial condition were $911.51 billion, a decrease of $27.05 billion from December 2012. This decrease was primarily due to a decrease in financial instruments owned, at fair value of $67.89 billion, primarily due to decreases in U.S. government and federal agency obligations, non-U.S. government and agency obligations, derivatives and commodities, and a decrease in other assets of $17.11 billion, primarily due to the sale of a majority stake in our Americas reinsurance business in April 2013. These decreases were partially offset by an increase in collateralized agreements of $48.07 billion, due to firm and client activity.

As of December 2013, total liabilities on our consolidated statements of financial condition were $833.04 billion, a decrease of $29.80 billion from December 2012. This decrease was primarily due to a decrease in other liabilities and accrued expenses of $26.35 billion, primarily due to the sale of a majority stake in both our Americas reinsurance business in April 2013 and our European insurance business in December 2013, and a decrease in collateralized financings of $9.24 billion, primarily due to firm financing activities. This decrease was partially offset by an increase in payables to customers and counterparties of $10.21 billion.

As of December 2013, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $164.78 billion, which was 5% higher and 4% higher than the daily average amount of repurchase agreements during the quarter ended and year ended December 2013, respectively. The increase in our repurchase agreements relative to the daily average during 2013 was primarily due to an increase in client activity at the end of the period. As of December 2012, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $171.81 billion, which was essentially unchanged and 3% higher than the daily average amount of repurchase agreements during the quarter ended and year ended December 2012, respectively. The increase in our repurchase agreements relative to the daily average during 2012 was primarily due to an increase in firm financing activities at the end of the period. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information on our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of December
$ in millions	2013	2012
Total assets	$911,507	$938,555

Unsecured long-term borrowings	$160,965	$167,305

Total shareholders’ equity	$ 78,467	$ 75,716

Leverage ratio	11.6x	12.4x

Debt to equity ratio	2.1x	2.2x

Leverage ratio. The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt the firm is using to finance assets. This ratio is different from the Tier 1 leverage ratio included in “Equity Capital — Consolidated Regulatory Capital Ratios” below, and further described in Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K.

Debt to equity ratio. The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

Goldman Sachs 2013 Form 10-K	73

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

•	savings and demand deposits through deposit sweep programs and time deposits through internal and third-party broker-dealers; and

•	short-term unsecured debt through U.S. and non-U.S. hybrid financial instruments, commercial paper and promissory note issuances and other methods.

Our funding is primarily raised in U.S. dollar, Euro, British pound and Japanese yen. We generally distribute our funding products through our own sales force and third-party distributors to a large, diverse creditor base in a variety of markets in the Americas, Europe and Asia. We believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, pension funds, insurance companies, mutual funds and individuals. We have imposed various internal guidelines to monitor creditor concentration across our funding programs.

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

We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis especially during times of market stress. Substantially all of our secured funding, excluding funding collateralized by liquid government obligations, is executed for tenors of one month or greater. Assets that may be harder to fund on a secured basis during times of market stress include certain financial instruments in the following categories: mortgage and other asset-backed loans and securities, non-investment grade corporate debt securities, equities and convertible debentures and emerging market securities. Assets that are classified as level 3 in the fair value hierarchy are generally funded on an unsecured basis. See Notes 5 and 6 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about the classification of financial instruments in the fair value hierarchy and “— Unsecured Long-Term Borrowings” below for further information about the use of unsecured long-term borrowings as a source of funding.

74	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 100 days as of December 2013.

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

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCE. We issue in different tenors, currencies and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile through the fourth quarter of 2019 as of December 2013.

The weighted average maturity of our unsecured long-term borrowings as of December 2013 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about our unsecured long-term borrowings.

Goldman Sachs 2013 Form 10-K	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Deposits. As part of our efforts to diversify our funding base, deposits have become a more meaningful share of our funding activities mainly through GS Bank USA and Goldman Sachs International Bank (GSIB). The table below presents the type and sources of our deposits.

	As of December 2013
	Type of Deposit
in millions	Savings and Demand	[1]	Time	[2]
Private bank deposits [3]	$30,475		$ 212

Certificates of deposit	—		19,709

Deposit sweep programs [4]	15,511		—

Institutional	33		4,867
Total [5]	$46,019		$24,788

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity of approximately three years.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Represents long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

5.	Deposits insured by the FDIC as of December 2013 were approximately $41.22 billion.

Unsecured Short-Term Borrowings. A significant portion of our short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We issue hybrid financial instruments, commercial paper and promissory notes.

As of December 2013, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $44.69 billion. See Note 15 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about our unsecured short-term borrowings.

Equity Capital

Capital adequacy is of critical importance to us. Our objective is to be conservatively capitalized in terms of the amount and composition of our equity base, both relative to our risk exposures and compared to external requirements and benchmarks. Accordingly, we have in place a comprehensive capital management policy that provides a framework and set of guidelines to assist us in determining the level and composition of capital that we target and maintain.

We determine the appropriate level and composition of our equity capital by considering multiple factors including our current and future consolidated regulatory capital requirements, the results of our capital planning and stress testing process and other factors such as rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets, and assessments of potential future losses due to adverse changes in our business and market environments. Our capital planning and stress testing process incorporates our internally designed stress tests and those required under CCAR and DFAST, and is also designed to identify and measure material risks associated with our business activities, including market risk, credit risk and operational risk. We project sources and uses of capital given a range of business environments, including stressed conditions. In addition, as part of our comprehensive capital management policy, we maintain a contingency capital plan that provides a framework for analyzing and responding to an actual or perceived capital shortfall.

As required by the Federal Reserve Board’s annual CCAR guidelines, U.S. bank holding companies with total consolidated assets of $50 billion or greater submit capital plans for review by the Federal Reserve Board. The purpose of the Federal Reserve Board’s review is to ensure that these institutions have a robust, forward-looking capital planning process that accounts for their unique risks and that permits continued operations during times of economic and financial stress.

76	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Federal Reserve Board evaluates a bank holding company based, in part, on whether it has the capital necessary to continue operating under the baseline and stress scenarios provided by the Federal Reserve Board and under the scenarios developed by the bank holding company. This evaluation also takes into account a bank holding company’s process for identifying risk, its controls and governance for capital planning, and its guidelines for making capital planning decisions. In addition, as part of its review, the Federal Reserve Board evaluates a bank holding company’s plan to make capital distributions (i.e., dividend payments, repurchases or redemptions of stock, subordinated debt or other capital securities) across a range of macroeconomic scenarios and firm-specific assumptions. Additionally, the Federal Reserve Board evaluates a bank holding company’s plan to issue capital.

In addition, the DFAST rules require us to conduct stress tests on a semi-annual basis and publish a summary of certain results. The annual DFAST submission is incorporated into the CCAR submission. The Federal Reserve Board also conducts its own annual stress tests and publishes a summary of certain results.

As part of our initial 2013 CCAR submission, the Federal Reserve Board informed us that it did not object to our proposed capital actions, including the repurchase of outstanding common stock, a potential increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities through the first quarter of 2014. As required by the Federal Reserve Board, we resubmitted our 2013 capital plan in September 2013, incorporating certain enhancements to our stress testing process. In December 2013, the Federal Reserve Board informed us that it did not object to our resubmitted capital plan. We submitted our 2014 CCAR to the Federal Reserve in January 2014 and expect to publish a summary of our annual DFAST results in March 2014. See “Business —Available Information” in Part I, Item 1 of the 2013 Form 10-K.

In addition, we submitted the results of our mid-cycle DFAST to the Federal Reserve Board in July 2013 and published a summary of our mid-cycle DFAST results under our internally developed severely adverse scenario in September 2013. Our internally developed severely adverse scenario is designed to stress the firm’s risks and idiosyncratic vulnerabilities and assess the firm’s pro-forma capital position and ratios under the hypothetical stressed environment. We provide additional information on our internal stress testing process, our internally developed severely adverse scenario used for mid-cycle DFAST and a summary of the results on our web site as described under “Business — Available Information” in Part I, Item 1 of the 2013 Form 10-K.

Our consolidated regulatory capital requirements are determined by the Federal Reserve Board, as described below.

As of December 2013, our total shareholders’ equity was $78.47 billion (consisting of common shareholders’ equity of $71.27 billion and preferred stock of $7.20 billion). As of December 2012, our total shareholders’ equity was $75.72 billion (consisting of common shareholders’ equity of $69.52 billion and preferred stock of $6.20 billion). See “— Consolidated Regulatory Capital Ratios” below for information regarding the impact of regulatory developments.

Consolidated Regulatory Capital

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999. As a bank holding company, we are subject to consolidated risk-based regulatory capital requirements. These requirements are computed in accordance with the Federal Reserve Board’s risk-based capital regulations which, as of December 2013, were based on the Basel I Capital Accord of the Basel Committee and also reflected the Federal Reserve Board’s revised market risk regulatory capital requirements which became effective on January 1, 2013. These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). The capital regulations also include requirements with respect to leverage. The firm’s capital levels are also subject to qualitative judgments by its regulators about components of capital, risk weightings and other factors. Beginning January 1, 2014, the Federal Reserve Board implemented revised consolidated regulatory capital and leverage requirements.

See Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for additional information regarding the firm’s current RWAs, required minimum capital ratios and the Revised Capital Framework (defined below).

Goldman Sachs 2013 Form 10-K	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Consolidated Regulatory Capital Ratios

The table below presents information about our regulatory capital ratios and Tier 1 leverage ratio under Basel I, as implemented by the Federal Reserve Board. The information as of December 2013 reflects the revised market risk regulatory capital requirements. The information as of December 2012 is prior to the implementation of these revised market risk regulatory capital requirements. In the table below:

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

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced, or discounted, upon reaching a remaining maturity of five years. See Note 16 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for additional information about our subordinated debt.

	As of December
$ in millions	2013	2012
Common shareholders’ equity	$ 71,267	$ 69,516

Goodwill	(3,705)	(3,702)

Identifiable intangible assets	(671)	(1,397)

Equity investments in certain entities	(3,314)	(4,805)

Disallowed deferred tax assets	(498)	(1,261)

Debt valuation adjustment	10	(180)

Other adjustments	159	(124)
Tier 1 Common Capital	63,248	58,047
Perpetual non-cumulative preferred stock	7,200	6,200

Junior subordinated debt issued to trusts [1]	2,063	2,750

Other adjustments	(40)	(20)
Tier 1 Capital	72,471	66,977
Qualifying subordinated debt	12,773	13,342

Junior subordinated debt issued to trusts [1]	687	—

Other adjustments	172	87
Tier 2 Capital	13,632	13,429
Total Capital	$ 86,103	$ 80,406
Credit RWAs	$268,247	$287,526

Market RWAs	164,979	112,402
Total RWAs	$433,226	$399,928
Tier 1 Common Ratio [2]	14.6%	14.5%

Tier 1 Capital Ratio	16.7%	16.7%

Total Capital Ratio	19.9%	20.1%

Tier 1 Leverage Ratio [3]	8.1%	7.3%

1.

On January 1, 2013, we began to incorporate the Dodd-Frank Act’s phase-out of regulatory capital treatment for junior subordinated debt issued to trusts by allowing for only 75% of these capital instruments to be included in Tier 1 capital and 25% to be designated as Tier 2 capital in the calculation of our current capital ratios. In July 2013, the Agencies finalized the phase-out provisions of these capital instruments. See Note 16 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for additional information about the junior subordinated debt issued to trusts.

2.

The Tier 1 common ratio equals Tier 1 common capital divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we, our regulators and investors use to assess capital adequacy. The Tier 1 common ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

3.	See Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for additional information about the firm’s Tier 1 leverage ratio.

78	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Our Tier 1 capital ratio was 16.7%, unchanged compared with December 2012 primarily reflecting an increase in RWAs, offset by an increase in Tier 1 capital. The increase in RWAs was primarily driven by the implementation of the revised market risk regulatory capital requirements. These requirements are a significant part of the regulatory capital changes that will ultimately be reflected in our Basel III capital ratios.

The table below presents the changes in Tier 1 common capital, Tier 1 capital and Tier 2 capital during 2013 and 2012.

	Year Ended
in millions	December 2013	December 2012
Tier 1 Common Capital
Balance, beginning of period	$58,047	$55,162

Increase in common shareholders’ equity	1,751	2,237

(Increase)/decrease in goodwill	(3)	100

Decrease in identifiable intangible assets	726	269

(Increase)/decrease in equity investments in certain entities	1,491	(249)

(Increase)/decrease in disallowed deferred tax assets	763	(188)

Change in debt valuation adjustment	190	484

Change in other adjustments	283	232
Balance, end of period	$63,248	$58,047
Tier 1 Capital
Balance, beginning of period	$66,977	$63,262

Net increase in Tier 1 common capital	5,201	2,885

Increase in perpetual non-cumulative preferred stock	1,000	3,100

Change in junior subordinated debt issued to trusts	—	(2,250)

Redesignation of junior subordinated debt issued to trusts	(687)	—

Change in other adjustments	(20)	(20)
Balance, end of period	72,471	66,977
Tier 2 Capital
Balance, beginning of period	13,429	13,881

Decrease in qualifying subordinated debt	(569)	(486)

Redesignation of junior subordinated debt issued to trusts	687	—

Change in other adjustments	85	34
Balance, end of period	13,632	13,429
Total Capital	$86,103	$80,406

See “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for additional information about our regulatory capital ratios and related regulatory requirements, including pending and proposed regulatory changes.

Risk-Weighted Assets

RWAs under the Federal Reserve Board’s risk-based capital requirements are calculated based on measures of credit risk and market risk.

RWAs for credit risk reflect amounts for on-balance-sheet and off-balance-sheet exposures. Credit risk requirements for on-balance-sheet assets, such as receivables and cash, are generally based on the balance sheet value. Credit risk requirements for securities financing transactions are determined based upon the positive net exposure for each trade, and include the effect of counterparty netting and collateral, as applicable. For off-balance-sheet exposures, including commitments and guarantees, a credit equivalent amount is calculated based on the notional amount of each trade. Requirements for OTC derivatives are based on a combination of positive net exposure and a percentage of the notional amount of each trade, and include the effect of counterparty netting and collateral, as applicable. All such assets and exposures are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or a qualifying securities firm or other entity (or if collateral is held, depending on the nature of the collateral).

As of December 2012, RWAs for market risk were determined by reference to the firm’s Value-at-Risk (VaR) model, supplemented by the standardized measurement method used to determine RWAs for specific risk for certain positions. Under the Federal Reserve Board’s revised market risk regulatory capital requirements, which became effective on January 1, 2013, the methodology for calculating RWAs for market risk was changed. RWAs for market risk are determined using VaR, stressed VaR, incremental risk, comprehensive risk and a standardized measurement method for specific risk.

Goldman Sachs 2013 Form 10-K	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations we use a single VaR model which captures risks including interest rates, equity prices, currency rates and commodity prices. VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. Stressed VaR is the potential loss in value of inventory positions during a period of significant market stress. Incremental risk is the potential loss in value of non-securitized inventory positions due to the default or credit migration of issuers of financial instruments over a one-year time horizon. Comprehensive risk is the potential loss in value, due to price risk and defaults, within the firm’s credit correlation positions. The standardized measurement method is used to determine RWAs for specific risk for certain positions by applying supervisory defined risk-weighting factors to such positions after applicable netting is performed.

We provide additional information on regulatory VaR, stressed VaR, incremental risk, comprehensive risk and the standardized measurement method for specific risk on our web site as described under “Business — Available Information” in Part I, Item 1 of the 2013 Form 10-K.

The table below presents information on the components of RWAs within our consolidated regulatory capital ratios, which were based on Basel I, as implemented by the Federal Reserve Board, and also reflected the revised market risk regulatory capital requirements.

in millions	As of December 2013
Credit RWAs
OTC derivatives	$ 94,753

Commitments and guarantees [1]	47,397

Securities financing transactions [2]	30,010

Other [3]	96,087
Total Credit RWAs	268,247
Market RWAs
Regulatory VaR	13,425

Stressed VaR	38,250

Incremental risk	9,463

Comprehensive risk	18,150

Specific risk	85,691
Total Market RWAs	164,979
Total RWAs [4]	$433,226

1.	Principally includes certain commitments to extend credit and letters of credit.

2.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

3.	Principally includes receivables from customers, certain loans, other assets, and cash and cash equivalents.

4.	Under the current regulatory capital framework, there is no explicit requirement for Operational risk.

80	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the changes in these RWAs from December 31, 2012 to December 31, 2013.

in millions	Period Ended December 2013
Risk-Weighted Assets
Balance, December 31, 2012	$399,928

Credit RWAs
Decrease in OTC derivatives	(12,516)

Increase in commitments and guarantees	1,390

Decrease in securities financing transactions	(17,059)

Change in other	8,906
Change in Credit RWAs	(19,279)
Market RWAs
Increase related to the revised market risk rules	127,608

Decrease in regulatory VaR	(2,038)

Decrease in stressed VaR	(13,700)

Decrease in incremental risk	(17,350)

Decrease in comprehensive risk	(9,568)

Decrease in specific risk	(32,375)
Change in Market RWAs	52,577
Total RWAs, end of period	$433,226

Credit RWAs decreased $19.28 billion compared with December 2012, primarily due to a decrease in securities financing exposure. Market RWAs increased by $52.58 billion compared with December 2012, reflecting the impact of the revised market risk regulatory capital requirements, which became effective on January 1, 2013, partially offset by, among other things, a decrease in specific risk due to a decrease in inventory.

We also attribute RWAs to our business segments. As of December 2013, approximately 80% of RWAs were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment.

Revised Capital Framework

The Agencies have approved revised risk-based capital and leverage ratio regulations establishing a new comprehensive capital framework for U.S. banking organizations (Revised Capital Framework). These regulations are largely based on the Basel Committee’s December 2010 final capital framework for strengthening international capital standards (Basel III), and significantly revise the risk-based capital and leverage ratio requirements applicable to bank holding companies as compared to the previous U.S. risk-based capital and leverage ratio rules, and thereby, implement certain provisions of the Dodd-Frank Act.

Under the Revised Capital Framework, Group Inc. is an “Advanced approach” banking organization. See Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about the Revised Capital Framework, including the difference between the “Standardized approach” and the Basel III Advanced approach.

Estimated Capital Ratios. We estimate that the firm’s ratio of Basel III Common Equity Tier 1 (CET1) to RWAs calculated under the Basel III Advanced approach (Basel III Advanced CET1 ratio) as of December 2013 would have been 9.8% on a fully phased-in basis (i.e., after the expiration of transition provisions). The estimate of the Basel III Advanced CET1 ratio will continue to evolve as we assess the details of these rules and discuss their interpretation and application with our regulators.

Management believes that the estimated Basel III Advanced CET1 ratio is meaningful because it is one of the measures that we, our regulators and investors use to assess capital adequacy. The estimated Basel III Advanced CET1 ratio is a non-GAAP measure as of December 2013 and may not be comparable to similar non-GAAP measures used by other companies (as of that date). It will become a formal regulatory measure for the firm on April 1, 2014.

Goldman Sachs 2013 Form 10-K	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents a reconciliation of our common shareholders’ equity to the estimated Basel III Advanced CET1 on a fully phased-in basis.

$ in millions	As of December 2013
Common shareholders’ equity	$ 71,267

Goodwill	(3,705)

Identifiable intangible assets	(671)

Deferred tax liabilities	908
Goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,468)

Deductions for investments in nonconsolidated financial institutions [1]	(9,091)

Other adjustments [2]	(489)
Basel III CET1	$ 58,219
Basel III Advanced RWAs	$594,662
Basel III Advanced CET1 Ratio	9.8%

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

2.	Principally includes credit valuation adjustments on derivative liabilities and debt valuation adjustments, as well as other required credit risk-based deductions.

In addition, beginning with the first quarter of 2015, subject to transitional provisions, we will also be required to disclose ratios calculated under the Standardized approach. Our estimated CET1 ratio under the Standardized approach (Standardized CET1 ratio) on a fully phased-in basis was approximately 60 basis points lower than our estimated Basel III Advanced CET1 ratio in the table above.

Both the Basel III Advanced CET1 ratio and the Standardized CET1 ratio are subject to transitional provisions. Reflecting the transitional provisions that became effective January 1, 2014, our estimated Basel III Advanced CET1 ratio and our estimated Standardized CET1 ratio are approximately 150 basis points higher than the respective CET1 ratios on a fully phased-in basis as of December 2013.

Effective January 1, 2014, Group Inc.’s capital and leverage ratios are calculated under, and subject to the minimums as defined in, the Revised Capital Framework. The changes to the definition of capital and minimum ratios, subject to transitional provisions, were effective beginning January 1, 2014. RWAs are based on Basel I Adjusted, as defined in Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K. The firm will transition to Basel III beginning on April 1, 2014. Including the impact of the changes to the definition of regulatory capital and reflecting the transitional provisions effective in 2014, our estimated CET1 ratio (CET1 to RWAs on a Basel I Adjusted basis) as of December 2013 would have been essentially unchanged as compared to our Tier 1 common ratio under Basel I.

Regulatory Leverage Ratios. The Revised Capital Framework increased the minimum Tier 1 leverage ratio applicable to us from 3% to 4% effective January 1, 2014.

In addition, the Revised Capital Framework will introduce a new Tier 1 supplementary leverage ratio (supplementary leverage ratio) for Advanced approach banking organizations. The supplementary leverage ratio compares Tier 1 capital (as defined under the Revised Capital Framework) to a measure of leverage exposure, defined as the sum of the firm’s assets less certain CET1 deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments. The Revised Capital Framework requires a minimum supplementary leverage ratio of 3%, effective January 1, 2018, but with disclosure required beginning in the first quarter of 2015. In addition, subsequent to the approval of the Revised Capital Framework, the Agencies issued a proposal to increase the minimum supplementary leverage ratio requirement for the largest U.S. banks (those deemed to be global systemically important banking institutions (G-SIBs) under the Basel G-SIB framework). These proposals would require the firm and other G-SIBs to meet a 5% supplementary leverage ratio (comprised of the minimum requirement of 3% plus a 2% buffer). As of December 2013, our estimated supplementary leverage ratio based on the Revised Capital Framework approximates this proposed minimum.

In addition, the Basel Committee recently finalized revisions that would increase the size of the leverage exposure for purposes of the supplementary leverage ratio, but would retain a minimum supplementary leverage ratio requirement of 3%. It is not known with certainty at this point whether the U.S. regulators will adopt this revised definition of leverage into their rules and proposals for the supplementary leverage ratio.

82	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Developments

The Basel Committee and the Financial Stability Board (established at the direction of the leaders of the Group of 20) have also recently issued several consultative papers which propose further changes to capital regulations. In particular, the Basel Committee has issued consultation papers on a “Fundamental Review of the Trading Book” and “Revisions to the Securitization Framework” that could have an impact on the level of the firm’s RWAs and regulatory capital ratios.

The European Union (EU) finalized legislation to implement Basel III, which became effective on January 1, 2014. The Dodd-Frank Act, other reform initiatives proposed and announced by the Agencies, the Basel Committee, and other governmental entities and regulators (including the EU and the U.K.’s Financial Services Authority (FSA) which was replaced by the Prudential Regulation Authority and the Financial Conduct Authority (FCA) on April 1, 2013) are not in all cases consistent with one another, which adds further uncertainty to the firm’s future capital, leverage and liquidity requirements, and those of the firm’s subsidiaries.

The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers and major security-based swap participants. The firm has registered certain subsidiaries as “swap dealers” under the CFTC rules, including GS&Co., GS Bank USA, Goldman Sachs International (GSI), and J. Aron & Company. These entities and other entities that would require registration under the CFTC or SEC rules will be subject to regulatory capital requirements, which have not been finalized by the CFTC and SEC.

Capital Planning and Stress Testing Process

Our capital planning and stress testing process incorporates our internally designed stress tests and those required under CCAR and DFAST. The process is designed to identify and measure material risks associated with our business activities. We also attribute capital usage to each of our businesses and maintain a contingency capital plan.

Stress Testing. Our stress testing process incorporates an internal capital adequacy assessment with the objective of ensuring that the firm is appropriately capitalized relative to the risks in our business. As part of our assessment, we project sources and uses of capital given a range of business environments, including stressed conditions. Our stress scenarios incorporate our internally designed stress tests and those required under CCAR and DFAST and are designed to capture our specific vulnerabilities and risks and to analyze whether the firm holds an appropriate amount of capital. Our goal is to hold sufficient capital to ensure we remain adequately capitalized after experiencing a severe stress event. Our assessment of capital adequacy is viewed in tandem with our assessment of liquidity adequacy and is integrated into the overall risk management structure, governance and policy framework of the firm.

Internal Risk-Based Capital Assessment. As part of our capital planning and stress testing process, we perform an internal risk-based capital assessment. This assessment incorporates market risk, credit risk and operational risk. Market risk is calculated by using VaR calculations supplemented by risk-based add-ons which include risks related to rare events (tail risks). Credit risk utilizes assumptions about our counterparties’ probability of default and the size of our losses in the event of a default. Operational risk is calculated based on scenarios incorporating multiple types of operational failures as well as incorporating internal and external actual loss experience. Backtesting is used to gauge the effectiveness of models at capturing and measuring relevant risks.

Capital Attribution. We attribute capital usage to each of our businesses based upon regulatory capital requirements as well as our internal risk-based capital assessment. We manage the levels of our capital usage based upon the established balance sheet and risk limits.

Contingency Capital Plan. As part of our comprehensive capital management policy, we maintain a contingency capital plan. Our contingency capital plan provides a framework for analyzing and responding to a perceived or actual capital deficiency, including, but not limited to, identification of drivers of a capital deficiency, as well as mitigants and potential actions. It outlines the appropriate communication procedures to follow during a crisis period, including internal dissemination of information as well as ensuring timely communication with external stakeholders.

Goldman Sachs 2013 Form 10-K	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of the firm’s senior unsecured obligations. GS&Co., GSI and GSIB have been assigned long- and short-term issuer ratings by certain credit rating agencies. GS Bank USA has also been assigned long- and short-term issuer ratings, as well as ratings on its long-term and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.

The level and composition of our equity capital are among the many factors considered in determining our credit ratings. Each agency has its own definition of eligible capital and methodology for evaluating capital adequacy, and assessments are generally based on a combination of factors rather than a single calculation. See “Liquidity Risk Management — Credit Ratings” for further information about credit ratings of Group Inc., GS Bank USA, GS&Co., GSI and GSIB.

Subsidiary Capital Requirements

Many of our subsidiaries, including GS Bank USA and our broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate.

GS Bank USA. GS Bank USA is subject to minimum capital requirements that are calculated in a manner similar to those applicable to bank holding companies and computes its risk-based capital ratios in accordance with the regulatory capital requirements applicable to state member banks, which, as of December 2013, were based on Basel I, and also reflected the revised market risk regulatory capital requirements as implemented by the Federal Reserve Board. The capital regulations also include requirements with respect to leverage. See Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about GS Bank USA’s regulatory capital ratios. GS Bank USA is also subject to the Revised Capital Framework, beginning January 1, 2014.

In addition to revisions to the risk-based capital ratios, GS Bank USA is now subject to a 4% minimum Tier 1 leverage ratio requirement, and as an Advanced approach banking organization, will be subject to a new minimum supplementary leverage ratio (as described above) of 3% effective January 1, 2018.

Shortly after the approval of the Revised Capital Framework, the Agencies issued a proposal that also requires that U.S. insured depository institution subsidiaries of U.S. G-SIBs, such as GS Bank USA, meet a “well-capitalized” supplementary leverage ratio requirement of 6%. If these proposals are enacted as proposed, these higher requirements would be effective beginning January 1, 2018. As of December 2013, GS Bank USA’s estimated supplementary leverage ratio based on the Revised Capital Framework approximates this proposed minimum.

In addition, the Basel Committee’s recently finalized revisions regarding the supplementary leverage ratio discussed above may also be applicable to GS Bank USA.

See Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about the Revised Capital Framework as it relates to GS Bank USA and incremental capital requirements for domestic systemically important banking institutions.

For purposes of assessing the adequacy of its capital, GS Bank USA also performs an internal capital adequacy assessment which is similar to that performed by Group Inc. In addition, the rules adopted by the Federal Reserve Board under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its annual DFAST stress results to the Federal Reserve in January 2014 and expects to publish a summary of its results in March 2014. GS Bank USA’s capital levels and prompt corrective action classification are subject to qualitative judgments by its regulators about components of capital, risk weightings and other factors.

84	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

GSI. Our regulated U.K. broker-dealer, GSI, is one of the firm’s principal non-U.S. regulated subsidiaries and is regulated by the PRA and the FCA. As of December 2013 and December 2012, GSI was subject to capital regulations, which were based on the Basel Committee’s June 2006 Framework (Basel II) as modified by the Basel Committee’s February 2011 Revisions to the Basel II market risk framework and as implemented in the European Union through the Capital Requirements Directives. As of December 2013 and December 2012, GSI had a Tier 1 capital ratio of 14.4% and 11.5%, respectively, and a Total capital ratio of 18.5% and 16.9%, respectively. The minimum Tier 1 capital ratio under PRA rules was 4%, and the minimum Total capital ratio was 8%. The PRA has significantly revised its capital regulations effective beginning January 1, 2014; the revised regulations are largely based on Basel III and, similar to the Revised Capital Framework, also introduce leverage ratio reporting requirements.

Other Subsidiaries. We expect that the capital requirements of several of our subsidiaries are likely to increase in the future due to the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators. See Note 20 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for information about the capital requirements of our other regulated subsidiaries and the potential impact of regulatory reform.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of December 2013 and December 2012, Group Inc.’s equity investment in subsidiaries was $73.39 billion and $73.32 billion, respectively, compared with its total shareholders’ equity of $78.47 billion and $75.72 billion, respectively.

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

Equity Capital Management

We principally manage our capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts, and other subordinated debt or other forms of capital as business conditions warrant and subject to approval of the Federal Reserve Board. We manage our capital requirements principally by setting limits on balance sheet assets and/or limits on risk, in each case both at the consolidated and business levels. We attribute capital usage to each of our businesses based upon our regulatory capital requirements, as well as our internal risk-based capital assessment. We manage the levels of our capital usage based upon the established balance sheet and risk limits.

See Notes 16 and 19 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Berkshire Hathaway Warrant. On October 1, 2013, Berkshire Hathaway exercised in full a warrant to purchase shares of the firm’s common stock. The warrant, as amended in March 2013, required net share settlement, and the firm delivered 13.1 million shares of common stock to Berkshire Hathaway on October 4, 2013. The number of shares delivered represented the value of the difference between the average closing price of the firm’s common stock over the 10 trading days preceding October 1, 2013 and the exercise price of $115.00 multiplied by the number of shares of common stock (43.5 million) covered by the warrant. The impact to both the firm’s book value per common share and tangible book value per common share was a reduction of approximately 3%.

Goldman Sachs 2013 Form 10-K	85

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Share Repurchase Program. We seek to use our share repurchase program to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock.

On April 15, 2013, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 75.0 million shares of common stock pursuant to the firm’s existing share repurchase program. As of December 2013, under the share repurchase program approved by the Board, we can repurchase up to 57.2 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 and Note 19 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for additional information on our repurchase program and see above for information about the annual CCAR.

Other Capital Metrics

The table below presents information on our shareholders’ equity and book value per common share.

	As of December
in millions, except per share amounts	2013	2012
Total shareholders’ equity	$78,467	$75,716

Common shareholders’ equity	71,267	69,516

Tangible common shareholders’ equity	66,891	64,417

Book value per common share	152.48	144.67

Tangible book value per common share	143.11	134.06

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

The table below presents the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of December
in millions	2013	2012
Total shareholders’ equity	$78,467	$75,716

Deduct: Preferred stock	(7,200)	(6,200)
Common shareholders’ equity	71,267	69,516

Deduct: Goodwill and identifiable intangible assets	(4,376)	(5,099)
Tangible common shareholders’ equity	$66,891	$64,417

Book value and tangible book value per common share. Book value and tangible book value per common share are based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 467.4 million and 480.5 million as of December 2013 and December 2012, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

86	Goldman Sachs 2013 Form 10-K

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

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in Part II, Items 7 and 8 of the 2013 Form 10-K. In addition, see Note 3 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for a discussion of our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-K
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K.

Guarantees	See “Contractual Obligations” below and Note 18 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K.

Derivatives	See “Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K.

Goldman Sachs 2013 Form 10-K	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our unsecured long-term borrowings, secured long-term financings, time deposits and contractual interest payments, all of which are included in our consolidated statements of financial condition. Our obligations to make future cash payments also include certain off-balance-sheet contractual obligations such as purchase obligations, minimum rental payments under noncancelable leases and commitments and guarantees.

The table below presents our contractual obligations, commitments and guarantees as of December 2013.

in millions	2014	2015-2016	2017-2018	2019- Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 6,554	$ 4,626	$ 4,481	$ 15,661

Secured long-term financings [1]	—	5,847	943	734	7,524

Unsecured long-term borrowings [2]	—	45,706	43,639	71,620	160,965

Contractual interest payments [3]	6,695	12,303	5,252	36,919	61,169

Subordinated liabilities issued by consolidated VIEs	74	—	—	403	477

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	15,069	24,214	43,356	4,988	87,627

Contingent and forward starting resale and securities borrowing agreements	34,410	—	—	—	34,410

Forward starting repurchase and secured lending agreements	8,256	—	—	—	8,256

Letters of credit	465	21	10	5	501

Investment commitments [4]	1,359	5,387	20	350	7,116

Other commitments	3,734	102	54	65	3,955

Minimum rental payments	387	620	493	1,195	2,695

Derivative guarantees	517,634	180,543	39,367	57,736	795,280

Securities lending indemnifications	26,384	—	—	—	26,384

Other financial guarantees	1,361	620	1,140	1,046	4,167

1.	The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected exceeded the related fair value by $154 million.

2.

Includes $7.48 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal-protected) for which the fair value option was elected exceeded the related fair value by $92 million.

3.

Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of December 2013. Includes stated coupons, if any, on structured notes.

4.	$5.66 billion of commitments to covered funds (as defined by the Volcker Rule) are included in the 2014 and 2015-2016 columns. We expect that substantially all of these commitments will not be called.

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

•

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded. See Note 24 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about our unrecognized tax benefits.

88	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See Notes 15 and 18 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about our short-term borrowings and commitments and guarantees, respectively.

As of December 2013, our unsecured long-term borrowings were $160.97 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about our unsecured long-term borrowings.

As of December 2013, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $2.70 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. For 2013, total occupancy expenses for space held in excess of our current requirements were not material. In addition, for 2013, we incurred exit costs of $19 million related to our office space. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

Risk Management and Risk Factors

Risks are inherent in our business and include liquidity, market, credit, operational, legal, regulatory and reputational risks. For a further discussion of our risk management processes, see “Overview and Structure of Risk Management” below. Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For a further discussion of our areas of risk, see “— Liquidity Risk Management,” “— Market Risk Management,” “— Credit Risk Management,” “— Operational Risk Management” and “Certain Risk Factors That May Affect Our Businesses” below.

Goldman Sachs 2013 Form 10-K	89

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

Governance. Risk management governance starts with our Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its committees, including its Risk Committee. The Board also receives regular briefings on firmwide risks, including market risk, liquidity risk, credit risk and operational risk from our independent control and support functions, including the chief risk officer, and on matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee. The chief risk officer, as part of the review of the firmwide risk portfolio, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures. Next, at the most senior levels of the firm, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior managers lead and participate in risk-oriented committees, as do the leaders of our independent control and support functions — including those in Compliance, Controllers, our Credit Risk Management department (Credit Risk Management), Human Capital Management, Legal, our Market Risk Management department (Market Risk Management), Operations, our Operational Risk Management department (Operational Risk Management), Tax, Technology and Treasury.

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

90	Goldman Sachs 2013 Form 10-K

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

Goldman Sachs 2013 Form 10-K	91

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

92	Goldman Sachs 2013 Form 10-K

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

•

Firmwide Finance Committee. The Firmwide Finance Committee has oversight responsibility for liquidity risk, the size and composition of our balance sheet and capital base, and credit ratings. This committee regularly reviews our liquidity, balance sheet, funding position and capitalization, approves related policies, and makes recommendations as to any adjustments to be made in light of current events, risks, exposures and regulatory requirements. As a part of such oversight, among other things, this committee reviews and approves balance sheet limits and the size of our GCE. This committee is co-chaired by the firm’s chief financial officer and the firm’s global treasurer.

Goldman Sachs 2013 Form 10-K	93

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

94	Goldman Sachs 2013 Form 10-K

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

As of December 2013 and December 2012, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $184.07 billion and $174.62 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both December 2013 and December 2012 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the Year Ended December
in millions	2013	2012
U.S. dollar-denominated	$136,824	$125,111

Non-U.S. dollar-denominated	45,826	46,984
Total	$182,650	$172,095

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

Goldman Sachs 2013 Form 10-K	95

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of our GCE by asset class.

	Average for the Year Ended December
in millions	2013	2012
Overnight cash deposits	$ 61,265	$ 52,233

U.S. government obligations	76,019	72,379

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	2,551	2,313

German, French, Japanese and United Kingdom government obligations	42,815	45,170
Total	$182,650	$172,095

Our GCE is held by Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the Year Ended December
in millions	2013	2012
Group Inc.	$ 29,752	$ 37,405

Major broker-dealer subsidiaries	93,103	78,229

Major bank subsidiaries	59,795	56,461
Total	$182,650	$172,095

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

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

We maintain our GCE to enable us to meet current and potential liquidity requirements of our parent company, Group Inc., and its subsidiaries. The Modeled Liquidity Outflow incorporates a consolidated requirement for the firm as well as a standalone requirement for each of our major broker-dealer and bank subsidiaries. Liquidity held directly in each of these major subsidiaries is intended for use only by that subsidiary to meet its liquidity requirements and is assumed not to be available to Group Inc. unless (i) legally provided for and (ii) there are no additional regulatory, tax or other restrictions. In addition, the Modeled Liquidity Outflow incorporates a broader assessment of standalone liquidity requirements for other subsidiaries and we hold a portion of our GCE directly at Group Inc. to support such requirements. In addition to the GCE, we maintain operating cash balances in several of our other operating entities, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $90.77 billion for 2013 and $87.09 billion for 2012. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in our Modeled Liquidity Outflow.

96	Goldman Sachs 2013 Form 10-K

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

The potential contractual and contingent cash and collateral outflows covered in our Modeled Liquidity Outflow include:

Unsecured Funding

•

Contractual: All upcoming maturities of unsecured long-term debt, commercial paper, promissory notes and other unsecured funding products. We assume that we will be unable to issue new unsecured debt or roll over any maturing debt.

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

Goldman Sachs 2013 Form 10-K	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Exchange-Traded and OTC-cleared Derivatives

•	Contingent: Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded and OTC-cleared derivatives.

•	Contingent: An increase in initial margin and guaranty fund requirements by derivative clearing houses.

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

Subsidiary Funding Policies. The majority of our unsecured funding is raised by Group Inc. which lends the necessary funds to its subsidiaries, some of which are regulated, to meet their asset financing, liquidity and capital requirements. In addition, Group Inc. provides its regulated subsidiaries with the necessary capital to meet their regulatory requirements. The key benefit of this approach to subsidiary funding is greater flexibility to meet the funding requirements of various subsidiaries over time. Funding is also raised at the subsidiary level through a variety of products, including secured funding, unsecured borrowings and deposits.

98	Goldman Sachs 2013 Form 10-K

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2013, Group Inc. had $31.40 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $26.40 billion invested in GSI, a regulated U.K. broker-dealer; $2.26 billion invested in GSEC, a U.S. registered broker-dealer; $2.82 billion invested in GSJCL, a regulated Japanese broker-dealer; $20.04 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.50 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $75.77 billion of unsubordinated loans and $9.93 billion of collateral to these entities, substantially all of which was to GS&Co., GSI and GS Bank USA, as of December 2013. In addition, as of December 2013, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

Contingency Funding Plan

The Goldman Sachs contingency funding plan sets out the plan of action we would use to fund business activity in crisis situations and periods of market stress. The contingency funding plan outlines a list of potential risk factors, key reports and metrics that are reviewed on an ongoing basis to assist in assessing the severity of, and managing through, a liquidity crisis and/or market dislocation. The contingency funding plan also describes in detail the firm’s potential responses if our assessments indicate that the firm has entered a liquidity crisis, which include funding our potential cash and collateral needs as well as utilizing secondary sources of liquidity. Mitigants and action items to address specific risks which may arise are also described and assigned to individuals responsible for execution.

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

In addition, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC have issued a proposal on minimum liquidity standards that is generally consistent with the Basel Committee’s framework as described above, but, with certain modifications to the high-quality liquid asset definition and expected cash outflow assumptions, and accelerated transition provisions. In addition, under the proposed accelerated transition timeline, the liquidity coverage ratio would be introduced on January 1, 2015; however, there would be an accelerated U.S. phase-in period whereby firms would have an 80% minimum in 2015 which would be raised 10% per year until it reaches 100% in 2017.

The firm will continue to evaluate the impact to our risk management framework going forward. While the principles behind the new frameworks proposed by the Basel Committee and the Agencies are broadly consistent with our current liquidity management framework, it is possible that the implementation of these standards could impact our liquidity and funding requirements and practices.

Goldman Sachs 2013 Form 10-K	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Ratings

We rely on the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Certain Risk Factors That May Affect Our Businesses” below and “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K for a discussion of the risks associated with a reduction in our credit ratings.

During the fourth quarter of 2013, as part of a reassessment of its government support assumptions related to the eight largest U.S. bank holding companies, Moody’s Investors Service (Moody’s) lowered Group Inc.’s ratings on long-term debt (from A3 to Baa1) and subordinated debt (from Baa1 to Baa2). The table below presents the unsecured credit ratings and outlook of Group Inc.

As of December 2013
	Short-Term Debt		Long-Term Debt		Subordinated Debt	Trust Preferred	[1]	Preferred Stock		Ratings Outlook
DBRS, Inc.	R-1 (middle	)	A (high	)	A	A		BBB	[3]	Stable

Fitch, Inc.	F1		A	[2]	A-	BBB-		BB+	[3]	Stable

Moody’s	P-2		Baa1	[2]	Baa2	Baa3		Ba2	[3]	Stable

Standard & Poor’s Ratings Services (S&P)	A-2		A-	[2]	BBB+	BB+		BB+	[3]	Negative

Rating and Investment Information, Inc.	a-1		A+		A	N/A		N/A		Negative

1.	Trust preferred securities issued by Goldman Sachs Capital I.

2.	Includes the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

3.	Includes Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings of GS Bank USA, GS&Co., GSI and GSIB. On February 21, 2014, Moody’s assigned GSIB a rating of A2 for long-term debt and long-term bank deposits and P-1 for short-term debt and short-term bank deposits.

As of December 2013
	Short-Term Debt	Long-Term Debt	Short-Term Bank Deposits	Long-Term Bank Deposits
Fitch, Inc.
GS Bank USA	F1	A	F1	A+

GS&Co.	F1	A	N/A	N/A

GSI	F1	A	N/A	N/A

GSIB	F1	A	N/A	N/A

Moody’s
GS Bank USA	P-1	A2	P-1	A2

GSI	P-1	A2	N/A	N/A

S&P
GS Bank USA	A-1	A	N/A	N/A

GS&Co.	A-1	A	N/A	N/A

GSI	A-1	A	N/A	N/A

GSIB	A-1	A	N/A	N/A

100	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	our liquidity, market, credit and operational risk management practices;

•	the level and variability of our earnings;

•	our capital base;

•	our franchise, reputation and management;

•	our corporate governance; and

•	the external operating environment, including the assumed level of government support.

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

	As of December
in millions	2013	2012
Additional collateral or termination payments for a one-notch downgrade	$ 911	$1,534

Additional collateral or termination payments for a two-notch downgrade	2,989	2,500

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

Year Ended December 2013. Our cash and cash equivalents decreased by $11.54 billion to $61.13 billion at the end of 2013. We generated $4.54 billion in net cash from operating activities. We used net cash of $16.08 billion for investing and financing activities, primarily to fund loans held for investment and repurchases of common stock.

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

Goldman Sachs 2013 Form 10-K	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Market Risk Management

Overview

Market risk is the risk of loss in the value of our inventory, as well as certain other financial assets and financial liabilities, due to changes in market conditions. The firm employs a variety of risk measures, each described in the respective sections below, to monitor market risk. We hold inventory primarily for market making for our clients and for our investing and lending activities. Our inventory therefore changes based on client demands and our investment opportunities. Our inventory is accounted for at fair value and therefore fluctuates on a daily basis, with the related gains and losses included in “Market making,” and “Other principal transactions.” Categories of market risk include the following:

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

•

Commodity price risk: results from exposures to changes in spot prices, forward prices and volatilities of commodities, such as crude oil, petroleum products, natural gas, electricity, and precious and base metals.

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

Value-at-Risk

VaR is the potential loss in value due to adverse market movements over a defined time horizon with a specified confidence level. For positions included in VaR, see “— Financial Statement Linkages to Market Risk Measures.” We typically employ a one-day time horizon with a 95% confidence level. We use a single VaR model which captures risks including interest rates, equity prices, currency rates and commodity prices. As such, VaR facilitates comparison across portfolios of different risk characteristics. VaR also captures the diversification of aggregated risk at the firmwide level.

102	Goldman Sachs 2013 Form 10-K

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

When calculating VaR, we use historical simulations with full valuation of approximately 70,000 market factors. VaR is calculated at a position level based on simultaneously shocking the relevant market risk factors for that position. We sample from 5 years of historical data to generate the scenarios for our VaR calculation. The historical data is weighted so that the relative importance of the data reduces over time. This gives greater importance to more recent observations and reflects current asset volatilities, which improves the accuracy of our estimates of potential loss. As a result, even if our positions included in VaR were unchanged, our VaR would increase with increasing market volatility and vice versa.

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

Firmwide stress testing combines market, credit, operational and liquidity risks into a single combined scenario. Firmwide stress tests are primarily used to assess capital adequacy as part of our capital planning and stress testing process; however, we also ensure that firmwide stress testing is integrated into our risk governance framework. This includes selecting appropriate scenarios to use for our capital planning and stress testing process. See “Equity Capital — Capital Planning and Stress Testing Process” above for further information.

Goldman Sachs 2013 Form 10-K	103

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

Our VaR and stress testing models are regularly reviewed and enhanced in order to incorporate changes in the composition of positions included in the firm’s market risk measures, as well as variations in market conditions. Prior to implementing significant changes to our assumptions and/or models, we perform model validation and test runs. Significant changes to our VaR and stress testing models are reviewed with the firm’s chief risk officer and chief financial officer, and approved by the Firmwide Risk Committee.

We evaluate the accuracy of our VaR model through daily backtesting (i.e., comparing daily trading net revenues to the VaR measure calculated as of the prior business day) at the firmwide level and for each of our businesses and major regulated subsidiaries.

104	Goldman Sachs 2013 Form 10-K

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

Average Daily VaR

in millions Risk Categories	Year Ended December
	2013	2012	2011
Interest rates	$ 63	$ 78	$ 94

Equity prices	32	26	33

Currency rates	17	14	20

Commodity prices	19	22	32

Diversification effect	(51)	(54)	(66)
Total	$ 80	$ 86	$113

Our average daily VaR decreased to $80 million in 2013 from $86 million in 2012, primarily reflecting a decrease in the interest rates category principally due to lower levels of volatility and decreased exposures. This decrease was partially offset by an increase in the equity prices category principally due to increased exposures.

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

Year-End VaR and High and Low VaR

in millions Risk Categories	As of December		Year Ended December 2013
	2013	2012	High		Low
Interest rates	$ 59	$ 64	$ 77		$54

Equity prices	35	22	90	[1]	20

Currency rates	16	9	37		9

Commodity prices	20	18	25		13

Diversification effect	(45)	(42)
Total	$ 85	$ 71	$127		$64

1.	Reflects the impact of temporarily increased exposures as a result of equity underwriting transactions.

Our daily VaR increased to $85 million as of December 2013 from $71 million as of December 2012, primarily reflecting increases in the equity prices and currency rates categories, principally due to increased exposures. These increases were partially offset by a decrease in the interest rates category primarily due to decreased exposures.

During 2013 and 2012, the firmwide VaR risk limit was not exceeded and in each year it was reduced on one occasion due to lower levels of volatility.

Goldman Sachs 2013 Form 10-K	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects the VaR over the last four quarters.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during 2013 or 2012 (i.e., a VaR exception).

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

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for 2013.

106	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Sensitivity Measures

Certain portfolios and individual positions are not included in VaR because VaR is not the most appropriate risk measure. Other sensitivity measures we use to analyze market risk are described below.

10% Sensitivity Measures. The table below presents market risk for inventory positions that are not included in VaR. The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the underlying asset value. Equity positions below relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds, which are included in “Financial instruments owned, at fair value.” Debt positions include interests in funds that invest in corporate mezzanine and senior debt instruments, loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans. These debt positions are included in “Financial instruments owned, at fair value.” See Note 6 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about cash instruments. These measures do not reflect diversification benefits across asset categories or across other market risk measures.

Asset Categories	10% Sensitivity
	Amount as of December
in millions	2013	2012
Equity [1]	$2,256	$2,471

Debt	1,522	1,676
Total	$3,778	$4,147

1.	December 2012 includes $208 million related to our investment in the ordinary shares of ICBC, which was sold in the first half of 2013.

Credit Spread Sensitivity on Derivatives and Borrowings. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $4 million and $3 million (including hedges) as of December 2013 and December 2012, respectively. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a gain of $8 million and $7 million (including hedges) as of December 2013 and December 2012, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. As of December 2013 and December 2012, the firm had $14.90 billion and $6.50 billion, respectively, of loans held for investment which were accounted for at amortized cost and included in “Receivables from customers and counterparties,” substantially all of which had floating interest rates. As of December 2013 and December 2012, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $136 million and $62 million, respectively, of additional interest income over a 12-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 8 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about loans held for investment.

Goldman Sachs 2013 Form 10-K	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Financial Statement Linkages to Market Risk Measures

The firm employs a variety of risk measures, each described in the respective sections above, to monitor market risk across the consolidated statements of financial condition and consolidated statements of earnings. The related gains and losses on these positions are included in “Market making,” “Other principal transactions,” “Interest income” and “Interest expense.” The table below presents certain categories in our consolidated statement of financial condition and the market risk measures used to assess those assets and liabilities. Certain categories on the consolidated statement of financial condition are incorporated in more than one risk measure.

Categories on the Consolidated Statement of Financial Condition Included in Market Risk Measure	Market Risk Measure
Securities segregated for regulatory and other purposes, at fair value	• VaR
Collateralized agreements • Securities purchased under agreements to resell, at fair value • Securities borrowed, at fair value	• VaR
Receivables from customers and counterparties
• Certain secured loans, at fair value	• VaR
• Loans held for investment, at amortized cost	• Interest Rate Sensitivity
Financial instruments owned, at fair value	• VaR • 10% Sensitivity Measures • Credit Spread Sensitivity — Derivatives
Collateralized financings • Securities sold under agreements to repurchase, at fair value • Securities loaned, at fair value • Other secured financings, at fair value	• VaR
Financial instruments sold, but not yet purchased, at fair value	• VaR • Credit Spread Sensitivity — Derivatives
Unsecured short-term borrowings and unsecured long-term borrowings, at fair value	• VaR • Credit Spread Sensitivity — Borrowings

Other Market Risk Considerations

In addition, as of December 2013 and December 2012, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for further information about such lending commitments.

Additionally, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 12 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K for information on “Other assets.”

108	Goldman Sachs 2013 Form 10-K

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

Goldman Sachs 2013 Form 10-K	109

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

Credit Exposures

As of December 2013, our credit exposures decreased as compared with December 2012, primarily reflecting decreases in OTC derivatives, cash and securities financing exposures, partially offset by an increase in loans and lending commitments. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased from December 2012, primarily reflecting an increase in loans and lending commitments. During 2013, counterparty defaults primarily occurred within OTC derivatives and loans and lending commitments. The number of counterparty defaults during 2013 remained low and was less than 0.5% of all counterparties. Counterparty defaults were higher in 2013 (there were approximately 10 additional defaults compared with 2012), primarily related to OTC derivatives. Estimated losses associated with these defaults were higher compared with the prior year and were not material to the firm.

110	Goldman Sachs 2013 Form 10-K

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

As credit risk is an essential component of fair value, the firm includes a credit valuation adjustment (CVA) in the fair value of derivatives to reflect counterparty credit risk,

as described in Note 7 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K. CVA is a function of the present value of expected exposure, the probability of counterparty default and the assumed recovery upon default.

The tables below present the distribution of our exposure to OTC derivatives by tenor, based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives, both before and after the effect of collateral and netting agreements. Receivable and payable balances for the same counterparty across tenor categories are netted under enforceable netting agreements, and cash collateral received is netted under enforceable credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category. Net credit exposure in the tables below represents OTC derivative assets, all of which are included in “Financial instruments owned, at fair value,” less cash collateral and the fair value of securities collateral, primarily U.S. government and federal agency obligations and non-U.S. government and agency obligations, received under credit support agreements, which management considers when determining credit risk, but such collateral is not eligible for netting under U.S. GAAP. The categories shown reflect our internally determined public rating agency equivalents.

	As of December 2013
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 473	$ 1,470	$ 2,450	$ 4,393	$ (2,087)	$ 2,306	$ 2,159

AA/Aa2	3,463	7,642	29,926	41,031	(27,918)	13,113	8,596

A/A2	12,693	25,666	29,701	68,060	(48,803)	19,257	11,188

BBB/Baa2	4,377	10,112	24,013	38,502	(29,213)	9,289	5,952

BB/Ba2 or lower	2,972	6,188	4,271	13,431	(5,357)	8,074	6,381

Unrated	1,289	45	238	1,572	(9)	1,563	1,144
Total	$25,267	$51,123	$ 90,599	$166,989	$(113,387)	$53,602	$35,420

	As of December 2012
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 494	$ 1,934	$ 2,778	$ 5,206	$ (1,476)	$ 3,730	$ 3,443

AA/Aa2	4,631	7,483	20,357	32,471	(16,026)	16,445	10,467

A/A2	13,422	26,550	42,797	82,769	(57,868)	24,901	16,326

BBB/Baa2	7,032	12,173	27,676	46,881	(32,962)	13,919	4,577

BB/Ba2 or lower	2,489	5,762	7,676	15,927	(9,116)	6,811	4,544

Unrated	326	927	358	1,611	(13)	1,598	1,259
Total	$28,394	$54,829	$101,642	$184,865	$(117,461)	$67,404	$40,616

Goldman Sachs 2013 Form 10-K	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Lending and Financing Activities. We manage the firm’s lending and financing activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.

•

Lending Activities. The firm’s lending activities include lending to investment-grade and non-investment-grade corporate borrowers. Loans and lending commitments associated with these activities are principally used for operating liquidity and general corporate purposes or in connection with contingent acquisitions. The firm’s lending activities also include extending loans to borrowers that are secured by commercial and other real estate. See the tables below for further information about our credit exposures associated with these lending activities.

•

Securities Financing Transactions. The firm enters into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We manage our credit risk on securities financing transactions using the credit risk process, measures, limits and risk mitigants described above. We had approximately $29 billion and $37 billion as of December 2013 and December 2012, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk.

•

Other Credit Exposures. The firm is exposed to credit risk from its receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial cash margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $18 billion as of both December 2013 and December 2012, and was primarily comprised of initial margin (both cash and securities) placed with clearing organizations.

In addition, the firm extends other loans and lending commitments to its private wealth clients that are generally longer-term in nature and are primarily secured by residential real estate or other assets. The gross exposure related to such loans and lending commitments was approximately $11 billion and $7 billion as of December 2013 and December 2012, respectively. The fair value of the collateral received against such loans and lending commitments exceeded the gross exposure as of both December 2013 and December 2012.

Credit Exposure by Industry, Region and Credit Quality

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments (excluding Securities Financing Transactions and Other Credit Exposures above) broken down by industry, region and credit quality.

112	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of December		As of December		As of December
in millions	2013	2012	2013	2012	2013	2012
Asset Managers & Funds	$ 91	$ —	$10,812	$10,552	$ 2,075	$ 1,673

Banks, Brokers & Other Financial Institutions	9,742	10,507	11,448	21,310	11,824	6,192

Consumer Products, Non-Durables & Retail	—	—	3,448	1,516	16,477	13,304

Government & Central Banks	51,294	62,162	13,446	14,729	1,897	1,782

Healthcare & Education	—	—	2,157	3,764	12,283	7,717

Insurance	—	—	2,771	4,214	3,085	3,199

Natural Resources & Utilities	—	—	4,781	4,383	17,970	16,360

Real Estate	6	—	388	381	8,550	3,796

Technology, Media, Telecommunications & Services	—	—	2,124	2,016	16,740	17,674

Transportation	—	—	673	1,207	6,729	6,557

Other	—	—	1,554	3,332	7,695	4,650
Total	$61,133	$72,669	$53,602	$67,404	$105,325	$82,904

Credit Exposure by Region

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
	As of December		As of December		As of December
in millions	2013	2012	2013	2012	2013	2012
Americas	$54,470	$65,193	$21,423	$32,968	$ 77,710	$59,792

Europe, Middle East and Africa	2,143	1,683	25,983	26,739	25,222	21,104

Asia	4,520	5,793	6,196	7,697	2,393	2,008
Total	$61,133	$72,669	$53,602	$67,404	$105,325	$82,904

Credit Exposure by Credit Quality

	Cash		OTC Derivatives		Loans and Lending Commitments [1]
in millions Credit Rating Equivalent	As of December		As of December		As of December
	2013	2012	2013	2012	2013	2012
AAA/Aaa	$50,519	$59,825	$ 2,306	$ 3,730	$ 3,079	$ 2,179

AA/Aa2	2,748	6,356	13,113	16,445	7,001	7,220

A/A2	6,821	5,068	19,257	24,901	23,250	21,901

BBB/Baa2	527	326	9,289	13,919	30,496	26,313

BB/Ba2 or lower	518	1,094	8,074	6,811	41,114	25,291

Unrated	—	—	1,563	1,598	385	—
Total	$61,133	$72,669	$53,602	$67,404	$105,325	$82,904

1.

Includes approximately $23 billion and $12 billion of loans as of December 2013 and December 2012, respectively, and approximately $82 billion and $71 billion of lending commitments as of December 2013 and December 2012, respectively. Excludes certain loans and related lending commitments that are risk-managed as part of market risk using VaR and sensitivity measures.

Goldman Sachs 2013 Form 10-K	113

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

	As of December 2013
	Credit Exposure											Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ 233		$ —	$ 233	$ (72)		$ 161	$ —	$ 161	$ 12	$ —	$ (2)		$ 10

Non-Sovereign	—		6		—	6	—		6	—	6	10	3	3		16
Total Greece	—		239		—	239	(72)		167	—	167	22	3	1		26

Ireland
Sovereign	—		7		125	132	—		132	—	132	(48)	—	(162)		(210)

Non-Sovereign	373		356		127	856	(5)		851	41	892	291	91	108		490
Total Ireland	373		363		252	988	(5)		983	41	1,024	243	91	(54)		280

Italy
Sovereign	—		1,704		2	1,706	(1,691)		15	—	15	371	—	62		433

Non-Sovereign	10		527		195	732	(31)		701	660	1,361	361	(13)	(794)		(446)
Total Italy	10		2,231		197	2,438	(1,722)		716	660	1,376	732	(13)	(732)		(13)

Portugal
Sovereign	—		—		103	103	—		103	—	103	(27)	—	(73)		(100)

Non-Sovereign	—		16		20	36	—		36	—	36	126	—	(112)		14
Total Portugal	—		16		123	139	—		139	—	139	99	—	(185)		(86)

Spain
Sovereign	—		52		—	52	—		52	—	52	930	—	223		1,153

Non-Sovereign	1,025		230		65	1,320	(93)		1,227	855	2,082	1,490	158	(1,144)		504
Total Spain	1,025		282		65	1,372	(93)		1,279	855	2,134	2,420	158	(921)		1,657
Total	$1,408	[1]	$3,131	[2]	$637	$5,176	$(1,892	) [3]	$3,284	$1,556	$4,840	$3,516	$239	$(1,891	) [3]	$1,864

1.	Principally consists of loans collateralized by cash, securities and real estate.

2.	Includes the benefit of $4.4 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $254 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

114	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	As of December 2012
	Credit Exposure											Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ —		$ —	$ —	$ —		$ —	$ —	$ —	$ 30	$ —	$ —		$ 30

Non-Sovereign	—		5		1	6	—		6	—	6	65	15	(5)		75
Total Greece	—		5		1	6	—		6	—	6	95	15	(5)		105

Ireland
Sovereign	—		1		103	104	—		104	—	104	8	—	(150)		(142)

Non-Sovereign	—		126		36	162	—		162	—	162	801	74	155		1,030
Total Ireland	—		127		139	266	—		266	—	266	809	74	5		888

Italy
Sovereign	—		1,756		1	1,757	(1,714)		43	—	43	(415)	—	(603)		(1,018)

Non-Sovereign	43		560		129	732	(33)		699	587	1,286	434	65	(996)		(497)
Total Italy	43		2,316		130	2,489	(1,747)		742	587	1,329	19	65	(1,599)		(1,515)

Portugal
Sovereign	—		141		61	202	—		202	—	202	155	—	(226)		(71)

Non-Sovereign	—		44		2	46	—		46	—	46	168	(6)	(133)		29
Total Portugal	—		185		63	248	—		248	—	248	323	(6)	(359)		(42)

Spain
Sovereign	—		75		—	75	—		75	—	75	986	—	(268)		718

Non-Sovereign	1,048		259		23	1,330	(95)		1,235	733	1,968	1,268	83	(186)		1,165
Total Spain	1,048		334		23	1,405	(95)		1,310	733	2,043	2,254	83	(454)		1,883
Total	$1,091	[1]	$2,967	[2]	$356	$4,414	$(1,842	) [3]	$2,572	$1,320	$3,892	$3,500	$231	$(2,412	) [3]	$ 1,319

1.	Principally consists of loans for which the fair value of collateral exceeds the carrying value of such loans.

2.	Includes the benefit of $6.6 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $357 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underlyings. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives included above are bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash, U.S. Treasury securities or German government agency obligations. The gross purchased and written credit derivative notionals across the above countries for single-name and index credit default swaps (included in ‘Hedges’ and ‘Credit Derivatives’ in the tables above) were $154.6 billion and $148.2 billion, respectively, as of December 2013, and $179.4 billion and $168.6 billion, respectively, as of December 2012. Including netting under legally enforceable netting agreements, within each and across all of the countries above, the purchased and written credit derivative notionals for single-name and index credit default swaps were $22.3 billion and $15.8 billion, respectively, as of December 2013, and $26.0 billion and $15.3 billion, respectively, as of December 2012. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements.

In credit exposure above, ‘Other’ principally consists of deposits, secured lending transactions and other secured receivables, net of applicable collateral. As of December 2013 and December 2012, $11.9 billion and $4.8 billion, respectively, of secured lending transactions and other secured receivables were fully collateralized.

For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the consolidated financial statements in Part II, Item 8 of the 2013 Form 10-K.

Goldman Sachs 2013 Form 10-K	115

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

116	Goldman Sachs 2013 Form 10-K

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

We maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Operational Risk Committee, along with the support of regional or entity-specific working groups or committees, provides oversight of the ongoing development and implementation of our operational risk policies and framework. Operational Risk Management is a risk management function independent of our revenue-producing units, reports to the firm’s chief risk officer, and is responsible for developing and implementing policies, methodologies and a formalized framework for operational risk management with the goal of minimizing our exposure to operational risk.

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

Goldman Sachs 2013 Form 10-K	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Risk Identification and Reporting

The core of our operational risk management framework is risk identification and reporting. We have a comprehensive data collection process, including firmwide policies and procedures, for operational risk events.

We have established policies that require managers in our revenue-producing units and our independent control and support functions to escalate operational risk events. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems and/or processes to further mitigate the risk of future events.

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

Risk Measurement

We measure our operational risk exposure over a twelve-month time horizon using both statistical modeling and scenario analyses, which involve qualitative assessments of the potential frequency and extent of potential operational risk losses, for each of our businesses. Operational risk measurement incorporates qualitative and quantitative assessments of factors including:

•	internal and external operational risk event data;

•	assessments of our internal controls;

•	evaluations of the complexity of our business activities;

•	the degree of and potential for automation in our processes;

•	new product information;

•	the legal and regulatory environment;

•	changes in the markets for our products and services, including the diversity and sophistication of our customers and counterparties; and

•	the liquidity of the capital markets and the reliability of the infrastructure that supports the capital markets.

The results from these scenario analyses are used to monitor changes in operational risk and to determine business lines that may have heightened exposure to operational risk. These analyses ultimately are used in the determination of the appropriate level of operational risk capital to hold.

Risk Monitoring

We evaluate changes in the operational risk profile of our businesses, including changes in business mix or jurisdictions in which we operate, by monitoring the factors noted above at a firmwide level. We have both detective and preventive internal controls, which are designed to reduce the frequency and severity of operational risk losses and the probability of operational risk events. We monitor the results of assessments and independent internal audits of these internal controls.

Certain Risk Factors That May Affect Our Businesses

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal, regulatory and reputational risks. For a discussion of how management seeks to manage some of these risks, see “Overview and Structure of Risk Management.” A summary of the more important factors that could affect our businesses follows. For a further discussion of these and other important factors that could affect our businesses, financial condition, results of operations, cash flows and liquidity, see “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K.

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

118	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•	Our investment management business may be affected by the poor investment performance of our investment products.

•	We may incur losses as a result of ineffective risk management processes and strategies.

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

•	Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and lending activities.

•	The financial services industry is both highly competitive and interrelated.

•	We face enhanced risks as new business initiatives lead us to transact with a broader array of clients and counterparties and expose us to new asset classes and new markets.

•	Derivative transactions and delayed settlements may expose us to unexpected risk and potential losses.

•	Our businesses may be adversely affected if we are unable to hire and retain qualified employees.

•	Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.
•	We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

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

•

Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation, potential catastrophic events and environmental, reputational and other risks that may expose us to significant liabilities and costs.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Structure of Risk Management” in Part II, Item 7 of the 2013 Form 10-K.

Goldman Sachs 2013 Form 10-K	119

Item 8.    Financial Statements and Supplementary Data

120	Goldman Sachs 2013 Form 10-K

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

As of December 31, 2013, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2013 was effective.

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

The firm’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 122, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2013.

Goldman Sachs 2013 Form 10-K	121

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 121. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 27, 2014

122	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended December
in millions, except per share amounts	2013	2012	2011
Revenues
Investment banking	$ 6,004	$ 4,941	$ 4,361

Investment management	5,194	4,968	4,691

Commissions and fees	3,255	3,161	3,773

Market making	9,368	11,348	9,287

Other principal transactions	6,993	5,865	1,507
Total non-interest revenues	30,814	30,283	23,619

Interest income	10,060	11,381	13,174

Interest expense	6,668	7,501	7,982
Net interest income	3,392	3,880	5,192
Net revenues, including net interest income	34,206	34,163	28,811
Operating expenses
Compensation and benefits	12,613	12,944	12,223

Brokerage, clearing, exchange and distribution fees	2,341	2,208	2,463

Market development	541	509	640

Communications and technology	776	782	828

Depreciation and amortization	1,322	1,738	1,865

Occupancy	839	875	1,030

Professional fees	930	867	992

Insurance reserves	176	598	529

Other expenses	2,931	2,435	2,072
Total non-compensation expenses	9,856	10,012	10,419
Total operating expenses	22,469	22,956	22,642
Pre-tax earnings	11,737	11,207	6,169

Provision for taxes	3,697	3,732	1,727
Net earnings	8,040	7,475	4,442

Preferred stock dividends	314	183	1,932
Net earnings applicable to common shareholders	$ 7,726	$ 7,292	$ 2,510
Earnings per common share
Basic	$ 16.34	$ 14.63	$ 4.71

Diluted	15.46	14.13	4.51

Average common shares outstanding
Basic	471.3	496.2	524.6

Diluted	499.6	516.1	556.9

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2013 Form 10-K	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December
in millions	2013	2012	2011
Net earnings	$8,040	$7,475	$4,442

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(50)	(89)	(55)

Pension and postretirement liabilities	38	168	(145)

Available-for-sale securities	(327)	244	(30)

Cash flow hedges	8	—	—
Other comprehensive income/(loss)	(331)	323	(230)
Comprehensive income	$7,709	$7,798	$4,212

The accompanying notes are an integral part of these consolidated financial statements.

124	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	As of December
in millions, except share and per share amounts	2013	2012
Assets
Cash and cash equivalents	$ 61,133	$ 72,669

Cash and securities segregated for regulatory and other purposes (includes $31,937 and $30,484 at fair value as of December 2013 and December 2012, respectively)	49,671	49,671

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $161,297 and $141,331 at fair value as of December 2013 and December 2012, respectively)	161,732	141,334

Securities borrowed (includes $60,384 and $38,395 at fair value as of December 2013 and December 2012, respectively)	164,566	136,893

Receivables from brokers, dealers and clearing organizations	23,840	18,480

Receivables from customers and counterparties (includes $7,416 and $7,866 at fair value as of December 2013 and December 2012, respectively)	88,935	72,874

Financial instruments owned, at fair value (includes $62,348 and $67,177 pledged as collateral as of December 2013 and December 2012, respectively)	339,121	407,011

Other assets (includes $18 and $13,426 at fair value as of December 2013 and December 2012, respectively)	22,509	39,623
Total assets	$911,507	$938,555
Liabilities and shareholders’ equity
Deposits (includes $7,255 and $5,100 at fair value as of December 2013 and December 2012, respectively)	$ 70,807	$ 70,124

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	164,782	171,807

Securities loaned (includes $973 and $1,558 at fair value as of December 2013 and December 2012, respectively)	18,745	13,765

Other secured financings (includes $23,591 and $30,337 at fair value as of December 2013 and December 2012, respectively)	24,814	32,010

Payables to brokers, dealers and clearing organizations	5,349	5,283

Payables to customers and counterparties	199,416	189,202

Financial instruments sold, but not yet purchased, at fair value	127,426	126,644

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $19,067 and $17,595 at fair value as of December 2013 and December 2012, respectively)	44,692	44,304

Unsecured long-term borrowings (includes $11,691 and $12,593 at fair value as of December 2013 and December 2012, respectively)	160,965	167,305

Other liabilities and accrued expenses (includes $388 and $12,043 at fair value as of December 2013 and December 2012, respectively)	16,044	42,395
Total liabilities	833,040	862,839

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $7,200 and $6,200 as of December 2013 and December 2012, respectively	7,200	6,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 837,219,068 and 816,807,400 shares issued as of December 2013 and December 2012, respectively, and 446,359,012 and 465,148,387 shares outstanding as of December 2013 and December 2012, respectively	8	8

Restricted stock units and employee stock options	3,839	3,298

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	48,998	48,030

Retained earnings	71,961	65,223

Accumulated other comprehensive loss	(524)	(193)

Stock held in treasury, at cost, par value $0.01 per share; 390,860,058 and 351,659,015 shares as of December 2013 and December 2012, respectively	(53,015)	(46,850)
Total shareholders’ equity	78,467	75,716
Total liabilities and shareholders’ equity	$911,507	$938,555

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2013 Form 10-K	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December
in millions	2013	2012	2011
Preferred stock
Balance, beginning of year	$ 6,200	$ 3,100	$ 6,957

Issued	1,000	3,100	—

Repurchased	—	—	(3,857)
Balance, end of year	7,200	6,200	3,100

Common stock
Balance, beginning of year	8	8	8

Issued	—	—	—
Balance, end of year	8	8	8

Restricted stock units and employee stock options
Balance, beginning of year	3,298	5,681	7,706

Issuance and amortization of restricted stock units and employee stock options	2,017	1,368	2,863

Delivery of common stock underlying restricted stock units	(1,378)	(3,659)	(4,791)

Forfeiture of restricted stock units and employee stock options	(79)	(90)	(93)

Exercise of employee stock options	(19)	(2)	(4)
Balance, end of year	3,839	3,298	5,681

Additional paid-in capital
Balance, beginning of year	48,030	45,553	42,103

Issuance of common stock	—	—	103

Delivery of common stock underlying share-based awards	1,483	3,939	5,160

Cancellation of restricted stock units in satisfaction of withholding tax requirements	(599)	(1,437)	(1,911)

Preferred stock issuance costs	(9)	(13)	—

Excess net tax benefit/(provision) related to share-based awards	94	(11)	138

Cash settlement of share-based compensation	(1)	(1)	(40)
Balance, end of year	48,998	48,030	45,553

Retained earnings
Balance, beginning of year	65,223	58,834	57,163

Net earnings	8,040	7,475	4,442

Dividends and dividend equivalents declared on common stock and restricted stock units	(988)	(903)	(769)

Dividends declared on preferred stock	(314)	(183)	(2,002)
Balance, end of year	71,961	65,223	58,834

Accumulated other comprehensive loss
Balance, beginning of year	(193)	(516)	(286)

Other comprehensive income/(loss)	(331)	323	(230)
Balance, end of year	(524)	(193)	(516)

Stock held in treasury, at cost
Balance, beginning of year	(46,850)	(42,281)	(36,295)

Repurchased	(6,175)	(4,637)	(6,036)

Reissued	40	77	65

Other	(30)	(9)	(15)
Balance, end of year	(53,015)	(46,850)	(42,281)
Total shareholders’ equity	$ 78,467	$ 75,716	$ 70,379

The accompanying notes are an integral part of these consolidated financial statements.

126	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December
in millions	2013	2012	2011
Cash flows from operating activities
Net earnings	$ 8,040	$ 7,475	$ 4,442

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	1,322	1,738	1,869

Deferred income taxes	29	(356)	726

Share-based compensation	2,015	1,319	2,849

Gain on sale of hedge fund administration business	—	(494)	—

Gain on sale of European insurance business	(211)	—	—

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(143)	10,817	(10,532)

Net receivables from brokers, dealers and clearing organizations	(5,313)	(2,838)	(3,780)

Net payables to customers and counterparties	1,631	(17,661)	13,883

Securities borrowed, net of securities loaned	(22,698)	23,031	8,940

Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(28,971)	53,527	122

Financial instruments owned, at fair value	51,079	(48,783)	5,085

Financial instruments sold, but not yet purchased, at fair value	933	(18,867)	4,243

Other, net	(3,170)	3,971	(5,346)
Net cash provided by operating activities	4,543	12,879	22,501

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(706)	(961)	(1,184)

Proceeds from sales of property, leasehold improvements and equipment	62	49	78

Business acquisitions, net of cash acquired	(2,274)	(593)	(431)

Proceeds from sales of investments	2,503	1,195	2,645

Purchase of available-for-sale securities	(738)	(5,220)	(2,752)

Proceeds from sales of available-for-sale securities	817	4,537	3,129

Loans held for investment, net	(8,392)	(2,741)	(856)
Net cash provided by/(used for) investing activities	(8,728)	(3,734)	629

Cash flows from financing activities
Unsecured short-term borrowings, net	1,336	(1,952)	(3,780)

Other secured financings (short-term), net	(7,272)	1,540	(1,195)

Proceeds from issuance of other secured financings (long-term)	6,604	4,687	9,809

Repayment of other secured financings (long-term), including the current portion	(3,630)	(11,576)	(8,878)

Proceeds from issuance of unsecured long-term borrowings	30,851	27,734	29,169

Repayment of unsecured long-term borrowings, including the current portion	(30,473)	(36,435)	(29,187)

Derivative contracts with a financing element, net	874	1,696	1,602

Deposits, net	683	24,015	7,540

Preferred stock repurchased	—	—	(3,857)

Common stock repurchased	(6,175)	(4,640)	(6,048)

Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(1,302)	(1,086)	(2,771)

Proceeds from issuance of preferred stock, net of issuance costs	991	3,087	—

Proceeds from issuance of common stock, including stock option exercises	65	317	368

Excess tax benefit related to share-based compensation	98	130	358

Cash settlement of share-based compensation	(1)	(1)	(40)
Net cash provided by/(used for) financing activities	(7,351)	7,516	(6,910)
Net increase/(decrease) in cash and cash equivalents	(11,536)	16,661	16,220

Cash and cash equivalents, beginning of year	72,669	56,008	39,788
Cash and cash equivalents, end of year	$ 61,133	$ 72,669	$ 56,008

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $5.69 billion, $9.25 billion and $8.05 billion for 2013, 2012 and 2011, respectively.

Cash payments for income taxes, net of refunds, were $4.07 billion, $1.88 billion and $1.78 billion for 2013, 2012 and 2011, respectively.

Non-cash activities:

During 2012, the firm assumed $77 million of debt in connection with business acquisitions. During 2011, the firm assumed $2.09 billion of debt and issued $103 million of common stock in connection with the acquisition of Goldman Sachs Australia Pty Ltd (GS Australia), formerly Goldman Sachs & Partners Australia Group Holdings Pty Ltd.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2013 Form 10-K	127

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

Investing & Lending

The firm invests in and originates loans to provide financing to clients. These investments and loans are typically longer-term in nature. The firm makes investments, some of which are consolidated, directly and indirectly through funds that the firm manages, in debt securities and loans, public and private equity securities, and real estate entities.

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

All references to 2013, 2012 and 2011 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2013, December 31, 2012 and December 31, 2011, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

128	Goldman Sachs 2013 Form 10-K

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

Variable Interest Entities. A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. The firm has a controlling financial interest in a VIE when the firm has one or more variable interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 11 for further information about VIEs.

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

Goldman Sachs 2013 Form 10-K	129

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

Use of Estimates

Preparation of these consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets and the provisions for losses that may arise from litigation, regulatory proceedings and tax audits. These estimates and assumptions are based on the best available information but actual results could be materially different.

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

130	Goldman Sachs 2013 Form 10-K

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of December 2013 and December 2012, “Cash and cash equivalents” included $4.14 billion and $6.75 billion, respectively, of cash and due from banks, and $56.99 billion and $65.92 billion, respectively, of interest-bearing deposits with banks.

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

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2013.

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2013.

Goldman Sachs 2013 Form 10-K	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Offsetting Assets and Liabilities

To reduce credit exposures on derivatives and securities financing transactions, the firm may enter into master netting agreements or similar arrangements (collectively, netting agreements) with counterparties that permit it to offset receivables and payables with such counterparties. A netting agreement is a contract with a counterparty that permits net settlement of multiple transactions with that counterparty, including upon the exercise of termination rights by a non-defaulting party. Upon exercise of such termination rights, all transactions governed by the netting agreement are terminated and a net settlement amount is calculated. In addition, the firm receives and posts cash and securities collateral with respect to its derivatives and securities financing transactions, subject to the terms of the related credit support agreements or similar arrangements (collectively, credit support agreements). An enforceable credit support agreement grants the non-defaulting party exercising termination rights the right to liquidate the collateral and apply the proceeds to any amounts owed. In order to assess enforceability of the firm’s right of setoff under netting and credit support agreements, the firm evaluates various factors including applicable bankruptcy laws, local statutes and regulatory provisions in the jurisdiction of the parties to the agreement.

Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) in the consolidated statements of financial condition when a legal right of setoff exists under an enforceable netting agreement. Resale and repurchase agreements and securities borrowed and loaned transactions with the same term and currency are presented on a net-by-counterparty basis in the consolidated statements of financial condition when such transactions meet certain settlement criteria and are subject to netting agreements.

In the consolidated statements of financial condition, derivatives are reported net of cash collateral received and posted under enforceable credit support agreements, when transacted under an enforceable netting agreement. In the consolidated statements of financial condition, resale and repurchase agreements, and securities borrowed and loaned are not reported net of the related cash and securities received or posted as collateral. See Note 9 for further information about collateral received and pledged, including rights to deliver or repledge collateral. See Notes 7 and 9 for further information about offsetting.

Insurance Activities

The firm sold a majority stake in each of its Americas reinsurance business (April 2013) and its European insurance business (December 2013). As a result, the firm no longer consolidates these businesses. The remaining investments of approximately 20% in the Americas reinsurance business and approximately 36% in the European insurance business are accounted for at fair value under the fair value option and are included in “Financial instruments owned, at fair value” as of December 2013. Results from these remaining investments are included in the Investing & Lending segment.

Prior to the sales, certain of the firm’s insurance contracts were accounted for at fair value under the fair value option, with changes in fair value included in “Market making” revenues. See Note 8 for further information about the fair values of these insurance contracts. Revenues from variable annuity and life insurance and reinsurance contracts not accounted for at fair value generally consisted of fees assessed on contract holder account balances for mortality charges, policy administration fees and surrender charges. These revenues were recognized in earnings over the period that services were provided and were included in “Market making” revenues. Changes in reserves, including interest credited to policyholder account balances, were recognized in “Insurance reserves.” Premiums earned for underwriting property catastrophe reinsurance were recognized in earnings over the coverage period, net of premiums ceded for the cost of reinsurance, and were included in “Market making” revenues. Expenses for liabilities related to property catastrophe reinsurance claims, including estimates of losses that have been incurred but not reported, were included in “Insurance reserves.”

132	Goldman Sachs 2013 Form 10-K

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

Investment Companies (ASC 946). In June 2013, the FASB issued ASU No. 2013-08, “Financial Services — Investment Companies (Topic 946) — Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU No. 2013-08 clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU No. 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. Adoption of ASU No. 2013-08 did not affect the firm’s financial condition, results of operations, or cash flows.

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

Goldman Sachs 2013 Form 10-K	133

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

	As of December 2013			As of December 2012
in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 8,608	$ —		$ 6,057	$ —

U.S. government and federal agency obligations	71,072	20,920		93,241	15,905

Non-U.S. government and agency obligations	40,944	26,999		62,250	32,361

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,596	1		9,805	—

Loans and securities backed by residential real estate	9,025	2		8,216	4

Bank loans and bridge loans	17,400	925	[2]	22,407	1,779	[2]

Corporate debt securities	17,412	5,253		20,981	5,761

State and municipal obligations	1,476	51		2,477	1

Other debt obligations	3,129	4		2,251	–

Equities and convertible debentures	101,024	22,583		96,454	20,406

Commodities [1]	4,556	966		11,696	–

Derivatives	57,879	49,722		71,176	50,427
Total	$339,121	$127,426		$407,011	$126,644

1.

As of December 2012, includes $4.29 billion of commodities that have been transferred to third parties, which were accounted for as collateralized financings rather than sales. No such transactions related to commodities included in “Financial instruments owned, at fair value” were outstanding as of December 2013.

2.	Primarily relates to the fair value of unfunded lending commitments for which the fair value option was elected.

134	Goldman Sachs 2013 Form 10-K

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

Product Type in millions	Year Ended December
	2013		2012		2011
Interest rates	$ 930		$ 4,445		$ 1,580

Credit	1,845		4,263		3,454

Currencies	2,446		(1,001)		958

Equities	2,655		2,482		2,014

Commodities	902		492		1,573

Other	590	[2]	667	[3]	(292)
Market making	9,368		11,348		9,287
Other principal transactions [1]	6,993		5,865		1,507
Total	$16,361		$17,213		$10,794

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

2.	Includes a gain of $211 million on the sale of a majority stake in the firm’s European insurance business.

3.	Includes a gain of $494 million on the sale of the firm’s hedge fund administration business.

Goldman Sachs 2013 Form 10-K	135

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

136	Goldman Sachs 2013 Form 10-K

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

The table below presents financial assets and financial liabilities accounted for at fair value under the fair value option or in accordance with other U.S. GAAP. In the table below, cash collateral and counterparty netting represents the impact on derivatives of netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

	As of December
$ in millions	2013	2012
Total level 1 financial assets	$156,030	$ 190,737

Total level 2 financial assets	499,480	502,293

Total level 3 financial assets	40,013	47,095

Cash collateral and counterparty netting	(95,350)	(101,612)
Total financial assets at fair value	$600,173	$ 638,513

Total assets [1]	$911,507	$ 938,555

Total level 3 financial assets as a percentage of Total assets	4.4%	5.0%

Total level 3 financial assets as a percentage of Total financial assets at fair value	6.7%	7.4%

Total level 1 financial liabilities	$ 68,412	$ 65,994

Total level 2 financial liabilities	300,583	318,764

Total level 3 financial liabilities	12,046	25,679

Cash collateral and counterparty netting	(25,868)	(32,760)
Total financial liabilities at fair value	$355,173	$ 377,677

Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	3.4%	6.8%

1.	Includes approximately $890 billion and $915 billion as of December 2013 and December 2012, respectively, that is carried at fair value or at amounts that generally approximate fair value.

Level 3 financial assets as of December 2013 decreased compared with December 2012, primarily reflecting a decrease in derivative assets, bank loans and bridge loans, and loans and securities backed by commercial real estate. The decrease in derivative assets primarily reflected a decline in credit derivative assets, principally due to settlements and unrealized losses. The decrease in bank loans and bridge loans, and loans and securities backed by commercial real estate primarily reflected settlements and sales, partially offset by purchases and transfers into level 3.

Level 3 financial liabilities as of December 2013 decreased compared with December 2012, primarily reflecting a decrease in other liabilities and accrued expenses, principally due to the sale of a majority stake in the firm’s European insurance business in December 2013.

See Notes 6, 7 and 8 for further information about level 3 cash instruments, derivatives and other financial assets and financial liabilities accounted for at fair value under the fair value option, respectively, including information about significant unrealized gains and losses, and transfers in and out of level 3.

Goldman Sachs 2013 Form 10-K	137

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

138	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Valuation Techniques and Significant Inputs

The table below presents the valuation techniques and the nature of significant inputs. These valuation techniques and significant inputs are generally used to determine the fair values of each type of level 3 cash instrument.

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

Significant inputs are generally determined based on relative value analyses and include:

•   Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral and the basis, or price difference, to such prices

•   Market yields implied by transactions of similar or related assets and/or current levels and changes in market indices such as the CMBX (an index that tracks the performance of commercial mortgage bonds)

•   A measure of expected future cash flows in a default scenario (recovery rates) implied by the value of the underlying collateral, which is mainly driven by current performance of the underlying collateral, capitalization rates and multiples. Recovery rates are expressed as a percentage of notional or face value of the instrument and reflect the benefit of credit enhancements on certain instruments

•   Timing of expected future cash flows (duration) which, in certain cases, may incorporate the impact of other unobservable inputs (e.g., prepayment speeds)

Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination

Valuation techniques vary by instrument, but are generally based on discounted cash flow techniques.

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

Goldman Sachs 2013 Form 10-K	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant Unobservable Inputs

The tables below present the ranges of significant unobservable inputs used to value the firm’s level 3 cash instruments. These ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument. Weighted averages in the tables below are calculated by weighting each input by the relative fair value of the respective financial instruments. The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one cash instrument. For example, the highest multiple presented in the tables below for private equity investments is appropriate for valuing a specific private equity investment but may not be appropriate for valuing any other private equity investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 cash instruments.

Level 3 Cash Instruments	Level 3 Assets as of December 2013 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average) as of December 2013
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$2,692	Discounted cash flows:
		• Yield	2.7% to 29.1% (10.1%)
		• Recovery rate	26.2% to 88.1% (74.4%)
		• Duration (years)	0.6 to 5.7 (2.0)
		• Basis	(9) points to 20 points (5 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,961	Discounted cash flows:
		• Yield	2.6% to 25.8% (10.1%)
		• Cumulative loss rate	9.8% to 56.6% (24.9%)
		• Duration (years)	1.4 to 16.7 (3.6)
Bank loans and bridge loans	$9,324	Discounted cash flows:
		• Yield	1.0% to 39.6% (9.3%)
		• Recovery rate	40.0% to 85.0% (54.9%)
		• Duration (years)	0.5 to 5.3 (2.1)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$3,977	Discounted cash flows:
		• Yield	1.5% to 40.2% (8.9%)
		• Recovery rate	0.0% to 70.0% (61.9%)
		• Duration (years)	0.6 to 16.1 (4.2)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$14,685 [1]	Comparable multiples:
		• Multiples	0.6x to 18.8x (6.9x)
Discounted cash flows:
		• Discount rate/yield	6.0% to 29.1% (14.6%)
		• Long-term growth rate/compound annual growth rate	1.0% to 19.0% (8.1%)
		• Capitalization rate	4.6% to 11.3% (7.1%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

140	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Cash Instruments	Level 3 Assets as of December 2012 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average) as of December 2012
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$3,389	Discounted cash flows:
		• Yield	4.0% to 43.3% (9.8%)
		• Recovery rate	37.0% to 96.2% (81.7%)
		• Duration (years)	0.1 to 7.0 (2.6)
		• Basis	(13) points to 18 points (2 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,619	Discounted cash flows:
		• Yield	3.1% to 17.0% (9.7%)
		• Cumulative loss rate	0.0% to 61.6% (31.6%)
		• Duration (years)	1.3 to 5.9 (3.7)
Bank loans and bridge loans	$11,235	Discounted cash flows:
		• Yield	0.3% to 34.5% (8.3%)
		• Recovery rate	16.5% to 85.0% (56.0%)
		• Duration (years)	0.2 to 4.4 (1.9)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$4,651	Discounted cash flows:
		• Yield	0.6% to 33.7% (8.6%)
		• Recovery rate	0.0% to 70.0% (53.4%)
		• Duration (years)	0.5 to 15.5 (4.0)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$14,855 [1]	Comparable multiples:
		• Multiples	0.7x to 21.0x (7.2x)
Discounted cash flows:
		• Discount rate/yield	10.0% to 25.0% (14.3%)
		• Long-term growth rate/compound annual growth rate	0.7% to 25.0% (9.3%)
		• Capitalization rate	3.9% to 11.4% (7.3%)

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

Goldman Sachs 2013 Form 10-K	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 216	$ 8,392	$ —		$ 8,608

U.S. government and federal agency obligations	29,582	41,490	—		71,072

Non-U.S. government and agency obligations	29,451	11,453	40		40,944

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	3,904	2,692		6,596

Loans and securities backed by residential real estate	—	7,064	1,961		9,025

Bank loans and bridge loans	—	8,076	9,324		17,400

Corporate debt securities [2]	240	14,299	2,873		17,412

State and municipal obligations	—	1,219	257		1,476

Other debt obligations [2]	—	2,322	807		3,129

Equities and convertible debentures	76,945	9,394	14,685	[3]	101,024

Commodities	—	4,556	—		4,556
Total	$136,434	$112,169	$32,639		$281,242

	Cash Instrument Liabilities at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 20,871	$ 49	$ —		$ 20,920

Non-U.S. government and agency obligations	25,325	1,674	—		26,999

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	—	1		1

Loans and securities backed by residential real estate	—	2	—		2

Bank loans and bridge loans	—	641	284		925

Corporate debt securities	10	5,241	2		5,253

State and municipal obligations	—	50	1		51

Other debt obligations	—	3	1		4

Equities and convertible debentures	22,107	468	8		22,583

Commodities	—	966	—		966
Total	$ 68,313	$ 9,094	$ 297		$ 77,704

1.	Includes $295 million and $411 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $451 million and $1.62 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $12.82 billion of private equity investments, $1.37 billion of investments in real estate entities and $491 million of convertible debentures.

142	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Cash Instrument Assets at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 2,155	$ 3,902	$ —		$ 6,057

U.S. government and federal agency obligations	42,856	50,385	—		93,241

Non-U.S. government and agency obligations	46,715	15,509	26		62,250

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	6,416	3,389		9,805

Loans and securities backed by residential real estate	—	6,597	1,619		8,216

Bank loans and bridge loans	—	11,172	11,235		22,407

Corporate debt securities [2]	111	18,049	2,821		20,981

State and municipal obligations	—	1,858	619		2,477

Other debt obligations [2]	—	1,066	1,185		2,251

Equities and convertible debentures	72,875	8,724	14,855	[3]	96,454

Commodities	—	11,696	—		11,696
Total	$164,712	$135,374	$35,749		$335,835

	Cash Instrument Liabilities at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 15,475	$ 430	$ —		$ 15,905

Non-U.S. government and agency obligations	31,011	1,350	—		32,361

Mortgage and other asset-backed loans and securities:
Loans and securities backed by residential real estate	—	4	—		4

Bank loans and bridge loans	—	1,143	636		1,779

Corporate debt securities	28	5,731	2		5,761

State and municipal obligations	—	1	—		1

Equities and convertible debentures	19,416	986	4		20,406
Total	$ 65,930	$ 9,645	$ 642		$ 76,217

1.	Includes $489 million and $446 million of CDOs backed by real estate in level 2 and level 3, respectively.

2.	Includes $284 million and $1.76 billion of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $12.67 billion of private equity investments, $1.58 billion of investments in real estate entities and $600 million of convertible debentures.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During 2013, transfers into level 2 from level 1 of cash instruments were $1 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments were $79 million, reflecting transfers of public equity securities, primarily due to increased market activity in these instruments.

During 2012, transfers into level 2 from level 1 of cash instruments were $1.85 billion, including transfers of non-U.S. government obligations of $1.05 billion, reflecting the level of market activity in these instruments, and transfers of equity securities of $806 million, primarily reflecting the impact of transfer restrictions. Transfers into level 1 from level 2 of cash instruments were $302 million, including transfers of non-U.S. government obligations of $180 million, reflecting the level of market activity in these instruments, and transfers of equity securities of $102 million, where the firm was able to obtain quoted prices for certain actively traded instruments.

Goldman Sachs 2013 Form 10-K	143

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

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the year. Purchases in the tables below include both originations and secondary market purchases.

	Level 3 Cash Instrument Assets at Fair Value for the Year Ended December 2013
in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Non-U.S. government and agency obligations	$ 26	$ 7		$ 5	$ 12	$ (20)	$ —	$ 10	$ —	$ 40

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,389	206		224	733	(894)	(1,055)	262	(173)	2,692

Loans and securities backed by residential real estate	1,619	143		150	660	(467)	(269)	209	(84)	1,961

Bank loans and bridge loans	11,235	529		444	3,725	(2,390)	(4,778)	942	(383)	9,324

Corporate debt securities	2,821	407		398	1,140	(1,584)	(576)	404	(137)	2,873

State and municipal obligations	619	6		(2)	134	(492)	(2)	6	(12)	257

Other debt obligations	1,185	47		38	648	(445)	(161)	14	(519)	807

Equities and convertible debentures	14,855	189		1,709	1,866	(862)	(1,610)	882	(2,344)	14,685
Total	$35,749	$1,534	[1]	$2,966 [1]	$8,918	$(7,154)	$(8,451)	$2,729	$(3,652)	$32,639

	Level 3 Cash Instrument Liabilities at Fair Value for the Year Ended December 2013
in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Total	$ 642	$ (1)		$ (64)	$ (432)	$ 269	$ 8	$ 35	$ (160)	$ 297

1.	The aggregate amounts include gains of approximately $1.09 billion, $2.69 billion and $723 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $3.03 billion (reflecting $2.97 billion on cash instrument assets and $64 million on cash instrument liabilities) for 2013 primarily consisted of gains on private equity investments, principally driven by strong corporate performance, bank loans and bridge loans, primarily due to tighter credit spreads and favorable company-specific events, and corporate debt securities, primarily due to tighter credit spreads.

Transfers into level 3 during 2013 primarily reflected transfers of certain bank loans and bridge loans and private equity investments from level 2, principally due to a lack of market transactions in these instruments.

Transfers out of level 3 during 2013 primarily reflected transfers of certain private equity investments to level 2, principally due to increased transparency of market prices as a result of market transactions in these instruments.

144	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Level 3 Cash Instrument Assets at Fair Value for the Year Ended December 2012
in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3		Balance, end of year
Non-U.S. government and agency obligations	$ 148	$ 2		$ (52)	$ 16	$ (40)	$ (45)	$ 1	$ (4)		$ 26

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,346	238		232	1,613	(910)	(1,389)	337	(78)		3,389

Loans and securities backed by residential real estate	1,709	146		276	703	(844)	(380)	65	(56)		1,619

Bank loans and bridge loans	11,285	592		322	4,595	(2,794)	(2,738)	1,178	(1,205)		11,235

Corporate debt securities	2,480	331		266	1,143	(961)	(438)	197	(197)		2,821

State and municipal obligations	599	26		2	96	(90)	(22)	8	—		619

Other debt obligations	1,451	64		(25)	759	(355)	(125)	39	(623	) [1]	1,185

Equities and convertible debentures	13,667	292		992	3,071	(702)	(1,278)	965	(2,152)		14,855
Total	$34,685	$1,691	[2]	$2,013 [2]	$11,996	$(6,696)	$(6,415)	$2,790	$(4,315)		$35,749

	Level 3 Cash Instrument Liabilities at Fair Value for the Year Ended December 2012
in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3		Balance, end of year
Total	$ 905	$ (19)		$ (54)	$ (530)	$ 366	$ 45	$ 63	$ (134)		$ 642

1.

Primarily reflects transfers related to the firm’s reinsurance business of level 3 “Other debt obligations” within cash instruments at fair value to level 3 “Other assets,” within other financial assets at fair value, as this business was classified as held for sale as of December 2012. See Note 8 for further information.

2.	The aggregate amounts include gains of approximately $617 million, $2.13 billion and $962 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $2.07 billion (reflecting $2.01 billion of gains on cash instrument assets and $54 million of gains on cash instrument liabilities) for 2012 primarily consisted of gains on private equity investments, mortgage and other asset-backed loans and securities, bank loans and bridge loans, and corporate debt securities. Unrealized gains for 2012 primarily reflected the impact of an increase in global equity prices and tighter credit spreads.

Transfers into level 3 during 2012 primarily reflected transfers from level 2 of certain bank loans and bridge loans, and private equity investments, principally due to a lack of market transactions in these instruments.

Transfers out of level 3 during 2012 primarily reflected transfers to level 2 of certain private equity investments and bank loans and bridge loans. Transfers of private equity investments to level 2 were principally due to improved transparency of market prices as a result of market transactions in these instruments. Transfers of bank loans and bridge loans to level 2 were principally due to market transactions in these instruments and unobservable inputs no longer being significant to the valuation of certain loans.

Goldman Sachs 2013 Form 10-K	145

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

The firm’s investments in funds that calculate NAV primarily consist of investments in firm-sponsored private equity, credit, real estate and hedge funds where the firm co-invests with third-party investors.

Private equity funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, growth investments and distressed investments. Credit funds generally invest in loans and other fixed income instruments and are focused on providing private high-yield capital for mid- to large-sized leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers. Real estate funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and property. The private equity, credit and real estate funds are primarily closed-end funds in which the firm’s investments are not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated.

The firm also invests in hedge funds, primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies including long/short equity, credit, convertibles, risk arbitrage, special situations and capital structure arbitrage. These investments in hedge funds are generally redeemable on a quarterly basis with 91 days’ notice, subject to a maximum redemption level of 25% of the firm’s initial investments at any quarter-end; however, these investments also include interests where the underlying assets are illiquid in nature, and proceeds from redemptions will not be distributed until the underlying assets are liquidated.

Many of the funds described above are “covered funds” as defined by the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) which has a conformance period that ends in July 2015 subject to possible extensions through 2017.

The firm continues to manage its existing funds, taking into account the transition periods under the Volcker Rule. The firm is currently redeeming certain of its interests in hedge funds to comply with the Volcker Rule. Since March 2012, the firm has redeemed approximately $2.21 billion of these interests in hedge funds, including approximately $1.15 billion during 2013 and $1.06 billion during 2012.

For certain of the firm’s covered funds, in order to be compliant with the Volcker Rule by the prescribed compliance date, to the extent that the underlying investments of the particular funds are not sold, the firm may be required to sell its investments in such funds. If that occurs, the firm could receive a value for its investments that is less than the then carrying value, as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions.

The tables below present the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of December 2013
in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$ 7,446	$2,575

Credit funds	3,624	2,515

Hedge funds	1,394	—

Real estate funds	1,908	471
Total	$14,372	$5,561

	As of December 2012
in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$ 7,680	$2,778

Credit funds	3,927	2,843

Hedge funds	2,167	—

Real estate funds	2,006	870
Total	$15,780	$6,491

146	Goldman Sachs 2013 Form 10-K

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

Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (collateral netting). Derivative assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively. Substantially all gains and losses on derivatives not designated as hedges under ASC 815 are included in “Market making” and “Other principal transactions.”

The table below presents the fair value of derivatives on a net-by-counterparty basis.

	As of December 2013
in millions	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 4,277	$ 6,366

OTC	53,602	43,356
Total	$57,879	$49,722

	As of December 2012
in millions	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 3,772	$ 2,937

OTC	67,404	47,490
Total	$71,176	$50,427

Goldman Sachs 2013 Form 10-K	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the fair value and the notional amount of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure. The table below also presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated statements of financial condition, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP. Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted in the table below. Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

	As of December 2013			As of December 2012
in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Interest rates	$ 641,186	$ 587,110	$44,110,483	$ 584,584	$ 545,605	$34,891,763

Exchange-traded	157	271	2,366,448	47	26	2,502,867

OTC-cleared [1]	266,230	252,596	24,888,301	8,847	11,011	14,678,349

Bilateral OTC	374,799	334,243	16,855,734	575,690	534,568	17,710,547

Credit	60,751	56,340	2,946,376	85,816	74,927	3,615,757

OTC-cleared	3,943	4,482	348,848	3,359	2,638	304,100

Bilateral OTC	56,808	51,858	2,597,528	82,457	72,289	3,311,657

Currencies	70,757	63,659	4,311,971	72,128	60,808	3,833,114

Exchange-traded	98	122	23,908	31	82	12,341

OTC-cleared	88	97	11,319	14	14	5,487

Bilateral OTC	70,571	63,440	4,276,744	72,083	60,712	3,815,286

Commodities	18,007	18,228	701,101	23,320	24,350	774,115

Exchange-traded	4,323	3,661	346,057	5,360	5,040	344,823

OTC-cleared	11	12	135	26	23	327

Bilateral OTC	13,673	14,555	354,909	17,934	19,287	428,965

Equities	56,719	55,472	1,406,499	49,483	43,681	1,202,181

Exchange-traded	10,544	13,157	534,840	9,409	8,864	441,494

Bilateral OTC	46,175	42,315	871,659	40,074	34,817	760,687
Subtotal	847,420	780,809	53,476,430	815,331	749,371	44,316,930
Derivatives accounted for as hedges
Interest rates	11,403	429	132,879	23,772	66	128,302

OTC-cleared [1]	1,327	27	10,637	—	—	—

Bilateral OTC	10,076	402	122,242	23,772	66	128,302

Currencies	74	56	9,296	21	86	8,452

OTC-cleared	1	10	869	—	—	3

Bilateral OTC	73	46	8,427	21	86	8,449

Commodities	36	—	335	—	—	—

Exchange-traded	—	—	23	—	—	—

Bilateral OTC	36	—	312	—	—	—
Subtotal	11,513	485	142,510	23,793	152	136,754
Gross fair value/notional amount of derivatives	$ 858,933 [2]	$ 781,294 [2]	$53,618,940	$ 839,124 [2]	$ 749,523 [2]	$44,453,684
Amounts that have been offset in the consolidated statements of financial condition
Counterparty netting	(707,411)	(707,411)		(668,460)	(668,460)

Exchange-traded	(10,845)	(10,845)		(11,075)	(11,075)

OTC-cleared [1]	(254,756)	(254,756)		(11,507)	(11,507)

Bilateral OTC	(441,810)	(441,810)		(645,878)	(645,878)

Cash collateral	(93,643)	(24,161)		(99,488)	(30,636)

OTC-cleared [1]	(16,353)	(2,515)		(468)	(2,160)

Bilateral OTC	(77,290)	(21,646)		(99,020)	(28,476)
Fair value included in financial instruments owned/financial instruments sold, but not yet purchased	$ 57,879	$ 49,722		$ 71,176	$ 50,427
Amounts that have not been offset in the consolidated statements of financial condition
Cash collateral received/posted	(636)	(2,806)		(812)	(2,994)

Securities collateral received/posted	(13,225)	(10,521)		(17,225)	(14,262)
Total	$ 44,018	$ 36,395		$ 53,139	$ 33,171

1.

Pursuant to the rule changes at a clearing organization, effective December 31, 2013, transactions with this clearing organization are no longer considered settled each day. This change resulted in an increase of gross interest rate derivative assets and liabilities of $251.76 billion and $235.07 billion, respectively, as of December 2013, and a corresponding increase in counterparty netting and cash collateral with no impact to the consolidated statements of financial condition. The impact of reflecting transactions with this clearing organization as settled as of December 2012 resulted in a reduction of gross interest rate derivative assets and liabilities of $315.40 billion and $298.69 billion, respectively.

2.

Includes derivative assets and derivative liabilities of $23.18 billion and $23.46 billion, respectively, as of December 2013, and derivative assets and derivative liabilities of $24.62 billion and $25.73 billion, respectively, as of December 2012, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

148	Goldman Sachs 2013 Form 10-K

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

Goldman Sachs 2013 Form 10-K	149

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

Valuation Adjustments

Valuation adjustments are integral to determining the fair value of derivative portfolios and are used to adjust the mid-market valuations produced by derivative pricing models to the appropriate exit price valuation. These adjustments incorporate bid/offer spreads, the cost of liquidity, credit valuation adjustments and funding valuation adjustments, which account for the credit and funding risk inherent in the uncollateralized portion of derivative portfolios. The firm also makes funding valuation adjustments to collateralized derivatives where the terms of the agreement do not permit the firm to deliver or repledge collateral received. Market-based inputs are generally used when calibrating valuation adjustments to market-clearing levels.

In addition, for derivatives that include significant unobservable inputs, the firm makes model or exit price adjustments to account for the valuation uncertainty present in the transaction.

150	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant Unobservable Inputs

The tables below present the ranges of significant unobservable inputs used to value the firm’s level 3 derivatives as well as the averages and medians of these inputs. The ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative. Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average. The ranges, averages and medians of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one derivative. For example, the highest correlation presented in the tables below for interest rate derivatives is appropriate for valuing a specific interest rate derivative but may not be appropriate for valuing any other interest rate derivative. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 derivatives.

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of December 2013 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) as of December 2013
Interest rates	$(86)	Option pricing models: Correlation [2] Volatility	22% to 84% (58% / 60%) 36 basis points per annum (bpa) to 165 bpa (107 bpa / 112 bpa)
Credit	$4,176 [1]	Option pricing models, correlation models and discounted cash flows models: Correlation [2] Credit spreads Upfront credit points Recovery rates	5% to 93% (61% / 61%) 1 basis points (bps) to 1,395 bps (153 bps / 116 bps) [3] 0 points to 100 points (46 points / 43 points) 20% to 85% (50% / 40%)
Currencies	$(200)	Option pricing models: Correlation [2]	65% to 79% (72% / 72%)
Commodities	$60 [1]	Option pricing models and discounted cash flows models: Volatility Spread per million British Thermal units (MMBTU) of natural gas Spread per Metric Tonne (MT) of coal	15% to 52% (23% / 21%) $(1.74) to $5.62 ($(0.11) / $(0.04)) $(17.00) to $0.50 ($(6.54) / $(5.00))
Equities	$(959)	Option pricing models: Correlation [2] Volatility	23% to 99% (58% / 59%) 6% to 63% (20% / 20%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

2.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (42)% to 78% (Average: 25% / Median: 30%) as of December 2013.

3.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

Goldman Sachs 2013 Form 10-K	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of December 2012 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) as of December 2012
Interest rates	$(355)	Option pricing models: Correlation [2] Volatility	22% to 97% (67% / 68%) 37 bpa to 59 bpa (48 bpa / 47 bpa)
Credit	$6,228 [1]	Option pricing models, correlation models and discounted cash flows models: Correlation [2] Credit spreads Recovery rates	5% to 95% (50% / 50%) 9 bps to 2,341 bps (225 bps / 140 bps) [3] 15% to 85% (54% / 53%)
Currencies	$35	Option pricing models: Correlation [2]	65% to 87% (76% / 79%)
Commodities	$(304) [1]	Option pricing models and discounted cash flows models: Volatility Spread per MMBTU of natural gas Price per megawatt hour of power Price per barrel of oil	13% to 53% (30% / 29%) $(0.61) to $6.07 ($0.02 / $0.00) $17.30 to $57.39 ($33.17 / $32.80) $86.64 to $98.43 ($92.76 / $93.62)
Equities	$(1,248)	Option pricing models: Correlation [2] Volatility	48% to 98% (68% / 67%) 15% to 73% (31% / 30%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

2.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (51)% to 66% (Average: 30% / Median: 35%) as of December 2012.

3.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

152	Goldman Sachs 2013 Form 10-K

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

Goldman Sachs 2013 Form 10-K	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Derivatives by Level

The tables below present the fair value of derivatives on a gross basis by level and major product type as well as the impact of netting. The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

Counterparty netting is reflected in each level to the extent that receivable and payable balances are netted within the same level. Where the netting of receivable and payable balances is across levels, the counterparty netting is reflected in “Cross-level netting.” Cash collateral netting is reflected in “Cash collateral.”

	Derivative Assets at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Total
Interest rates	$91	$ 652,104	$ 394	$ —	$ 652,589

Credit	—	52,834	7,917	—	60,751

Currencies	—	70,481	350	—	70,831

Commodities	—	17,517	526	—	18,043

Equities	3	55,826	890	—	56,719
Gross fair value of derivative assets	94	848,762	10,077	—	858,933

Counterparty netting	—	(702,703)	(3,001)	(1,707)	(707,411)
Subtotal	$94	$ 146,059	$ 7,076	$(1,707)	$ 151,522

Cash collateral					(93,643)
Fair value included in financial instruments owned					$ 57,879

	Derivative Liabilities at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Total
Interest rates	$93	$ 586,966	$ 480	$ —	$ 587,539

Credit	—	52,599	3,741	—	56,340

Currencies	—	63,165	550	—	63,715

Commodities	—	17,762	466	—	18,228

Equities	6	53,617	1,849	—	55,472
Gross fair value of derivative liabilities	99	774,109	7,086	—	781,294

Counterparty netting	—	(702,703)	(3,001)	(1,707)	(707,411)
Subtotal	$99	$ 71,406	$ 4,085	$(1,707)	$ 73,883

Cash collateral					(24,161)
Fair value included in financial instruments sold, but not yet purchased					$ 49,722

154	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Derivative Assets at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Total
Interest rates	$13	$ 608,151	$ 192	$ —	$ 608,356

Credit	—	74,907	10,909	—	85,816

Currencies	—	71,157	992	—	72,149

Commodities	—	22,697	623	—	23,320

Equities	43	48,698	742	—	49,483
Gross fair value of derivative assets	56	825,610	13,458	—	839,124

Counterparty netting	—	(662,798)	(3,538)	(2,124)	(668,460)
Subtotal	$56	$ 162,812	$ 9,920	$(2,124)	$ 170,664

Cash collateral					(99,488)
Fair value included in financial instruments owned					$ 71,176

	Derivative Liabilities at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Total
Interest rates	$14	$ 545,110	$ 547	$ —	$ 545,671

Credit	—	70,246	4,681	—	74,927

Currencies	—	59,937	957	—	60,894

Commodities	—	23,423	927	—	24,350

Equities	50	41,641	1,990	—	43,681
Gross fair value of derivative liabilities	64	740,357	9,102	—	749,523

Counterparty netting	—	(662,798)	(3,538)	(2,124)	(668,460)
Subtotal	$64	$ 77,559	$ 5,564	$(2,124)	$ 81,063

Cash collateral					(30,636)
Fair value included in financial instruments sold, but not yet purchased					$ 50,427

Goldman Sachs 2013 Form 10-K	155

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the year.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Year Ended December 2013
in millions	Asset/ (liability) balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of year
Interest rates — net	$ (355)	$ (78)		$ 168		$ 1	$ (8)	$ 196	$ (9)	$ (1)	$ (86)

Credit — net	6,228	(1)		(977)		201	(315)	(1,508)	695	(147)	4,176

Currencies — net	35	(93)		(419)		22	(6)	169	139	(47)	(200)

Commodities — net	(304)	(6)		58		21	(48)	281	50	8	60

Equities — net	(1,248)	(67)		(202)		77	(472)	1,020	(15)	(52)	(959)
Total derivatives — net	$ 4,356	$(245	) [1]	$(1,372	) [1]	$322	$(849)	$ 158	$860	$(239)	$2,991

1.	The aggregate amounts include losses of approximately $1.29 billion and $324 million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized loss on level 3 derivatives of $1.37 billion for 2013 principally resulted from changes in level 2 inputs and was primarily attributable to losses on certain credit derivatives, principally due to the impact of tighter credit spreads, and losses on certain currency derivatives, primarily due to changes in foreign exchange rates.

Transfers into level 3 derivatives during 2013 primarily reflected transfers of credit derivative assets from level 2, principally due to reduced transparency of upfront credit points and correlation inputs used to value these derivatives.

Transfers out of level 3 derivatives during 2013 primarily reflected transfers of certain credit derivatives to level 2, principally due to unobservable credit spread and correlation inputs no longer being significant to the valuation of these derivatives and unobservable inputs not being significant to the net risk of certain portfolios.

156	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Level 3 Derivative Assets and Liabilities at Fair Value for the Year Ended December 2012
in millions	Asset/ (liability) balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of year
Interest rates — net	$ (371)	$ (60)	$ 19		$ 7	$ (28)	$ 71	$ 68	$ (61)	$ (355)

Credit — net	6,300	246	(701)		138	(270)	(1,597)	2,503	(391)	6,228

Currencies — net	842	(17)	(502)		17	(5)	(144)	65	(221)	35

Commodities — net	(605)	(11)	228		63	(410)	307	(41)	165	(304)

Equities — net	(432)	(80)	(276)		123	(724)	267	(50)	(76)	(1,248)
Total derivatives — net	$5,734	$ 78 [1]	$(1,232	) [1]	$348	$(1,437)	$(1,096)	$2,545	$(584)	$ 4,356

1.	The aggregate amounts include losses of approximately $903 million and $251 million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized loss on level 3 derivatives of $1.23 billion for 2012 principally resulted from changes in level 2 inputs and was primarily attributable to the impact of tighter credit spreads, changes in foreign exchange rates and increases in global equity prices on certain derivatives, partially offset by the impact of a decline in volatility on certain commodity derivatives.

Transfers into level 3 derivatives during 2012 primarily reflected transfers from level 2 of certain credit derivative assets, principally due to unobservable inputs becoming significant to the valuation of these derivatives, and transfers from level 2 of other credit derivative assets, principally due to reduced transparency of correlation inputs used to value these derivatives.

Transfers out of level 3 derivatives during 2012 primarily reflected transfers to level 2 of certain credit derivative assets, principally due to unobservable inputs no longer being significant to the valuation of these derivatives, transfers to level 2 of certain currency derivative assets, principally due to unobservable correlation inputs no longer being significant to the valuation of these derivatives, and transfers to level 2 of certain commodity derivative liabilities, principally due to increased transparency of volatility inputs used to value these derivatives.

Impact of Credit Spreads on Derivatives

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants.

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $(66) million for 2013, $(735) million for 2012 and $573 million for 2011.

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

	As of December
in millions	2013	2012
Fair value of assets	$ 285	$ 320

Fair value of liabilities	373	398
Net liability	$ 88	$ 78
Notional amount	$7,580	$10,567

Goldman Sachs 2013 Form 10-K	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and by product type. Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives. Counterparty netting is reflected in the tables below as follows:

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category;
•	Counterparty netting across product types within a tenor category is reflected in “Netting across product types;” and

•	Counterparty netting across tenor categories is reflected in “Cross maturity netting.”

in millions	OTC Derivatives as of December 2013
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 7,235	$26,029	$75,731	$108,995

Credit	1,233	8,410	5,787	15,430

Currencies	9,499	8,478	7,361	25,338

Commodities	2,843	4,040	143	7,026

Equities	7,016	9,229	4,972	21,217

Netting across product types	(2,559)	(5,063)	(3,395)	(11,017)
Subtotal	$25,267	$51,123	$90,599	$166,989

Cross maturity netting				(19,744)

Cash collateral [1]				(93,643)
Total				$ 53,602

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 5,019	$16,910	$21,903	$ 43,832

Credit	2,339	6,778	1,901	11,018

Currencies	8,843	5,042	4,313	18,198

Commodities	3,062	2,424	2,387	7,873

Equities	6,325	6,964	4,068	17,357

Netting across product types	(2,559)	(5,063)	(3,395)	(11,017)
Subtotal	$23,029	$33,055	$31,177	$ 87,261

Cross maturity netting				(19,744)

Cash collateral [1]				(24,161)
Total				$ 43,356

1.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

158	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

in millions	OTC Derivatives as of December 2012
Assets Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$10,318	$28,445	$ 80,449	$119,212

Credit	2,190	12,244	7,970	22,404

Currencies	11,100	8,379	11,044	30,523

Commodities	3,840	3,862	304	8,006

Equities	3,757	7,730	6,957	18,444

Netting across product types	(2,811)	(5,831)	(5,082)	(13,724)
Subtotal	$28,394	$54,829	$101,642	$184,865

Cross maturity netting				(17,973)

Cash collateral [1]				(99,488)
Total				$ 67,404

Liabilities Product Type	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total
Interest rates	$ 6,266	$17,860	$ 32,422	$ 56,548

Credit	809	7,537	3,168	11,514

Currencies	8,586	4,849	5,782	19,217

Commodities	3,970	3,119	2,267	9,356

Equities	3,775	5,476	3,937	13,188

Netting across product types	(2,811)	(5,831)	(5,082)	(13,724)
Subtotal	$20,595	$33,010	$ 42,494	$ 96,099

Cross maturity netting				(17,973)

Cash collateral [1]				(30,636)
Total				$ 47,490

1.	Represents the netting of cash collateral received and posted on a counterparty basis under enforceable credit support agreements.

Goldman Sachs 2013 Form 10-K	159

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

	As of December
in millions	2013	2012
Net derivative liabilities under bilateral agreements	$22,176	$27,885

Collateral posted	18,178	24,296

Additional collateral or termination payments for a one-notch downgrade	911	1,534

Additional collateral or termination payments for a two-notch downgrade	2,989	2,500

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

160	Goldman Sachs 2013 Form 10-K

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

As of December 2013, written and purchased credit derivatives had total gross notional amounts of $1.43 trillion and $1.52 trillion, respectively, for total net notional purchased protection of $81.55 billion. As of December 2012, written and purchased credit derivatives had total gross notional amounts of $1.76 trillion and $1.86 trillion, respectively, for total net notional purchased protection of $98.33 billion.

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

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives				Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives	[1]	Other Purchased Credit Derivatives	[2]	Asset	Liability	Net Asset/ (Liability)
As of December 2013
Credit spread on underlying (basis points)
0 - 250	$286,029	$ 950,126	$ 79,241	$1,315,396	$1,208,334		$183,665		$32,508	$ 4,396	$ 28,112

251 - 500	7,148	42,570	10,086	59,804	44,642		16,884		2,837	1,147	1,690

501 - 1,000	3,968	18,637	1,854	24,459	22,748		2,992		101	1,762	(1,661)

Greater than 1,000	5,600	27,911	1,226	34,737	30,510		6,169		514	12,436	(11,922)
Total	$302,745	$1,039,244	$ 92,407	$1,434,396	$1,306,234		$209,710		$35,960	$19,741	$ 16,219

As of December 2012
Credit spread on underlying (basis points)
0 - 250	$360,289	$ 989,941	$103,481	$1,453,711	$1,343,561		$201,459		$28,817	$ 8,249	$ 20,568

251 - 500	13,876	126,659	35,086	175,621	157,371		19,063		4,284	7,848	(3,564)

501 - 1,000	9,209	52,012	5,619	66,840	60,456		8,799		769	4,499	(3,730)

Greater than 1,000	11,453	49,721	3,622	64,796	57,774		10,812		568	21,970	(21,402)
Total	$394,827	$1,218,333	$147,808	$1,760,968	$1,619,162		$240,133		$34,438	$42,566	$ (8,128)

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of all other purchased credit derivatives not included in “Offsetting Purchased Credit Derivatives.”

Goldman Sachs 2013 Form 10-K	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Hedge Accounting

The firm applies hedge accounting for (i) certain interest rate swaps used to manage the interest rate exposure of certain fixed-rate unsecured long-term and short-term borrowings and certain fixed-rate certificates of deposit, (ii) certain foreign currency forward contracts and foreign currency-denominated debt used to manage foreign currency exposures on the firm’s net investment in certain non-U.S. operations and (iii) certain commodities-related swap and forward contracts used to manage the exposure to the variability in cash flows associated with the forecasted sales of certain energy commodities by one of the firm’s consolidated investments.

To qualify for hedge accounting, the derivative hedge must be highly effective at reducing the risk from the exposure being hedged. Additionally, the firm must formally document the hedging relationship at inception and test the hedging relationship at least on a quarterly basis to ensure the derivative hedge continues to be highly effective over the life of the hedging relationship.

Fair Value Hedges

The firm designates certain interest rate swaps as fair value hedges. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR) or OIS), effectively converting a substantial portion of fixed-rate obligations into floating-rate obligations.

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

The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges, the related hedged borrowings and bank deposits, and the hedge ineffectiveness on these derivatives, which primarily consists of amortization of prepaid credit spreads resulting from the passage of time.

	Year Ended December
in millions	2013	2012	2011
Interest rate hedges	$(8,683)	$(2,383)	$ 4,679

Hedged borrowings and bank deposits	6,999	665	(6,300)
Hedge ineffectiveness	$(1,684)	$(1,718)	$(1,621)

162	Goldman Sachs 2013 Form 10-K

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

For qualifying net investment hedges, the gains or losses on the hedging instruments, to the extent effective, are included in “Currency translation” within the consolidated statements of comprehensive income.

The table below presents the gains/(losses) from net investment hedging.

	Year Ended December
in millions	2013	2012	2011
Currency hedges	$150	$(233)	$ 160

Foreign currency-denominated debt hedges	470	347	(147)

The gain/(loss) related to ineffectiveness was not material for 2013, 2012 or 2011. The loss reclassified to earnings from accumulated other comprehensive income was not material for 2013 or 2012, and was $186 million for 2011.

As of December 2013 and December 2012, the firm had designated $1.97 billion and $2.77 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

Cash Flow Hedges

Beginning in the third quarter of 2013, the firm designated certain commodities-related swap and forward contracts as cash flow hedges. These swap and forward contracts hedge the firm’s exposure to the variability in cash flows associated with the forecasted sales of certain energy commodities by one of the firm’s consolidated investments.

The firm applies a statistical method that utilizes regression analysis when assessing hedge effectiveness. A cash flow hedge is considered highly effective in offsetting changes in forecasted cash flows attributable to the hedged risk when the regression analysis results in a coefficient of determination of 80% or greater and a slope between 80% and 125%.

For qualifying cash flow hedges, the gains or losses on derivatives, to the extent effective, are included in “Cash flow hedges” within the consolidated statements of comprehensive income. Gains or losses resulting from hedge ineffectiveness are included in “Other principal transactions” in the consolidated statements of earnings.

The effective portion of the gains, before taxes, recognized on these cash flow hedges was $14 million for 2013. The gain/(loss) related to hedge ineffectiveness was not material for 2013. There were no gains/(losses) excluded from the assessment of hedge effectiveness or reclassified to earnings from accumulated other comprehensive income during 2013.

The amounts recorded in “Cash flow hedges” will be reclassified to “Other principal transactions” in the same periods as the corresponding gain or loss on the sale of the hedged energy commodities, which is also recorded in “Other principal transactions.” The firm expects to reclassify $5 million of gains, net of taxes, related to cash flow hedges from “Cash flow hedges” to earnings within the next twelve months. The length of time over which the firm is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately two years.

Goldman Sachs 2013 Form 10-K	163

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

164	Goldman Sachs 2013 Form 10-K

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. The ranges of significant unobservable inputs used to value level 3 resale and repurchase agreements are as follows:

As of December 2013:

•	Yield: 1.3% to 3.9% (weighted average: 1.4%)

•	Duration: 0.2 to 2.7 years (weighted average: 2.5 years)

As of December 2012:

•	Yield: 1.7% to 5.4% (weighted average: 1.9%)

•	Duration: 0.4 to 4.5 years (weighted average: 4.1 years)

Generally, increases in yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 resale and repurchase agreements, the interrelationship of inputs is not necessarily uniform across such agreements.

See Note 9 for further information about collateralized agreements.

Other Secured Financings. The significant inputs to the valuation of other secured financings at fair value are the amount and timing of expected future cash flows, interest rates, funding spreads, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market prices, market yields and recovery assumptions) and the frequency of additional collateral calls. The ranges of significant unobservable inputs used to value level 3 other secured financings are as follows:

As of December 2013:

•	Funding spreads: 40 bps to 250 bps (weighted average: 162 bps)

•	Yield: 0.9% to 14.3% (weighted average: 5.0%)

•	Duration: 0.8 to 16.1 years (weighted average: 3.7 years)

As of December 2012:

•	Yield: 0.3% to 20.0% (weighted average: 4.2%)

•	Duration: 0.3 to 10.8 years (weighted average: 2.4 years)

Generally, increases in funding spreads, yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings.

See Note 9 for further information about collateralized financings.

Goldman Sachs 2013 Form 10-K	165

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

Insurance Contracts. During 2013, the firm sold a majority stake in both its Americas reinsurance business (April 2013) and its European insurance business (December 2013). See Note 3 for further information about these sales. Prior to selling these businesses, the firm had elected the fair value option on certain insurance contracts. These contracts could be settled only in cash and qualified for the fair value option because they were recognized financial instruments. These contracts were valued using market transactions and other market evidence where possible, including market-based inputs to models, calibration to market-clearing transactions or other alternative pricing sources with reasonable levels of price transparency. Significant inputs were interest rates, inflation rates, volatilities, funding spreads, yield and duration, which incorporated policy lapse and projected mortality assumptions. When unobservable inputs to a valuation model were significant to the fair value measurement of an instrument, the instrument was classified in level 3. As of December 2012, assets and liabilities related to the European insurance business were included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses,” respectively, and assets and liabilities related to the Americas reinsurance business, which was classified as held for sale as of December 2012, were included in “Other assets” and “Other liabilities and accrued expenses,” respectively. The ranges of significant unobservable inputs used to value level 3 insurance contracts as of December 2012 were as follows:

•	Funding spreads: 39 bps to 61 bps (weighted average: 49 bps)

•	Yield: 4.4% to 15.1% (weighted average: 6.2%)

•	Duration: 5.3 to 8.8 years (weighted average: 7.6 years)

Generally, increases in funding spreads, yield or duration, in isolation, would result in a lower fair value measurement.

Due to the distinctive nature of each of the firm’s level 3 insurance contracts, the interrelationship of inputs was not necessarily uniform across such contracts.

166	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value, excluding insurance contracts, are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of December 2012, level 3 secured loans were primarily related to the firm’s European insurance business, in which a majority stake was sold in December 2013. See Note 3 for further information about this sale. The ranges of significant unobservable inputs used to value the level 3 secured loans are as follows:

As of December 2013:

•	Funding spreads: 40 bps to 477 bps (weighted average: 142 bps)

As of December 2012:

•	Funding spreads: 85 bps to 99 bps (weighted average: 99 bps)

Generally, an increase in funding spreads would result in a lower fair value measurement.

Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Such receivables are primarily comprised of customer margin loans and collateral posted in connection with certain derivative transactions. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2013.

Receivables from customers and counterparties not accounted for at fair value also includes loans held for investment, which are primarily comprised of collateralized loans to private wealth management clients and corporate loans. As of December 2013 and December 2012, the carrying value of such loans was $14.90 billion and $6.50 billion, respectively, which generally approximated fair value. As of December 2013, had these loans been carried at fair value and included in the fair value hierarchy, $6.16 billion and $8.75 billion would have been classified in level 2 and level 3, respectively. As of December 2012, had these loans been carried at fair value and included in the fair value hierarchy, $2.41 billion and $4.06 billion would have been classified in level 2 and level 3, respectively.

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

Goldman Sachs 2013 Form 10-K	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Other Financial Assets and Financial

Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

	Other Financial Assets at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$19,502	$ 12,435	$ —	$ 31,937

Securities purchased under agreements to resell	—	161,234	63	161,297

Securities borrowed	—	60,384	—	60,384

Receivables from customers and counterparties	—	7,181	235	7,416

Other assets	—	18	—	18
Total	$19,502	$241,252	$ 298	$261,052

	Other Financial Liabilities at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 6,870	$ 385	$ 7,255

Securities sold under agreements to repurchase	—	163,772	1,010	164,782

Securities loaned	—	973	—	973

Other secured financings	—	22,572	1,019	23,591

Unsecured short-term borrowings	—	15,680	3,387	19,067

Unsecured long-term borrowings	—	9,854	1,837	11,691

Other liabilities and accrued expenses	—	362	26	388
Total	$ —	$220,083	$7,664	$227,747

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. The table above includes $19.50 billion of level 1 securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP, consisting of U.S. Treasury securities and money market instruments.

168	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Other Financial Assets at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3		Total
Securities segregated for regulatory and other purposes [1]	$21,549	$ 8,935	$ —		$ 30,484

Securities purchased under agreements to resell	—	141,053	278		141,331

Securities borrowed	—	38,395	—		38,395

Receivables from customers and counterparties	—	7,225	641		7,866

Other assets [2]	4,420	8,499	507	[3]	13,426
Total	$25,969	$204,107	$ 1,426		$231,502

	Other Financial Liabilities at Fair Value as of December 2012
in millions	Level 1	Level 2	Level 3		Total
Deposits	$ —	$ 4,741	$ 359		$ 5,100

Securities sold under agreements to repurchase	—	169,880	1,927		171,807

Securities loaned	—	1,558	—		1,558

Other secured financings	—	28,925	1,412		30,337

Unsecured short-term borrowings	—	15,011	2,584		17,595

Unsecured long-term borrowings	—	10,676	1,917		12,593

Other liabilities and accrued expenses	—	769	11,274	[4]	12,043
Total	$ —	$231,560	$19,473		$251,033

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during 2013 or 2012. The tables below present information about transfers between level 2 and level 3.

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

Goldman Sachs 2013 Form 10-K	169

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Level 3 Other Financial Assets at Fair Value for the Year Ended December 2013
in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Securities purchased under agreements to resell	$ 278	$ 4		$ —		$ —	$ —	$ —	$ (16)	$ —	$ (203)	$ 63

Receivables from customers and counterparties	641	1		14		54	(474)	—	(1)	—	—	235

Other assets	507	—		—		—	(507)	—	—	—	—	—
Total	$ 1,426	$ 5	[1]	$ 14	[1]	$54	$ (981)	$ —	$ (17)	$ —	$ (203)	$ 298

1.	The aggregate amounts include gains of approximately $14 million, $1 million and $4 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Year Ended December 2013
in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Deposits	$ 359	$ —		$ (6)		$ —	$ —	$ 109	$ (6)	$ —	$ (71)	$ 385

Securities sold under agreements to repurchase, at fair value	1,927	—		—		—	—	—	(917)	—	—	1,010

Other secured financings	1,412	10		2		—	—	708	(894)	126	(345)	1,019

Unsecured short-term borrowings	2,584	1		239		—	—	1,624	(1,502)	714	(273)	3,387

Unsecured long-term borrowings	1,917	22		43		(3)	—	470	(558)	671	(725)	1,837

Other liabilities and accrued expenses	11,274	(29)		(2)		—	(10,288)	—	(426)	—	(503)	26
Total	$19,473	$ 4	[1]	$276	[1]	$ (3)	$(10,288)	$2,911	$(4,303)	$1,511	$(1,917)	$7,664

1.	The aggregate amounts include losses of approximately $184 million, $88 million and $8 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial liabilities of $276 million for 2013 primarily reflected losses on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in global equity prices.

Sales of other liabilities and accrued expenses during 2013 primarily reflected the sale of a majority stake in the firm’s European insurance business.

Transfers out of level 3 of other financial assets during 2013 primarily reflected transfers of certain resale agreements to level 2, principally due to increased price transparency as a result of market transactions in similar instruments.

Transfers into level 3 of other financial liabilities during 2013 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to decreased transparency of certain correlation and volatility inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during 2013 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments, and transfers of subordinated liabilities included in other liabilities and accrued expenses to level 2, principally due to increased price transparency as a result of market transactions in the related underlying investments.

170	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Level 3 Other Financial Assets at Fair Value for the Year Ended December 2012
in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Securities purchased under agreements to resell	$ 557	$ 7		$ —		$ 116	$—	$ —	$ (402)	$ —	$ —	$ 278

Receivables from customers and counterparties	795	—		37		199	—	—	(17)	—	(373)	641

Other assets	—	—		82		—	—	—	(23)	448	—	507
Total	$ 1,352	$ 7	[1]	$ 119	[1]	$ 315	$—	$ —	$ (442)	$448	$ (373)	$ 1,426

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

The net unrealized loss on level 3 other financial liabilities of $1.39 billion for 2012 primarily reflected the impact of tighter funding spreads and changes in foreign exchange rates on certain insurance liabilities, and an increase in global equity prices and tighter credit spreads on certain hybrid financial instruments.

Transfers into level 3 of other financial assets during 2012 reflected transfers of level 3 assets classified as held for sale related to the firm’s reinsurance business, which were previously included in level 3 “Financial instruments owned, at fair value.”

Transfers out of level 3 of other financial assets during 2012 reflected transfers to level 2 of certain insurance receivables primarily due to increased transparency of the mortality inputs used to value these receivables.

Transfers into level 3 of other financial liabilities during 2012 primarily reflected transfers from level 2 of certain hybrid financial instruments, principally due to decreased transparency of certain correlation and volatility inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during 2012 primarily reflected transfers to level 2 of certain hybrid financial instruments, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments, and unobservable inputs no longer being significant to the valuation of other instruments.

Goldman Sachs 2013 Form 10-K	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gains and Losses on Financial Assets and Financial Liabilities Accounted for at Fair Value Under the Fair Value Option

The table below presents the gains and losses recognized as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities. These gains and losses are included in “Market making” and “Other principal transactions.” The table below also includes gains and losses on the embedded derivative component of hybrid financial instruments included in unsecured short-term borrowings, unsecured long-term borrowings and deposits. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

The amounts in the table exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Year Ended December
in millions	2013	2012	2011
Receivables from customers and counterparties [1]	$ 25	$ 190	$ 97

Other secured financings	(412)	(190)	(63)

Unsecured short-term borrowings [2]	(151)	(973)	2,149

Unsecured long-term borrowings [3]	683	(1,523)	2,336

Other liabilities and accrued expenses [4]	(167)	(1,486)	(911)

Other [5]	(56)	(81)	90
Total	$ (78)	$(4,063)	$3,698

1.	Primarily consists of gains/(losses) on certain insurance contracts and certain transfers accounted for as receivables rather than purchases.

2.	Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(46) million for 2013, $(814) million for 2012 and $2.01 billion for 2011.

3.	Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $902 million for 2013, $(887) million for 2012 and $1.80 billion for 2011.

4.	Primarily consists of gains/(losses) on certain insurance contracts and subordinated liabilities issued by consolidated VIEs.

5.	Primarily consists of gains/(losses) on deposits, resale and repurchase agreements, securities borrowed and loaned and other assets.

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

	As of December
in millions	2013	2012
Performing loans and long-term receivables
Aggregate contractual principal in excess of the related fair value	$ 3,106	$ 2,742

Loans on nonaccrual status and/or more than 90 days past due [1]
Aggregate contractual principal in excess of the related fair value	18,715	22,610

Aggregate contractual principal in excess of the related fair value (excluding loans carried at zero fair value and considered uncollectible)	11,041	13,298

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	2,781	1,832

1.

The aggregate contractual principal amount of these loans exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of December 2013 and December 2012, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $1.22 billion and $1.99 billion, respectively, and the related total contractual amount of these lending commitments was $51.54 billion and $59.29 billion, respectively. See Note 18 for further information about lending commitments.

172	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $154 million and $115 million as of December 2013 and December 2012, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $92 million as of December 2013, whereas the fair value exceeded the related aggregate contractual principal amount by $379 million as of December 2012. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $2.69 billion for 2013, $3.07 billion for 2012 and $(805) million for 2011. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Year Ended December
in millions	2013	2012	2011
Net gains/(losses) including hedges	$(296)	$(714)	$596

Net gains/(losses) excluding hedges	(317)	(800)	714

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of December
in millions	2013	2012
Securities purchased under agreements to resell [1]	$161,732	$141,334

Securities borrowed [2]	164,566	136,893

Securities sold under agreements to repurchase [1]	164,782	171,807

Securities loaned [2]	18,745	13,765

1.

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of December 2013 and December 2012, $60.38 billion and $38.40 billion of securities borrowed and $973 million and $1.56 billion of securities loaned were at fair value, respectively.

Goldman Sachs 2013 Form 10-K	173

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

The firm receives financial instruments purchased under resale agreements, makes delivery of financial instruments sold under repurchase agreements, monitors the market value of these financial instruments on a daily basis, and delivers or obtains additional collateral due to changes in the market value of the financial instruments, as appropriate. For resale agreements, the firm typically requires delivery of collateral with a fair value approximately equal to the carrying value of the relevant assets in the statements of consolidated financial condition.

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no repos to maturity outstanding as of December 2013 or December 2012.

Securities Borrowed and Loaned Transactions

In a securities borrowed transaction, the firm borrows securities from a counterparty in exchange for cash or securities. When the firm returns the securities, the counterparty returns the cash or securities. Interest is generally paid periodically over the life of the transaction.

In a securities loaned transaction, the firm lends securities to a counterparty typically in exchange for cash or securities. When the counterparty returns the securities, the firm returns the cash or securities posted as collateral. Interest is generally paid periodically over the life of the transaction.

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of December 2013 and December 2012.

174	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Offsetting Arrangements

The tables below present the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of netting with the same counterparty under enforceable netting agreements (i.e., counterparty netting) included in the consolidated statements of financial condition. Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements. The tables below also present the amounts not offset in the consolidated statements of financial condition including counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of cash or securities collateral received or posted subject to enforceable credit support agreements. Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted in the table below.

	As of December 2013
	Assets		Liabilities
in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the consolidated statements of financial condition
Gross carrying value	$ 190,536	$ 172,283	$ 183,913	$ 23,700

Counterparty netting	(19,131)	(4,955)	(19,131)	(4,955)
Total	171,405 [1]	167,328 [1]	164,782	18,745
Amounts that have not been offset in the consolidated statements of financial condition
Counterparty netting	(10,725)	(2,224)	(10,725)	(2,224)

Collateral	(152,914)	(147,223)	(141,300)	(16,278)
Total	$ 7,766	$ 17,881	$ 12,757	$ 243

	As of December 2012
	Assets		Liabilities
in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the consolidated statements of financial condition
Gross carrying value	$ 175,656	$ 151,162	$ 201,688	$ 23,509

Counterparty netting	(29,766)	(9,744)	(29,766)	(9,744)
Total	145,890 [1,2]	141,418 [1]	171,922 [2]	13,765
Amounts that have not been offset in the consolidated statements of financial condition
Counterparty netting	(27,512)	(2,583)	(27,512)	(2,583)

Collateral	(104,344)	(117,552)	(106,638)	(10,990)
Total	$ 14,034	$ 21,283	$ 37,772	$ 192

1.

As of December 2013 and December 2012, the firm had $9.67 billion and $4.41 billion, respectively, of securities received under resale agreements and $2.77 billion and $4.53 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

2.

As of December 2012, the firm classified $148 million of resale agreements and $115 million of repurchase agreements related to the firm’s Americas reinsurance business as held for sale. See Note 3 for further information about this sale.

Goldman Sachs 2013 Form 10-K	175

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

Other secured financings include arrangements that are nonrecourse. As of December 2013 and December 2012, nonrecourse other secured financings were $1.54 billion and $1.76 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these financings been included in the firm’s fair value hierarchy, they would have primarily been classified in level 2 and level 3 as of December 2013 and December 2012, respectively.

The table below presents information about other secured financings. In the table below:

•

short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder;

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates;
•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable; and

•	weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

	As of December 2013
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 9,374	$ 7,828	$17,202

At amortized cost	88	—	88

Weighted average interest rates	2.86%	—%

Other secured financings (long-term):
At fair value	3,711	2,678	6,389

At amortized cost	372	763	1,135

Weighted average interest rates	3.78%	1.53%
Total [1]	$13,545	$11,269	$24,814
Amount of other secured financings collateralized by:
Financial instruments [2]	$13,366	$10,880	$24,246

Other assets	179	389	568

	As of December 2012
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$16,504	$ 6,181	$22,685

At amortized cost	34	326	360

Weighted average interest rates	6.18%	0.10%

Other secured financings (long-term):
At fair value	6,134	1,518	7,652

At amortized cost	577	736	1,313

Weighted average interest rates	3.38%	2.55%
Total [1]	$23,249	$ 8,761	$32,010
Amount of other secured financings collateralized by:
Financial instruments [2]	$22,323	$ 8,442	$30,765

Other assets	926	319	1,245

1.

Includes $1.54 billion and $8.68 billion related to transfers of financial assets accounted for as financings rather than sales as of December 2013 and December 2012, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $1.58 billion and $8.92 billion as of December 2013 and December 2012, respectively.

2.

Includes $14.75 billion and $17.24 billion of other secured financings collateralized by financial instruments owned, at fair value as of December 2013 and December 2012, respectively, and includes $9.50 billion and $13.53 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of December 2013 and December 2012, respectively.

176	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents other secured financings by maturity.

in millions	As of December 2013
Other secured financings (short-term)	$17,290

Other secured financings (long-term):
2015	3,896

2016	1,951

2017	162

2018	781

2019-thereafter	734
Total other secured financings (long-term)	7,524
Total other secured financings	$24,814

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

	As of December
in millions	2013	2012
Collateral available to be delivered or repledged	$608,390	$540,949

Collateral that was delivered or repledged	450,127	397,652

The table below presents information about assets pledged.

	As of December
in millions	2013	2012
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 62,348	$ 67,177

Did not have the right to deliver or repledge	84,799	120,980

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	769	2,031

Goldman Sachs 2013 Form 10-K	177

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

	Year Ended December
in millions	2013	2012	2011
Residential mortgages	$29,772	$33,755	$40,131

Commercial mortgages	6,086	300	—

Other financial assets	—	—	269
Total	$35,858	$34,055	$40,400
Cash flows on retained interests	$ 249	$ 389	$ 569

178	Goldman Sachs 2013 Form 10-K

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

	As of December 2013
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$61,543	$3,455	$ —

Other residential mortgage-backed	2,072	46	—

Other commercial mortgage-backed	7,087	140	153

CDOs, CLOs and other	6,861	86	8
Total [1]	$77,563	$3,727	$161

	As of December 2012
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$57,685	$4,654	$ —

Other residential mortgage-backed	3,656	106	—

Other commercial mortgage-backed	1,253	1	56

CDOs, CLOs and other	8,866	51	331
Total [1]	$71,460	$4,812	$387

1.

Outstanding principal amount includes $418 million and $835 million as of December 2013 and December 2012, respectively, related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

In addition, the outstanding principal and fair value of retained interests in the tables above relate to the following types of securitizations and vintage as described:

•

the outstanding principal amount and fair value of retained interests for U.S. government agency-issued collateralized mortgage obligations as of December 2013 primarily relate to securitizations during 2013 and 2012, and as of December 2012 primarily relate to securitizations during 2012 and 2011;

•

the outstanding principal amount and fair value of retained interests for other residential mortgage-backed obligations as of both December 2013 and December 2012 primarily relate to prime and Alt-A securitizations during 2007 and 2006;

•

the outstanding principal amount and fair value of retained interests for other commercial mortgage-backed obligations as of December 2013 primarily relate to securitizations during 2013. As of December 2012, the outstanding principal amount primarily relates to securitizations during 2012 and 2007 and the fair value of retained interests primarily relates to securitizations during 2012; and

•

the outstanding principal amount and fair value of retained interests for CDOs, CLOs and other as of December 2013 primarily relate to CDO and CLO securitizations during 2007 and as of December 2012 primarily relate to securitizations during 2007 and 2006.

Goldman Sachs 2013 Form 10-K	179

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs. The carrying value of these derivatives and guarantees was a net asset of $26 million and $45 million as of December 2013 and December 2012, respectively. The notional amounts of these derivatives and guarantees are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

The tables below do not give effect to the offsetting benefit of other financial instruments that are held to mitigate risks inherent in these retained interests. Changes in fair value based on an adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the impact of a change in a particular assumption in the below tables are calculated independently of changes in any other assumption. In practice, simultaneous changes in assumptions might magnify or counteract the sensitivities disclosed below.

The tables below present the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions. In the tables below, the constant prepayment rate is included only for positions for which it is a key assumption in the determination of fair value. The discount rate for retained interests that relate to U.S. government agency-issued collateralized mortgage obligations does not include any credit loss. Expected credit loss assumptions are reflected in the discount rate for the remainder of retained interests.

	As of December 2013
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]
Fair value of retained interests	$3,641	$ 86

Weighted average life (years)	8.3	1.9

Constant prepayment rate	7.5%	N.M.

Impact of 10% adverse change	$ (36)	N.M.

Impact of 20% adverse change	(64)	N.M.

Discount rate	3.9%	N.M.

Impact of 10% adverse change	$ (85)	N.M.

Impact of 20% adverse change	(164)	N.M.

	As of December 2012
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]
Fair value of retained interests	$4,761	$ 51

Weighted average life (years)	8.2	2.0

Constant prepayment rate	10.9%	N.M.

Impact of 10% adverse change	$ (57)	N.M.

Impact of 20% adverse change	(110)	N.M.

Discount rate	4.6%	N.M.

Impact of 10% adverse change	$ (96)	N.M.

Impact of 20% adverse change	(180)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of December 2013 and December 2012. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $86 million and $51 million as of December 2013 and December 2012, respectively.

180	Goldman Sachs 2013 Form 10-K

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

Other Asset-Backed VIEs. The firm structures VIEs that issue notes to clients, and purchases and sells beneficial interests issued by other asset-backed VIEs in connection with market-making activities. In addition, the firm may enter into derivatives with certain other asset-backed VIEs, primarily total return swaps on the collateral assets held by these VIEs under which the firm pays the VIE the return due to the note holders and receives the return on the collateral assets owned by the VIE. The firm generally can be removed as the total return swap counterparty. The firm generally enters into derivatives with other counterparties to mitigate its risk from derivatives with these VIEs. The firm typically does not sell assets to the other asset-backed VIEs it structures.

Power-Related VIEs. The firm purchases debt and equity securities issued by, and may provide commitments to, VIEs that hold power-related assets. The firm typically does not sell assets to, or enter into derivatives with, these VIEs.

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

Goldman Sachs 2013 Form 10-K	181

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

The tables below present information about nonconsolidated VIEs in which the firm holds variable interests. Nonconsolidated VIEs are aggregated based on principal business activity. The nature of the firm’s variable interests can take different forms, as described in the rows under maximum exposure to loss. In the tables below:

•	The maximum exposure to loss excludes the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests.

•	For retained and purchased interests, and loans and investments, the maximum exposure to loss is the carrying value of these interests.

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

•	Assets held by the firm related to power-related VIEs are primarily included in “Financial instruments owned, at fair value” and “Other assets.”

182	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Nonconsolidated VIEs
	As of December 2013
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$86,562	[2]	$19,761	$8,599	$4,401	$593	$2,332	$122,248

Carrying Value of the Firm’s Variable Interests
Assets	5,269		1,063	2,756	284	116	49	9,537

Liabilities	—		3	2	40	—	—	45

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	3,641		80	—	6	—	—	3,727

Purchased interests	1,627		659	—	142	—	—	2,428

Commitments and guarantees [1]	—		—	485	—	278	3	766

Derivatives [1]	586		4,809	—	2,115	—	—	7,510

Loans and investments	—		—	2,756	—	116	49	2,921
Total	$ 5,854	[2]	$ 5,548	$3,241	$2,263	$394	$ 52	$ 17,352

	Nonconsolidated VIEs
	As of December 2012
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$79,171	[2]	$23,842	$9,244	$3,510	$147	$1,898	$117,812

Carrying Value of the Firm’s Variable Interests
Assets	6,269		1,193	1,801	220	32	4	9,519

Liabilities	—		12	—	30	—	—	42

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	4,761		51	—	—	—	—	4,812

Purchased interests	1,162		659	—	204	—	—	2,025

Commitments and guarantees [1]	—		1	438	—	—	1	440

Derivatives [1]	1,574		6,761	—	952	—	—	9,287

Loans and investments	39		—	1,801	—	32	4	1,876
Total	$ 7,536	[2]	$ 7,472	$2,239	$1,156	$ 32	$ 5	$ 18,440

1.

The aggregate amounts include $2.01 billion and $3.25 billion as of December 2013 and December 2012, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $4.55 billion and $900 million, respectively, as of December 2013, and $3.57 billion and $1.72 billion, respectively, as of December 2012, related to CDOs backed by mortgage obligations.

Goldman Sachs 2013 Form 10-K	183

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

	Consolidated VIEs
	As of December 2013
in millions	Real estate, credit-related and other investing	CDOs, mortgage- backed and other asset- backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 183	$ —	$ —	$ 183

Cash and securities segregated for regulatory and other purposes	84	—	63	147

Receivables from customers and counterparties	50	—	—	50

Financial instruments owned, at fair value	1,309	310	155	1,774

Other assets	921	—	—	921
Total	$2,547	$310	$ 218	$3,075
Liabilities
Other secured financings	$ 417	$198	$ 404	$1,019

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,258	1,258

Unsecured long-term borrowings	57	—	193	250

Other liabilities and accrued expenses	556	—	—	556
Total	$1,030	$198	$1,855	$3,083

	Consolidated VIEs
	As of December 2012
in millions	Real estate, credit-related and other investing	CDOs, mortgage- backed and other asset- backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 236	$107	$ —	$ 343

Cash and securities segregated for regulatory and other purposes	134	—	92	226

Receivables from brokers, dealers and clearing organizations	5	—	—	5

Financial instruments owned, at fair value	2,958	763	124	3,845

Other assets	1,080	—	—	1,080
Total	$4,413	$870	$ 216	$5,499
Liabilities
Other secured financings	$ 594	$699	$ 301	$1,594

Financial instruments sold, but not yet purchased, at fair value	—	107	—	107

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,584	1,584

Unsecured long-term borrowings	4	—	334	338

Other liabilities and accrued expenses	1,478	—	—	1,478
Total	$2,076	$806	$2,219	$5,101

184	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of December
in millions	2013	2012
Property, leasehold improvements and equipment	$ 9,196	$ 8,217

Goodwill and identifiable intangible assets	4,376	5,099

Income tax-related assets [1]	5,241	5,620

Equity-method investments [2]	417	453

Miscellaneous receivables and other	3,279	20,234
Total	$22,509	$39,623

1.	See Note 24 for further information about income taxes.

2.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $6.07 billion and $5.54 billion as of December 2013 and December 2012, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

Assets Held for Sale

In the fourth quarter of 2012, the firm classified its Americas reinsurance business within its Institutional Client Services segment as held for sale. As of December 2012, assets related to this business were $16.92 billion. In the table above, $16.77 billion of such assets were included in “Miscellaneous receivables and other” (primarily available-for-sale securities and separate account assets) and $149 million were included in “Goodwill and identifiable intangible assets.” Liabilities related to this business of $14.62 billion as of December 2012 were included in “Other liabilities and accrued expenses.”

The firm completed the sale of a majority stake in its Americas reinsurance business in April 2013. See Note 3 for further information.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is presented net of accumulated depreciation and amortization of $9.04 billion and $9.05 billion as of December 2013 and December 2012, respectively. Property, leasehold improvements and equipment included $6.02 billion and $6.20 billion as of December 2013 and December 2012, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Impairments

The firm tests property, leasehold improvements and equipment, identifiable intangible assets and other assets for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset is impaired and records an impairment loss equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment loss prior to the sale of an asset if the carrying value of the asset exceeds its estimated fair value.

Primarily as a result of a decline in the market conditions in which certain of the firm’s consolidated investments operate, during 2013 and 2012, the firm determined certain assets were impaired and recorded impairment losses of $216 million ($160 million related to property, leasehold improvements and equipment and $56 million related to identifiable intangible assets) for 2013 and $404 million ($253 million related to property, leasehold improvements and equipment and $151 million related to identifiable intangible and other assets) for 2012.

These impairment losses, substantially all of which were included in “Depreciation and amortization” within the firm’s Investing & Lending segment, represented the excess of the carrying values of these assets over their estimated fair values, which are primarily level 3 measurements, using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to result from the use and eventual disposition of these assets.

Goldman Sachs 2013 Form 10-K	185

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of December
in millions	2013	2012
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,404	2,402

Securities Services	105	105

Investing & Lending	60	59

Investment Management	586	586
Total	$3,705	$3,702

	Identifiable Intangible Assets
	As of December
in millions	2013	2012
Investment Banking:
Financial Advisory	$ —	$ 1

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution [1]	35	421

Equities Client Execution [2]	348	565

Investing & Lending	180	281

Investment Management	108	129
Total	$ 671	$1,397

1.	The decrease from December 2012 to December 2013 is related to the sale of the firm’s television broadcast royalties in the first quarter of 2013.

2.

The decrease from December 2012 to December 2013 is primarily related to the sale of a majority stake in the firm’s Americas reinsurance business in April 2013. See Note 3 for further information about this sale.

Goodwill

Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

Goodwill is assessed annually in the fourth quarter for impairment or more frequently if events occur or circumstances change that indicate impairment may exist. First, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If results of the qualitative assessment are not conclusive, a quantitative test would be performed.

The quantitative goodwill impairment test consists of two steps.

•

The first step compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s fair value exceeds its estimated net book value, goodwill is not impaired.

•

If the estimated fair value of a reporting unit is less than its estimated net book value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. An impairment loss is equal to the excess of the carrying amount of goodwill over its fair value.

The firm performed a quantitative goodwill impairment test during the fourth quarter of 2012 (2012 quantitative goodwill test) and determined that goodwill was not impaired.

When performing the quantitative test in 2012, the firm estimated the fair value of each reporting unit and compared it to the respective reporting unit’s net book value (estimated carrying value). The reporting units were valued using relative value and residual income valuation techniques because the firm believes market participants would use these techniques to value the firm’s reporting units. The net book value of each reporting unit reflected an allocation of total shareholders’ equity and represented the estimated amount of shareholders’ equity required to support the activities of the reporting unit under guidelines issued by the Basel Committee on Banking Supervision (Basel Committee) in December 2010. In performing its 2012 quantitative goodwill test, the firm determined that goodwill was not impaired, and the estimated fair value of the firm’s reporting units, in which substantially all of the firm’s goodwill is held, significantly exceeded their estimated carrying values.

186	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the fourth quarter of 2013, the firm assessed goodwill for impairment. Multiple factors were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the fair value of any of the reporting units was less than its carrying amount. The qualitative assessment considered changes since the 2012 quantitative goodwill test.

In accordance with ASC 350, the firm considered the following factors in the 2013 qualitative assessment performed in the fourth quarter when evaluating whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount:

•

Macroeconomic conditions. Since the 2012 quantitative goodwill test was performed, the firm’s general operating environment improved as credit spreads tightened, global equity prices increased significantly, levels of volatility were generally lower and industry-wide equity underwriting activity improved.

•

Industry and market considerations. Since the 2012 quantitative goodwill test was performed, industry-wide metrics have trended positively and many industry participants, including the firm, experienced increases in stock price, price-to-book multiples and price-to-earnings multiples. In addition, clarity was obtained on a number of regulations. It is early in the process of determining the impact of these regulations, the rules are highly complex and their full impact will not be known until market practices are fully developed. However, the firm does not expect compliance to have a significant negative impact on reporting unit results.

•	Cost factors. Although certain expenses increased, there were no significant negative changes to the firm’s overall cost structure since the 2012 quantitative goodwill test was performed.
•

Overall financial performance. During 2013, the firm’s net earnings, pre-tax margin, diluted earnings per share, return on average common shareholders’ equity and book value per common share increased as compared with 2012.

•

Entity-specific events. There were no entity-specific events since the 2012 quantitative goodwill test was performed that would have had a significant negative impact on the valuation of the firm’s reporting units.

•

Events affecting reporting units. There were no events since the 2012 quantitative goodwill test was performed that would have had a significant negative impact on the valuation of the firm’s reporting units.

•

Sustained changes in stock price. Since the 2012 quantitative goodwill test was performed, the firm’s stock price has increased significantly. In addition, the stock price exceeded book value per common share throughout most of 2013.

The firm also considered other factors in its qualitative assessment, including changes in the book value of reporting units, the estimated excess of the fair values as compared with the carrying values for the reporting units in the 2012 quantitative goodwill test, projected earnings and the cost of equity. The firm considered all of the above factors in the aggregate as part of its qualitative assessment.

As a result of the 2013 qualitative assessment, the firm determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount. Therefore, the firm determined that goodwill was not impaired and that a quantitative goodwill impairment test was not required.

Goldman Sachs 2013 Form 10-K	187

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

		As of December
$ in millions		2013	Weighted Average Remaining Lives (years)	2012
Customer lists	Gross carrying amount	$ 1,102		$ 1,099

	Accumulated amortization	(706)		(643)
	Net carrying amount	396	7	456

Commodities-related intangibles [1]	Gross carrying amount	510		513

	Accumulated amortization	(341)		(226)
	Net carrying amount	169	8	287

Television broadcast royalties [2]	Gross carrying amount	—		560

	Accumulated amortization	—		(186)
	Net carrying amount	—	N/A [2]	374

Insurance-related intangibles [3]	Gross carrying amount	—		380

	Accumulated amortization	—		(231)
	Net carrying amount	—	N/A [3]	149

Other [4]	Gross carrying amount	906		950

	Accumulated amortization	(800)		(819)
	Net carrying amount	106	11	131

Total	Gross carrying amount	2,518		3,502

	Accumulated amortization	(1,847)		(2,105)
	Net carrying amount	$ 671	8	$ 1,397

1.	Primarily includes commodities-related customer contracts and relationships, permits and access rights.

2.	These assets were sold in the first quarter of 2013 and total proceeds received approximated carrying value.

3.	These assets were related to the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013. See Note 3 for further information about this sale.

4.	Primarily includes the firm’s exchange-traded fund lead market maker rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives or based on economic usage for certain commodities-related intangibles. Substantially all of the amortization expense for identifiable intangible assets is included in “Depreciation and amortization.”

The tables below present amortization expense for identifiable intangible assets for 2013, 2012 and 2011, and the estimated future amortization expense through 2018 for identifiable intangible assets as of December 2013.

	Year Ended December
in millions	2013	2012	2011
Amortization expense	$205	$338	$389

in millions	As of December 2013
Estimated future amortization expense:
2014	$127

2015	95

2016	92

2017	90

2018	80

See Note 12 for information about impairment testing and impairments of the firm’s identifiable intangible assets.

188	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14.

Deposits

The table below presents deposits held in U.S. and non-U.S. offices, substantially all of which were interest-bearing. Substantially all U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) as of December 2013 and December 2012. Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) as of December 2013 and held at Goldman Sachs Bank (Europe) plc (GS Bank Europe) and GSIB as of December 2012. On January 18, 2013, GS Bank Europe surrendered its banking license to the Central Bank of Ireland after transferring its deposits to GSIB and subsequently changed its name to Goldman Sachs Ireland Finance plc.

	As of December
in millions	2013		2012
U.S. offices	$61,016		$62,377

Non-U.S. offices	9,791		7,747
Total	$70,807	[1]	$70,124	[1]

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of December 2013
in millions	U.S.		Non-U.S.		Total
2014	$ 4,047		$5,080		$ 9,127

2015	4,269		—		4,269

2016	2,285		—		2,285

2017	2,796		—		2,796

2018	1,830		—		1,830

2019 - thereafter	4,481		—		4,481
Total	$19,708	[2]	$5,080	[3]	$24,788	[1]

1.

Includes $7.26 billion and $5.10 billion as of December 2013 and December 2012, respectively, of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

2.

Includes $42 million greater than $100,000, of which $31 million matures within three months, $4 million matures within three to six months, $4 million matures within six to twelve months, and $3 million matures after twelve months.

3.	Substantially all were greater than $100,000.

As of December 2013 and December 2012, savings and demand deposits, which represent deposits with no stated maturity, were $46.02 billion and $46.51 billion, respectively, which were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges on substantially all of its time deposits for which it has not elected the fair value option. Accordingly, $17.53 billion and $18.52 billion as of December 2013 and December 2012, respectively, of time deposits were effectively converted from fixed-rate obligations to floating-rate obligations and were recorded at amounts that generally approximate fair value. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2.

Goldman Sachs 2013 Form 10-K	189

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15.

Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of December
in millions	2013	2012
Other secured financings (short-term)	$17,290	$23,045

Unsecured short-term borrowings	44,692	44,304
Total	$61,982	$67,349

See Note 9 for further information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2013 and December 2012.

The table below presents unsecured short-term borrowings.

	As of December
$ in millions	2013	2012
Current portion of unsecured long-term borrowings [1]	$25,312	$25,344

Hybrid financial instruments	13,391	12,295

Promissory notes	292	260

Commercial paper	1,011	884

Other short-term borrowings	4,686	5,521
Total	$44,692	$44,304
Weighted average interest rate [2]	1.65%	1.57%

1.	Includes $24.20 billion and $24.65 billion as of December 2013 and December 2012, respectively, issued by Group Inc.

2.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.

Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of December
in millions	2013	2012
Other secured financings (long-term)	$ 7,524	$ 8,965

Unsecured long-term borrowings	160,965	167,305
Total	$168,489	$176,270

See Note 9 for further information about other secured financings. The table below presents unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of December 2013
in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]
Group Inc.	$ 83,537	$34,362	$117,899

Subsidiaries	1,978	989	2,967

Floating-rate obligations [2]
Group Inc.	19,446	16,168	35,614

Subsidiaries	3,144	1,341	4,485
Total	$108,105	$52,860	$160,965

	As of December 2012
in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]
Group Inc.	$ 86,170	$36,207	$122,377

Subsidiaries	2,391	662	3,053

Floating-rate obligations [2]
Group Inc.	17,075	19,227	36,302

Subsidiaries	3,719	1,854	5,573
Total	$109,355	$57,950	$167,305

1.

Interest rates on U.S. dollar-denominated debt ranged from 1.35% to 10.04% (with a weighted average rate of 5.19%) and 0.20% to 10.04% (with a weighted average rate of 5.48%) as of December 2013 and December 2012, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.33% to 13.00% (with a weighted average rate of 4.29%) and 0.10% to 14.85% (with a weighted average rate of 4.66%) as of December 2013 and December 2012, respectively.

2.	Floating interest rates generally are based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

190	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents unsecured long-term borrowings by maturity date and reflects the following:

•

unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holders are excluded from the table as they are included as unsecured short-term borrowings;

•	unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates; and

•	unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

	As of December 2013
in millions	Group Inc.	Subsidiaries	Total
2015	$ 23,170	$ 682	$ 23,852

2016	21,634	220	21,854

2017	20,044	489	20,533

2018	21,843	1,263	23,106

2019 - thereafter	66,822	4,798	71,620
Total [1]	$153,513	$7,452	$160,965

1.

Includes $7.48 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $301 million in 2015, $775 million in 2016, $999 million in 2017, $970 million in 2018 and $4.43 billion in 2019 and thereafter.

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of December 2013 and December 2012. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of approximately 3% and 1% in the carrying value of total unsecured long-term borrowings as of December 2013 and December 2012, respectively. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2013 and December 2012.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of December 2013
in millions	Group Inc.	Subsidiaries	Total
Fixed-rate obligations
At fair value	$ —	$ 471	$ 471

At amortized cost [1]	31,741	1,959	33,700

Floating-rate obligations
At fair value	8,671	2,549	11,220

At amortized cost [1]	113,101	2,473	115,574
Total	$153,513	$7,452	$160,965

	As of December 2012
in millions	Group Inc.	Subsidiaries	Total
Fixed-rate obligations
At fair value	$ 28	$ 94	$ 122

At amortized cost [1]	22,500	2,047	24,547

Floating-rate obligations
At fair value	8,166	4,305	12,471

At amortized cost [1]	127,985	2,180	130,165
Total	$158,679	$8,626	$167,305

1.

The weighted average interest rates on the aggregate amounts were 2.73% (5.23% related to fixed-rate obligations and 2.04% related to floating-rate obligations) and 2.47% (5.26% related to fixed-rate obligations and 1.98% related to floating-rate obligations) as of December 2013 and December 2012, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

Goldman Sachs 2013 Form 10-K	191

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both December 2013 and December 2012, subordinated debt had maturities ranging from 2015 to 2038. The table below presents subordinated borrowings.

	As of December 2013
$ in millions	Par Amount	Carrying Amount	Rate [1]
Subordinated debt [2]	$14,508	$16,982	4.16%

Junior subordinated debt	2,835	3,760	4.79%
Total subordinated borrowings	$17,343	$20,742	4.26%

	As of December 2012
$ in millions	Par Amount	Carrying Amount	Rate [1]
Subordinated debt [2]	$14,409	$17,358	4.24%

Junior subordinated debt	2,835	4,228	3.16%
Total subordinated borrowings	$17,244	$21,586	4.06%

1.

Weighted average interest rates after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

2.

Par amount and carrying amount of subordinated debt issued by Group Inc. was $13.94 billion and $16.41 billion, respectively, as of December 2013, and $13.85 billion and $16.80 billion, respectively, as of December 2012.

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

192	Goldman Sachs 2013 Form 10-K

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of December
in millions	2013	2012
Compensation and benefits	$ 7,874	$ 8,292

Insurance-related liabilities [1]	—	10,274

Noncontrolling interests [2]	326	508

Income tax-related liabilities [3]	1,974	2,724

Employee interests in consolidated funds	210	246

Subordinated liabilities issued by consolidated VIEs	477	1,360

Accrued expenses and other	5,183	18,991	[4]
Total	$16,044	$42,395

1.

Represents liabilities for future benefits and unpaid claims carried at fair value under the fair value option related to the firm’s European insurance business, in which a majority stake was sold in December 2013. See Note 3 for further information.

2.	Primarily relates to consolidated investment funds.

3.	See Note 24 for further information about income taxes.

4.

Includes $14.62 billion of liabilities classified as held for sale as of December 2012 related to the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013. See Note 12 for further information.

Goldman Sachs 2013 Form 10-K	193

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of December 2013				Total Commitments as of December
in millions	2014	2015- 2016	2017- 2018	2019- Thereafter	2013	2012
Commitments to extend credit
Commercial lending:
Investment-grade	$ 9,735	$16,903	$32,960	$ 901	$ 60,499	$ 53,736

Non-investment-grade	4,339	6,590	10,396	4,087	25,412	21,102

Warehouse financing	995	721	—	—	1,716	784
Total commitments to extend credit	15,069	24,214	43,356	4,988	87,627	75,622

Contingent and forward starting resale and securities borrowing agreements	34,410	—	—	—	34,410	47,599

Forward starting repurchase and secured lending agreements	8,256	—	—	—	8,256	6,144

Letters of credit [1]	465	21	10	5	501	789

Investment commitments	1,359	5,387	20	350	7,116	7,339

Other	3,734	102	54	65	3,955	4,624
Total commitments	$63,293	$29,724	$43,440	$5,408	$141,865	$142,117

1.

Consists of commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

Commitments to Extend Credit

The firm’s commitments to extend credit are agreements to lend with fixed termination dates and depend on the satisfaction of all contractual conditions to borrowing. These commitments are presented net of amounts syndicated to third parties. The total commitment amount does not necessarily reflect actual future cash flows because the firm may syndicate all or substantial additional portions of these commitments. In addition, commitments can expire unused or be reduced or cancelled at the counterparty’s request.

The firm generally accounts for commitments to extend credit at fair value. Losses, if any, are generally recorded, net of any fees in “Other principal transactions.”

As of December 2013 and December 2012, approximately $35.66 billion and $16.09 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. The carrying value and the estimated fair value of such lending commitments were liabilities of $132 million and $1.02 billion, respectively, as of December 2013, and $63 million and $523 million, respectively, as of December 2012. As these lending commitments are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of December 2013 and December 2012.

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

194	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $29.24 billion and $32.41 billion as of December 2013 and December 2012, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $870 million and $300 million of protection had been provided as of December 2013 and December 2012, respectively. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

Warehouse Financing. The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of corporate loans and commercial mortgage loans.

Contingent and Forward Starting Resale and Securities Borrowing Agreements/Forward Starting Repurchase and Secured Lending Agreements

The firm enters into resale and securities borrowing agreements and repurchase and secured lending agreements that settle at a future date, generally within three business days. The firm also enters into commitments to provide contingent financing to its clients and counterparties through resale agreements. The firm’s funding of these commitments depends on the satisfaction of all contractual conditions to the resale agreement and these commitments can expire unused.

Investment Commitments

The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $659 million and $872 million as of December 2013 and December 2012, respectively, related to real estate private investments and $6.46 billion and $6.47 billion as of December 2013 and December 2012, respectively, related to corporate and other private investments. Of these amounts, $5.48 billion and $6.21 billion as of December 2013 and December 2012, respectively, relate to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

in millions	As of December 2013
2014	$ 387

2015	340

2016	280

2017	271

2018	222

2019 - thereafter	1,195
Total	$2,695

Rent charged to operating expense was $324 million for 2013, $374 million for 2012 and $475 million for 2011.

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

Goldman Sachs 2013 Form 10-K	195

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of December 2013 and December 2012, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $29 billion and $35 billion, respectively. These amounts reflect paydowns and cumulative losses of approximately $96 billion ($22 billion of which are cumulative losses) as of December 2013 and approximately $90 billion ($20 billion of which are cumulative losses) as of December 2012. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $463 million and total paydowns and cumulative losses of $1.60 billion ($534 million of which are cumulative losses) as of December 2013, and an outstanding principal balance of $540 million and total paydowns and cumulative losses of $1.52 billion ($508 million of which are cumulative losses) as of December 2012, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During the years ended December 2013 and December 2012, the firm repurchased loans with an unpaid principal balance of less than $10 million. The loss related to the repurchase of these loans was not material for 2013 or 2012. The firm has received a communication from counsel purporting to represent certain institutional investors in portions of Goldman Sachs-issued securitizations between 2003 and 2007, such securitizations having a total original notional face amount of approximately $150 billion, offering to enter into a “settlement dialogue” with respect to alleged breaches of representations made by Goldman Sachs in connection with such offerings.

Ultimately, the firm’s exposure to claims for repurchase of residential mortgage loans based on alleged breaches of representations will depend on a number of factors including the following: (i) the extent to which these claims are actually made within the statute of limitations taking into consideration the agreements to toll the statute of limitations the firm has entered into with trustees representing trusts; (ii) the extent to which there are underlying breaches of representations that give rise to valid claims for repurchase; (iii) in the case of loans originated by others, the extent to which the firm could be held liable and, if it is, the firm’s ability to pursue and collect on any claims against the parties who made representations to the firm; (iv) macroeconomic factors, including developments in the residential real estate market; and (v) legal and regulatory developments. See Note 27 for more information about the agreements the firm has entered into to toll the statute of limitations.

Based upon the large number of defaults in residential mortgages, including those sold or securitized by the firm, there is a potential for increasing claims for repurchases. However, the firm is not in a position to make a meaningful estimate of that exposure at this time.

196	Goldman Sachs 2013 Form 10-K

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims under these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of December 2013, claims under these indemnities, and payments made in connection with these claims, were not material to the firm.

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

Goldman Sachs 2013 Form 10-K	197

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In February 2013, Group Inc. and GS Bank USA entered into a settlement with the Federal Reserve Board relating to the servicing of residential mortgage loans and foreclosure processing. This settlement amends the Order which is described above, provides for the termination of the independent foreclosure review under the Order and calls for Group Inc. and GS Bank USA collectively to: (i) make cash payments into a settlement fund for distribution to eligible borrowers; and (ii) provide other assistance for foreclosure prevention and loss mitigation through January 2015. The other provisions of the Order will remain in effect.

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

	As of December 2013
		Maximum Payout/Notional Amount by Period of Expiration
in millions	Carrying Value of Net Liability	2014	2015- 2016	2017- 2018	2019- Thereafter	Total
Derivatives [1]	$7,634	$517,634	$180,543	$39,367	$57,736	$795,280

Securities lending indemnifications [2]	—	26,384	—	—	—	26,384

Other financial guarantees [3]	213	1,361	620	1,140	1,046	4,167

1.

These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore these amounts do not reflect the firm’s overall risk related to its derivative activities. As of December 2012, the carrying value of the net liability and the notional amount related to derivative guarantees were $8.58 billion and $663.15 billion, respectively.

2.

Collateral held by the lenders in connection with securities lending indemnifications was $27.14 billion as of December 2013. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees. As of December 2012, the maximum payout and collateral held related to securities lending indemnifications were $27.12 billion and $27.89 billion, respectively.

3.

Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See table in “Commitments” above for a summary of the firm’s commitments. As of December 2012, the carrying value of the net liability and the maximum payout related to other financial guarantees were $152 million and $3.48 billion, respectively.

198	Goldman Sachs 2013 Form 10-K

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of December 2013 and December 2012.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of December 2013 or December 2012.

Goldman Sachs 2013 Form 10-K	199

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

Note 19.

Shareholders’ Equity

Common Equity

Dividends declared per common share were $2.05 in 2013, $1.77 in 2012 and $1.40 in 2011. On January 15, 2014, Group Inc. declared a dividend of $0.55 per common share to be paid on March 28, 2014 to common shareholders of record on February 28, 2014.

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

During 2013, 2012 and 2011, the firm repurchased 39.3 million, 42.0 million and 47.0 million shares of its common stock at an average cost per share of $157.11, $110.31 and $128.33, for a total cost of $6.17 billion, $4.64 billion and $6.04 billion, respectively, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel restricted stock units (RSUs) to satisfy minimum statutory employee tax withholding requirements. Under these plans, during 2013, 2012 and 2011, employees remitted 161,211 shares, 33,477 shares and 75,517 shares with a total value of $25 million, $3 million and $12 million, and the firm cancelled 4.0 million, 12.7 million and 12.0 million of RSUs with a total value of $599 million, $1.44 billion and $1.91 billion, respectively.

On October 1, 2013, Berkshire Hathaway Inc. and certain of its subsidiaries (collectively, Berkshire Hathaway) exercised in full a warrant to purchase shares of the firm’s common stock. The warrant, as amended in March 2013, required net share settlement, and the firm delivered 13.1 million shares of common stock to Berkshire Hathaway on October 4, 2013. The number of shares delivered represented the value of the difference between the average closing price of the firm’s common stock over the 10 trading days preceding October 1, 2013 and the exercise price of $115.00 multiplied by the number of shares of common stock (43.5 million) covered by the warrant.

200	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Preferred Equity

The table below presents perpetual preferred stock issued and outstanding as of December 2013.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Dividend Rate	Redemption Value (in millions)
A	50,000	30,000	29,999	3 month LIBOR + 0.75%, with floor of 3.75% per annum	$ 750

B	50,000	32,000	32,000	6.20% per annum	800

C	25,000	8,000	8,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	200

D	60,000	54,000	53,999	3 month LIBOR + 0.67%, with floor of 4.00% per annum	1,350

E	17,500	17,500	17,500	3 month LIBOR + 0.77%, with floor of 4.00% per annum	1,750

F	5,000	5,000	5,000	3 month LIBOR + 0.77%, with floor of 4.00% per annum	500

I	34,500	34,000	34,000	5.95% per annum	850

J	46,000	40,000	40,000	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter	1,000
Total	288,000	220,500	220,498		$7,200

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

Goldman Sachs 2013 Form 10-K	201

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present preferred dividends declared on preferred stock.

	Year Ended December
	2013
	per share	in millions
Series A	$ 947.92	$ 28

Series B	1,550.00	50

Series C	1,011.11	8

Series D	1,011.11	54

Series E	4,044.44	71

Series F	4,044.44	20

Series I	1,553.63	53

Series J	744.79	30
Total		$314

	Year Ended December
	2012
	per share	in millions
Series A	$ 960.94	$ 29

Series B	1,550.00	50

Series C	1,025.01	8

Series D	1,025.01	55

Series E	2,055.56	36

Series F	1,000.00	5
Total		$183

	Year Ended December
	2011
	per share	in millions
Series A	$ 950.51	$ 28

Series B	1,550.00	50

Series C	1,013.90	8

Series D	1,013.90	55

Series G [1]	2,500.00	125
Total		$266

1.	Excludes preferred dividends related to the redemption of the firm’s Series G Preferred Stock.

Accumulated Other Comprehensive Income/(Loss)

The tables below present accumulated other comprehensive income/(loss), net of tax by type.

	As of December 2013
in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of year
Currency translation	$(314)	$ (50)	$(364)

Pension and postretirement liabilities	(206)	38	(168)

Available-for-sale securities	327	(327)	—

Cash flow hedges	—	8	8
Accumulated comprehensive income/ (loss), net of tax	$(193)	$(331)	$(524)

	As of December 2012
in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of year
Currency translation	$(225)	$ (89)	$(314)

Pension and postretirement liabilities	(374)	168	(206)

Available-for-sale securities	83	244	327 [1]
Accumulated comprehensive income/ (loss), net of tax	$(516)	$ 323	$(193)

1.

As of December 2012, substantially all consisted of net unrealized gains on securities held by the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013. See Note 12 for further information about this sale.

202	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20.

Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999. As a bank holding company, the firm is subject to consolidated risk-based regulatory capital requirements. These requirements are computed in accordance with the Federal Reserve Board’s risk-based capital regulations which, as of December 2013, were based on the Basel I Capital Accord of the Basel Committee and also reflected the Federal Reserve Board’s revised market risk regulatory capital requirements which became effective on January 1, 2013. These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). The capital regulations also include requirements with respect to leverage. The firm’s capital levels are also subject to qualitative judgments by its regulators about components of capital, risk weightings and other factors. Beginning January 1, 2014, the Federal Reserve Board implemented revised consolidated regulatory capital and leverage requirements discussed below.

The firm’s U.S. bank depository institution subsidiary, GS Bank USA, is subject to similar capital and leverage regulations. Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action, the firm and GS Bank USA must meet specific capital requirements. The firm’s and GS Bank USA’s capital levels, as well as GS Bank USA’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

Many of the firm’s subsidiaries, including GS&Co. and the firm’s other broker-dealer subsidiaries, are subject to separate regulation and capital requirements as described below.

Group Inc.

As of December 2013, Federal Reserve Board regulations required bank holding companies to maintain a minimum Tier 1 capital ratio of 4% and a minimum Total capital ratio of 8%. The required minimum Tier 1 capital ratio and Total capital ratio in order to meet the quantitative requirements for being a “well-capitalized” bank holding company under the Federal Reserve Board guidelines are 6% and 10%, respectively. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending on their particular condition, risk profile and growth plans. As of December 2013, the minimum Tier 1 leverage ratio was 3% for bank holding companies that had received the highest supervisory rating under Federal Reserve Board guidelines or that had implemented the Federal Reserve Board’s risk-based capital measure for market risk. Beginning January 1, 2014, all bank holding companies became subject to a minimum Tier 1 leverage ratio of 4%.

Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and the carrying value of certain equity investments in nonconsolidated entities that are subject to deduction from Tier 1 capital).

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

As of December 2012, RWAs for market risk were determined by reference to the firm’s Value-at-Risk (VaR) model, supplemented by the standardized measurement method used to determine RWAs for specific risk for certain positions. Under the Federal Reserve Board’s revised market risk regulatory capital requirements, which became effective on January 1, 2013, RWAs for market risk are determined using VaR, stressed VaR, incremental risk, comprehensive risk and a standardized measurement method for specific risk.

Goldman Sachs 2013 Form 10-K	203

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents information regarding Group Inc.’s regulatory capital ratios and Tier 1 leverage ratio under Basel I, as implemented by the Federal Reserve Board. The information as of December 2013 reflects the revised market risk regulatory capital requirements. These changes resulted in increased regulatory capital requirements for market risk. The information as of December 2012 is prior to the implementation of these revised market risk regulatory capital requirements.

	As of December
$ in millions	2013	2012
Tier 1 capital	$ 72,471	$ 66,977

Tier 2 capital	$ 13,632	$ 13,429

Total capital	$ 86,103	$ 80,406

Risk-weighted assets	$433,226	$399,928

Tier 1 capital ratio	16.7%	16.7%

Total capital ratio	19.9%	20.1%

Tier 1 leverage ratio	8.1%	7.3%

Revised Capital Framework

The U.S. federal bank regulatory agencies (Agencies) have approved revised risk-based capital and leverage ratio regulations establishing a new comprehensive capital framework for U.S. banking organizations (Revised Capital Framework). These regulations are largely based on the Basel Committee’s December 2010 final capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act.

Under the Revised Capital Framework, Group Inc. is an “Advanced approach” banking organization. Below are the aspects of the rules that are most relevant to the firm, as an Advanced approach banking organization.

Definition of Capital and Capital Ratios. The Revised Capital Framework introduced changes to the definition of regulatory capital, which, subject to transitional provisions, became effective across the firm’s regulatory capital and leverage ratios on January 1, 2014. These changes include the introduction of a new capital measure called Common Equity Tier 1 (CET1), and the related regulatory capital ratio of CET1 to RWAs (CET1 ratio). In addition, the definition of Tier 1 capital has been narrowed to include only CET1 and instruments such as perpetual non-cumulative preferred stock, which meet certain criteria.

Certain aspects of the revised requirements phase in over time. These include increases in the minimum capital ratio requirements and the introduction of new capital buffers and certain deductions from regulatory capital (such as investments in nonconsolidated financial institutions). In addition, junior subordinated debt issued to trusts is being phased out of regulatory capital.

The minimum CET1 ratio is 4.0% as of January 1, 2014 and will increase to 4.5% on January 1, 2015. The minimum Tier 1 capital ratio increased from 4.0% to 5.5% on January 1, 2014 and will increase to 6.0% beginning January 1, 2015. The minimum Total capital ratio remains unchanged at 8.0%. These minimum ratios will be supplemented by a new capital conservation buffer that phases in, beginning January 1, 2016, in increments of 0.625% per year until it reaches 2.5% on January 1, 2019. The Revised Capital Framework also introduces a new counter-cyclical capital buffer, to be imposed in the event that national supervisors deem it necessary in order to counteract excessive credit growth.

Risk-Weighted Assets. In February 2014, the Federal Reserve Board informed us that we have completed a satisfactory “parallel run,” as required of Advanced approach banking organizations under the Revised Capital Framework, and therefore changes to RWAs will take effect beginning with the second quarter of 2014. Accordingly, the calculation of RWAs in future quarters will be based on the following methodologies:

•

During the first quarter of 2014 — the Basel I risk-based capital framework adjusted for certain items related to existing capital deductions and the phase-in of new capital deductions (Basel I Adjusted);

•	During the remaining quarters of 2014 — the higher of RWAs computed under the Basel III Advanced approach or the Basel I Adjusted calculation; and

•	Beginning in the first quarter of 2015 — the higher of RWAs computed under the Basel III Advanced or Standardized approach.

204	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The primary difference between the Standardized approach and the Basel III Advanced approach is that the Standardized approach utilizes prescribed risk-weightings and does not contemplate the use of internal models to compute exposure for credit risk on derivatives and securities financing transactions, whereas the Basel III Advanced approach permits the use of such models, subject to supervisory approval. In addition, RWAs under the Standardized approach depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity), rather than on assessments of each counterparty’s creditworthiness. Furthermore, the Standardized approach does not include a capital requirement for operational risk. RWAs for market risk under both the Standardized and Basel III Advanced approaches are based on the Federal Reserve Board’s revised market risk regulatory capital requirements described above.

Regulatory Leverage Ratios. The Revised Capital Framework increased the minimum Tier 1 leverage ratio applicable to the firm from 3% to 4% effective January 1, 2014.

In addition, the Revised Capital Framework will introduce a new Tier 1 supplementary leverage ratio (supplementary leverage ratio) for Advanced approach banking organizations, which compares Tier 1 capital (as defined under the Revised Capital Framework) to a measure of leverage exposure (defined as the sum of the firm’s assets less certain CET1 deductions plus certain off-balance-sheet exposures). Effective January 1, 2018, the minimum supplementary leverage ratio requirement will be 3%; however, disclosure will be required beginning in the first quarter of 2015. While a definition of the leverage exposure measure was set out in the Revised Capital Framework, this measure and/or the minimum requirement applicable may be amended by the regulatory authorities prior to the January 2018 effective date.

Global Systemically Important Banking Institutions (G-SIBs)

The Basel Committee has updated its methodology for assessing the global systemic importance of banking institutions and determining the range of additional CET1 that should be maintained by those deemed to be G-SIBs. The required amount of additional CET1 for these institutions will initially range from 1% to 2.5% and could be higher in the future for a banking institution that increases its systemic footprint (e.g., by increasing total assets). In November 2013, the Financial Stability Board (established at the direction of the leaders of the Group of 20) indicated that the firm, based on its 2012 financial data, would be required to hold an additional 1.5% of CET1 as a G-SIB. The final determination of the amount of additional CET1 that the firm will be required to hold will initially be based on the firm’s 2013 financial data and the manner and timing of the U.S. banking regulators’ implementation of the Basel Committee’s methodology. The Basel Committee indicated that G-SIBs will be required to meet the capital surcharges on a phased-in basis beginning in 2016 through 2019.

Bank Subsidiaries

GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. For purposes of assessing the adequacy of its capital, GS Bank USA computes its risk-based capital ratios in accordance with the regulatory capital requirements applicable to state member banks, which, as of December 2013, were based on Basel I and also reflected the revised market risk regulatory capital requirements as implemented by the Federal Reserve Board. Beginning January 1, 2014, the Federal Reserve Board implemented the Revised Capital Framework discussed above.

Goldman Sachs 2013 Form 10-K	205

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA is required to maintain a Tier 1 capital ratio of at least 6%, a Total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. GS Bank USA agreed with the Federal Reserve Board to maintain minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a Total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. As noted in the table below, GS Bank USA was in compliance with these minimum capital requirements as of December 2013 and December 2012.

The table below presents information regarding GS Bank USA’s regulatory capital ratios under Basel I, as implemented by the Federal Reserve Board. The information as of December 2013 reflects the revised market risk regulatory capital requirements, which became effective on January 1, 2013. These changes resulted in increased regulatory capital requirements for market risk. The information as of December 2012 is prior to the implementation of these revised market risk regulatory capital requirements.

	As of December
$ in millions	2013	2012
Tier 1 capital	$ 20,086	$ 20,704

Tier 2 capital	$ 116	$ 39

Total capital	$ 20,202	$ 20,743

Risk-weighted assets	$134,935	$109,669

Tier 1 capital ratio	14.9%	18.9%

Total capital ratio	15.0%	18.9%

Tier 1 leverage ratio	16.9%	17.6%

The Revised Capital Framework described above is also applicable to GS Bank USA, which is an Advanced approach banking organization under this framework. GS Bank USA has also been informed by the Federal Reserve Board that it has completed a satisfactory parallel run, as required of Advanced approach banking organizations under the Revised Capital Framework, and therefore changes to its calculations of RWAs will take effect beginning with the second quarter of 2014. Under the Revised Capital Framework, as of January 1, 2014, GS

Bank USA became subject to a new minimum CET1 ratio requirement of 4%, increasing to 4.5% in 2015. In addition, the Revised Capital Framework changes the standards for “well-capitalized” status under prompt corrective action regulations beginning January 1, 2015 by, among other things, introducing a CET1 ratio requirement of 6.5% and increasing the Tier 1 capital ratio requirement from 6% to 8%. In addition, commencing January 1, 2018, Advanced approach banking organizations must have a supplementary leverage ratio of 3% or greater.

The Basel Committee published its final guidelines for calculating incremental capital requirements for domestic systemically important banking institutions (D-SIBs). These guidelines are complementary to the framework outlined above for G-SIBs. The impact of these guidelines on the regulatory capital requirements of GS Bank USA will depend on how they are implemented by the banking regulators in the United States.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution held at the Federal Reserve Bank was approximately $50.39 billion and $58.67 billion as of December 2013 and December 2012, respectively, which exceeded required reserve amounts by $50.29 billion and $58.59 billion as of December 2013 and December 2012, respectively.

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

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of December 2013 and December 2012, GSIB was in compliance with all regulatory capital requirements.

206	Goldman Sachs 2013 Form 10-K

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

As of December 2013 and December 2012, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $15.81 billion and $14.12 billion, respectively, which exceeded the amount required by $13.76 billion and $12.42 billion, respectively. As of December 2013 and December 2012, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.38 billion and $2.02 billion, respectively, which exceeded the amount required by $1.21 billion and $1.92 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of December 2013 and December 2012, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Other Non-U.S. Regulated Subsidiaries

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 2013 and December 2012, these subsidiaries were in compliance with their local capital adequacy requirements.

The Basel Committee’s guidelines for calculating incremental capital requirements for D-SIBs may also impact certain of the firm’s non-U.S. regulated subsidiaries, including GSI. However, the impact of these guidelines will depend on how they are implemented in local jurisdictions.

Restrictions on Payments

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of December 2013 and December 2012, Group Inc. was required to maintain approximately $31.20 billion and $31.01 billion, respectively, of minimum equity capital in these regulated subsidiaries. This minimum equity capital requirement includes certain restrictions imposed by federal and state laws as to the payment of dividends to Group Inc. by its regulated subsidiaries. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

Goldman Sachs 2013 Form 10-K	207

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

The table below presents the computations of basic and diluted EPS.

	Year Ended December
in millions, except per share amounts	2013	2012	2011
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$7,726	$7,292	$2,510
Denominator for basic EPS — weighted average number of common shares	471.3	496.2	524.6

Effect of dilutive securities:
RSUs	7.2	11.3	14.6

Stock options and warrants	21.1	8.6	17.7
Dilutive potential common shares	28.3	19.9	32.3
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	499.6	516.1	556.9
Basic EPS	$16.34	$14.63	$ 4.71

Diluted EPS	15.46	14.13	4.51

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.05 for 2013 and $0.07 for both 2012 and 2011.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options and warrants of 6.0 million for 2013, 52.4 million for 2012 and 9.2 million for 2011.

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

	Year Ended December
in millions	2013	2012	2011
Fees earned from affiliated funds	$2,897	$ 2,935	$ 2,789

		As of December
in millions		2013	2012
Fees receivable from funds		$ 817	$ 704

Aggregate carrying value of interests in funds		13,124	14,725

As of December 2013 and December 2012, the firm had outstanding guarantees to its funds of $147 million and outstanding loans and guarantees to its funds of $582 million, respectively. The amount as of December 2013 primarily relates to a guarantee that the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. The amount of the guarantee could be increased up to a maximum of $300 million. The amount as of December 2012 was collateralized by certain fund assets and primarily related to certain real estate funds for which the firm voluntarily provided financial support to alleviate liquidity constraints during the financial crisis and to enable them to fund certain investment opportunities. As of December 2013 and December 2012, the firm had no outstanding commitments to extend credit or other guarantees to its funds.

208	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Volcker Rule will restrict the firm from providing financial support to covered funds (as defined in the rule) after the expiration of the transition period in July 2015, subject to possible extensions through July 2017. As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to any covered funds but may choose to do so with respect to funds that are not subject to the Volcker Rule; however, in the event that such support is provided, the amount of any such support is not expected to be material.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

Note 23.

Interest Income and Interest Expense

Interest income is recorded on an accrual basis based on contractual interest rates. The table below presents the firm’s sources of interest income and interest expense.

	Year Ended December
in millions	2013	2012	2011
Interest income
Deposits with banks	$ 186	$ 156	$ 125

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	43	(77)	666

Financial instruments owned, at fair value	8,159	9,817	10,718

Other interest [2]	1,672	1,485	1,665
Total interest income	10,060	11,381	13,174
Interest expense
Deposits	387	399	280

Securities loaned and securities sold under agreements to repurchase	576	822	905

Financial instruments sold, but not yet purchased, at fair value	2,054	2,438	2,464

Short-term borrowings [3]	394	581	526

Long-term borrowings [3]	3,752	3,736	3,439

Other interest [4]	(495)	(475)	368
Total interest expense	6,668	7,501	7,982
Net interest income	$ 3,392	$ 3,880	$ 5,192

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

Goldman Sachs 2013 Form 10-K	209

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

	Year Ended December
in millions	2013	2012	2011
Current taxes
U.S. federal	$2,589	$3,013	$ 405

State and local	466	628	392

Non-U.S.	613	447	204
Total current tax expense	3,668	4,088	1,001
Deferred taxes
U.S. federal	(188)	(643)	683

State and local	67	38	24

Non-U.S.	150	249	19
Total deferred tax (benefit)/expense	29	(356)	726
Provision for taxes	$3,697	$3,732	$1,727

	Year Ended December
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

State and local taxes, net of U.S. federal income tax effects	4.1	3.8	4.4

Tax credits	(1.0)	(1.0)	(1.6)

Non-U.S. operations [1]	(5.6)	(4.8)	(6.7)

Tax-exempt income, including dividends	(0.5)	(0.5)	(2.4)

Other	(0.5)	0.8	(0.7)
Effective income tax rate	31.5%	33.3%	28.0%

1.	Includes the impact of permanently reinvested earnings.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized and primarily relate to the ability to utilize losses in various tax jurisdictions. Tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses,” respectively.

The table below presents the significant components of deferred tax assets and liabilities, excluding the impact of netting within tax jurisdictions.

	As of December
in millions	2013	2012
Deferred tax assets
Compensation and benefits	$2,740	$2,447

Unrealized losses	309	1,477

ASC 740 asset related to unrecognized tax benefits	475	685

Non-U.S. operations	1,318	965

Net operating losses	232	222

Occupancy-related	108	119

Other comprehensive income-related	69	114

Other, net	729	435
	5,980	6,464

Valuation allowance	(183)	(168)
Total deferred tax assets	$5,797	$6,296
Depreciation and amortization	1,269	1,230

Other comprehensive income-related	68	85
Total deferred tax liabilities	$1,337	$1,315

210	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The firm has recorded deferred tax assets of $232 million and $222 million as of December 2013 and December 2012, respectively, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $45 million and $60 million as of December 2013 and December 2012, respectively, related to these net operating loss carryforwards.

As of December 2013, the U.S. federal and foreign net operating loss carryforwards were $38 million and $854 million, respectively. If not utilized, the U.S. federal net operating loss carryforward will begin to expire in 2014. The foreign net operating loss carryforwards can be carried forward indefinitely. State and local net operating loss carryforwards of $781 million will begin to expire in 2014. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. The firm had no foreign tax credit carryforwards and no related net deferred income tax assets as of December 2013 or December 2012.

The firm had no capital loss carryforwards and no related net deferred income tax assets as of December 2013 or December 2012.

The valuation allowance increased by $15 million and $103 million during 2013 and 2012, respectively. The increase in 2013 was primarily due to an increase in deferred tax assets from which the firm does not expect to realize any benefit. The increase in 2012 was primarily due to the acquisition of deferred tax assets considered more likely than not to be unrealizable.

The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of December 2013 and December 2012, this policy resulted in an unrecognized net deferred tax liability of $4.06 billion and $3.75 billion, respectively, attributable to reinvested earnings of $22.54 billion and $21.69 billion, respectively.

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

As of December 2013 and December 2012, the accrued liability for interest expense related to income tax matters and income tax penalties was $410 million and $374 million, respectively. The firm recognized $53 million for 2013, $95 million for 2012 and $21 million for 2011 of interest and income tax penalties. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2013 due to potential audit settlements, however, at this time it is not possible to estimate any potential change.

Goldman Sachs 2013 Form 10-K	211

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in “Other liabilities and accrued expenses.” See Note 17 for further information.

	As of December
in millions	2013	2012	2011
Balance, beginning of year	$2,237	$1,887	$2,081

Increases based on tax positions related to the current year	144	190	171

Increases based on tax positions related to prior years	149	336	278

Decreases related to tax positions of prior years	(471)	(109)	(41)

Decreases related to settlements	(299)	(35)	(638)

Acquisitions/(dispositions)	—	(47)	47

Exchange rate fluctuations	5	15	(11)
Balance, end of year	$1,765	$2,237	$1,887
Related deferred income tax asset [1]	475	685	569

Net unrecognized tax benefit [2]	$1,290	$1,552	$1,318

1.	Included in “Other assets.” See Note 12.

2.	If recognized, the net tax benefit would reduce the firm’s effective income tax rate.

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of December 2013
U.S. Federal	2008

New York State and City	2004

United Kingdom	2008

Japan	2010

Hong Kong	2006

Korea	2010

For U.S. Federal, IRS examinations of fiscal 2008 through calendar 2010 began in 2011. IRS examinations of fiscal 2005 through 2007 were finalized during the third quarter of 2013. The field work for the examinations of 2008 through 2010 has been completed but the examinations have not been administratively finalized. The examinations of 2011 and 2012 began in 2013.

New York State and City examinations of fiscal 2004 through 2006 began in 2008. The examinations of fiscal 2007 through 2010 began in 2013.

All years subsequent to the years in the table above remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

In January 2013, the firm was accepted into the Compliance Assurance Process program by the IRS. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. The 2013 tax year is the first year being examined under the program. The firm was accepted into the program again for the 2014 tax year.

212	Goldman Sachs 2013 Form 10-K

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

The firm allocates assets (including allocations of excess liquidity and cash, secured client financing and other assets), revenues and expenses among the four business segments. Due to the integrated nature of these segments, estimates and judgments are made in allocating certain assets, revenues and expenses. The allocation process is based on the manner in which management currently views the performance of the segments. Transactions between segments are based on specific criteria or approximate third-party rates. Total operating expenses include corporate items that have not been allocated to individual business segments.

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

Goldman Sachs 2013 Form 10-K	213

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		For the Year Ended or as of December
in millions		2013	2012	2011
Investment Banking	Financial Advisory	$ 1,978	$ 1,975	$ 1,987

	Equity underwriting	1,659	987	1,085

	Debt underwriting	2,367	1,964	1,283
	Total Underwriting	4,026	2,951	2,368
	Total net revenues	6,004	4,926	4,355

	Operating expenses	3,475	3,330	2,995
	Pre-tax earnings	$ 2,529	$ 1,596	$ 1,360
	Segment assets	$ 1,901	$ 1,712	$ 1,983
Institutional Client Services	Fixed Income, Currency and Commodities Client Execution	$ 8,651	$ 9,914	$ 9,018

	Equities client execution	2,594	3,171	3,031

	Commissions and fees	3,103	3,053	3,633

	Securities services	1,373	1,986	1,598
	Total Equities	7,070	8,210	8,262
	Total net revenues [1]	15,721	18,124	17,280

	Operating expenses	11,782	12,480	12,837
	Pre-tax earnings	$ 3,939	$ 5,644	$ 4,443
	Segment assets	$788,238	$825,496	$813,660
Investing & Lending	Equity securities	$ 3,930	$ 2,800	$ 603

	Debt securities and loans	1,947	1,850	96

	Other	1,141	1,241	1,443
	Total net revenues	7,018	5,891	2,142

	Operating expenses	2,684	2,666	2,673
	Pre-tax earnings/(loss)	$ 4,334	$ 3,225	$ (531)
	Segment assets	$109,285	$ 98,600	$ 94,330
Investment Management	Management and other fees	$ 4,386	$ 4,105	$ 4,188

	Incentive fees	662	701	323

	Transaction revenues	415	416	523
	Total net revenues	5,463	5,222	5,034

	Operating expenses	4,354	4,294	4,020
	Pre-tax earnings	$ 1,109	$ 928	$ 1,014
	Segment assets	$ 12,083	$ 12,747	$ 13,252
Total	Net revenues	$ 34,206	$ 34,163	$ 28,811

	Operating expenses	22,469	22,956	22,642
	Pre-tax earnings	$ 11,737	$ 11,207	$ 6,169
	Total assets	$911,507	$938,555	$923,225

1.

Includes $37 million for 2013, $121 million for 2012 and $115 million for 2011 of realized gains on available-for-sale securities held in the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013.

214	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Total operating expenses in the table above include the following expenses that have not been allocated to the firm’s segments:

•	charitable contributions of $155 million for 2013, $169 million for 2012 and $103 million for 2011; and

•

real estate-related exit costs of $19 million for 2013, $17 million for 2012 and $14 million for 2011. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the consolidated statements of earnings.

The tables below present the amounts of net interest income or interest expense included in net revenues, and the amounts of depreciation and amortization expense included in pre-tax earnings.

	Year Ended December
in millions	2013	2012	2011
Investment Banking	$ —	$ (15)	$ (6)

Institutional Client Services	3,250	3,723	4,360

Investing & Lending	25	26	635

Investment Management	117	146	203
Total net interest income	$3,392	$3,880	$5,192

	Year Ended December
in millions	2013	2012	2011
Investment Banking	$ 143	$ 164	$ 174

Institutional Client Services	567	796	944

Investing & Lending	440	564	563

Investment Management	165	204	188
Total depreciation and amortization [1]	$1,322	$1,738	$1,869

1.	Includes real estate-related exit costs of $7 million for 2013 and $10 million for 2012 that have not been allocated to the firm’s segments.

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

•	Investing & Lending: Investing: location of the investment; Lending: location of the client.

•	Investment Management: location of the sales team.

Goldman Sachs 2013 Form 10-K	215

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the total net revenues, pre-tax earnings and net earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues, pre-tax earnings and net earnings (excluding Corporate) for each geographic region.

	Year Ended December
$ in millions	2013		2012		2011
Net revenues
Americas	$19,858	58%	$20,159	59%	$17,873	62%

Europe, Middle East and Africa	8,828	26	8,612	25	7,074	25

Asia [1] (includes Australia and New Zealand)	5,520	16	5,392	16	3,864	13
Total net revenues	$34,206	100%	$34,163	100%	$28,811	100%
Pre-tax earnings/(loss)
Americas	$ 6,794	57%	$ 6,960	61%	$ 5,307	85%

Europe, Middle East and Africa	3,237	27	2,943	26	1,210	19

Asia (includes Australia and New Zealand)	1,880	16	1,490	13	(231)	(4)
Subtotal	11,911	100%	11,393	100%	6,286	100%

Corporate [2]	(174)		(186)		(117)
Total pre-tax earnings	$11,737		$11,207		$ 6,169
Net earnings/(loss)
Americas	$ 4,425	54%	$ 4,259	56%	$ 3,522	78%

Europe, Middle East and Africa	2,382	29	2,369	31	1,103	24

Asia (includes Australia and New Zealand)	1,353	17	972	13	(103)	(2)
Subtotal	8,160	100%	7,600	100%	4,522	100%

Corporate	(120)		(125)		(80)
Total net earnings	$ 8,040		$ 7,475		$ 4,442

1.

Net revenues in Asia in 2011 primarily reflect lower net revenues in Investing & Lending, principally due to losses from public equities, reflecting a significant decline in equity markets in Asia during 2011.

2.

Consists of charitable contributions of $155 million for 2013, $169 million for 2012 and $103 million for 2011; and real estate-related exit costs of $19 million for 2013, $17 million for 2012 and $14 million for 2011.

216	Goldman Sachs 2013 Form 10-K

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of December
$ in millions	2013	2012
U.S. government and federal agency obligations [1]	$90,118	$114,418

% of total assets	9.9%	12.2%

Non-U.S. government and agency obligations [1]	$40,944	$ 62,252

% of total assets	4.5%	6.6%

1.	Substantially all included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

As of December 2013 and December 2012, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of December
in millions	2013	2012
U.S. government and federal agency obligations	$100,672	$73,477

Non-U.S. government and agency obligations [1]	79,021	64,724

1.	Principally consists of securities issued by the governments of Germany, France and the United Kingdom.

Goldman Sachs 2013 Form 10-K	217

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2013 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $3.6 billion in excess of the aggregate reserves for such matters.

Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of money damages, unless management can otherwise determine an appropriate amount, (ii) the matters are in early stages (such as the action filed by the Libyan Investment Authority discussed below), (iii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues presented. For example, the firm’s potential liability with respect to future mortgage-related “put-back” claims and any future claims arising from the ongoing investigations by members of the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force (RMBS Working Group) may ultimately result in a significant increase in the firm’s liabilities for mortgage-related matters, but is not included in management’s estimate of reasonably possible loss. However, management does not believe, based on currently available information, that the outcomes of such matters will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period. See Note 18 for further information on mortgage-related contingencies.

218	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Mortgage-Related Matters. Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market, the firm’s conflict of interest management, and the SEC investigation that led to GS&Co. entering into a consent agreement with the SEC, settling all claims made against GS&Co. by the SEC in connection with the ABACUS 2007-AC1 CDO offering (ABACUS 2007-AC1 transaction), pursuant to which GS&Co. paid $550 million of disgorgement and civil penalties. The consolidated amended complaint filed on July 25, 2011, which names as defendants Group Inc. and certain officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages. On June 21, 2012, the district court dismissed the claims based on Group Inc.’s not disclosing that it had received a “Wells” notice from the staff of the SEC related to the ABACUS 2007-AC1 transaction, but permitted the plaintiffs’ other claims to proceed.

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

Goldman Sachs 2013 Form 10-K	219

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

On September 30, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in $823 million of notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). The amended complaint asserts federal securities law and common law claims, and seeks unspecified compensatory, punitive and other damages. The defendants’ motion to dismiss was granted as to plaintiff’s claim of market manipulation and denied as to the remainder of plaintiff’s claims by a decision dated March 21, 2012. On May 21, 2012, the defendants counterclaimed for breach of contract and fraud. By a decision dated January 22, 2014, the court granted the plaintiff’s motion for class certification. On February 6, 2014, defendants petitioned for leave to appeal the class certification order.

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including Aozora Bank, Ltd., Basis Yield Alpha Fund (Master), the Charles Schwab Corporation, CIFG Assurance of North America, Inc., CMFG Life Insurance Company and related parties, Deutsche Zentral-Genossenschaftbank, the FDIC (as receiver for Guaranty Bank), the Federal Home Loan Banks of Chicago and Seattle, the FHFA (as conservator for Fannie Mae and Freddie Mac), HSH Nordbank, IKB Deutsche Industriebank AG, Joel I. Sher (Chapter 11 Trustee) on behalf of TMST, Inc. (TMST), f/k/a Thornburg Mortgage, Inc. and certain TMST affiliates, John Hancock and related parties, Massachusetts Mutual Life Insurance Company, MoneyGram Payment Systems, Inc., National Australia Bank, the National Credit Union Administration (as conservator or liquidating agent for several failed credit unions), Phoenix Light SF Limited and related parties, Royal Park Investments SA/NV, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company, Watertown Savings Bank and Commerzbank) have filed complaints or summonses with notice in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

220	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A number of other entities (including John Hancock and related parties, Norges Bank Investment Management, Selective Insurance Company and Texas County & District Retirement System) have threatened to assert claims of various types against the firm in connection with the sale of mortgage-related securities. The firm has entered into agreements with a number of these entities to toll the relevant statute of limitations.

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active and threatened cases described in the preceding two paragraphs where those plaintiffs are seeking rescission of such securities was approximately $17.9 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

The firm has entered into agreements with Deutsche Bank National Trust Company and U.S. Bank National Association to toll the relevant statute of limitations with respect to claims for repurchase of residential mortgage loans based on alleged breaches of representations related to $11.4 billion original notional face amount of securitizations issued by trusts for which they act as trustees.

Group Inc., Litton, Ocwen and Arrow Corporate Member Holdings LLC, a former subsidiary of Group Inc., are defendants in a putative class action pending since January 23, 2013 in the U.S. District Court for the Southern District of New York generally challenging the procurement manner and scope of “force-placed” hazard insurance arranged by Litton when homeowners failed to arrange for insurance as required by their mortgages. The complaint asserts claims for breach of contract, breach of fiduciary duty, misappropriation, conversion, unjust enrichment and violation of Florida unfair practices law, and seeks unspecified compensatory and punitive damages as well as declaratory and injunctive relief. The second amended complaint, filed on November 19, 2013, added an additional plaintiff and RICO claims. On January 21, 2014, Group Inc. moved to sever the claims against it and certain other defendants.

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

Goldman Sachs 2013 Form 10-K	221

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Private Equity-Sponsored Acquisitions Litigation. Group Inc. is among numerous private equity firms named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. As amended, the complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the U.S. Sherman Antitrust Act and common law. The complaint seeks, among other things, treble damages in an unspecified amount. On March 13, 2013, the court granted in part and denied in part defendants’ motions for summary judgment, rejecting plaintiffs’ theory of overarching collusion, but permitting plaintiffs’ claims to proceed based on narrower theories. On October 21, 2013, plaintiffs moved for class certification.

RALI Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a putative securities class action initially filed in September 2008 in New York Supreme Court, and subsequently removed to the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various offerings of mortgage-backed pass-through certificates violated the disclosure requirements of the federal securities laws. In addition to the underwriters, the defendants include Residential Capital, LLC (ResCap), Residential Accredit Loans, Inc. (RALI), Residential Funding Corporation (RFC), Residential Funding Securities Corporation (RFSC), and certain of their officers and directors. On January 3, 2013, the district court certified a class in connection with one offering underwritten by GS&Co. which includes only initial purchasers who bought the securities directly from the underwriters or their agents no later than ten trading days after the offering date. On April 30, 2013, the district court granted in part plaintiffs’ request to reinstate a number of the previously dismissed claims relating to an additional nine offerings underwritten by GS&Co. On May 10, 2013, the plaintiffs filed an amended complaint incorporating those nine additional offerings. On December 27, 2013, the court granted the plaintiffs’ motion for class certification as to the nine additional offerings but denied the plaintiffs’ motion to expand the time period and scope covered by the previous class definition. On January 10, 2014, defendants petitioned for leave to appeal the December 27, 2013 class certification order.

GS&Co. underwrote approximately $5.57 billion principal amount of securities to all purchasers in the offerings included in the amended complaint. On May 14, 2012, ResCap, RALI and RFC filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. On June 28, 2013, the district court entered a final order and judgment approving a settlement between plaintiffs and ResCap, RALI, RFC, RFSC and their officers and directors named as defendants in the action.

MF Global Securities Litigation. GS&Co. is among numerous underwriters named as defendants in class action complaints filed in the U.S. District Court for the Southern District of New York commencing November 18, 2011. These complaints generally allege that the offering materials for two offerings of MF Global Holdings Ltd. convertible notes (aggregating approximately $575 million in principal amount) in February 2011 and July 2011, among other things, failed to describe adequately the nature, scope and risks of MF Global’s exposure to European sovereign debt, in violation of the disclosure requirements of the federal securities laws. On November 12, 2013, the court denied the defendants’ motions to dismiss the amended complaint. GS&Co. underwrote an aggregate principal amount of approximately $214 million of the notes. On October 31, 2011, MF Global Holdings Ltd. filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Manhattan, New York.

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

222	Goldman Sachs 2013 Form 10-K

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

Goldman Sachs Asset Management International (GSAMI) is the defendant in an action filed on July 9, 2012 with the High Court of Justice in London by certain entities representing Vervoer, a Dutch pension fund, alleging that GSAMI was negligent in performing its duties as investment manager in connection with the allocation of the plaintiffs’ funds among asset managers in accordance with asset allocations provided by plaintiffs and that GSAMI breached its contractual and common law duties to the plaintiffs. Specifically, plaintiffs allege that GSAMI caused their assets to be invested in unsuitable products for an extended period, thereby causing losses, and caused them to be under-exposed for a period of time to certain other investments that performed well, thereby resulting in foregone potential gains. The plaintiffs are seeking monetary damages up to €209 million.

Financial Advisory Services. Group Inc. and certain of its affiliates are from time to time parties to various civil litigation and arbitration proceedings and other disputes with clients and third parties relating to the firm’s financial advisory activities. These claims generally seek, among other things, compensatory damages and, in some cases, punitive damages, and in certain cases allege that the firm did not appropriately disclose or deal with conflicts of interest.

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

GS&Co. and Group Inc. are among the numerous defendants in putative antitrust class actions relating to credit derivatives, filed beginning in May 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws by conspiring to forestall the development of alternatives to over-the-counter trading of credit derivatives and maintain inflated bid-ask spreads for credit derivatives trading. The complaints seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On January 31, 2014, the plaintiffs filed a consolidated amended complaint.

Libya-Related Litigation. GSI is the defendant in an action filed on January 21, 2014 with the High Court of Justice in London by the Libyan Investment Authority, relating to nine derivative transactions between the plaintiff and GSI and seeking, among other things, rescission of the transactions and unspecified equitable compensation and damages exceeding $1 billion.

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

Municipal Securities Matters. GS&Co. (along with, in some cases, other financial services firms) is named as respondent in a number of FINRA arbitrations filed by municipalities, municipal-owned entities, state-owned agencies or instrumentalities and non-profit entities, based on GS&Co.’s role as underwriter of the claimants’ issuances of an aggregate of over $2.4 billion of auction rate securities from 2003 through 2007 and as a broker-dealer with respect to auctions for these securities. The claimants generally allege that GS&Co. failed to disclose that it had a practice of placing cover bids in auctions, and failed to inform the claimant of the deterioration of the auction rate market beginning in the fall of 2007, and that, as a result, the claimant was forced to engage in a series of expensive

Goldman Sachs 2013 Form 10-K	223

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

refinancing and conversion transactions after the failure of the auction market in February 2008. Certain claimants also allege that GS&Co. advised them to enter into interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses. The claims include breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD. One claimant has also filed a complaint against GS&Co. in federal court asserting the same claims as in the FINRA arbitration.

GS&Co. filed complaints and motions in federal court seeking to enjoin certain of the arbitrations pursuant to the exclusive forum selection clauses in the transaction documents, which have been denied in one case and granted in others, and in each case has been appealed.

Commodities-Related Litigation. Group Inc. and its subsidiaries, GS Power Holdings LLC and Metro International Trade Services LLC, are among the defendants in a number of putative class actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violation of federal antitrust laws and other federal and state laws in connection with the management of aluminum storage facilities. The complaints seek declaratory, injunctive and other equitable relief as well as unspecified monetary damages, including treble damages.

Currencies-Related Litigation. GS&Co. and Group Inc. are among the defendants named in several putative antitrust class actions relating to trading in the foreign exchange markets, filed since December 2013 in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seek declaratory and injunctive relief as well as treble damages in an unspecified amount.

Regulatory Investigations and Reviews and Related Litigation. Group Inc. and certain of its affiliates are subject to a number of other investigations and reviews by, and in some cases have received subpoenas and requests for documents and information from, various governmental and regulatory bodies and self-regulatory organizations and litigation relating to various matters relating to the firm’s businesses and operations, including:

•	the 2008 financial crisis;

•	the public offering process;

•	the firm’s investment management and financial advisory services;

•	conflicts of interest;

•	research practices, including research independence and interactions between research analysts and other firm personnel, including investment banking personnel, as well as third parties;

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

•

the sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related activities, including compliance with the SEC’s short sale rule, algorithmic and quantitative trading, futures trading, options trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments, commodities activities and metals storage, private placement practices, allocations of and trading in fixed-income securities, trading activities and communications in connection with the establishment of benchmark rates and compliance with the U.S. Foreign Corrupt Practices Act; and

•

insider trading, the potential misuse of material nonpublic information regarding private company and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

Goldman Sachs is cooperating with all such regulatory investigations and reviews.

224	Goldman Sachs 2013 Form 10-K

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

Defined Benefit Pension Plans and Postretirement Plans

Employees of certain non-U.S. subsidiaries participate in various defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. The firm maintains a defined benefit pension plan for certain U.K. employees. As of April 2008, the U.K. defined benefit plan was closed to new participants, but continues to accrue benefits for existing participants. These plans do not have a material impact on the firm’s consolidated results of operations.

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

The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated statements of financial condition. As of December 2013, “Other assets” and “Other liabilities and accrued expenses” included $179 million (related to overfunded pension plans) and $482 million, respectively, related to these plans. As of December 2012, “Other assets” and “Other liabilities and accrued expenses” included $225 million (related to overfunded pension plans) and $645 million, respectively, related to these plans.

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $219 million for 2013, $221 million for 2012 and $225 million for 2011.

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

The firm generally issues new shares of common stock upon delivery of share-based awards. In certain cases, primarily related to conflicted employment (as outlined in the applicable award agreements), the firm may cash settle share-based compensation awards accounted for as equity instruments. For these awards, whose terms allow for cash settlement, additional paid-in capital is adjusted to the extent of the difference between the value of the award at the time of cash settlement and the grant-date value of the award.

Stock Incentive Plan

The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (2013) (2013 SIP), which provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, RSUs, and other share-based awards, each of which may be subject to performance conditions. On May 23, 2013, shareholders approved the 2013 SIP. The 2013 SIP replaces The Goldman Sachs Amended and Restated Stock Incentive Plan (SIP) previously in effect, and applies to awards granted on or after the date of approval.

Goldman Sachs 2013 Form 10-K	225

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The total number of shares of common stock that may be delivered pursuant to awards granted under the 2013 SIP cannot exceed 60 million shares, subject to adjustment for certain changes in corporate structure as permitted under the 2013 SIP. The 2013 SIP will terminate on the date of the annual meeting of shareholders that occurs in 2016. As of December 2013, 59.3 million shares were available for grant under the 2013 SIP.

Restricted Stock Units

The firm grants RSUs to employees under the 2013 SIP, which are valued based on the closing price of the underlying shares on the date of grant after taking into account a liquidity discount for any applicable post-vesting transfer restrictions. RSUs generally vest and underlying shares of common stock deliver as outlined in the applicable RSU agreements. Employee RSU agreements generally provide that vesting is accelerated in certain circumstances, such as on retirement, death, disability and conflicted employment. Delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements. The table below presents the activity related to RSUs.

	Restricted Stock Units Outstanding			Weighted Average Grant-Date Fair Value of Restricted Stock Units Outstanding
	Future Service Required		No Future Service Required	Future Service Required	No Future Service Required
Outstanding, December 2012	8,689,521	[4]	15,390,351	$116.07	$121.99

Granted [1,2]	6,230,961		11,226,808	125.49	120.98

Forfeited	(785,926)		(152,194)	120.54	117.56

Delivered [3]	—		(11,369,831)	—	129.01

Vested [2,4]	(5,907,687)		5,907,687	121.45	121.45
Outstanding, December 2013	8,226,869	[4]	21,002,821	118.91	117.53

1.

The weighted average grant-date fair value of RSUs granted during 2013, 2012 and 2011 was $122.59, $84.72 and $141.21, respectively. The fair value of the RSUs granted during 2013, 2012 and 2011 includes a liquidity discount of 13.7%, 21.7% and 12.7%, respectively, to reflect post-vesting transfer restrictions of up to 4 years.

2.	The aggregate fair value of awards that vested during 2013, 2012 and 2011 was $2.26 billion, $1.57 billion and $2.40 billion, respectively.

3.	Includes RSUs that were cash settled.

4.	Includes restricted stock subject to future service requirements as of December 2013 and December 2012 of 4,768 and 276,317 shares, respectively. 271,549 shares of restricted stock vested during 2013.

In the first quarter of 2014, the firm granted to its employees 13.8 million year-end RSUs, of which 4.2 million RSUs require future service as a condition of delivery. These awards are subject to additional conditions as outlined in the award agreements. Generally, shares underlying these awards, net of required withholding tax, deliver over a three-year period but are subject to post-vesting transfer restrictions through January 2019. These grants are not included in the above table.

Stock Options

Stock options generally vest as outlined in the applicable stock option agreement. No options have been granted since 2010. In general, options expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation under certain circumstances in accordance with the terms of the applicable stock option agreement and the SIP in effect at the time of grant.

226	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the activity related to stock options.

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Life (years)
Outstanding, December 2012	43,217,111	$ 99.51	$1,672	5.55

Exercised	(579,066)	112.43
Forfeited	(71,865)	78.78
Expired	(939)	96.08
Outstanding, December 2013	42,565,241	99.37	3,465	4.60
Exercisable, December 2013	42,565,241	99.37	3,465	4.60

The total intrinsic value of options exercised during 2013, 2012 and 2011 was $26 million, $151 million and $143 million, respectively. The table below presents options outstanding.

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$ 75.00 - $ 89.99	34,002,081	$ 78.78	5.00

90.00 - 119.99	—	—	—

120.00 - 134.99	2,527,036	131.64	1.92

135.00 - 149.99	—	—	—

150.00 - 164.99	55,000	154.16	0.17

165.00 - 194.99	—	—	—

195.00 - 209.99	5,981,124	202.27	3.48
Outstanding, December 2013	42,565,241	99.37	4.60

As of December 2013, there was $475 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.54 years.

The table below presents the share-based compensation and the related excess tax benefit/(provision).

	Year Ended December
in millions	2013	2012	2011
Share-based compensation	$2,039	$1,338	$2,843

Excess net tax benefit related to options exercised	3	53	55

Excess net tax benefit/(provision) related to share-based awards [1]	94	(11)	138

1.	Represents the net tax benefit/(provision) recognized in additional paid-in capital on stock options exercised and the delivery of common stock underlying share-based awards.

Goldman Sachs 2013 Form 10-K	227

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 30.

Parent Company

Group Inc. — Condensed Statements of Earnings
	Year Ended December
in millions	2013	2012	2011
Revenues
Dividends from bank subsidiaries	$2,000	$ —	$ 1,000

Dividends from nonbank subsidiaries	4,176	3,622	4,967

Undistributed earnings of subsidiaries	1,086	3,682	481

Other revenues	2,209	1,567	(3,381)
Total non-interest revenues	9,471	8,871	3,067

Interest income	4,048	4,751	4,547

Interest expense	4,161	4,287	3,917
Net interest income/(expense)	(113)	464	630
Net revenues, including net interest income/(expense)	9,358	9,335	3,697
Operating expenses
Compensation and benefits	403	452	300

Other expenses	424	448	252
Total operating expenses	827	900	552
Pre-tax earnings	8,531	8,435	3,145

Provision/(benefit) for taxes	491	960	(1,297)
Net earnings	8,040	7,475	4,442

Preferred stock dividends	314	183	1,932
Net earnings applicable to common shareholders	$7,726	$ 7,292	$ 2,510

Group Inc. — Condensed Statements of Financial Condition
	As of December
in millions	2013	2012
Assets
Cash and cash equivalents	$ 17	$ 14

Loans to and receivables from subsidiaries
Bank subsidiaries	3,453	4,103

Nonbank subsidiaries [1]	171,566	174,609

Investments in subsidiaries and other affiliates
Bank subsidiaries	20,041	20,671

Nonbank subsidiaries and other affiliates	53,353	52,646

Financial instruments owned, at fair value	16,065	19,132

Other assets	7,575	4,782
Total assets	$272,070	$275,957
Liabilities and shareholders’ equity
Payables to subsidiaries	$ 489	$ 657

Financial instruments sold, but not yet purchased, at fair value	421	301

Unsecured short-term borrowings
With third parties [2]	30,611	29,898

With subsidiaries	4,289	4,253

Unsecured long-term borrowings
With third parties [3]	153,576	158,761

With subsidiaries [4]	1,587	3,574

Other liabilities and accrued expenses	2,630	2,797
Total liabilities	193,603	200,241

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock	7,200	6,200

Common stock	8	8

Restricted stock units and employee stock options	3,839	3,298

Additional paid-in capital	48,998	48,030

Retained earnings	71,961	65,223

Accumulated other comprehensive loss	(524)	(193)

Stock held in treasury, at cost	(53,015)	(46,850)
Total shareholders’ equity	78,467	75,716
Total liabilities and shareholders’ equity	$272,070	$275,957

Group Inc. — Condensed Statements of Cash Flows
	Year Ended December
in millions	2013	2012	2011
Cash flows from operating activities
Net earnings	$ 8,040	$ 7,475	$ 4,442

Adjustments to reconcile net earnings to net cash provided by operating activities
Undistributed earnings of subsidiaries	(1,086)	(3,682)	(481)

Depreciation and amortization	15	15	14

Deferred income taxes	1,398	(1,258)	809

Share-based compensation	194	81	244

Changes in operating assets and liabilities

Financial instruments owned, at fair value	(3,235)	2,197	7,387

Financial instruments sold, but not yet purchased, at fair value	183	(3)	(536)

Other, net	586	1,888	(2,408)
Net cash provided by operating activities	6,095	6,713	9,471

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(3)	(12)	(42)

Repayments/(issuances) of short-term loans by/(to) subsidiaries, net	(5,153)	6,584	20,319

Issuance of term loans to subsidiaries	(2,174)	(17,414)	(42,902)

Repayments of term loans by subsidiaries	7,063	18,715	21,850

Capital distributions from/(contributions to) subsidiaries, net	655	(298)	4,642
Net cash provided by/(used for) investing activities	388	7,575	3,867

Cash flows from financing activities
Unsecured short-term borrowings, net	1,296	(2,647)	(727)

Proceeds from issuance of long-term borrowings	28,458	26,160	27,251

Repayment of long-term borrowings, including the current portion	(29,910)	(35,608)	(27,865)

Preferred stock repurchased	—	—	(3,857)

Common stock repurchased	(6,175)	(4,640)	(6,048)

Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(1,302)	(1,086)	(2,771)

Proceeds from issuance of preferred stock, net of issuance costs	991	3,087	—

Proceeds from issuance of common stock, including stock option exercises	65	317	368

Excess tax benefit related to share-based compensation	98	130	358

Cash settlement of share-based compensation	(1)	(1)	(40)
Net cash used for financing activities	(6,480)	(14,288)	(13,331)
Net increase/(decrease) in cash and cash equivalents	3	—	7

Cash and cash equivalents, beginning of year	14	14	7
Cash and cash equivalents, end of year	$ 17	$ 14	$ 14

SUPPLEMENTAL DISCLOSURES:

Cash payments for third-party interest, net of capitalized interest, were $2.78 billion, $5.11 billion and $3.83 billion for 2013, 2012 and 2011, respectively.

Cash payments for income taxes, net of refunds, were $3.21 billion, $1.59 billion and $1.39 billion for 2013, 2012 and 2011, respectively.

Non-cash activity:

During 2011, $103 million of common stock was issued in connection with the acquisition of GS Australia.

1.	Primarily includes overnight loans, the proceeds of which can be used to satisfy the short-term obligations of Group Inc.

2.	Includes $5.83 billion and $4.91 billion at fair value for 2013 and 2012, respectively.

3.	Includes $8.67 billion and $8.19 billion at fair value for 2013 and 2012, respectively.

4.	Unsecured long-term borrowings with subsidiaries by maturity date are $213 million in 2015, $136 million in 2016, $150 million in 2017, $71 million in 2018, and $1.02 billion in 2019-thereafter.

228	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Quarterly Results (unaudited)

The following represents the firm’s unaudited quarterly results for 2013 and 2012. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal, recurring nature.

	Three Months Ended
in millions, except per share data	December 2013	September 2013	June 2013	March 2013
Non-interest revenues	$7,981	$5,882	$7,786	$ 9,165

Interest income	2,391	2,398	2,663	2,608

Interest expense	1,590	1,558	1,837	1,683
Net interest income	801	840	826	925
Net revenues, including net interest income	8,782	6,722	8,612	10,090

Operating expenses [1]	5,230	4,555	5,967	6,717
Pre-tax earnings	3,552	2,167	2,645	3,373

Provision for taxes	1,220	650	714	1,113
Net earnings	2,332	1,517	1,931	2,260

Preferred stock dividends	84	88	70	72
Net earnings applicable to common shareholders	$2,248	$1,429	$1,861	$ 2,188
Earnings per common share
Basic	$ 4.80	$ 3.07	$ 3.92	$ 4.53

Diluted	4.60	2.88	3.70	4.29

Dividends declared per common share	0.55	0.50	0.50	0.50

	Three Months Ended
in millions, except per share data	December 2012	September 2012	June 2012	March 2012
Non-interest revenues	$8,263	$7,515	$5,537	$ 8,968

Interest income	2,864	2,629	3,055	2,833

Interest expense	1,891	1,793	1,965	1,852
Net interest income	973	836	1,090	981
Net revenues, including net interest income	9,236	8,351	6,627	9,949

Operating expenses [1]	4,923	6,053	5,212	6,768
Pre-tax earnings	4,313	2,298	1,415	3,181

Provision for taxes	1,421	786	453	1,072
Net earnings	2,892	1,512	962	2,109

Preferred stock dividends	59	54	35	35
Net earnings applicable to common shareholders	$2,833	$1,458	$ 927	$ 2,074
Earnings per common share
Basic	$ 5.87	$ 2.95	$ 1.83	$ 4.05

Diluted	5.60	2.85	1.78	3.92

Dividends declared per common share	0.50	0.46	0.46	0.35

1.	The timing and magnitude of changes in the firm’s discretionary compensation accruals can have a significant effect on results in a given quarter.

Goldman Sachs 2013 Form 10-K	229

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Common Stock Price Range

The table below presents the high and low sales prices per share of the firm’s common stock.

	Year Ended December
	2013		2012		2011
	High	Low	High	Low	High	Low
First quarter	$159.00	$129.62	$128.72	$ 92.42	$175.34	$153.26

Second quarter	168.20	137.29	125.54	90.43	164.40	128.30

Third quarter	170.00	149.28	122.60	91.15	139.25	91.40

Fourth quarter	177.44	152.83	129.72	113.84	118.07	84.27

As of February 14, 2014, there were 11,661 holders of record of the firm’s common stock.

On February 14, 2014, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $163.72 per share.

Common Stock Performance

The following graph compares the performance of an investment in the firm’s common stock from December 26, 2008 (the last trading day before the firm’s 2009 fiscal year) through December 31, 2013, with the S&P 500 Index and the S&P 500 Financials Index. The graph assumes $100 was invested on December 26, 2008 in each of the firm’s common stock, the S&P 500 Index and the S&P 500 Financials Index, and the dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

The table below shows the cumulative total returns in dollars of the firm’s common stock, the S&P 500 Index and the S&P 500 Financials Index for Goldman Sachs’ last five fiscal year ends, assuming $100 was invested on December 26, 2008 in each of the firm’s common stock, the

S&P 500 Index and the S&P 500 Financials Index, and the dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the table represents past performance and should not be considered an indication of future performance.

	12/26/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
The Goldman Sachs Group, Inc.	$100.00	$224.98	$226.19	$123.05	$176.42	$248.36

S&P 500 Index	100.00	130.93	150.65	153.83	178.42	236.20

S&P 500 Financials Index	100.00	124.38	139.47	115.67	148.92	201.92

230	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Selected Financial Data

	For the Year Ended or as of December
	2013	2012	2011	2010	2009
Income statement data (in millions)
Non-interest revenues	$ 30,814	$ 30,283	$ 23,619	$ 33,658	$ 37,766

Interest income	10,060	11,381	13,174	12,309	13,907

Interest expense	6,668	7,501	7,982	6,806	6,500
Net interest income	3,392	3,880	5,192	5,503	7,407
Net revenues, including net interest income	34,206	34,163	28,811	39,161	45,173

Compensation and benefits	12,613	12,944	12,223	15,376	16,193

U.K. bank payroll tax	—	—	—	465	—

Non-compensation expenses	9,856	10,012	10,419	10,428	9,151
Pre-tax earnings	$ 11,737	$ 11,207	$ 6,169	$ 12,892	$ 19,829
Balance sheet data (in millions)
Total assets	$911,507	$938,555	$923,225	$911,332	$848,942

Other secured financings (long-term)	7,524	8,965	8,179	13,848	11,203

Unsecured long-term borrowings	160,965	167,305	173,545	174,399	185,085

Total liabilities	833,040	862,839	852,846	833,976	778,228

Total shareholders’ equity	78,467	75,716	70,379	77,356	70,714
Common share data (in millions, except per share amounts)
Earnings per common share
Basic	$ 16.34	$ 14.63	$ 4.71	$ 14.15	$ 23.74

Diluted	15.46	14.13	4.51	13.18	22.13

Dividends declared per common share	2.05	1.77	1.40	1.40	1.05

Book value per common share [1]	152.48	144.67	130.31	128.72	117.48
Average common shares outstanding
Basic	471.3	496.2	524.6	542.0	512.3

Diluted	499.6	516.1	556.9	585.3	550.9
Selected data (unaudited)
Total staff
Americas	16,600	16,400	17,200	19,900	18,900

Non-Americas	16,300	16,000	16,100	15,800	13,600
Total staff	32,900	32,400	33,300	35,700	32,500
Assets under supervision (in billions)
Asset class
Alternative investments	$ 142	$ 151	$ 148	$ 150	$ 148

Equity	208	153	147	162	160

Fixed income	446	411	353	346	328
Long-term assets under supervision	796	715	648	658	636

Liquidity products	246	250	247	259	319
Total assets under supervision	$ 1,042	$ 965	$ 895	$ 917	$ 955

1.

Book value per common share is based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 467.4 million, 480.5 million, 516.3 million, 546.9 million and 542.7 million as of December 2013, December 2012, December 2011, December 2010 and December 2009, respectively.

Goldman Sachs 2013 Form 10-K	231

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The table below presents a summary of consolidated average balances and interest rates.

	For the Year Ended December
	2013			2012			2011
in millions, except rates	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Assets
Deposits with banks	$ 61,921	$ 186	0.30%	$ 52,500	$ 156	0.30%	$ 38,039	$ 125	0.33%

U.S.	56,848	167	0.29	49,123	132	0.27	32,770	95	0.29

Non-U.S.	5,073	19	0.37	3,377	24	0.71	5,269	30	0.57

Securities borrowed, securities purchased under agreements to resell and federal funds sold	327,748	43	0.01	331,828	(77)	(0.02)	351,896	666	0.19

U.S.	198,677	(289)	(0.15)	191,166	(431)	(0.23)	219,240	(249)	(0.11)

Non-U.S.	129,071	332	0.26	140,662	354	0.25	132,656	915	0.69

Financial instruments owned, at fair value [1,2]	292,965	8,159	2.78	310,982	9,817	3.16	287,322	10,718	3.73

U.S.	182,158	5,353	2.94	190,490	6,548	3.44	183,920	7,477	4.07

Non-U.S.	110,807	2,806	2.53	120,492	3,269	2.71	103,402	3,241	3.13

Other interest-earning assets [3]	149,071	1,672	1.12	136,427	1,485	1.09	143,270	1,665	1.16

U.S.	91,495	1,064	1.16	90,071	974	1.08	99,042	915	0.92

Non-U.S.	57,576	608	1.06	46,356	511	1.10	44,228	750	1.70
Total interest-earning assets	831,705	10,060	1.21	831,737	11,381	1.37	820,527	13,174	1.61

Cash and due from banks	6,212			7,357			4,987

Other non-interest-earning assets [2]	106,095			107,702			118,901
Total assets	$944,012			$946,796			$944,415
Liabilities
Interest-bearing deposits	$ 69,707	$ 387	0.56%	$ 56,399	$ 399	0.71%	$ 40,266	$ 280	0.70%

U.S.	60,824	352	0.58	48,668	362	0.74	33,234	243	0.73

Non-U.S.	8,883	35	0.39	7,731	37	0.48	7,032	37	0.53

Securities loaned and securities sold under agreements to repurchase	178,686	576	0.32	177,550	822	0.46	171,753	905	0.53

U.S.	114,884	242	0.21	121,145	380	0.31	110,235	280	0.25

Non-U.S.	63,802	334	0.52	56,405	442	0.78	61,518	625	1.02

Financial instruments sold, but not yet purchased, at fair value [1,2]	92,913	2,054	2.21	94,740	2,438	2.57	102,282	2,464	2.41

U.S.	37,923	671	1.77	41,436	852	2.06	52,065	984	1.89

Non-U.S.	54,990	1,383	2.52	53,304	1,586	2.98	50,217	1,480	2.95

Short-term borrowings [4]	60,926	394	0.65	70,359	581	0.83	78,497	526	0.67

U.S.	40,511	365	0.90	47,614	479	1.01	50,659	431	0.85

Non-U.S.	20,415	29	0.14	22,745	102	0.45	27,838	95	0.34

Long-term borrowings [4]	174,195	3,752	2.15	176,698	3,736	2.11	186,148	3,439	1.85

U.S.	168,106	3,635	2.16	170,163	3,582	2.11	179,004	3,235	1.81

Non-U.S.	6,089	117	1.92	6,535	154	2.36	7,144	204	2.86

Other interest-bearing liabilities [5]	203,482	(495)	(0.24)	206,790	(475)	(0.23)	203,940	368	0.18

U.S.	144,888	(904)	(0.62)	150,986	(988)	(0.65)	149,958	(535)	(0.36)

Non-U.S.	58,594	409	0.70	55,804	513	0.92	53,982	903	1.67
Total interest-bearing liabilities	779,909	6,668	0.85	782,536	7,501	0.96	782,886	7,982	1.02

Non-interest-bearing deposits	655			324			140

Other non-interest-bearing liabilities [2]	86,095			91,406			88,681
Total liabilities	866,659			874,266			871,707

Shareholders’ equity
Preferred stock	6,892			4,392			3,990

Common stock	70,461			68,138			68,718
Total shareholders’ equity	77,353			72,530			72,708

Total liabilities and shareholders’ equity	$944,012			$946,796			$944,415
Interest rate spread			0.36%			0.41%			0.59%

Net interest income and net yield on interest-earning assets		$ 3,392	0.41		$ 3,880	0.47		$ 5,192	0.63

U.S.		1,934	0.37		2,556	0.49		3,600	0.67

Non-U.S.		1,458	0.48		1,324	0.43		1,592	0.56

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations [6]
Assets			36.37%			37.38%			34.80%

Liabilities			27.28			25.88			26.53

232	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

1.	Consists of cash financial instruments, including equity securities and convertible debentures.

2.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

3.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

4.	Interest rates include the effects of interest rate swaps accounted for as hedges.

5.	Primarily consists of certain payables to customers and counterparties.

6.	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

Goldman Sachs 2013 Form 10-K	233

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Changes in Net Interest Income, Volume and Rate Analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes. In this analysis,

changes due to volume/rate variance have been allocated to volume.

	For the Year Ended
	December 2013 versus December 2012			December 2012 versus December 2011
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
in millions	Volume	Rate	Net change	Volume	Rate	Net change
Interest-earning assets
Deposits with banks	$ 29	$ 1	$ 30	$ 32	$ (1)	$ 31

U.S.	23	12	35	45	(8)	37

Non-U.S.	6	(11)	(5)	(13)	7	(6)

Securities borrowed, securities purchased under agreements to resell and federal funds sold	(41)	161	120	83	(826)	(743)

U.S.	(11)	153	142	63	(245)	(182)

Non-U.S.	(30)	8	(22)	20	(581)	(561)

Financial instruments owned, at fair value	(490)	(1,168)	(1,658)	689	(1,590)	(901)

U.S.	(245)	(950)	(1,195)	225	(1,154)	(929)

Non-U.S.	(245)	(218)	(463)	464	(436)	28

Other interest-earning assets	135	52	187	(74)	(106)	(180)

U.S.	17	73	90	(97)	156	59

Non-U.S.	118	(21)	97	23	(262)	(239)
Change in interest income	(367)	(954)	(1,321)	730	(2,523)	(1,793)
Interest-bearing liabilities
Interest-bearing deposits	$ 75	$ (87)	$ (12)	$ 118	$ 1	$ 119

U.S.	70	(80)	(10)	115	4	119

Non-U.S.	5	(7)	(2)	3	(3)	–

Securities loaned and securities sold under agreements to repurchase	26	(272)	(246)	(6)	(77)	(83)

U.S.	(13)	(125)	(138)	34	66	100

Non-U.S.	39	(147)	(108)	(40)	(143)	(183)

Financial instruments sold, but not yet purchased, at fair value	(20)	(364)	(384)	(127)	101	(26)

U.S.	(62)	(119)	(181)	(219)	87	(132)

Non-U.S.	42	(245)	(203)	92	14	106

Short-term borrowings	(67)	(120)	(187)	(54)	109	55

U.S.	(64)	(50)	(114)	(31)	79	48

Non-U.S.	(3)	(70)	(73)	(23)	30	7

Long-term borrowings	(53)	69	16	(200)	497	297

U.S.	(44)	97	53	(186)	533	347

Non-U.S.	(9)	(28)	(37)	(14)	(36)	(50)

Other interest-bearing liabilities	57	(77)	(20)	10	(853)	(843)

U.S.	38	46	84	(7)	(446)	(453)

Non-U.S.	19	(123)	(104)	17	(407)	(390)
Change in interest expense	18	(851)	(833)	(259)	(222)	(481)
Change in net interest income	$(385)	$ (103)	$ (488)	$ 989	$(2,301)	$(1,312)

234	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Available-for-sale Securities Portfolio

The table below presents the fair value of available-for-sale securities as of December 2012. Such assets related to the firm’s reinsurance business, in which the firm sold a majority stake in April 2013. See Note 3 for further information about this sale.

in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, December 2012
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 467	$ —	$ —	$ 467

U.S. government and federal agency obligations	814	47	(5)	856

Non-U.S. government and agency obligations	2	—	—	2

Mortgage and other asset-backed loans and securities	3,049	341	(8)	3,382

Corporate debt securities	3,409	221	(5)	3,625

State and municipal obligations	539	91	(1)	629

Other debt obligations	112	3	(2)	113
Total available-for-sale securities	$8,392	$703	$(21)	$9,074

The table below presents the fair value, amortized cost and weighted average yields of available-for-sale securities by contractual maturity as of December 2012. Yields are calculated on a weighted average basis.

	As of December 2012
	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
$ in millions	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale securities
Commercial paper, certificates of deposit, time deposits and other money market instruments	$467	—%	$ —	—%	$ —	—%	$ —	—%	$ 467	—%

U.S. government and federal agency obligations	57	—	267	1	88	2	444	4	856	3

Non-U.S. government and agency obligations	—	—	—	—	—	—	2	4	2	4

Mortgage and other asset-backed loans and securities	4	3	218	5	23	6	3,137	6	3,382	6

Corporate debt securities	74	2	804	3	1,567	4	1,180	5	3,625	4

State and municipal obligations	—	—	10	5	—	—	619	6	629	6

Other debt obligations	18	1	6	1	5	5	84	4	113	3
Total available-for-sale securities	$620		$1,305		$1,683		$5,466		$9,074
Amortized cost of available-for-sale securities	$617		$1,267		$1,593		$4,915		$8,392

Goldman Sachs 2013 Form 10-K	235

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Deposits

The table below presents a summary of the firm’s interest-bearing deposits.

	Average Balances
	Year Ended December
in millions	2013	2012	2011
U.S.:
Savings [1]	$39,411	$32,235	$25,916

Time	21,413	16,433	7,318
Total U.S. deposits	60,824	48,668	33,234

Non-U.S.:
Demand	4,613	5,318	5,378

Time	4,270	2,413	1,654
Total Non-U.S. deposits	8,883	7,731	7,032
Total deposits	$69,707	$56,399	$40,266

	Average Interest Rates
	Year Ended December
	2013	2012	2011
U.S.:
Savings [1]	0.30%	0.42%	0.42%

Time	1.09	1.38	1.84

Total U.S. deposits	0.58	0.74	0.73

Non-U.S.:
Demand	0.22	0.30	0.46

Time	0.59	0.87	0.73

Total Non-U.S. deposits	0.39	0.48	0.53

Total deposits	0.56	0.71	0.70

1.	Amounts are available for withdrawal upon short notice, generally within seven days.

Ratios

The table below presents selected financial ratios.

	Year Ended December
	2013	2012	2011
Net earnings to average assets	0.9%	0.8%	0.5%

Return on average common shareholders’ equity [1]	11.0	10.7	3.7

Return on average total shareholders’ equity [2]	10.4	10.3	6.1

Total average equity to average assets	8.2	7.7	7.7

Dividend payout ratio [3]	13.3	12.5	31.0

1.	Based on net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

2.	Based on net earnings divided by average monthly total shareholders’ equity.

3.	Dividends declared per common share as a percentage of diluted earnings per common share.

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

	Securities Loaned and Securities Sold Under Agreements to Repurchase
	As of December
$ in millions	2013	2012	2011
Amounts outstanding at year-end	$183,527	$185,572	$171,684

Average outstanding during the year	178,686	177,550	171,753

Maximum month-end outstanding	196,393	198,456	190,453

Weighted average interest rate
During the year	0.32%	0.46%	0.53%

At year-end	0.28	0.44	0.39

	Short-Term Borrowings [1,2]
	As of December
$ in millions	2013	2012	2011
Amounts outstanding at year-end	$ 61,982	$ 67,349	$ 78,223

Average outstanding during the year	60,926	70,359	78,497

Maximum month-end outstanding	66,978	75,280	87,281

Weighted average interest rate
During the year	0.65%	0.83%	0.67%

At year-end	0.89	0.79	0.92

1.	Includes short-term secured financings of $17.29 billion, $23.05 billion and $29.19 billion as of December 2013, December 2012 and December 2011, respectively.

2.	The weighted average interest rates for these borrowings include the effect of hedging activities.

236	Goldman Sachs 2013 Form 10-K

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

The tables below present cross-border outstandings and commitments for each country in which cross-border outstandings exceed 0.75% of consolidated assets in accordance with the FFIEC guidelines.

Cross-border outstandings in the tables below include cash, receivables, securities purchased under agreements to resell, securities borrowed and cash financial instruments, but exclude derivative instruments. Securities purchased under agreements to resell and securities borrowed are presented gross, without reduction for related securities collateral held, based on the domicile of the counterparty. Margin loans (included in receivables) are presented based on the amount of collateral advanced by the counterparty. Commitments in the table below primarily consist of commitments to extend credit and forward starting resale and securities borrowing agreements.

	As of December 2013
in millions	Banks	Governments	Other		Total cross-border outstandings		Commitments
Country
Cayman Islands	$ 12	$ 1	$35,969		$35,982		$ 1,671

Japan	23,026	123	11,981		35,130		5,086

France	12,427	2,871	16,567	[1]	31,865		12,060

Germany	5,148	4,336	7,793		17,277		4,716

Spain	7,002	2,281	2,491		11,774		1,069

United Kingdom	2,688	217	7,321		10,226		19,014

Netherlands	1,785	540	5,786		8,111		1,962

	As of December 2012
in millions	Banks	Governments	Other		Total cross-border outstandings		Commitments
Country
Cayman Islands	$ —	$ —	$39,283		$39,283		$ 1,088

France	6,991	2,370	23,161	[1]	32,522		18,846

Japan	16,679	19	8,908		25,606		9,635

Germany	4,012	10,976	7,912		22,900		4,887

Spain	3,790	4,237	1,816		9,843		473

Ireland	438	68	7,057		7,563	[2]	176

United Kingdom	1,422	237	5,874		7,533		20,327

China	2,564	1,265	3,564		7,393		—

Brazil	1,383	3,704	2,280		7,367		865

Switzerland	3,706	230	3,133		7,069		1,305

1.	Primarily comprised of secured lending transactions with a clearing house which are secured by collateral.

2.	Primarily comprised of interests in and receivables from funds domiciled in Ireland, but whose underlying investments are primarily located outside of Ireland, and secured lending transactions.

Goldman Sachs 2013 Form 10-K	237

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

	As of December 2011
in millions	Banks	Governments	Other		Total cross-border outstandings		Commitments
Country
France	$ 5,343	$ 2,859	$32,349	[1]	$40,551		$14,256

Cayman Islands	—	—	33,742		33,742		3,434

Japan	18,745	31	6,457		25,233		11,874

Germany	5,458	16,089	3,162		24,709		4,010

United Kingdom	2,111	3,349	5,243		10,703		26,588

Italy	6,143	3,054	841		10,038	[3]	435

Ireland	1,148	63	8,801	[2]	10,012		35

China	6,722	38	2,908		9,668		—

Switzerland	3,836	40	5,112		8,988		532

Canada	676	1,019	6,841		8,536		1,125

Australia	1,597	470	5,209		7,276		397

1.	Primarily comprised of secured lending transactions with a clearing house which are secured by collateral.

2.	Primarily comprised of interests in and receivables from funds domiciled in Ireland, but whose underlying investments are primarily located outside of Ireland, and secured lending transactions.

3.	Primarily comprised of secured lending transactions which are primarily secured by German government obligations.

238	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two years.

Item 9A.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of the 2013 Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on page 41 of the 2013 Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2013 (2014 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included under “Available Information” in Part I, Item 1 of the 2013 Form 10-K.

Item 11.    Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2014 Proxy Statement and is incorporated herein by reference.

Goldman Sachs 2013 Form 10-K	239

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2014 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2013, the last day of 2013, regarding securities to be issued on exercise of outstanding stock options or pursuant to outstanding restricted stock units and securities remaining available for issuance under our equity compensation plans that were in effect during 2013.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan (2013) [1]	71,894,103	[2]	$99.37	[3]	59,340,061	[4]

Equity compensation plans not approved by security holders	None	—		—		—
Total		71,894,103	[2]			59,340,061	[4]

1.

The Goldman Sachs Amended and Restated Stock Incentive Plan (2013) (2013 SIP) was approved by the shareholders of Group Inc. at our 2013 Annual Meeting of Shareholders and is a successor plan to The Goldman Sachs Amended and Restated Stock Incentive Plan (2003 SIP). The 2003 SIP was approved by our shareholders at our 2003 Annual Meeting of shareholders and was a successor plan to The Goldman Sachs 1999 Stock Incentive Plan (1999 SIP), which was approved by our shareholders immediately prior to our initial public offering in May 1999.

2.

Includes: (i) 42,565,241 shares of common stock that may be issued upon exercise of outstanding options and (ii) 29,328,862 shares that may be issued pursuant to outstanding restricted stock units. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding.

3.

This weighted-average exercise price relates only to the options described in footnote 2. Shares underlying restricted stock units are deliverable without the payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted-average exercise price.

4.

Represents shares remaining to be issued under the 2013 SIP, excluding shares reflected in the second column. The total number of shares of common stock that may be delivered pursuant to awards granted under the 2013 SIP cannot exceed 60 million shares, subject to adjustment for certain changes in corporate structure as permitted under the 2013 SIP. Shares that remain authorized but unissued under the 2003 SIP are not carried over to the 2013 SIP. There are no shares remaining to be issued under the 1999 SIP or 2003 SIP other than those reflected in the second column.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2014 Proxy Statement and is incorporated herein by reference.

240	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in the 2013 Form 10-K are included in Part II, Item 8 hereof.

2. Exhibits

2.1	Plan of Incorporation (incorporated by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-74449)).

3.1

Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of May 6, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed on May 9, 2013).

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

Goldman Sachs 2013 Form 10-K	241

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.4	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-75213)). †

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

10.14

Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Claes Dahlbäck (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003). †

10.15

Letter, dated May 12, 2009, from The Goldman Sachs Group, Inc. to Mr. James J. Schiro (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 26, 2009). †

10.16

Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †

10.17

The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors (terminated as of December 15, 2008) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †

10.18	Form of Year-End Option Award Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.19

Form of Year-End RSU Award Agreement (French alternative award) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.20

Amendments to 2005 and 2006 Year-End RSU and Option Award Agreements (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †

10.21	Form of Non-Employee Director Option Award Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.22	Form of Non-Employee Director RSU Award Agreement. †

242	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.23

Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 26, 2005).

10.24

General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).

10.25

Goldman, Sachs & Co. Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †

10.26

Form of Goldman, Sachs & Co. Executive Life Insurance Policy with Pacific Life & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †

10.27

Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006). †

10.28	Description of PMD Retiree Medical Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 29, 2008). †

10.29

Letter, dated June 28, 2008, from The Goldman Sachs Group, Inc. to Mr. Lakshmi N. Mittal (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 30, 2008). †

10.30

General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S-3, filed March 19, 2009).

10.31

Guarantee Agreement, dated November 28, 2008 and amended effective as of January 1, 2010, between The Goldman Sachs Group, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.32

Collateral Agreement, dated November 28, 2008, between The Goldman Sachs Group, Inc., Goldman Sachs Bank USA and each other party that becomes a pledgor pursuant thereto (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).

10.33	Form of One-Time RSU Award Agreement. †

10.34	Amendments to Certain Equity Award Agreements (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.35

Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.36	Form of Signature Card for Equity Awards. †

10.37	Form of Year-End RSU Award Agreement (not fully vested). †

10.38	Form of Year-End RSU Award Agreement (fully vested). †

10.39	Form of Year-End RSU Award Agreement (Base and/or Supplemental). †

10.40	Form of Year-End Short-Term RSU Award Agreement. †

10.41	Form of Year-End Restricted Stock Award Agreement (fully vested). †

10.42	Form of Year-End Restricted Stock Award Agreement (Base and/or Supplemental). †

10.43	Form of Year-End Short-Term Restricted Stock Award Agreement. †

Goldman Sachs 2013 Form 10-K	243

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.44

General Guarantee Agreement, dated March 2, 2010, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Execution & Clearing, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.45	Form of Deed of Gift (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †

10.46	The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †

10.47	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †

10.48	Form of Performance-Based Option Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †

10.49	Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 23, 2010). †

10.50

Amended and Restated General Guarantee Agreement dated, November 21, 2011, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2011).

10.51	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †

10.52	Description of Compensation Arrangements with Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012). †

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.

99.2	Debt and trust securities registered under Section 12(b) of the Exchange Act.

244	Goldman Sachs 2013 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, (iii) the Consolidated Statements of Financial Condition as of December 31, 2013 and December 31, 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, and (vi) the notes to the Consolidated Financial Statements.

† This exhibit is a management contract or a compensatory plan or arrangement.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Goldman Sachs 2013 Form 10-K	245

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Harvey M. Schwartz
	Name:	Harvey M. Schwartz
	Title:	Chief Financial Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lloyd C. Blankfein Lloyd C. Blankfein	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2014

/s/ M. Michele Burns M. Michele Burns	Director	February 27, 2014

/s/ Gary D. Cohn Gary D. Cohn	Director	February 27, 2014

/s/ Claes Dahlbäck Claes Dahlbäck	Director	February 27, 2014

/s/ William W. George William W. George	Director	February 27, 2014

/s/ James A. Johnson James A. Johnson	Director	February 27, 2014

/s/ Lakshmi N. Mittal Lakshmi N. Mittal	Director	February 27, 2014

/s/ Adebayo O. Ogunlesi Adebayo O. Ogunlesi	Director	February 27, 2014

Goldman Sachs 2013 Form 10-K	II-1

/s/ James J. Schiro James J. Schiro	Director	February 27, 2014

/s/ Debora L. Spar Debora L. Spar	Director	February 27, 2014

/s/ Mark E. Tucker Mark E. Tucker	Director	February 27, 2014

/s/ David A. Viniar David A. Viniar	Director	February 27, 2014

/s/ Harvey M. Schwartz Harvey M. Schwartz	Chief Financial Officer (Principal Financial Officer)	February 27, 2014

/s/ Sarah E. Smith Sarah E. Smith	Principal Accounting Officer	February 27, 2014

II-2	Goldman Sachs 2013 Form 10-K