Form 10-Q
period 2014-03-31
GOLDMAN SACHS GROUP INC
filed 2014-05-09
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 25, 2014, there were 447,176,397 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

Goldman Sachs March 2014 Form 10-Q	1

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March
in millions, except per share amounts	2014	2013
Revenues
Investment banking	$1,779	$ 1,568

Investment management	1,498	1,250

Commissions and fees	872	829

Market making	2,639	3,437

Other principal transactions	1,503	2,081
Total non-interest revenues	8,291	9,165

Interest income	2,594	2,608

Interest expense	1,557	1,683
Net interest income	1,037	925
Net revenues, including net interest income	9,328	10,090
Operating expenses
Compensation and benefits	4,011	4,339

Brokerage, clearing, exchange and distribution fees	595	561

Market development	138	141

Communications and technology	200	188

Depreciation and amortization	390	302

Occupancy	210	218

Professional fees	212	246

Insurance reserves	—	127

Other expenses	551	595
Total non-compensation expenses	2,296	2,378
Total operating expenses	6,307	6,717
Pre-tax earnings	3,021	3,373

Provision for taxes	988	1,113
Net earnings	2,033	2,260

Preferred stock dividends	84	72
Net earnings applicable to common shareholders	$1,949	$ 2,188
Earnings per common share
Basic	$ 4.15	$ 4.53

Diluted	4.02	4.29

Dividends declared per common share	$ 0.55	$ 0.50

Average common shares outstanding
Basic	468.6	482.1

Diluted	484.6	509.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March
in millions	2014	2013
Net earnings	$2,033	$2,260

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(29)	(26)

Pension and postretirement liabilities	(8)	(4)

Available-for-sale securities	—	15

Cash flow hedges	1	—
Other comprehensive loss	(36)	(15)
Comprehensive income	$1,997	$2,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2014 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
in millions, except share and per share amounts	March 2014	December 2013
Assets
Cash and cash equivalents	$ 58,858	$ 61,133

Cash and securities segregated for regulatory and other purposes (includes $40,478 and $31,937 at fair value as of March 2014 and December 2013, respectively)	60,180	49,671

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $134,547 and $161,297 at fair value as of March 2014 and December 2013, respectively)	135,033	161,732

Securities borrowed (includes $71,243 and $60,384 at fair value as of March 2014 and December 2013, respectively)	190,735	164,566

Receivables from:
Brokers, dealers and clearing organizations	28,285	23,840

Customers and counterparties (includes $7,060 and $7,416 at fair value as of March 2014 and December 2013, respectively)	86,589	88,935

Financial instruments owned, at fair value (includes $63,229 and $62,348 pledged as collateral as of March 2014 and December 2013, respectively)	332,533	339,121

Other assets (includes $18 at fair value as of December 2013)	23,452	22,509
Total assets	$915,665	$911,507
Liabilities and shareholders’ equity
Deposits (includes $7,696 and $7,255 at fair value as of March 2014 and December 2013, respectively)	$ 71,457	$ 70,807

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	138,744	164,782

Securities loaned (includes $596 and $973 at fair value as of March 2014 and December 2013, respectively)	18,342	18,745

Other secured financings (includes $23,753 and $23,591 at fair value as of March 2014 and December 2013, respectively)	24,985	24,814

Payables to:
Brokers, dealers and clearing organizations	14,559	5,349

Customers and counterparties	213,855	199,416

Financial instruments sold, but not yet purchased, at fair value	130,487	127,426

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $19,593 and $19,067 at fair value as of March 2014 and December 2013, respectively)	46,391	44,692

Unsecured long-term borrowings (includes $12,444 and $11,691 at fair value as of March 2014 and December 2013, respectively)	165,627	160,965

Other liabilities and accrued expenses (includes $382 and $388 at fair value as of March 2014 and December 2013, respectively)	12,119	16,044
Total liabilities	836,566	833,040

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $7,200 as of both March 2014 and December 2013	7,200	7,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 849,104,281 and 837,219,068 shares issued as of March 2014 and December 2013, respectively, and 448,032,463 and 446,359,012 shares outstanding as of March 2014 and December 2013, respectively	8	8

Restricted stock units and employee stock options	3,572	3,839

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	49,959	48,998

Retained earnings	73,646	71,961

Accumulated other comprehensive loss	(560)	(524)

Stock held in treasury, at cost, par value $0.01 per share; 401,071,820 and 390,860,058 shares as of March 2014 and December 2013, respectively	(54,726)	(53,015)
Total shareholders’ equity	79,099	78,467
Total liabilities and shareholders’ equity	$915,665	$911,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended	Year Ended
in millions	March 2014	December 2013
Preferred stock
Balance, beginning of year	$ 7,200	$ 6,200

Issued	—	1,000
Balance, end of period	7,200	7,200

Common stock
Balance, beginning of year	8	8

Issued	—	—
Balance, end of period	8	8

Restricted stock units and employee stock options
Balance, beginning of year	3,839	3,298

Issuance and amortization of restricted stock units and employee stock options	1,556	2,017

Delivery of common stock underlying restricted stock units	(1,629)	(1,378)

Forfeiture of restricted stock units and employee stock options	(17)	(79)

Exercise of employee stock options	(177)	(19)
Balance, end of period	3,572	3,839

Additional paid-in capital
Balance, beginning of year	48,998	48,030

Delivery of common stock underlying share-based awards	1,893	1,483

Cancellation of restricted stock units and employee stock options in satisfaction of withholding tax requirements	(1,450)	(599)

Preferred stock issuance costs	—	(9)

Excess net tax benefit related to share-based awards	519	94

Cash settlement of share-based compensation	(1)	(1)
Balance, end of period	49,959	48,998

Retained earnings
Balance, beginning of year	71,961	65,223

Net earnings	2,033	8,040

Dividends and dividend equivalents declared on common stock and restricted stock units	(264)	(988)

Dividends declared on preferred stock	(84)	(314)
Balance, end of period	73,646	71,961

Accumulated other comprehensive loss
Balance, beginning of year	(524)	(193)

Other comprehensive loss	(36)	(331)
Balance, end of period	(560)	(524)

Stock held in treasury, at cost
Balance, beginning of year	(53,015)	(46,850)

Repurchased	(1,719)	(6,175)

Reissued	38	40

Other	(30)	(30)
Balance, end of period	(54,726)	(53,015)
Total shareholders’ equity	$ 79,099	$ 78,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2014 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March
in millions	2014	2013
Cash flows from operating activities
Net earnings	$ 2,033	$ 2,260

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	390	302

Share-based compensation	1,611	1,509

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(10,509)	8,527

Receivables and payables, net	24,591	3,017

Collateralized transactions (excluding other secured financings), net	(25,911)	(61,821)

Financial instruments owned, at fair value	6,645	20,028

Financial instruments sold, but not yet purchased, at fair value	3,046	27,227

Other, net	(6,117)	(6,747)
Net cash used for operating activities	(4,221)	(5,698)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(164)	(171)

Proceeds from sales of property, leasehold improvements and equipment	5	17

Business acquisitions, net of cash acquired	(309)	(160)

Proceeds from sales of investments	306	526

Purchase of available-for-sale securities	—	(501)

Proceeds from sales of available-for-sale securities	—	709

Loans held for investment, net	(3,041)	(1,373)
Net cash used for investing activities	(3,203)	(953)

Cash flows from financing activities
Unsecured short-term borrowings, net	921	(435)

Other secured financings (short-term), net	423	(4,824)

Proceeds from issuance of other secured financings (long-term)	1,582	1,829

Repayment of other secured financings (long-term), including the current portion	(2,240)	(969)

Proceeds from issuance of unsecured long-term borrowings	14,949	13,069

Repayment of unsecured long-term borrowings, including the current portion	(9,661)	(12,530)

Derivative contracts with a financing element, net	19	380

Deposits, net	650	2,562

Common stock repurchased	(1,719)	(1,525)

Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(348)	(319)

Proceeds from issuance of common stock, including stock option exercises	54	14

Excess tax benefit related to share-based compensation	520	63

Cash settlement of share-based compensation	(1)	—
Net cash provided by/(used for) financing activities	5,149	(2,685)
Net decrease in cash and cash equivalents	(2,275)	(9,336)

Cash and cash equivalents, beginning of year	61,133	72,669
Cash and cash equivalents, end of period	$ 58,858	$ 63,333

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $2.26 billion and $1.96 billion during the three months ended March 2014 and March 2013, respectively.

Cash payments for income taxes, net of refunds, were $1.40 billion and $464 million during the three months ended March 2014 and March 2013, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs March 2014 Form 10-Q

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

Investing & Lending

The firm invests in and originates loans to provide financing to clients. These investments and loans are typically longer-term in nature. The firm makes investments, some of which are consolidated, directly and indirectly through funds that the firm manages, in debt securities and loans, public and private equity securities and real estate entities.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2013. References to “the 2013 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated financial information as of December 31, 2013 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to March 2014 and March 2013 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2014 and March 31, 2013, respectively. All references to December 2013 refer to the date December 31, 2013. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs March 2014 Form 10-Q	7

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

8	Goldman Sachs March 2014 Form 10-Q

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

Goldman Sachs March 2014 Form 10-Q	9

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of March 2014 and December 2013, “Cash and cash equivalents” included $5.03 billion and $4.14 billion, respectively, of cash and due from banks, and $53.83 billion and $56.99 billion, respectively, of interest-bearing deposits with banks.

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

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2014 and December 2013.

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2014 and December 2013.

10	Goldman Sachs March 2014 Form 10-Q

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

In the condensed consolidated statements of financial condition, derivatives are reported net of cash collateral received and posted under enforceable credit support agreements, when transacted under an enforceable netting agreement. In the condensed consolidated statements of financial condition, resale and repurchase agreements, and securities borrowed and loaned, are not reported net of the related cash and securities received or posted as collateral. See Note 9 for further information about collateral received and pledged, including rights to deliver or repledge collateral. See Notes 7 and 9 for further information about offsetting.

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

Goldman Sachs March 2014 Form 10-Q	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Developments

Investment Companies (ASC 946). In June 2013, the FASB issued ASU No. 2013-08, “Financial Services — Investment Companies (Topic 946) — Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU No. 2013-08 clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU No. 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Adoption of ASU No. 2013-08 on January 1, 2014 did not affect the firm’s financial condition, results of operations, or cash flows.

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

12	Goldman Sachs March 2014 Form 10-Q

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

	As of March 2014			As of December 2013
in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 8,773	$ —		$ 8,608	$ —

U.S. government and federal agency obligations	77,000	18,858		71,072	20,920

Non-U.S. government and agency obligations	39,767	24,133		40,944	26,999

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	5,536	—		6,596	1

Loans and securities backed by residential real estate	9,357	2		9,025	2

Bank loans and bridge loans	17,357	878	[1]	17,400	925	[1]

Corporate debt securities	20,630	5,444		17,412	5,253

State and municipal obligations	1,328	—		1,476	51

Other debt obligations	3,318	1		3,129	4

Equities and convertible debentures	87,320	31,182		101,024	22,583

Commodities	4,301	1,852		4,556	966
Subtotal	274,687	82,350		281,242	77,704
Derivatives	57,846	48,137		57,879	49,722
Total	$332,533	$130,487		$339,121	$127,426

1.	Primarily relates to the fair value of unfunded lending commitments for which the fair value option was elected.

Goldman Sachs March 2014 Form 10-Q	13

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

Product Type in millions	Three Months Ended March
	2014	2013
Interest rates	$ (280)	$(1,164)

Credit	1,180	1,459

Currencies	295	2,509

Equities	683	502

Commodities	761	388

Other	—	(257)
Market making	2,639	3,437
Other principal transactions [1]	1,503	2,081
Total	$ 4,142	$ 5,518

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

14	Goldman Sachs March 2014 Form 10-Q

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

See Notes 6, 7 and 8 for further information about fair value measurements of cash instruments, derivatives and other financial assets and financial liabilities accounted for at fair value primarily under the fair value option (including information about significant unrealized gains and losses related to level 3 financial assets and financial liabilities, and transfers in and out of level 3), respectively.

The table below presents financial assets and financial liabilities accounted for at fair value under the fair value option or in accordance with other U.S. GAAP. In the table below, counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

	As of
$ in millions	March 2014	December 2013
Total level 1 financial assets	$153,199	$156,030

Total level 2 financial assets	484,573	499,480

Total level 3 financial assets	40,923	40,013

Counterparty and cash collateral netting	(92,834)	(95,350)
Total financial assets at fair value	$585,861	$600,173

Total assets [1]	$915,665	$911,507

Total level 3 financial assets as a percentage of Total assets	4.5%	4.4%

Total level 3 financial assets as a percentage of Total financial assets at fair value	7.0%	6.7%

Total level 1 financial liabilities	$ 71,973	$ 68,412

Total level 2 financial liabilities	273,929	300,583

Total level 3 financial liabilities	13,208	12,046

Counterparty and cash collateral netting	(25,415)	(25,868)
Total financial liabilities at fair value	$333,695	$355,173

Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	4.0%	3.4%

1.	Includes approximately $892 billion and $890 billion as of March 2014 and December 2013, respectively, that is carried at fair value or at amounts that generally approximate fair value.

Level 3 financial assets as of March 2014 increased compared with December 2013, primarily reflecting an increase in private equity investments, principally due to net transfers from level 2 and net unrealized gains.

Goldman Sachs March 2014 Form 10-Q	15

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

16	Goldman Sachs March 2014 Form 10-Q

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

Goldman Sachs March 2014 Form 10-Q	17

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

Level 3 Cash Instruments	Level 3 Assets as of March 2014 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average) as of March 2014
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$2,626	Discounted cash flows:
		• Yield	2.5% to 29.6% (10.6%)
		• Recovery rate	26.0% to 95.6% (71.1%)
		• Duration (years)	0.2 to 4.9 (1.9)
		• Basis	(5) points to 19 points (4 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$2,065	Discounted cash flows:
		• Yield	3.4% to 30.2% (9.8%)
		• Cumulative loss rate	0.0% to 89.7% (23.4%)
		• Duration (years)	1.2 to 17.7 (3.6)
Bank loans and bridge loans	$9,687	Discounted cash flows:
		• Yield	1.0% to 27.9% (8.5%)
		• Recovery rate	40.0% to 92.1% (55.9%)
		• Duration (years)	0.3 to 6.6 (1.9)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$3,559	Discounted cash flows:
		• Yield	1.7% to 32.5% (8.9%)
		• Recovery rate	0.0% to 84.0% (64.1%)
		• Duration (years)	0.7 to 16.8 (4.7)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$15,807 [1]	Comparable multiples:
		• Multiples	0.7x to 22.7x (6.8x)
Discounted cash flows:
		• Discount rate/yield	5.0% to 34.5% (15.1%)
		• Long-term growth rate/compound annual growth rate	(3.5)% to 19.0% (7.3%)
		• Capitalization rate	4.2% to 11.3% (7.3%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

18	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Cash Instruments	Level 3 Assets as of December 2013 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average) as of December 2013
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$2,692	Discounted cash flows:
		• Yield	2.7% to 29.1% (10.1%)
		• Recovery rate	26.2% to 88.1% (74.4%)
		• Duration (years)	0.6 to 5.7 (2.0)
		• Basis	(9) points to 20 points (5 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,961	Discounted cash flows:
		• Yield	2.6% to 25.8% (10.1%)
		• Cumulative loss rate	9.8% to 56.6% (24.9%)
		• Duration (years)	1.4 to 16.7 (3.6)
Bank loans and bridge loans	$9,324	Discounted cash flows:
		• Yield	1.0% to 39.6% (9.3%)
		• Recovery rate	40.0% to 85.0% (54.9%)
		• Duration (years)	0.5 to 5.3 (2.1)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$3,977	Discounted cash flows:
		• Yield	1.5% to 40.2% (8.9%)
		• Recovery rate	0.0% to 70.0% (61.9%)
		• Duration (years)	0.6 to 16.1 (4.2)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$14,685 [1]	Comparable multiples:
		• Multiples	0.6x to 18.8x (6.9x)
Discounted cash flows:
		• Discount rate/yield	6.0% to 29.1% (14.6%)
		• Long-term growth rate/compound annual growth rate	1.0% to 19.0% (8.1%)
		• Capitalization rate	4.6% to 11.3% (7.1%)

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

Goldman Sachs March 2014 Form 10-Q	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of March 2014
in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 216	$ 8,557	$ —		$ 8,773

U.S. government and federal agency obligations	33,764	43,236	—		77,000

Non-U.S. government and agency obligations	30,760	8,962	45		39,767

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	2,910	2,626		5,536

Loans and securities backed by residential real estate	—	7,292	2,065		9,357

Bank loans and bridge loans	—	7,670	9,687		17,357

Corporate debt securities [2]	202	17,796	2,632		20,630

State and municipal obligations	—	1,086	242		1,328

Other debt obligations [2]	—	2,678	640		3,318

Equities and convertible debentures	62,488	9,025	15,807	[3]	87,320

Commodities	—	4,301	—		4,301
Total	$127,430	$113,513	$33,744		$274,687

	Cash Instrument Liabilities at Fair Value as of March 2014
in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 18,841	$ 17	$ —		$ 18,858

Non-U.S. government and agency obligations	22,305	1,828	—		24,133

Mortgage and other asset-backed loans and securities:
Loans and securities backed by residential real estate	—	2	—		2

Bank loans and bridge loans	—	685	193		878

Corporate debt securities	1	5,442	1		5,444

Other debt obligations	—	—	1		1

Equities and convertible debentures	30,770	403	9		31,182

Commodities	—	1,852	—		1,852
Total	$ 71,917	$ 10,229	$ 204		$ 82,350

1.	Includes $187 million and $482 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $417 million and $1.42 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $14.11 billion of private equity investments, $1.35 billion of investments in real estate entities and $348 million of convertible debentures.

20	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Cash Instrument Assets at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 216	$ 8,392	$ —		$ 8,608

U.S. government and federal agency obligations	29,582	41,490	—		71,072

Non-U.S. government and agency obligations	29,451	11,453	40		40,944

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	3,904	2,692		6,596

Loans and securities backed by residential real estate	—	7,064	1,961		9,025

Bank loans and bridge loans	—	8,076	9,324		17,400

Corporate debt securities [2]	240	14,299	2,873		17,412

State and municipal obligations	—	1,219	257		1,476

Other debt obligations [2]	—	2,322	807		3,129

Equities and convertible debentures	76,945	9,394	14,685	[3]	101,024

Commodities	—	4,556	—		4,556
Total	$136,434	$112,169	$32,639		$281,242

	Cash Instrument Liabilities at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 20,871	$ 49	$ —		$ 20,920

Non-U.S. government and agency obligations	25,325	1,674	—		26,999

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	—	1		1

Loans and securities backed by residential real estate	—	2	—		2

Bank loans and bridge loans	—	641	284		925

Corporate debt securities	10	5,241	2		5,253

State and municipal obligations	—	50	1		51

Other debt obligations	—	3	1		4

Equities and convertible debentures	22,107	468	8		22,583

Commodities	—	966	—		966
Total	$ 68,313	$ 9,094	$ 297		$ 77,704

1.	Includes $295 million and $411 million of CDOs backed by real estate in level 2 and level 3, respectively.

2.	Includes $451 million and $1.62 billion of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $12.82 billion of private equity investments, $1.37 billion of investments in real estate entities and $491 million of convertible debentures.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 2014, transfers into level 2 from level 1 of cash instruments were $37 million, reflecting transfers of public equity securities due to decreased market activity in these instruments.

During the three months ended March 2014, transfers into level 1 from level 2 of cash instruments were $104 million, reflecting transfers of public equity securities, primarily due to increased market activity in these instruments.

During the three months ended March 2013, transfers into level 2 from level 1 of cash instruments were $43 million, reflecting transfers of public equity securities due to decreased market activity in these securities.

See level 3 rollforward below for information about transfers between level 2 and level 3.

Goldman Sachs March 2014 Form 10-Q	21

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

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended March 2014
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 40	$ —		$ —		$ 13	$ (15)	$ (1)	$ 8	$ —	$ 45

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	2,692	26		79		150	(58)	(264)	274	(273)	2,626

Loans and securities backed by residential real estate	1,961	29		84		121	(54)	(69)	161	(168)	2,065

Bank loans and bridge loans	9,324	95		140		1,342	(646)	(884)	658	(342)	9,687

Corporate debt securities	2,873	62		62		312	(296)	(297)	197	(281)	2,632

State and municipal obligations	257	1		2		36	(53)	(1)	—	—	242

Other debt obligations	807	9		7		56	(101)	(72)	28	(94)	640

Equities and convertible debentures	14,685	22		457		624	(221)	(245)	1,501	(1,016)	15,807
Total	$32,639	$244	[1]	$831	[1]	$2,654	$(1,444)	$(1,833)	$2,827	$(2,174)	$33,744

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended March 2014
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 297	$ (3)		$ (41)		$ (54)	$ 12	$ 3	$ 11	$ (21)	$ 204

1.	The aggregate amounts include gains of approximately $128 million, $773 million and $174 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $872 million (reflecting $831 million on cash instrument assets and $41 million on cash instrument liabilities) for the three months ended March 2014 primarily consisted of gains on private equity investments principally driven by strong corporate performance and company-specific events and bank loans and bridge loans principally due to company-specific events.

Transfers into level 3 during the three months ended March 2014 primarily reflected transfers of certain private equity investments and bank loans and bridge loans from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including market transactions in these instruments.

Transfers out of level 3 during the three months ended March 2014 primarily reflected transfers of certain private equity investments and bank loans and bridge loans to level 2 primarily due to increased price transparency as a result of market evidence, including market transactions in these instruments.

22	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended March 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 26	$ 3		$ 2		$ 28	$ (9)	$ (1)	$ 1	$ (3)	$ 47

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,389	36		91		50	(249)	(277)	318	(194)	3,164

Loans and securities backed by residential real estate	1,619	38		25		268	(172)	(56)	104	(143)	1,683

Bank loans and bridge loans	11,235	153		97		1,460	(543)	(1,361)	1,688	(1,041)	11,688

Corporate debt securities	2,821	116		157		301	(728)	(141)	116	(200)	2,442

State and municipal obligations	619	2		1		19	(269)	(1)	—	(37)	334

Other debt obligations	1,185	19		21		192	(210)	(201)	61	(212)	855

Equities and convertible debentures	14,855	70		481		185	(378)	(543)	1,000	(446)	15,224
Total	$35,749	$437	[1]	$875	[1]	$2,503	$(2,558)	$(2,581)	$3,288	$(2,276)	$35,437

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended March 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 642	$ (4)		$ (11)		$ (147)	$ 97	$ 3	$ 22	$ (161)	$ 441

1.	The aggregate amounts include gains of approximately $317 million, $687 million and $308 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

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

Goldman Sachs March 2014 Form 10-Q	23

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

The firm continues to manage its existing funds, including the redemption of certain of its interests in hedge funds, taking into account the transition periods under the Volcker Rule. Since March 2012, the firm has redeemed approximately $2.25 billion of these interests in hedge funds, including approximately $39 million during the three months ended March 2014.

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

The tables below present the fair value of the firm’s investments in, and unfunded commitments to, funds that calculate NAV.

	As of March 2014
in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$ 7,707	$2,378

Credit funds	3,388	1,683

Hedge funds	1,426	—

Real estate funds	1,644	408
Total	$14,165	$4,469

	As of December 2013
in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$ 7,446	$2,575

Credit funds	3,624	2,515

Hedge funds	1,394	—

Real estate funds	1,908	471
Total	$14,372	$5,561

24	Goldman Sachs March 2014 Form 10-Q

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

Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively. Substantially all gains and losses on derivatives not designated as hedges under ASC 815 are included in “Market making” and “Other principal transactions.”

The tables below present the fair value of derivatives on a net-by-counterparty basis.

	As of March 2014
in millions	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 5,337	$ 4,624

OTC	52,509	43,513
Total	$57,846	$48,137

	As of December 2013
in millions	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 4,277	$ 6,366

OTC	53,602	43,356
Total	$57,879	$49,722

Goldman Sachs March 2014 Form 10-Q	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the fair value and the notional amount of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure. The table below also presents the amounts of counterparty and cash collateral netting in the condensed consolidated statements of financial condition, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP. Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted in the table below. Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

	As of March 2014			As of December 2013
in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Interest rates	$ 582,930	$ 530,706	$44,797,122	$ 641,186	$ 587,110	$44,110,483

Exchange-traded	224	182	3,092,629	157	271	2,366,448

OTC-cleared	207,940	192,410	25,551,648	266,230	252,596	24,888,301

Bilateral OTC	374,766	338,114	16,152,845	374,799	334,243	16,855,734

Credit	58,549	55,000	2,906,144	60,751	56,340	2,946,376

OTC-cleared	5,314	5,755	413,691	3,943	4,482	348,848

Bilateral OTC	53,235	49,245	2,492,453	56,808	51,858	2,597,528

Currencies	62,037	55,119	4,800,101	70,757	63,659	4,311,971

Exchange-traded	22	36	14,932	98	122	23,908

OTC-cleared	139	100	14,083	88	97	11,319

Bilateral OTC	61,876	54,983	4,771,086	70,571	63,440	4,276,744

Commodities	20,318	19,537	725,457	18,007	18,228	701,101

Exchange-traded	4,905	3,657	362,893	4,323	3,661	346,057

OTC-cleared	646	748	4,257	11	12	135

Bilateral OTC	14,767	15,132	358,307	13,673	14,555	354,909

Equities	52,906	50,690	1,425,736	56,719	55,472	1,406,499

Exchange-traded	9,787	10,350	510,907	10,544	13,157	534,840

Bilateral OTC	43,119	40,340	914,829	46,175	42,315	871,659
Subtotal	776,740	711,052	54,654,560	847,420	780,809	53,476,430
Derivatives accounted for as hedges
Interest rates	11,920	426	129,786	11,403	429	132,879

OTC-cleared	2,435	53	32,098	1,327	27	10,637

Bilateral OTC	9,485	373	97,688	10,076	402	122,242

Currencies	29	122	9,756	74	56	9,296

OTC-cleared	2	24	1,453	1	10	869

Bilateral OTC	27	98	8,303	73	46	8,427

Commodities	39	—	147	36	—	335

Exchange-traded	—	—	—	—	—	23

Bilateral OTC	39	—	147	36	—	312
Subtotal	11,988	548	139,689	11,513	485	142,510
Gross fair value/notional amount of derivatives	$ 788,728 [1]	$ 711,600 [1]	$54,794,249	$ 858,933 [1]	$ 781,294 [1]	$53,618,940
Amounts that have been offset in the condensed consolidated statements of financial condition
Counterparty netting	(640,075)	(640,075)		(707,411)	(707,411)

Exchange-traded	(9,601)	(9,601)		(10,845)	(10,845)

OTC-cleared	(197,093)	(197,093)		(254,756)	(254,756)

Bilateral OTC	(433,381)	(433,381)		(441,810)	(441,810)

Cash collateral netting	(90,807)	(23,388)		(93,643)	(24,161)

OTC-cleared	(18,953)	(1,789)		(16,353)	(2,515)

Bilateral OTC	(71,854)	(21,599)		(77,290)	(21,646)
Fair value included in financial instruments owned/financial instruments sold, but not yet purchased	$ 57,846	$ 48,137		$ 57,879	$ 49,722
Amounts that have not been offset in the condensed consolidated statements of financial condition
Cash collateral received/posted	(622)	(2,696)		(636)	(2,806)

Securities collateral received/posted	(11,685)	(10,460)		(13,225)	(10,521)
Total	$ 45,539	$ 34,981		$ 44,018	$ 36,395

1.

Includes derivative assets and derivative liabilities of $25.01 billion and $23.16 billion, respectively, as of March 2014, and derivative assets and derivative liabilities of $23.18 billion and $23.46 billion, respectively, as of December 2013, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

26	Goldman Sachs March 2014 Form 10-Q

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

•

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

•

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

•

Currency. Prices for currency derivatives based on the exchange rates of leading industrialized nations, including those with longer tenors, are generally transparent. The primary difference between the price transparency of developed and emerging market currency derivatives is that emerging markets tend to be observable for contracts with shorter tenors.

•

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

•

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

Goldman Sachs March 2014 Form 10-Q	27

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

28	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The tables below present the ranges of significant unobservable inputs used to value the firm’s level 3 derivatives as well as averages and medians of these inputs. The ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative. Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average. The ranges, averages and medians of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one derivative. For example, the highest correlation presented in the tables below for interest rate derivatives is appropriate for valuing a specific interest rate derivative but may not be appropriate for valuing any other interest rate derivative. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 derivatives.

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of March 2014 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) as of March 2014
Interest rates	$(31)	Option pricing models: Correlation [2] Volatility	22% to 84% (58% / 60%) 36 basis points per annum (bpa) to 165 bpa (107 bpa / 130 bpa)
Credit	$3,958 [1]	Option pricing models, correlation models and discounted cash flows models: Correlation [2] Credit spreads Upfront credit points Recovery rates	5% to 89% (59% / 60%) 3 basis points (bps) to 748 bps (147 bps / 108 bps) [3] 0 points to 99 points (43 points / 38 points) 20% to 85% (47% / 40%)
Currencies	$(143)	Option pricing models: Correlation [2]	65% to 79% (72% / 72%)
Commodities	$43 [1]	Option pricing models and discounted cash flows models: Volatility Spread per million British Thermal units (MMBTU) of natural gas Spread per Metric Tonne (MT) of coal	13% to 47% (23% / 21%) $(2.27) to $4.63 ($(0.08) / $(0.05)) $(15.35) to $0.50 ($(6.23) / $(8.00))
Equities	$(1,883)	Option pricing models: Correlation [2] Volatility	16% to 99% (55% / 55%) 6% to 76% (20% / 19%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

2.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (40)% to 78% (Average: 27% / Median: 30%) as of March 2014.

3.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

Goldman Sachs March 2014 Form 10-Q	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of December 2013 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) as of December 2013
Interest rates	$(86)	Option pricing models: Correlation [2] Volatility	22% to 84% (58% / 60%) 36 bpa to 165 bpa (107 bpa / 112 bpa)
Credit	$4,176 [1]	Option pricing models, correlation models and discounted cash flows models: Correlation [2] Credit spreads Upfront credit points Recovery rates	5% to 93% (61% / 61%) 1 bps to 1,395 bps (153 bps / 116 bps) [3] 0 points to 100 points (46 points / 43 points) 20% to 85% (50% / 40%)
Currencies	$(200)	Option pricing models: Correlation [2]	65% to 79% (72% / 72%)
Commodities	$60 [1]	Option pricing models and discounted cash flows models: Volatility Spread per MMBTU of natural gas Spread per MT of coal	15% to 52% (23% / 21%) $(1.74) to $5.62 ($(0.11) / $(0.04)) $(17.00) to $0.50 ($(6.54) / $(5.00))
Equities	$(959)	Option pricing models: Correlation [2] Volatility	23% to 99% (58% / 59%) 6% to 63% (20% / 20%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

2.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (42)% to 78% (Average: 25% / Median: 30%) as of December 2013.

3.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

30	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Range of Significant Unobservable Inputs

The following provides further information about the ranges of significant unobservable inputs used to value the firm’s level 3 derivative instruments.

•

Correlation. Ranges for correlation cover a variety of underliers both within one market (e.g., equity index and equity single stock names) and across markets (e.g., correlation of a commodity price and a foreign exchange rate), as well as across regions. Generally, cross-asset correlation inputs are used to value more complex instruments and are lower than correlation inputs on assets within the same derivative product type.

•

Volatility. Ranges for volatility cover numerous underliers across a variety of markets, maturities and strike prices. For example, volatility of equity indices is generally lower than volatility of single stocks.

•

Credit spreads, upfront credit points and recovery rates. The ranges for credit spreads, upfront credit points and recovery rates cover a variety of underliers (index and single names), regions, sectors, maturities and credit qualities (high-yield and investment-grade). The broad range of this population gives rise to the width of the ranges of significant unobservable inputs.

•	Commodity prices and spreads. The ranges for commodity prices and spreads cover variability in products, maturities and locations, as well as peak and off-peak prices.

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

•

Correlation. In general, for contracts where the holder benefits from the convergence of the underlying asset or index prices (e.g., interest rates, credit spreads, foreign exchange rates, inflation rates and equity prices), an increase in correlation results in a higher fair value measurement.

•	Volatility. In general, for purchased options an increase in volatility results in a higher fair value measurement.

•

Credit spreads, upfront credit points and recovery rates. In general, the fair value of purchased credit protection increases as credit spreads or upfront credit points increase or recovery rates decrease. Credit spreads, upfront credit points and recovery rates are strongly related to distinctive risk factors of the underlying reference obligations, which include reference entity-specific factors such as leverage, volatility and industry, market-based risk factors, such as borrowing costs or liquidity of the underlying reference obligation, and macroeconomic conditions.

•

Commodity prices and spreads. In general, for contracts where the holder is receiving a commodity, an increase in the spread (price difference from a benchmark index due to differences in quality or delivery location) or price results in a higher fair value measurement.

Goldman Sachs March 2014 Form 10-Q	31

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

Counterparty netting is reflected in each level to the extent that receivable and payable balances are netted within the same level. Where the counterparty netting is across levels, the netting is reflected in “Cross-Level Netting.”

	Derivative Assets at Fair Value as of March 2014
in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$14	$ 594,452	$ 384	$ —	$ —	$ 594,850

Credit	—	50,701	7,848	—	—	58,549

Currencies	—	61,747	319	—	—	62,066

Commodities	—	19,821	536	—	—	20,357

Equities	2	52,045	859	—	—	52,906
Gross fair value of derivative assets	16	778,766	9,946	—	—	788,728

Counterparty and cash collateral netting	—	(635,184)	(2,864)	(2,027)	(90,807)	(730,882)
Fair value included in financial instruments owned	$16	$ 143,582	$ 7,082	$(2,027)	$(90,807)	$ 57,846

	Derivative Liabilities at Fair Value as of March 2014
in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$39	$ 530,678	$ 415	$ —	$ —	$ 531,132

Credit	—	51,110	3,890	—	—	55,000

Currencies	—	54,779	462	—	—	55,241

Commodities	—	19,044	493	—	—	19,537

Equities	17	47,931	2,742	—	—	50,690
Gross fair value of derivative liabilities	56	703,542	8,002	—	—	711,600

Counterparty and cash collateral netting	—	(635,184)	(2,864)	(2,027)	(23,388)	(663,463)
Fair value included in financial instruments sold, but not yet purchased	$56	$ 68,358	$ 5,138	$(2,027)	$(23,388)	$ 48,137

	Derivative Assets at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$91	$ 652,104	$ 394	$ —	$ —	$ 652,589

Credit	—	52,834	7,917	—	—	60,751

Currencies	—	70,481	350	—	—	70,831

Commodities	—	17,517	526	—	—	18,043

Equities	3	55,826	890	—	—	56,719
Gross fair value of derivative assets	94	848,762	10,077	—	—	858,933

Counterparty and cash collateral netting	—	(702,703)	(3,001)	(1,707)	(93,643)	(801,054)
Fair value included in financial instruments owned	$94	$ 146,059	$ 7,076	$(1,707)	$(93,643)	$ 57,879

	Derivative Liabilities at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$93	$ 586,966	$ 480	$ —	$ —	$ 587,539

Credit	—	52,599	3,741	—	—	56,340

Currencies	—	63,165	550	—	—	63,715

Commodities	—	17,762	466	—	—	18,228

Equities	6	53,617	1,849	—	—	55,472
Gross fair value of derivative liabilities	99	774,109	7,086	—	—	781,294

Counterparty and cash collateral netting	—	(702,703)	(3,001)	(1,707)	(24,161)	(731,572)
Fair value included in financial instruments sold, but not yet purchased	$99	$ 71,406	$ 4,085	$(1,707)	$(24,161)	$ 49,722

32	Goldman Sachs March 2014 Form 10-Q

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the period.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended March 2014
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (86)	$(15)	$ (35)		$ 7	$ (7)	$ 54	$ 24	$ 27	$ (31)

Credit — net	4,176	(23)	330		179	(40)	(491)	85	(258)	3,958

Currencies — net	(200)	(28)	5		4	(15)	49	(3)	45	(143)

Commodities — net	60	97	23		9	(83)	(69)	(15)	21	43

Equities — net	(959)	4	356		35	(1,453)	187	(46)	(7)	(1,883)
Total derivatives — net	$2,991	$ 35 [1]	$679	[1]	$234	$(1,598)	$(270)	$ 45	$(172)	$ 1,944

1.	The aggregate amounts include gains/(losses) of approximately $747 million and $(33) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized gain on level 3 derivatives of $679 million for the three months ended March 2014 principally resulted from changes in level 2 inputs and was primarily attributable to the impact of an increase in equity prices on certain equity derivatives and tighter credit spreads on certain credit derivatives.

Transfers into level 3 derivatives during the three months ended March 2014 primarily reflected transfers of certain credit derivatives from level 2, principally due to unobservable inputs becoming significant to the net risk of certain portfolios.

Transfers out of level 3 derivatives during the three months ended March 2014 primarily reflected transfers of certain credit derivatives to level 2, principally due to unobservable inputs no longer being significant to the net risk of certain portfolios.

Goldman Sachs March 2014 Form 10-Q	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended March 2013
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (355)	$ (6)		$ 30		$ 5	$ —	$ 51	$ (14)	$ (16)	$ (305)

Credit — net	6,228	(3)		18		75	(46)	(527)	230	(93)	5,882

Currencies — net	35	(8)		(329)		2	(3)	26	40	(52)	(289)

Commodities — net	(304)	22		167		38	(21)	(22)	19	74	(27)

Equities — net	(1,248)	(32)		(170)		39	(488)	141	(51)	674	(1,135)
Total derivatives — net	$ 4,356	$(27	) [1]	$(284	) [1]	$159	$(558)	$(331)	$224	$587	$ 4,126

1.	The aggregate amounts include losses of approximately $193 million and $118 million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized loss on level 3 derivatives of $284 million for the three months ended March 2013 principally resulted from changes in level 2 inputs and was primarily attributable to changes in foreign exchange rates on certain currency derivatives and increases in equity prices on certain equity derivatives, partially offset by the impact of a decline in volatility on certain commodity derivatives.

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

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $93 million and $(83) million for the three months ended March 2014 and March 2013, respectively.

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

	As of
in millions	March 2014	December 2013
Fair value of assets	$ 278	$ 285

Fair value of liabilities	381	373
Net liability	$ 103	$ 88
Notional amount	$8,025	$7,580

34	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and major product type. Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives. Counterparty netting within the same product type and tenor category is included within such product type and tenor category. Counterparty netting across product types within the same tenor category is included in “Counterparty and cash collateral netting.” Where the counterparty netting is across tenor categories, the netting is reflected in “Cross-Tenor Netting.”

	OTC Derivative Assets as of March 2014
in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 5,714	$25,404	$78,654	$ —	$ —	$ 109,772

Credit	1,621	7,278	5,836	—	—	14,735

Currencies	6,540	8,174	7,592	—	—	22,306

Commodities	3,870	3,424	159	—	—	7,453

Equities	6,002	9,090	5,115	—	—	20,207

Counterparty and cash collateral netting	(2,342)	(4,461)	(3,419)	(20,935)	(90,807)	(121,964)
Total	$21,405	$48,909	$93,937	$(20,935)	$(90,807)	$ 52,509

	OTC Derivative Liabilities as of March 2014
in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 5,358	$16,875	$23,864	$ —	$ —	$ 46,097

Credit	3,260	5,704	2,221	—	—	11,185

Currencies	6,642	4,284	4,541	—	—	15,467

Commodities	3,368	2,239	2,274	—	—	7,881

Equities	6,415	6,970	4,043	—	—	17,428

Counterparty and cash collateral netting	(2,342)	(4,461)	(3,419)	(20,935)	(23,388)	(54,545)
Total	$22,701	$31,611	$33,524	$(20,935)	$(23,388)	$ 43,513

	OTC Derivative Assets as of December 2013
in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 7,235	$26,029	$75,731	$ —	$ —	$ 108,995

Credit	1,233	8,410	5,787	—	—	15,430

Currencies	9,499	8,478	7,361	—	—	25,338

Commodities	2,843	4,040	143	—	—	7,026

Equities	7,016	9,229	4,972	—	—	21,217

Counterparty and cash collateral netting	(2,559)	(5,063)	(3,395)	(19,744)	(93,643)	(124,404)
Total	$25,267	$51,123	$90,599	$(19,744)	$(93,643)	$ 53,602

	OTC Derivative Liabilities as of December 2013
in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 5,019	$16,910	$21,903	$ —	$ —	$ 43,832

Credit	2,339	6,778	1,901	—	—	11,018

Currencies	8,843	5,042	4,313	—	—	18,198

Commodities	3,062	2,424	2,387	—	—	7,873

Equities	6,325	6,964	4,068	—	—	17,357

Counterparty and cash collateral netting	(2,559)	(5,063)	(3,395)	(19,744)	(24,161)	(54,922)
Total	$23,029	$33,055	$31,177	$(19,744)	$(24,161)	$ 43,356

Goldman Sachs March 2014 Form 10-Q	35

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

	As of
in millions	March 2014	December 2013
Net derivative liabilities under bilateral agreements	$22,230	$22,176

Collateral posted	18,280	18,178

Additional collateral or termination payments for a one-notch downgrade	930	911

Additional collateral or termination payments for a two-notch downgrade	2,755	2,989

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

36	Goldman Sachs March 2014 Form 10-Q

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

As of March 2014, written and purchased credit derivatives had total gross notional amounts of $1.41 trillion and $1.49 trillion, respectively, for total net notional purchased protection of $79.56 billion. As of December 2013, written and purchased credit derivatives had total gross notional amounts of $1.43 trillion and $1.52 trillion, respectively, for total net notional purchased protection of $81.55 billion.

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

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives				Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives	[1]	Other Purchased Credit Derivatives	[2]	Asset	Liability	Net Asset/ (Liability)
As of March 2014
Credit spread on underlying (basis points)
0-250	$272,975	$ 933,487	$103,346	$1,309,808	$1,198,445		$190,998		$32,185	$ 4,644	$ 27,541

251-500	9,569	30,888	10,330	50,787	34,145		12,482		2,816	693	2,123

501-1,000	3,133	16,202	1,846	21,181	17,939		5,381		286	1,595	(1,309)

Greater than 1,000	5,593	25,374	1,302	32,269	30,011		4,201		293	11,165	(10,872)
Total	$291,270	$1,005,951	$116,824	$1,414,045	$1,280,540		$213,062		$35,580	$18,097	$ 17,483

As of December 2013
Credit spread on underlying (basis points)
0-250	$286,029	$ 950,126	$ 79,241	$1,315,396	$1,208,334		$183,665		$32,508	$ 4,396	$ 28,112

251-500	7,148	42,570	10,086	59,804	44,642		16,884		2,837	1,147	1,690

501-1,000	3,968	18,637	1,854	24,459	22,748		2,992		101	1,762	(1,661)

Greater than 1,000	5,600	27,911	1,226	34,737	30,510		6,169		514	12,436	(11,922)
Total	$302,745	$1,039,244	$ 92,407	$1,434,396	$1,306,234		$209,710		$35,960	$19,741	$ 16,219

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of all other purchased credit derivatives not included in “Offsetting Purchased Credit Derivatives.”

Goldman Sachs March 2014 Form 10-Q	37

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

	Three Months Ended March
in millions	2014	2013
Interest rate hedges	$ 495	$(1,843)

Hedged borrowings and bank deposits	(621)	1,393
Hedge ineffectiveness	$(126)	$ (450)

38	Goldman Sachs March 2014 Form 10-Q

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March
in millions	2014	2013
Currency hedges	$(112)	$220

Foreign currency-denominated debt hedges	(39)	220

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three months ended March 2014 and March 2013.

As of March 2014 and December 2013, the firm had designated $2.01 billion and $1.97 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

Cash Flow Hedges

Beginning in the third quarter of 2013, the firm has designated certain commodities-related swap and forward contracts as cash flow hedges. These swap and forward contracts hedge the firm’s exposure to the variability in cash flows associated with the forecasted sales of certain energy commodities by one of the firm’s consolidated investments.

The firm applies a statistical method that utilizes regression analysis when assessing hedge effectiveness. A cash flow hedge is considered highly effective in offsetting changes in forecasted cash flows attributable to the hedged risk when the regression analysis results in a coefficient of determination of 80% or greater and a slope between 80% and 125%.

For qualifying cash flow hedges, the gains or losses on derivatives, to the extent effective, are included in “Cash flow hedges” within the condensed consolidated statements of comprehensive income. Such gains or losses are reclassified to “Other principal transactions” within the condensed consolidated statements of earnings when the hedged commodities are sold or it becomes probable that the hedged forecasted sales will not occur. Gains or losses resulting from hedge ineffectiveness are included in “Other principal transactions.”

The effective portion of the gains recognized on these cash flow hedges, gains reclassified to earnings from accumulated other comprehensive income and gains related to hedge ineffectiveness were not material for the three months ended March 2014. There were no gains/(losses) excluded from the assessment of hedge effectiveness for the three months ended March 2014. The firm does not expect that gains related to cash flow hedges that would be reclassified to earnings within the next twelve months will be material. The length of time over which the firm is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately two years.

Goldman Sachs March 2014 Form 10-Q	39

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

40	Goldman Sachs March 2014 Form 10-Q

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both March 2014 and December 2013, there were no level 3 securities borrowed or securities loaned. The ranges of significant unobservable inputs used to value level 3 resale and repurchase agreements are as follows:

As of March 2014:

•	Yield: 1.2% to 3.9% (weighted average: 1.3%)

•	Duration: 0.4 to 2.5 years (weighted average: 2.3 years)

As of December 2013:

•	Yield: 1.3% to 3.9% (weighted average: 1.4%)

•	Duration: 0.2 to 2.7 years (weighted average: 2.5 years)

Generally, increases in yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 resale and repurchase agreements, the interrelationship of inputs is not necessarily uniform across such agreements. See Note 9 for further information about collateralized agreements and financings.

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

As of March 2014:

•	Funding spreads: 120 bps to 325 bps (weighted average: 255 bps)

•	Yield: 1.1% to 14.3% (weighted average: 5.2%)

•	Duration: 0.5 to 16.8 years (weighted average: 4. 5 years)

As of December 2013:

•	Funding spreads: 40 bps to 250 bps (weighted average: 162 bps)

•	Yield: 0.9% to 14.3% (weighted average: 5.0%)

•	Duration: 0.8 to 16.1 years (weighted average: 3.7 years)

Generally, increases in funding spreads, yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings. See Note 9 for further information about collateralized agreements and financings.

Goldman Sachs March 2014 Form 10-Q	41

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

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of March 2014, the firm’s level 3 receivables from customers and counterparties were not material. The range of significant unobservable inputs used to value level 3 secured loans as of December 2013 is as follows:

•	Funding spreads: 40 bps to 477 bps (weighted average: 142 bps)

Generally, an increase in funding spreads would result in a lower fair value measurement.

Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Such receivables are primarily comprised of customer margin loans and collateral posted in connection with certain derivative transactions. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2014.

Receivables from customers and counterparties not accounted for at fair value also includes loans held for investment, which are primarily comprised of collateralized loans to private wealth management clients and corporate loans. As of March 2014 and December 2013, the carrying value of such loans was $17.94 billion and $14.90 billion, respectively, which generally approximated fair value. As of March 2014, had these loans been carried at fair value and included in the fair value hierarchy, $7.55 billion and $10.43 billion would have been classified in level 2 and level 3, respectively. As of December 2013, had these loans been carried at fair value and included in the fair value hierarchy, $6.16 billion and $8.75 billion would have been classified in level 2 and level 3, respectively.

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

42	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

	Other Financial Assets at Fair Value as of March 2014
in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$25,753	$ 14,725	$ —	$ 40,478

Securities purchased under agreements to resell	—	134,484	63	134,547

Securities borrowed	—	71,243	—	71,243

Receivables from customers and counterparties	—	7,026	34	7,060
Total	$25,753	$227,478	$ 97	$253,328

	Other Financial Liabilities at Fair Value as of March 2014
in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 7,261	$ 435	$ 7,696

Securities sold under agreements to repurchase	—	137,959	785	138,744

Securities loaned	—	596	—	596

Other secured financings	—	22,621	1,132	23,753

Unsecured short-term borrowings	—	16,201	3,392	19,593

Unsecured long-term borrowings	—	10,655	1,789	12,444

Other liabilities and accrued expenses	—	49	333	382
Total	$ —	$195,342	$7,866	$203,208

	Other Financial Assets at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$19,502	$ 12,435	$ —	$ 31,937

Securities purchased under agreements to resell	—	161,234	63	161,297

Securities borrowed	—	60,384	—	60,384

Receivables from customers and counterparties	—	7,181	235	7,416

Other assets	—	18	—	18
Total	$19,502	$241,252	$ 298	$261,052

	Other Financial Liabilities at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 6,870	$ 385	$ 7,255

Securities sold under agreements to repurchase	—	163,772	1,010	164,782

Securities loaned	—	973	—	973

Other secured financings	—	22,572	1,019	23,591

Unsecured short-term borrowings	—	15,680	3,387	19,067

Unsecured long-term borrowings	—	9,854	1,837	11,691

Other liabilities and accrued expenses	—	362	26	388
Total	$ —	$220,083	$7,664	$227,747

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. In addition, level 1 consists of securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP, consisting of U.S. Treasury securities and money market instruments.

Goldman Sachs March 2014 Form 10-Q	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three months ended March 2014 and March 2013. The tables below present information about transfers between level 2 and level 3.

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

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended March 2014
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 63	$1		$ —		$—	$—	$—	$ (1)	$—	$ —	$63

Receivables from customers and counterparties	235	1		2		—	—	—	(24)	—	(180)	34
Total	$298	$2	[1]	$ 2	[1]	$—	$—	$—	$(25)	$—	$(180)	$97

1.	The aggregate amounts include gains of approximately $4 million reported in “Market making.”

44	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended March 2014
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 385	$ —		$ 6		$—	$—	$ 45	$ (1)	$ —	$ —	$ 435

Securities sold under agreements to repurchase	1,010	—		—		—	—	—	(225)	—	—	785

Other secured financings	1,019	5		—		—	—	433	(174)	29	(180)	1,132

Unsecured short-term borrowings	3,387	5		(38)		—	—	1,042	(809)	104	(299)	3,392

Unsecured long-term borrowings	1,837	14		42		—	—	124	(128)	687	(787)	1,789

Other liabilities and accrued expenses	26	—		6		—	—	—	—	301	—	333
Total	$7,664	$24	[1]	$16	[1]	$—	$—	$1,644	$(1,337)	$1,121	$(1,266)	$7,866

1.	The aggregate amounts include losses of approximately $28 million, $6 million and $6 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial assets and liabilities of $14 million (reflecting $2 million of gains on other financial assets and $16 million of losses on other financial liabilities) for the three months ended March 2014 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to changes in interest rates, partially offset by gains on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to changes in foreign exchange rates.

Transfers out of level 3 of other financial assets during the three months ended March 2014 primarily reflected transfers of certain secured loans included in receivables from customers and counterparties to level 2, principally due to unobservable inputs not being significant to the net risk of the portfolio.

Transfers into level 3 of other financial liabilities during the three months ended March 2014 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2, principally due to unobservable inputs being significant to the valuation of these instruments, and transfers of certain subordinated liabilities included in other liabilities and accrued expenses from level 2, principally due to decreased market transactions in the related underlying investment.

Transfers out of level 3 of other financial liabilities during the three months ended March 2014 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments and transfers of certain other secured financings to level 2, principally due to unobservable inputs not being significant to the net risk of the portfolio.

Goldman Sachs March 2014 Form 10-Q	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended March 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 278	$ 1		$ —		$ —	$—	$ —	$ (16)	$ —	$(159)	$ 104

Receivables from customers and counterparties	641	—		(8)		—	—	—	—	—	—	633

Other assets	507	—		4		7	—	—	—	47	—	565
Total	$ 1,426	$ 1	[1]	$ (4	) [1]	$ 7	$—	$ —	$ (16)	$ 47	$(159)	$ 1,302
1. The aggregate amounts include gains/(losses) of approximately $(4) million and $1 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended March 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 359	$ —		$ 4		$ —	$—	$ 36	$ (1)	$ —	$ —	$ 398

Securities sold under agreements to repurchase	1,927	—		—		—	—	—	(150)	—	—	1,777

Other secured financings	1,412	1		(19)		—	—	394	(750)	127	—	1,165

Unsecured short-term borrowings	2,584	3		(11)		—	—	453	(491)	290	(93)	2,735

Unsecured long-term borrowings	1,917	9		(42)		(3)	—	175	(214)	59	(93)	1,808

Other liabilities and accrued expenses	11,274	(13)		(191)		304	—	—	(97)	—	—	11,277
Total	$19,473	$ —		$(259	) [1]	$301	$—	$1,058	$(1,703)	$476	$(186)	$19,160

1.

The aggregate amounts include gains/(losses) of approximately $337 million, $(77) million and $(1) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized gain on level 3 other financial assets and liabilities of $255 million (reflecting $4 million of losses on other financial assets and $259 million of gains on other financial liabilities) for the three months ended March 2013 primarily reflected a net gain on certain insurance liabilities, principally due to changes in foreign exchange rates, partially offset by the impact of changes in inflation and tighter funding spreads.

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

46	Goldman Sachs March 2014 Form 10-Q

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

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Three Months Ended March
in millions	2014	2013
Receivables from customers and counterparties [1]	$ 217	$ (12)

Other secured financings	(145)	(110)

Unsecured short-term borrowings [2]	157	(148)

Unsecured long-term borrowings [3]	(276)	198

Other liabilities and accrued expenses [4]	19	192

Other [5]	(71)	(15)
Total	$ (99)	$ 105

1.

Includes gains/(losses) on certain transfers accounted for as receivables rather than purchases. Gains/(losses) for the three months ended March 2013 also includes losses on certain insurance contracts.

2.	Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $166 million and $(130) million for the three months ended March 2014 and March 2013, respectively.

3.	Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(285) million and $284 million for the three months ended March 2014 and March 2013, respectively.

4.	Includes gains/(losses) on certain subordinated liabilities issued by consolidated VIEs. Gains/(losses) for the three months ended March 2013 also includes gains on certain insurance contracts.

5.	Primarily consists of gains/(losses) on deposits, resale and repurchase agreements and securities borrowed and loaned.

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

	As of
in millions	March 2014	December 2013
Performing loans and long-term receivables
Aggregate contractual principal in excess of the related fair value	$ 3,205	$ 3,106

Loans on nonaccrual status and/or more than 90 days past due [1]
Aggregate contractual principal in excess of the related fair value (excluding loans carried at zero fair value and considered uncollectible)	11,530	11,041

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	2,424	2,781

1.

The aggregate contractual principal amount of these loans exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of March 2014 and December 2013, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $975 million and $1.22 billion, respectively, and the related total contractual amount of these lending commitments was $51.93 billion and $51.54 billion, respectively. See Note 18 for further information about lending commitments.

Goldman Sachs March 2014 Form 10-Q	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $83 million and $154 million as of March 2014 and December 2013, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $224 million and $92 million as of March 2014 and December 2013, respectively. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $616 million and $794 million for the three months ended March 2014 and March 2013, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months Ended March
in millions	2014	2013
Net gains/(losses) including hedges	$15	$ (77)

Net gains/(losses) excluding hedges	14	(109)

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
in millions	March 2014	December 2013
Securities purchased under agreements to resell [1]	$135,033	$161,732

Securities borrowed [2]	190,735	164,566

Securities sold under agreements to repurchase [1]	138,744	164,782

Securities loaned [2]	18,342	18,745

1.

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of March 2014 and December 2013, $71.24 billion and $60.38 billion of securities borrowed and $596 million and $973 million of securities loaned were at fair value, respectively.

48	Goldman Sachs March 2014 Form 10-Q

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos to maturity” are accounted for as sales. A repo to maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. The firm had no repos to maturity outstanding as of March 2014 or December 2013.

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of March 2014 and December 2013.

Goldman Sachs March 2014 Form 10-Q	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Offsetting Arrangements

The tables below present the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of netting with the same counterparty under enforceable netting agreements (i.e., counterparty netting) included in the condensed consolidated statements of financial condition. Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements. The tables below also present the amounts not offset in the condensed consolidated statements of financial condition including counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of cash or securities collateral received or posted subject to enforceable credit support agreements. Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted in the tables below.

	As of March 2014
	Assets		Liabilities
in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 170,534	$ 207,943	$ 167,532	$ 27,538

Counterparty netting	(28,788)	(9,196)	(28,788)	(9,196)
Total	141,746 [1]	198,747 [1]	138,744	18,342
Amounts that have not been offset in the condensed consolidated statements of financial condition
Counterparty netting	(10,734)	(968)	(10,734)	(968)

Collateral	(121,116)	(173,400)	(110,598)	(17,246)
Total	$ 9,896	$ 24,379	$ 17,412	$ 128

	As of December 2013
	Assets		Liabilities
in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 190,536	$ 172,283	$ 183,913	$ 23,700

Counterparty netting	(19,131)	(4,955)	(19,131)	(4,955)
Total	171,405 [1]	167,328 [1]	164,782	18,745
Amounts that have not been offset in the condensed consolidated statements of financial condition
Counterparty netting	(10,725)	(2,224)	(10,725)	(2,224)

Collateral	(152,914)	(147,223)	(141,300)	(16,278)
Total	$ 7,766	$ 17,881	$ 12,757	$ 243

1.

As of March 2014 and December 2013, the firm had $6.72 billion and $9.67 billion, respectively, of securities received under resale agreements and $8.01 billion and $2.77 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

50	Goldman Sachs March 2014 Form 10-Q

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

Other secured financings include arrangements that are nonrecourse. As of March 2014 and December 2013, nonrecourse other secured financings were $1.74 billion and $1.54 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these financings been included in the firm’s fair value hierarchy, they would have primarily been classified in level 2 as of March 2014 and December 2013.

The tables below present information about other secured financings. In the tables below:

•

short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder;

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates;
•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable; and

•	weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

	As of March 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 8,461	$ 9,613	$18,074

At amortized cost	39	—	39

Weighted average interest rates	5.38%	—%

Other secured financings (long-term):
At fair value	3,595	2,084	5,679

At amortized cost	450	743	1,193

Weighted average interest rates	3.30%	1.53%
Total [1]	$12,545	$12,440	$24,985
Amount of other secured financings collateralized by:
Financial instruments [2]	$12,343	$11,811	$24,154

Other assets	202	629	831

	As of December 2013
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 9,374	$ 7,828	$17,202

At amortized cost	88	—	88

Weighted average interest rates	2.86%	—%

Other secured financings (long-term):
At fair value	3,711	2,678	6,389

At amortized cost	372	763	1,135

Weighted average interest rates	3.78%	1.53%
Total [1]	$13,545	$11,269	$24,814
Amount of other secured financings collateralized by:
Financial instruments [2]	$13,366	$10,880	$24,246

Other assets	179	389	568

1.

Includes $2.68 billion and $1.54 billion related to transfers of financial assets accounted for as financings rather than sales as of March 2014 and December 2013, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $2.76 billion and $1.58 billion as of March 2014 and December 2013, respectively.

2.

Includes $13.00 billion and $14.75 billion of other secured financings collateralized by financial instruments owned, at fair value as of March 2014 and December 2013, respectively, and includes $11.15 billion and $9.50 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of March 2014 and December 2013, respectively.

Goldman Sachs March 2014 Form 10-Q	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents other secured financings by maturity.

in millions	As of March 2014
Other secured financings (short-term)	$18,113

Other secured financings (long-term):
2015	2,593

2016	2,041

2017	397

2018	766

2019	376

2020-thereafter	699
Total other secured financings (long-term)	6,872
Total other secured financings	$24,985

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

	As of
in millions	March 2014	December 2013
Collateral available to be delivered or repledged	$638,169	$608,390

Collateral that was delivered or repledged	484,728	450,127

The table below presents information about assets pledged.

	As of
in millions	March 2014	December 2013
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 63,229	$ 62,348

Did not have the right to deliver or repledge	73,607	84,799

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	980	769

52	Goldman Sachs March 2014 Form 10-Q

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

The primary risks included in beneficial interests and other interests from the firm’s continuing involvement with securitization vehicles are the performance of the underlying collateral, the position of the firm’s investment in the capital structure of the securitization vehicle and the market yield for the security. These interests are accounted for at fair value, are included in “Financial instruments owned, at fair value” and are substantially all classified in level 2 of the fair value hierarchy. See Notes 5 through 8 for further information about fair value measurements.

The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement.

	Three Months Ended March
in millions	2014	2013
Residential mortgages	$6,421	$7,387

Commercial mortgages	—	2,352
Total	$6,421	$9,739
Cash flows on retained interests	$ 81	$ 165

Goldman Sachs March 2014 Form 10-Q	53

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

	As of March 2014
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$63,312	$2,878	$ —

Other residential mortgage-backed	1,954	34	17

Other commercial mortgage-backed	1,927	51	69

CDOs, CLOs and other	4,166	46	5
Total	$71,359	$3,009	$ 91

	As of December 2013
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$61,543	$3,455	$ —

Other residential mortgage-backed	2,072	46	—

Other commercial mortgage-backed	7,087	140	153

CDOs, CLOs and other	6,861	86	8
Total [1]	$77,563	$3,727	$161

1.	Outstanding principal amount includes $418 million related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

In addition, the outstanding principal and fair value of retained interests in the tables above relate to the following types of securitizations and vintage as described:

•

the outstanding principal amount and fair value of retained interests for U.S. government agency-issued collateralized mortgage obligations as of March 2014 primarily relate to securitizations during 2014, 2013 and 2012, and as of December 2013 primarily relate to securitizations during 2013 and 2012;

•

the outstanding principal amount and fair value of retained interests for other residential mortgage-backed obligations as of both March 2014 and December 2013 primarily relate to prime and Alt-A securitizations during 2007 and 2006;

•

the outstanding principal amount and fair value of retained interests for other commercial mortgage-backed obligations as of both March 2014 and December 2013 primarily relate to securitizations during 2013; and

•	the outstanding principal amount and fair value of retained interests for CDOs, CLOs and other as of both March 2014 and December 2013 primarily relate to CDO and CLO securitizations during 2007.

In addition to the interests in the tables above, the firm had other continuing involvement in the form of derivative transactions with certain nonconsolidated VIEs. The carrying value of these derivatives was a net asset of $55 million and $26 million as of March 2014 and December 2013, respectively. The notional amounts of these derivatives are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

54	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below do not give effect to the offsetting benefit of other financial instruments that are held to mitigate risks inherent in these retained interests. Changes in fair value based on an adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the impact of a change in a particular assumption in the below tables is calculated independently of changes in any other assumption. In practice, simultaneous changes in assumptions might magnify or counteract the sensitivities disclosed below.

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

	As of March 2014
	Type of Retained Interests
$ in millions	Mortgage- Backed	Other	[1]
Fair value of retained interests	$2,963	$ 46

Weighted average life (years)	7.6	4.3

Constant prepayment rate	9.5%	N.M.

Impact of 10% adverse change	$ (29)	N.M.

Impact of 20% adverse change	(55)	N.M.

Discount rate	3.9%	N.M.

Impact of 10% adverse change	$ (59)	N.M.

Impact of 20% adverse change	(115)	N.M.

	As of December 2013
	Type of Retained Interests
$ in millions	Mortgage- Backed	Other	[1]
Fair value of retained interests	$3,641	$ 86

Weighted average life (years)	8.3	1.9

Constant prepayment rate	7.5%	N.M.

Impact of 10% adverse change	$ (36)	N.M.

Impact of 20% adverse change	(64)	N.M.

Discount rate	3.9%	N.M.

Impact of 10% adverse change	$ (85)	N.M.

Impact of 20% adverse change	(164)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of March 2014 and December 2013. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $46 million and $86 million as of March 2014 and December 2013, respectively.

Goldman Sachs March 2014 Form 10-Q	55

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

56	Goldman Sachs March 2014 Form 10-Q

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

•

Assets held by the firm related to real estate, credit-related and other investing VIEs are primarily included in “Financial instruments owned, at fair value,” “Receivables from customers and counterparties,” and “Other assets.” Substantially all liabilities held by the firm related to real estate, credit-related and other investing VIEs are included in “Financial Instruments sold, but not yet purchased, at fair value.”

•	Assets held by the firm related to power-related VIEs are primarily included in “Financial instruments owned, at fair value” and “Other assets.”

Goldman Sachs March 2014 Form 10-Q	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nonconsolidated VIEs
	As of March 2014
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$81,477	[2]	$16,888	$9,293	$4,459	$906	$2,299	$115,322

Carrying Value of the Firm’s Variable Interests
Assets	4,334		881	2,785	246	116	49	8,411

Liabilities	—		5	1	17	—	—	23

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	2,963		35	—	11	—	—	3,009

Purchased interests	1,371		573	—	119	—	—	2,063

Commitments and guarantees [1]	—		—	502	160	452	3	1,117

Derivatives [1]	518		4,877	62	1,819	—	—	7,276

Loans and investments	—		—	2,785	—	116	49	2,950
Total	$ 4,852	[2]	$ 5,485	$3,349	$2,109	$568	$ 52	$ 16,415

	Nonconsolidated VIEs
	As of December 2013
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Power- related	Investment funds	Total
Assets in VIE	$86,562	[2]	$19,761	$8,599	$4,401	$593	$2,332	$122,248

Carrying Value of the Firm’s Variable Interests
Assets	5,269		1,063	2,756	284	116	49	9,537

Liabilities	—		3	2	40	—	—	45

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	3,641		80	—	6	—	—	3,727

Purchased interests	1,627		659	—	142	—	—	2,428

Commitments and guarantees [1]	—		—	485	—	278	3	766

Derivatives [1]	586		4,809	—	2,115	—	—	7,510

Loans and investments	—		—	2,756	—	116	49	2,921
Total	$ 5,854	[2]	$ 5,548	$3,241	$2,263	$394	$ 52	$ 17,352

1.	The aggregate amounts include $1.67 billion and $2.01 billion as of March 2014 and December 2013, respectively, related to derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $4.62 billion and $860 million, respectively, as of March 2014, and $4.55 billion and $900 million, respectively, as of December 2013, related to CDOs backed by mortgage obligations.

58	Goldman Sachs March 2014 Form 10-Q

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

	Consolidated VIEs
	As of March 2014
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 77	$ —	$ —	$ 77

Cash and securities segregated for regulatory and other purposes	72	—	63	135

Receivables from customers and counterparties	51	—	—	51

Financial instruments owned, at fair value	1,438	324	159	1,921

Other assets	640	—	—	640
Total	$2,278	$324	$ 222	$2,824
Liabilities
Other secured financings	$ 304	$222	$ 403	$ 929

Financial Instruments sold, but not yet purchased, at fair value	—	15	—	15

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,224	1,224

Unsecured long-term borrowings	42	—	176	218

Other liabilities and accrued expenses	349	—	—	349
Total	$ 695	$237	$1,803	$2,735

	Consolidated VIEs
	As of December 2013
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 183	$ —	$ —	$ 183

Cash and securities segregated for regulatory and other purposes	84	—	63	147

Receivables from customers and counterparties	50	—	—	50

Financial instruments owned, at fair value	1,309	310	155	1,774

Other assets	921	—	—	921
Total	$2,547	$310	$ 218	$3,075
Liabilities
Other secured financings	$ 417	$198	$ 404	$1,019

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,258	1,258

Unsecured long-term borrowings	57	—	193	250

Other liabilities and accrued expenses	556	—	—	556
Total	$1,030	$198	$1,855	$3,083

Goldman Sachs March 2014 Form 10-Q	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
in millions	March 2014	December 2013
Property, leasehold improvements and equipment	$ 8,944	$ 9,196

Goodwill and identifiable intangible assets	4,486	4,376

Income tax-related assets [1]	5,712	5,241

Equity-method investments [2]	397	417

Miscellaneous receivables and other [3]	3,913	3,279
Total	$23,452	$22,509

1.	See Note 24 for information about income taxes.

2.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.96 billion and $6.07 billion as of March 2014 and December 2013, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

3.	Includes $382 million related to investments in qualified affordable housing projects as of March 2014.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is presented net of accumulated depreciation and amortization of $9.29 billion and $9.04 billion as of March 2014 and December 2013, respectively. Property, leasehold improvements and equipment included $5.98 billion and $6.02 billion as of March 2014 and December 2013, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

During the first quarter of 2014, as a result of continued deterioration in market and operating conditions, the firm determined that certain assets of a consolidated investment in Latin America were impaired and recorded impairment losses of $150 million ($136 million related to property, leasehold improvements and equipment and $14 million related to identifiable intangible assets).

These impairment losses, all of which were included in “Depreciation and amortization” within the firm’s Investing & Lending segment, represented the excess of the carrying values of these assets over their estimated fair values, which are calculated using level 3 measurements. These fair values were calculated using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to result from the use and eventual disposition of these assets.

60	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of
in millions	March 2014	December 2013
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,404	2,404

Securities Services	105	105

Investing & Lending	60	60

Investment Management	587	586
Total	$3,706	$3,705

	Identifiable Intangible Assets
	As of
in millions	March 2014	December 2013
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution [1]	$ 175	$ 35

Equities Client Execution	334	348

Investing & Lending	152	180

Investment Management	119	108
Total	$ 780	$ 671

1.	The increase from December 2013 to March 2014 is primarily related to the acquisition of commodities-related intangible assets.

Goodwill

Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If results of the qualitative assessment are not conclusive, a quantitative test would be performed.
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

During the fourth quarter of 2013, the firm assessed goodwill for impairment. Multiple factors were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the fair value of any of the reporting units was less than its carrying amount. The qualitative assessment considered changes since the quantitative goodwill impairment test performed during the fourth quarter of 2012 (2012 quantitative goodwill test).

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

Goldman Sachs March 2014 Form 10-Q	61

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

Goodwill is assessed annually in the fourth quarter for impairment or more frequently if events occur or circumstances change that indicate an impairment may exist. There were no events or changes in circumstances during the three months ended March 2014 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying amount as of March 2014.

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

	As of
$ in millions	March 2014	Weighted Average Remaining Lives (years)	December 2013
Customer lists
Gross carrying amount	$ 1,117		$ 1,102

Accumulated amortization	(723)		(706)
Net carrying amount	394	7	396

Commodities-related [1]
Gross carrying amount	652		510

Accumulated amortization	(369)		(341)
Net carrying amount	283	8	169

Other [2]
Gross carrying amount	906		906

Accumulated amortization	(803)		(800)
Net carrying amount	103	11	106

Total
Gross carrying amount	2,675		2,518

Accumulated amortization	(1,895)		(1,847)
Net carrying amount	$ 780	8	$ 671

1.	Primarily includes commodities-related transportation rights, customer contracts and relationships and permits.

2.	Primarily includes the firm’s exchange-traded fund lead market maker rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives or based on economic usage for certain commodities-related intangibles. Substantially all of the amortization for identifiable intangible assets is included in “Depreciation and amortization.”

62	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present amortization for identifiable intangible assets for the three months ended March 2014 and March 2013, and the estimated future amortization through 2019 for identifiable intangible assets as of March 2014.

	Three Months Ended March
in millions	2014	2013
Amortization	$48	$42

in millions Estimated future amortization	As of March 2014
Remainder of 2014	$116

2015	135

2016	123

2017	115

2018	96

2019	67

See Note 12 for information about impairment testing and impairments of the firm’s identifiable intangible assets.

Note 14.

Deposits

The table below presents deposits held in U.S. and non-U.S. offices, substantially all of which were interest-bearing. Substantially all U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

	As of
in millions	March 2014	December 2013
U.S. offices	$61,335	$61,016

Non-U.S. offices	10,122	9,791
Total	$71,457	$70,807

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of March 2014
in millions	U.S.		Non-U.S.		Total
Remainder of 2014	$ 2,723		$5,254		$ 7,977

2015	4,265		249		4,514

2016	2,484		—		2,484

2017	3,160		—		3,160

2018	2,009		—		2,009

2019	1,674		—		1,674

2020 - thereafter	3,526		—		3,526
Total	$19,841	[1]	$5,503	[2]	$25,344	[3]

1.

Includes $12 million greater than $100,000, of which $4 million matures within three months, $4 million matures within three to six months, $2 million matures within six to twelve months, and $2 million matures after twelve months.

2.	Substantially all were greater than $100,000.

3.	Includes $7.70 billion of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

As of March 2014 and December 2013, savings and demand deposits, which represent deposits with no stated maturity, were $46.11 billion and $46.02 billion, respectively, which were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges on substantially all of its time deposits for which it has not elected the fair value option. Accordingly, $17.64 billion and $17.53 billion as of March 2014 and December 2013, respectively, of time deposits were effectively converted from fixed-rate obligations to floating-rate obligations and were recorded at amounts that generally approximate fair value. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2.

Goldman Sachs March 2014 Form 10-Q	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15.

Short-Term Borrowings

Short-term borrowings were comprised of the following:

	As of
in millions	March 2014	December 2013
Other secured financings (short-term)	$18,113	$17,290

Unsecured short-term borrowings	46,391	44,692
Total	$64,504	$61,982

See Note 9 for further information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2014 and December 2013.

The table below presents unsecured short-term borrowings.

	As of
$ in millions	March 2014	December 2013
Current portion of unsecured long-term borrowings	$26,532	$25,312

Hybrid financial instruments	14,019	13,391

Promissory notes	313	292

Commercial paper	1,283	1,011

Other short-term borrowings	4,244	4,686
Total	$46,391	$44,692
Weighted average interest rate [1]	1.55%	1.65%

1.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

64	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

Long-term borrowings were comprised of the following:

	As of
in millions	March 2014	December 2013
Other secured financings (long-term)	$ 6,872	$ 7,524

Unsecured long-term borrowings	165,627	160,965
Total	$172,499	$168,489

See Note 9 for further information about other secured financings. The tables below present unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of March 2014
in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 88,951	$37,116	$126,067

Floating-rate obligations [2]	22,848	16,712	39,560
Total	$111,799	$53,828	$165,627

	As of December 2013
in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 85,515	$35,351	$120,866

Floating-rate obligations [2]	22,590	17,509	40,099
Total	$108,105	$52,860	$160,965

1.

Interest rates on U.S. dollar-denominated debt ranged from 1.35% to 10.04% (with a weighted average rate of 5.07%) and 1.35% to 10.04% (with a weighted average rate of 5.19%) as of March 2014 and December 2013, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.02% to 13.00% (with a weighted average rate of 4.23%) and 0.33% to 13.00% (with a weighted average rate of 4.29%) as of March 2014 and December 2013, respectively.

2.	Floating interest rates generally are based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

The table below presents unsecured long-term borrowings by maturity date.

in millions	As of March 2014
2015	$ 14,099

2016	23,119

2017	20,876

2018	23,724

2019	9,886

2020 - thereafter	73,923
Total [1]	$165,627

1.

Includes $7.35 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $141 million in 2015, $774 million in 2016, $999 million in 2017, $970 million in 2018, $398 million in 2019 and $4.07 billion in 2020 and thereafter.

In the table above:

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

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of March 2014 and December 2013. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of approximately 3% in the carrying value of total unsecured long-term borrowings as of both March 2014 and December 2013. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2014 and December 2013.

Goldman Sachs March 2014 Form 10-Q	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
in millions	March 2014	December 2013
Fixed-rate obligations
At fair value	$ 405	$ 471

At amortized cost [1]	36,577	33,700

Floating-rate obligations
At fair value	12,039	11,220

At amortized cost [1]	116,606	115,574
Total	$165,627	$160,965

1.

The weighted average interest rates on the aggregate amounts were 2.64% (4.85% related to fixed-rate obligations and 1.98% related to floating-rate obligations) and 2.73% (5.23% related to fixed-rate obligations and 2.04% related to floating-rate obligations) as of March 2014 and December 2013, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of March 2014 and December 2013, subordinated debt had maturities ranging from 2017 to 2038, and 2015 to 2038, respectively. The tables below present subordinated borrowings.

	As of March 2014
$ in millions	Par Amount	Carrying Amount	Rate [1]
Subordinated debt	$14,513	$17,102	3.98%

Junior subordinated debt	2,835	3,786	4.79%
Total subordinated borrowings	$17,348	$20,888	4.11%

	As of December 2013
$ in millions	Par Amount	Carrying Amount	Rate [1]
Subordinated debt	$14,508	$16,982	4.16%

Junior subordinated debt	2,835	3,760	4.79%
Total subordinated borrowings	$17,343	$20,742	4.26%

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

66	Goldman Sachs March 2014 Form 10-Q

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
in millions	March 2014	December 2013
Compensation and benefits	$ 4,695	$ 7,874

Noncontrolling interests [1]	274	326

Income tax-related liabilities [2]	1,378	1,974

Employee interests in consolidated funds	211	210

Subordinated liabilities issued by consolidated VIEs	459	477

Accrued expenses and other	5,102	5,183
Total	$12,119	$16,044

1.	Primarily relates to consolidated investment funds.

2.	See Note 24 for information about income taxes.

Goldman Sachs March 2014 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of March 2014				Total Commitments as of
in millions	Remainder of 2014	2015- 2016	2017- 2018	2019- Thereafter	March 2014	December 2013
Commitments to extend credit
Commercial lending:
Investment-grade	$ 8,296	$15,942	$30,254	$ 5,656	$ 60,148	$ 60,499

Non-investment-grade	1,742	8,706	11,097	13,561	35,106	25,412

Warehouse financing	804	919	65	441	2,229	1,716
Total commitments to extend credit	10,842	25,567	41,416	19,658	97,483	87,627

Contingent and forward starting resale and securities borrowing agreements	59,016	3	36	—	59,055	34,410

Forward starting repurchase and secured lending agreements	12,822	—	—	—	12,822	8,256

Letters of credit [1]	254	201	10	5	470	501

Investment commitments	1,377	4,208	99	313	5,997	7,116

Other	3,928	118	54	65	4,165	3,955
Total commitments	$88,239	$30,097	$41,615	$20,041	$179,992	$141,865

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

As of March 2014 and December 2013, approximately $40.17 billion and $35.66 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. The carrying value and the estimated fair value of such lending commitments were liabilities of $164 million and $1.13 billion, respectively, as of March 2014, and $132 million and $1.02 billion, respectively, as of December 2013. As these lending commitments are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of March 2014 and December 2013.

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

68	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $29.13 billion and $29.24 billion as of March 2014 and December 2013, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $870 million of protection had been provided as of both March 2014 and December 2013. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $489 million and $659 million as of March 2014 and December 2013, respectively, related to real estate private investments and $5.51 billion and $6.46 billion as of March 2014 and December 2013, respectively, related to corporate and other private investments. Of these amounts, $4.30 billion and $5.48 billion as of March 2014 and December 2013, respectively, relate to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

in millions	As of March 2014
Remainder of 2014	$ 279

2015	341

2016	289

2017	275

2018	226

2019	253

2020 - thereafter	940
Total	$2,603

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

Goldman Sachs March 2014 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contingencies

Legal Proceedings. See Note 27 for information about legal proceedings, including certain mortgage-related matters, and agreements the firm has entered into to toll the statute of limitations.

Certain Mortgage-Related Contingencies. There are multiple areas of focus by regulators, governmental agencies and others within the mortgage market that may impact originators, issuers, servicers and investors. There remains significant uncertainty surrounding the nature and extent of any potential exposure for participants in this market.

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of March 2014 and December 2013, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $28 billion and $29 billion, respectively. These amounts reflect paydowns and cumulative losses of approximately $97 billion ($22 billion of which are cumulative losses) as of March 2014 and approximately $96 billion ($22 billion of which are cumulative losses) as of December 2013. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $447 million and total paydowns and cumulative losses of $1.61 billion ($539 million of which are cumulative losses) as of March 2014, and an outstanding principal balance of $463 million and total paydowns and cumulative losses of $1.60 billion ($534 million of which are cumulative losses) as of December 2013, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During both the three months ended March 2014 and March 2013, the firm repurchased loans with an unpaid principal balance of less than $10 million and related losses were not material. The firm has received a communication from counsel purporting to represent certain institutional investors in portions of Goldman Sachs-issued securitizations between 2003 and 2007, such securitizations having a total original notional face amount of approximately $150 billion, offering to enter into a “settlement dialogue” with respect to alleged breaches of representations made by Goldman Sachs in connection with such offerings.

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

70	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

Foreclosure and Other Mortgage Loan Servicing Practices and Procedures. The firm had received a number of requests for information from regulators and other agencies, including state attorneys general and banking regulators, as part of an industry-wide focus on the practices of lenders and servicers in connection with foreclosure proceedings and other aspects of mortgage loan servicing practices and procedures. The requests sought information about the foreclosure and servicing protocols and activities of Litton Loan Servicing LP (Litton), a residential mortgage servicing subsidiary sold by the firm to Ocwen Financial Corporation (Ocwen) in the third quarter of 2011. The firm is cooperating with the requests and these inquiries may result in the imposition of fines or other regulatory action.

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims under these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of March 2014, claims received and payments made in connection with these claims were not material to the firm.

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

On September 1, 2011, Group Inc. and GS Bank USA entered into a Consent Order (the Order) with the Federal Reserve Board relating to the servicing of residential mortgage loans. The terms of the Order were substantially similar and, in many respects, identical to the orders entered into with the Federal Reserve Board by other large U.S. financial institutions. The Order set forth various allegations of improper conduct in servicing by Litton, requires that Group Inc. and GS Bank USA cease and desist such conduct, and required that Group Inc. and GS Bank USA, and their boards of directors, take various affirmative steps. The Order required (i) Group Inc. and GS Bank USA to engage a third-party consultant to conduct a review of certain foreclosure actions or proceedings that occurred or were pending between January 1, 2009 and December 31, 2010; (ii) the adoption of policies and procedures related to management of third parties used to outsource residential mortgage servicing, loss mitigation or foreclosure; (iii) a “validation report” from an independent third-party consultant regarding compliance with the Order for the first year; and (iv) submission of quarterly progress reports as to compliance with the Order by the boards of directors (or committees thereof) of Group Inc. and GS Bank USA. In February 2013, Group Inc. and GS Bank USA entered into a settlement with the Federal Reserve Board relating to the servicing of residential mortgage loans and foreclosure processing. This settlement amends the Order which is described above, provides for the termination of the independent foreclosure review under the Order and calls for Group Inc. and GS Bank USA collectively to: (i) make cash payments into a settlement fund for distribution to eligible borrowers; and (ii) provide other assistance for foreclosure prevention and loss mitigation through January 2015. The other provisions of the Order remain in effect.

Goldman Sachs March 2014 Form 10-Q	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Guarantees

Derivative Guarantees. The firm enters into various derivatives that meet the definition of a guarantee under U.S. GAAP, including written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore the amounts in the tables below do not reflect the firm’s overall risk related to its derivative activities. Disclosures about derivatives are not required if they may be cash settled and the firm has no basis to conclude it is probable that the counterparties held the underlying instruments at inception of the contract. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank counterparties, central clearing counterparties and certain other counterparties. Accordingly, the firm has not included such contracts in the tables below.

Derivatives are accounted for at fair value and therefore the carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying values in the tables below exclude the effect of counterparty and cash collateral netting.

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $34.20 billion and $27.14 billion as of March 2014 and as of December 2013, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

Other Financial Guarantees. In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.

The tables below present information about certain derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other guarantees. The maximum payout in the tables below is based on the notional amount of the contract and therefore does not represent anticipated losses. See Note 7 for information about credit derivatives that meet the definition of a guarantee which are not included below. The tables below also exclude certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See the table in “Commitments” above for a summary of the firm’s commitments.

	As of March 2014
		Maximum Payout/Notional Amount by Period of Expiration
in millions	Carrying Value of Net Liability	Remainder of 2014	2015- 2016	2017- 2018	2019- Thereafter	Total
Derivatives	$6,733	$367,991	$285,788	$39,355	$66,354	$759,488

Securities lending indemnifications	—	33,101	—	—	—	33,101

Other financial guarantees	183	1,221	547	1,338	1,256	4,362

	As of December 2013
		Maximum Payout/Notional Amount by Period of Expiration
in millions	Carrying Value of Net Liability	2014	2015- 2016	2017- 2018	2019- Thereafter	Total
Derivatives	$7,634	$517,634	$180,543	$39,367	$57,736	$795,280

Securities lending indemnifications	—	26,384	—	—	—	26,384

Other financial guarantees	213	1,361	620	1,140	1,046	4,167

72	Goldman Sachs March 2014 Form 10-Q

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of March 2014 and December 2013.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of March 2014 or December 2013.

Goldman Sachs March 2014 Form 10-Q	73

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

Note 19.

Shareholders’ Equity

Common Equity

On April 16, 2014, Group Inc. declared a dividend of $0.55 per common share to be paid on June 27, 2014 to common shareholders of record on May 30, 2014.

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

During the three months ended March 2014, the firm repurchased 10.3 million shares of its common stock at an average cost per share of $166.58, for a total cost of $1.72 billion, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel restricted stock units (RSUs) or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the three months ended March 2014, employees remitted 173,875 shares with a total value of $30 million, and the firm cancelled 5.6 million of RSUs with a total value of $936 million and 8.8 million stock options with a total value of $1.46 billion.

74	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Equity

Each share of non-cumulative Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option at a redemption price equal to $25,000 plus declared and unpaid dividends.

Each share of non-cumulative Series E and Series F Preferred Stock issued and outstanding has a liquidation preference of $100,000 and is redeemable at the option of the firm at any time, subject to certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics, at a redemption price equal to $100,000 plus declared and unpaid dividends. See Note 16 for information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

Each share of non-cumulative Series I and Series J Preferred Stock issued and outstanding has a liquidation preference of $25,000 and is represented by 1,000 depositary shares. The Series I Preferred Stock is redeemable at the firm’s option beginning November 10, 2017 and the Series J Preferred Stock is redeemable at the firm’s option beginning May 10, 2023, both at a redemption price equal to $25,000 plus accrued and unpaid dividends.

In April 2014, Group Inc. issued 28,000 shares of Series K perpetual 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series K Preferred Stock) out of a total of 32,200 shares of Series K Preferred Stock authorized for issuance. Each share of Series K Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option beginning May 10, 2024 at a redemption price equal to $25,000 plus accrued and unpaid dividends. Dividends on Series K Preferred Stock, if declared, are payable quarterly at 6.375% per annum from the issuance date to, but excluding, May 10, 2024, and thereafter at three-month LIBOR plus 3.55% per annum.

In April 2014, Group Inc. authorized and issued 52,000 shares of Series L perpetual 5.70% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series L Preferred Stock). Each share of Series L Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 25 depositary shares and is redeemable at the firm’s option beginning May 10, 2019 at a redemption price equal to $25,000 plus accrued and unpaid dividends. Dividends on Series L Preferred Stock, if declared, are payable semi-annually at 5.70% per annum from the issuance date to, but excluding, May 10, 2019, and thereafter quarterly at three-month LIBOR plus 3.884% per annum.

Any redemption of preferred stock by the firm requires the approval of the Federal Reserve Board. All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period. All shares of preferred stock have a par value of $0.01 per share.

The table below presents perpetual preferred stock issued and outstanding as of March 2014.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Dividend Rate	Redemption Value (in millions)
A	50,000	30,000	29,999	3 month LIBOR + 0.75%, with floor of 3.75% per annum	$ 750

B	50,000	32,000	32,000	6.20% per annum	800

C	25,000	8,000	8,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	200

D	60,000	54,000	53,999	3 month LIBOR + 0.67%, with floor of 4.00% per annum	1,350

E	17,500	17,500	17,500	3 month LIBOR + 0.77%, with floor of 4.00% per annum	1,750

F	5,000	5,000	5,000	3 month LIBOR + 0.77%, with floor of 4.00% per annum	500

I	34,500	34,000	34,000	5.95% per annum	850

J	46,000	40,000	40,000	5.50% per annum to, but excluding, May 10, 2023;	1,000
				3 month LIBOR + 3.64% per annum thereafter
	288,000	220,500	220,498		$7,200

Goldman Sachs March 2014 Form 10-Q	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents preferred dividends declared on preferred stock.

	Three Months Ended March
	2014		2013
Series	per share	in millions	per share	in millions
A	$ 234.38	$ 7	$234.38	$ 7

B	387.50	12	387.50	12

C	250.00	2	250.00	2

D	250.00	13	250.00	14

E	1,011.11	18	977.78	17

F	1,011.11	5	977.78	5

I	371.88	13	437.99	15

J	343.75	14	—	—
Total		$84		$72

Accumulated Other Comprehensive Loss

The tables below present accumulated other comprehensive loss, net of tax by type.

	As of March 2014
in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of period
Currency translation	$(364)	$(29)	$(393)

Pension and postretirement liabilities	(168)	(8)	(176)

Cash flow hedges	8	1	9
Accumulated other comprehensive loss, net of tax	$(524)	$(36)	$(560)

	As of December 2013
in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of year
Currency translation	$(314)	$ (50)	$(364)

Pension and postretirement liabilities	(206)	38	(168)

Available-for-sale securities	327	(327)	—

Cash flow hedges	—	8	8
Accumulated other comprehensive loss, net of tax	$(193)	$(331)	$(524)

76	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 20.

Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999. As a bank holding company, the firm is subject to consolidated risk-based regulatory capital requirements which are computed in accordance with the applicable risk-based capital regulations of the Federal Reserve Board. Below are the applicable regulatory frameworks for each period presented:

•	As of and for the period ended March 2014, the firm was subject to the Revised Capital Framework described below.

•

As of and for the period ended December 2013, the firm was subject to the Federal Reserve Board’s regulations based on the Basel I Capital Accord of the Basel Committee (Basel I), inclusive of the revised market risk regulatory capital requirements, which became effective on January 1, 2013.

These capital requirements are expressed as capital ratios that compare measures of capital to risk-weighted assets (RWAs). The capital regulations also include requirements with respect to leverage.

The firm’s capital levels are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

Certain of the firm’s subsidiaries are subject to separate regulation and capital requirements as described below.

Revised Capital Framework

During 2013, the U.S. federal bank regulatory agencies (Agencies) approved revised risk-based capital and leverage ratio regulations establishing a new comprehensive capital framework for U.S. banking organizations (Revised Capital Framework), which became effective for the firm beginning January 1, 2014. These regulations are largely based on the Basel Committee’s December 2010 final capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act.

Under the Revised Capital Framework, Group Inc. is an “Advanced approach” banking organization. Below are the aspects of the rules that are most relevant to the firm, as an Advanced approach banking organization.

Definition of Capital and Capital Ratios. The Revised Capital Framework introduced changes to the definition of regulatory capital, which, subject to transitional provisions, became effective across the firm’s regulatory capital and leverage ratios on January 1, 2014. These changes include the introduction of a new capital measure called Common Equity Tier 1 (CET1) and the related regulatory capital ratio of CET1 to RWAs (CET1 ratio), as well as changes to the definition of Tier 1 capital.

Certain aspects of the revised requirements phase in over time (transitional provisions). These include, but are not limited to, increases in the minimum capital ratio requirements and the introduction of new capital buffers and certain deductions from CET1 (such as investments in nonconsolidated financial institutions). In addition, junior subordinated debt issued to trusts is being phased out of regulatory capital.

Goldman Sachs March 2014 Form 10-Q	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the minimum capital ratios currently applicable under the Revised Capital Framework.

March 2014 Minimum Ratio
CET1 ratio	4.0%

Tier 1 capital ratio	5.5%

Total capital ratio	8.0%

Tier 1 leverage ratio [1]	4.0%

1.

Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

The minimum CET1, Tier 1 capital and Total capital ratios that the firm is required to meet will increase in the future as new requirements phase in over time and as regulators finalize additional capital buffers.

Additionally, in order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board rules, bank holding companies must meet a required minimum Tier 1 capital ratio of 6.0% and Total capital ratio of 10.0%. Bank holding companies may be expected to maintain ratios well above these minimum levels, depending on their particular condition, risk profile and growth plans.

Definition of Risk-Weighted Assets. RWAs are calculated based on measures of credit risk and market risk in accordance with the Federal Reserve Board’s risk-based capital requirements:

•

As of March 2014, RWAs are calculated under the “Basel I Adjusted” approach. This approach is based on Basel I and the revised market risk capital requirements, adjusted for certain items related to capital deductions under the previous framework and for the phase-in of new capital deductions. Certain amounts not required to be deducted from CET1 are either deducted from Tier 1 capital or are risk weighted.

•	As of December 2013, RWAs are calculated under Basel I, inclusive of the revised market risk regulatory capital requirements.

In both periods, RWAs for credit risk reflect amounts for on-balance-sheet and off-balance-sheet exposures. Credit risk requirements for on-balance-sheet assets, such as receivables and cash, are generally based on the balance sheet value. Credit risk requirements for securities financing transactions are determined based upon the positive net exposure for each trade, and include the effect of counterparty netting and collateral, as applicable. For off-balance-sheet exposures, including commitments and guarantees, a credit equivalent amount is calculated based on the notional amount of each trade. Requirements for derivatives are based on a combination of positive net exposure and a percentage of the notional amount of each trade, and include the effect of counterparty netting and collateral, as applicable. All such assets and exposures are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or a qualifying securities firm or other entity (and if collateral is held, depending on the nature of the collateral).

In both periods, RWAs for market risk are determined using Value-at-Risk (VaR), stressed VaR, incremental risk, comprehensive risk and a standardized measurement method for specific risk.

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including interest rates, equity prices, currency rates and commodity prices. VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. Stressed VaR is the potential loss in value of inventory positions during a period of significant market stress. Incremental risk is the potential loss in value of non-securitized inventory positions due to the default or credit migration of issuers of financial instruments over a one-year time horizon. Comprehensive risk is the potential loss in value, due to price risk and defaults, within the firm’s credit correlation positions. The standardized measurement method is used to determine RWAs for specific risk for certain positions by applying supervisory defined risk-weighting factors to such positions after applicable netting is performed.

In both periods, there is no explicit requirement for Operational risk.

78	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated Regulatory Capital Ratios

March 2014 Capital Ratios and RWAs. The table below presents information about Group Inc.’s regulatory ratios as of March 2014.

$ in millions	As of March 2014
Common shareholders’ equity	$ 71,899

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,953)

Deductions for investments in nonconsolidated financial institutions	(1,818)

Other adjustments	287
Common Equity Tier 1	67,415
Perpetual non-cumulative preferred stock	7,200

Junior subordinated debt issued to trusts	1,375

Other adjustments	(582)
Tier 1 capital	75,408
Qualifying subordinated debt	12,321

Junior subordinated debt issued to trusts	1,375

Other adjustments	197
Tier 2 capital	13,893
Total capital	$ 89,301
Credit RWAs	$308,102

Market RWAs	154,221
Total RWAs	$462,323
CET1 ratio	14.6%

Tier 1 capital ratio	16.3%

Total capital ratio	19.3%

Tier 1 leverage ratio	8.2%

In the table above:

•

The deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities represents goodwill of $3.71 billion and identifiable intangible assets of $156 million (20% of $780 million) net of associated deferred tax liabilities of $909 million. The remainder of the deduction of identifiable intangible assets will be phased in at a rate of 20% per year from 2015 to 2018. Identifiable intangible assets that are not deducted during the transitional period are risk weighted.

•

The deduction for investments in nonconsolidated financial institutions represents the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. As of March 2014, 20% of the deduction was reflected (calculated based on transitional thresholds). The remainder of this deduction will be phased in at a rate of 20% per year from 2015 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

Other adjustments within CET1 primarily include accumulated other comprehensive loss, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, and disallowed deferred tax assets. As of March 2014, 20% of the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, and disallowed deferred tax assets were included in CET1 and 80% of the deductions were included in other adjustments within Tier 1 capital. Most of the deductions that were included in other adjustments within Tier 1 capital will be phased into CET1 at a rate of 20% per year from 2015 to 2018.

•

Junior subordinated debt issued to trusts is reflected in both Tier 1 capital (50%) and Tier 2 capital (50%) and it will be fully phased out of Tier 1 capital by 2016, and then also from Tier 2 capital by 2022. See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts.

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced, or discounted, upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

Goldman Sachs March 2014 Form 10-Q	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the changes in CET1, Tier 1 capital and Tier 2 capital for the period ended March 2014.

in millions	Period Ended March 2014
Common Equity Tier 1
Balance, December 31, 2013	$63,248

Change in CET1 related to the transition to the Revised Capital Framework	3,656

Increase in common shareholders’ equity	632

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	(22)

Change in deductions for investments in nonconsolidated financial institutions	(26)

Change in other adjustments	(73)
Balance, March 31, 2014	67,415
Tier 1 capital
Balance, December 31, 2013	72,471

Change in CET1 related to the transition to the Revised Capital Framework	3,656

Change in Tier 1 capital related to the transition to the Revised Capital Framework	(219)

Other net increase in Common Equity Tier 1	511

Redesignation of junior subordinated debt issued to trusts	(688)

Change in other adjustments	(323)
Balance, March 31, 2014	75,408
Tier 2 capital
Balance, December 31, 2013	13,632

Change in Tier 2 capital related to the transition to the Revised Capital Framework	(2)

Decrease in qualifying subordinated debt	(452)

Redesignation of junior subordinated debt issued to trusts	688

Change in other adjustments	27
Balance, March 31, 2014	13,893
Total capital	$89,301

The change in CET1 related to the transition to the Revised Capital Framework is principally related to the change in treatment of equity investments in certain nonconsolidated entities. Under Basel I, such investments were treated as deductions. However, during the transition to the Revised Capital Framework, only a portion of such investments that exceed certain prescribed thresholds are treated as deductions from CET1 and the remainder are risk weighted.

The table below presents the components of RWAs as of March 2014.

in millions	As of March 2014
Credit RWAs
Derivatives	$ 93,268

Commitments, guarantees and loans	83,128

Securities financing transactions [1]	35,061

Equity investments	27,405

Other [2]	69,240
Total Credit RWAs	308,102
Market RWAs
Regulatory VaR	12,075

Stressed VaR	27,188

Incremental risk	14,038

Comprehensive risk	13,833

Specific risk	87,087
Total Market RWAs	154,221
Total RWAs	$462,323

1.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

2.	Principally includes receivables, other assets, and cash and cash equivalents.

The table below presents the changes in RWAs for the period ended March 2014.

in millions	Period Ended March 2014
Risk-weighted assets
Balance, December 31, 2013	$433,226

Credit RWAs
Change related to the transition to the Revised Capital Framework	26,669

Other changes:
Decrease in derivatives	(1,485)

Increase in commitments, guarantees and loans	4,131

Increase in securities financing transactions	5,051

Decrease in equity investments	(695)

Increase in other	6,184
Change in Credit RWAs	39,855
Market RWAs
Decrease in regulatory VaR	(1,350)

Decrease in stressed VaR	(11,062)

Increase in incremental risk	4,575

Decrease in comprehensive risk	(4,317)

Increase in specific risk	1,396
Change in Market RWAs	(10,758)
Total RWAs, March 31, 2014	$462,323

Credit RWAs as of March 2014 increased $39.86 billion compared with December 2013, primarily due to equity investments in certain nonconsolidated entities that are risk weighted under the Revised Capital Framework, and related transitional provisions. Market RWAs as of March 2014 decreased by $10.76 billion compared with December 2013, reflecting a decrease in stressed VaR, primarily due to reduced fixed income and equities exposures.

80	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 2013 Capital Ratios and RWAs. The table below presents information about Group Inc.’s regulatory ratios as of December 2013.

$ in millions	As of December 2013
Common shareholders’ equity	$ 71,267

Perpetual non-cumulative preferred stock	7,200

Junior subordinated debt issued to trusts	2,063

Deduction for goodwill and identifiable intangible assets	(4,376)

Deduction for equity investments in certain entities	(3,314)

Other adjustments	(369)
Tier 1 capital	72,471
Qualifying subordinated debt	12,773

Junior subordinated debt issued to trusts	687

Other adjustments	172
Tier 2 capital	13,632
Total capital	$ 86,103
Credit RWAs	$268,247

Market RWAs	164,979
Total RWAs	$433,226
Tier 1 capital ratio	16.7%

Total capital ratio	19.9%

Tier 1 leverage ratio	8.1%

In the table above:

•

Junior subordinated debt issued to trusts is reflected in both Tier 1 capital (75%) and Tier 2 capital (25%). See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts.

•	The deduction for goodwill and identifiable intangible assets includes goodwill of $3.71 billion and identifiable intangible assets of $671 million.

•

Other adjustments within Tier 1 capital primarily include disallowed deferred tax assets and the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities.

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced, or discounted, upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

The table below presents the changes in Tier 1 capital and Tier 2 capital for the period ended December 2013.

in millions	Period Ended December 2013
Tier 1 capital
Balance, December 31, 2012	$66,977

Increase in common shareholders’ equity	1,751

Increase in perpetual non-cumulative preferred stock	1,000

Redesignation of junior subordinated debt issued to trusts	(687)

Change in goodwill and identifiable intangible assets	723

Change in equity investments in certain entities	1,491

Change in other adjustments	1,216
Balance, December 31, 2013	72,471
Tier 2 capital
Balance, December 31, 2012	13,429

Decrease in qualifying subordinated debt	(569)

Redesignation of junior subordinated debt issued to trusts	687

Change in other adjustments	85
Balance, December 31, 2013	13,632
Total capital	$86,103

The table below presents the components of RWAs as of December 2013.

in millions	As of December 2013
Credit RWAs
Derivatives	$ 94,753

Commitments, guarantees and loans	78,997

Securities financing transactions [1]	30,010

Equity investments	3,673

Other [2]	60,814
Total Credit RWAs	268,247
Market RWAs
Regulatory VaR	13,425

Stressed VaR	38,250

Incremental risk	9,463

Comprehensive risk	18,150

Specific risk	85,691
Total Market RWAs	164,979
Total RWAs	$433,226

1.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

2.	Principally includes receivables, other assets, and cash and cash equivalents.

Goldman Sachs March 2014 Form 10-Q	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the changes in RWAs for the period ended December 31, 2013.

in millions	Period Ended December 2013
Risk-weighted assets
Balance, December 31, 2012	$399,928

Credit RWAs
Decrease in derivatives	(12,516)

Increase in commitments, guarantees and loans	18,151

Decrease in securities financing transactions	(17,059)

Increase in equity investments	1,077

Change in other	(8,932)
Change in Credit RWAs	(19,279)
Market RWAs
Increase related to the revised market risk rules	127,608

Decrease in regulatory VaR	(2,038)

Decrease in stressed VaR	(13,700)

Decrease in incremental risk	(17,350)

Decrease in comprehensive risk	(9,568)

Decrease in specific risk	(32,375)
Change in Market RWAs	52,577
Total RWAs, December 31, 2013	$433,226

Credit RWAs as of December 2013 decreased $19.28 billion compared with December 2012, primarily due to a decrease in securities financing exposure. Market RWAs as of December 2013 increased by $52.58 billion compared with December 2012, reflecting the impact of the revised market risk regulatory capital requirements, which became effective on January 1, 2013, partially offset by, among other things, a decrease in specific risk due to a decrease in inventory.

Bank Subsidiaries

GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. For purposes of assessing the adequacy of its capital, GS Bank USA computes its risk-based capital ratios in accordance with the regulatory capital requirements applicable to state member banks, which, beginning January 1, 2014, are based on the Revised Capital Framework discussed above. GS Bank USA is an Advanced approach banking organization under the Revised Capital Framework.

Under the Revised Capital Framework, as of January 1, 2014, GS Bank USA became subject to a new minimum CET1 ratio requirement of 4.0%.

Under the regulatory framework for prompt corrective action applicable to GS Bank USA as of March 2014, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA is required to maintain a Tier 1 capital ratio of at least 6.0%, a Total capital ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. GS Bank USA agreed with the Federal Reserve Board to maintain minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8.0%, a Total capital ratio of at least 11.0% and a Tier 1 leverage ratio of at least 6.0%. As noted in the tables below, GS Bank USA was in compliance with these minimum capital requirements as of March 2014 and December 2013. GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

The table below presents information as of March 2014 regarding GS Bank USA’s regulatory capital ratios and Tier 1 leverage ratio under the Revised Capital Framework.

$ in millions	As of March 2014
Common Equity Tier 1	$ 20,330

Tier 1 capital	$ 20,330

Tier 2 capital	$ 125

Total capital	$ 20,455

Risk-weighted assets	$132,295
Common Equity Tier 1 ratio	15.4%

Tier 1 capital ratio	15.4%

Total capital ratio	15.5%

Tier 1 leverage ratio	17.6%

82	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents information as of December 2013 regarding GS Bank USA’s regulatory capital ratios under Basel I, inclusive of the revised market risk capital requirements, as implemented by the Federal Reserve Board.

$ in millions	As of December 2013
Tier 1 capital	$ 20,086

Tier 2 capital	$ 116

Total capital	$ 20,202

Risk-weighted assets	$134,935
Tier 1 capital ratio	14.9%

Total capital ratio	15.0%

Tier 1 leverage ratio	16.9%

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution held at the Federal Reserve Bank was approximately $46.97 billion and $50.39 billion as of March 2014 and December 2013, respectively, which exceeded required reserve amounts by $46.84 billion and $50.29 billion as of March 2014 and December 2013, respectively.

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

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of March 2014 and December 2013, GSIB was in compliance with all regulatory capital requirements.

Goldman Sachs March 2014 Form 10-Q	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Broker-Dealer Subsidiaries

U.S. Regulated Broker-Dealer Subsidiaries. The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and GSEC. GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the U.S. Commodity Futures Trading Commission (CFTC), the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority, Inc. (FINRA) and the National Futures Association. Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1.

As of March 2014 and December 2013, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $17.42 billion and $15.81 billion, respectively, which exceeded the amount required by $15.20 billion and $13.76 billion, respectively. As of March 2014 and December 2013, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.66 billion and $1.38 billion, respectively, which exceeded the amount required by $1.54 billion and $1.21 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of March 2014 and December 2013, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 2014 and December 2013, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

As of March 2014 and December 2013, Group Inc. was required to maintain approximately $36.83 billion and $31.20 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries. This minimum equity capital requirement includes certain restrictions imposed by federal and state laws as to the payment of dividends to Group Inc. by its regulated subsidiaries. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization. Similar restrictions are imposed by regulators in jurisdictions outside of the U.S.

84	Goldman Sachs March 2014 Form 10-Q

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended March
in millions, except per share amounts	2014	2013
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$1,949	$2,188
Denominator for basic EPS — weighted average number of common shares	468.6	482.1

Effect of dilutive securities:
RSUs	5.1	6.1

Stock options and warrants	10.9	21.6
Dilutive potential common shares	16.0	27.7
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	484.6	509.8
Basic EPS	$ 4.15	$ 4.53

Diluted EPS	4.02	4.29

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 for both the three months ended March 2014 and March 2013.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of 6.0 million and 6.1 million for the three months ended March 2014 and March 2013, respectively.

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

	Three Months Ended March
in millions	2014	2013
Fees earned from affiliated funds	$ 892	$ 700

	As of
in millions	March 2014	December 2013
Fees receivable from funds	$ 746	$ 817

Aggregate carrying value of interests in funds	12,955	13,124

As of March 2014 and December 2013, the firm had outstanding guarantees on behalf of its funds of $304 million and $147 million, respectively. The amounts as of March 2014 and December 2013 primarily relate to a guarantee that the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of March 2014 and December 2013, the firm had no outstanding loans or commitments to extend credit to affiliated funds.

Goldman Sachs March 2014 Form 10-Q	85

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

	Three Months Ended March
in millions	2014	2013
Interest income
Deposits with banks	$ 50	$ 48

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	18	(24)

Financial instruments owned, at fair value	2,045	2,238

Other interest [2]	481	346
Total interest income	2,594	2,608
Interest expense
Deposits	85	93

Securities loaned and securities sold under agreements to repurchase	134	164

Financial instruments sold, but not yet purchased, at fair value	533	511

Short-term borrowings [3]	95	106

Long-term borrowings [3]	903	910

Other interest [4]	(193)	(101)
Total interest expense	1,557	1,683
Net interest income	$1,037	$ 925

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

86	Goldman Sachs March 2014 Form 10-Q

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of March 2014
U.S. Federal	2008

New York State and City	2007

United Kingdom	2008

Japan	2010

Hong Kong	2006

Korea	2010

For U.S. Federal, IRS examinations of fiscal 2008 through calendar 2010 began in 2011. The field work for the examinations of 2008 through 2010 has been completed but the examinations have not been administratively finalized. The examinations of 2011 and 2012 began in 2013.

New York State and City examinations of fiscal 2004 through 2006 were finalized during the first quarter of 2014. The examinations of fiscal 2007 through 2010 began in 2013.

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

Goldman Sachs March 2014 Form 10-Q	87

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

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

88	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets.

	For the Three Months Ended or as of March
in millions	2014	2013
Investment Banking
Financial Advisory	$ 682	$ 484

Equity underwriting	437	390

Debt underwriting	660	694
Total Underwriting	1,097	1,084
Total net revenues	1,779	1,568

Operating expenses	1,045	1,064
Pre-tax earnings	$ 734	$ 504
Segment assets	$ 1,898	$ 1,873
Institutional Client Services
Fixed Income, Currency and Commodities Client Execution	$ 2,850	$ 3,217

Equities client execution	416	809

Commissions and fees	828	793

Securities services	352	320
Total Equities	1,596	1,922
Total net revenues	4,446	5,139	[1]

Operating expenses	3,094	3,566
Pre-tax earnings	$ 1,352	$ 1,573
Segment assets	$781,912	$848,375
Investing & Lending
Equity securities	$ 702	$ 1,127

Debt securities and loans	597	566

Other	230	375
Total net revenues	1,529	2,068

Operating expenses	892	996
Pre-tax earnings	$ 637	$ 1,072
Segment assets	$119,146	$ 97,303
Investment Management
Management and other fees	$ 1,152	$ 1,060

Incentive fees	304	140

Transaction revenues	118	115
Total net revenues	1,574	1,315

Operating expenses	1,276	1,090
Pre-tax earnings	$ 298	$ 225
Segment assets	$ 12,709	$ 11,672
Total net revenues	$ 9,328	$ 10,090

Total operating expenses	6,307	6,717	[2]
Total pre-tax earnings	$ 3,021	$ 3,373
Total assets	$915,665	$959,223

1.	Includes $40 million of realized gains on available-for-sale securities held in the firm’s Americas reinsurance business, in which a majority stake was sold in April 2013.

2.

Includes real estate-related exit costs of $1 million that have not been allocated to the firm’s segments. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the condensed consolidated statements of earnings.

The tables below present the amounts of net interest income or interest expense included in net revenues, and the amounts of depreciation and amortization expense included in pre-tax earnings.

	Three Months Ended March
in millions	2014	2013
Investment Banking	$ —	$ —

Institutional Client Services	979	909

Investing & Lending	26	(13)

Investment Management	32	29
Total net interest income	$1,037	$925

	Three Months Ended March
in millions	2014	2013
Investment Banking	$ 32	$ 33

Institutional Client Services	114	152

Investing & Lending	207	75

Investment Management	37	41
Total depreciation and amortization	$ 390	$302	[1]

1.	Includes real estate-related exit costs of $1 million that have not been allocated to the firm’s segments.

Goldman Sachs March 2014 Form 10-Q	89

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

	Three Months Ended March
$ in millions	2014		2013
Net revenues
Americas	$5,497	59%	$ 6,005	60%

Europe, Middle East and Africa	2,639	28	2,421	24

Asia (includes Australia and New Zealand)	1,192	13	1,664	16
Total net revenues	$9,328	100%	$10,090	100%
Pre-tax earnings
Americas	$1,690	56%	$ 1,851	55%

Europe, Middle East and Africa	972	32	907	27

Asia (includes Australia and New Zealand)	359	12	616	18
Subtotal	3,021	100%	3,374	100%

Corporate [1]	—		(1)
Total pre-tax earnings	$3,021		$ 3,373

1.	Consists of real estate-related exit costs of $1 million for the three months ended March 2013.

90	Goldman Sachs March 2014 Form 10-Q

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of
$ in millions	March 2014	December 2013
U.S. government and federal agency obligations [1]	$102,754	$90,118

% of total assets	11.2%	9.9%

Non-U.S. government and agency obligations [1]	$ 39,767	$40,944

% of total assets	4.3%	4.5%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

As of March 2014 and December 2013, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
in millions	March 2014	December 2013
U.S. government and federal agency obligations	$89,291	$100,672

Non-U.S. government and agency obligations [1]	89,886	79,021

1.	Principally consists of securities issued by the governments of France, the United Kingdom, Japan and Germany.

Goldman Sachs March 2014 Form 10-Q	91

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2014 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $3.7 billion in excess of the aggregate reserves for such matters.

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

92	Goldman Sachs March 2014 Form 10-Q

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

On February 1, 2013, a putative shareholder derivative action was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain of its officers and directors in connection with mortgage-related activities during 2006 and 2007, including three CDO offerings. The derivative complaint, which is based on similar allegations to those at issue in the consolidated class action discussed above, includes allegations of breach of fiduciary duty, challenges the accuracy and adequacy of Group Inc.’s disclosure and seeks, among other things, declaratory relief, unspecified compensatory and punitive damages and restitution from the individual defendants and certain corporate governance reforms. On April 30, 2014, the plaintiff appealed the district court’s dismissal of the action.

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

Goldman Sachs March 2014 Form 10-Q	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissionary damages. By a decision dated September 6, 2012, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiff’s claims with respect to 10 of the 17 offerings included in plaintiff’s original complaint but vacated the dismissal and remanded the case to the district court with instructions to reinstate the plaintiff’s claims with respect to the other seven offerings. On October 31, 2012, the plaintiff served a fourth amended complaint relating to those seven offerings, plus seven additional offerings (additional offerings). On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to one of the additional offerings and thereafter moved to further amend its amended complaint to add claims with respect to two of the additional offerings. On March 27, 2014, the district court largely denied defendants’ motion to dismiss as to the original offering, but denied the separate plaintiff’s motion to add the two additional offerings through an amendment. The securitization trusts issued, and GS&Co. underwrote, approximately $11 billion principal amount of certificates to all purchasers in the fourteen offerings at issue in the complaints.

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

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including Aozora Bank, Ltd., Basis Yield Alpha Fund (Master), the Charles Schwab Corporation, CIFG Assurance of North America, Inc., CMFG Life Insurance Company and related parties, Deutsche Zentral-Genossenschaftbank, the FDIC (as receiver for Guaranty Bank), the Federal Home Loan Banks of Chicago and Seattle, the FHFA (as conservator for Fannie Mae and Freddie Mac), IKB Deutsche Industriebank AG, Joel I. Sher (Chapter 11 Trustee) on behalf of TMST, Inc. (TMST), f/k/a Thornburg Mortgage, Inc. and certain TMST affiliates, John Hancock and related parties, Massachusetts Mutual Life Insurance Company, National Australia Bank, the National Credit Union Administration (as conservator or liquidating agent for several failed credit unions), Phoenix Light SF Limited and related parties, Royal Park Investments SA/NV, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company, Watertown Savings Bank, Commerzbank and Texas County & District Retirement System) have filed complaints or summonses with notice in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

94	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A number of other entities (including John Hancock and related parties, Norges Bank Investment Management and Selective Insurance Company) have threatened to assert claims of various types against the firm in connection with the sale of mortgage-related securities. The firm has entered into agreements with a number of these entities to toll the relevant statute of limitations.

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active and threatened cases described in the preceding two paragraphs where those plaintiffs are seeking rescission of such securities was approximately $17.8 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

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

On February 25, 2013, Group Inc. was added as a defendant through an amended complaint in a putative class action, originally filed on April 6, 2012 in the U.S. District Court for the Southern District of New York, against Litton, Ocwen and Ocwen Loan Servicing, LLC (Ocwen Servicing). The amended complaint generally alleges that Litton and Ocwen Servicing systematically breached agreements and violated various federal and state consumer protection laws by failing to modify the mortgage loans of homeowners participating in the federal Home Affordable Modification Program, and names Group Inc. based on its prior ownership of Litton. The plaintiffs seek unspecified compensatory, statutory and punitive damages as well as declaratory and injunctive relief. On March 3, 2014, the court granted Group Inc.’s and Litton’s separate motions to dismiss. The time for an appeal will not begin to run until disposition of the claims against other defendants.

The firm has also received, and continues to receive, requests for information and/or subpoenas from federal, state and local regulators and law enforcement authorities, including members of the RMBS Working Group, relating to the mortgage-related securitization process, subprime mortgages, CDOs, synthetic mortgage-related products, sales communications and particular transactions involving these products, and servicing and foreclosure activities, and is cooperating with these regulators and other authorities, including in some cases agreeing to the tolling of the relevant statute of limitations. See also “Regulatory Investigations and Reviews and Related Litigation” below.

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

Goldman Sachs March 2014 Form 10-Q	95

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

MF Global Securities Litigation. GS&Co. is among numerous underwriters named as defendants in class action complaints and an individual action filed in the U.S. District Court for the Southern District of New York commencing November 18, 2011. These complaints generally allege that the offering materials for two offerings of MF Global Holdings Ltd. (MF Global) convertible notes (aggregating approximately $575 million in principal amount) in February 2011 and July 2011, among other things, failed to describe adequately the nature, scope and risks of MF Global’s exposure to European sovereign debt, in violation of the disclosure requirements of the federal securities laws. On November 12, 2013, the court denied the defendants’ motions to dismiss the consolidated amended class action complaint. GS&Co. underwrote an aggregate principal amount of approximately $214 million of the notes. On October 31, 2011, MF Global filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Manhattan, New York.

GS&Co. has also received inquiries from various governmental and regulatory bodies and self-regulatory organizations concerning certain transactions with MF Global prior to its bankruptcy filing. Goldman Sachs is cooperating with all such inquiries.

96	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NII Capital Securities Litigation. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on March 4, 2014 in the U.S. District Court for the Eastern District of Virginia. In addition to the underwriters, the defendants include the issuer, NII Capital Corp. (NII Capital), its parent, NII Holdings, Inc. (NII Holdings), and certain of their directors and officers. As to the underwriters, the complaint generally alleges that the offering materials for the March 2011 and December 2011 offerings of NII Capital unsecured senior notes guaranteed by NII Holdings (aggregating $1.45 billion in principal amount, of which GS&Co. underwrote $459 million principal amount of notes) violated the disclosure requirements of the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissionary damages.

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

Goldman Sachs March 2014 Form 10-Q	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit Derivatives Antitrust Matters. The European Commission announced in April 2011 that it was initiating proceedings to investigate further numerous financial services companies, including Group Inc., in connection with the supply of data related to credit default swaps and in connection with profit sharing and fee arrangements for clearing of credit default swaps, including potential anti-competitive practices. On July 1, 2013, the European Commission issued to those financial services companies a Statement of Objections alleging that they colluded to limit competition in the trading of exchange-traded unfunded credit derivatives and exchange trading of credit default swaps more generally, and setting out its process for determining fines and other remedies. (Group Inc. filed its response on January 21, 2014.) Group Inc.’s current understanding is that the proceedings related to profit sharing and fee arrangements for clearing of credit default swaps have been suspended indefinitely. The firm has received civil investigative demands from the U.S. Department of Justice for information on similar matters. Goldman Sachs is cooperating with the investigations and reviews.

GS&Co. and Group Inc. are among the numerous defendants in putative antitrust class actions relating to credit derivatives, filed beginning in May 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws by conspiring to forestall the development of alternatives to over-the-counter trading of credit derivatives and maintain inflated bid-ask spreads for credit derivatives trading. The complaints seek declaratory and injunctive relief as well as treble damages in an unspecified amount. Plaintiffs filed a further amended consolidated complaint on April 11, 2014.

Libya-Related Litigation. GSI is the defendant in an action filed on January 21, 2014 with the High Court of Justice in London by the Libyan Investment Authority, relating to nine derivative transactions between the plaintiff and GSI and seeking, among other things, rescission of the transactions and unspecified equitable compensation and damages exceeding $1 billion. On April 10, 2014, GSI moved for summary judgment.

Municipal Securities Matters. GS&Co. (along with, in some cases, other financial services firms) is named as respondent in a number of FINRA arbitrations filed by municipalities, municipal-owned entities, state-owned agencies or instrumentalities and non-profit entities, based on GS&Co.’s role as underwriter of the claimants’ issuances of an aggregate of approximately $2.4 billion of auction rate securities from 2003 through 2007 and as a broker-dealer with respect to auctions for these securities. The claimants generally allege that GS&Co. failed to disclose that it had a practice of placing cover bids in auctions, and/or failed to inform the claimant of the deterioration of the auction rate market beginning in the fall of 2007, and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market in February 2008. Certain claimants also allege that GS&Co. advised them to enter into interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses. The claims include breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD. One claimant has also filed a complaint against GS&Co. in federal court asserting the same claims as in the FINRA arbitration.

GS&Co. filed complaints and motions in federal court seeking to enjoin certain of the arbitrations to effectuate the exclusive forum selection clauses in the transaction documents. In one case, the district court denied the injunction but was reversed by the appellate court; in other cases, the district court granted the injunctions, which are being appealed.

Commodities-Related Litigation. Group Inc. and its subsidiaries, GS Power Holdings LLC and Metro International Trade Services LLC, are among the defendants in a number of putative class actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violation of federal antitrust laws and other federal and state laws in connection with the management of aluminum storage facilities. The complaints seek declaratory, injunctive and other equitable relief as well as unspecified monetary damages, including treble damages. Plaintiffs filed a consolidated amended complaint on March 12, 2014, and defendants moved to dismiss on April 23, 2014.

98	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Currencies-Related Litigation. GS&Co. and Group Inc. are among the defendants named in several putative antitrust class actions relating to trading in the foreign exchange markets, filed since December 2013 in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On February 13, 2014, the cases were consolidated into one action, and on March 31, 2014, plaintiffs in the consolidated action filed a consolidated amended complaint. On February 28, 2014, Group Inc. was named in a separate putative class action based on similar allegations, which was not consolidated but is coordinated with the other proceeding for pretrial purposes.

High-Frequency Trading Litigation. Group Inc. is among the numerous securities exchanges, broker-dealers and purported high-frequency trading firms named as defendants in a putative securities class action relating to high-frequency trading filed on April 18, 2014 in the U.S. District Court for the Southern District of New York. The complaint generally alleges that the defendants violated the provisions of the federal securities laws prohibiting market manipulation and insider trading. The complaint seeks, among other things, equitable and other injunctive relief, as well as unspecified compensatory damages, restitution and disgorgement.

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

•

the sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, including compliance with the SEC’s short sale rule, algorithmic, high-frequency and quantitative trading, futures trading, options trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates;

•	compliance with the U.S. Foreign Corrupt Practices Act, including with respect to the firm’s hiring practices; and

•

insider trading, the potential misuse of material nonpublic information regarding private company and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

Goldman Sachs is cooperating with all such regulatory investigations and reviews.

Goldman Sachs March 2014 Form 10-Q	99

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2014, the related condensed consolidated statements of earnings for the three months ended March 31, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013, the condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2014, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2013, and the condensed consolidated statement of changes in shareholders’ equity for the year ended December 31, 2013, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

May 8, 2014

100	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The table below presents a summary of consolidated average balances and interest rates. Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

	Three Months Ended March
	2014			2013
in millions, except rates	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 65,451	$ 50	0.31%	$ 64,007	$ 48	0.30%

U.S.	56,807	40	0.29	60,919	43	0.29

Non-U.S.	8,644	10	0.47	3,088	5	0.66

Securities borrowed, securities purchased under agreements to resell and federal funds sold	332,618	18	0.02	316,390	(24)	(0.03)

U.S.	213,999	(118)	(0.22)	180,008	(85)	(0.19)

Non-U.S.	118,619	136	0.46	136,382	61	0.18

Financial instruments owned, at fair value [1]	272,769	2,045	3.04	316,072	2,238	2.87

U.S.	171,403	1,358	3.21	193,652	1,510	3.16

Non-U.S.	101,366	687	2.75	122,420	728	2.41

Other interest-earning assets [2]	158,264	481	1.23	134,889	346	1.04

U.S.	106,435	293	1.12	82,295	239	1.18

Non-U.S.	51,829	188	1.47	52,594	107	0.83
Total interest-earning assets	829,102	2,594	1.27	831,358	2,608	1.27

Cash and due from banks	4,849			6,074

Other non-interest-earning assets [1]	94,516			124,476
Total assets	$928,467			$961,908
Liabilities
Interest-bearing deposits	$ 70,071	$ 85	0.49%	$ 69,118	$ 93	0.55%

U.S.	60,201	70	0.47	61,704	88	0.58

Non-U.S.	9,870	15	0.62	7,414	5	0.27

Securities loaned and securities sold under agreements to repurchase	175,844	134	0.31	187,101	164	0.36

U.S.	107,792	49	0.18	122,299	80	0.27

Non-U.S.	68,052	85	0.51	64,802	84	0.53

Financial instruments sold, but not yet purchased, at fair value [1]	88,132	533	2.45	95,490	511	2.17

U.S.	42,498	270	2.58	37,028	167	1.83

Non-U.S.	45,634	263	2.34	58,462	344	2.39

Short-term borrowings [3]	64,549	95	0.60	62,993	106	0.68

U.S.	43,046	87	0.82	43,053	97	0.91

Non-U.S.	21,503	8	0.15	19,940	9	0.18

Long-term borrowings [3]	168,441	903	2.17	177,257	910	2.08

U.S.	162,408	850	2.12	170,652	881	2.09

Non-U.S.	6,033	53	3.56	6,605	29	1.78

Other interest-bearing liabilities [4]	211,723	(193)	(0.37)	197,393	(101)	(0.21)

U.S.	149,916	(304)	(0.82)	141,253	(221)	(0.63)

Non-U.S.	61,807	111	0.73	56,140	120	0.87
Total interest-bearing liabilities	778,760	1,557	0.81	789,352	1,683	0.86

Non-interest-bearing deposits	710			750

Other non-interest-bearing liabilities [1]	70,090			95,104
Total liabilities	849,560			885,206

Shareholders’ equity
Preferred stock	7,200			6,200

Common stock	71,707			70,502
Total shareholders’ equity	78,907			76,702

Total liabilities and shareholders’ equity	$928,467			$961,908
Interest rate spread			0.46%			0.41%

Net interest income and net yield on interest-earning assets		$1,037	0.51		$ 925	0.45

U.S.		551	0.41		615	0.48

Non-U.S.		486	0.70		310	0.40

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			33.83%			37.83%

Liabilities			27.34			27.03

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

3.	Interest rates include the effects of interest rate swaps accounted for as hedges.

4.	Primarily consists of certain payables to customers and counterparties.

Goldman Sachs March 2014 Form 10-Q	101

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

102	Goldman Sachs March 2014 Form 10-Q

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

References to “the March 2014 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. All references to “the condensed consolidated financial statements” are to Part I, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. All references to March 2014 and March 2013 refer to our periods ended, or the dates, as the context requires, March 31, 2014 and March 31, 2013, respectively. All references to December 2013 refer to the date December 31, 2013. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

The firm generated net earnings of $2.03 billion and diluted earnings per common share of $4.02 for the first quarter of 2014, compared with $2.26 billion and $4.29 per common share, respectively, for the first quarter of 2013. Annualized return on average common shareholders’ equity (ROE) 1 was 10.9% for the first quarter of 2014, compared with 12.4% for the first quarter of 2013.

Book value per common share was $154.69 and tangible book value per common share 2 was $145.04 as of March 2014, both approximately 1% higher compared with the end of 2013. During the quarter, the firm repurchased 10.3 million shares of its common stock for a total cost of $1.72 billion. Our Tier 1 capital ratio was 16.3% and our Common Equity Tier 1 ratio was 14.6% as of March 2014, in each case reflecting both the revised definition of regulatory capital and the transitional provisions which became effective January 1, 2014. 3

The firm generated net revenues of $9.33 billion for the first quarter of 2014, compared with $10.09 billion for the first quarter of 2013. These results reflected lower net revenues in Institutional Client Services and significantly lower net revenues in Investing & Lending compared with the first quarter of 2013. These decreases were partially offset by significantly higher net revenues in Investment Management and higher net revenues in Investment Banking compared with the first quarter of 2013.

An overview of net revenues for each of our business segments is provided below.

1.	See “Results of Operations — Financial Overview” below for further information about our calculation of annualized ROE.

2.

Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Equity Capital” below for further information about our calculation of tangible book value per common share.

3.	See Note 20 to the condensed consolidated financial statements for further information about our capital ratios.

Goldman Sachs March 2014 Form 10-Q	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment Banking

Net revenues in Investment Banking increased compared with the first quarter of 2013, due to significantly higher net revenues in Financial Advisory, primarily reflecting an increase in client activity in Europe. Net revenues in Underwriting were essentially unchanged compared with the first quarter of 2013. Net revenues in equity underwriting were higher compared with the first quarter of 2013, reflecting higher net revenues from private placements and initial public offerings. Net revenues in debt underwriting were slightly lower compared with the first quarter of 2013, due to significantly lower net revenues from commercial mortgage-related activity compared with a strong first quarter of 2013, partially offset by higher net revenues from investment-grade activity.

Institutional Client Services

Net revenues in Institutional Client Services decreased compared with the first quarter of 2013, reflecting lower net revenues in both Fixed Income, Currency and Commodities Client Execution and Equities.

The decrease in Fixed Income, Currency and Commodities Client Execution compared with the first quarter of 2013 reflected significantly lower net revenues in interest rate products, currencies and mortgages, as well as lower net revenues in credit products. These results were partially offset by significantly higher net revenues in commodities compared with the first quarter of 2013. During the quarter, market-making conditions generally improved compared with the fourth quarter of 2013. However, Fixed Income, Currency and Commodities Client Execution continued to operate in a challenging environment and levels of activity generally remained low.

The decrease in Equities compared with the first quarter of 2013 was due to significantly lower net revenues in equities client execution, as $233 million of the decline reflected the sale of a majority stake in our Americas reinsurance business in April 2013. In addition, net revenues were significantly lower in both derivatives and, to a lesser extent, cash products. Commissions and fees were slightly higher compared with the first quarter of 2013, primarily reflecting an increase in European equity volumes. Securities services net revenues were higher compared with the first quarter of 2013, reflecting growth in customer balances. During the quarter, Equities experienced challenging market-making conditions, particularly in Japan and certain emerging markets as equity prices declined.

The net gain attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $15 million (all related to Fixed Income, Currency and Commodities Client Execution) for the first quarter of 2014, compared with a net loss of $77 million ($42 million and $35 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first quarter of 2013.

Investing & Lending

Net revenues in Investing & Lending decreased significantly compared with the first quarter of 2013, primarily reflecting a significant decrease in net gains from investments in equity securities, particularly in public equities as movements in global equity prices during the quarter were less favorable compared with the same prior year period. Net gains and net interest income from debt securities and loans were slightly higher compared with the first quarter of 2013, while other net revenues, related to our consolidated investments, were significantly lower, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Investment Management

Net revenues in Investment Management increased significantly compared with the first quarter of 2013, reflecting significantly higher incentive fees, as well as higher management and other fees primarily due to higher average assets under supervision. During the quarter, total assets under supervision increased $41 billion to $1.08 trillion. Long-term assets under supervision increased $54 billion, including net inflows of $40 billion 1, primarily in fixed income assets. Net market appreciation of $14 billion during the quarter was primarily in fixed income and equity assets. Liquidity products decreased $13 billion.

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

1.	Includes $8 billion of fixed income asset inflows for the three months ended March 2014 in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business.

104	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

During the first quarter of 2014, global economic conditions appeared to be mixed. A harsh winter took a toll on broad areas of economic activity in the United States, which affected market sentiment. In addition, a deceleration in real gross domestic product (GDP) growth in China and tensions related to the political situation in Ukraine and Russia negatively affected market sentiment toward emerging market assets. In contrast, real GDP growth appears to have accelerated in Japan and the Euro area. These developments contributed to challenging market conditions during the quarter, as global equity prices decreased before improving and credit spreads widened before tightening, while levels of volatility remained generally low. In investment banking, industry-wide debt underwriting activity improved, particularly in investment-grade offerings, while industry-wide equity underwriting activity declined. While industry-wide announced mergers and acquisitions activity increased, industry-wide completed mergers and acquisitions activity was consistent compared with the fourth quarter of 2013.

United States

In the United States, real GDP growth decelerated significantly during the quarter, primarily impacted by adverse weather conditions and weak business fixed investment. Growth in consumer spending remained stable and exports slowed during the quarter. Measures of consumer and business confidence were mixed. House sales and housing starts declined compared with the previous quarter. The unemployment rate declined, but continued to remain elevated. However, the labor force participation rate increased, potentially halting its downward trend over the past few years. Measures of inflation remained subdued during the quarter. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% and continued to reduce the size of its monthly program to purchase U.S. Treasury securities and mortgage-backed securities. It also changed the nature of its forward guidance by replacing a quantitative threshold for the unemployment rate with a more qualitative assessment. The 10-year U.S. Treasury note yield ended the quarter at 2.73%, 31 basis points lower compared with the end of 2013. In equity markets, the S&P 500 Index and the NASDAQ Composite Index both increased by 1%, while the Dow Jones Industrial Average decreased by 1%, compared with the end of 2013.

Europe

In the Euro area, real GDP appeared to increase at a slightly faster pace than in the previous quarter, reflecting continued improvement in consumer spending and fixed investment. Measures of inflation remained at very low levels, which prompted some speculation about potential policy action by the European Central Bank (ECB). However, the ECB maintained its main refinancing operations rate at 0.25% and the deposit rate at zero percent. Measures of unemployment remained high. The Euro was essentially unchanged against the U.S. dollar compared with the end of 2013. In the United Kingdom, real GDP growth remained strong during the quarter. The Bank of England maintained its official bank rate at 0.50% and adjusted its forward guidance to include a broader view of spare capacity in the economy. The British pound appreciated by 1% against the U.S. dollar. Long-term government bond yields generally fell in both core and periphery economies. In equity markets, the FTSE 100 Index fell by 2% and the DAX Index was essentially unchanged, while the CAC 40 Index and the Euro Stoxx 50 Index both increased by 2%, compared with the end of 2013.

Asia

In Japan, real GDP growth appeared to accelerate substantially during the quarter, primarily reflecting an increase in the growth of consumer spending ahead of a consumption tax hike in the second quarter of 2014. Although measures of inflation are still below the Bank of Japan’s (BOJ) 2% inflation target, they remain relatively high following last year’s depreciation of the Japanese yen. The BOJ continued its program of quantitative and qualitative monetary easing, but did not announce any new policy measures. The yield on 10-year Japanese government bonds declined and the Japanese yen appreciated against the U.S. dollar by 2%. The Nikkei 225 Index fell by 9% compared with the end of 2013. In China, real GDP growth decelerated during the quarter, reflecting a slowdown in industrial production. Measures of inflation decreased compared with the fourth quarter of 2013. The People’s Bank of China kept the reserve requirement ratio unchanged, but announced a widening of the trading band around the fixed exchange rate from 1% to 2%. The Chinese yuan depreciated by 3% against the U.S. dollar. In equity markets, the Hang Seng Index and Shanghai Composite Index fell by 5% and 4%, respectively. In India, economic growth appeared to expand moderately, but remained near the lower end of the historical range. The rate of wholesale inflation declined. The Indian rupee appreciated by 3% against the U.S. dollar. The BSE Sensex Index increased by 6% compared with the end of 2013.

Goldman Sachs March 2014 Form 10-Q	105

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

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of March 2014 and December 2013, level 3 assets represented 4.5% and 4.4%, respectively, of our total assets. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

106	Goldman Sachs March 2014 Form 10-Q

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

See Notes 5 through 8 to the condensed consolidated financial statements for further information about fair value measurements.

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

Goldman Sachs March 2014 Form 10-Q	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Level 3 Financial Assets at Fair Value. The table below presents financial assets measured at fair value and the amount of such assets that are classified within level 3 of the fair value hierarchy.

Total level 3 financial assets were $40.92 billion and $40.01 billion as of March 2014 and December 2013, respectively.

See Notes 5 through 8 to the condensed consolidated financial statements for further information about changes in level 3 financial assets and fair value measurements.

	As of March 2014		As of December 2013
in millions	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 8,773	$ —	$ 8,608	$ —

U.S. government and federal agency obligations	77,000	—	71,072	—

Non-U.S. government and agency obligations	39,767	45	40,944	40

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	5,536	2,626	6,596	2,692

Loans and securities backed by residential real estate	9,357	2,065	9,025	1,961

Bank loans and bridge loans	17,357	9,687	17,400	9,324

Corporate debt securities	20,630	2,632	17,412	2,873

State and municipal obligations	1,328	242	1,476	257

Other debt obligations	3,318	640	3,129	807

Equities and convertible debentures	87,320	15,807	101,024	14,685

Commodities	4,301	—	4,556	—
Total cash instruments	274,687	33,744	281,242	32,639

Derivatives	57,846	7,082	57,879	7,076
Financial instruments owned, at fair value	332,533	40,826	339,121	39,715

Securities segregated for regulatory and other purposes	40,478	—	31,937	—

Securities purchased under agreements to resell	134,547	63	161,297	63

Securities borrowed	71,243	—	60,384	—

Receivables from customers and counterparties	7,060	34	7,416	235

Other assets	—	—	18	—
Total	$585,861	$40,923	$600,173	$40,013

108	Goldman Sachs March 2014 Form 10-Q

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

See Note 13 to the condensed consolidated financial statements for further information about our goodwill.

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated lives or based on economic usage for certain commodities-related intangibles. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. See Note 13 to the condensed consolidated financial statements for the carrying value and estimated remaining lives of our identifiable intangible assets by major asset class.

A prolonged period of market weakness or significant changes in regulation could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including weaker business performance resulting in a decrease in our customer base and decreases in revenues from commodities-related transportation rights, customer contracts and relationships. Management judgment is required to evaluate whether indications of potential impairment have occurred, and to test intangible assets for impairment if required.

An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the total of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

See Note 12 to the condensed consolidated financial statements for impairments of our identifiable intangible assets.

Recent Accounting Developments

See Note 3 to the condensed consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs March 2014 Form 10-Q	109

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

A substantial portion of our compensation and benefits represents discretionary compensation, which is finalized at year-end. We believe the most appropriate way to allocate estimated annual discretionary compensation among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment. See “Results of Operations — Financial Overview — Operating Expenses” below for information about our ratio of compensation and benefits to net revenues.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. In addition, we estimate the upper end of the range of reasonably possible aggregate loss in excess of the related reserves for litigation proceedings where the firm believes the risk of loss is more than slight. See Notes 18 and 27 to the condensed consolidated financial statements for information about certain judicial, regulatory and legal proceedings.

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

In accounting for income taxes, we estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under FASB Accounting Standards Codification 740. See Note 24 to the condensed consolidated financial statements for further information about accounting for income taxes.

110	Goldman Sachs March 2014 Form 10-Q

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

Financial Overview

The table below presents an overview of our financial results.

	Three Months Ended March
$ in millions, except per share amounts	2014	2013
Net revenues	$ 9,328	$10,090

Pre-tax earnings	3,021	3,373

Net earnings	2,033	2,260

Net earnings applicable to common shareholders	1,949	2,188

Diluted earnings per common share	4.02	4.29

Annualized return on average common shareholders’ equity [1]	10.9%	12.4%

1.

Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the Three Months Ended March
in millions	2014	2013
Total shareholders’ equity	$78,907	$76,702

Preferred stock	(7,200)	(6,200)
Common shareholders’ equity	$71,707	$70,502

The table below presents selected financial ratios.

	Three Months Ended March
	2014	2013
Annualized net earnings to average assets	0.9%	0.9%

Annualized return on average total shareholders’ equity [1]	10.3	11.8

Total average equity to average assets	8.5	8.0

Dividend payout ratio [2]	13.7	11.7

1.	Annualized return on average total shareholders’ equity is computed by dividing annualized net earnings by average monthly total shareholders’ equity.

2.	Dividend payout ratio is computed by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

Three Months Ended March 2014 versus March 2013. Net revenues on the condensed consolidated statements of earnings were $9.33 billion for the first quarter of 2014, 8% lower than the first quarter of 2013, reflecting significantly lower market-making revenues and other principal transactions revenues. These decreases were partially offset by significantly higher investment management revenues, as well as increases in investment banking revenues and net interest income. In addition, commissions and fees were slightly higher compared with the first quarter of 2013.

Non-interest Revenues

Investment banking

During the first quarter of 2014, investment banking revenues reflected an operating environment generally characterized by improved industry-wide debt underwriting activity, particularly in investment-grade offerings, while industry-wide equity underwriting activity declined compared with the fourth quarter of 2013. While industry-wide announced mergers and acquisitions activity increased, industry-wide completed mergers and acquisitions activity was consistent compared with the fourth quarter of 2013. However, macroeconomic concerns could result in lower levels of client activity, which would likely negatively impact investment banking revenues.

Three Months Ended March 2014 versus March 2013. Investment banking revenues on the condensed consolidated statements of earnings were $1.78 billion for the first quarter of 2014, 13% higher than the first quarter of 2013, due to significantly higher revenues in financial advisory, primarily reflecting an increase in client activity in Europe. Revenues in underwriting were essentially unchanged compared with the first quarter of 2013. Revenues in equity underwriting were higher compared with the first quarter of 2013, reflecting higher revenues from private placements and initial public offerings. Revenues in debt underwriting were slightly lower compared with the first quarter of 2013, due to significantly lower revenues from commercial mortgage-related activity compared with a strong first quarter of 2013, partially offset by higher revenues from investment-grade activity.

Goldman Sachs March 2014 Form 10-Q	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment management

During the first quarter of 2014, investment management revenues reflected an operating environment generally characterized by slightly improved asset prices, primarily in fixed income and equity assets, resulting in appreciation in the value of client assets. In addition, the mix of average assets under supervision was essentially unchanged compared with the fourth quarter of 2013. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, investment management revenues would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

Three Months Ended March 2014 versus March 2013. Investment management revenues on the condensed consolidated statements of earnings were $1.50 billion for the first quarter of 2014, 20% higher than the first quarter of 2013, reflecting significantly higher incentive fees driven by a performance fee related to the sale of an investment during the first quarter of 2014, as well as higher management and other fees primarily due to higher average assets under supervision.

Commissions and fees

During the first quarter of 2014, commissions and fees reflected an environment characterized by significantly higher average daily volumes in listed cash equities in Europe, as well as higher average daily volumes in listed cash equities in the United States and Asia compared with the fourth quarter of 2013. In addition, volatility levels in equity markets were generally higher. If market volumes were to decline, commissions and fees would likely be negatively impacted.

Three Months Ended March 2014 versus March 2013. Commissions and fees on the condensed consolidated statements of earnings were $872 million for the first quarter of 2014, 5% higher than the first quarter of 2013, primarily reflecting higher commissions and fees in cash products in Europe. During the first quarter of 2014, our average daily volumes were higher in Europe compared with the first quarter of 2013, consistent with listed European cash equity market volumes.

Market making

“Market making” is comprised of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. Market-making activities are included in our Institutional Client Services segment.

During the first quarter of 2014, market-making revenues reflected an operating environment generally characterized by continued uncertainty around the strength of the global economic recovery and the potential for additional central bank actions across all major regions. As a result, our clients’ risk appetite was subdued and activity levels generally remained low. However, market-making conditions in fixed income products generally improved compared with the fourth quarter of 2013, although market-making conditions in equity products were challenging, particularly in Japan and certain emerging markets as equity prices declined. If macroeconomic concerns continue over the long term, market-making revenues would likely be negatively impacted.

Three Months Ended March 2014 versus March 2013. Market-making revenues on the condensed consolidated statements of earnings were $2.64 billion for the first quarter of 2014, 23% lower than the first quarter of 2013, reflecting significantly lower revenues across most major fixed income and equity products, as well as the sale of a majority stake in our Americas reinsurance business in April 2013. Revenues in commodities were significantly higher compared with the first quarter of 2013.

Other principal transactions

“Other principal transactions” is comprised of revenues (excluding net interest) from our investing activities and the origination of loans to provide financing to clients. In addition, “Other principal transactions” includes revenues related to our consolidated investments. Other principal transactions are included in our Investing & Lending segment.

During the first quarter of 2014, other principal transactions revenues generally reflected company-specific events, including divestitures and pending initial public offerings, as well as strong corporate performance. However, continued concerns about the outlook for the global economy and uncertainty over the impact of financial regulatory reform continue to be meaningful considerations for the global marketplace. If equity markets decline or credit spreads widen, other principal transactions revenues would likely be negatively impacted.

112	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended March 2014 versus March 2013. Other principal transactions revenues on the condensed consolidated statements of earnings were $1.50 billion for the first quarter of 2014, 28% lower than the first quarter of 2013, primarily reflecting a significant decrease in net gains from investments in equity securities, particularly in public equities as movements in global equity prices during the quarter were less favorable compared with the same prior year period. Net gains from debt securities and loans were slightly higher compared with the first quarter of 2013, while revenues related to our consolidated investments were significantly lower, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Net Interest Income

Three Months Ended March 2014 versus March 2013. Net interest income on the condensed consolidated statements of earnings was $1.04 billion for the first quarter of 2014, 12% higher than the first quarter of 2013, primarily due to lower interest expense related to other interest-bearing liabilities and collateralized financings.

See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” in the March 2014 Form 10-Q for further information about our sources of net interest income.

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

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Three Months Ended March
$ in millions	2014	2013
Compensation and benefits	$ 4,011	$ 4,339

Brokerage, clearing, exchange and distribution fees	595	561

Market development	138	141

Communications and technology	200	188

Depreciation and amortization	390	302

Occupancy	210	218

Professional fees	212	246

Insurance reserves [1]	—	127

Other expenses	551	595
Total non-compensation expenses	2,296	2,378
Total operating expenses	$ 6,307	$ 6,717
Total staff at period-end	32,600	32,000

1.

Consists of changes in reserves related to our Americas reinsurance business, including interest credited to policyholder account balances, and expenses related to property catastrophe reinsurance claims. In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

Three Months Ended March 2014 versus March 2013. Operating expenses on the condensed consolidated statements of earnings were $6.31 billion for the first quarter of 2014, 6% lower than the first quarter of 2013. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $4.01 billion for the first quarter of 2014, 8% lower than the first quarter of 2013, reflecting a decrease in net revenues. The ratio of compensation and benefits to net revenues for the first quarter of 2014 was 43.0%, consistent with the first quarter of 2013. Total staff decreased 1% during the first quarter of 2014.

Non-compensation expenses on the condensed consolidated statements of earnings were $2.30 billion for the first quarter of 2014, 3% lower than the first quarter of 2013, due to a decline in insurance reserves, reflecting the sale of our Americas reinsurance business, as well as lower other expenses, primarily due to lower operating expenses related to consolidated investments. These decreases were partially offset by an increase in depreciation and amortization expenses, reflecting $150 million of impairment charges in the first quarter of 2014 related to consolidated investments. The first quarter of 2014 included net provisions for litigation and regulatory proceedings of $115 million compared with $110 million for the first quarter of 2013.

Goldman Sachs March 2014 Form 10-Q	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Provision for Taxes

The effective income tax rate for the first quarter of 2014 was 32.7%, up from the full year tax rate of 31.5% for 2013, primarily due to a decrease in permanent benefits.

The rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired effective December 31, 2013. This change did not have a material impact on our effective tax rate for the three months ended March 2014, and we do not expect it will have a material impact on our effective tax rate for the remainder of 2014. This change may have a material impact on our effective tax rate for 2015 if the expired provisions are not re-enacted.

On March 31, 2014, New York State enacted executive budget legislation for the 2014-2015 fiscal year which makes changes to the income taxation of corporations doing business in New York State. This change did not have a material impact on our effective tax rate for the three months ended March 2014, and we do not expect it will have a material impact on our effective tax rate for the remainder of 2014 or for 2015.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Three Months Ended March
in millions	2014	2013
Investment Banking
Net revenues	$1,779	$1,568

Operating expenses	1,045	1,064
Pre-tax earnings	$734	$504
Institutional Client Services
Net revenues	$4,446	$5,139

Operating expenses	3,094	3,566
Pre-tax earnings	$1,352	$1,573
Investing & Lending
Net revenues	$1,529	$2,068

Operating expenses	892	996
Pre-tax earnings	$637	$1,072
Investment Management
Net revenues	$1,574	$1,315

Operating expenses	1,276	1,090
Pre-tax earnings	$298	$225
Total net revenues	$9,328	$10,090

Total operating expenses	6,307	6,717	[1]
Total pre-tax earnings	$3,021	$3,373

1.

Includes real estate-related exit costs of $1 million that have not been allocated to our segments. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the condensed consolidated statements of earnings.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 25 to the condensed consolidated financial statements for further information about our business segments.

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

114	Goldman Sachs March 2014 Form 10-Q

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended March
in millions	2014	2013
Financial Advisory	$ 682	$ 484

Equity underwriting	437	390

Debt underwriting	660	694
Total Underwriting	1,097	1,084
Total net revenues	1,779	1,568

Operating expenses	1,045	1,064
Pre-tax earnings	$ 734	$ 504

The table below presents our financial advisory and underwriting transaction volumes. 1

	Three Months Ended March
in billions	2014	2013
Announced mergers and acquisitions	$ 152	$ 137

Completed mergers and acquisitions	241	219

Equity and equity-related offerings [2]	20	24

Debt offerings [3]	88	89

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

Three Months Ended March 2014 versus March 2013. Net revenues in Investment Banking were $1.78 billion for the first quarter of 2014, 13% higher than the first quarter of 2013.

Net revenues in Financial Advisory were $682 million, 41% higher than the first quarter of 2013, primarily reflecting an increase in client activity in Europe. Net revenues in Underwriting were $1.10 billion, essentially unchanged compared with the first quarter of 2013. Net revenues in equity underwriting were higher compared with the first quarter of 2013, reflecting higher net revenues from private placements and initial public offerings. Net revenues in debt underwriting were slightly lower compared with the first quarter of 2013, due to significantly lower net revenues from commercial mortgage-related activity compared with a strong first quarter of 2013, partially offset by higher net revenues from investment-grade activity.

During the first quarter of 2014, Investment Banking operated in an environment generally characterized by improved industry-wide debt underwriting activity, particularly in investment-grade offerings, while industry-wide equity underwriting activity declined compared with the fourth quarter of 2013. While industry-wide announced mergers and acquisitions activity increased, industry-wide completed mergers and acquisitions activity was consistent compared with the fourth quarter of 2013. However, macroeconomic concerns could result in lower levels of client activity, which would likely negatively impact net revenues in Investment Banking.

During the first quarter of 2014, our investment banking transaction backlog decreased due to a decrease in estimated net revenues from potential advisory transactions. This decrease was partially offset by an increase in estimated net revenues from potential equity underwriting transactions, particularly in secondary offerings. Estimated net revenues from potential debt underwriting transactions were essentially unchanged compared with the end of 2013.

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

Goldman Sachs March 2014 Form 10-Q	115

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating expenses were $1.05 billion for the first quarter of 2014, 2% lower than the first quarter of 2013. Pre-tax earnings were $734 million in the first quarter of 2014, 46% higher than the first quarter of 2013.

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

See Notes 18 and 27 to the condensed consolidated financial statements for information about exposure to mortgage repurchase requests, mortgage rescissions and mortgage-related litigation.

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended March
in millions	2014	2013
Fixed Income, Currency and Commodities Client Execution	$2,850	$3,217

Equities client execution	416	809	[1]

Commissions and fees	828	793

Securities services	352	320
Total Equities	1,596	1,922
Total net revenues	4,446	5,139

Operating expenses	3,094	3,566
Pre-tax earnings	$1,352	$1,573

1.

Net revenues related to the Americas reinsurance business were $233 million for the three months ended March 2013. In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

Three Months Ended March 2014 versus March 2013. Net revenues in Institutional Client Services were $4.45 billion for the first quarter of 2014, 13% lower than the first quarter of 2013.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $2.85 billion, 11% lower than the first quarter of 2013, reflecting significantly lower net revenues in interest rate products, currencies and mortgages, as well as lower net revenues in credit products. These decreases primarily reflected the impact of a challenging environment during the first quarter of 2014 as low volatility levels resulted in generally low levels of activity. These results were partially offset by significantly higher net revenues in commodities, reflecting more favorable market-making conditions in certain energy products during the first quarter of 2014.

116	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net revenues in Equities were $1.60 billion, 17% lower than the first quarter of 2013. Excluding net revenues of $233 million for the first quarter of 2013 related to our Americas reinsurance business 1, net revenues in Equities were 6% lower than the first quarter of 2013. Net revenues in equities client execution were significantly lower compared with the same prior year period, primarily reflecting the sale of our Americas reinsurance business. In addition, net revenues were significantly lower in both derivatives and, to a lesser extent, cash products. Commissions and fees were slightly higher compared with the first quarter of 2013, primarily reflecting higher commissions and fees in cash products in Europe. During the first quarter of 2014, our average daily volumes were higher in Europe compared with the first quarter of 2013, consistent with listed European cash equity market volumes. Securities services net revenues were higher compared with the first quarter of 2013, reflecting growth in customer balances. During the quarter, Equities experienced challenging market-making conditions, particularly in Japan and certain emerging markets as equity prices declined.

The net gain attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $15 million (all related to Fixed Income, Currency and Commodities Client Execution) for the first quarter of 2014, compared with a net loss of $77 million ($42 million and $35 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first quarter of 2013.

During the first quarter of 2014, Institutional Client Services operated in an environment generally characterized by continued uncertainty around the strength of the global economic recovery and the potential for additional central bank actions across all major regions. As a result, our clients’ risk appetite was subdued and activity levels generally remained low. However, market-making conditions in Fixed Income, Currency and Commodities Client Execution generally improved compared with the fourth quarter of 2013, although Equities experienced challenging market-making conditions, particularly in Japan and certain emerging markets as equity prices declined. If macroeconomic concerns continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely be negatively impacted.

Operating expenses were $3.09 billion for the first quarter of 2014, 13% lower than the first quarter of 2013, primarily due to decreased compensation and benefits expenses, primarily resulting from lower net revenues. In addition, non-compensation expenses were lower as a result of the sale of a majority stake in our Americas reinsurance business in April 2013. Pre-tax earnings were $1.35 billion in the first quarter of 2014, 14% lower than the first quarter of 2013.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended March
in millions	2014	2013
Equity securities	$ 702	$1,127

Debt securities and loans	597	566

Other	230	375
Total net revenues	1,529	2,068

Operating expenses	892	996
Pre-tax earnings	$ 637	$1,072

Three Months Ended March 2014 versus March 2013. Net revenues in Investing & Lending were $1.53 billion for the first quarter of 2014, 26% lower than the first quarter of 2013, primarily reflecting a significant decrease in net gains from investments in equity securities, particularly in public equities as movements in global equity prices during the quarter were less favorable compared with the same prior year period. Net gains and net interest income from debt securities and loans were slightly higher compared with the first quarter of 2013, while other net revenues, related to our consolidated investments, were significantly lower, reflecting a decrease in operating revenues from commodities-related consolidated investments.

1.	In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

Goldman Sachs March 2014 Form 10-Q	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating expenses were $892 million for the first quarter of 2014, 10% lower than the first quarter of 2013, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues, as well as lower operating expenses related to consolidated investments. These decreases were partially offset by higher impairment charges related to consolidated investments. Pre-tax earnings were $637 million in the first quarter of 2014, 41% lower than the first quarter of 2013.

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 40 basis points and 39 basis points for the three months ended March 2014 and March 2013, respectively.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended March
in millions	2014	2013
Management and other fees	$1,152	$1,060

Incentive fees	304	140

Transaction revenues	118	115
Total net revenues	1,574	1,315

Operating expenses	1,276	1,090
Pre-tax earnings	$ 298	$ 225

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel.

	As of
	March		December
in billions	2014	2013	2013	2012
Assets under management	$ 956	$860	$ 919	$ 854

Other client assets	127	108	123	111
Total AUS	$1,083	$968	$1,042	$ 965
Asset Class
Alternative investments [1]	$ 145	$146	$ 142	$ 151

Equity	219	171	208	153

Fixed income	486	415	446	411
Long-term AUS	850	732	796	715

Liquidity products	233	236	246	250
Total AUS	$1,083	$968	$1,042	$ 965
Distribution Channel
Directly distributed:
Institutional	$ 393	$342	$ 363	$ 343

High-net-worth individuals	340	305	330	294

Third-party distributed:
Institutional, high-net-worth individuals and retail	350	321	349	328
Total AUS	$1,083	$968	$1,042	$ 965

1.	Primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

118	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended March
in billions	2014		2013
Balance, beginning of period	$1,042		$965

Net inflows/(outflows)
Alternative investments	2		(5)

Equity	7		4

Fixed income	31		6
Long-term AUS net inflows/(outflows)	40	[1]	5

Liquidity products	(13)		(14)
Total AUS net inflows/(outflows)	27		(9)

Net market appreciation/(depreciation)	14		12
Balance, end of period	$1,083		$968

1.	Includes $8 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business.

The table below presents our average monthly assets under supervision by asset class.

	Average for the Three Months Ended March
in billions	2014	2013
Alternative investments	$ 143	$149

Equity	211	163

Fixed income	465	413
Long-term AUS	819	725

Liquidity products	239	244
Total AUS	$1,058	$969

Three Months Ended March 2014 versus March 2013. Net revenues in Investment Management were $1.57 billion for the first quarter of 2014, 20% higher than the first quarter of 2013, reflecting significantly higher incentive fees driven by a performance fee related to the sale of an investment during the first quarter of 2014, as well as higher management and other fees primarily due to higher average assets under supervision. During the quarter, total assets under supervision increased $41 billion to $1.08 trillion. Long-term assets under supervision increased $54 billion, including net inflows of $40 billion, primarily in fixed income assets (includes $8 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business). Net market appreciation of $14 billion during the quarter was primarily in fixed income and equity assets. Liquidity products decreased $13 billion.

During the first quarter of 2014, Investment Management operated in an environment generally characterized by slightly improved asset prices, primarily in fixed income and equity assets, resulting in appreciation in the value of client assets. In addition, the mix of average assets under supervision was essentially unchanged compared with the fourth quarter of 2013. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, continued concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $1.28 billion for the first quarter of 2014, 17% higher than the first quarter of 2013, primarily due to increased compensation and benefits expenses, primarily resulting from higher net revenues. Pre-tax earnings were $298 million in the first quarter of 2014, 32% higher than the first quarter of 2013.

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

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

See “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K for more information on the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations. In addition, see “Equity Capital — Revised Capital Framework” below and Note 20 to the condensed consolidated financial statements for information about regulatory developments as they relate to our regulatory capital, leverage and liquidity ratios.

Goldman Sachs March 2014 Form 10-Q	119

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

In addition to the prohibition on proprietary trading, the Volcker rule limits the sponsorship of, and investment in, “covered funds” (as defined in the rule) by banking entities, including Group Inc. and its subsidiaries. It also limits certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates as described in “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K. Covered funds include our private equity funds, certain of our credit and real estate funds, and our hedge funds. The limitation on investments in covered funds requires us to reduce our investment in each such fund to 3% or less of the fund’s net asset value, and to reduce our aggregate investment in all such funds to 3% or less of our Tier 1 capital. In anticipation of the final rule, we limited our initial investment in certain new covered funds to 3% of the fund’s net asset value.

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

Although our net revenues from investments in our private equity, credit, real estate and hedge funds may vary from period to period, our aggregate net revenues from these investments were not material to our aggregate total net revenues over the period from 1999 through the first quarter of 2014.

Swap Dealers and Derivatives Regulation. The Dodd-Frank Act also provides for significantly increased regulation of and restrictions on derivative markets, and we have registered certain subsidiaries as “swap dealers” under the U.S. Commodity Futures Trading Commission (CFTC) rules. See “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K for a discussion of the requirements imposed by the Dodd-Frank Act and the status of SEC and CFTC rulemaking, as well as non-U.S. regulation, in this area. The full application of new derivatives rules across different national and regulatory jurisdictions has not yet been fully established.

120	Goldman Sachs March 2014 Form 10-Q

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

Goldman Sachs March 2014 Form 10-Q	121

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

•

Through our capital planning and stress testing process, which incorporates our internally designed stress tests and those required under the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Tests (DFAST) as well as our resolution and recovery planning, we further analyze how we would manage our balance sheet and risks through the duration of a severe crisis, and we develop plans to access funding, generate liquidity, and/or redeploy or issue equity capital, as appropriate.

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

122	Goldman Sachs March 2014 Form 10-Q

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

	As of
in millions	March 2014	December 2013
Excess liquidity (Global Core Excess)	$174,994	$184,070

Other cash	6,653	5,793
Excess liquidity and cash	181,647	189,863

Secured client financing	266,719	263,386

Inventory	241,316	255,534

Secured financing agreements	89,185	79,635

Receivables	47,641	39,557
Institutional Client Services	378,142	374,726

Public equity	4,297	4,308

Private equity	17,268	16,236

Debt [1]	23,665	23,274

Receivables and other [2]	20,475	17,205
Investing & Lending	65,705	61,023
Total inventory and related assets	443,847	435,749

Other assets	23,452	22,509
Total assets	$915,665	$911,507

1.

Includes $15.44 billion and $15.76 billion as of March 2014 and December 2013, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value.

2.

Includes $17.94 billion and $14.90 billion as of March 2014 and December 2013, respectively, related to loans held for investment that are accounted for at amortized cost, net of estimated uncollectible amounts. Such loans are primarily comprised of corporate loans and loans to private wealth management clients.

Goldman Sachs March 2014 Form 10-Q	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet. In the tables below, total assets for Institutional Client Services and Investing & Lending represent the inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the condensed consolidated financial statements because total assets disclosed in Note 25 include allocations of our excess liquidity and cash, secured client financing and other assets.

	As of March 2014
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 58,858		$ —	$ —	$ —	$ —	$ 58,858

Cash and securities segregated for regulatory and other purposes	—		60,180	—	—	—	60,180

Securities purchased under agreements to resell and federal funds sold	68,073		33,322	33,004	634	—	135,033

Securities borrowed	9,561		124,993	56,181	—	—	190,735

Receivables from brokers, dealers and clearing organizations	—		7,599	20,685	1	—	28,285

Receivables from customers and counterparties	—		40,625	26,956	19,008	—	86,589

Financial instruments owned, at fair value	45,155		—	241,316	46,062	—	332,533

Other assets	—		—	—	—	23,452	23,452
Total assets	$181,647		$266,719	$378,142	$65,705	$23,452	$915,665

	As of December 2013
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 61,133		$ —	$ —	$ —	$ —	$ 61,133

Cash and securities segregated for regulatory and other purposes	—		49,671	—	—	—	49,671

Securities purchased under agreements to resell and federal funds sold	64,595		61,510	35,081	546	—	161,732

Securities borrowed	25,113		94,899	44,554	—	—	164,566

Receivables from brokers, dealers and clearing organizations	—		6,650	17,098	92	—	23,840

Receivables from customers and counterparties	—		50,656	22,459	15,820	—	88,935

Financial instruments owned, at fair value	39,022		—	255,534	44,565	—	339,121

Other assets	—		—	—	—	22,509	22,509
Total assets	$189,863		$263,386	$374,726	$61,023	$22,509	$911,507

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

124	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of March 2014, total assets on our condensed consolidated statements of financial condition were $915.67 billion, an increase of $4.16 billion from December 2013. Securities borrowed and cash and securities segregated for regulatory and other purposes increased by $26.17 billion and $10.51 billion, respectively, primarily due to firm and client activity. These increases were partially offset by a decrease in securities purchased under agreements to resell and federal funds sold of $26.70 billion, primarily due to decreased client activity, and a decrease in financial instruments owned, at fair value of $6.59 billion, principally due to a decrease in equities and convertible debentures, partially offset by an increase in U.S. government and federal agency obligations.

As of March 2014, total liabilities on our condensed consolidated statements of financial condition were $836.57 billion, an increase of $3.53 billion from December 2013. Payables to customers and counterparties and payables to brokers, dealers and clearing organizations increased by $14.44 billion and $9.21 billion, respectively, primarily due to client activity and unsecured long-term borrowings increased by $4.66 billion. These increases were partially offset by a decrease in securities sold under agreements to repurchase, at fair value of $26.04 billion, primarily due to client and firm financing activities.

As of March 2014 and December 2013, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $138.74 billion and $164.78 billion, respectively, which were 11% lower and 5% higher, respectively, compared with the daily average amount of repurchase agreements over the respective quarters. As of March 2014, the decrease in our repurchase agreements relative to the daily average during the quarter was due to a decrease in client and firm financing activity at the end of the quarter. This decrease was consistent with the decrease in our securities purchased under agreements to resell relative to the daily average during the quarter. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information on our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	March 2014	December 2013
Total assets	$915,665	$911,507

Unsecured long-term borrowings	$165,627	$160,965

Total shareholders’ equity	$ 79,099	$ 78,467

Leverage ratio	11.6x	11.6x

Debt to equity ratio	2.1x	2.1x

Leverage ratio. The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt the firm is using to finance assets. This ratio is different from the Tier 1 leverage ratio included in Note 20 to the condensed consolidated financial statements.

Debt to equity ratio. The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

Goldman Sachs March 2014 Form 10-Q	125

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

We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis especially during times of market stress. Substantially all of our secured funding, excluding funding collateralized by liquid government obligations, is executed for tenors of one month or greater. Assets that may be harder to fund on a secured basis during times of market stress include certain financial instruments in the following categories: mortgage and other asset-backed loans and securities, non-investment grade corporate debt securities, equities and convertible debentures and emerging market securities. Assets that are classified as level 3 in the fair value hierarchy are generally funded on an unsecured basis. See Notes 5 and 6 to the condensed consolidated financial statements for further information about the classification of financial instruments in the fair value hierarchy and “— Unsecured Long-Term Borrowings” below for further information about the use of unsecured long-term borrowings as a source of funding.

126	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 120 days as of March 2014.

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

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCE. We issue in different tenors, currencies and products to maximize the diversification of our investor base. The chart below presents our quarterly unsecured long-term borrowings maturity profile through the first quarter of 2020 as of March 2014.

Goldman Sachs March 2014 Form 10-Q	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The weighted average maturity of our unsecured long-term borrowings as of March 2014 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

Deposits. As part of our efforts to diversify our funding base, we raise deposits mainly through GS Bank USA and Goldman Sachs International Bank (GSIB). The tables below present the type and sources of our deposits.

	As of March 2014
	Type of Deposit
in millions	Savings and Demand [1]	Time [2]
Private bank deposits [3]	$31,323	$ 344

Certificates of deposit	—	20,261

Deposit sweep programs [4]	14,754	—

Institutional	36	4,739
Total [5]	$46,113	$25,344

	As of December 2013
	Type of Deposit
in millions	Savings and Demand [1]	Time [2]
Private bank deposits [3]	$30,475	$ 212

Certificates of deposit	—	19,709

Deposit sweep programs [4]	15,511	—

Institutional	33	4,867
Total [5]	$46,019	$24,788

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity of approximately three years as of March 2014 and December 2013.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Represents long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

5.	Deposits insured by the FDIC as of March 2014 and December 2013 were approximately $40.63 billion and $41.22 billion, respectively.

Unsecured Short-Term Borrowings. A significant portion of our short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We issue hybrid financial instruments, commercial paper and promissory notes.

As of March 2014 and December 2013, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $46.39 billion and $44.69 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

128	Goldman Sachs March 2014 Form 10-Q

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

As of March 2014, our total shareholders’ equity was $79.10 billion (consisting of common shareholders’ equity of $71.90 billion and preferred stock of $7.20 billion). As of December 2013, our total shareholders’ equity was $78.47 billion (consisting of common shareholders’ equity of $71.27 billion and preferred stock of $7.20 billion). See “— Consolidated Regulatory Capital” below for information regarding the impact of regulatory developments.

The table below presents information on our shareholders’ equity and book value per common share, including the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of
in millions, except per share amounts	March 2014	December 2013
Total shareholders’ equity	$79,099	$78,467

Deduct: Preferred stock	(7,200)	(7,200)
Common shareholders’ equity	71,899	71,267

Deduct: Goodwill and identifiable intangible assets	(4,486)	(4,376)
Tangible common shareholders’ equity	$67,413	$66,891
Book value per common share	$154.69	$152.48

Tangible book value per common share	145.04	143.11

In the table above:

•

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 464.8 million and 467.4 million as of March 2014 and December 2013, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Equity Capital Management

We determine the appropriate level and composition of our equity capital by considering multiple factors including our current and future consolidated regulatory capital requirements, the results of our capital planning and stress testing process and other factors such as rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets, and assessments of potential future losses due to adverse changes in our business and market environments. Our capital planning and stress testing process incorporates our internally designed stress tests and those required under CCAR and DFAST rules, and is also designed to identify and measure material risks associated with our business activities, including market risk, credit risk and operational risk. We project sources and uses of capital given a range of business environments, including stressed conditions. In addition, as part of our comprehensive capital management policy, we maintain a contingency capital plan that provides a framework for analyzing and responding to an actual or perceived capital shortfall.

We principally manage the level and composition of our equity capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts, and other subordinated debt or other forms of capital as business conditions warrant and subject to approval of the Federal Reserve Board. We manage our capital requirements and the levels of our capital usage principally by setting limits on balance sheet assets and/or limits on risk, in each case both at the consolidated and business levels. See Notes 16 and 19 to the condensed consolidated financial statements for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Goldman Sachs March 2014 Form 10-Q	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Share Repurchase Program. We seek to use our share repurchase program to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock.

As of March 2014, under the share repurchase program approved by the Board of Directors of Group Inc. (Board), we can repurchase up to 46.9 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 19 to the condensed consolidated financial statements for additional information about our repurchase program and see below for information about the annual CCAR.

Capital Planning and Stress Testing Process. Our capital planning and stress testing process incorporates our internally designed stress tests and those required under CCAR and DFAST. The process is designed to identify and measure material risks associated with our business activities. We also attribute capital usage to each of our businesses and maintain a contingency capital plan.

As required by the Federal Reserve Board’s annual CCAR rules, U.S. bank holding companies with total consolidated assets of $50 billion or greater submit capital plans for review by the Federal Reserve Board. The purpose of the Federal Reserve Board’s review is to ensure that these institutions have a robust, forward-looking capital planning process that accounts for their unique risks and that permits continued operations during times of economic and financial stress.

The Federal Reserve Board evaluates a bank holding company based, in part, on whether it has the capital necessary to continue operating under the baseline and stress scenarios provided by the Federal Reserve Board and under the scenarios developed by the bank holding company. This evaluation also takes into account a bank holding company’s process for identifying risk, its controls and governance for capital planning, and its guidelines for making capital planning decisions. In addition, as part of its review, the Federal Reserve Board evaluates a bank holding company’s plan to make capital distributions (i.e., dividend payments, repurchases or redemptions of stock, subordinated debt or other capital securities) across a range of macroeconomic scenarios and firm-specific assumptions. The Federal Reserve Board also evaluates a bank holding company’s plan to issue capital.

In addition, the DFAST rules require us to conduct stress tests on a semi-annual basis and publish a summary of certain results. The annual DFAST submission is incorporated into the CCAR submission. The Federal Reserve Board also conducts its own annual stress tests and publishes a summary of certain results.

We submitted our initial 2014 CCAR to the Federal Reserve Board in January 2014 and, based on the Federal Reserve Board feedback, we submitted revised capital actions in March 2014. The Federal Reserve Board informed us that it did not object to our revised capital actions, including the repurchase of outstanding common stock, a potential increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities through the first quarter of 2015. We also published a summary of our annual DFAST results in March 2014.

In addition, the rules adopted by the Federal Reserve Board under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its annual DFAST stress results to the Federal Reserve in January 2014 and published a summary of its results in March 2014.

130	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Stress Testing. Our stress testing process incorporates an internal capital adequacy assessment with the objective of ensuring that the firm is appropriately capitalized relative to the risks in our business. As part of our assessment, we project sources and uses of capital given a range of business environments, including stressed conditions. Our stress scenarios incorporate our internally designed stress tests and those required under CCAR and DFAST rules and are designed to capture our specific vulnerabilities and risks and to analyze whether the firm holds an appropriate amount of capital. Our goal is to hold sufficient capital to ensure we remain adequately capitalized after experiencing a severe stress event. Our assessment of capital adequacy is viewed in tandem with our assessment of liquidity adequacy and is integrated into the overall risk management structure, governance and policy framework of the firm. We provide additional information about our stress test processes and a summary of the results on our web site as described under “Available Information” below.

•

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

•

Capital Attribution. We attribute capital usage to each of our businesses based upon regulatory capital requirements as well as our internal risk-based capital assessment. We manage the levels of our capital usage based upon balance sheet and risk limits.

•

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

Rating Agency Guidelines. The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of the firm’s senior unsecured obligations. Goldman, Sachs & Co. (GS&Co.), GSI and GSIB have been assigned long- and short-term issuer ratings by certain credit rating agencies. GS Bank USA has also been assigned long- and short-term issuer ratings, as well as ratings on its long-term and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.

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

Goldman Sachs March 2014 Form 10-Q	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Consolidated Regulatory Capital

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999. As a bank holding company, we are subject to consolidated risk-based regulatory capital requirements. Beginning January 1, 2014, the firm was subject to the Revised Capital Framework described below. During 2013, the firm was subject to the Federal Reserve Board’s regulations based on the Basel I Capital Accord of the Basel Committee (Basel I), inclusive of the revised market risk regulatory capital requirements, which became effective on January 1, 2013.

See Note 20 to the condensed consolidated financial statements for additional information about the Revised Capital Framework, the firm’s current regulatory capital requirements and ratios. Also see “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K for additional information about our regulatory requirements.

Revised Capital Framework

During 2013, the U.S. federal bank regulatory agencies (Agencies) approved revised risk-based capital and leverage ratio regulations establishing a new comprehensive capital framework for U.S. banking organizations (Revised Capital Framework) which became effective for the firm beginning January 1, 2014. These regulations are largely based on the Basel Committee’s December 2010 final capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act.

Under the Revised Capital Framework, Group Inc. is an “Advanced approach” banking organization. See Note 20 to the condensed consolidated financial statements for further information about the Revised Capital Framework, including the transitional arrangements related to new deductions from Common Equity Tier 1 (CET1).

Risk-Weighted Assets

Risk-weighted assets (RWAs) under the Federal Reserve Board’s risk-based capital requirements are calculated based on measures of credit risk and market risk. See Note 20 to the condensed consolidated financial statements for additional information about the firm’s current RWAs. We provide additional information about regulatory VaR, stressed VaR, incremental risk, comprehensive risk and the standardized measurement method for specific risk on our web site as described under “Available Information” below.

In February 2014, the Federal Reserve Board informed us that we completed a satisfactory “parallel run,” as required of Advanced approach banking organizations under the Revised Capital Framework, and therefore changes to the calculation of RWAs will take effect beginning with the second quarter of 2014. Accordingly, the calculation of RWAs in future quarters will be based on the following:

•

During the remaining quarters of 2014 — the higher of RWAs computed under the Basel III Advanced approach or under Basel I, inclusive of the revised market risk capital requirements, adjusted for certain items related to capital deductions under the previous framework and for the phase-in of new capital deductions (Basel I Adjusted); and

•	Beginning in the first quarter of 2015 — the higher of RWAs computed under the Basel III Advanced or Standardized approach.

The primary difference between the Standardized approach and the Basel III Advanced approach is that the Standardized approach utilizes prescribed risk-weightings and does not contemplate the use of internal models to compute exposure for credit risk on derivatives and securities financing transactions, whereas the Basel III Advanced approach permits the use of such models, subject to supervisory approval. In addition, RWAs under the Standardized approach depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity), rather than on assessments of each counterparty’s creditworthiness. Furthermore, the Standardized approach does not include a capital requirement for operational risk. RWAs for market risk under both the Standardized and Basel III Advanced approaches are based on the Federal Reserve Board’s revised market risk regulatory capital requirements.

132	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We also attribute RWAs to our business segments. As of March 2014, approximately 75% of RWAs were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment.

Transitional Capital Ratios

The following table presents our ratio of CET1 to RWAs calculated under the Basel III Advanced approach and the Standardized approach reflecting the transitional provisions that became effective January 1, 2014.

	As of
$ in millions	March 2014	December 2013
Common shareholders’ equity	$ 71,899	$ 71,267

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,953)	(2,931)

Deductions for investments in nonconsolidated financial institutions	(1,818)	(1,792)

Other adjustments	287	360
CET1	$ 67,415	$ 66,904
Basel III Advanced RWAs	$595,319	$590,371
Basel III Advanced CET1 ratio	11.3%	11.3%
Standardized RWAs	$620,603	$629,268
Standardized CET1 ratio	10.9%	10.6%

We believe that the ratios in the above table are meaningful because they are measures that we, our regulators and investors use to assess capital adequacy. The Basel III Advanced CET1 transitional ratio as of December 2013 and the Standardized CET1 transitional ratios as of both March 2014 and December 2013 are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies (as of those dates). The Basel III Advanced CET1 transitional ratio became a formal regulatory measure for the firm on April 1, 2014.

In the table above:

•

The deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities represents goodwill of $3.71 billion as of March 2014 and December 2013 and identifiable intangible assets of $156 million (20% of $780 million) and $134 million (20% of $671 million) as of March 2014 and December 2013, respectively, net of associated deferred tax liabilities of $909 million and $908 million as of March 2014 and December 2013, respectively. The remainder of the deduction of identifiable intangible assets will be phased in at a rate of 20% per year from 2015 to 2018. Identifiable intangible assets that are not deducted during the transitional period are risk weighted.

•

The deduction for investments in nonconsolidated financial institutions represents the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. As of both March 2014 and December 2013, 20% of the deduction was reflected (calculated based on transitional thresholds). The remainder of this deduction will be phased in at a rate of 20% per year from 2015 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

Other adjustments primarily include accumulated other comprehensive loss, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, and disallowed deferred tax assets. As of both March 2014 and December 2013, 20% of the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, and disallowed deferred tax assets were included in CET1. The remainder of these deductions will be phased into CET1 at a rate of 20% per year from 2015 to 2018.

These ratios are based on our current interpretation, expectations and understanding of the Revised Capital Framework and may evolve as we discuss its interpretation and application with our regulators.

Goldman Sachs March 2014 Form 10-Q	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The following table presents our ratio of CET1 to RWAs calculated under the Basel III Advanced approach and the Standardized approach on a fully phased-in basis.

	As of
$ in millions	March 2014	December 2013
Common shareholders’ equity	$ 71,899	$ 71,267

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,577)	(3,468)

Deductions for investments in nonconsolidated financial institutions	(9,278)	(9,091)

Other adjustments	(972)	(489)
CET1	$ 58,072	$ 58,219
Basel III Advanced RWAs	$597,406	$594,662
Basel III Advanced CET1 ratio	9.7%	9.8%
Standardized RWAs	$624,188	$635,092
Standardized CET1 ratio	9.3%	9.2%

We believe that the ratios in the above table are meaningful because they are measures that we, our regulators and investors use to assess capital adequacy. The fully phased-in Basel III Advanced CET1 ratios and Standardized CET1 ratios are non-GAAP measures as of both March 2014 and December 2013 and may not be comparable to similar non-GAAP measures used by other companies (as of those dates).

In the table above:

•

The deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities represents goodwill ($3.71 billion as of both March 2014 and December 2013) and identifiable intangible assets ($780 million and $671 million as of March 2014 and December 2013, respectively) net of associated deferred tax liabilities ($909 million and $908 million as of March 2014 and December 2013, respectively).

•

The deduction for investments in nonconsolidated financial institutions represents the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds.

•

Other adjustments primarily include the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, and disallowed deferred tax assets, credit valuation adjustments on derivative liabilities and debt valuation adjustments, as well as other required credit risk-based deductions.

These estimated ratios are based on our current interpretation, expectations and understanding of the Revised Capital Framework and may evolve as we discuss its interpretation and application with our regulators.

134	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Minimum Capital Ratios and Capital Buffers

The table below presents the minimum capital ratios currently applicable under the Revised Capital Framework.

March 2014 Minimum Ratio
CET1 ratio	4.0%

Tier 1 capital ratio	5.5%

Total capital ratio	8.0%

Tier 1 leverage ratio [1]	4.0%

1.

Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

Under the Revised Capital Framework, on January 1, 2015 the minimum CET1 ratio will increase from 4.0% to 4.5% and the minimum Tier 1 capital ratio will increase from 5.5% to 6.0%. In addition, these minimum ratios will be supplemented by a new capital conservation buffer that phases in, beginning January 1, 2016, in increments of 0.625% per year until it reaches 2.5% on January 1, 2019.

The Revised Capital Framework also introduces a new counter-cyclical capital buffer, to be imposed in the event that national supervisors deem it necessary in order to counteract excessive credit growth.

These buffers may be supplemented in the future by an additional amount required for Global Systemically Important Banks (G-SIBs). The required amount of additional CET1 for these institutions will initially range from 1% to 2.5% and could be higher in the future for a banking institution that increases its systemic footprint (e.g., by increasing total assets). In November 2013, the Financial Stability Board (established at the direction of the leaders of the Group of 20) indicated that, based on our 2012 financial data, we would be required to hold an additional 1.5% of CET1 as a G-SIB. The final determination of the amount of additional CET1 that we will be required to hold will initially be based on our 2013 financial data and the manner and timing of the U.S. banking regulators’ implementation of the Basel Committee’s methodology. The Basel Committee indicated that G-SIBs will be required to meet the capital surcharges on a phased-in basis beginning in 2016 through 2019.

Supplementary Leverage Ratio

The Revised Capital Framework will introduce a new supplementary leverage ratio for Advanced approach banking organizations. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as the sum of the firm’s assets less certain deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments. The Revised Capital Framework requires a minimum supplementary leverage ratio of 5.0% (comprised of the minimum requirement of 3.0% plus a 2.0% buffer) for U.S. banks deemed to be G-SIBs, effective January 1, 2018, but with disclosure required beginning in the first quarter of 2015. As of March 2014, our supplementary leverage ratio based upon the Revised Capital Framework was approximately 5%.

In April 2014, the Agencies proposed to further revise the definition of the leverage exposure measure (April 2014 proposal) in order to more closely align it to the updated definition of leverage established by the Basel Committee in January 2014. As of March 2014, our supplementary leverage ratio (reflecting the April 2014 proposal) on a fully phased-in basis was 4.2%, including Tier 1 capital on a fully phased-in basis of approximately $64.88 billion (CET1 of $58.07 billion plus perpetual non-cumulative preferred stock of $7.20 billion less other adjustments of $395 million) divided by total leverage exposure of $1.56 trillion (total average assets of $928 billion plus adjustments of $628 billion, primarily comprised of off-balance sheet exposure related to derivatives, commitments and guarantees).

Our supplementary leverage ratio (reflecting the April 2014 proposal), including the capital impact of reducing the firm’s fund investments to comply with the Volcker Rule, was 4.7% as of March 2014, including Tier 1 capital of $74.52 billion (Tier 1 capital on a fully phased-in basis of $64.88 billion adjusted for the estimated capital impact of reducing fund investments to comply with the Volcker rule of $9.64 billion) divided by total leverage exposure of $1.57 trillion (total average assets of $928 billion plus adjustments of $637 billion, primarily comprised of off-balance sheet exposure related to derivatives, commitments and guarantees and an estimated adjustment for the impact of reducing fund investments to comply with the Volcker Rule).

We believe that the supplementary leverage ratios are meaningful because they are measures that we, our regulators and investors use to assess capital adequacy. The supplementary leverage ratios are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies.

Goldman Sachs March 2014 Form 10-Q	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

These estimated supplementary leverage ratios are based on our current interpretation, expectations and understanding of the April 2014 proposal and may evolve as we discuss its interpretation and application with our regulators.

Other Developments

The Basel Committee has recently issued several updates and consultative papers which propose further changes to capital regulations. In particular, it has finalized a revised standard approach for calculating RWAs for counterparty credit risk on derivatives exposures (“Standardized Approach for measuring Counterparty Credit Risk exposures,” known as “SA-CCR”). In addition, it has published guidelines for measuring and controlling large exposures (“Supervisory Framework for measuring and controlling Large Exposures”). The Basel Committee has also issued consultation papers on a “Fundamental Review of the Trading Book” and “Revisions to the Securitization Framework.” The impact of all of these developments on the firm (including RWAs and regulatory capital ratios) will not be known with certainty until after any resulting rules are finalized by the Agencies.

The European Union (EU) finalized legislation to implement Basel III, which became effective on January 1, 2014. The Dodd-Frank Act, other reform initiatives proposed and announced by the Agencies, the Basel Committee, and other governmental entities and regulators (including the EU and the U.K.’s Prudential Regulation Authority and the Financial Conduct Authority (FCA)) are not in all cases consistent with one another, which adds further uncertainty to the firm’s future capital, leverage and liquidity requirements, and those of the firm’s subsidiaries.

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

GS Bank USA. GS Bank USA is subject to minimum capital requirements that are calculated in a manner similar to those applicable to bank holding companies and computes its risk-based capital ratios in accordance with the regulatory capital requirements applicable to state member banks, which, as of January 1, 2014, were based on the Revised Capital Framework and, as of December 2013, were based on Basel I, inclusive of the revised market risk regulatory capital requirements, as implemented by the Federal Reserve Board. The capital regulations also include requirements with respect to leverage.

GS Bank USA’s capital levels and prompt corrective action classification are subject to qualitative judgments by its regulators about components of capital, risk weightings and other factors.

As of January 2015, the minimum CET1 ratio for GS Bank USA will increase from 4.0% to 4.5%. In addition, the Revised Capital Framework changes the standards for “well-capitalized” status under prompt corrective action regulations by, among other things, introducing a CET1 ratio requirement of 6.5% and increasing the Tier 1 capital ratio requirement from 6.0% to 8.0%.

GS Bank USA has also been informed by the Federal Reserve Board that it has completed a satisfactory parallel run, as required of Advanced approach banking organizations, and therefore changes to its calculations of RWAs will take effect beginning with the second quarter of 2014.

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

136	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In addition, under Federal Reserve Board rules finalized in April 2014, commencing January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater, though the definition of leverage used for this ratio may change prior to 2018, as described above. As of March 2014, GS Bank USA’s supplementary leverage ratio (reflecting the April 2014 proposal) on a fully phased-in basis was 5.6%. This estimated supplementary leverage ratio is based on our current interpretation, expectations and understanding of the April 2014 proposal and may evolve as we discuss its interpretation and application with our regulators.

See Note 20 to the condensed consolidated financial statements for further information about the Revised Capital Framework as it relates to GS Bank USA.

GSI. Our regulated U.K. broker-dealer, GSI, is one of the firm’s principal non-U.S. regulated subsidiaries and is regulated by the PRA and the FCA. Effective January 1, 2014, GSI became subject to capital regulations which are largely based on Basel III and which, similar to the Revised Capital Framework, also introduce leverage ratio reporting requirements in the future. As of March 2014, GSI had a CET1 ratio of 8.5%, a Tier 1 capital ratio of 8.5% and a Total capital ratio of 11.3%. Under PRA rules, as of March 2014, GSI is required to maintain a minimum CET1 ratio of 4.0%, Tier 1 capital ratio of 5.5%, and Total capital ratio of 8.0%. In January 2015, the minimum CET1 ratio requirement will increase to 4.5%, and the minimum Tier 1 capital ratio requirement will increase to 6.0%. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above. As of December 2013, GSI was subject to capital regulations, which were based on the Basel Committee’s June 2006 Framework (Basel II) as modified by the Basel Committee’s February 2011 Revisions to the Basel II market risk framework and as implemented in the European Union through the Capital Requirements Directives. As of December 2013, GSI had a Tier 1 capital ratio of 14.4% and a Total capital ratio of 18.5%.

Other Subsidiaries. We expect that the capital requirements of several of our subsidiaries are likely to increase in the future due to the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators. See Note 20 to the condensed consolidated financial statements for information about the capital requirements of our other regulated subsidiaries.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of March 2014 and December 2013, Group Inc.’s equity investment in subsidiaries was $75.01 billion and $73.39 billion, respectively, compared with its total shareholders’ equity of $79.10 billion and $78.47 billion, respectively.

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

Goldman Sachs March 2014 Form 10-Q	137

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

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in the March 2014 Form 10-Q. In addition, see Note 3 to the condensed consolidated financial statements for a discussion of our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the condensed consolidated financial statements.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Guarantees	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Derivatives	See “Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the condensed consolidated financial statements.

138	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our unsecured long-term borrowings, secured long-term financings, time deposits and contractual interest payments, all of which are included in our condensed consolidated statements of financial condition. Our obligations to make future cash payments also include certain off-balance-sheet contractual obligations such as purchase obligations, minimum rental payments under noncancelable leases and commitments and guarantees. The table below presents our contractual obligations, commitments and guarantees as of March 2014.

in millions	Remainder of 2014	2015- 2016	2017- 2018	2019- Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits	$ –	$ 5,171	$ 5,169	$ 5,200	$ 15,540

Secured long-term financings [1]	–	4,634	1,163	1,075	6,872

Unsecured long-term borrowings	–	37,218	44,600	83,809	165,627

Contractual interest payments	4,667	12,974	9,865	35,050	62,556

Subordinated liabilities issued by consolidated VIEs	52	–	–	407	459

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	10,842	25,567	41,416	19,658	97,483

Contingent and forward starting resale and securities borrowing agreements	59,016	3	36	–	59,055

Forward starting repurchase and secured lending agreements	12,822	–	–	–	12,822

Letters of credit	254	201	10	5	470

Investment commitments [2]	1,377	4,208	99	313	5,997

Other commitments	3,928	118	54	65	4,165

Minimum rental payments	279	630	501	1,193	2,603

Derivative guarantees	367,991	285,788	39,355	66,354	759,488

Securities lending indemnifications	33,101	–	–	–	33,101

Other financial guarantees	1,221	547	1,338	1,256	4,362

1.	The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected exceeded the related fair value by $83 million.

2.

$4.34 billion of commitments to covered funds (as defined by the Volcker Rule) are included in the remainder of 2014 and 2015-2016 columns. We expect that substantially all of these commitments will not be called.

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

•

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded. See Note 24 to the condensed consolidated financial statements for further information about our unrecognized tax benefits.

•

Unsecured long-term borrowings includes $7.35 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal-protected) for which the fair value option was elected exceeded the related fair value by $224 million.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of March 2014. Includes stated coupons, if any, on structured notes.

Goldman Sachs March 2014 Form 10-Q	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See Notes 15 and 18 to the condensed consolidated financial statements for further information about our short-term borrowings and commitments and guarantees, respectively.

As of March 2014, our unsecured long-term borrowings were $165.63 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

As of March 2014, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $2.60 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three months ended March 2014, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

140	Goldman Sachs March 2014 Form 10-Q

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

Goldman Sachs March 2014 Form 10-Q	141

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

142	Goldman Sachs March 2014 Form 10-Q

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

Firmwide Client and Business Standards Committee. The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, is chaired by the firm’s president and chief operating officer, and reports to the Management Committee. This committee also has responsibility for overseeing recommendations of the Business Standards Committee. This committee periodically updates and receives guidance from the Public Responsibilities Subcommittee of the Corporate Governance, Nominating and Public Responsibilities Committee of the Board. This committee has established the following risk-related committees that report to it:

Goldman Sachs March 2014 Form 10-Q	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by the firm’s head of operations/chief operating officer for Europe, Middle East and Africa (EMEA) and the chief administrative officer of our Investment Management Division, who are appointed by the Firmwide Client and Business Standards Committee chairperson.

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

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of the firm’s financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by the firm’s chief financial officer and a senior managing director from the firm’s executive office, and reports to the Management Committee. The following committees report to the Firmwide Risk Committee. The chairperson of the Securities Division Risk Committee is appointed by the chairpersons of the Firmwide Risk Committee; the chairpersons of the Credit Policy and Firmwide Operational Risk Committees are appointed by the firm’s chief risk officer; and the chairpersons of the Firmwide Finance Committee and the Firmwide Technology Risk Committee are appointed by the Firmwide Risk Committee.

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

•

Firmwide Technology Risk Committee. The Firmwide Technology Risk Committee reviews matters related to the design, development, deployment and use of technology. This committee oversees technology risk management frameworks and methodologies, and monitors their effectiveness. This committee is co-chaired by the firm’s chief information officer and the head of Global Investment Research.

144	Goldman Sachs March 2014 Form 10-Q

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

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of the firm’s capital. This committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the firm’s global treasurer and the head of credit finance for EMEA who are appointed by the Firmwide Risk Committee chairpersons.

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

Goldman Sachs March 2014 Form 10-Q	145

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

As of March 2014 and December 2013, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $174.99 billion and $184.07 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both March 2014 and December 2013 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
in millions	Three Months Ended March 2014	Year Ended December 2013
U.S. dollar-denominated	$135,117	$136,824

Non-U.S. dollar-denominated	45,839	45,826
Total	$180,956	$182,650

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

146	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of our GCE by asset class.

	Average for the
in millions	Three Months Ended March 2014	Year Ended December 2013
Overnight cash deposits	$ 63,149	$ 61,265

U.S. government obligations	65,213	76,019

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	8,886	2,551

German, French, Japanese and United Kingdom government obligations	43,708	42,815
Total	$180,956	$182,650

Our GCE is held by Group Inc. and our major broker-dealer and bank subsidiaries, as presented in the table below.

	Average for the
in millions	Three Months Ended March 2014	Year Ended December 2013
Group Inc.	$ 36,587	$ 29,752

Major broker-dealer subsidiaries	91,922	93,103

Major bank subsidiaries	52,447	59,795
Total	$180,956	$182,650

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

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

We maintain our GCE to enable us to meet current and potential liquidity requirements of our parent company, Group Inc., and its subsidiaries. The Modeled Liquidity Outflow incorporates a consolidated requirement for the firm as well as a standalone requirement for each of our major broker-dealer and bank subsidiaries. Liquidity held directly in each of these major subsidiaries is intended for use only by that subsidiary to meet its liquidity requirements and is assumed not to be available to Group Inc. unless (i) legally provided for and (ii) there are no additional regulatory, tax or other restrictions. In addition, the Modeled Liquidity Outflow also incorporates a broader assessment of standalone liquidity requirements for other subsidiaries and we hold a portion of our GCE directly at Group Inc. to support such requirements. In addition to the GCE, we maintain operating cash balances in several of our other operating entities, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $84.65 billion for the three months ended March 2014 and $90.77 billion for the year ended December 2013. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in our Modeled Liquidity Outflow.

Goldman Sachs March 2014 Form 10-Q	147

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

148	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Exchange-Traded and OTC-cleared Derivatives

•	Contingent: Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded and OTC-cleared derivatives.

•	Contingent: An increase in initial margin and guaranty fund requirements by derivative clearing houses.

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

Our goal is to ensure that the firm maintains sufficient liquidity to fund its assets and meet its contractual and contingent obligations in normal times as well as during periods of market stress. Through our dynamic balance sheet management process, we use actual and projected asset balances to determine secured and unsecured funding requirements. Funding plans are reviewed and approved by the Firmwide Finance Committee on a quarterly basis. In addition, senior managers in our independent control and support functions regularly analyze, and the Firmwide Finance Committee reviews, our consolidated total capital position (unsecured long-term borrowings plus total shareholders’ equity) so that we maintain a level of long-term funding that is sufficient to meet our long-term financing requirements. In a liquidity crisis, we would first use our GCE in order to avoid reliance on asset sales (other than our GCE). However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis.

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

Goldman Sachs March 2014 Form 10-Q	149

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2014, Group Inc. had $31.89 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $26.69 billion invested in GSI, a regulated U.K. broker-dealer; $2.26 billion invested in GSEC, a U.S. registered broker-dealer; $3.06 billion invested in GSJCL, a regulated Japanese broker-dealer; $20.38 billion invested in GS Bank USA, a regulated New York State-chartered bank.; and $3.51 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $80.62 billion of unsubordinated loans and $8.70 billion of collateral to these entities, substantially all of which was to GS&Co., GSI and GS Bank USA, as of March 2014. In addition, as of March 2014, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

The firm will continue to evaluate the impact to our risk management framework going forward. While the principles behind the new frameworks proposed by the Basel Committee and the Agencies are broadly consistent with our current liquidity management framework, it is possible that the implementation of these standards could impact our liquidity and funding requirements and practices. Our current estimate of the liquidity coverage ratio exceeds the fully phased-in minimum requirement, however this estimate is based on our current interpretation, expectations and understanding of the new frameworks and may evolve as we discuss their interpretation and application with our regulators.

150	Goldman Sachs March 2014 Form 10-Q

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

The table below presents the unsecured credit ratings by DBRS, Inc., Fitch, Inc., Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Services (S&P), and Rating and Investment Information, Inc. (R&I) and outlook of Group Inc.

As of March 2014
	DBRS, Inc.	Fitch, Inc.	Moody’s	S&P	R&I
Short-term Debt	R-1 (middle)	F1	P-2	A-2	a-1

Long-term Debt [1]	A (high)	A	Baa1	A-	A+

Subordinated Debt	A	A-	Baa2	BBB+	A

Trust Preferred [2]	A	BBB-	Baa3	BB+	N/A

Preferred Stock [3]	BBB	BB+	Ba2	BB+	N/A

Ratings Outlook	Stable	Stable	Stable	Negative	Negative

1.	Fitch, Inc., Moody’s and S&P include the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

2.	Trust preferred securities issued by Goldman Sachs Capital I.

3.	DBRS, Inc., Fitch, Inc., Moody’s and S&P include Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings of GS Bank USA, GSIB, GS&Co. and GSI.

As of March 2014
	Fitch, Inc.	Moody’s	S&P
GS Bank USA
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Short-Term Bank Deposits	F1	P-1	N/A

Long-Term Bank Deposits	A+	A2	N/A

GSIB
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Short-Term Bank Deposits	F1	P-1	N/A

Long-Term Bank Deposits	A	A2	N/A

GS&Co.
Short-term Debt	F1	N/A	A-1

Long-term Debt	A	N/A	A

GSI
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Goldman Sachs March 2014 Form 10-Q	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	our liquidity, market, credit and operational risk management practices;

•	the level and variability of our earnings;

•	our capital base;

•	our franchise, reputation and management;

•	our corporate governance; and

•	the external operating environment, including the assumed level of government support.

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

	As of
in millions	March 2014	December 2013
Additional collateral or termination payments for a one-notch downgrade	$ 930	$ 911

Additional collateral or termination payments for a two-notch downgrade	2,755	2,989

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

Three Months Ended March 2014. Our cash and cash equivalents decreased by $2.28 billion to $58.86 billion at the end of the first quarter of 2014. We used net cash of $7.43 billion for operating and investing activities. We generated $5.15 billion in net cash from financing activities from net issuances of unsecured long-term borrowings.

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

152	Goldman Sachs March 2014 Form 10-Q

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

Value-at-Risk

VaR is the potential loss in value due to adverse market movements over a defined time horizon with a specified confidence level. For positions included in VaR, see “—Financial Statement Linkages to Market Risk Measures.” We typically employ a one-day time horizon with a 95% confidence level. We use a single VaR model which captures risks including interest rates, equity prices, currency rates and commodity prices. As such, VaR facilitates comparison across portfolios of different risk characteristics. VaR also captures the diversification of aggregated risk at the firmwide level.

Goldman Sachs March 2014 Form 10-Q	153

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

Firmwide stress testing combines market, credit, operational and liquidity risks into a single combined scenario. Firmwide stress tests are primarily used to assess capital adequacy as part of our capital planning and stress testing process; however, we also ensure that firmwide stress testing is integrated into our risk governance framework. This includes selecting appropriate scenarios to use for our capital planning and stress testing process. See “Equity Capital — Equity Capital Management” above for further information.

154	Goldman Sachs March 2014 Form 10-Q

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

Model Review and Validation

Our VaR and stress testing models are subject to review and validation by our independent model validation group. This review includes:

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

Goldman Sachs March 2014 Form 10-Q	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Systems

We have made a significant investment in technology to monitor market risk including:

•	an independent calculation of VaR and stress measures;

•	risk measures calculated at individual position levels;

•	attribution of risk measures to individual risk factors of each position;

•	the ability to report many different views of the risk measures (e.g., by desk, business, product type or legal entity); and,

•	the ability to produce ad hoc analyses in a timely manner.

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

The following table presents average daily VaR.

in millions Risk Categories	Three Months Ended March
	2014	2013
Interest rates	$ 59	$ 62

Equity prices	32	30

Currency rates	18	14

Commodity prices	21	21

Diversification effect	(48)	(51)
Total	$ 82	$ 76

Our average daily VaR increased to $82 million for the first quarter of 2014 from $76 million for the first quarter of 2013, primarily reflecting an increase in the currency rates category principally due to increased exposures.

The following table presents quarter-end VaR and high and low VaR.

in millions Risk Categories	As of		Three Months Ended March 2014
	March	December
	2014	2013	High	Low
Interest rates	$ 71	$ 59	$ 71	$53

Equity prices	24	35	80	23

Currency rates	12	16	25	12

Commodity prices	22	20	30	18

Diversification effect	(41)	(45)
Total	$ 88	$ 85	$116	$73

Our daily VaR increased to $88 million as of March 2014 from $85 million as of December 2013, primarily reflecting an increase in the interest rates category due to increased exposures, partially offset by a decrease in the equity prices category due to reduced exposures.

During the first quarter of 2014, the firmwide VaR risk limit was not exceeded, raised or reduced.

156	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects our daily VaR over the last four quarters.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the first quarter of 2014 (i.e., a VaR exception).

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

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for the quarter ended March 2014.

Goldman Sachs March 2014 Form 10-Q	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Sensitivity Measures

Certain portfolios and individual positions are not included in VaR because VaR is not the most appropriate risk measure. Other sensitivity measures we use to analyze market risk are described below.

10% Sensitivity Measures. The table below presents market risk for inventory positions that are not included in VaR. The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the underlying asset value. Equity positions below relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds, which are included in “Financial instruments owned, at fair value.” Debt positions include interests in funds that invest in corporate mezzanine and senior debt instruments, loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans. These debt positions are included in “Financial instruments owned, at fair value.” See Note 6 to the condensed consolidated financial statements for further information about cash instruments. These measures do not reflect diversification benefits across asset categories or across other market risk measures.

in millions Asset Categories	As of
	March 2014	December 2013
Equity	$2,243	$2,256

Debt	1,506	1,522
Total	$3,749	$3,778

Credit Spread Sensitivity on Derivatives and Borrowings. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $4 million (including hedges) as of both March 2014 and December 2013. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a gain of $9 million and $8 million (including hedges) as of March 2014 and December 2013, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. As of March 2014 and December 2013, the firm had $17.94 billion and $14.90 billion, respectively, of loans held for investment which were accounted for at amortized cost and included in “Receivables from customers and counterparties,” substantially all of which had floating interest rates. As of March 2014 and December 2013, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $163 million and $136 million, respectively, of additional interest income over a 12-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 8 to the condensed consolidated financial statements for further information about loans held for investment.

158	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Financial Statement Linkages to Market Risk Measures

The firm employs a variety of risk measures, each described in the respective sections above, to monitor market risk across the condensed consolidated statements of financial condition and condensed consolidated statements of earnings. The related gains and losses on these positions are included in “Market making,” “Other principal transactions,” “Interest income” and “Interest expense.” The table below presents certain categories in our condensed consolidated statements of financial condition and the market risk measures used to assess those assets and liabilities. Certain categories on the condensed consolidated statements of financial condition are incorporated in more than one risk measure.

Categories on the Condensed Consolidated Statements of Financial Condition Included in Market Risk Measure	Market Risk Measure
Securities segregated for regulatory and other purposes, at fair value	• VaR
Collateralized agreements • Securities purchased under agreements to resell, at fair value • Securities borrowed, at fair value	• VaR
Receivables from customers and counterparties
• Certain secured loans, at fair value	• VaR
• Loans held for investment, at amortized cost	• Interest Rate Sensitivity
Financial instruments owned, at fair value	• VaR
• 10% Sensitivity Measures
• Credit Spread Sensitivity — Derivatives
Collateralized financings • Securities sold under agreements to repurchase, at fair value • Securities loaned, at fair value • Other secured financings, at fair value	• VaR
Financial instruments sold, but not yet purchased, at fair value	• VaR
• Credit Spread Sensitivity — Derivatives
Unsecured short-term borrowings and unsecured long-term borrowings, at fair value	• VaR
• Credit Spread Sensitivity — Borrowings

Other Market Risk Considerations

In addition, as of March 2014 and December 2013, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

Additionally, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 12 to the condensed consolidated financial statements for information about “Other assets.”

Goldman Sachs March 2014 Form 10-Q	159

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

160	Goldman Sachs March 2014 Form 10-Q

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

Goldman Sachs March 2014 Form 10-Q	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposures

As of March 2014, our credit exposures increased as compared with December 2013, primarily reflecting increases in loans and lending commitments and securities financing exposures. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased from December 2013, primarily reflecting an increase in loans and lending commitments. During the three months ended March 2014, the number of counterparty defaults was essentially unchanged compared with the same prior year period and occurred within loans and lending commitments. The number of such defaults remained low and was less than 0.5% of all counterparties. Estimated losses associated with these defaults were higher compared with the same prior year period and were not material to the firm. The firm’s credit exposures are described further below.

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

As credit risk is an essential component of fair value, the firm includes a credit valuation adjustment (CVA) in the fair value of derivatives to reflect counterparty credit risk, as described in Note 7 to the condensed consolidated financial statements. CVA is a function of the present value of expected exposure, the probability of counterparty default and the assumed recovery upon default.

162	Goldman Sachs March 2014 Form 10-Q

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

	As of March 2014
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 830	$ 1,020	$ 2,827	$ 4,677	$ (2,209)	$ 2,468	$ 2,335

AA/Aa2	2,134	10,596	31,180	43,910	(31,503)	12,407	8,671

A/A2	9,187	22,385	30,663	62,235	(45,769)	16,466	10,295

BBB/Baa2	4,409	8,848	24,164	37,421	(27,553)	9,868	6,628

BB/Ba2 or lower	4,632	5,898	4,821	15,351	(4,686)	10,665	9,081

Unrated	213	162	282	657	(22)	635	332
Total	$21,405	$48,909	$93,937	$164,251	$(111,742)	$52,509	$37,342

	As of December 2013
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 473	$ 1,470	$ 2,450	$ 4,393	$ (2,087)	$ 2,306	$ 2,159

AA/Aa2	3,463	7,642	29,926	41,031	(27,918)	13,113	8,596

A/A2	12,693	25,666	29,701	68,060	(48,803)	19,257	11,188

BBB/Baa2	4,377	10,112	24,013	38,502	(29,213)	9,289	5,952

BB/Ba2 or lower	2,972	6,188	4,271	13,431	(5,357)	8,074	6,381

Unrated	1,289	45	238	1,572	(9)	1,563	1,144
Total	$25,267	$51,123	$90,599	$166,989	$(113,387)	$53,602	$35,420

Goldman Sachs March 2014 Form 10-Q	163

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

•

Securities Financing Transactions. The firm enters into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We manage our credit risk on securities financing transactions using the credit risk process, measures, limits and risk mitigants described above. We had approximately $38 billion and $29 billion as of March 2014 and December 2013, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk.

•

Other Credit Exposures. The firm is exposed to credit risk from its receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial cash margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $23 billion and $18 billion as of March 2014 and December 2013, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 49% and 55% in the Americas, approximately 41% and 35% in EMEA as of March 2014 and December 2013, respectively, and approximately 10% in Asia as of both March 2014 and December 2013.

In addition, the firm extends other loans and lending commitments to its private wealth clients that are generally longer-term in nature and are primarily secured by residential real estate or other assets. The gross exposure related to such loans and lending commitments was approximately $13 billion and $11 billion as of March 2014 and December 2013, respectively, and was substantially all concentrated in the Americas region. The fair value of the collateral received against such loans and lending commitments exceeded the gross exposure as of both March 2014 and December 2013.

164	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry, Region and Credit Quality

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments (excluding Securities Financing Transactions and Other Credit Exposures above) broken down by industry, region and credit quality.

Credit Exposure by Industry

	Cash		OTC Derivatives		Loans and Lending Commitments
	As of		As of		As of
in millions	March 2014	December 2013	March 2014	December 2013	March 2014	December 2013
Asset Managers & Funds	$ 91	$ 91	$ 9,058	$10,812	$ 2,138	$ 2,075

Banks, Brokers & Other Financial Institutions	10,962	9,742	10,576	11,448	12,521	11,824

Consumer Products, Non-Durables & Retail	—	—	3,287	3,448	15,954	16,477

Government & Central Banks	47,799	51,294	14,213	13,446	1,539	1,897

Healthcare & Education	—	—	2,474	2,157	9,204	12,283

Insurance	—	—	1,924	2,771	3,222	3,085

Natural Resources & Utilities	—	—	5,333	4,781	19,869	17,970

Real Estate	6	6	420	388	9,263	8,550

Technology, Media, Telecommunications & Services	—	—	2,747	2,124	22,784	16,740

Transportation	—	—	870	673	6,505	6,729

Other	—	—	1,607	1,554	11,911	7,695
Total	$58,858	$61,133	$52,509	$53,602	$114,910	$105,325

Credit Exposure by Region

	Cash		OTC Derivatives		Loans and Lending Commitments
	As of		As of		As of
in millions	March 2014	December 2013	March 2014	December 2013	March 2014	December 2013
Americas	$52,384	$54,470	$21,790	$21,423	$ 81,652	$ 77,710

EMEA	2,057	2,143	25,742	25,983	29,206	25,222

Asia	4,417	4,520	4,977	6,196	4,052	2,393
Total	$58,858	$61,133	$52,509	$53,602	$114,910	$105,325

Credit Exposure by Credit Quality

	Cash		OTC Derivatives		Loans and Lending Commitments
	As of		As of		As of
in millions Credit Rating Equivalent	March 2014	December 2013	March 2014	December 2013	March 2014	December 2013
AAA/Aaa	$47,543	$50,519	$ 2,468	$ 2,306	$ 2,094	$ 3,079

AA/Aa2	3,392	2,748	12,407	13,113	6,769	7,001

A/A2	7,135	6,821	16,466	19,257	24,073	23,250

BBB/Baa2	354	527	9,868	9,289	31,132	30,496

BB/Ba2 or lower	434	518	10,665	8,074	50,842	41,114

Unrated	—	—	635	1,563	—	385
Total	$58,858	$61,133	$52,509	$53,602	$114,910	$105,325

Goldman Sachs March 2014 Form 10-Q	165

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

	As of March 2014
	Credit Exposure											Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ 268		$ —	$ 268	$ (78)		$ 190	$ —	$ 190	$ 99	$ —	$ 6		$ 105

Non-Sovereign	—		10		481	491	—		491	—	491	19	13	(8)		24
Total Greece	—		278		481	759	(78)		681	—	681	118	13	(2)		129

Ireland
Sovereign	—		9		51	60	—		60	—	60	57	—	(165)		(108)

Non-Sovereign	689		351		48	1,088	(8)		1,080	227	1,307	328	25	202		555
Total Ireland	689		360		99	1,148	(8)		1,140	227	1,367	385	25	37		447

Italy
Sovereign	—		2,084		5	2,089	(2,037)		52	—	52	1,959	—	80		2,039

Non-Sovereign	151		551		440	1,142	(31)		1,111	520	1,631	510	58	(724)		(156)
Total Italy	151		2,635		445	3,231	(2,068)		1,163	520	1,683	2,469	58	(644)		1,883

Portugal
Sovereign	—		—		—	—	—		—	—	—	1	—	39		40

Non-Sovereign	—		53		25	78	—		78	—	78	91	(19)	(321)		(249)
Total Portugal	—		53		25	78	—		78	—	78	92	(19)	(282)		(209)

Spain
Sovereign	—		39		1,440	1,479	—		1,479	—	1,479	242	—	(248)		(6)

Non-Sovereign	853		225		61	1,139	(117)		1,022	864	1,886	1,818	127	(1,518)		427
Total Spain	853		264		1,501	2,618	(117)		2,501	864	3,365	2,060	127	(1,766)		421
Total	$1,693	[1]	$3,590	[2]	$2,551	$7,834	$(2,271	) [3]	$5,563	$1,611	$7,174	$5,124	$204	$(2,657	) [3]	$2,671

1.	Principally consists of loans collateralized by cash, securities and real estate.

2.	Includes the benefit of $4.9 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $295 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

In addition, during the first quarter of 2014, the political situation in Russia and Ukraine negatively affected market sentiment toward those countries. As of March 2014, our total credit and market exposure to Russia was approximately $1 billion (substantially all of which was comprised of market exposure related to equities and credit derivatives with non-sovereign issuers or underliers), whereas our total credit and market exposure to Ukraine was not material.

166	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	As of December 2013
	Credit Exposure											Market Exposure
in millions	Loans		OTC Derivatives		Other	Gross Funded	Hedges		Total Net Funded Credit Exposure	Unfunded Credit Exposure	Total Credit Exposure	Debt	Equities and Other	Credit Derivatives		Total Market Exposure
Greece
Sovereign	$ —		$ 233		$ —	$ 233	$ (72)		$ 161	$ —	$ 161	$ 12	$ —	$ (2)		$ 10

Non-Sovereign	—		6		—	6	—		6	—	6	10	3	3		16
Total Greece	—		239		—	239	(72)		167	—	167	22	3	1		26

Ireland
Sovereign	—		7		125	132	—		132	—	132	(48)	—	(162)		(210)

Non-Sovereign	373		356		127	856	(5)		851	41	892	291	91	108		490
Total Ireland	373		363		252	988	(5)		983	41	1,024	243	91	(54)		280

Italy
Sovereign	—		1,704		2	1,706	(1,691)		15	—	15	371	—	62		433

Non-Sovereign	10		527		195	732	(31)		701	660	1,361	361	(13)	(794)		(446)
Total Italy	10		2,231		197	2,438	(1,722)		716	660	1,376	732	(13)	(732)		(13)

Portugal
Sovereign	—		—		103	103	—		103	—	103	(27)	—	(73)		(100)

Non-Sovereign	—		16		20	36	—		36	—	36	126	—	(112)		14
Total Portugal	—		16		123	139	—		139	—	139	99	—	(185)		(86)

Spain
Sovereign	—		52		—	52	—		52	—	52	930	—	223		1,153

Non-Sovereign	1,025		230		65	1,320	(93)		1,227	855	2,082	1,490	158	(1,144)		504
Total Spain	1,025		282		65	1,372	(93)		1,279	855	2,134	2,420	158	(921)		1,657
Total	$1,408	[1]	$3,131	[2]	$637	$5,176	$(1,892	) [3]	$3,284	$1,556	$4,840	$3,516	$239	$(1,891	) [3]	$1,864

1.	Principally consists of loans collateralized by cash, securities and real estate.

2.	Includes the benefit of $4.4 billion of cash and U.S. Treasury securities collateral and excludes non-U.S. government and agency obligations and corporate securities collateral of $254 million.

3.	Includes written and purchased credit derivative notionals reduced by the fair values of such credit derivatives.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underlyings. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives included above are bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash, U.S. Treasury securities or German government agency obligations. The gross purchased and written credit derivative notionals across the above countries for single-name and index credit default swaps (included in ‘Hedges’ and ‘Credit Derivatives’ in the tables above) were $154.9 billion and $147.4 billion, respectively, as of March 2014, and $154.6 billion and $148.2 billion, respectively, as of December 2013. Including netting under legally enforceable netting agreements, within each and across all of the countries above, the purchased and written credit derivative notionals for single-name and index credit default swaps were $20.9 billion and $13.3 billion, respectively, as of March 2014, and $22.3 billion and $15.8 billion, respectively, as of December 2013. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements.

In credit exposure above, ‘Other’ principally consists of deposits, securities financing transactions and other secured receivables, net of applicable collateral. As of March 2014 and December 2013, $14.0 billion and $11.9 billion, respectively, of securities financing transactions and other secured receivables were fully collateralized by securities and $2.0 billion and $1.8 billion, respectively, were fully collateralized by cash.

For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the condensed consolidated financial statements.

Goldman Sachs March 2014 Form 10-Q	167

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

168	Goldman Sachs March 2014 Form 10-Q

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

Our operational risk framework is in part designed to comply with the operational risk measurement rules under Basel II (as well as Basel III) and has evolved based on the changing needs of our businesses and regulatory guidance. Our framework comprises the following practices:

•	Risk identification and reporting;

•	Risk measurement; and

•	Risk monitoring.

Internal Audit performs an independent review of our operational risk framework, including our key controls, processes and applications, on an annual basis to assess the effectiveness of our framework.

Goldman Sachs March 2014 Form 10-Q	169

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

170	Goldman Sachs March 2014 Form 10-Q

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

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

Goldman Sachs March 2014 Form 10-Q	171

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

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the March 2014 Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “Certain Risk Factors That May Affect Our Businesses” above, as well as “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K.

Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or continued weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Certain Risk Factors That May Affect Our Businesses” above, as well as “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K.

172	Goldman Sachs March 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The firm has voluntarily provided in this filing information regarding the firm’s capital ratios, including the estimated CET1 ratio under the Advanced approach on a fully phased-in basis and estimated CET1 ratios under the Standardized approach on a fully phased-in and transitional basis, and estimated supplementary leverage ratios for the firm and GS Bank USA. The statements with respect to these estimated ratios are forward-looking statements, based on our current interpretation, expectations and understanding of the relevant regulatory rules and guidance, and reflect significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated. As a result, the methods used to calculate these ratios may differ, possibly materially, from those used in calculating the ratios for any future voluntary disclosures as well as those used when such ratios are required to be disclosed. The ultimate methods of calculating the ratios will depend on, among other things implementation guidance or further rulemaking from the Agencies and the development of market practices and standards.

Goldman Sachs March 2014 Form 10-Q	173

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of the March 2014 Form 10-Q. See Note 27 to the condensed consolidated financial statements in Part I, Item 1 of the March 2014 Form 10-Q for information about certain judicial, regulatory and legal proceedings.

174	Goldman Sachs March 2014 Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[1]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs	[1]
Month #1 (January 1, 2014 to January 31, 2014)	2,055,345	[2]	$169.38	1,884,401		55,301,552

Month #2 (February 1, 2014 to February 28, 2014)	4,880,743	[2]	163.55	4,877,812		50,423,740

Month #3 (March 1, 2014 to March 31, 2014)	3,557,556		169.52	3,557,556		46,866,184
Total	10,493,644			10,319,769

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

2.

Includes 170,944 and 2,931 shares remitted by employees in January 2014 and February 2014, respectively, to satisfy minimum statutory withholding taxes on share-based awards that were delivered to employees during the period.

Goldman Sachs March 2014 Form 10-Q	175

Item 6.    Exhibits

Exhibits

3.1	Restated Certificate of Incorporation of Group Inc. amended as of May 2, 2014.

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2014 and March 31, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013, (iii) the Condensed Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and year ended December 31, 2013, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

176	Goldman Sachs March 2014 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ Harvey M. Schwartz
Name: Harvey M. Schwartz
Title: Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith
Title: Principal Accounting Officer

Date: May 8, 2014

Goldman Sachs March 2014 Form 10-Q	177