Form 10-Q
period 2014-06-30
GOLDMAN SACHS GROUP INC
filed 2014-08-07
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 25, 2014, there were 440,579,936 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

Goldman Sachs June 2014 Form 10-Q	1

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2014	2013	2014	2013
Revenues
Investment banking	$1,781	$1,552	$ 3,560	$ 3,120

Investment management	1,378	1,267	2,876	2,517

Commissions and fees	786	873	1,658	1,702

Market making	2,185	2,692	4,824	6,129

Other principal transactions	1,995	1,402	3,498	3,483
Total non-interest revenues	8,125	7,786	16,416	16,951

Interest income	2,579	2,663	5,173	5,271

Interest expense	1,579	1,837	3,136	3,520
Net interest income	1,000	826	2,037	1,751
Net revenues, including net interest income	9,125	8,612	18,453	18,702
Operating expenses
Compensation and benefits	3,924	3,703	7,935	8,042

Brokerage, clearing, exchange and distribution fees	613	613	1,208	1,174

Market development	141	140	279	281

Communications and technology	186	182	386	370

Depreciation and amortization	294	266	684	568

Occupancy	205	210	415	428

Professional fees	224	218	436	464

Insurance reserves	—	49	—	176

Other expenses	717	586	1,268	1,181
Total non-compensation expenses	2,380	2,264	4,676	4,642
Total operating expenses	6,304	5,967	12,611	12,684
Pre-tax earnings	2,821	2,645	5,842	6,018

Provision for taxes	784	714	1,772	1,827
Net earnings	2,037	1,931	4,070	4,191

Preferred stock dividends	84	70	168	142
Net earnings applicable to common shareholders	$1,953	$1,861	$ 3,902	$ 4,049
Earnings per common share
Basic	$ 4.21	$ 3.92	$ 8.36	$ 8.45

Diluted	4.10	3.70	8.13	7.99

Dividends declared per common share	$ 0.55	$ 0.50	$ 1.10	$ 1.00

Average common shares outstanding
Basic	461.7	473.2	465.1	477.5

Diluted	475.9	503.5	480.1	506.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Net earnings	$2,037	$1,931	$4,070	$4,191

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(30)	(30)	(59)	(56)

Pension and postretirement liabilities	(6)	(3)	(14)	(7)

Available-for-sale securities	—	(342)	—	(327)

Cash flow hedges	1	—	2	—
Other comprehensive loss	(35)	(375)	(71)	(390)
Comprehensive income	$2,002	$1,556	$3,999	$3,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs June 2014 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
in millions, except share and per share amounts	June 2014	December 2013
Assets
Cash and cash equivalents	$ 56,983	$ 61,133

Cash and securities segregated for regulatory and other purposes (includes $23,947 and $31,937 at fair value as of June 2014 and December 2013, respectively)	40,668	49,671

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $108,504 and $161,297 at fair value as of June 2014 and December 2013, respectively)	109,103	161,732

Securities borrowed (includes $51,971 and $60,384 at fair value as of June 2014 and December 2013, respectively)	164,719	164,566

Receivables from:
Brokers, dealers and clearing organizations	28,233	23,840

Customers and counterparties (includes $7,010 and $7,416 at fair value as of June 2014 and December 2013, respectively)	91,011	88,935

Financial instruments owned, at fair value (includes $72,244 and $62,348 pledged as collateral as of June 2014 and December 2013, respectively)	345,806	339,121

Other assets (includes $18 at fair value as of December 2013)	23,391	22,509
Total assets	$859,914	$911,507
Liabilities and shareholders’ equity
Deposits (includes $10,134 and $7,255 at fair value as of June 2014 and December 2013, respectively)	$ 73,750	$ 70,807

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	106,966	164,782

Securities loaned (includes $1,529 and $973 at fair value as of June 2014 and December 2013, respectively)	9,440	18,745

Other secured financings (includes $23,846 and $23,591 at fair value as of June 2014 and December 2013, respectively)	25,178	24,814

Payables to:
Brokers, dealers and clearing organizations	12,263	5,349

Customers and counterparties	199,253	199,416

Financial instruments sold, but not yet purchased, at fair value	124,162	127,426

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $17,617 and $19,067 at fair value as of June 2014 and December 2013, respectively)	45,755	44,692

Unsecured long-term borrowings (includes $14,703 and $11,691 at fair value as of June 2014 and December 2013, respectively)	167,019	160,965

Other liabilities and accrued expenses (includes $488 and $388 at fair value as of June 2014 and December 2013, respectively)	14,499	16,044
Total liabilities	778,285	833,040

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $9,200 and $7,200 as of June 2014 and December 2013, respectively	9,200	7,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 849,565,423 and 837,219,068 shares issued as of June 2014 and December 2013, respectively, and 440,734,836 and 446,359,012 shares outstanding as of June 2014 and December 2013, respectively	8	8

Restricted stock units and employee stock options	3,709	3,839

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	49,942	48,998

Retained earnings	75,340	71,961

Accumulated other comprehensive loss	(595)	(524)

Stock held in treasury, at cost, par value $0.01 per share; 408,830,589 and 390,860,058 shares as of June 2014 and December 2013, respectively	(55,975)	(53,015)
Total shareholders’ equity	81,629	78,467
Total liabilities and shareholders’ equity	$859,914	$911,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six Months Ended	Year Ended
in millions	June 2014	December 2013
Preferred stock
Balance, beginning of year	$ 7,200	$ 6,200

Issued	2,000	1,000
Balance, end of period	9,200	7,200

Common stock
Balance, beginning of year	8	8

Issued	—	—
Balance, end of period	8	8

Restricted stock units and employee stock options
Balance, beginning of year	3,839	3,298

Issuance and amortization of restricted stock units and employee stock options	1,734	2,017

Delivery of common stock underlying restricted stock units	(1,633)	(1,378)

Forfeiture of restricted stock units and employee stock options	(32)	(79)

Exercise of employee stock options	(199)	(19)
Balance, end of period	3,709	3,839

Additional paid-in capital
Balance, beginning of year	48,998	48,030

Delivery of common stock underlying share-based awards	1,919	1,483

Cancellation of restricted stock units and employee stock options in satisfaction of withholding tax requirements	(1,503)	(599)

Preferred stock issuance costs	(20)	(9)

Excess net tax benefit related to share-based awards	549	94

Cash settlement of share-based compensation	(1)	(1)
Balance, end of period	49,942	48,998

Retained earnings
Balance, beginning of year	71,961	65,223

Net earnings	4,070	8,040

Dividends and dividend equivalents declared on common stock and restricted stock units	(523)	(988)

Dividends declared on preferred stock	(168)	(314)
Balance, end of period	75,340	71,961

Accumulated other comprehensive loss
Balance, beginning of year	(524)	(193)

Other comprehensive loss	(71)	(331)
Balance, end of period	(595)	(524)

Stock held in treasury, at cost
Balance, beginning of year	(53,015)	(46,850)

Repurchased	(2,969)	(6,175)

Reissued	40	40

Other	(31)	(30)
Balance, end of period	(55,975)	(53,015)
Total shareholders’ equity	$ 81,629	$ 78,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs June 2014 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June
in millions	2014	2013
Cash flows from operating activities
Net earnings	$ 4,070	$ 4,191

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	684	568

Share-based compensation	1,775	1,669

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	9,003	(2,399)

Receivables and payables, net	6,772	10,066

Collateralized transactions (excluding other secured financings), net	(14,645)	(56,114)

Financial instruments owned, at fair value	(4,531)	36,071

Financial instruments sold, but not yet purchased, at fair value	(3,279)	18,792

Other, net	(3,541)	(7,210)
Net cash provided by/(used for) operating activities	(3,692)	5,634

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(353)	(329)

Proceeds from sales of property, leasehold improvements and equipment	10	33

Business acquisitions, net of cash acquired	(449)	(446)

Proceeds from sales of investments	469	1,521

Purchase of available-for-sale securities	—	(738)

Proceeds from sales of available-for-sale securities	—	817

Loans held for investment, net	(6,490)	(2,518)
Net cash used for investing activities	(6,813)	(1,660)

Cash flows from financing activities
Unsecured short-term borrowings, net	1,077	622

Other secured financings (short-term), net	1,141	(3,764)

Proceeds from issuance of other secured financings (long-term)	3,413	2,641

Repayment of other secured financings (long-term), including the current portion	(4,840)	(1,466)

Proceeds from issuance of unsecured long-term borrowings	19,804	18,502

Repayment of unsecured long-term borrowings, including the current portion	(15,320)	(18,152)

Purchase of trust preferred securities	(1,362)	—

Derivative contracts with a financing element, net	574	761

Deposits, net	2,943	(729)

Common stock repurchased	(2,969)	(3,125)

Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(691)	(631)

Proceeds from issuance of preferred stock, net of issuance costs	1,980	991

Proceeds from issuance of common stock, including stock option exercises	56	34

Excess tax benefit related to share-based compensation	550	71

Cash settlement of share-based compensation	(1)	—
Net cash provided by/(used for) financing activities	6,355	(4,245)
Net decrease in cash and cash equivalents	(4,150)	(271)

Cash and cash equivalents, beginning of year	61,133	72,669
Cash and cash equivalents, end of period	$ 56,983	$ 72,398

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $3.26 billion and $3.33 billion during the six months ended June 2014 and June 2013, respectively.

Cash payments for income taxes, net of refunds, were $2.06 billion and $2.61 billion during the six months ended June 2014 and June 2013, respectively.

Non-cash activities:

The firm exchanged $175 million of senior guaranteed trust securities held by the firm for $175 million of the firm’s junior subordinated debt securities held by the issuing trust during the six months ended June 2014. As a result of this exchange, these senior guaranteed trust securities and junior subordinated debt securities were extinguished.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs June 2014 Form 10-Q

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

All references to June 2014, March 2014, December 2013 and June 2013 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2014, March 31, 2014, December 31, 2013 and June 30, 2013, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs June 2014 Form 10-Q	7

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

8	Goldman Sachs June 2014 Form 10-Q

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

Goldman Sachs June 2014 Form 10-Q	9

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of June 2014 and December 2013, “Cash and cash equivalents” included $6.26 billion and $4.14 billion, respectively, of cash and due from banks, and $50.72 billion and $56.99 billion, respectively, of interest-bearing deposits with banks.

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

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2014 and December 2013.

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2014 and December 2013.

10	Goldman Sachs June 2014 Form 10-Q

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

Goldman Sachs June 2014 Form 10-Q	11

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

Revenue from Contracts with Customers (ASC 606). In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The firm is still evaluating the effect of the ASU on its financial condition, results of operations, and cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASC 860). In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU No. 2014-11 changes the accounting for repurchase- and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. ASU No. 2014-11 also requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities financing transactions. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales are effective for the first interim and annual reporting periods beginning after December 15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. Early adoption is not permitted. Adoption of ASU No. 2014-11 is not expected to materially affect the firm’s financial condition, results of operations, or cash flows.

12	Goldman Sachs June 2014 Form 10-Q

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

	As of June 2014			As of December 2013
in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 6,537	$ —		$ 8,608	$ —

U.S. government and federal agency obligations	75,648	15,734		71,072	20,920

Non-U.S. government and agency obligations	44,787	24,786		40,944	26,999

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,374	21		6,596	1

Loans and securities backed by residential real estate	9,857	1		9,025	2

Bank loans and bridge loans	18,731	732	[1]	17,400	925	[1]

Corporate debt securities	23,459	5,505		17,412	5,253

State and municipal obligations	1,406	—		1,476	51

Other debt obligations	3,645	31		3,129	4

Equities and convertible debentures	97,462	29,331		101,024	22,583

Commodities	4,057	1,826		4,556	966
Subtotal	291,963	77,967		281,242	77,704

Derivatives	53,843	46,195		57,879	49,722
Total	$345,806	$124,162		$339,121	$127,426

1.	Primarily relates to the fair value of unfunded lending commitments for which the fair value option was elected.

Goldman Sachs June 2014 Form 10-Q	13

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

The gains/(losses) in the table below are not representative of the manner in which the firm manages its business activities because many of the firm’s market-making and client facilitation strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivatives across product types are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash instruments and derivatives across product types has exposure to foreign currencies and may be economically hedged with foreign currency contracts.

in millions Product Type	Three Months Ended June			Six Months Ended June
	2014	2013		2014	2013
Interest rates	$ (176)	$ 131		$ (456)	$(1,033)

Credit	1,022	(5)		2,202	1,454

Currencies	561	851		856	3,360

Equities	544	767		1,227	1,269

Commodities	234	261		995	649

Other	—	687	[2]	—	430	[2]
Market making	2,185	2,692		4,824	6,129
Other principal transactions [1]	1,995	1,402		3,498	3,483
Total	$4,180	$4,094		$8,322	$ 9,612

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

14	Goldman Sachs June 2014 Form 10-Q

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

	As of
$ in millions	June 2014	March 2014	December 2013
Total level 1 financial assets	$153,025	$153,199	$156,030

Total level 2 financial assets	441,295	484,573	499,480

Total level 3 financial assets	39,760	40,923	40,013

Counterparty and cash collateral netting	(96,842)	(92,834)	(95,350)
Total financial assets at fair value	$537,238	$585,861	$600,173

Total assets [1]	$859,914	$915,665	$911,507

Total level 3 financial assets as a percentage of Total assets	4.6%	4.5%	4.4%

Total level 3 financial assets as a percentage of Total financial assets at fair value	7.4%	7.0%	6.7%

Total level 1 financial liabilities	$ 67,579	$ 71,973	$ 68,412

Total level 2 financial liabilities	247,288	273,929	300,583

Total level 3 financial liabilities	12,389	13,208	12,046

Counterparty and cash collateral netting	(27,811)	(25,415)	(25,868)
Total financial liabilities at fair value	$299,445	$333,695	$355,173

Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	4.1%	4.0%	3.4%

1.

Includes approximately $837 billion, $892 billion and $890 billion as of June 2014, March 2014 and December 2013, respectively, that is carried at fair value or at amounts that generally approximate fair value.

Level 3 financial assets as of June 2014 decreased compared with March 2014, primarily reflecting a decrease in bank loans and bridge loans and derivative assets. The decrease in bank loans and bridge loans primarily reflected settlements and sales, partially offset by purchases, realized gains and net transfers from level 2. The decrease in derivative assets primarily reflected a decline in credit derivative assets, principally due to settlements and unrealized losses.

Level 3 financial assets as of June 2014 were essentially unchanged compared with December 2013.

Goldman Sachs June 2014 Form 10-Q	15

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

16	Goldman Sachs June 2014 Form 10-Q

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
Significant inputs are generally determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles. Significant inputs include:
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

Goldman Sachs June 2014 Form 10-Q	17

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

Level 3 Cash Instruments	Level 3 Assets as of June 2014 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average) as of June 2014
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$2,620	Discounted cash flows:
		• Yield	3.5% to 20.0% (10.0%)
		• Recovery rate	24.6% to 97.4% (70.8%)
		• Duration (years)	0.2 to 5.3 (2.2)
		• Basis	(2) points to 18 points (4 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$2,039	Discounted cash flows:
		• Yield	2.9% to 17.5% (9.1%)
		• Cumulative loss rate	8.0% to 89.6% (25.4%)
		• Duration (years)	1.2 to 10.5 (3.1)
Bank loans and bridge loans	$8,947	Discounted cash flows:
		• Yield	1.6% to 23.4% (8.2%)
		• Recovery rate	34.7% to 87.1% (60.5%)
		• Duration (years)	0.4 to 4.5 (1.7)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$3,181	Discounted cash flows:
		• Yield	1.0% to 24.0% (8.5%)
		• Recovery rate	0.0% to 70.0% (63.2%)
		• Duration (years)	1.0 to 16.7 (4.5)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$16,259 [1]	Comparable multiples:
		• Multiples	0.8x to 19.0x (6.6x)
Discounted cash flows:
		• Discount rate/yield	5.5% to 25.0% (14.6%)
		• Long-term growth rate/compound annual growth rate	(3.5)% to 20.0% (7.1%)
		• Capitalization rate	5.1% to 12.1% (7.2%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

18	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Cash Instruments	Level 3 Assets as of December 2013 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average) as of December 2013
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$2,692	Discounted cash flows:
		• Yield	2.7% to 29.1% (10.1%)
		• Recovery rate	26.2% to 88.1% (74.4%)
		• Duration (years)	0.6 to 5.7 (2.0)
		• Basis	(9) points to 20 points (5 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,961	Discounted cash flows:
		• Yield	2.6% to 25.8% (10.1%)
		• Cumulative loss rate	9.8% to 56.6% (24.9%)
		• Duration (years)	1.4 to 16.7 (3.6)
Bank loans and bridge loans	$9,324	Discounted cash flows:
		• Yield	1.0% to 39.6% (9.3%)
		• Recovery rate	40.0% to 85.0% (54.9%)
		• Duration (years)	0.5 to 5.3 (2.1)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$3,977	Discounted cash flows:
		• Yield	1.5% to 40.2% (8.9%)
		• Recovery rate	0.0% to 70.0% (61.9%)
		• Duration (years)	0.6 to 16.1 (4.2)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$14,685 [1]	Comparable multiples:
		• Multiples	0.6x to 18.8x (6.9x)
Discounted cash flows:
		• Discount rate/yield	6.0% to 29.1% (14.6%)
		• Long-term growth rate/compound annual growth rate	1.0% to 19.0% (8.1%)
		• Capitalization rate	4.6% to 11.3% (7.1%)

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

Goldman Sachs June 2014 Form 10-Q	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of June 2014
in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 183	$ 6,354	$ —		$ 6,537

U.S. government and federal agency obligations	29,912	45,736	—		75,648

Non-U.S. government and agency obligations	34,522	10,212	53		44,787

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	3,754	2,620		6,374

Loans and securities backed by residential real estate	—	7,818	2,039		9,857

Bank loans and bridge loans	—	9,784	8,947		18,731

Corporate debt securities [2]	272	20,857	2,330		23,459

State and municipal obligations	—	1,237	169		1,406

Other debt obligations [2]	—	3,016	629		3,645

Equities and convertible debentures	70,611	10,592	16,259	[3]	97,462

Commodities	—	4,057	—		4,057
Total	$135,500	$123,417	$33,046		$291,963

	Cash Instrument Liabilities at Fair Value as of June 2014
in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 15,616	$ 118	$ —		$ 15,734

Non-U.S. government and agency obligations	22,997	1,789	—		24,786

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	14	7		21

Loans and securities backed by residential real estate	—	1	—		1

Bank loans and bridge loans	—	554	178		732

Corporate debt securities	10	5,492	3		5,505

Other debt obligations	—	29	2		31

Equities and convertible debentures	28,901	423	7		29,331

Commodities	—	1,826	—		1,826
Total	$ 67,524	$ 10,246	$ 197		$ 77,967

1.	Includes $317 million and $570 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $364 million and $1.05 billion of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $14.41 billion of private equity investments, $1.43 billion of investments in real estate entities and $416 million of convertible debentures.

20	Goldman Sachs June 2014 Form 10-Q

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended June 2014, transfers into level 2 from level 1 of cash instruments were $552 million, including $346 million of public equity securities and $206 million of U.S. government and federal agency obligations primarily due to decreased market activity in these instruments. During the three months ended June 2014, transfers into level 1 from level 2 of cash instruments were $7 million, reflecting transfers of public equity securities due to increased market activity in these instruments. During the three months ended June 2013, transfers into level 2 from level 1 of cash instruments were $51 million, primarily including transfers of public equity securities of $48 million due to decreased market activity in these instruments. During the three months ended June 2013, transfers into level 1 from level 2 of cash instruments were $105 million, reflecting transfers of public equity securities, primarily due to increased market activity in these instruments.

During the six months ended June 2014, transfers into level 2 from level 1 of cash instruments were $67 million, including $49 million of public equity securities and $18 million of U.S. government and federal agency obligations primarily due to decreased market activity in these instruments. During the six months ended June 2014, transfers into level 1 from level 2 of cash instruments were $81 million, reflecting transfers of public equity securities, due to increased market activity in these instruments. During the six months ended June 2013, transfers into level 2 from level 1 of cash instruments were $5 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. During the six months ended June 2013, transfers into level 1 from level 2 of cash instruments were $77 million, reflecting transfers of public equity securities, primarily reflecting increased market activity in these instruments.

See level 3 rollforward below for information about transfers between level 2 and level 3.

Goldman Sachs June 2014 Form 10-Q	21

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

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended June 2014
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 45	$ 1		$ 1		$ 9	$ (1)	$ (2)	$ —	$ —	$ 53

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	2,626	31		90		114	(155)	(304)	417	(199)	2,620

Loans and securities backed by residential real estate	2,065	34		90		149	(194)	(3)	27	(129)	2,039

Bank loans and bridge loans	9,687	130		116		798	(272)	(1,641)	990	(861)	8,947

Corporate debt securities	2,632	86		34		211	(666)	(177)	401	(191)	2,330

State and municipal obligations	242	1		2		28	(41)	—	1	(64)	169

Other debt obligations	640	5		32		53	(51)	(25)	41	(66)	629

Equities and convertible debentures	15,807	76		939		590	(606)	(328)	796	(1,015)	16,259
Total	$33,744	$364	[1]	$1,304	[1]	$1,952	$(1,986)	$(2,480)	$2,673	$(2,525)	$33,046

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended June 2014
in millions	Balance, Beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 204	$ (6)		$ (9)		$ (49)	$ 51	$ 11	$ 15	$ (20)	$ 197

1.	The aggregate amounts include gains of approximately $232 million, $1.11 billion and $326 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $1.31 billion (reflecting $1.30 billion on cash instrument assets and $9 million on cash instrument liabilities) for the three months ended June 2014 primarily consisted of gains on private equity investments principally driven by company-specific events and strong corporate performance.

Transfers into level 3 during the three months ended June 2014 primarily reflected transfers of certain bank loans and bridge loans and private equity investments from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended June 2014 primarily reflected transfers of certain private equity investments and bank loans and bridge loans to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

22	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Six Months Ended June 2014
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 40	$ 1		$ —		$ 22	$ (18)	$ (1)	$ 9	$ —	$ 53

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	2,692	66		165		366	(259)	(461)	404	(353)	2,620

Loans and securities backed by residential real estate	1,961	68		132		252	(177)	(178)	199	(218)	2,039

Bank loans and bridge loans	9,324	244		236		2,250	(855)	(2,213)	651	(690)	8,947

Corporate debt securities	2,873	155		66		629	(713)	(405)	100	(375)	2,330

State and municipal obligations	257	2		4		34	(82)	(2)	1	(45)	169

Other debt obligations	807	15		38		122	(160)	(76)	38	(155)	629

Equities and convertible debentures	14,685	102		1,262		1,886	(1,025)	(597)	1,515	(1,569)	16,259
Total	$32,639	$653	[1]	$1,903	[1]	$5,561	$(3,289)	$(3,933)	$2,917	$(3,405)	$33,046

	Level 3 Cash Instrument Liabilities at Fair Value for the Six Months Ended June 2014
in millions	Balance, Beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 297	$ (6)		$ (70)		$ (110)	$ 71	$ 11	$ 5	$ (1)	$ 197

1.	The aggregate amounts include gains of approximately $400 million, $1.56 billion and $597 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $1.97 billion (reflecting $1.90 billion on cash instrument assets and $70 million on cash instrument liabilities) for the six months ended June 2014 primarily consisted of gains on private equity investments and bank loans and bridge loans, principally driven by company-specific events and strong corporate performance.

Transfers into level 3 during the six months ended June 2014 primarily reflected transfers of certain private equity investments and bank loans and bridge loans from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the six months ended June 2014 primarily reflected transfers of certain private equity investments and bank loans and bridge loans to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Goldman Sachs June 2014 Form 10-Q	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended June 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 47	$ 2		$ 3		$ 42	$ (95)	$ —	$ 92	$ (1)	$ 90

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,164	44		75		216	(431)	(258)	305	(146)	2,969

Loans and securities backed by residential real estate	1,683	30		61		223	(163)	(156)	106	(46)	1,738

Bank loans and bridge loans	11,688	160		180		1,530	(1,217)	(1,780)	518	(1,082)	9,997

Corporate debt securities	2,442	63		58		365	(364)	(90)	187	(169)	2,492

State and municipal obligations	334	2		3		58	(162)	—	93	(6)	322

Other debt obligations	855	9		(3)		183	(92)	(132)	260	(204)	876

Equities and convertible debentures	15,224	42		346		740	(178)	(330)	349	(776)	15,417
Total	$35,437	$352	[1]	$723	[1]	$3,357	$(2,702)	$(2,746)	$1,910	$(2,430)	$33,901

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended June 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 441	$ 14		$ —		$ (210)	$ 89	$ 3	$ 75	$ (27)	$ 385

1.	The aggregate amounts include gains of approximately $241 million, $612 million and $222 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

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

24	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Six Months Ended June 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 26	$ 3		$ 6		$ 64	$ (9)	$ (2)	$ 5	$ (3)	$ 90

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,389	60		132		391	(569)	(624)	385	(195)	2,969

Loans and securities backed by residential real estate	1,619	65		79		475	(365)	(182)	124	(77)	1,738

Bank loans and bridge loans	11,235	289		220		2,669	(1,163)	(3,007)	969	(1,215)	9,997

Corporate debt securities	2,821	187		347		502	(1,183)	(290)	268	(160)	2,492

State and municipal obligations	619	6		4		118	(421)	(2)	6	(8)	322

Other debt obligations	1,185	22		18		423	(390)	(104)	160	(438)	876

Equities and convertible debentures	14,855	86		920		968	(491)	(916)	1,097	(1,102)	15,417
Total	$35,749	$718	[1]	$1,726	[1]	$5,610	$(4,591)	$(5,127)	$3,014	$(3,198)	$33,901

	Level 3 Cash Instrument Liabilities at Fair Value for the Six Months Ended June 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 642	$ 47		$ —		$ (423)	$ 172	$ 7	$ 64	$ (124)	$ 385

1.	The aggregate amounts include gains of approximately $662 million, $1.38 billion and $400 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

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

Goldman Sachs June 2014 Form 10-Q	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investments in Funds That Are Calculated Using Net Asset Value Per Share

Cash instruments at fair value include investments in funds that are calculated based on the net asset value per share (NAV) of the investment fund. The firm uses NAV as its measure of fair value for fund investments when (i) the fund investment does not have a readily determinable fair value and (ii) the NAV of the investment fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the underlying investments at fair value.

The firm’s investments in funds that are calculated using NAV primarily consist of investments in firm-sponsored private equity, credit, real estate and hedge funds where the firm co-invests with third-party investors.

Private equity funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, growth investments and distressed investments. Credit funds generally invest in loans and other fixed income instruments and are focused on providing private high-yield capital for mid- to large-sized leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers. Real estate funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and property. The private equity, credit and real estate funds are primarily closed-end funds in which the firm’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated.

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

In order to be compliant with the Volcker Rule, the firm will be required to reduce most of its interests in the funds in the table below by the prescribed compliance date. To the extent that the underlying investments of particular funds are not sold, the firm may be required to sell its investments in such funds. If that occurs, the firm may receive a value for its investments that is less than the then carrying value, as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions.

Since March 2012, the firm has redeemed approximately $2.25 billion of its interests in hedge funds, including approximately $20 million and $60 million during the three and six months ended June 2014, respectively.

The tables below present the fair value of the firm’s investments in, and unfunded commitments to, funds that are calculated using NAV.

	As of June 2014
in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$ 7,510	$2,351

Credit funds	3,001	1,683

Hedge funds	1,461	—

Real estate funds	1,773	382
Total	$13,745	$4,416

	As of December 2013
in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$ 7,446	$2,575

Credit funds	3,624	2,515

Hedge funds	1,394	—

Real estate funds	1,908	471
Total	$14,372	$5,561

26	Goldman Sachs June 2014 Form 10-Q

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

The tables below present the fair value of derivatives on a net-by-counterparty basis.

	As of June 2014
in millions	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 3,059	$ 2,666

OTC	50,784	43,529
Total	$53,843	$46,195

	As of December 2013
in millions	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 4,277	$ 6,366

OTC	53,602	43,356
Total	$57,879	$49,722

Goldman Sachs June 2014 Form 10-Q	27

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

	As of June 2014			As of December 2013
in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Interest rates	$ 626,078	$ 573,843	$47,606,176	$ 641,186	$ 587,110	$44,110,483

Exchange-traded	163	231	3,429,506	157	271	2,366,448

OTC-cleared	232,572	216,279	28,501,398	266,230	252,596	24,888,301

Bilateral OTC	393,343	357,333	15,675,272	374,799	334,243	16,855,734

Credit	53,990	51,338	2,754,868	60,751	56,340	2,946,376

OTC-cleared	5,433	5,332	381,086	3,943	4,482	348,848

Bilateral OTC	48,557	46,006	2,373,782	56,808	51,858	2,597,528

Currencies	59,009	51,532	5,123,746	70,757	63,659	4,311,971

Exchange-traded	68	63	14,698	98	122	23,908

OTC-cleared	116	125	13,404	88	97	11,319

Bilateral OTC	58,825	51,344	5,095,644	70,571	63,440	4,276,744

Commodities	17,711	17,515	719,827	18,007	18,228	701,101

Exchange-traded	4,863	3,790	367,968	4,323	3,661	346,057

OTC-cleared	266	298	3,267	11	12	135

Bilateral OTC	12,582	13,427	348,592	13,673	14,555	354,909

Equities	54,644	52,771	1,523,954	56,719	55,472	1,406,499

Exchange-traded	9,963	10,580	551,650	10,544	13,157	534,840

OTC-cleared	10	1	299	—	—	—

Bilateral OTC	44,671	42,190	972,005	46,175	42,315	871,659
Subtotal	811,432	746,999	57,728,571	847,420	780,809	53,476,430
Derivatives accounted for as hedges
Interest rates	12,609	303	124,034	11,403	429	132,879

OTC-cleared	4,056	26	38,365	1,327	27	10,637

Bilateral OTC	8,553	277	85,669	10,076	402	122,242

Currencies	16	116	9,684	74	56	9,296

OTC-cleared	3	14	1,442	1	10	869

Bilateral OTC	13	102	8,242	73	46	8,427

Commodities	40	—	147	36	—	335

Exchange-traded	—	—	—	—	—	23

Bilateral OTC	40	—	147	36	—	312
Subtotal	12,665	419	133,865	11,513	485	142,510
Gross fair value/notional amount of derivatives	$ 824,097 [1]	$ 747,418 [1]	$57,862,436	$ 858,933 [1]	$ 781,294 [1]	$53,618,940
Amounts that have been offset in the condensed consolidated statements of financial condition
Counterparty netting	(674,863)	(674,863)		(707,411)	(707,411)

Exchange-traded	(11,998)	(11,998)		(10,845)	(10,845)

OTC-cleared	(220,564)	(220,564)		(254,756)	(254,756)

Bilateral OTC	(442,301)	(442,301)		(441,810)	(441,810)

Cash collateral netting	(95,391)	(26,360)		(93,643)	(24,161)

OTC-cleared	(21,460)	(1,428)		(16,353)	(2,515)

Bilateral OTC	(73,931)	(24,932)		(77,290)	(21,646)
Fair value included in financial instruments owned/financial instruments sold, but not yet purchased	$ 53,843	$ 46,195		$ 57,879	$ 49,722
Amounts that have not been offset in the condensed consolidated statements of financial condition
Cash collateral received/posted	(692)	(2,166)		(636)	(2,806)

Securities collateral received/posted	(10,951)	(10,331)		(13,225)	(10,521)
Total	$ 42,200	$ 33,698		$ 44,018	$ 36,395

1.

Includes derivative assets and derivative liabilities of $24.49 billion and $23.37 billion, respectively, as of June 2014, and derivative assets and derivative liabilities of $23.18 billion and $23.46 billion, respectively, as of December 2013, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

28	Goldman Sachs June 2014 Form 10-Q

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

Goldman Sachs June 2014 Form 10-Q	29

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

30	Goldman Sachs June 2014 Form 10-Q

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

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of June 2014 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) as of June 2014
Interest rates	$(129)	Option pricing models: Correlation [2] Volatility	(16)% to 84% (46% / 60%) 36 basis points per annum (bpa) to 165 bpa (107 bpa / 130 bpa)
Credit	$3,900 [1]	Option pricing models, correlation models and discounted cash flows models: Correlation [2] Credit spreads Upfront credit points Recovery rates	5% to 95% (62% / 63%) 1 basis points (bps) to 616 bps (124 bps / 84 bps) [3] 0 points to 99 points (40 points / 35 points) 20% to 90% (47% / 40%)
Currencies	$(81)	Option pricing models: Correlation [2]	65% to 79% (72% / 72%)
Commodities	$(7) [1]	Option pricing models and discounted cash flows models: Volatility Spread per million British Thermal units (MMBTU) of natural gas Spread per Metric Tonne (MT) of coal	9% to 43% (21% / 19%) $(2.31) to $4.55 ($(0.08) / $(0.03)) $(13.38) to $0.50 ($(7.05) / $(10.35))
Equities	$(1,499)	Option pricing models: Correlation [2] Volatility	25% to 99% (55% / 54%) 5% to 69% (19% / 19%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

2.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (40)% to 78% (Average: 28% / Median: 34%) as of June 2014.

3.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

Goldman Sachs June 2014 Form 10-Q	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of December 2013 (in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) as of December 2013
Interest rates	$(86)	Option pricing models: Correlation [2] Volatility	22% to 84% (58% / 60%) 36 bpa to 165 bpa (107 bpa / 112 bpa)
Credit	$4,176 [1]	Option pricing models, correlation models and discounted cash flows models: Correlation [2] Credit spreads Upfront credit points Recovery rates	5% to 93% (61% / 61%) 1 bps to 1,395 bps (153 bps / 116 bps) [3] 0 points to 100 points (46 points / 43 points) 20% to 85% (50% / 40%)
Currencies	$(200)	Option pricing models: Correlation [2]	65% to 79% (72% / 72%)
Commodities	$60 [1]	Option pricing models and discounted cash flows models: Volatility Spread per MMBTU of natural gas Spread per MT of coal	15% to 52% (23% / 21%) $(1.74) to $5.62 ($(0.11) / $(0.04)) $(17.00) to $0.50 ($(6.54) / $(5.00))
Equities	$(959)	Option pricing models: Correlation [2] Volatility	23% to 99% (58% / 59%) 6% to 63% (20% / 20%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

2.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (42)% to 78% (Average: 25% / Median: 30%) as of December 2013.

3.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

32	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Range of Significant Unobservable Inputs

The following provides further information about the ranges of significant unobservable inputs used to value the firm’s level 3 derivative instruments.

•

Correlation. Ranges for correlation cover a variety of underliers both within one market (e.g., equity index and equity single stock names) and across markets (e.g., correlation of an interest rate and a foreign exchange rate), as well as across regions. Generally, cross-asset correlation inputs are used to value more complex instruments and are lower than correlation inputs on assets within the same derivative product type.

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

Goldman Sachs June 2014 Form 10-Q	33

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

Counterparty netting is reflected in each level to the extent that receivable and payable balances are netted within the same level and is included in “Counterparty and cash collateral netting.” Where the counterparty netting is across levels, the netting is reflected in “Cross-Level Netting.”

	Derivative Assets at Fair Value as of June 2014
in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 4	$ 638,313	$ 370	$ —	$ —	$ 638,687

Credit	—	46,655	7,335	—	—	53,990

Currencies	—	58,699	326	—	—	59,025

Commodities	2	17,278	471	—	—	17,751

Equities	10	53,649	985	—	—	54,644
Gross fair value of derivative assets	16	814,594	9,487	—	—	824,097

Counterparty and cash collateral netting	—	(670,534)	(2,878)	(1,451)	(95,391)	(770,254)
Fair value included in financial instruments owned	$16	$ 144,060	$ 6,609	$(1,451)	$(95,391)	$ 53,843

	Derivative Liabilities at Fair Value as of June 2014
in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$41	$ 573,606	$ 499	$ —	$ —	$ 574,146

Credit	—	47,903	3,435	—	—	51,338

Currencies	—	51,241	407	—	—	51,648

Commodities	—	17,037	478	—	—	17,515

Equities	14	50,273	2,484	—	—	52,771
Gross fair value of derivative liabilities	55	740,060	7,303	—	—	747,418

Counterparty and cash collateral netting	—	(670,534)	(2,878)	(1,451)	(26,360)	(701,223)
Fair value included in financial instruments sold, but not yet purchased	$55	$ 69,526	$ 4,425	$(1,451)	$(26,360)	$ 46,195

	Derivative Assets at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$91	$ 652,104	$ 394	$ —	$ —	$ 652,589

Credit	—	52,834	7,917	—	—	60,751

Currencies	—	70,481	350	—	—	70,831

Commodities	—	17,517	526	—	—	18,043

Equities	3	55,826	890	—	—	56,719
Gross fair value of derivative assets	94	848,762	10,077	—	—	858,933

Counterparty and cash collateral netting	—	(702,703)	(3,001)	(1,707)	(93,643)	(801,054)
Fair value included in financial instruments owned	$94	$ 146,059	$ 7,076	$(1,707)	$(93,643)	$ 57,879

	Derivative Liabilities at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$93	$ 586,966	$ 480	$ —	$ —	$ 587,539

Credit	—	52,599	3,741	—	—	56,340

Currencies	—	63,165	550	—	—	63,715

Commodities	—	17,762	466	—	—	18,228

Equities	6	53,617	1,849	—	—	55,472
Gross fair value of derivative liabilities	99	774,109	7,086	—	—	781,294

Counterparty and cash collateral netting	—	(702,703)	(3,001)	(1,707)	(24,161)	(731,572)
Fair value included in financial instruments sold, but not yet purchased	$99	$ 71,406	$ 4,085	$(1,707)	$(24,161)	$ 49,722

34	Goldman Sachs June 2014 Form 10-Q

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the period.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended June 2014
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (31)	$(10)		$ (51)	$ 2	$ (6)	$ 4	$ (5)	$ (32)	$ (129)

Credit — net	3,958	26		233	122	(110)	(429)	195	(95)	3,900

Currencies — net	(143)	(17)		(36)	2	—	120	—	(7)	(81)

Commodities — net	43	5		(42)	—	(9)	(22)	(3)	21	(7)

Equities — net	(1,883)	(25)		1,004	144	(1,110)	2	(23)	392	(1,499)
Total derivatives — net	$ 1,944	$(21	) [1]	$1,108 [1]	$270	$(1,235)	$(325)	$164	$279	$ 2,184

1.	The aggregate amounts include gains/(losses) of approximately $1.11 billion and $(26) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized gain on level 3 derivatives of $1.11 billion for the three months ended June 2014 principally resulted from changes in observable inputs and was primarily attributable to the impact of an increase in equity prices on certain equity derivatives.

Transfers into level 3 derivatives during the three months ended June 2014 primarily reflected transfers of certain credit derivative assets from level 2, principally due to unobservable credit spread inputs becoming significant to the valuation of these derivatives and reduced transparency of upfront credit point inputs used to value certain other credit derivatives.

Transfers out of level 3 derivatives during the three months ended June 2014 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to unobservable inputs no longer being significant to the valuation of these derivatives and transfers of certain credit derivatives to level 2, principally due to unobservable inputs no longer being significant to the net risk of certain portfolios.

Goldman Sachs June 2014 Form 10-Q	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Six Months Ended June 2014
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (86)	$(34)	$ (83)	$ 4	$ (7)	$ 81	$ 13	$ (17)	$ (129)

Credit — net	4,176	69	564	90	(122)	(891)	117	(103)	3,900

Currencies — net	(200)	(43)	(3)	6	(15)	177	(2)	(1)	(81)

Commodities — net	60	64	(91)	10	(38)	39	(12)	(39)	(7)

Equities — net	(959)	(33)	1,393	155	(2,210)	217	(45)	(17)	(1,499)
Total derivatives — net	$2,991	$ 23 [1]	$1,780 [1]	$265	$(2,392)	$(377)	$ 71	$(177)	$ 2,184

1.	The aggregate amounts include gains/(losses) of approximately $1.85 billion and $(49) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized gain on level 3 derivatives of $1.78 billion for the six months ended June 2014 principally resulted from changes in observable inputs and was primarily attributable to the impact of an increase in equity prices on certain equity derivatives.

Transfers into level 3 derivatives during the six months ended June 2014 primarily reflected transfers from level 2 of certain credit derivative assets, principally due to reduced transparency of upfront credit point inputs used to value these derivatives.

Transfers out of level 3 derivatives during the six months ended June 2014 primarily reflected transfers of certain credit derivatives to level 2, principally due to unobservable inputs no longer being significant to the net risk of certain portfolios.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended June 2013
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (305)	$ 2		$ 77		$ 1	$ —	$ 5	$(22)	$ 12	$ (230)

Credit — net	5,882	31		(599)		109	(307)	(314)	77	(258)	4,621

Currencies — net	(289)	(18)		96		6	(3)	156	84	(2)	30

Commodities — net	(27)	15		133		14	(50)	19	(80)	1	25

Equities — net	(1,135)	12		204		130	(2,290)	198	16	260	(2,605)
Total derivatives — net	$ 4,126	$ 42	[1]	$ (89	) [1]	$260	$(2,650)	$ 64	$75	$ 13	$ 1,841

1.	The aggregate amounts include gains/(losses) of approximately $16 million and $(63) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized loss on level 3 derivatives of $89 million for the three months ended June 2013 principally resulted from changes in level 2 inputs and reflected losses on credit derivatives, primarily reflecting the impact of an increase in interest rates, tighter credit spreads and changes in foreign exchange rates. These losses were partially offset by the impact of an increase in equity prices on certain equity derivatives, a decrease in metal prices on certain commodity derivatives, and changes in foreign exchange rates and an increase in interest rates on certain currency derivatives.

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

36	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Six Months Ended June 2013
in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (355)	$ (19)		$ 86		$ 2	$ —	$ 56	$ —	$ —	$ (230)

Credit — net	6,228	10		(463)		183	(362)	(740)	295	(530)	4,621

Currencies — net	35	(45)		(192)		6	(5)	63	162	6	30

Commodities — net	(304)	(5)		62		9	(2)	55	19	191	25

Equities — net	(1,248)	(86)		90		169	(2,382)	943	(29)	(62)	(2,605)
Total derivatives — net	$ 4,356	$(145	) [1]	$(417	) [1]	$369	$(2,751)	$ 377	$447	$(395)	$ 1,841

1.	The aggregate amounts include losses of approximately $375 million and $187 million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized loss on level 3 derivatives of $417 million for the six months ended June 2013 principally resulted from changes in level 2 inputs and reflected losses on credit derivatives, primarily due to the impact of tighter credit spreads, and losses on currency derivatives, primarily due to the impact of changes in foreign exchange rates, partially offset by the impact of an increase in interest rates.

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

The net gain, including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $56 million and $120 million for the three months ended June 2014 and June 2013, respectively, and $149 million and $37 million for the six months ended June 2014 and June 2013, respectively.

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

	As of
in millions	June 2014	December 2013
Fair value of assets	$ 249	$ 285

Fair value of liabilities	440	373
Net liability	$ 191	$ 88
Notional amount	$8,124	$7,580

Goldman Sachs June 2014 Form 10-Q	37

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

	OTC Derivative Assets as of June 2014
in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 5,747	$26,406	$82,235	$ —	$ —	$ 114,388

Credit	1,646	6,476	5,537	—	—	13,659

Currencies	6,172	7,732	8,200	—	—	22,104

Commodities	3,076	3,553	176	—	—	6,805

Equities	5,778	9,702	4,974	—	—	20,454

Counterparty and cash collateral netting	(2,359)	(4,330)	(3,520)	(21,026)	(95,391)	(126,626)
Total	$20,060	$49,539	$97,602	$(21,026)	$(95,391)	$ 50,784

	OTC Derivative Liabilities as of June 2014
in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 5,443	$17,288	$26,544	$ —	$ —	$ 49,275

Credit	3,490	5,411	2,357	—	—	11,258

Currencies	6,086	4,117	4,781	—	—	14,984

Commodities	3,065	2,391	2,187	—	—	7,643

Equities	5,857	8,524	3,583	—	—	17,964

Counterparty and cash collateral netting	(2,359)	(4,330)	(3,520)	(21,026)	(26,360)	(57,595)
Total	$21,582	$33,401	$35,932	$(21,026)	$(26,360)	$ 43,529

	OTC Derivative Assets as of December 2013
in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 7,235	$26,029	$75,731	$ —	$ —	$ 108,995

Credit	1,233	8,410	5,787	—	—	15,430

Currencies	9,499	8,478	7,361	—	—	25,338

Commodities	2,843	4,040	143	—	—	7,026

Equities	7,016	9,229	4,972	—	—	21,217

Counterparty and cash collateral netting	(2,559)	(5,063)	(3,395)	(19,744)	(93,643)	(124,404)
Total	$25,267	$51,123	$90,599	$(19,744)	$(93,643)	$ 53,602

	OTC Derivative Liabilities as of December 2013
in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 5,019	$16,910	$21,903	$ —	$ —	$ 43,832

Credit	2,339	6,778	1,901	—	—	11,018

Currencies	8,843	5,042	4,313	—	—	18,198

Commodities	3,062	2,424	2,387	—	—	7,873

Equities	6,325	6,964	4,068	—	—	17,357

Counterparty and cash collateral netting	(2,559)	(5,063)	(3,395)	(19,744)	(24,161)	(54,922)
Total	$23,029	$33,055	$31,177	$(19,744)	$(24,161)	$ 43,356

38	Goldman Sachs June 2014 Form 10-Q

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

	As of
in millions	June 2014	December 2013
Net derivative liabilities under bilateral agreements	$24,229	$22,176

Collateral posted	20,617	18,178

Additional collateral or termination payments for a one-notch downgrade	1,191	911

Additional collateral or termination payments for a two-notch downgrade	3,071	2,989

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

Goldman Sachs June 2014 Form 10-Q	39

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

As of June 2014, written and purchased credit derivatives had total gross notional amounts of $1.34 trillion and $1.42 trillion, respectively, for total net notional purchased protection of $76.17 billion. As of December 2013, written and purchased credit derivatives had total gross notional amounts of $1.43 trillion and $1.52 trillion, respectively, for total net notional purchased protection of $81.55 billion. Substantially all of the firm’s written and purchased credit derivatives are in the form of credit default swaps.

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

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives				Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives	[1]	Other Purchased Credit Derivatives	[2]	Asset	Liability	Net Asset/ (Liability)
As of June 2014
Credit spread on underlying (basis points)
0-250	$293,126	$ 874,691	$85,479	$1,253,296	$1,145,055		$182,760		$33,443	$ 4,533	$ 28,910

251-500	5,533	23,683	5,230	34,446	27,722		8,229		1,865	399	1,466

501-1,000	4,550	19,802	2,075	26,427	22,481		2,242		656	1,753	(1,097)

Greater than 1,000	5,179	19,860	883	25,922	23,540		4,231		400	9,483	(9,083)
Total	$308,388	$ 938,036	$93,667	$1,340,091	$1,218,798		$197,462		$36,364	$16,168	$ 20,196

As of December 2013
Credit spread on underlying (basis points)
0-250	$286,029	$ 950,126	$79,241	$1,315,396	$1,208,334		$183,665		$32,508	$ 4,396	$ 28,112

251-500	7,148	42,570	10,086	59,804	44,642		16,884		2,837	1,147	1,690

501-1,000	3,968	18,637	1,854	24,459	22,748		2,992		101	1,762	(1,661)

Greater than 1,000	5,600	27,911	1,226	34,737	30,510		6,169		514	12,436	(11,922)
Total	$302,745	$1,039,244	$92,407	$1,434,396	$1,306,234		$209,710		$35,960	$19,741	$ 16,219

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of all other purchased credit derivatives not included in “Offsetting Purchased Credit Derivatives.”

40	Goldman Sachs June 2014 Form 10-Q

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

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Interest rate hedges	$ 361	$(4,261)	$ 856	$(6,104)

Hedged borrowings and bank deposits	(583)	3,805	(1,204)	5,198
Hedge ineffectiveness	$(222)	$ (456)	$ (348)	$ (906)

Goldman Sachs June 2014 Form 10-Q	41

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Foreign currency forward contract hedges	$(159)	$225	$(271)	$445

Foreign currency-denominated debt hedges	(39)	130	(78)	350

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three and six months ended June 2014 and June 2013.

As of June 2014 and December 2013, the firm had designated $2.05 billion and $1.97 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

The effective portion of the gains recognized on these cash flow hedges, gains reclassified to earnings from accumulated other comprehensive income and gains related to hedge ineffectiveness were not material for the three and six months ended June 2014. There were no gains/(losses) excluded from the assessment of hedge effectiveness for the three and six months ended June 2014. The firm does not expect that gains related to cash flow hedges that would be reclassified to earnings within the next twelve months will be material. The length of time over which the firm is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately eighteen months.

42	Goldman Sachs June 2014 Form 10-Q

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

Goldman Sachs June 2014 Form 10-Q	43

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both June 2014 and December 2013, there were no level 3 securities borrowed or securities loaned. The ranges of significant unobservable inputs used to value level 3 resale and repurchase agreements are as follows:

As of June 2014:

•	Yield: 1.3% to 4.7% (weighted average: 1.6%)

•	Duration: 0.1 to 2.4 years (weighted average: 2.2 years)

As of December 2013:

•	Yield: 1.3% to 3.9% (weighted average: 1.4%)

•	Duration: 0.2 to 2.7 years (weighted average: 2.5 years)

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

As of June 2014:

•	Funding spreads: 210 bps to 325 bps (weighted average: 267 bps)

•	Yield: 1.1% to 14.2% (weighted average: 5.0%)

•	Duration: 0.3 to 16.7 years (weighted average: 4.4 years)

As of December 2013:

•	Funding spreads: 40 bps to 250 bps (weighted average: 162 bps)

•	Yield: 0.9% to 14.3% (weighted average: 5.0%)

•	Duration: 0.8 to 16.1 years (weighted average: 3.7 years)

Generally, increases in funding spreads, yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings. See Note 9 for further information about collateralized agreements and financings.

44	Goldman Sachs June 2014 Form 10-Q

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

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of June 2014, the firm’s level 3 receivables from customers and counterparties were not material. The range of significant unobservable inputs used to value level 3 secured loans as of December 2013 was 40 bps to 477 bps (weighted average: 142 bps) for funding spreads.

Generally, an increase in funding spreads would result in a lower fair value measurement.

Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Such receivables are primarily comprised of customer margin loans and collateral posted in connection with certain derivative transactions. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2014 and December 2013.

Receivables from customers and counterparties not accounted for at fair value also includes loans held for investment, which are primarily comprised of collateralized loans to private wealth management clients and corporate loans. As of June 2014 and December 2013, the carrying value of such loans was $21.39 billion and $14.90 billion, respectively, which generally approximated fair value. As of June 2014, had these loans been carried at fair value and included in the fair value hierarchy, $10.24 billion and $11.20 billion would have been classified in level 2 and level 3, respectively. As of December 2013, had these loans been carried at fair value and included in the fair value hierarchy, $6.16 billion and $8.75 billion would have been classified in level 2 and level 3, respectively.

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

Goldman Sachs June 2014 Form 10-Q	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

	Other Financial Assets at Fair Value as of June 2014
in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$17,509	$ 6,438	$ —	$ 23,947

Securities purchased under agreements to resell	—	108,454	50	108,504

Securities borrowed	—	51,971	—	51,971

Receivables from customers and counterparties	—	6,955	55	7,010
Total	$17,509	$173,818	$ 105	$191,432

	Other Financial Liabilities at Fair Value as of June 2014
in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 9,609	$ 525	$ 10,134

Securities sold under agreements to repurchase	—	106,411	555	106,966

Securities loaned	—	1,529	—	1,529

Other secured financings	—	22,811	1,035	23,846

Unsecured short-term borrowings	—	14,560	3,057	17,617

Unsecured long-term borrowings	—	12,540	2,163	14,703

Other liabilities and accrued expenses	—	56	432	488
Total	$ —	$167,516	$7,767	$175,283

	Other Financial Assets at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$19,502	$ 12,435	$ —	$ 31,937

Securities purchased under agreements to resell	—	161,234	63	161,297

Securities borrowed	—	60,384	—	60,384

Receivables from customers and counterparties	—	7,181	235	7,416

Other assets	—	18	—	18
Total	$19,502	$241,252	$ 298	$261,052

	Other Financial Liabilities at Fair Value as of December 2013
in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 6,870	$ 385	$ 7,255

Securities sold under agreements to repurchase	—	163,772	1,010	164,782

Securities loaned	—	973	—	973

Other secured financings	—	22,572	1,019	23,591

Unsecured short-term borrowings	—	15,680	3,387	19,067

Unsecured long-term borrowings	—	9,854	1,837	11,691

Other liabilities and accrued expenses	—	362	26	388
Total	$ —	$220,083	$7,664	$227,747

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three and six months ended June 2014 and June 2013. The tables below present information about transfers between level 2 and level 3.

Level 3 Rollforward

If a financial asset or financial liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3.

46	Goldman Sachs June 2014 Form 10-Q

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

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended June 2014
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 63	$ —		$ —		$ —	$ —	$ —	$ (13)	$ —	$ —	$ 50

Receivables from customers and counterparties	34	1		—		22	—	—	(2)	—	—	55
Total	$ 97	$ 1	[1]	$ —		$ 22	$ —	$ —	$ (15)	$ —	$ —	$ 105
1. Included in “Market making.”

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended June 2014
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 435	$ —		$ 10		$ —	$ —	$ 82	$ (2)	$ —	$ —	$ 525

Securities sold under agreements to repurchase	785	—		2		—	—	—	(232)	—	—	555

Other secured financings	1,132	5		(6)		—	—	15	(99)	—	(12)	1,035

Unsecured short-term borrowings	3,392	4		121		(3)	—	321	(468)	332	(642)	3,057

Unsecured long-term borrowings	1,789	11		12		(2)	—	322	(104)	238	(103)	2,163

Other liabilities and accrued expenses	333	4		94		—	—	—	1	—	—	432
Total	$7,866	$ 24	[1]	$233	[1]	$ (5)	$ —	$740	$(904)	$570	$(757)	$7,767

1.	The aggregate amounts include losses of approximately $113 million, $138 million and $6 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial liabilities of $233 million for the three months ended June 2014 primarily reflected losses on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in global equity prices, and certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments.

Transfers into level 3 of other financial liabilities during the three months ended June 2014 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to unobservable inputs being significant to the valuation of these instruments.

Transfers out of level 3 of other financial liabilities during the three months ended June 2014 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2, principally due to unobservable inputs not being significant to the valuation of these instruments.

Goldman Sachs June 2014 Form 10-Q	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Six Months Ended June 2014
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 63	$ —		$ —		$ —	$ —	$ —	$ (13)	$ —	$ —	$ 50

Receivables from customers and counterparties	235	1		3		22	—	—	(26)	—	(180)	55
Total	$ 298	$ 1	[1]	$ 3	[1]	$ 22	$ —	$ —	$ (39)	$ —	$ (180)	$ 105
1. The aggregate amounts include gains of approximately $4 million reported in “Market making.”

	Level 3 Other Financial Liabilities at Fair Value for the Six Months Ended June 2014
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 385	$ —		$ 16		$ —	$ —	$ 128	$ (4)	$ —	$ —	$ 525

Securities sold under agreements to repurchase	1,010	—		2		—	—	—	(457)	—	—	555

Other secured financings	1,019	9		(6)		—	—	407	(231)	29	(192)	1,035

Unsecured short-term borrowings	3,387	8		79		(3)	—	1,033	(1,239)	500	(708)	3,057

Unsecured long-term borrowings	1,837	20		42		(2)	—	448	(203)	905	(884)	2,163

Other liabilities and accrued expenses	26	5		100		—	—	—	—	301	—	432
Total	$7,664	$ 42	[1]	$233	[1]	$ (5)	$ —	$2,016	$(2,134)	$1,735	$(1,784)	$7,767

1.	The aggregate amounts include losses of approximately $120 million, $144 million and $11 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial assets and liabilities of $230 million (reflecting $3 million of gains on other financial assets and $233 million of losses on other financial liabilities) for the six months ended June 2014 primarily reflected losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments, and certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in global equity prices.

Transfers out of level 3 of other financial assets during the six months ended June 2014 primarily reflected transfers of certain secured loans included in receivables from customers and counterparties to level 2, principally due to unobservable inputs not being significant to the net risk of the portfolio.

Transfers into level 3 of other financial liabilities during the six months ended June 2014 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to unobservable inputs being significant to the valuation of these instruments.

Transfers out of level 3 of other financial liabilities during the six months ended June 2014 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to unobservable inputs not being significant to the valuation of these instruments.

48	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended June 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 104	$ 1		$ —		$ —	$ —	$ —	$ (4)	$ —	$ —	$ 101

Receivables from customers and counterparties	633	—		2		—	—	—	(1)	—	(469)	165

Other assets	565	—		18		104	(555)	—	(10)	940	—	1,062
Total	$ 1,302	$ 1	[1]	$ 20	[1]	$104	$(555)	$ —	$ (15)	$940	$(469)	$ 1,328
1. The aggregate amounts include gains of approximately $20 million and $1 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended June 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 398	$ —		$ (16)		$ —	$ —	$ 38	$ (2)	$ —	$ (58)	$ 360

Securities sold under agreements to repurchase	1,777	—		—		—	—	—	(759)	—	—	1,018

Other secured financings	1,165	4		(30)		—	—	4	(257)	—	—	886

Unsecured short-term borrowings	2,735	1		(80)		—	—	651	(437)	205	(162)	2,913

Unsecured long-term borrowings	1,808	3		(30)		—	—	125	(219)	15	(429)	1,273

Other liabilities and accrued expenses	11,277	—		(507)		—	(677)	—	(118)	—	—	9,975
Total	$19,160	$ 8	[1]	$(663	) [1]	$ —	$(677)	$818	$(1,792)	$220	$(649)	$16,425

1.

The aggregate amounts include gains/(losses) of approximately $713 million, $(56) million and $(2) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized gain on level 3 other financial assets and liabilities of $683 million (reflecting $20 million of gains on other financial assets and $663 million of gains on other financial liabilities) for the three months ended June 2013 primarily reflected the impact of an increase in interest rates on certain insurance liabilities.

Transfers into level 3 of other financial assets during the three months ended June 2013 included assets related to the firm’s European insurance business that were reclassified from receivables from customers and counterparties and financial instruments owned, at fair value to other assets, as this business was classified as held for sale during the period.

Transfers out of level 3 of other financial assets during the three months ended June 2013 included assets related to the firm’s European insurance business that were reclassified from receivables from customers and counterparties to level 3 other assets, as this business was classified as held for sale during the period.

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

Goldman Sachs June 2014 Form 10-Q	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Six Months Ended June 2013
in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 278	$ 2		$ —		$ —	$ —	$ —	$ (20)	$ —	$(159)	$ 101

Receivables from customers and counterparties	641	—		(1)		—	—	—	(1)	—	(474)	165

Other assets	507	—		(3)		136	(507)	—	—	929	—	1,062
Total	$ 1,426	$ 2	[1]	$ (4	) [1]	$136	$(507)	$ —	$ (21)	$929	$(633)	$ 1,328
1. The aggregate amounts include gains/(losses) of approximately $(4) million and $2 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Six Months Ended June 2013
in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 359	$ —		$ (12)		$ —	$ —	$ 74	$ (3)	$ —	$ (58)	$ 360

Securities sold under agreements to repurchase	1,927	—		—		—	—	—	(909)	—	—	1,018

Other secured financings	1,412	6		(20)		—	—	169	(808)	127	—	886

Unsecured short-term borrowings	2,584	11		(96)		—	—	1,044	(830)	386	(186)	2,913

Unsecured long-term borrowings	1,917	12		(72)		(3)	(10)	307	(423)	68	(523)	1,273

Other liabilities and accrued expenses	11,274	—		(696)		304	(692)	—	(215)	—	—	9,975
Total	$19,473	$ 29	[1]	$(896	) [1]	$301	$(702)	$1,594	$(3,188)	$581	$(767)	$16,425

1.

The aggregate amounts include gains/(losses) of approximately $1.00 billion, $(133) million and $(4) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized gain on level 3 other financial assets and liabilities of $892 million (reflecting $4 million of losses on other financial assets and $896 million of gains on other financial liabilities) for the six months ended June 2013 primarily reflected a net gain on certain insurance liabilities, principally due to changes in foreign exchange rates and an increase in interest rates.

Transfers into level 3 of other financial assets during the six months ended June 2013 included assets related to the firm’s European insurance business that were reclassified from receivables from customers and counterparties and financial instruments owned, at fair value to other assets, as this business was classified as held for sale during the period.

Transfers out of level 3 of other financial assets during the six months ended June 2013 included assets related to the firm’s European insurance business that were reclassified from receivables from customers and counterparties to level 3 other assets, as this business was classified as held for sale during the period and transfers of certain resale agreements to level 2, principally due to increased price transparency as a result of market transactions in similar instruments.

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

50	Goldman Sachs June 2014 Form 10-Q

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

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Three Months Ended June			Six Months Ended June
in millions	2014		2013	2014	2013
Unsecured short-term borrowings [1]	$ (389)		$ 764	$ (232)	$ 616

Unsecured long-term borrowings [2]	(500)		350	(776)	548

Other liabilities and accrued expenses [3]	(98)		592	(79)	784

Other	(115	) [4]	(19)	(114)	(156)
Total	$(1,102)		$1,687	$(1,201)	$1,792

1.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(364) million and $738 million for the three months ended June 2014 and June 2013, respectively, and $(198) million and $608 million for the six months ended June 2014 and June 2013, respectively.

2.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(490) million and $308 million for the three months ended June 2014 and June 2013, respectively, and $(775) million and $592 million for the six months ended June 2014 and June 2013, respectively.

3.	Includes gains/(losses) on certain subordinated liabilities issued by consolidated VIEs. Gains/(losses) for the three and six months ended June 2013 also includes gains on certain insurance contracts.

4.	Primarily consists of gains/(losses) on receivables from customers and counterparties, other secured financings, deposits and securities borrowed.

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

	As of
in millions	June 2014	December 2013
Performing loans and long-term receivables
Aggregate contractual principal in excess of the related fair value	$ 2,361	$ 3,106

Loans on nonaccrual status and/or more than 90 days past due [1]
Aggregate contractual principal in excess of the related fair value (excluding loans carried at zero fair value and considered uncollectible)	12,431	11,041

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	3,122	2,781

1.

The aggregate contractual principal amount of these loans exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of June 2014 and December 2013, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $710 million and $1.22 billion, respectively, and the related total contractual amount of these lending commitments was $42.11 billion and $51.54 billion, respectively. See Note 18 for further information about lending commitments.

Goldman Sachs June 2014 Form 10-Q	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $118 million and $154 million as of June 2014 and December 2013, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $192 million and $92 million as of June 2014 and December 2013, respectively. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $597 million and $671 million for the three months ended June 2014 and June 2013, respectively, and $1.21 billion and $1.47 billion for the six months ended June 2014 and June 2013, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Net gains/(losses) including hedges	$(19)	$59	$(4)	$(18)

Net gains/(losses) excluding hedges	(20)	67	(6)	(42)

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
in millions	June 2014	December 2013
Securities purchased under agreements to resell [1]	$109,103	$161,732

Securities borrowed [2]	164,719	164,566

Securities sold under agreements to repurchase [1]	106,966	164,782

Securities loaned [2]	9,440	18,745

1.

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of June 2014 and December 2013, $51.97 billion and $60.38 billion of securities borrowed, and $1.53 billion and $973 million of securities loaned were at fair value, respectively.

52	Goldman Sachs June 2014 Form 10-Q

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos-to-maturity” are accounted for as sales. A repo-to-maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. See Note 3 for information about future changes to the accounting for repos-to-maturity. The firm had no repos-to-maturity outstanding as of June 2014 or December 2013.

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of June 2014 and December 2013.

Goldman Sachs June 2014 Form 10-Q	53

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

	As of June 2014
	Assets		Liabilities
in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 143,277	$ 173,022	$ 137,501	$ 14,944

Counterparty netting	(30,535)	(5,504)	(30,535)	(5,504)
Total	112,742 [1]	167,518 [1]	106,966	9,440
Amounts that have not been offset in the condensed consolidated statements of financial condition
Counterparty netting	(10,161)	(1,491)	(10,161)	(1,491)

Collateral	(95,550)	(147,451)	(87,486)	(7,750)
Total	$ 7,031	$ 18,576	$ 9,319	$ 199

	As of December 2013
	Assets		Liabilities
in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 190,536	$ 172,283	$ 183,913	$ 23,700

Counterparty netting	(19,131)	(4,955)	(19,131)	(4,955)
Total	171,405 [1]	167,328 [1]	164,782	18,745
Amounts that have not been offset in the condensed consolidated statements of financial condition
Counterparty netting	(10,725)	(2,224)	(10,725)	(2,224)

Collateral	(152,914)	(147,223)	(141,300)	(16,278)
Total	$ 7,766	$ 17,881	$ 12,757	$ 243

1.

As of June 2014 and December 2013, the firm had $3.64 billion and $9.67 billion, respectively, of securities received under resale agreements, and $2.80 billion and $2.77 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

54	Goldman Sachs June 2014 Form 10-Q

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

Other secured financings include arrangements that are nonrecourse. As of June 2014 and December 2013, nonrecourse other secured financings were $1.81 billion and $1.54 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these financings been included in the firm’s fair value hierarchy, they would have primarily been classified in level 2 as of June 2014 and December 2013.

The tables below present information about other secured financings. In the tables below:

•

short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder;

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates;
•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable; and

•	weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

	As of June 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 8,646	$10,053	$18,699

At amortized cost	40	—	40

Weighted average interest rates	5.37%	—%

Other secured financings (long-term):
At fair value	3,046	2,101	5,147

At amortized cost	503	789	1,292

Weighted average interest rates	3.12%	1.59%
Total [1]	$12,235	$12,943	$25,178
Amount of other secured financings collateralized by:
Financial instruments [2]	$12,000	$12,284	$24,284

Other assets	235	659	894

	As of December 2013
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 9,374	$ 7,828	$17,202

At amortized cost	88	—	88

Weighted average interest rates	2.86%	—%

Other secured financings (long-term):
At fair value	3,711	2,678	6,389

At amortized cost	372	763	1,135

Weighted average interest rates	3.78%	1.53%
Total [1]	$13,545	$11,269	$24,814
Amount of other secured financings collateralized by:
Financial instruments [2]	$13,366	$10,880	$24,246

Other assets	179	389	568

1.

Includes $1.21 billion and $1.54 billion related to transfers of financial assets accounted for as financings rather than sales as of June 2014 and December 2013, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $1.21 billion and $1.58 billion as of June 2014 and December 2013, respectively.

2.

Includes $14.21 billion and $14.75 billion of other secured financings collateralized by financial instruments owned, at fair value as of June 2014 and December 2013, respectively, and includes $10.07 billion and $9.50 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of June 2014 and December 2013, respectively.

Goldman Sachs June 2014 Form 10-Q	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents other secured financings by maturity.

in millions	As of June 2014
Other secured financings (short-term)	$18,739

Other secured financings (long-term):
2015	1,654

2016	2,028

2017	707

2018	803

2019	469

2020-thereafter	778
Total other secured financings (long-term)	6,439
Total other secured financings	$25,178

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

	As of
in millions	June 2014	December 2013
Collateral available to be delivered or repledged	$588,135	$608,390

Collateral that was delivered or repledged	447,809	450,127

The table below presents information about assets pledged.

	As of
in millions	June 2014	December 2013
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 72,244	$ 62,348

Did not have the right to deliver or repledge	78,591	84,799

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	1,081	769

56	Goldman Sachs June 2014 Form 10-Q

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

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Residential mortgages	$5,477	$7,373	$11,698	$14,640

Commercial mortgages	1,040	1,197	1,040	3,365

Other financial assets	481	—	481	—
Total	$6,998	$8,570	$13,219	$18,005
Cash flows on retained interests	$ 114	$ 135	$ 177	$ 246

Goldman Sachs June 2014 Form 10-Q	57

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

	As of June 2014
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$60,183	$3,552	$ —

Other residential mortgage-backed	2,163	91	—

Other commercial mortgage-backed	1,785	63	97

CDOs, CLOs and other	5,119	107	115
Total	$69,250	$3,813	$212

	As of December 2013
in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$61,543	$3,455	$ —

Other residential mortgage-backed	2,072	46	—

Other commercial mortgage-backed	7,087	140	153

CDOs, CLOs and other	6,861	86	8
Total [1]	$77,563	$3,727	$161

1.	Outstanding principal amount includes $418 million related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

In addition, the outstanding principal and fair value of retained interests in the tables above relate to the following types of securitizations and vintage as described:

•

the outstanding principal amount and fair value of retained interests for U.S. government agency-issued collateralized mortgage obligations as of June 2014 primarily relate to securitizations during 2014, 2013 and 2012, and as of December 2013 primarily relate to securitizations during 2013 and 2012;

•

the outstanding principal amount and fair value of retained interests for other residential mortgage-backed obligations as of June 2014 primarily relate to prime and Alt-A securitizations during 2007 and 2006, and resecuritizations during 2014, and as of December 2013 primarily relate to prime and Alt-A securitizations during 2007 and 2006;

•

the outstanding principal amount and fair value of retained interests for other commercial mortgage-backed obligations as of June 2014 primarily relate to securitizations during 2014 and 2013, and as of December 2013 primarily relate to securitizations during 2013; and

•

the outstanding principal amount and fair value of retained interests for CDOs, CLOs and other as of June 2014 primarily relate to securitizations during 2014 and 2007, and as of December 2013 primarily relate to securitizations during 2007.

In addition to the interests in the tables above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $51 million and $26 million as of June 2014 and December 2013, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

58	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of June 2014
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]
Fair value of retained interests	$ 3,706	$ 107

Weighted average life (years)	6.7	3.6

Constant prepayment rate	10.9%	N.M.

Impact of 10% adverse change	$ (29)	N.M.

Impact of 20% adverse change	(55)	N.M.

Discount rate	3.2%	N.M.

Impact of 10% adverse change	$ (62)	N.M.

Impact of 20% adverse change	(122)	N.M.

	As of December 2013
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]
Fair value of retained interests	$ 3,641	$ 86

Weighted average life (years)	8.3	1.9

Constant prepayment rate	7.5%	N.M.

Impact of 10% adverse change	$ (36)	N.M.

Impact of 20% adverse change	(64)	N.M.

Discount rate	3.9%	N.M.

Impact of 10% adverse change	$ (85)	N.M.

Impact of 20% adverse change	(164)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of June 2014 and December 2013. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $107 million and $86 million as of June 2014 and December 2013, respectively.

In the tables above:

•	amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests;

•

changes in fair value based on an adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear;

•

the impact of a change in a particular assumption is calculated independently of changes in any other assumption. In practice, simultaneous changes in assumptions might magnify or counteract the sensitivities disclosed above;

•	the constant prepayment rate is included only for positions for which it is a key assumption in the determination of fair value;

•	the discount rate for retained interests that relate to U.S. government agency-issued collateralized mortgage obligations does not include any credit loss; and

•	expected credit loss assumptions are reflected in the discount rate for the remainder of retained interests.

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

Goldman Sachs June 2014 Form 10-Q	59

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

Other VIEs. Other primarily includes nonconsolidated power-related and investment fund VIEs. The firm purchases debt and equity securities issued by VIEs that hold power-related assets, and may provide commitments to these VIEs. The firm also makes equity investments in certain of the investment fund VIEs it manages, and is entitled to receive fees from these VIEs. The firm typically does not sell assets to, or enter into derivatives with, these VIEs.

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

60	Goldman Sachs June 2014 Form 10-Q

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statement of financial condition as follows:

•

Substantially all assets held by the firm related to mortgage-backed, corporate CDO and CLO, and other asset-backed VIEs are included in “Financial instruments owned, at fair value.” Substantially all liabilities held by the firm related to corporate CDO and CLO, and other asset-backed VIEs are included in “Financial instruments sold, but not yet purchased, at fair value.”

•

Substantially all assets held by the firm related to real estate, credit-related and other investing VIEs are included in “Financial instruments owned, at fair value,” “Receivables from customers and counterparties,” and “Other assets.” Substantially all liabilities held by the firm related to real estate, credit-related and other investing VIEs are included in “Financial Instruments sold, but not yet purchased, at fair value.”

•	Substantially all assets held by the firm related to other VIEs are included in “Financial instruments owned, at fair value.”

Goldman Sachs June 2014 Form 10-Q	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nonconsolidated VIEs
	As of June 2014
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Other	Total
Assets in VIE	$79,998	[2]	$13,769	$9,842	$5,961	$4,779	$114,349

Carrying Value of the Firm’s Variable Interests
Assets	5,649		738	3,118	426	239	10,170

Liabilities	—		11	1	15	—	27

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	3,706		34	—	73	—	3,813

Purchased interests	1,943		447	—	174	—	2,564

Commitments and guarantees [1]	—		—	467	186	409	1,062

Derivatives [1]	339		3,059	—	2,422	80	5,900

Loans and investments	—		—	3,118	—	239	3,357
Total	$ 5,988	[2]	$ 3,540	$3,585	$2,855	$ 728	$ 16,696

	Nonconsolidated VIEs
	As of December 2013
in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Other	Total
Assets in VIE	$86,562	[2]	$19,761	$8,599	$4,401	$2,925	$122,248

Carrying Value of the Firm’s Variable Interests
Assets	5,269		1,063	2,756	284	165	9,537

Liabilities	—		3	2	40	—	45

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	3,641		80	—	6	—	3,727

Purchased interests	1,627		659	—	142	—	2,428

Commitments and guarantees	—		—	485	—	281	766

Derivatives [1]	586		4,809	—	2,115	—	7,510

Loans and investments	—		—	2,756	—	165	2,921
Total	$ 5,854	[2]	$ 5,548	$3,241	$2,263	$ 446	$ 17,352

1.

The aggregate amounts include $1.72 billion and $2.01 billion as of June 2014 and December 2013, respectively, related to commitments and derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $4.34 billion and $850 million, respectively, as of June 2014, and $4.55 billion and $900 million, respectively, as of December 2013, related to CDOs backed by mortgage obligations.

62	Goldman Sachs June 2014 Form 10-Q

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

The liabilities of real estate, credit-related and other investing VIEs, and CDOs, mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

	Consolidated VIEs
	As of June 2014
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 98	$ —	$ —	$ 98

Cash and securities segregated for regulatory and other purposes	81	—	43	124

Receivables from customers and counterparties	52	—	—	52

Financial instruments owned, at fair value	2,309	150	159	2,618

Other assets	581	—	—	581
Total	$3,121	$150	$ 202	$3,473
Liabilities
Other secured financings	$ 317	$129	$ 403	$ 849

Financial Instruments sold, but not yet purchased, at fair value	—	9	—	9

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,187	1,187

Unsecured long-term borrowings	37	—	139	176

Other liabilities and accrued expenses	444	—	—	444
Total	$ 798	$138	$1,729	$2,665

	Consolidated VIEs
	As of December 2013
in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 183	$ —	$ —	$ 183

Cash and securities segregated for regulatory and other purposes	84	—	63	147

Receivables from customers and counterparties	50	—	—	50

Financial instruments owned, at fair value	1,309	310	155	1,774

Other assets	921	—	—	921
Total	$2,547	$310	$ 218	$3,075
Liabilities
Other secured financings	$ 417	$198	$ 404	$1,019

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,258	1,258

Unsecured long-term borrowings	57	—	193	250

Other liabilities and accrued expenses	556	—	—	556
Total	$1,030	$198	$1,855	$3,083

Goldman Sachs June 2014 Form 10-Q	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
in millions	June 2014	December 2013
Property, leasehold improvements and equipment	$ 8,884	$ 9,196

Goodwill and identifiable assets	4,469	4,376

Income tax-related assets	5,769	5,241

Equity-method investments [1]	405	417

Miscellaneous receivables and other [2]	3,864	3,279
Total	$23,391	$22,509

1.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $6.33 billion and $6.07 billion as of June 2014 and December 2013, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

2.	Includes $415 million related to investments in qualified affordable housing projects as of June 2014.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is presented net of accumulated depreciation and amortization of $9.51 billion and $9.04 billion as of June 2014 and December 2013, respectively. Property, leasehold improvements and equipment included $6.01 billion and $6.02 billion as of June 2014 and December 2013, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

During the first half of 2014, as a result of continued deterioration in market and operating conditions, the firm determined that certain assets, substantially all of which related to a consolidated investment in Latin America, were impaired and recorded impairment losses of $194 million ($180 million related to property, leasehold improvements and equipment and $14 million related to identifiable intangible assets).

These impairment losses, all of which were included in “Depreciation and amortization” within the firm’s Investing & Lending segment, represented the excess of the carrying values of these assets over their estimated fair values, substantially all of which are calculated using level 3 measurements. These fair values were calculated using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to result from the use and eventual disposition of these assets.

64	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill
	As of
in millions	June 2014	December 2013
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,404	2,404

Securities Services	105	105

Investing & Lending	60	60

Investment Management	588	586
Total	$3,707	$3,705

	Identifiable Intangible Assets
	As of
in millions	June 2014	December 2013
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution [1]	$ 178	$ 35

Equities Client Execution	320	348

Investing & Lending	142	180

Investment Management	122	108
Total	$ 762	$ 671

1.	The increase from December 2013 to June 2014 is primarily related to the acquisition of commodities-related intangible assets.

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

During the fourth quarter of 2013, the firm assessed goodwill for impairment. Multiple factors were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the fair value of any of the reporting units was less than its carrying amount. The qualitative assessment also considered changes since the quantitative goodwill impairment test performed during the fourth quarter of 2012. During the fourth quarter of 2013, the firm determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount. Therefore, the firm determined that goodwill was not impaired and that a quantitative goodwill impairment test was not required.

Goodwill is assessed annually in the fourth quarter for impairment or more frequently if events occur or circumstances change that indicate an impairment may exist. There were no events or changes in circumstances during the six months ended June 2014 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying amount as of June 2014.

Goldman Sachs June 2014 Form 10-Q	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

	As of
$ in millions	June 2014	Weighted Average Remaining Lives (years)	December 2013
Customer lists
Gross carrying amount	$ 1,088		$ 1,102

Accumulated amortization	(710)		(706)
Net carrying amount	378	7	396

Commodities-related [1]
Gross carrying amount	631		510

Accumulated amortization	(356)		(341)
Net carrying amount	275	8	169

Other [2]
Gross carrying amount	915		906

Accumulated amortization	(806)		(800)
Net carrying amount	109	11	106

Total
Gross carrying amount	2,634		2,518

Accumulated amortization	(1,872)		(1,847)
Net carrying amount	$ 762	8	$ 671

1.	Primarily includes commodities-related transportation rights, customer contracts and relationships, and permits.

2.	Primarily includes the firm’s exchange-traded fund lead market maker rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives or based on economic usage for certain commodities-related intangibles.

The tables below present amortization for the three and six months ended June 2014 and June 2013, and the estimated future amortization through 2019 for identifiable intangible assets.

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Amortization	$38	$30	$86	$72

in millions Estimated future amortization	As of June 2014
Remainder of 2014	$ 78

2015	136

2016	124

2017	117

2018	98

2019	69

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

	As of
in millions	June 2014	December 2013
U.S. offices	$61,532	$61,016

Non-U.S. offices	12,218	9,791
Total	$73,750	$70,807

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of June 2014
in millions	U.S.		Non-U.S.		Total
Remainder of 2014	$ 2,220		$6,635		$ 8,855

2015	4,375		1,001		5,376

2016	2,945		—		2,945

2017	3,416		—		3,416

2018	2,207		—		2,207

2019	2,261		—		2,261

2020 - thereafter	4,190		47		4,237
Total	$21,614	[1]	$7,683	[2]	$29,297	[3]

1.

Includes $10 million greater than $100,000, of which $4 million matures within three months, $1 million matures within three to six months, $3 million matures within six to twelve months, and $2 million matures after twelve months.

2.	Includes $6.00 billion greater than $100,000.

3.	Includes $10.13 billion of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

66	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 2014 and December 2013, deposits include $44.45 billion and $46.02 billion, respectively, of savings and demand deposits, which have no stated maturity, and were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges on substantially all of its time deposits for which it has not elected the fair value option. Accordingly, $19.17 billion and $17.53 billion as of June 2014 and December 2013, respectively, of time deposits were effectively converted from fixed-rate obligations to floating-rate obligations and were recorded at amounts that generally approximate fair value. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2.

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
in millions	June 2014	December 2013
Other secured financings (short-term)	$18,739	$17,290

Unsecured short-term borrowings	45,755	44,692
Total	$64,494	$61,982

See Note 9 for information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2014 and December 2013.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of
$ in millions	June 2014	December 2013
Current portion of unsecured long-term borrowings	$27,448	$25,312

Hybrid financial instruments	12,189	13,391

Promissory notes	333	292

Commercial paper	819	1,011

Other short-term borrowings	4,966	4,686
Total	$45,755	$44,692
Weighted average interest rate [1]	1.43%	1.65%

1.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs June 2014 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
in millions	June 2014	December 2013
Other secured financings (long-term)	$ 6,439	$ 7,524

Unsecured long-term borrowings	167,019	160,965
Total	$173,458	$168,489

See Note 9 for information about other secured financings. The tables below present unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of June 2014
in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 87,257	$38,640	$125,897

Floating-rate obligations [2]	25,830	15,292	41,122
Total	$113,087	$53,932	$167,019

	As of December 2013
in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 85,515	$35,351	$120,866

Floating-rate obligations [2]	22,590	17,509	40,099
Total	$108,105	$52,860	$160,965

1.

Interest rates on U.S. dollar-denominated debt ranged from 1.55% to 10.04% (with a weighted average rate of 5.11%) and 1.35% to 10.04% (with a weighted average rate of 5.19%) as of June 2014 and December 2013, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.02% to 13.00% (with a weighted average rate of 4.11%) and 0.33% to 13.00% (with a weighted average rate of 4.29%) as of June 2014 and December 2013, respectively.

2.	Floating interest rates generally are based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

The table below presents unsecured long-term borrowings by maturity date.

in millions	As of June 2014
2015	$ 10,475

2016	23,124

2017	21,575

2018	23,891

2019	11,227

2020 - thereafter	76,727
Total [1]	$167,019

1.

Includes $8.80 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $97 million in 2015, $636 million in 2016, $897 million in 2017, $960 million in 2018, $499 million in 2019 and $5.71 billion in 2020 and thereafter.

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

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of June 2014 and December 2013. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of approximately 3% in the carrying value of total unsecured long-term borrowings as of both June 2014 and December 2013. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2014 and December 2013.

68	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
in millions	June 2014	December 2013
Fixed-rate obligations
At fair value	$ 471	$ 471

At amortized cost [1]	38,227	33,700

Floating-rate obligations
At fair value	14,232	11,220

At amortized cost [1]	114,089	115,574
Total	$167,019	$160,965

1.

The weighted average interest rates on the aggregate amounts were 2.82% (4.95% related to fixed-rate obligations and 2.13% related to floating-rate obligations) and 2.73% (5.23% related to fixed-rate obligations and 2.04% related to floating-rate obligations) as of June 2014 and December 2013, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of June 2014 and December 2013, subordinated debt had maturities ranging from 2017 to 2038, and 2015 to 2038, respectively. The tables below present subordinated borrowings.

	As of June 2014
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt	$14,613	$17,285	3.84%

Junior subordinated debt	2,835	3,811	5.89%
Total subordinated borrowings	$17,448	$21,096	4.18%

	As of December 2013
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt	$14,508	$16,982	4.16%

Junior subordinated debt	2,835	3,760	4.79%
Total subordinated borrowings	$17,343	$20,742	4.26%

1.

Weighted average interest rates after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

Junior Subordinated Debt

Junior Subordinated Debt Held by 2012 Trusts. In 2012, the Vesey Street Investment Trust I and the Murray Street Investment Trust I (together, the 2012 Trusts) issued an aggregate of $2.25 billion of senior guaranteed trust securities to third parties. The proceeds of that offering were used to fund purchases of $1.75 billion of junior subordinated debt securities issued by Group Inc. that pay interest semi-annually at a fixed annual rate of 4.647% and mature on March 9, 2017, and $500 million of junior subordinated debt securities issued by Group Inc. that pay interest semi-annually at a fixed annual rate of 4.404% and mature on September 1, 2016. During the second quarter of 2014, the firm exchanged $175 million of the senior guaranteed trust securities held by the firm for $175 million of junior subordinated debt securities held by the Murray Street Investment Trust I. As a result of this exchange, these senior guaranteed trust securities and junior subordinated debt securities were extinguished.

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

Goldman Sachs June 2014 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The firm has the right to defer payments on the junior subordinated debt, subject to limitations. During any such deferral period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. However, as Group Inc. fully and unconditionally guarantees the payment of the distribution and redemption amounts when due on a senior basis on the senior guaranteed trust securities issued by the 2012 Trusts, if the 2012 Trusts are unable to make scheduled distributions to the holders of the senior guaranteed trust securities, under the guarantee, Group Inc. would be obligated to make those payments. As such, the $2.08 billion of junior subordinated debt held by the 2012 Trusts for the benefit of investors is not classified as junior subordinated debt.

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

Junior Subordinated Debt Issued in Connection with Trust Preferred Securities. Group Inc. issued $2.84 billion of junior subordinated debentures in 2004 to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debentures from Group Inc. During the second quarter of 2014, the firm purchased $1.22 billion (par amount) of Trust Preferred Securities for $1.36 billion. The firm intends to deliver these Trust Preferred Securities and $37.6 million of common beneficial interests to the Trust in August 2014 in exchange for a corresponding par amount of the junior subordinated debentures. Following the exchange, these Trust Preferred Securities, common beneficial interests and junior subordinated debentures will be extinguished. As of June 2014, the Trust Preferred Securities held by the firm are reported in “Financial instruments owned, at fair value.” The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
in millions	June 2014	December 2013
Compensation and benefits	$ 6,931	$ 7,874

Noncontrolling interests [1]	213	326

Income tax-related liabilities	1,342	1,974

Employee interests in consolidated funds	191	210

Subordinated liabilities issued by consolidated VIEs	552	477

Accrued expenses and other	5,270	5,183
Total	$14,499	$16,044

1.	Primarily relates to consolidated investment funds.

70	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of June 2014				Total Commitments as of
in millions	Remainder of 2014	2015- 2016	2017- 2018	2019- Thereafter	June 2014	December 2013
Commitments to extend credit
Commercial lending:
Investment-grade	$ 3,255	$15,317	$28,401	$12,103	$ 59,076	$ 60,499

Non-investment-grade	1,119	6,752	10,235	10,504	28,610	25,412

Warehouse financing	250	1,338	231	—	1,819	1,716
Total commitments to extend credit	4,624	23,407	38,867	22,607	89,505	87,627
Contingent and forward starting resale and securities borrowing agreements	44,210	10	34	—	44,254	34,410

Forward starting repurchase and secured lending agreements	18,246	—	—	—	18,246	8,256

Letters of credit [1]	203	125	10	5	343	501

Investment commitments	819	4,313	13	313	5,458	7,116

Other	6,104	138	50	64	6,356	3,955
Total commitments	$74,206	$27,993	$38,974	$22,989	$164,162	$141,865

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

As of June 2014 and December 2013, approximately $48.21 billion and $35.66 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. The carrying value and the estimated fair value of such lending commitments were liabilities of $149 million and $1.25 billion, respectively, as of June 2014, and $132 million and $1.02 billion, respectively, as of December 2013. As these lending commitments are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of June 2014 and December 2013.

The firm accounts for the remaining commitments to extend credit at fair value. Losses, if any, are generally recorded, net of any fees in “Other principal transactions.”

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

Goldman Sachs June 2014 Form 10-Q	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $29.45 billion and $29.24 billion as of June 2014 and December 2013, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $870 million of protection had been provided as of both June 2014 and December 2013. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments consist of commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. These commitments include $435 million and $659 million as of June 2014 and December 2013, respectively, related to real estate private investments and $5.02 billion and $6.46 billion as of June 2014 and December 2013, respectively, related to corporate and other private investments. Of these amounts, $4.34 billion and $5.48 billion as of June 2014 and December 2013, respectively, relate to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

in millions	As of June 2014
Remainder of 2014	$ 180

2015	345

2016	303

2017	283

2018	234

2019	213

2020 - thereafter	1,013
Total	$2,571

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

72	Goldman Sachs June 2014 Form 10-Q

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of June 2014 and December 2013, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $27 billion and $29 billion, respectively. These amounts reflect paydowns and cumulative losses of approximately $98 billion ($22 billion of which are cumulative losses) as of June 2014 and approximately $96 billion ($22 billion of which are cumulative losses) as of December 2013. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $430 million and total paydowns and cumulative losses of $1.63 billion ($544 million of which are cumulative losses) as of June 2014, and an outstanding principal balance of $463 million and total paydowns and cumulative losses of $1.60 billion ($534 million of which are cumulative losses) as of December 2013, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During both the three and six months ended June 2014 and June 2013, the firm repurchased loans with an unpaid principal balance of less than $10 million and related losses were not material. The firm has received a communication from counsel purporting to represent certain institutional investors in portions of Goldman Sachs-issued securitizations between 2003 and 2007, such securitizations having a total original notional face amount of approximately $150 billion, offering to enter into a “settlement dialogue” with respect to alleged breaches of representations made by Goldman Sachs in connection with such offerings.

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

Goldman Sachs June 2014 Form 10-Q	73

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims under these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of June 2014, claims received and payments made in connection with these claims were not material to the firm.

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

74	Goldman Sachs June 2014 Form 10-Q

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $33.26 billion and $27.14 billion as of June 2014 and as of December 2013, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

	As of June 2014
in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 6,480	$ —	$ 91
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2014	$290,593	$32,153	$1,047

2015 - 2016	369,924	—	498

2017 - 2018	39,502	—	1,210

2019 - Thereafter	70,141	—	1,197
Total	$770,160	$32,153	$3,952

	As of December 2013
in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 7,634	$ —	$ 213
Maximum Payout/Notional Amount by Period of Expiration
2014	$517,634	$26,384	$1,361

2015 - 2016	180,543	—	620

2017 - 2018	39,367	—	1,140

2019 - Thereafter	57,736	—	1,046
Total	$795,280	$26,384	$4,167

Goldman Sachs June 2014 Form 10-Q	75

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

The firm may also be liable to some clients or other parties, for losses arising from its custodial role or caused by acts or omissions of third-party service providers, including sub-custodians and third-party brokers. In certain cases, the firm has the right to seek indemnification from these third-party service providers for certain relevant losses incurred by the firm. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults and other loss scenarios.

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of June 2014 and December 2013.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of June 2014 or December 2013.

76	Goldman Sachs June 2014 Form 10-Q

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

Note 19.

Shareholders’ Equity

Common Equity

On July 14, 2014, the Board of Directors of Group Inc. (Board) declared a dividend of $0.55 per common share to be paid on September 29, 2014 to common shareholders of record on August 29, 2014.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Prior to repurchasing common stock, the firm must receive confirmation that the Federal Reserve Board does not object to such capital actions.

During the three and six months ended June 2014, the firm repurchased 7.8 million and 18.1 million shares of its common stock at an average cost per share of $160.89 and $164.14, for a total cost of $1.25 billion and $2.97 billion, respectively, under the share repurchase program. In addition, pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the six months ended June 2014, employees remitted 173,875 shares with a total value of $30 million, and the firm cancelled 5.6 million of RSUs with a total value of $936 million and 9.9 million stock options with a total value of $1.63 billion.

Preferred Equity

The table below presents perpetual preferred stock issued and outstanding as of June 2014.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Redemption Value (in millions)
A	50,000	30,000	29,999	$ 750

B	50,000	32,000	32,000	800

C	25,000	8,000	8,000	200

D	60,000	54,000	53,999	1,350

E	17,500	17,500	17,500	1,750

F	5,000	5,000	5,000	500

I	34,500	34,000	34,000	850

J	46,000	40,000	40,000	1,000

K	32,200	28,000	28,000	700

L	52,000	52,000	52,000	1,300
Total	372,200	300,500	300,498	$9,200

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

Goldman Sachs June 2014 Form 10-Q	77

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

In April 2014, Group Inc. issued 28,000 shares of Series K perpetual 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series K Preferred Stock). Each share of Series K Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option beginning May 10, 2024 at a redemption price equal to $25,000 plus accrued and unpaid dividends.

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

Prior to issuing or redeeming preferred stock, the firm must receive confirmation that the Federal Reserve Board does not object to such capital actions. All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation. Dividends on each series of preferred stock, excluding Series L Preferred Stock, if declared, are payable quarterly in arrears. Dividends on Series L Preferred Stock, if declared, are payable semi-annually in arrears from the issuance date to, but excluding, May 10, 2019, and quarterly thereafter. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period. All shares of preferred stock have a par value of $0.01 per share.

The table below presents the dividend rates of the firm’s perpetual preferred stock as of June 2014.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

The tables below present preferred dividends declared on the firm’s preferred stock.

	Three Months Ended June
	2014		2013
Series	per share	in millions	per share	in millions
A	$ 236.98	$ 7	$ 229.17	$ 7

B	387.50	12	387.50	12

C	252.78	2	244.44	2

D	252.78	14	244.44	13

E	1,011.11	17	1,044.44	18

F	1,011.11	5	1,044.44	5

I	371.88	13	371.88	13

J	343.75	14	—	—
Total		$ 84		$ 70

	Six Months Ended June
	2014		2013
Series	per share	in millions	per share	in millions
A	$ 471.36	$ 14	$ 463.55	$ 14

B	775.00	24	775.00	24

C	502.78	4	494.44	4

D	502.78	27	494.44	27

E	2,022.22	35	2,022.22	35

F	2,022.22	10	2,022.22	10

I	743.76	26	809.87	28

J	687.50	28	—	—
Total		$168		$142

78	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive Loss

The tables below present accumulated other comprehensive loss, net of tax by type.

	June 2014
in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of period
Currency translation	$(364)	$ (59)	$(423)

Pension and postretirement liabilities	(168)	(14)	(182)

Cash flow hedges	8	2	10
Accumulated other comprehensive loss, net of tax	$(524)	$ (71)	$(595)

	December 2013
in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of year
Currency translation	$(314)	$ (50)	$(364)

Pension and postretirement liabilities	(206)	38	(168)

Available-for-sale securities	327	(327)	—

Cash flow hedges	—	8	8
Accumulated other comprehensive loss, net of tax	$(193)	$(331)	$(524)

Note 20.

Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act. As a bank holding company, the firm is subject to consolidated risk-based regulatory capital requirements which are computed in accordance with the applicable risk-based capital regulations of the Federal Reserve Board.

These capital requirements are expressed as capital ratios that compare measures of regulatory capital to risk-weighted assets (RWAs). The firm’s capital levels are subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. In addition, the firm is subject to requirements with respect to leverage.

Furthermore, certain of the firm’s subsidiaries are subject to separate regulations and capital requirements as described below.

Applicable Capital Framework

As of December 2013, the firm was subject to the risk-based capital regulations of the Federal Reserve Board that were based on the Basel I Capital Accord of the Basel Committee (Basel I), and incorporated the revised market risk regulatory capital requirements, which became effective on January 1, 2013 (Prior Capital Rules).

As of January 1, 2014, the firm became subject to the Federal Reserve Board’s revised risk-based capital and leverage regulations (Revised Capital Framework), subject to certain transitional provisions. These regulations are largely based on the Basel Committee’s final capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, the firm is an “Advanced approach” banking organization.

The firm was notified in the first quarter of 2014 that it had completed a “parallel run” to the satisfaction of the Federal Reserve Board, as required under the Revised Capital Framework. As such, additional changes in the firm’s capital requirements became effective April 1, 2014. Accordingly:

•

As of and for the three months ended March 2014, regulatory capital was calculated based on the Revised Capital Framework (subject to transitional provisions) and RWAs were calculated based on the Prior Capital Rules, adjusted for certain items related to capital deductions under the previous definition of regulatory capital and for the phase-in of new capital deductions (Hybrid Capital Rules).

•

As of and for the three months ended June 2014, regulatory capital continues to be calculated under the Revised Capital Framework, but RWAs are required to be calculated using both the Advanced approach set out in the Revised Capital Framework (Basel III Advanced Rules) as well as the Hybrid Capital Rules. The lower of the ratios calculated under the Basel III Advanced Rules and those calculated under the Hybrid Capital Rules are the binding regulatory risk-based capital requirements for the firm.

As a result of the changes in the applicable capital framework in 2014, the firm’s capital ratios as of June 2014 and December 2013 are calculated on a different basis and, accordingly, are not comparable.

The Basel III Advanced Rules and the Hybrid Capital Rules are discussed in more detail below.

Goldman Sachs June 2014 Form 10-Q	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Regulatory Capital and Capital Ratios. The Revised Capital Framework changed the definition of regulatory capital to include the introduction of a new capital measure called Common Equity Tier 1 (CET1) and the related regulatory capital ratio of CET1 to RWAs (CET1 ratio), and changed the definition of Tier 1 capital. The Revised Capital Framework also increased the level of the minimum risk-based capital and leverage ratios applicable to the firm.

The table below presents the minimum ratios currently applicable to the firm.

June 2014 Minimum Ratio
CET1 ratio	4.0%

Tier 1 capital ratio	5.5%

Total capital ratio	8.0%

Tier 1 leverage ratio [1]	4.0%

1.

Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

Certain aspects of the revised requirements phase in over time (transitional provisions). These include increases in the minimum capital ratio requirements and the introduction of new capital buffers and certain deductions from CET1 (such as investments in nonconsolidated financial institutions). In addition, junior subordinated debt issued to trusts is being phased out of regulatory capital. The minimum CET1, Tier 1 and Total capital ratios applicable to the firm will increase as the transitional provisions phase in and new capital buffers are introduced.

In order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s capital regulations, bank holding companies must meet a required minimum Tier 1 capital ratio of 6.0% and Total capital ratio of 10.0%. Bank holding companies may be expected to maintain ratios well above these minimum levels, depending on their particular condition, risk profile and growth plans.

Definition of Risk-Weighted Assets. RWAs are currently calculated under both the Basel III Advanced Rules and the Hybrid Capital Rules:

•

The Basel III Advanced Rules are largely based on the Basel Committee’s Basel III framework and the revised market risk capital requirements, and include adjustments for the phase-in of new capital deductions.

•

The Hybrid Capital Rules are based on the Prior Capital Rules, adjusted for certain items related to capital deductions under the previous definition of regulatory capital and for the phase-in of new capital deductions.

•

Under both the Basel III Advanced Rules and the Hybrid Capital Rules, certain amounts not required to be deducted from CET1 under the transitional provisions are either deducted from Tier 1 capital or are risk weighted.

The primary difference between the Basel III Advanced Rules and the Hybrid Capital Rules is that the latter utilizes prescribed risk-weightings for credit RWAs and does not contemplate the use of internal models to compute exposure for credit risk on derivatives and securities financing transactions, whereas the Basel III Advanced Rules permit the use of such models, subject to supervisory approval. In addition, RWAs under the Hybrid Capital Rules depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity), rather than on assessments of each counterparty’s creditworthiness. Furthermore, the Hybrid Capital Rules do not include a capital requirement for operational risk.

As of December 2013, RWAs were calculated under the Prior Capital Rules.

80	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit Risk

Credit RWAs are calculated based upon measures of exposure, which are then risk weighted. The exposure amount is generally based on the following:

•	For on-balance-sheet assets, the balance sheet value; and

•

For off-balance-sheet exposures, including commitments and guarantees, a credit equivalent exposure amount is calculated based on the notional amount of each exposure multiplied by a credit conversion factor.

Counterparty credit risk is a component of total credit risk, and includes credit exposure arising from derivatives, securities financing transactions and eligible margin loans.

•

For the Basel III Advanced Rules, the firm uses the Internal Models Method for the measurement of exposure on derivatives, securities financing transactions and eligible margin loans. The Revised Capital Framework requires that a bank holding company obtain prior written agreement from its regulators before using the Internal Models Method.

•

For the Hybrid and Prior Capital Rules, the exposure amount for derivatives is based on a combination of positive net exposure and a percentage of the notional amount for each trade, and includes the effect of counterparty netting and collateral, as applicable; for securities financing transactions and eligible margin loans, it is based on the balance sheet value.

All exposures are then assigned a risk weight computed as follows:

•

For the Basel III Advanced Rules, the firm has been given permission by its supervisors to compute risk weights for certain exposures in accordance with the Advanced Internal Ratings-Based approach. Key inputs to the risk weight calculation are the probability of default, loss given default and the effective maturity. RWAs for securitization and equity exposures are calculated using specific required formula approaches.

•

For the Hybrid and Prior Capital Rules, a standard risk weight is assigned depending on, among other things, whether the counterparty is a sovereign, bank or a qualifying securities firm or other entity (and if collateral is held, the risk weight may depend on the nature of the collateral).

Market Risk

RWAs for market risk are determined using measures for Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a bank holding company obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement.

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily trading net revenues used to determine risk management VaR exceptions (i.e., comparing the daily trading net revenues to the VaR measure calculated as of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital regulations require that intraday activity be excluded from daily trading net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive.

•	Stressed VaR is the potential loss in value of inventory positions during a period of significant market stress.

•	Incremental risk is the potential loss in value of non-securitized inventory positions due to the default or credit migration of issuers of financial instruments over a one-year time horizon.

•	Comprehensive risk is the potential loss in value, due to price risk and defaults, within the firm’s credit correlation positions.

The standardized measurement method is used to determine RWAs for specific risk on certain positions by applying supervisory defined risk-weighting factors to such positions after applicable netting is performed.

Goldman Sachs June 2014 Form 10-Q	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operational Risk

The Basel III Advanced Rules include a capital requirement for Operational risk. The firm has been given permission by its supervisors to compute Operational RWAs in accordance with the “Advanced Measurement Approach” of the Revised Capital Framework. Operational RWAs are therefore calculated based on an internal risk-based operational risk quantification model that meets the requirements for the “Advanced Measurement Approach.”

Consolidated Regulatory Capital Ratios

June 2014 Capital Ratios and RWAs. The firm is required to calculate ratios under both the Basel III Advanced Rules and Hybrid Capital Rules as of June 2014, in both cases subject to transitional provisions. The ratios calculated under the Basel III Advanced Rules presented in the table below were lower than those calculated under the Hybrid Capital Rules and therefore are the binding ratios for the firm as of June 2014.

$ in millions	As of June 2014
Common shareholders’ equity	$ 72,429

Deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,954)

Deduction for investments in nonconsolidated financial institutions	(1,755)

Other adjustments	(98)
Common Equity Tier 1	67,622
Perpetual non-cumulative preferred stock	9,200

Junior subordinated debt issued to trusts	767

Other adjustments	(1,393)
Tier 1 capital	76,196
Qualifying subordinated debt	12,209

Junior subordinated debt issued to trusts	767

Other adjustments	(12)
Tier 2 capital	12,964
Total capital	$ 89,160
Basel III Advanced
Credit RWAs	$344,302

Market RWAs	154,246

Operational RWAs	93,769
Total Basel III Advanced RWAs	$592,317
CET1 ratio	11.4%

Tier 1 capital ratio	12.9%

Total capital ratio	15.1%

Tier 1 leverage ratio	8.4%

In the table above:

•

The deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, represents goodwill of $3.71 billion and identifiable intangible assets of $152 million (20% of $762 million), net of associated deferred tax liabilities of $905 million. The remaining 80% of the deduction of identifiable intangible assets will be phased in ratably per year from 2015 to 2018. Identifiable intangible assets that are not deducted during the transitional period are risk weighted.

•

The deduction for investments in nonconsolidated financial institutions represents the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. As of June 2014, 20% of the deduction was reflected (calculated based on transitional thresholds). The remaining 80% will be phased in ratably per year from 2015 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

Other adjustments within CET1 and Tier 1 primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. As of June 2014, 20% of credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions were included in other adjustments within CET1 and 80% of the deductions were included in other adjustments within Tier 1 capital. Most of the deductions that were included in other adjustments within Tier 1 capital will be phased into CET1 ratably per year from 2015 to 2018. Other adjustments within Tier 1 also include a deduction for investments in the preferred equity of nonconsolidated financial institutions.

•

Junior subordinated debt issued to trusts is reflected in both Tier 1 capital (50%) and Tier 2 capital (50%) and is reduced by the amount of trust preferred securities purchased by the firm. Junior subordinated debt issued to trusts will be fully phased out of Tier 1 capital by 2016, and then also from Tier 2 capital by 2022. See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced, or discounted, upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

82	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the changes in CET1, Tier 1 capital and Tier 2 capital for the period December 31, 2013 to June 30, 2014.

in millions	Period Ended June 2014
Common Equity Tier 1
Balance, December 31, 2013	$63,248

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Increase in common shareholders’ equity	1,162

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	(23)

Change in deduction for investments in nonconsolidated financial institutions	37

Change in other adjustments	21
Balance, June 30, 2014	$67,622
Tier 1 capital
Balance, December 31, 2013	$72,471

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Change in Tier 1 capital related to the transition to the Revised Capital Framework [2]	(443)

Other net increase in Common Equity Tier 1	1,197

Redesignation of junior subordinated debt issued to trusts, excluding trust preferred securities purchased by the firm	(1,296)

Increase in perpetual non-cumulative preferred stock	2,000

Change in other adjustments	(910)
Balance, June 30, 2014	76,196
Tier 2 capital
Balance, December 31, 2013	13,632

Change in Tier 2 capital related to the transition to the Revised Capital Framework [3]	(197)

Decrease in qualifying subordinated debt	(564)

Redesignation of junior subordinated debt issued to trusts, excluding trust preferred securities purchased by the firm	80

Change in other adjustments	13
Balance, June 30, 2014	12,964
Total capital	$89,160

1.

Includes $3.66 billion related to the transition to the Revised Capital Framework on January 1, 2014 as well as $(479) million related to the firm’s transition to the Basel III Advanced Rules on April 1, 2014.

2.

Includes $(219) million related to the transition to the Revised Capital Framework on January 1, 2014 as well as $(224) million related to the transition to the Basel III Advanced Rules on April 1, 2014.

3.

Includes $(2) million related to the transition to the Revised Capital Framework on January 1, 2014 as well as $(195) million related to the transition to the Basel III Advanced Rules on April 1, 2014.

The change in CET1 related to the transition to the Revised Capital Framework is principally related to the change in treatment of equity investments in certain nonconsolidated entities. Under the Prior Capital Rules, such investments were treated as deductions. However, during the transition to the Revised Capital Framework, only a portion of such investments that exceed certain prescribed thresholds are treated as deductions from CET1 and the remainder are risk weighted.

The table below presents the components of RWAs under the Basel III Advanced Rules as of June 2014.

in millions	As of June 2014
Credit RWAs
Derivatives	$139,776

Commitments, guarantees and loans	84,776

Securities financing transactions [1]	20,266

Equity investments	42,790

Other [2]	56,694
Total Credit RWAs	344,302
Market RWAs
Regulatory VaR	12,188

Stressed VaR	32,288

Incremental risk	15,775

Comprehensive risk	9,963

Specific risk	84,032
Total Market RWAs	154,246
Total Operational RWAs	93,769
Total RWAs	$592,317

1.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

2.	Principally includes receivables, other assets, and cash and cash equivalents.

Goldman Sachs June 2014 Form 10-Q	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the changes in RWAs under the Basel III Advanced Rules for the period December 31, 2013 to June 30, 2014.

in millions	Period Ended June 2014
Risk-weighted assets
Balance, December 31, 2013	$433,226

Credit RWAs
Change related to the transition to the Revised Capital Framework [1]	69,101

Other changes:
Decrease in derivatives	(6,834)

Increase in commitments, guarantees and loans	7,775

Increase in securities financing transactions	1,866

Decrease in equity investments	(84)

Increase in other	4,231
Change in Credit RWAs	76,055
Market RWAs
Change related to the transition to the Revised Capital Framework	1,626

Decrease in regulatory VaR	(3,225)

Decrease in stressed VaR	(8,849)

Increase in incremental risk	6,312

Decrease in comprehensive risk	(4,804)

Decrease in specific risk	(1,793)
Change in Market RWAs	(10,733)
Operational RWAs
Change related to the transition to the Revised Capital Framework	88,938

Increase in operational risk	4,831
Change in Operational RWAs	93,769
Total RWAs, June 30, 2014	$592,317

1.

Includes $26.67 billion of RWA changes related to the transition to the Revised Capital Framework on January 1, 2014 and $42.43 billion of changes to the calculation of Credit RWAs under the Basel III Advanced Rules related to the firm’s transition to the Basel III Advanced Rules on April 1, 2014.

Credit RWAs as of June 2014 increased by $76.06 billion compared with December 2013, primarily due to increased risk weightings related to counterparty credit risk for derivative exposures and the inclusion of RWAs for equity investments in certain nonconsolidated entities, both resulting from the transition to the Revised Capital Framework. Market RWAs as of June 2014 decreased by $10.73 billion compared with December 2013, primarily due to a decrease in stressed VaR reflecting reduced fixed income and equities exposures. Operational RWAs as of June 2014 increased by $93.77 billion compared with December 2013, substantially all of which was due to the transition to the Revised Capital Framework.

December 2013 Capital Ratios and RWAs. The table below presents information about Group Inc.’s regulatory ratios as of December 2013 under the Prior Capital Rules.

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

84	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the changes in Tier 1 capital and Tier 2 capital for the period ended December 2013 under the Prior Capital Rules.

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

The table below presents the components of RWAs as of December 2013 under the Prior Capital Rules.

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

The table below presents the changes in RWAs for the period ended December 31, 2013 under the Prior Capital Rules.

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

Bank Subsidiaries

GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. For purposes of assessing the adequacy of its capital, GS Bank USA computes its risk-based capital ratios in accordance with the regulatory capital requirements applicable to state member banks. Those requirements are based on the Revised Capital Framework described above, with changes to the definition of regulatory capital and capital ratios effective from January 1, 2014. GS Bank USA was notified in the first quarter of 2014 that it had completed a “parallel run” to the satisfaction of the Federal Reserve Board, as required under the Revised Capital Framework. As such, additional changes in the firm’s capital requirements, including changes to RWAs, became effective from April 1, 2014. GS Bank USA is an Advanced approach banking organization under the Revised Capital Framework.

Goldman Sachs June 2014 Form 10-Q	85

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the Revised Capital Framework, as of January 1, 2014, GS Bank USA became subject to a new minimum CET1 ratio requirement of 4.0%.

Under the regulatory framework for prompt corrective action applicable to GS Bank USA as of June 2014, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA is required to maintain a Tier 1 capital ratio of at least 6.0%, a Total capital ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. GS Bank USA agreed with the Federal Reserve Board to maintain minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8.0%, a Total capital ratio of at least 11.0% and a Tier 1 leverage ratio of at least 6.0%. As noted in the tables below, GS Bank USA was in compliance with these minimum capital requirements as of June 2014 and December 2013. GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

Similar to the firm, GS Bank USA is required to calculate ratios under both the Basel III Advanced Rules and Hybrid Capital Rules as of June 2014, in both cases subject to transitional provisions. The ratios calculated under the Hybrid Capital Rules presented in the table below were lower than those calculated under the Basel III Advanced Rules, and therefore are the binding ratios for GS Bank USA as of June 2014.

As a result of the changes in the applicable capital framework in 2014, GS Bank USA’s capital ratios as of June 2014 and December 2013 are calculated on a different basis and, accordingly, are not comparable.

$ in millions	As of June 2014
Common Equity Tier 1	$ 20,453

Tier 1 capital	$ 20,453

Tier 2 capital	$ 2,161

Total capital	$ 22,614

Total Hybrid Capital RWAs	$140,859
CET1 ratio	14.5%

Tier 1 capital ratio	14.5%

Total capital ratio	16.1%

Tier 1 leverage ratio	18.8%

The table below presents information as of December 2013 regarding GS Bank USA’s regulatory capital ratios under the Prior Capital Rules.

$ in millions	As of December 2013
Tier 1 capital	$ 20,086

Tier 2 capital	$ 116

Total capital	$ 20,202

Risk-weighted assets	$134,935
Tier 1 capital ratio	14.9%

Total capital ratio	15.0%

Tier 1 leverage ratio	16.9%

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution held at the Federal Reserve Bank was $43.92 billion and $50.39 billion as of June 2014 and December 2013, respectively, which exceeded required reserve amounts by $43.76 billion and $50.29 billion as of June 2014 and December 2013, respectively.

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

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of June 2014 and December 2013, GSIB was in compliance with all regulatory capital requirements.

86	Goldman Sachs June 2014 Form 10-Q

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

As of June 2014 and December 2013, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $13.79 billion and $15.81 billion, respectively, which exceeded the amount required by $11.50 billion and $13.76 billion, respectively. As of June 2014 and December 2013, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.53 billion and $1.38 billion, respectively, which exceeded the amount required by $1.37 billion and $1.21 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of June 2014 and December 2013, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 2014 and December 2013, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

As of June 2014 and December 2013, Group Inc. was required to maintain $37.39 billion and $31.20 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries. Certain federal and state laws impose restrictions as to the payment of dividends to Group Inc. by its regulated subsidiaries, including GS Bank USA. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization. Similar restrictions are imposed by regulators in jurisdictions outside of the U.S.

Goldman Sachs June 2014 Form 10-Q	87

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

The table below presents the computations of basic and diluted EPS.

in millions, except per share amounts	Three Months Ended June		Six Months Ended June
	2014	2013	2014	2013
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$1,953	$1,861	$3,902	$4,049
Denominator for basic EPS —weighted average number of common shares	461.7	473.2	465.1	477.5

Effect of dilutive securities:
RSUs	5.9	7.2	5.4	6.7

Stock options and warrants	8.3	23.1	9.6	22.4
Dilutive potential common shares	14.2	30.3	15.0	29.1
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	475.9	503.5	480.1	506.6
Basic EPS	$ 4.21	$ 3.92	$ 8.36	$ 8.45

Diluted EPS	4.10	3.70	8.13	7.99

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.02 and $0.01 for the three months ended June 2014 and June 2013, respectively, and $0.03 for both the six months ended June 2014 and June 2013.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of 6.0 million and 6.1 million for the three months ended June 2014 and June 2013, respectively, and 6.0 million and 6.1 million for the six months ended June 2014 and June 2013, respectively.

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

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Fees earned from affiliated funds	$718	$682	$ 1,610	$ 1,382

	As of
in millions	June 2014	December 2013
Fees receivable from funds	$ 640	$ 817

Aggregate carrying value of interests in funds	12,715	13,124

As of June 2014 and December 2013, the firm had outstanding guarantees on behalf of its funds of $304 million and $147 million, respectively. The amounts as of June 2014 and December 2013 primarily relate to a guarantee that the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of June 2014 and December 2013, the firm had no outstanding loans or commitments to extend credit to affiliated funds.

88	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Volcker Rule will restrict the firm from providing financial support to covered funds (as defined in the rule) after the expiration of the transition period in July 2015, subject to possible extensions through July 2017. As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to any covered funds but may choose to do so with respect to funds that are not subject to the Volcker Rule; however, in the event that such support is provided, the amount is not expected to be material.

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

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Interest income
Deposits with banks	$ 49	$ 50	$ 99	$ 98

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	19	14	37	(10)

Financial instruments owned, at fair value	1,968	2,192	4,013	4,430

Other interest [2]	543	407	1,024	753
Total interest income	2,579	2,663	5,173	5,271
Interest expense
Deposits	82	101	167	194

Securities loaned and securities sold under agreements to repurchase	125	146	259	310

Financial instruments sold, but not yet purchased, at fair value	446	599	979	1,110

Short-term borrowings [3]	104	115	199	221

Long-term borrowings [3]	925	972	1,828	1,882

Other interest [4]	(103)	(96)	(296)	(197)
Total interest expense	1,579	1,837	3,136	3,520
Net interest income	$1,000	$ 826	$2,037	$1,751

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

Goldman Sachs June 2014 Form 10-Q	89

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of June 2014
U.S. Federal	2008

New York State and City	2007

United Kingdom	2008

Japan	2010

Hong Kong	2006

Korea	2010

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

90	Goldman Sachs June 2014 Form 10-Q

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

	For the Three Months Ended or as of June			For the Six Months Ended or as of June
in millions	2014	2013		2014	2013
Investment Banking
Financial Advisory	$ 506	$ 486		$ 1,188	$ 970
Equity underwriting	545	371		982	761

Debt underwriting	730	695		1,390	1,389
Total Underwriting	1,275	1,066		2,372	2,150
Total net revenues	1,781	1,552		3,560	3,120

Operating expenses	1,076	1,025		2,121	2,089
Pre-tax earnings	$ 705	$ 527		$ 1,439	$ 1,031
Segment assets	$ 2,188	$ 1,862		$ 2,188	$ 1,862

Institutional Client Services
Fixed Income, Currency and Commodities Client Execution	$ 2,223	$ 2,463		$ 5,073	$ 5,680
Equities client execution	483	638		899	1,447

Commissions and fees	751	836		1,579	1,629

Securities services	373	376		725	696
Total Equities	1,607	1,850		3,203	3,772
Total net revenues	3,830	4,313	[2]	8,276	9,452	[2]

Operating expenses	3,044	3,120		6,138	6,686
Pre-tax earnings	$ 786	$ 1,193		$ 2,138	$ 2,766
Segment assets	$724,792	$825,091		$724,792	$825,091

Investing & Lending
Equity securities	$ 1,253	$ 462		$ 1,955	$ 1,589

Debt securities and loans	604	658		1,201	1,224

Other	215	295		445	670
Total net revenues	2,072	1,415		3,601	3,483

Operating expenses	998	705		1,890	1,701
Pre-tax earnings	$ 1,074	$ 710		$ 1,711	$ 1,782
Segment assets	$119,375	$ 99,293		$119,375	$ 99,293

Investment Management
Management and other fees	$ 1,203	$ 1,098		$ 2,355	$ 2,158

Incentive fees	139	118		443	258

Transaction revenues	100	116		218	231
Total net revenues	1,442	1,332		3,016	2,647

Operating expenses	1,183	1,110		2,459	2,200
Pre-tax earnings	$ 259	$ 222		$ 557	$ 447
Segment assets	$ 13,559	$ 12,210		$ 13,559	$ 12,210

Total net revenues	$ 9,125	$ 8,612		$ 18,453	$ 18,702

Total operating expenses [1]	6,304	5,967		12,611	12,684
Total pre-tax earnings	$ 2,821	$ 2,645		$ 5,842	$ 6,018
Total assets	$859,914	$938,456		$859,914	$938,456

1.

Includes real estate-related exit costs of $3 million and $7 million for the three months ended June 2014 and June 2013, respectively, and $3 million and $8 million for the six months ended June 2014 and June 2013, respectively, that have not been allocated to the firm’s segments. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the condensed consolidated statements of earnings.

2.	Includes $(3) million and $37 million for the three and six months ended June 2013, respectively, of realized gains/(losses) on available-for-sale securities.

Goldman Sachs June 2014 Form 10-Q	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The segment information presented in the table above is prepared according to the following methodologies:

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

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Investment Banking	$ —	$ —	$ —	$ —

Institutional Client Services	894	785	1,873	1,694

Investing & Lending	77	13	103	—

Investment Management	29	28	61	57
Total net interest income	$1,000	$826	$2,037	$1,751

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Investment Banking	$ 35	$ 38	$ 67	$ 71

Institutional Client Services	122	129	236	281

Investing & Lending	97	58	304	133

Investment Management	38	40	75	81
Total depreciation and amortization [1]	$ 294	$266	$ 684	$ 568

1.

Includes real estate-related exit costs of $2 million and $1 million for the three months ended June 2014 and June 2013, respectively, and $2 million for both the six months ended June 2014 and June 2013, that have not been allocated to the firm’s segments.

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

The tables below present the total net revenues and pre-tax earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings (excluding Corporate) for each geographic region.

	Three Months Ended June
$ in millions	2014		2013
Net revenues
Americas	$ 5,202	57%	$ 4,883	57%

Europe, Middle East and Africa	2,737	30%	2,162	25%

Asia (includes Australia and New Zealand)	1,186	13%	1,567	18%
Total net revenues	$ 9,125	100%	$ 8,612	100%
Pre-tax earnings
Americas	$ 1,453	51%	$ 1,350	51%

Europe, Middle East and Africa	1,013	36%	729	27%

Asia (includes Australia and New Zealand)	358	13%	573	22%
Subtotal	2,824	100%	2,652	100%

Corporate	(3)		(7)
Total pre-tax earnings	$ 2,821		$ 2,645

	Six Months Ended June
$ in millions	2014		2013
Net revenues
Americas	$10,699	58%	$10,888	58%

Europe, Middle East and Africa	5,376	29%	4,583	25%

Asia (includes Australia and New Zealand)	2,378	13%	3,231	17%
Total net revenues	$18,453	100%	$18,702	100%
Pre-tax earnings
Americas	$ 3,143	54%	$ 3,201	53%

Europe, Middle East and Africa	1,985	34%	1,636	27%

Asia (includes Australia and New Zealand)	717	12%	1,189	20%
Subtotal	5,845	100%	6,026	100%

Corporate	(3)		(8)
Total pre-tax earnings	$ 5,842		$ 6,018

92	Goldman Sachs June 2014 Form 10-Q

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of
$ in millions	June 2014	December 2013
U.S. government and federal agency obligations [1]	$93,157	$90,118

% of total assets	10.8%	9.9%

Non-U.S. government and agency obligations [1]	$44,787	$40,944

% of total assets	5.2%	4.5%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

As of June 2014 and December 2013, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
in millions	June 2014	December 2013
U.S. government and federal agency obligations	$61,865	$100,672

Non-U.S. government and agency obligations [1]	73,640	79,021

1.	Principally consists of securities issued by the governments of France, the United Kingdom and Germany.

Goldman Sachs June 2014 Form 10-Q	93

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2014 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $3.2 billion in excess of the aggregate reserves for such matters.

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

94	Goldman Sachs June 2014 Form 10-Q

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

GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissionary damages. By a decision dated September 6, 2012, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiff’s claims with respect to 10 of the 17 offerings included in plaintiff’s original complaint but vacated the dismissal and remanded the case to the district court with instructions to reinstate the plaintiff’s claims with respect to the other seven offerings. On October 31, 2012, the plaintiff served an amended complaint relating to those seven offerings, plus seven additional offerings (additional offerings). On July 10, 2014, the court granted the defendants’ motion to dismiss as to the additional offerings. On June 3, 2010, another investor filed a separate putative class action asserting substantively similar allegations relating to one of the additional offerings and thereafter moved to further amend its amended complaint to add claims with respect to two of the additional offerings. On March 27, 2014, the district court largely denied defendants’ motion to dismiss as to the original offering, but denied the separate plaintiff’s motion to add the two additional offerings through an amendment. The securitization trusts issued, and GS&Co. underwrote, approximately $11 billion principal amount of certificates to all purchasers in the fourteen offerings at issue in the complaints.

On September 30, 2010, a class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in $823 million of notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). The amended complaint asserts federal securities law and common law claims, and seeks unspecified compensatory, punitive and other damages. The defendants’ motion to dismiss was granted as to plaintiff’s claim of market manipulation and denied as to the remainder of plaintiff’s claims by a decision dated March 21, 2012. On May 21, 2012, the defendants counterclaimed for breach of contract and fraud. On June 27, 2014, the appellate court denied defendants’ petition for leave to appeal from the district court’s January 22, 2014 order granting class certification.

Goldman Sachs June 2014 Form 10-Q	95

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including Aozora Bank, Ltd., Basis Yield Alpha Fund (Master), the Charles Schwab Corporation, CIFG Assurance of North America, Inc., CMFG Life Insurance Company and related parties, Deutsche Zentral-Genossenschaftbank, the FDIC (as receiver for Guaranty Bank), the Federal Home Loan Banks of Chicago and Seattle, the FHFA (as conservator for Fannie Mae and Freddie Mac), IKB Deutsche Industriebank AG, John Hancock and related parties, Massachusetts Mutual Life Insurance Company, National Australia Bank, the National Credit Union Administration (as conservator or liquidating agent for several failed credit unions), Phoenix Light SF Limited and related parties, Royal Park Investments SA/NV, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company, Watertown Savings Bank, Commerzbank and Texas County & District Retirement System) have filed complaints or summonses with notice in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

A number of other entities (including John Hancock and related parties, Norges Bank Investment Management and Selective Insurance Company) have threatened to assert claims of various types against the firm in connection with the sale of mortgage-related securities. The firm has entered into agreements with a number of these entities to toll the relevant statute of limitations.

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active and threatened cases described in the preceding two paragraphs where those plaintiffs are seeking rescission of such securities was approximately $17.7 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

The firm has entered into agreements with Deutsche Bank National Trust Company and U.S. Bank National Association to toll the relevant statute of limitations with respect to claims for repurchase of residential mortgage loans based on alleged breaches of representations related to $11.4 billion original notional face amount of securitizations issued by trusts for which they act as trustees.

Group Inc., Litton, Ocwen and Arrow Corporate Member Holdings LLC, a former subsidiary of Group Inc., are defendants in a putative class action pending since January 23, 2013 in the U.S. District Court for the Southern District of New York generally challenging the procurement manner and scope of “force-placed” hazard insurance arranged by Litton when homeowners failed to arrange for insurance as required by their mortgages. The complaint asserts claims for breach of contract, breach of fiduciary duty, misappropriation, conversion, unjust enrichment and violation of Florida unfair practices law, and seeks unspecified compensatory and punitive damages as well as declaratory and injunctive relief. An amended complaint, filed on November 19, 2013, added an additional plaintiff and RICO claims. On January 21, 2014, Group Inc. moved to sever the claims against it and certain other defendants.

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

96	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Private Equity-Sponsored Acquisitions Litigation. Group Inc. is among numerous private equity firms named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. As amended, the complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the U.S. Sherman Antitrust Act and common law. The complaint seeks, among other things, treble damages in an unspecified amount. In June 2014, Group Inc. and the plaintiffs agreed to a settlement, subject to court approval.

RALI Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a securities class action initially filed in September 2008 in New York Supreme Court, and subsequently removed to the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various offerings of mortgage-backed pass-through certificates violated the disclosure requirements of the federal securities laws. In addition to the underwriters, the defendants include Residential Capital, LLC (ResCap), Residential Accredit Loans, Inc. (RALI), Residential Funding Corporation (RFC), Residential Funding Securities Corporation (RFSC), and certain of their officers and directors. On January 3, 2013, the district court certified a class in connection with one offering underwritten by GS&Co. which includes only initial purchasers who bought the securities directly from the underwriters or their agents no later than ten trading days after the offering date. On April 30, 2013, the district court granted in part plaintiffs’ request to reinstate a number of the previously dismissed claims relating to an additional nine offerings underwritten by GS&Co. On May 10, 2013, the plaintiffs filed an amended complaint incorporating those nine additional offerings. On December 27, 2013, the court granted the plaintiffs’ motion for class certification as to the nine additional offerings but denied the plaintiffs’ motion to expand the time period and scope covered by the previous class definition. On May 28, 2014, the appellate court denied defendants’ petition for leave to appeal from the December 27, 2013 order granting class certification.

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

MF Global Securities Litigation. GS&Co. is among numerous underwriters named as defendants in class action complaints and an individual action filed in the U.S. District Court for the Southern District of New York commencing November 18, 2011. These complaints generally allege that the offering materials for two offerings of MF Global Holdings Ltd. (MF Global) convertible notes (aggregating approximately $575 million in principal amount) in February 2011 and July 2011, among other things, failed to describe adequately the nature, scope and risks of MF Global’s exposure to European sovereign debt, in violation of the disclosure requirements of the federal securities laws. On November 12, 2013, the court denied the defendants’ motions to dismiss the consolidated amended class action complaint. GS&Co. underwrote an aggregate principal amount of approximately $227 million of the notes. On October 31, 2011, MF Global filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court in Manhattan, New York.

GS&Co. has also received inquiries from various governmental and regulatory bodies and self-regulatory organizations concerning certain transactions with MF Global prior to its bankruptcy filing. Goldman Sachs is cooperating with all such inquiries.

Goldman Sachs June 2014 Form 10-Q	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Zynga Securities Litigation. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 1, 2012 in the California Superior Court, County of San Francisco. In addition to the underwriters, the defendants include Zynga Inc. (Zynga) and certain of its directors and officers. The consolidated amended complaint, filed on April 29, 2013, generally alleges that the offering materials for the March 2012 $516 million secondary offering of Zynga common stock by certain of Zynga’s shareholders violated the disclosure requirements of the federal securities laws, and seeks unspecified compensatory damages and rescission. On June 12, 2014, the defendants filed a demurrer, seeking to have the claims dismissed. GS&Co. underwrote 14,824,358 shares for a total offering price of approximately $178 million.

FireEye Securities Litigation. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on June 20, 2014 in the California Superior Court, County of Santa Clara. In addition to the underwriters, the defendants include FireEye, Inc. (FireEye) and certain of its directors and officers. The complaint generally alleges misstatements and omissions in connection with the offering materials for the March 2014 $1.15 billion offering of FireEye common stock, asserts claims under the federal securities laws, and seeks unspecified compensatory damages and rescission. GS&Co. underwrote 2,100,000 shares for a total offering price of approximately $172 million.

Employment-Related Matters. On September 15, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by three female former employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels in specified areas by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. On July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike certain of plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature. On March 21, 2013, the U.S. Court of Appeals for the Second Circuit held that arbitration should be compelled with one of the named plaintiffs, who as a managing director was a party to an arbitration agreement with the firm. On May 19, 2014, plaintiffs moved for class certification.

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

Goldman Sachs Asset Management International (GSAMI) was the defendant in an action filed on July 9, 2012 with the High Court of Justice in London by certain entities representing Vervoer, a Dutch pension fund, alleging that GSAMI was negligent in performing its duties as investment manager in connection with the allocation of the plaintiffs’ funds among asset managers in accordance with asset allocations provided by plaintiffs and that GSAMI breached its contractual and common law duties to the plaintiffs. On June 5, 2014, the parties entered into a settlement agreement resolving the action, and the settlement terms have been performed.

98	Goldman Sachs June 2014 Form 10-Q

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

GS&Co. and Group Inc. are among the numerous defendants in putative antitrust class actions relating to credit derivatives, filed beginning in May 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws by conspiring to forestall the development of alternatives to over-the-counter trading of credit derivatives and to maintain inflated bid-ask spreads for credit derivatives trading. The complaints seek declaratory and injunctive relief as well as treble damages in an unspecified amount. The defendants moved to dismiss on May 23, 2014.

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

Municipal Securities Matters. GS&Co. (along with, in some cases, other financial services firms) is named as respondent in a number of FINRA arbitrations filed by municipalities, municipal-owned entities, state-owned agencies or instrumentalities and non-profit entities, based on GS&Co.’s role as underwriter of the claimants’ issuances of an aggregate of approximately $2.2 billion of auction rate securities from 2003 through 2007 and as a broker-dealer with respect to auctions for these securities. The claimants generally allege that GS&Co. failed to disclose that it had a practice of placing cover bids in auctions, and/or failed to inform the claimant of the deterioration of the auction rate market beginning in the fall of 2007, and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market in February 2008. Certain claimants also allege that GS&Co. advised them to enter into interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses. The claims include breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD. One claimant has also filed a complaint against GS&Co. in federal court asserting the same claims as in the FINRA arbitration.

GS&Co. filed complaints and motions in federal court seeking to enjoin certain of the arbitrations to effectuate the exclusive forum selection clauses in the transaction documents. In one case, the district court denied the injunction but was reversed by the appellate court; in other cases, the district court granted the injunctions, which are being appealed.

Goldman Sachs June 2014 Form 10-Q	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commodities-Related Litigation. Group Inc. and its subsidiaries, GS Power Holdings LLC (GS Power) and Metro International Trade Services LLC (Metro), are among the defendants in a number of putative class actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violation of federal antitrust laws and other federal and state laws in connection with the management of aluminum storage facilities. The complaints seek declaratory, injunctive and other equitable relief as well as unspecified monetary damages, including treble damages. Plaintiffs filed consolidated amended complaints on March 12, 2014, and the Goldman Sachs defendants moved to dismiss on April 23, 2014. Group Inc., GS Power, Metro and GSI are also among the defendants named in putative class actions, filed beginning May 23, 2014 in the U.S. District Court for the Southern District of New York, based on similar alleged violations of the federal antitrust laws in connection with the management of zinc storage facilities.

Currencies-Related Litigation. GS&Co. and Group Inc. are among the defendants named in several putative antitrust class actions relating to trading in the foreign exchange markets, filed since December 2013 in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On February 13, 2014, the cases were consolidated into one action. On February 28, 2014, Group Inc. was named in a separate putative class action containing substantially similar allegations, which was not consolidated but is coordinated with the other proceeding for pretrial purposes; that complaint was amended on April 30, 2014. On May 30, 2014, defendants moved to dismiss the complaints in both actions.

High-Frequency Trading Litigation. Group Inc. is among the numerous securities exchanges, broker-dealers and purported high-frequency trading firms named as defendants in a number of putative securities class actions relating to high-frequency trading filed since April 18, 2014 in the U.S. District Court for the Southern District of New York. The complaints generally allege that the defendants violated the provisions of the federal securities laws prohibiting market manipulation and insider trading. The complaints seek, among other things, equitable and other injunctive relief, as well as unspecified compensatory damages, restitution and disgorgement.

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

•

the sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, including compliance with the SEC’s short sale rule, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system, futures trading, options trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates;

•	compliance with the U.S. Foreign Corrupt Practices Act, including with respect to the firm’s hiring practices; and

•

insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

Goldman Sachs is cooperating with all such regulatory investigations and reviews.

100	Goldman Sachs June 2014 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2014, the related condensed consolidated statements of earnings for the three and six months ended June 30, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, the condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2014, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

August 6, 2014

Goldman Sachs June 2014 Form 10-Q	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of consolidated average balances and interest rates. Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

	Three Months Ended June
	2014			2013
in millions, except rates	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 54,767	$ 49	0.36%	$ 55,660	$ 50	0.36%

U.S.	49,688	44	0.36%	52,974	44	0.33%

Non-U.S.	5,079	5	0.39%	2,686	6	0.90%

Securities borrowed, securities purchased under agreements to resell and federal funds sold	307,731	19	0.02%	335,625	14	0.02%

U.S.	188,942	(122)	(0.26)%	194,606	(87)	(0.18)%

Non-U.S.	118,789	141	0.48%	141,019	101	0.29%

Financial instruments owned, at fair value [1]	282,448	1,968	2.79%	311,235	2,192	2.82%

U.S.	178,858	1,311	2.94%	189,885	1,376	2.91%

Non-U.S.	103,590	657	2.54%	121,350	816	2.70%

Other interest-earning assets [2]	170,744	543	1.28%	143,508	407	1.14%

U.S.	111,352	397	1.43%	88,524	209	0.95%

Non-U.S.	59,392	146	0.99%	54,984	198	1.44%
Total interest-earning assets	815,690	2,579	1.27%	846,028	2,663	1.26%

Cash and due from banks	4,856			6,256

Other non-interest-earning assets [1]	91,178			110,235
Total assets	$911,724			$962,519
Liabilities
Interest-bearing deposits	$ 70,246	$ 82	0.47%	$ 69,995	$ 101	0.58%

U.S.	60,559	71	0.47%	60,602	92	0.61%

Non-U.S.	9,687	11	0.46%	9,393	9	0.38%

Securities loaned and securities sold under agreements to repurchase	143,709	125	0.35%	179,746	146	0.33%

U.S.	80,240	54	0.27%	111,950	62	0.22%

Non-U.S.	63,469	71	0.45%	67,796	84	0.50%

Financial instruments sold, but not yet purchased, at fair value [1]	88,244	446	2.03%	105,431	599	2.28%

U.S.	40,743	193	1.90%	42,579	187	1.76%

Non-U.S.	47,501	253	2.14%	62,852	412	2.63%

Short-term borrowings [3]	64,651	104	0.65%	61,975	115	0.74%

U.S.	45,638	96	0.84%	42,480	107	1.01%

Non-U.S.	19,013	8	0.17%	19,495	8	0.16%

Long-term borrowings [3]	171,540	925	2.16%	174,515	972	2.23%

U.S.	165,030	913	2.22%	168,335	946	2.25%

Non-U.S.	6,510	12	0.74%	6,180	26	1.69%

Other interest-bearing liabilities [4]	222,759	(103)	(0.19)%	205,393	(96)	(0.19)%

U.S.	157,402	(226)	(0.58)%	145,248	(245)	(0.68)%

Non-U.S.	65,357	123	0.75%	60,145	149	0.99%
Total interest-bearing liabilities	761,149	1,579	0.83%	797,055	1,837	0.92%

Non-interest-bearing deposits	726			609

Other non-interest-bearing liabilities [1]	69,175			87,226
Total liabilities	831,050			884,890

Shareholders’ equity
Preferred stock	8,700			6,950

Common stock	71,974			70,679
Total shareholders’ equity	80,674			77,629

Total liabilities and shareholders’ equity	$911,724			$962,519
Interest rate spread			0.44%			0.34%

Net interest income and net yield on interest-earning assets		$1,000	0.49%		$ 826	0.39%

U.S.		529	0.40%		393	0.30%

Non-U.S.		471	0.66%		433	0.54%

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			35.17%			37.83%

Liabilities			27.79%			28.34%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

3.	Interest rates include the effects of interest rate swaps accounted for as hedges.

4.	Primarily consists of certain payables to customers and counterparties.

102	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Six Months Ended June
	2014			2013
in millions, except rates	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 60,109	$ 99	0.33%	$ 59,834	$ 98	0.33%

U.S.	53,248	84	0.32%	56,947	87	0.31%

Non-U.S.	6,861	15	0.44%	2,887	11	0.77%

Securities borrowed, securities purchased under agreements to resell and federal funds sold	320,175	37	0.02%	326,008	(10)	(0.01)%

U.S.	201,471	(240)	(0.24)%	187,308	(172)	(0.19)%

Non-U.S.	118,704	277	0.47%	138,700	162	0.24%

Financial instruments owned, at fair value [1]	277,609	4,013	2.92%	313,653	4,430	2.85%

U.S.	175,131	2,669	3.07%	191,768	2,886	3.03%

Non-U.S.	102,478	1,344	2.64%	121,885	1,544	2.55%

Other interest-earning assets [2]	164,504	1,024	1.26%	139,198	753	1.09%

U.S.	108,894	690	1.28%	85,409	448	1.06%

Non-U.S.	55,610	334	1.21%	53,789	305	1.14%
Total interest-earning assets	822,397	5,173	1.27%	838,693	5,271	1.27%

Cash and due from banks	4,852			6,165

Other non-interest-earning assets [1]	92,847			117,355
Total assets	$920,096			$962,213
Liabilities
Interest-bearing deposits	$ 70,159	$ 167	0.48%	$ 69,556	$ 194	0.56%

U.S.	60,381	141	0.47%	61,152	180	0.59%

Non-U.S.	9,778	26	0.54%	8,404	14	0.34%

Securities loaned and securities sold under agreements to repurchase	159,776	259	0.33%	183,423	310	0.34%

U.S.	94,015	103	0.22%	117,124	142	0.24%

Non-U.S.	65,761	156	0.48%	66,299	168	0.51%

Financial instruments sold, but not yet purchased, at fair value [1]	88,188	979	2.24%	100,461	1,110	2.23%

U.S.	41,620	463	2.24%	39,803	354	1.79%

Non-U.S.	46,568	516	2.23%	60,658	756	2.51%

Short-term borrowings [3]	64,600	199	0.62%	62,484	221	0.71%

U.S.	44,342	183	0.83%	42,767	204	0.96%

Non-U.S.	20,258	16	0.16%	19,717	17	0.17%

Long-term borrowings [3]	169,991	1,828	2.17%	175,886	1,882	2.16%

U.S.	163,719	1,763	2.17%	169,493	1,827	2.17%

Non-U.S.	6,272	65	2.09%	6,393	55	1.73%

Other interest-bearing liabilities [4]	217,241	(296)	(0.27)%	201,393	(197)	(0.20)%

U.S.	153,659	(530)	(0.70)%	143,251	(466)	(0.66)%

Non-U.S.	63,582	234	0.74%	58,142	269	0.93%
Total interest-bearing liabilities	769,955	3,136	0.82%	793,203	3,520	0.89%

Non-interest-bearing deposits	718			680

Other non-interest-bearing liabilities [1]	69,534			91,174
Total liabilities	840,207			885,057

Shareholders’ equity
Preferred stock	8,057			6,629

Common stock	71,832			70,527
Total shareholders’ equity	79,889			77,156

Total liabilities and shareholders’ equity	$920,096			$962,213
Interest rate spread			0.45%			0.38%

Net interest income and net yield on interest-earning assets		$2,037	0.50%		$1,751	0.42%

U.S.		1,080	0.40%		1,008	0.39%

Non-U.S.		957	0.68%		743	0.47%

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			34.49%			37.83%

Liabilities			27.56%			27.69%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of cash and securities segregated for regulatory and other purposes and certain receivables from customers and counterparties.

3.	Interest rates include the effects of interest rate swaps accounted for as hedges.

4.	Primarily consists of certain payables to customers and counterparties.

Goldman Sachs June 2014 Form 10-Q	103

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

104	Goldman Sachs June 2014 Form 10-Q

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

References to “the June 2014 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. All references to “the condensed consolidated financial statements” are to Part I, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. All references to June 2014, March 2014, December 2013 and June 2013 refer to our periods ended, or the dates, as the context requires, June 30, 2014, March 31, 2014, December 31, 2013 and June 30, 2013, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended June 2014 versus June 2013. The firm generated net earnings of $2.04 billion and diluted earnings per common share of $4.10 for the second quarter of 2014, compared with $1.93 billion and $3.70 per common share, respectively, for the second quarter of 2013. Annualized return on average common shareholders’ equity (ROE) was 10.9% for the second quarter of 2014, compared with 10.5% for the second quarter of 2013.

Book value per common share was $158.21 and tangible book value per common share 1 was $148.45 as of June 2014, both approximately 2% higher compared with the end of the first quarter of 2014. During the quarter, the firm repurchased 7.8 million shares of its common stock for a total cost of $1.25 billion. Our Common Equity Tier 1 ratio 2 was 11.4% as of June 2014, under the Basel III Advanced approach reflecting the applicable transitional provisions. Our Common Equity Tier 1 ratio under this approach was 11.3% as of March 2014. Total assets decreased $56 billion to $860 billion as of June 2014, resulting from a firmwide initiative to reduce activities with lower returns, including certain secured client financing activities.

The firm generated net revenues of $9.13 billion for the second quarter of 2014, compared with $8.61 billion for the second quarter of 2013. These results reflected significantly higher net revenues in Investing & Lending, as well as higher net revenues in both Investment Banking and Investment Management compared with the second quarter of 2013. These increases were partially offset by lower net revenues in Institutional Client Services.

An overview of net revenues for each of our business segments is provided below.

1.

Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Balance Sheet and Funding Sources — Balance Sheet Analysis and Metrics” below for further information about our calculation of tangible book value per common share.

2.	See Note 20 to the condensed consolidated financial statements for further information about our capital ratios.

Goldman Sachs June 2014 Form 10-Q	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment Banking

Net revenues in Investment Banking increased compared with the second quarter of 2013, primarily reflecting significantly higher net revenues in Underwriting. This increase was due to significantly higher net revenues in equity underwriting, reflecting an increase in industry-wide activity, as well as slightly higher net revenues in debt underwriting. Net revenues in Financial Advisory were slightly higher compared with the second quarter of 2013.

Institutional Client Services

Net revenues in Institutional Client Services decreased compared with the second quarter of 2013, reflecting lower net revenues in both Equities and Fixed Income, Currency and Commodities Client Execution.

The decrease in Fixed Income, Currency and Commodities Client Execution compared with the second quarter of 2013 was due to significantly lower net revenues in currencies and, to a lesser extent, commodities. In addition, net revenues in credit products were slightly lower. These results were partially offset by higher net revenues in mortgages and interest rate products compared with the second quarter of 2013. During the quarter, Fixed Income, Currency and Commodities Client Execution continued to operate in a challenging environment as market volatility and levels of activity generally remained low.

The decrease in Equities compared with the second quarter of 2013 was primarily due to significantly lower net revenues in equities client execution, which included significantly lower net revenues in derivatives and an $84 million decline reflecting the sale of a majority stake in our Americas reinsurance business in April 2013. In addition, commissions and fees were lower, primarily reflecting generally lower volumes, particularly in the United States and Asia. Securities services net revenues were essentially unchanged compared with the second quarter of 2013. During the quarter, Equities operated in an environment generally characterized by continued low volatility levels.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $19 million (substantially all related to equities client execution) for the second quarter of 2014, compared with a net gain of $59 million ($32 million and $27 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the second quarter of 2013.

Investing & Lending

Net revenues in Investing & Lending increased significantly compared with the second quarter of 2013, reflecting a significant increase in net gains from investments in private equities, driven by company-specific events and strong corporate performance. Net revenues from debt securities and loans were lower compared with the second quarter of 2013, reflecting a significant decline in net gains, partially offset by an increase in net interest income. Other net revenues, related to our consolidated investments, were significantly lower compared with the second quarter of 2013, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Investment Management

Net revenues in Investment Management increased compared with the second quarter of 2013, due to higher management and other fees, reflecting higher average assets under supervision. During the quarter, total assets under supervision increased $59 billion to $1.14 trillion. Long-term assets under supervision increased $44 billion, including net inflows of $21 billion 1 in fixed income assets. Net market appreciation of $23 billion during the quarter was primarily in equity and fixed income assets. In addition, liquidity products increased $15 billion 1.

1.

Net inflows in long-term assets under supervision include $11 billion of fixed income asset inflows for the three months ended June 2014, which were in addition to $8 billion of fixed income asset inflows for the three months ended March 2014, in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business. Net inflows in liquidity products include $6 billion of inflows for the three months ended June 2014 in connection with our acquisition of RBS Asset Management’s money market funds.

106	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2014 versus June 2013. The firm generated net earnings of $4.07 billion and diluted earnings per common share of $8.13 for the first half of 2014, compared with $4.19 billion and $7.99 per common share, respectively, for the first half of 2013. Annualized ROE was 10.9% for the first half of 2014, compared with 11.5% for the first half of 2013.

The firm generated net revenues of $18.45 billion for the first half of 2014, compared with $18.70 billion for the first half of 2013, reflecting lower net revenues in Institutional Client Services, offset by higher net revenues in both Investment Banking and Investment Management, as well as slightly higher net revenues in Investing & Lending.

An overview of net revenues for each of our business segments is provided below.

Investment Banking

Net revenues in Investment Banking increased compared with the first half of 2013, due to significantly higher net revenues in Financial Advisory, primarily reflecting increases in the United States and Europe, and higher net revenues in Underwriting. The increase in Underwriting was due to significantly higher net revenues in equity underwriting, principally from primary and secondary offerings. Net revenues in debt underwriting were essentially unchanged compared with the first half of 2013.

Institutional Client Services

Net revenues in Institutional Client Services decreased compared with the first half of 2013, reflecting lower net revenues in both Fixed Income, Currency and Commodities Client Execution and Equities.

The decrease in Fixed Income, Currency and Commodities Client Execution compared with the first half of 2013 primarily reflected significantly lower net revenues in currencies. In addition, net revenues in interest rate products, credit products and mortgages were lower. These results were partially offset by significantly higher net revenues in commodities compared with the first half of 2013. During the first half of 2014, Fixed Income, Currency and Commodities Client Execution continued to operate in a challenging environment as market volatility and levels of activity generally remained low.

The decrease in Equities compared with the first half of 2013 was primarily due to significantly lower net revenues in equities client execution, as $317 million of the decline reflected the sale of a majority stake in our Americas reinsurance business in April 2013. In addition, net revenues were significantly lower in derivatives. Commissions and fees were slightly lower compared with the first half of 2013, reflecting generally lower volumes in the United States and Asia, partially offset by an increase in European equity volumes. Securities services net revenues were slightly higher compared with the first half of 2013. During the first half of 2014, Equities operated in an environment generally characterized by low volatility levels.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $4 million (a net gain of $16 million related to Fixed Income, Currency and Commodities Client Execution and a net loss of $20 million related to equities client execution) for the first half of 2014, compared with a net loss of $18 million ($10 million and $8 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first half of 2013.

Goldman Sachs June 2014 Form 10-Q	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investing & Lending

Net revenues in Investing & Lending increased slightly compared with the first half of 2013, reflecting a significant increase in net gains from investments in equity securities. This increase was due to an increase in net gains from investments in private equities, primarily driven by company-specific events, partially offset by a decrease in net gains from investments in public equities as movements in global equity prices during the first half of 2014 were generally less favorable compared with the same prior year period. Net revenues from debt securities and loans were slightly lower compared with the first half of 2013, reflecting a decline in net gains, partially offset by an increase in net interest income. Other net revenues, related to our consolidated investments, were significantly lower compared with the same prior year period, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Investment Management

Net revenues in Investment Management increased compared with the first half of 2013, due to higher management and other fees, reflecting higher average assets under supervision, as well as significantly higher incentive fees. During the first half of 2014, total assets under supervision increased $100 billion to $1.14 trillion. Long-term assets under supervision increased $98 billion, including net inflows of $61 billion 1, primarily in fixed income assets. Net market appreciation of $37 billion during the first half of 2014 was primarily in fixed income and equity assets. In addition, liquidity products increased $2 billion 1.

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

1.

Net inflows in long-term assets under supervision include $19 billion of fixed income asset inflows for the six months ended June 2014 in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business. Net inflows in liquidity products include $6 billion of inflows for the six months ended June 2014 in connection with our acquisition of RBS Asset Management’s money market funds.

108	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

During the second quarter of 2014, global economic conditions appeared to improve. After economic activity in the United States weakened substantially during the first quarter of 2014, largely due to harsh weather conditions, broader economic prospects and market sentiment improved during the second quarter of 2014. In addition, real gross domestic product (GDP) growth in China accelerated significantly, while growth in Japan declined following the consumption tax hike at the beginning of the quarter. Market tensions related to the political situation in Ukraine and Russia subsided temporarily over the course of the quarter, although political instability in Iraq generated concern by the end of the quarter. In addition, the European Central Bank (ECB) took further steps to ease monetary conditions in the Euro area, both by cutting policy rates and by announcing a new set of measures to support bank lending. During the quarter, global equity prices increased, interest rates generally fell and credit spreads tightened, while levels of volatility declined further from already low levels. In investment banking, industry-wide underwriting activity remained strong in both equity and debt. While industry-wide announced mergers and acquisitions activity significantly increased, industry-wide completed mergers and acquisitions activity significantly declined compared with the first quarter of 2014.

United States

In the United States, real GDP increased significantly during the quarter following a decline in the first quarter of 2014. This increase primarily reflected an acceleration in consumer spending and strong growth in fixed investment, inventory accumulation and government spending. Measures of consumer and business confidence improved. In addition, housing starts increased, while house sales declined compared with the previous quarter. The unemployment rate declined significantly, but continued to show a high degree of slack in the labor market. Measures of inflation increased during the quarter. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% and continued to reduce the size of its monthly program to purchase U.S. Treasury securities and mortgage-backed securities. The 10-year U.S. Treasury note yield ended the quarter at 2.53%, 20 basis points lower compared with the end of the first quarter of 2014. In equity markets, the S&P 500 Index and the NASDAQ Composite Index both increased by 5%, and the Dow Jones Industrial Average increased by 2%, compared with the end of the first quarter of 2014.

Europe

In the Euro area, real GDP growth appeared to increase slightly from the previous quarter, reflecting stronger growth in consumer spending and fixed investment. However, the ECB responded to low inflation by reducing its main refinancing operations rate by 10 basis points to 0.15% and lowering the deposit rate into negative territory. The ECB also announced further steps to increase private sector lending, including the implementation of targeted longer-term refinancing operations. Measures of unemployment remained high. The Euro depreciated by 1% against the U.S. dollar. In the United Kingdom, real GDP continued to expand at a solid pace during the quarter, reflecting strong domestic demand. The Bank of England maintained its official bank rate at 0.50%. The British pound appreciated by 2% against the U.S. dollar. Long-term government bond yields generally fell in both core and periphery economies. In equity markets, the DAX Index increased by 3%, the FTSE 100 Index and the Euro Stoxx 50 Index both increased by 2%, and the CAC 40 Index increased by 1% compared with the end of the first quarter of 2014.

Asia

In Japan, real GDP appeared to contract substantially during the quarter, primarily reflecting a decline in consumer spending following a consumption tax hike. Although measures of inflation increased during the quarter, inflation remained below the Bank of Japan’s (BOJ) 2% inflation target excluding the impact of the consumption tax hike. The BOJ continued its program of quantitative and qualitative monetary easing, but did not announce any new policy measures. The yield on 10-year Japanese government bonds declined and the Japanese yen appreciated against the U.S. dollar by 2%. The Nikkei 225 Index increased by 2% compared with the end of the first quarter of 2014. In China, real GDP growth accelerated significantly during the quarter, reflecting strong industrial production, retail sales and exports. Measures of inflation remained moderate. The People’s Bank of China announced targeted cuts to the reserve requirement ratio for certain financial institutions. The Chinese yuan was essentially unchanged against the U.S. dollar. In equity markets, the Hang Seng Index and Shanghai Composite Index increased by 5% and 1%, respectively. In India, economic growth appeared to increase, but remained near the lower end of the historical range. The rate of wholesale inflation increased. The Indian rupee was essentially unchanged against the U.S. dollar. The BSE Sensex Index increased by 14% compared with the end of the first quarter of 2014.

Goldman Sachs June 2014 Form 10-Q	109

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

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of June 2014, March 2014 and December 2013, level 3 assets represented 4.6%, 4.5% and 4.4%, respectively, of our total assets. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

110	Goldman Sachs June 2014 Form 10-Q

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

Goldman Sachs June 2014 Form 10-Q	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Level 3 Financial Assets at Fair Value. The table below presents financial assets measured at fair value and the amount of such assets that are classified within level 3 of the fair value hierarchy.

Total level 3 financial assets were $39.76 billion, $40.92 billion and $40.01 billion as of June 2014, March 2014 and December 2013, respectively.

See Notes 5 through 8 to the condensed consolidated financial statements for further information about changes in level 3 financial assets and fair value measurements.

	As of June 2014		As of March 2014		As of December 2013
in millions	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 6,537	$ —	$ 8,773	$ —	$ 8,608	$ —

U.S. government and federal agency obligations	75,648	—	77,000	—	71,072	—

Non-U.S. government and agency obligations	44,787	53	39,767	45	40,944	40

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,374	2,620	5,536	2,626	6,596	2,692

Loans and securities backed by residential real estate	9,857	2,039	9,357	2,065	9,025	1,961

Bank loans and bridge loans	18,731	8,947	17,357	9,687	17,400	9,324

Corporate debt securities	23,459	2,330	20,630	2,632	17,412	2,873

State and municipal obligations	1,406	169	1,328	242	1,476	257

Other debt obligations	3,645	629	3,318	640	3,129	807

Equities and convertible debentures	97,462	16,259	87,320	15,807	101,024	14,685

Commodities	4,057	—	4,301	—	4,556	—
Total cash instruments	291,963	33,046	274,687	33,744	281,242	32,639

Derivatives	53,843	6,609	57,846	7,082	57,879	7,076
Financial instruments owned, at fair value	345,806	39,655	332,533	40,826	339,121	39,715

Securities segregated for regulatory and other purposes	23,947	—	40,478	—	31,937	—

Securities purchased under agreements to resell	108,504	50	134,547	63	161,297	63

Securities borrowed	51,971	—	71,243	—	60,384	—

Receivables from customers and counterparties	7,010	55	7,060	34	7,416	235

Other assets	—	—	—	—	18	—
Total	$537,238	$39,760	$585,861	$40,923	$600,173	$40,013

112	Goldman Sachs June 2014 Form 10-Q

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

See Note 12 to the condensed consolidated financial statements for impairments of our identifiable intangible assets.

Recent Accounting Developments

See Note 3 to the condensed consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs June 2014 Form 10-Q	113

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

114	Goldman Sachs June 2014 Form 10-Q

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

Financial Overview

The table below presents an overview of our financial results.

$ in millions, except per share amounts	Three Months Ended June		Six Months Ended June
	2014	2013	2014	2013
Net revenues	$9,125	$8,612	$18,453	$18,702

Pre-tax earnings	2,821	2,645	5,842	6,018

Net earnings	2,037	1,931	4,070	4,191

Net earnings applicable to common shareholders	1,953	1,861	3,902	4,049

Diluted earnings per common share	4.10	3.70	8.13	7.99

Annualized return on average common shareholders’ equity [1]	10.9%	10.5%	10.9%	11.5%

1.

Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Total shareholders’ equity	$80,674	$77,629	$79,889	$77,156

Preferred stock	(8,700)	(6,950)	(8,057)	(6,629)
Common shareholders’ equity	$71,974	$70,679	$71,832	$70,527

The table below presents selected financial ratios.

	Three Months Ended June		Six Months Ended June
	2014	2013	2014	2013
Annualized net earnings to average assets	0.9%	0.8%	0.9%	0.9%

Annualized return on average total shareholders’ equity [1]	10.1%	9.9%	10.2%	10.9%

Total average equity to average assets	8.8%	8.1%	8.7%	8.0%

Dividend payout ratio [2]	13.4%	13.5%	13.5%	12.5%

1.	Annualized return on average total shareholders’ equity is computed by dividing annualized net earnings by average monthly total shareholders’ equity.

2.	Dividend payout ratio is computed by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

Three Months Ended June 2014 versus June 2013. Net revenues on the condensed consolidated statements of earnings were $9.13 billion for the second quarter of 2014, 6% higher than the second quarter of 2013, reflecting significantly higher other principal transactions revenues, as well as higher investment banking revenues and investment management revenues. In addition, net interest income was significantly higher compared with the second quarter of 2013. These increases were partially offset by lower market-making revenues and lower commissions and fees compared with the second quarter of 2013.

Six Months Ended June 2014 versus June 2013. Net revenues on the condensed consolidated statements of earnings were $18.45 billion for the first half of 2014, essentially unchanged compared with the first half of 2013, as significantly lower market-making revenues and slightly lower commissions and fees were offset by higher investment banking revenues and investment management revenues, as well as higher net interest income. In addition, other principal transactions revenues were essentially unchanged compared with the first half of 2013.

Non-interest Revenues

Investment banking

During the second quarter of 2014, investment banking revenues reflected an operating environment generally characterized by strong industry-wide underwriting activity in both equity and debt. While industry-wide announced mergers and acquisitions activity significantly increased, industry-wide completed mergers and acquisitions activity significantly declined compared with the first quarter of 2014. In the future, if market conditions become less favorable and client activity levels broadly decline, investment banking revenues would likely be negatively impacted.

Three Months Ended June 2014 versus June 2013. Investment banking revenues on the condensed consolidated statements of earnings were $1.78 billion for the second quarter of 2014, 15% higher than the second quarter of 2013, primarily reflecting significantly higher revenues in underwriting. This increase was due to significantly higher revenues in equity underwriting, reflecting an increase in industry-wide activity, as well as slightly higher revenues in debt underwriting. Revenues in financial advisory were slightly higher compared with the second quarter of 2013.

Goldman Sachs June 2014 Form 10-Q	115

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2014 versus June 2013. Investment banking revenues on the condensed consolidated statements of earnings were $3.56 billion for the first half of 2014, 14% higher than the first half of 2013, due to significantly higher revenues in financial advisory, primarily reflecting increases in the United States and Europe, and higher revenues in underwriting. The increase in underwriting was due to significantly higher revenues in equity underwriting, principally from primary and secondary offerings. Revenues in debt underwriting were essentially unchanged compared with the first half of 2013.

Investment management

During the second quarter of 2014, investment management revenues reflected an operating environment generally characterized by improved asset prices, primarily in equity and fixed income assets, resulting in appreciation in the value of client assets. In addition, the mix of average assets under supervision shifted slightly from liquidity products to long-term assets under supervision, particularly fixed income assets, compared with the first quarter of 2014. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, investment management revenues would likely be negatively impacted. In addition, concerns about the global economic outlook could result in downward pressure on assets under supervision.

Three Months Ended June 2014 versus June 2013. Investment management revenues on the condensed consolidated statements of earnings were $1.38 billion for the second quarter of 2014, 9% higher than the second quarter of 2013, due to higher management and other fees, reflecting higher average assets under supervision.

Six Months Ended June 2014 versus June 2013. Investment management revenues on the condensed consolidated statements of earnings were $2.88 billion for the first half of 2014, 14% higher than the first half of 2013, due to higher management and other fees, reflecting higher average assets under supervision, as well as significantly higher incentive fees, driven by a performance fee related to the sale of an investment during the first quarter of 2014.

Commissions and fees

During the second quarter of 2014, commissions and fees reflected an operating environment characterized by lower average daily volumes in listed cash equities in the United States, Asia and Europe compared with the first quarter of 2014, and continued low volatility levels. If market volumes continue to decline, commissions and fees would likely be negatively impacted.

Three Months Ended June 2014 versus June 2013. Commissions and fees on the condensed consolidated statements of earnings were $786 million for the second quarter of 2014, 10% lower than the second quarter of 2013, primarily reflecting generally lower volumes, particularly in the United States and Asia. During the second quarter of 2014, our average daily volumes were lower in the United States and Asia compared with the second quarter of 2013, generally consistent with market volumes in these regions.

Six Months Ended June 2014 versus June 2013. Commissions and fees on the condensed consolidated statements of earnings were $1.66 billion for the first half of 2014, 3% lower than the first half of 2013, reflecting generally lower volumes in the United States and Asia, partially offset by an increase in European equity volumes. During the first half of 2014, our average daily volumes were lower in the United States and Asia, and higher in Europe, compared with the first half of 2013, generally consistent with market volumes in these regions.

116	Goldman Sachs June 2014 Form 10-Q

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

During the second quarter of 2014, market-making revenues reflected a challenging operating environment generally characterized by continued low volatility levels. Global equity prices increased and credit spreads tightened during the quarter, while our clients’ risk appetite remained subdued and activity levels generally remained low. If macroeconomic concerns continue over the long term, market-making revenues would likely continue to be negatively impacted.

Three Months Ended June 2014 versus June 2013. Market-making revenues on the condensed consolidated statements of earnings were $2.19 billion for the second quarter of 2014, 19% lower than the second quarter of 2013, primarily reflecting significantly lower revenues in currencies and equity derivatives. In addition, commodities and credit products were lower compared with the second quarter of 2013. These decreases were partially offset by significantly higher revenues in equity cash products and higher revenues in mortgages and interest rate products.

Six Months Ended June 2014 versus June 2013. Market-making revenues on the condensed consolidated statements of earnings were $4.82 billion for the first half of 2014, 21% lower than the first half of 2013, reflecting lower revenues across most major fixed income and certain equity products, particularly in currencies and equity derivatives, as well as the sale of a majority stake in our Americas reinsurance business in April 2013. Revenues in commodities and equity cash products were significantly higher compared with the first half of 2013.

Other principal transactions

“Other principal transactions” is comprised of revenues (excluding net interest) from our investing activities and the origination of loans to provide financing to clients. In addition, “Other principal transactions” includes revenues related to our consolidated investments. Other principal transactions are included in our Investing & Lending segment.

During the second quarter of 2014, other principal transactions revenues generally reflected net gains from company-specific events and strong corporate performance, as rising asset prices created a favorable environment for our equity and debt investments. However, concerns about the outlook for the global economy and uncertainty over the impact of financial regulatory reform continue to be meaningful considerations for the global marketplace. If equity markets decline or credit spreads widen, other principal transactions revenues would likely be negatively impacted.

Three Months Ended June 2014 versus June 2013. Other principal transactions revenues on the condensed consolidated statements of earnings were $2.00 billion for the second quarter of 2014, 42% higher than the second quarter of 2013, reflecting a significant increase in net gains from investments in private equities, driven by company-specific events and strong corporate performance. Net gains from debt securities and loans were significantly lower compared with the second quarter of 2013. Revenues related to our consolidated investments were significantly lower compared with the second quarter of 2013, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Six Months Ended June 2014 versus June 2013. Other principal transactions revenues on the condensed consolidated statements of earnings were $3.50 billion for the first half of 2014, essentially unchanged compared with the first half of 2013. Other principal transactions revenues for the first half of 2014 included an increase in net gains from investments in equity securities, as an increase in net gains from investments in private equities, primarily driven by company-specific events, was partially offset by a decrease in net gains from investments in public equities as movements in global equity prices during the first half of 2014 were generally less favorable compared with the same prior year period. Net gains from debt securities and loans were lower compared with the first half of 2013. In addition, revenues related to our consolidated investments were significantly lower compared with the same prior year period, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Goldman Sachs June 2014 Form 10-Q	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Interest Income

Three Months Ended June 2014 versus June 2013. Net interest income on the condensed consolidated statements of earnings was $1.00 billion for the second quarter of 2014, 21% higher than the second quarter of 2013, primarily due to lower interest expense related to financial instruments sold, but not yet purchased, at fair value and long-term borrowings.

Six Months Ended June 2014 versus June 2013. Net interest income on the condensed consolidated statements of earnings was $2.04 billion for the first half of 2014, 16% higher than the first half of 2013, primarily due to lower interest expense related to financial instruments sold, but not yet purchased, at fair value, other interest-bearing liabilities, and long-term borrowings.

See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” in the June 2014 Form 10-Q for further information about our sources of net interest income.

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

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Three Months Ended June		Six Months Ended June
$ in millions	2014	2013	2014	2013
Compensation and benefits	$ 3,924	$ 3,703	$ 7,935	$ 8,042

Brokerage, clearing, exchange and distribution fees	613	613	1,208	1,174

Market development	141	140	279	281

Communications and technology	186	182	386	370

Depreciation and amortization	294	266	684	568

Occupancy	205	210	415	428

Professional fees	224	218	436	464

Insurance reserves [1]	—	49	—	176

Other expenses	717	586	1,268	1,181
Total non-compensation expenses	2,380	2,264	4,676	4,642
Total operating expenses	$ 6,304	$ 5,967	$12,611	$12,684
Total staff at period-end	32,400	31,700

1.

Consists of changes in reserves related to our Americas reinsurance business, including interest credited to policyholder account balances, and expenses related to property catastrophe reinsurance claims. In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

Three Months Ended June 2014 versus June 2013. Operating expenses on the condensed consolidated statements of earnings were $6.30 billion for the second quarter of 2014, 6% higher than the second quarter of 2013. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $3.92 billion for the second quarter of 2014, 6% higher than the second quarter of 2013, reflecting an increase in net revenues. Total staff decreased 1% during the second quarter of 2014.

Non-compensation expenses on the condensed consolidated statements of earnings were $2.38 billion for the second quarter of 2014, 5% higher than the second quarter of 2013, reflecting higher other expenses, due to higher net provisions for litigation and regulatory proceedings, and an increase in depreciation and amortization expenses, reflecting impairment charges in the second quarter of 2014 related to consolidated investments. These increases were partially offset by a decline in insurance reserves, reflecting the sale of our Americas reinsurance business. The second quarter of 2014 included net provisions for litigation and regulatory proceedings of $284 million compared with $149 million for the second quarter of 2013.

118	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2014 versus June 2013. Operating expenses on the condensed consolidated statements of earnings were $12.61 billion for the first half of 2014, essentially unchanged compared with the first half of 2013. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $7.94 billion for the first half of 2014, essentially unchanged compared with the first half of 2013. The ratio of compensation and benefits to net revenues for the first half of 2014 was 43.0%, consistent with the first half of 2013. Total staff decreased 2% during the first half of 2014.

Non-compensation expenses on the condensed consolidated statements of earnings were $4.68 billion for the first half of 2014, essentially unchanged compared with the first half of 2013. Non-compensation expenses for the first half of 2014 included an increase in depreciation and amortization expenses, reflecting impairment charges in the first half of 2014 related to consolidated investments, and higher other expenses, due to higher net provisions for litigation and regulatory proceedings compared with the first half of 2013. These increases were largely offset by a decline in insurance reserves, reflecting the sale of our Americas reinsurance business. The first half of 2014 included net provisions for litigation and regulatory proceedings of $399 million compared with $259 million for the first half of 2013.

Provision for Taxes

The effective income tax rate for the first half of 2014 was 30.3%, down from 32.7% for the first quarter of 2014, primarily due to a determination that certain non-U.S. earnings would be permanently reinvested abroad, as well as changes in the earnings mix, and down from the full year tax rate of 31.5% for 2013.

The rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired effective December 31, 2013. This change did not have a material impact on our effective tax rate for the six months ended June 2014, and we do not expect it will have a material impact on our effective tax rate for the remainder of 2014. This change may have a material impact on our effective tax rate for 2015 if the expired provisions are not re-enacted.

On March 31, 2014, New York State enacted executive budget legislation for the 2014-2015 fiscal year which makes changes to the income taxation of corporations doing business in New York State. This change did not have a material impact on our effective tax rate for the six months ended June 2014, and we do not expect it will have a material impact on our effective tax rate for the remainder of 2014 or for 2015.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Investment Banking
Net revenues	$1,781	$1,552	$ 3,560	$ 3,120

Operating expenses	1,076	1,025	2,121	2,089
Pre-tax earnings	$ 705	$ 527	$ 1,439	$ 1,031
Institutional Client Services
Net revenues	$3,830	$4,313	$ 8,276	$ 9,452

Operating expenses	3,044	3,120	6,138	6,686
Pre-tax earnings	$ 786	$1,193	$ 2,138	$ 2,766
Investing & Lending
Net revenues	$2,072	$1,415	$ 3,601	$ 3,483

Operating expenses	998	705	1,890	1,701
Pre-tax earnings	$1,074	$710	$ 1,711	$ 1,782
Investment Management
Net revenues	$1,442	$1,332	$ 3,016	$ 2,647

Operating expenses	1,183	1,110	2,459	2,200
Pre-tax earnings	$ 259	$ 222	$ 557	$ 447
Total net revenues	$9,125	$8,612	$18,453	$18,702

Total operating expenses [1]	6,304	5,967	12,611	12,684
Total pre-tax earnings	$2,821	$2,645	$ 5,842	$ 6,018

1.

Includes real estate-related exit costs of $3 million and $7 million for the three months ended June 2014 and June 2013, respectively, and $3 million and $8 million for the six months ended June 2014 and June 2013, respectively, that have not been allocated to our segments. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the condensed consolidated statements of earnings.

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

Goldman Sachs June 2014 Form 10-Q	119

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Financial Advisory	$ 506	$ 486	$1,188	$ 970
Equity underwriting	545	371	982	761

Debt underwriting	730	695	1,390	1,389
Total Underwriting	1,275	1,066	2,372	2,150
Total net revenues	1,781	1,552	3,560	3,120

Operating expenses	1,076	1,025	2,121	2,089
Pre-tax earnings	$ 705	$ 527	$1,439	$1,031

The table below presents our financial advisory and underwriting transaction volumes. 1

	Three Months Ended June		Six Months Ended June
in billions	2014	2013	2014	2013
Announced mergers and acquisitions	$ 482	$ 125	$ 635	$ 262

Completed mergers and acquisitions	86	162	327	381

Equity and equity-related offerings [2]	25	21	45	45

Debt offerings [3]	70	75	160	164

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

Three Months Ended June 2014 versus June 2013. Net revenues in Investment Banking were $1.78 billion for the second quarter of 2014, 15% higher than the second quarter of 2013.

Net revenues in Financial Advisory were $506 million, slightly higher compared with the second quarter of 2013. Net revenues in Underwriting were $1.28 billion, 20% higher than the second quarter of 2013, primarily due to significantly higher net revenues in equity underwriting, reflecting an increase in industry-wide activity. Net revenues in debt underwriting were slightly higher compared with the second quarter of 2013.

During the second quarter of 2014, Investment Banking operated in an environment generally characterized by strong industry-wide underwriting activity in both equity and debt. While industry-wide announced mergers and acquisitions activity significantly increased, industry-wide completed mergers and acquisitions activity significantly declined compared with the first quarter of 2014. In the future, if market conditions become less favorable and client activity levels broadly decline, net revenues in Investment Banking would likely be negatively impacted.

During the second quarter of 2014, our investment banking transaction backlog increased due to a significant increase in estimated net revenues from potential advisory transactions. Estimated net revenues from potential underwriting transactions were lower compared with the end of the first quarter of 2014, as a significant decrease in estimated net revenues from potential equity underwriting transactions, particularly in initial public offerings, were partially offset by an increase in estimated net revenues from potential debt underwriting transactions, principally related to leveraged finance transactions.

120	Goldman Sachs June 2014 Form 10-Q

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

Operating expenses were $1.08 billion for the second quarter of 2014, 5% higher than the second quarter of 2013, primarily due to increased compensation and benefits expenses, resulting from higher net revenues. Pre-tax earnings were $705 million in the second quarter of 2014, 34% higher than the second quarter of 2013.

Six Months Ended June 2014 versus June 2013. Net revenues in Investment Banking were $3.56 billion for the first half of 2014, 14% higher than the first half of 2013.

Net revenues in Financial Advisory were $1.19 billion, 22% higher than the first half of 2013, primarily reflecting increases in the United States and Europe. Net revenues in Underwriting were $2.37 billion, 10% higher than the first half of 2013, due to significantly higher net revenues in equity underwriting, principally from primary and secondary offerings. Net revenues in debt underwriting were essentially unchanged compared with the first half of 2013.

During the first half of 2014, Investment Banking operated in an environment generally characterized by strong industry-wide underwriting activity in both equity and debt. While industry-wide announced mergers and acquisitions activity significantly increased, industry-wide completed mergers and acquisitions activity declined compared with the first half of 2013. In the future, if market conditions become less favorable and client activity levels broadly decline, net revenues in Investment Banking would likely be negatively impacted.

During the first half of 2014, our investment banking transaction backlog increased due to a significant increase in estimated net revenues from potential advisory transactions. Estimated net revenues from potential underwriting transactions were lower compared with the end of 2013, as a significant decrease in estimated net revenues from potential equity underwriting transactions, particularly in initial public offerings, were partially offset by an increase in estimated net revenues from potential debt underwriting transactions, principally related to leveraged finance transactions.

Operating expenses were $2.12 billion for the first half of 2014, 2% higher than the first half of 2013. Pre-tax earnings were $1.44 billion in the first half of 2014, 40% higher than the first half of 2013.

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

Goldman Sachs June 2014 Form 10-Q	121

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended June			Six Months Ended June
in millions	2014	2013		2014	2013
Fixed Income, Currency and Commodities Client Execution	$2,223	$2,463		$5,073	$5,680
Equities client execution	483	638	[1]	899	1,447	[1]

Commissions and fees	751	836		1,579	1,629

Securities services	373	376		725	696
Total Equities	1,607	1,850		3,203	3,772
Total net revenues	3,830	4,313		8,276	9,452

Operating expenses	3,044	3,120		6,138	6,686
Pre-tax earnings	$ 786	$1,193		$2,138	$2,766

1.

Net revenues related to the Americas reinsurance business were $84 million and $317 million for the three and six months ended June 2013, respectively. In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

Three Months Ended June 2014 versus June 2013. Net revenues in Institutional Client Services were $3.83 billion for the second quarter of 2014, 11% lower than the second quarter of 2013.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $2.22 billion, 10% lower than the second quarter of 2013, due to significantly lower net revenues in currencies and, to a lesser extent, commodities. The decrease in currencies primarily reflected low market volatility and low levels of activity during the second quarter of 2014. The decrease in commodities primarily reflected the impact of high volatility levels in precious metal products during the second quarter of 2013. In addition, net revenues in credit products were slightly lower. These results were partially offset by higher net revenues in mortgages and interest rate products compared with the second quarter of 2013.

Net revenues in Equities were $1.61 billion, 13% lower than the second quarter of 2013. Excluding net revenues of $84 million for the second quarter of 2013 related to our Americas reinsurance business 1, net revenues in Equities were 9% lower than the second quarter of 2013, reflecting significantly lower net revenues in derivatives and lower commissions and fees. The decrease in commissions and fees primarily reflected generally lower volumes, particularly in the United States and Asia. During the second quarter of 2014, our average daily volumes were lower in the United States and Asia compared with the second quarter of 2013, generally consistent with market volumes in these regions. Securities services net revenues were essentially unchanged compared with the second quarter of 2013. During the quarter, Equities operated in an environment generally characterized by continued low volatility levels.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $19 million (substantially all related to equities client execution) for the second quarter of 2014, compared with a net gain of $59 million ($32 million and $27 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the second quarter of 2013.

1.	In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

122	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

During the second quarter of 2014, Institutional Client Services operated in a challenging environment generally characterized by continued low volatility levels. Global equity prices increased and credit spreads tightened during the quarter, while our clients’ risk appetite remained subdued and activity levels generally remained low. If macroeconomic concerns continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $3.04 billion for the second quarter of 2014, 2% lower than the second quarter of 2013, due to decreased compensation and benefits expenses, resulting from lower net revenues, and lower expenses as a result of the sale of a majority stake in our Americas reinsurance business. These decreases were partially offset by increased net provisions for litigation and regulatory proceedings. Pre-tax earnings were $786 million in the second quarter of 2014, 34% lower than the second quarter of 2013.

Six Months Ended June 2014 versus June 2013. Net revenues in Institutional Client Services were $8.28 billion for the first half of 2014, 12% lower than the first half of 2013.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $5.07 billion, 11% lower than the first half of 2013, primarily reflecting significantly lower net revenues in currencies. In addition, net revenues in interest rate products, credit products and mortgages were lower. These decreases primarily reflected the impact of a challenging environment during the first half of 2014 as market volatility and levels of activity generally remained low. These results were partially offset by significantly higher net revenues in commodities compared with the first half of 2013, reflecting more favorable market-making conditions in certain energy products during the first quarter of 2014.

Net revenues in Equities were $3.20 billion, 15% lower than the first half of 2013. Excluding net revenues of $317 million for the first half of 2013 related to our Americas reinsurance business 1, net revenues in Equities were 7% lower than the first half of 2013. Net revenues in equities client execution were significantly lower compared with the same prior year period, reflecting the sale of our Americas reinsurance business and significantly lower net revenues in derivatives. Commissions and fees were slightly lower compared with the first half of 2013, reflecting generally lower volumes in the United States and Asia, partially offset by an increase in European equity volumes. During the first half of 2014, our average daily volumes were lower in the United States and Asia, and higher in Europe, compared with the first half of 2013, generally consistent with market volumes in these regions. Securities services net revenues were slightly higher compared with the first half of 2013. During the first half of 2014, Equities operated in an environment generally characterized by low volatility levels.

The net loss attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $4 million (a net gain of $16 million related to Fixed Income, Currency and Commodities Client Execution and a net loss of $20 million related to equities client execution) for the first half of 2014, compared with a net loss of $18 million ($10 million and $8 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first half of 2013.

During the first half of 2014, Institutional Client Services operated in a challenging environment generally characterized by continued low volatility levels. Global equity prices increased and credit spreads tightened during the first half of 2014, while our clients’ risk appetite remained subdued and activity levels generally remained low. If macroeconomic concerns continue over the long term, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $6.14 billion for the first half of 2014, 8% lower than the first half of 2013, due to decreased compensation and benefits expenses, resulting from lower net revenues, and lower expenses as a result of the sale of a majority stake in our Americas reinsurance business. These decreases were partially offset by increased net provisions for litigation and regulatory proceedings. Pre-tax earnings were $2.14 billion in the first half of 2014, 23% lower than the first half of 2013.

1.	In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

Goldman Sachs June 2014 Form 10-Q	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investing & Lending

Investing & Lending includes our investing activities and the origination of loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, some of which are consolidated, directly and indirectly through funds that we manage, in debt securities and loans, public and private equity securities, and real estate entities.

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Equity securities	$1,253	$ 462	$1,955	$1,589

Debt securities and loans	604	658	1,201	1,224

Other	215	295	445	670
Total net revenues	2,072	1,415	3,601	3,483

Operating expenses	998	705	1,890	1,701
Pre-tax earnings	$1,074	$ 710	$1,711	$1,782

Three Months Ended June 2014 versus June 2013. Net revenues in Investing & Lending were $2.07 billion for the second quarter of 2014, 46% higher than the second quarter of 2013, reflecting a significant increase in net gains from investments in private equities, driven by company-specific events and strong corporate performance. Net revenues from debt securities and loans were lower compared with the second quarter of 2013, reflecting a significant decline in net gains, partially offset by an increase in net interest income. Other net revenues, related to our consolidated investments, were significantly lower compared with the second quarter of 2013, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Operating expenses were $998 million for the second quarter of 2014, 42% higher than the second quarter of 2013, primarily due to increased compensation and benefits expenses, resulting from higher net revenues, and the impact of impairment charges during the second quarter of 2014 related to consolidated investments. Pre-tax earnings were $1.07 billion in the second quarter of 2014, 51% higher than the second quarter of 2013.

Six Months Ended June 2014 versus June 2013. Net revenues in Investing & Lending were $3.60 billion for the first half of 2014, 3% higher than the first half of 2013, reflecting a significant increase in net gains from investments in equity securities. This increase was due to an increase in net gains from investments in private equities, primarily driven by company-specific events, partially offset by a decrease in net gains from investments in public equities as movements in global equity prices during the first half of 2014 were generally less favorable compared with the same prior year period. Net revenues from debt securities and loans were slightly lower compared with the first half of 2013, reflecting a decline in net gains, partially offset by an increase in net interest income. Other net revenues, related to our consolidated investments, were significantly lower compared with the same prior year period, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Operating expenses were $1.89 billion for the first half of 2014, 11% higher than the first half of 2013, due to the impact of impairment charges during the first half of 2014 related to consolidated investments, and increased compensation and benefits expenses, resulting from higher net revenues. These increases were partially offset by lower operating expenses related to consolidated investments. Pre-tax earnings were $1.71 billion in the first half of 2014, 4% lower than the first half of 2013.

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

124	Goldman Sachs June 2014 Form 10-Q

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 40 basis points for each of the three and six months ended June 2014 and June 2013.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended June		Six Months Ended June
in millions	2014	2013	2014	2013
Management and other fees	$1,203	$1,098	$2,355	$2,158

Incentive fees	139	118	443	258

Transaction revenues	100	116	218	231
Total net revenues	1,442	1,332	3,016	2,647

Operating expenses	1,183	1,110	2,459	2,200
Pre-tax earnings	$ 259	$ 222	$ 557	$ 447

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel.

	As of
	June		December
in billions	2014	2013	2013	2012
Assets under management	$1,007	$ 849	$ 919	$854

Other client assets	135	106	123	111
Total AUS	$1,142	$955	$1,042	$965
Asset Class
Alternative investments [1]	$ 147	$ 143	$ 142	$151

Equity	231	173	208	153

Fixed income	516	412	446	411
Long-term AUS	894	728	796	715

Liquidity products	248	227	246	250
Total AUS	$1,142	$ 955	$1,042	$965
Distribution Channel
Directly distributed:
Institutional	$ 409	$ 341	$ 363	$343

High-net-worth individuals	354	300	330	294

Third-party distributed:
Institutional, high-net-worth individuals and retail	379	314	349	328
Total AUS	$1,142	$ 955	$1,042	$965

1.	Primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

Goldman Sachs June 2014 Form 10-Q	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended June			Six Months Ended June
in billions	2014		2013	2014		2013
Balance, beginning of period	$1,083		$968	$1,042		$965

Net inflows/(outflows)
Alternative investments	—		(4)	2		(9)

Equity	—		1	7		5

Fixed income	21		10	52		16
Long-term AUS net inflows/(outflows)	21		7 [2]	61		12 [2]

Liquidity products	15		(9)	2		(23)
Total AUS net inflows/(outflows)	36	[1]	(2)	63	[1]	(11)

Net market appreciation/ (depreciation)	23		(11)	37		1
Balance, end of period	$1,142		$955	$1,142		$955

1.

Net inflows in long-term assets under supervision include $11 billion and $19 billion of fixed income asset inflows for the three and six months ended June 2014, respectively, in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business. Net inflows in liquidity products include $6 billion of inflows for the three months ended June 2014 in connection with our acquisition of RBS Asset Management’s money market funds.

2.

Fixed income flows for the three months ended June 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013, that were previously excluded from assets under supervision as they were assets of a consolidated subsidiary.

The table below presents our average monthly assets under supervision by asset class.

	Average for the
	Three Months Ended June		Six Months Ended June
in billions	2014	2013	2014	2013
Alternative investments	$ 146	$145	$ 145	$147

Equity	223	174	217	168

Fixed income	504	420	483	417
Long-term AUS	873	739	845	732

Liquidity products	238	233	239	239
Total AUS	$1,111	$972	$1,084	$971

Three Months Ended June 2014 versus June 2013. Net revenues in Investment Management were $1.44 billion for the second quarter of 2014, 8% higher than the second quarter of 2013, due to higher management and other fees, reflecting higher average assets under supervision. During the quarter, total assets under supervision increased $59 billion to $1.14 trillion. Long-term assets under supervision increased $44 billion, including net inflows of $21 billion in fixed income assets (includes $11 billion of fixed income asset inflows, which were in addition to $8 billion of fixed income asset inflows for the three months ended March 2014, in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business). Net market appreciation of $23 billion during the quarter was primarily in equity and fixed income assets. In addition, liquidity products increased $15 billion (includes $6 billion of inflows in connection with our acquisition of RBS Asset Management’s money market funds).

During the second quarter of 2014, Investment Management operated in an environment generally characterized by improved asset prices, primarily in equity and fixed income assets, resulting in appreciation in the value of client assets. In addition, the mix of average assets under supervision shifted slightly from liquidity products to long-term assets under supervision, particularly fixed income assets, compared with the first quarter of 2014. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $1.18 billion for the second quarter of 2014, 7% higher than the second quarter of 2013, primarily due to increased compensation and benefits expenses, resulting from higher net revenues. Pre-tax earnings were $259 million in the second quarter of 2014, 17% higher than the second quarter of 2013.

126	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2014 versus June 2013. Net revenues in Investment Management were $3.02 billion for the first half of 2014, 14% higher than the first half of 2013, due to higher management and other fees, reflecting higher average assets under supervision, as well as significantly higher incentive fees, driven by a performance fee related to the sale of an investment during the first quarter of 2014. During the first half of 2014, total assets under supervision increased $100 billion to $1.14 trillion. Long-term assets under supervision increased $98 billion, including net inflows of $61 billion, primarily in fixed income assets (includes $19 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business). Net market appreciation of $37 billion during the first half of 2014 was primarily in fixed income and equity assets. In addition, liquidity products increased $2 billion (includes $6 billion of inflows in connection with our acquisition of RBS Asset Management’s money market funds).

During the first half of 2014, Investment Management operated in an environment generally characterized by improved asset prices, primarily in fixed income and equity assets, resulting in appreciation in the value of client assets. In addition, the mix of average assets under supervision shifted slightly from liquidity products to long-term assets under supervision, due to growth in fixed income and equity assets, compared with the first half of 2013. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $2.46 billion for the first half of 2014, 12% higher than the first half of 2013, primarily due to increased compensation and benefits expenses, resulting from higher net revenues. Pre-tax earnings were $557 million in the first half of 2014, 25% higher than the first half of 2013.

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

Goldman Sachs June 2014 Form 10-Q	127

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

Although our balance sheet fluctuates on a day-to-day basis, our total assets at quarterly and year-end dates are generally not materially different from those occurring within our reporting periods. However, as of June 2014, our total assets of $860 billion were 6% lower compared with the daily average amount of total assets over the quarter, resulting from a firmwide initiative to reduce activities with lower returns, including certain secured client financing activities.

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

Quarterly Planning. We prepare a quarterly balance sheet plan that combines our projected total assets and composition of assets with our expected funding sources and capital levels for the upcoming quarter. The objectives of this quarterly planning process are:

•	to develop our near-term balance sheet projections, taking into account the general state of the financial markets and expected business activity levels, as well as current regulatory requirements;

•	to determine the target amount, tenor and type of funding to raise, based on our projected assets and forecasted maturities; and
•

to allow business risk managers and managers from our independent control and support functions to objectively evaluate balance sheet limit requests from business managers in the context of the firm’s overall balance sheet constraints, including the firm’s liability profile and equity capital levels, and key metrics. Limits are typically set at levels that will be periodically exceeded, rather than at levels which reflect our maximum risk appetite.

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

Business-Specific Limits. The Firmwide Finance Committee sets asset and liability limits for each business and aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. These limits are set at levels which are close to actual operating levels in order to ensure prompt escalation and discussion among business managers and managers in our independent control and support functions on a routine basis. The Firmwide Finance Committee reviews and approves balance sheet limits on a quarterly basis and may also approve changes in limits on an ad hoc basis in response to changing business needs or market conditions. Requests for changes in limits are evaluated after giving consideration to their impact on key firm metrics.

Monitoring of Key Metrics. We monitor key balance sheet metrics daily both by business and on a consolidated basis, including asset and liability size and composition, aged inventory, limit utilization, risk measures and capital usage. We allocate assets to businesses and review and analyze movements resulting from new business activity as well as market fluctuations.

128	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Scenario Analyses. We conduct scenario analyses including as part of the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Tests (DFAST) as well as our resolution and recovery planning. These scenarios cover short-term and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and equity capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

Balance Sheet Allocation

In addition to preparing our condensed consolidated statements of financial condition in accordance with U.S. GAAP, we prepare a balance sheet that generally allocates assets to our businesses, which is a non-GAAP presentation and may not be comparable to similar non-GAAP presentations used by other companies. We believe that presenting our assets on this basis is meaningful because it is consistent with the way management views and manages risks associated with the firm’s assets and better enables investors to assess the liquidity of the firm’s assets. The table below presents our balance sheet allocation.

	As of
in millions	June 2014	December 2013
Excess liquidity (Global Core Excess)	$169,688	$184,070

Other cash	7,445	5,793
Excess liquidity and cash	177,133	189,863

Secured client financing	203,508	263,386

Inventory	254,490	255,534

Secured financing agreements	78,654	79,635

Receivables	51,291	39,557
Institutional Client Services	384,435	374,726

Public equity	4,326	4,308

Private equity	18,040	16,236

Debt [1]	24,669	23,274

Receivables and other [2]	24,412	17,205
Investing & Lending	71,447	61,023
Total inventory and related assets	455,882	435,749

Other assets	23,391	22,509
Total assets	$859,914	$911,507

1.

Includes $17.55 billion and $15.76 billion as of June 2014 and December 2013, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value.

2.

Includes $21.39 billion and $14.90 billion as of June 2014 and December 2013, respectively, related to loans held for investment that are accounted for at amortized cost, net of estimated uncollectible amounts. Such loans are primarily comprised of corporate loans and loans to private wealth management clients.

Below is a description of the captions in the table above.

•

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

•

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

•

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

•

Investing & Lending. In Investing & Lending, we make investments and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, directly and indirectly through funds that we manage, in debt securities, loans, public and private equity securities, real estate entities and other investments.

•

Other Assets. Other assets are generally less liquid, non-financial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables, equity-method investments, assets classified as held for sale and miscellaneous receivables.

Goldman Sachs June 2014 Form 10-Q	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet. In the tables below, total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the condensed consolidated financial statements because total assets disclosed in Note 25 include allocations of our excess liquidity and cash, secured client financing and other assets.

	As of June 2014
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 56,983		$ —	$ —	$ —	$ —	$ 56,983

Cash and securities segregated for regulatory and other purposes	—		40,668	—	—	—	40,668

Securities purchased under agreements to resell and federal funds sold	51,101		30,290	27,032	680	—	109,103

Securities borrowed	25,483		87,614	51,622	—	—	164,719

Receivables from brokers, dealers and clearing organizations	—		7,446	20,786	1	—	28,233

Receivables from customers and counterparties	—		37,490	30,505	23,016	—	91,011

Financial instruments owned, at fair value	43,566		—	254,490	47,750	—	345,806

Other assets	—		—	—	—	23,391	23,391
Total assets	$177,133		$203,508	$384,435	$71,447	$23,391	$859,914

	As of December 2013
in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 61,133		$ —	$ —	$ —	$ —	$ 61,133

Cash and securities segregated for regulatory and other purposes	—		49,671	—	—	—	49,671

Securities purchased under agreements to resell and federal funds sold	64,595		61,510	35,081	546	—	161,732

Securities borrowed	25,113		94,899	44,554	—	—	164,566

Receivables from brokers, dealers and clearing organizations	—		6,650	17,098	92	—	23,840

Receivables from customers and counterparties	—		50,656	22,459	15,820	—	88,935

Financial instruments owned, at fair value	39,022		—	255,534	44,565	—	339,121

Other assets	—		—	—	—	22,509	22,509
Total assets	$189,863		$263,386	$374,726	$61,023	$22,509	$911,507

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

As of June 2014, our total assets decreased $51.59 billion from December 2013 due to a decrease in assets related to secured client financing resulting from a firmwide initiative during the second quarter of 2014 to reduce activities with lower returns, and, to a lesser extent, a decrease in excess liquidity and cash. These decreases were partially offset by an increase in assets related to Investing & Lending and Institutional Client Services. Assets related to secured client financing decreased by $59.88 billion primarily due to a decline in the matched book. In addition, assets related to excess liquidity and cash decreased by $12.73 billion reflecting firm and client activity, including increased lending activity. Assets related to Investing & Lending increased by $10.42 billion primarily due to an increase in receivables from customers and counterparties, reflecting an increase in loans held for investment. In addition, assets related to Institutional Client Services increased by $9.71 billion primarily due to an increase in receivables from customers and counterparties, reflecting client activity.

130	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

During the second quarter of 2014, we undertook an initiative to reduce our balance sheet in response to regulatory developments, to improve the overall efficiency of our balance sheet and to position the firm to provide additional risk capacity to our clients. We performed a comprehensive analysis of our balance sheet and identified opportunities for reduction, primarily related to lower return activities within our matched book and other secured client financing activities.

As of June 2014, total assets on our condensed consolidated statements of financial condition were $859.91 billion, a decrease of $51.59 billion from December 2013. Collateralized agreements decreased by $52.48 billion, primarily due to firm and client activity including a decline in the matched book of approximately $42 billion, of which $25 billion represents the decrease from March 2014.

As of June 2014, total liabilities on our condensed consolidated statements of financial condition were $778.29 billion, a decrease of $54.76 billion from December 2013. Collateralized financings decreased by $66.76 billion primarily due to client activity and firm financing activity including a decline in the matched book of approximately $42 billion, of which $25 billion represents the decrease from March 2014.

As of June 2014 and December 2013, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $106.97 billion and $164.78 billion, respectively, which were 14% lower and 5% higher, respectively, compared with the daily average amount of repurchase agreements over the respective quarters. As of June 2014, the decrease in our repurchase agreements relative to the daily average during the quarter resulted from a firmwide initiative toward the end of the quarter to reduce activities with lower returns, including our matched book. The level of our repurchase agreements may also fluctuate between and within periods as a result of providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	June 2014	December 2013
Total assets	$859,914	$911,507

Unsecured long-term borrowings	$167,019	$160,965

Total shareholders’ equity	$ 81,629	$ 78,467

Leverage ratio	10.5x	11.6x

Debt to equity ratio	2.0x	2.1x

In the table above:

•

The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt the firm is using to finance assets. This ratio is different from the Tier 1 leverage ratio included in Note 20 to the condensed consolidated financial statements.

•	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

The table below presents information about our shareholders’ equity and book value per common share, including the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of
in millions, except per share amounts	June 2014	December 2013
Total shareholders’ equity	$ 81,629	$ 78,467

Deduct: Preferred stock	(9,200)	(7,200)
Common shareholders’ equity	72,429	71,267

Deduct: Goodwill and identifiable intangible assets	(4,469)	(4,376)
Tangible common shareholders’ equity	$ 67,960	$ 66,891
Book value per common share	$ 158.21	$ 152.48

Tangible book value per common share	148.45	143.11

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

Goldman Sachs June 2014 Form 10-Q	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Book value per common share and tangible book value per common share are based on common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements, of 457.8 million and 467.4 million as of June 2014 and December 2013, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding, including RSUs granted to employees with no future service requirements) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 120 days as of June 2014.

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

132	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCE. We issue in different tenors, currencies and products to maximize the diversification of our investor base. The chart below presents our quarterly unsecured long-term borrowings maturity profile through the second quarter of 2020 as of June 2014.

The weighted average maturity of our unsecured long-term borrowings as of June 2014 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

Goldman Sachs June 2014 Form 10-Q	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Deposits. As part of our efforts to diversify our funding base, we raise deposits mainly through GS Bank USA and Goldman Sachs International Bank (GSIB). The tables below present the type and sources of our deposits.

	As of June 2014
	Type of Deposit
in millions	Savings and Demand	[1]	Time	[2]
Private bank deposits [3]	$29,708		$ 561

Certificates of deposit	—		23,299

Deposit sweep programs [4]	14,710		—

Institutional	35		5,437
Total [5]	$44,453		$29,297

	As of December 2013
	Type of Deposit
in millions	Savings and Demand	[1]	Time	[2]
Private bank deposits [3]	$30,475		$ 212

Certificates of deposit	—		19,709

Deposit sweep programs [4]	15,511		—

Institutional	33		4,867
Total [5]	$46,019		$24,788

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity of approximately three years as of both June 2014 and December 2013.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Represents long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

5.	Deposits insured by the FDIC as of June 2014 and December 2013 were approximately $42.24 billion and $41.22 billion, respectively.

Unsecured Short-Term Borrowings. A significant portion of our short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We issue hybrid financial instruments, commercial paper and promissory notes.

As of June 2014 and December 2013, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $45.76 billion and $44.69 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

Equity Capital Management and Regulatory Capital

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

We principally manage the level and composition of our equity capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts, and other subordinated debt or other forms of capital as business conditions warrant. Prior to any issuances or repurchases, we must receive confirmation that the Board of Governors of the Federal Reserve System (Federal Reserve Board) does not object to such capital actions. We manage our capital requirements and the levels of our capital usage principally by setting limits on balance sheet assets and/or limits on risk, in each case both at the consolidated and business levels. See Notes 16 and 19 to the condensed consolidated financial statements for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

134	Goldman Sachs June 2014 Form 10-Q

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

As of June 2014, under the share repurchase program approved by the Board of Directors of Group Inc. (Board), we can repurchase up to 39.1 million additional shares of common stock; however, prior to any such repurchases, we must receive confirmation that the Federal Reserve Board does not object to such capital actions. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of the June 2014 Form 10-Q and Note 19 to the condensed consolidated financial statements for additional information about our repurchase program and see below for information about the annual CCAR.

Capital Planning and Stress Testing Process. Our capital planning and stress testing process incorporates our internally designed stress tests and those required under CCAR and DFAST. The process is designed to identify and measure material risks associated with our business activities. We also attribute capital usage to each of our businesses and maintain a contingency capital plan.

As required by the Federal Reserve Board’s annual CCAR rules, we submit a capital plan for review by the Federal Reserve Board. The purpose of the Federal Reserve Board’s review is to ensure that we have a robust, forward-looking capital planning process that accounts for our unique risks and that permits continued operation during times of economic and financial stress.

The Federal Reserve Board evaluates us based, in part, on whether we have the capital necessary to continue operating under the baseline and stress scenarios provided by the Federal Reserve Board and under the scenarios developed by us. This evaluation also takes into account our process for identifying risk, our controls and governance for capital planning, and our guidelines for making capital planning decisions. In addition, the Federal Reserve Board evaluates our plan to make capital distributions (i.e., dividend payments, repurchases or redemptions of stock, subordinated debt or other capital securities) and issue capital, across a range of macroeconomic scenarios and firm-specific assumptions.

In addition, the DFAST rules require us to conduct stress tests on a semi-annual basis and publish a summary of certain results. The annual DFAST submission is incorporated into our CCAR submission. The Federal Reserve Board also conducts its own annual stress tests and publishes a summary of certain results.

We submitted our initial 2014 CCAR to the Federal Reserve Board in January 2014 and, based on the Federal Reserve Board feedback, we submitted revised capital actions in March 2014. The Federal Reserve Board informed us that it did not object to our revised capital actions, including the repurchase of outstanding common stock, a potential increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities through the first quarter of 2015. We published a summary of our annual DFAST results in March 2014.

We submitted the results of our semi-annual DFAST to the Federal Reserve Board in July 2014 and will publish a summary of our DFAST results under our internally developed severely adverse scenario in September 2014.

In addition, the rules adopted by the Federal Reserve Board under the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its annual DFAST stress results to the Federal Reserve in January 2014 and published a summary of its results in March 2014. See “Available Information” below.

Goldman Sachs June 2014 Form 10-Q	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The following is a description of our capital planning and stress testing process:

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

Resolution Plan. We are required by the Federal Reserve Board and the FDIC to submit an annual plan that describes our strategy for a rapid and orderly resolution (resolution plan) in the event of material financial distress or failure. We submitted our 2013 resolution plan in September 2013 and our 2014 resolution plan in June 2014. On August 5, 2014, we, along with other industry participants, were notified by the Federal Reserve Board and the FDIC that certain shortcomings in the 2013 resolution plans must be addressed in the 2015 resolution plans, which are required to be submitted on or before July 1, 2015.

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

The level and composition of our equity capital are among the many factors considered in determining our credit ratings. Each agency has its own definition of eligible capital and methodology for evaluating capital adequacy, and assessments are generally based on a combination of factors rather than a single calculation. See “Liquidity Risk Management — Credit Ratings” for further information about credit ratings of Group Inc., GS Bank USA, GSIB, GS&Co. and GSI.

Consolidated Regulatory Capital

As of December 2013, the firm was subject to the risk-based capital regulations of the Federal Reserve Board that were based on the Basel I Capital Accord of the Basel Committee (Basel I), and incorporated the revised market risk regulatory capital requirements, which became effective on January 1, 2013 (Prior Capital Rules).

136	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of January 1, 2014, the firm became subject to the Federal Reserve Board’s revised risk-based capital and leverage regulations (Revised Capital Framework), subject to certain transitional provisions. These regulations are largely based on the Basel Committee’s final capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, the firm is an “Advanced approach” banking organization.

The firm was notified in the first quarter of 2014 that it had completed a “parallel run” to the satisfaction of the Federal Reserve Board, as required under the Revised Capital Framework. As such, additional changes in the firm’s capital requirements became effective April 1, 2014. Accordingly:

•

As of and for the three months ended March 2014, regulatory capital was calculated based on the Revised Capital Framework (subject to transitional provisions) and risk-weighted assets (RWAs) were calculated based on the Prior Capital Rules, adjusted for certain items related to capital deductions under the previous definition of regulatory capital and for the phase-in of new capital deductions (Hybrid Capital Rules).

•

As of and for the three months ended June 2014, regulatory capital continues to be calculated under the Revised Capital Framework, but RWAs are required to be calculated using both the Advanced approach set out in the Revised Capital Framework (Basel III Advanced Rules) as well as the Hybrid Capital Rules. The lower of the ratios calculated under the Basel III Advanced Rules and those calculated under the Hybrid Capital Rules are the binding regulatory risk-based capital requirements for the firm.

As a result of the changes in the applicable capital framework in 2014, our capital ratios as of June 2014 and those as of December 2013 included in Note 20 to the condensed consolidated financial statements are calculated on a different basis and, accordingly, are not comparable. See Note 20 to the condensed consolidated financial statements and the 2013 Form 10-K for the firm’s capital ratios as of December 2013 and for a description of the Prior Capital Rules.

See Note 20 to the condensed consolidated financial statements for additional information about the Revised Capital Framework, including the transitional arrangements related to new deductions from Common Equity Tier 1 (CET1), and the requirement to calculate RWAs based on the higher of the Basel III Advanced Rules and the Hybrid Capital Rules. Also see “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K for additional information about our regulatory requirements.

Risk-Weighted Assets

Under the Revised Capital Framework, the firm’s binding ratios for the second quarter of 2014 and future quarters are based on the following RWA calculations:

•

For the second quarter of 2014 and remaining quarters of 2014 — the higher of RWAs computed under the Basel III Advanced Rules or Hybrid Capital Rules (in each case reflecting transitional provisions); and

•	Beginning in the first quarter of 2015 — the higher of RWAs computed under the Basel III Advanced Rules or the Standardized Capital Rules, as discussed below.

The primary difference between the Basel III Advanced Rules and the Standardized Capital Rules is that the latter utilizes prescribed risk-weightings for credit RWAs and does not contemplate the use of internal models to compute exposure for credit risk on derivatives and securities financing transactions, whereas the Basel III Advanced Rules permit the use of such models, subject to supervisory approval. In the Standardized Capital Rules, the exposure measure for securities financing transactions is calculated to reflect adjustments for potential price volatility, the size of which depends on factors such as the type and maturity of the security, and whether it is denominated in the same currency as the other side of the financing transaction. In addition, RWAs under the Standardized Capital Rules depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity), rather than on assessments of each counterparty’s creditworthiness. Furthermore, the Standardized Capital Rules do not include a capital requirement for operational risk. RWAs for market risk under both sets of rules are based on the revised market risk regulatory capital requirements.

We also attribute RWAs to our business segments. As of June 2014, approximately 70% of RWAs were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment.

See Note 20 to the condensed consolidated financial statements for additional information about the firm’s current RWAs. We provide additional information about the firm’s RWAs and capital ratios as described under “Available Information” below.

Goldman Sachs June 2014 Form 10-Q	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Minimum Capital Ratios and Capital Buffers

The table below presents the minimum ratios currently applicable under the Revised Capital Framework, and the minimum ratios that we expect will apply at the end of the transitional provisions in January 2019. The table also reflects the supplementary leverage ratio, which becomes effective in January 2018.

	June 2014 Minimum Ratio	January 2019 Minimum Ratio
CET1 ratio	4.0%	8.5%	[3]

Tier 1 capital ratio	5.5%	10.0%	[3]

Total capital ratio	8.0%	12.0%	[3]

Tier 1 leverage ratio [1]	4.0%	4.0%

Supplementary leverage ratio [2]	N.A.	5.0%

1.

Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

2.	The supplementary leverage ratio is effective for the firm beginning January 1, 2018. See “— Supplementary Leverage Ratio” below for further information.

3.	Includes the required increases on January 1, 2015, the capital conservation buffer of 2.5% and the provisional G-SIB buffer of 1.5% discussed below.

Under the Revised Capital Framework, on January 1, 2015 the minimum CET1 ratio will increase from 4.0% to 4.5% and the minimum Tier 1 capital ratio will increase from 5.5% to 6.0%. In addition, these minimum ratios will be supplemented by a new capital conservation buffer that phases in, beginning January 1, 2016, in increments of 0.625% per year until it reaches 2.5% on January 1, 2019.

The table above assumes the implementation in the future of an additional buffer for Global Systemically Important Banks (G-SIBs). Under the methodology published by the Basel Committee, the required amount of additional CET1 for these institutions will initially range from 1% to 2.5% and could be higher in the future for a banking institution that increases its systemic footprint (e.g., by increasing total assets). In November 2013, the Financial Stability Board (established at the direction of the leaders of the Group of 20) indicated that, based on our 2012 financial data, we would be required to hold an additional 1.5% of CET1 as a G-SIB. The final determination of the amount of additional CET1 that we will be required to hold will initially be based on our 2013 financial data and the manner and timing of the U.S. banking regulators’ implementation of the Basel Committee’s methodology. The Basel Committee indicated that G-SIBs will be required to meet the capital surcharges on a phased-in basis beginning in 2016 through 2019.

The Revised Capital Framework also introduces a new counter-cyclical capital buffer, to be imposed in the event that national supervisors deem it necessary in order to counteract excessive credit growth. The table above does not reflect any such buffer.

Our regulators could change these buffers in the future. As a result, the minimum ratios we are subject to as of January 1, 2019 could be higher than the amounts presented in the above table.

138	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Transitional Capital Ratios

The table below presents our ratio of CET1 to RWAs calculated under the Basel III Advanced Rules and the Standardized Capital Rules reflecting the transitional provisions that became effective January 1, 2014.

	As of
$ in millions	June 2014	December 2013
Common shareholders’ equity	$ 72,429	$ 71,267

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,954)	(2,931)

Deductions for investments in nonconsolidated financial institutions	(1,755)	(1,792)

Other adjustments	(98)	360
CET1	$ 67,622	$ 66,904
Basel III Advanced RWAs	$592,317	$590,371

Basel III Advanced CET1 ratio	11.4%	11.3%

Standardized RWAs	$618,670	$629,268

Standardized CET1 ratio	10.9%	10.6%

Although the Standardized CET1 ratio is not applicable until 2015 and the Basel III Advanced CET1 transitional ratio did not become applicable until April 1, 2014, we believe that these ratios are meaningful because they are measures that we, our regulators and investors use to assess capital adequacy. The Basel III Advanced CET1 transitional ratio as of December 2013 and the Standardized CET1 transitional ratios as of both June 2014 and December 2013 are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies (as of those dates). The Basel III Advanced CET1 transitional ratio became a formal regulatory measure for the firm on April 1, 2014.

In the table above:

•

The deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, represents goodwill of $3.71 billion as of both June 2014 and December 2013, and identifiable intangible assets of $152 million (20% of $762 million) and $134 million (20% of $671 million) as of June 2014 and December 2013, respectively, net of associated deferred tax liabilities of $905 million and $908 million as of June 2014 and December 2013, respectively. The remaining 80% of the deduction of identifiable intangible assets will be phased in ratably per year from 2015 to 2018. Identifiable intangible assets that are not deducted during the transitional period are risk weighted.

•

The deduction for investments in nonconsolidated financial institutions represents the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. As of both June 2014 and December 2013, 20% of the deduction was reflected (calculated based on transitional thresholds). The remaining 80% will be phased in ratably per year from 2015 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

Other adjustments primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. As of both June 2014 and December 2013, 20% of credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions were included in other adjustments within CET1. The remaining 80% will be phased in ratably per year from 2015 to 2018.

The Standardized CET1 transitional ratio is based on our current interpretation, expectations and understanding of the Revised Capital Framework and may evolve as we discuss its interpretation and application with our regulators.

Goldman Sachs June 2014 Form 10-Q	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The table below presents our ratio of CET1 to RWAs calculated under the Basel III Advanced Rules and the Standardized Capital Rules on a fully phased-in basis.

	As of
$ in millions	June 2014	December 2013
Common shareholders’ equity	$ 72,429	$ 71,267

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,564)	(3,468)

Deductions for investments in nonconsolidated financial institutions	(8,944)	(9,091)

Other adjustments	(1,181)	(489)
CET1	$ 58,740	$ 58,219
Basel III Advanced RWAs	$596,884	$594,662

Basel III Advanced CET1 ratio	9.8%	9.8%

Standardized RWAs	$624,605	$635,092

Standardized CET1 ratio	9.4%	9.2%

Although the fully phased in capital ratios are not applicable until 2019, we believe that the ratios in the above table are meaningful because they are measures that we, our regulators and investors use to assess capital adequacy. The fully phased-in Basel III Advanced CET1 ratios and Standardized CET1 ratios are non-GAAP measures as of both June 2014 and December 2013 and may not be comparable to similar non-GAAP measures used by other companies (as of those dates).

In the table above:

•

The deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, represents goodwill ($3.71 billion as of both June 2014 and December 2013) and identifiable intangible assets ($762 million and $671 million as of June 2014 and December 2013, respectively) net of associated deferred tax liabilities ($905 million and $908 million as of June 2014 and December 2013, respectively).

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

In April 2014, the U.S. federal bank regulatory agencies proposed to further revise the definition of the leverage exposure measure (April 2014 proposal) in order to more closely align it to the updated definition of leverage established by the Basel Committee in January 2014. As of June 2014, our supplementary leverage ratio (reflecting the April 2014 proposal) on a fully phased-in basis was 4.5%, including Tier 1 capital on a fully phased-in basis of $67.49 billion (CET1 of $58.74 billion plus perpetual non-cumulative preferred stock of $9.20 billion less other adjustments of $450 million) divided by total leverage exposure of $1.51 trillion (total average assets of $912 billion plus adjustments of $598 billion, primarily comprised of off-balance-sheet exposure related to derivatives, commitments and guarantees).

Our supplementary leverage ratio (reflecting the April 2014 proposal), including the capital impact of reducing the firm’s fund investments to comply with the Volcker Rule, was greater than 5.0% as of June 2014. See “Regulatory Developments” below for information about the Volcker Rule.

We believe that the supplementary leverage ratios are meaningful because they are measures that we, our regulators and investors use to assess capital adequacy. The supplementary leverage ratios are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies.

140	Goldman Sachs June 2014 Form 10-Q

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

GS Bank USA. GS Bank USA is subject to minimum capital requirements that are calculated in a manner similar to those applicable to bank holding companies and computes its risk-based capital ratios in accordance with the regulatory capital requirements applicable to state member banks, which, as of June 2014, were based on the Revised Capital Framework and, as of December 2013, were based on the Prior Capital Rules. The capital regulations also include requirements with respect to leverage.

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

The Basel Committee published its final guidelines for calculating incremental capital requirements for domestic systemically important banking institutions. These guidelines are complementary to the framework outlined above for G-SIBs. The impact of these guidelines on the regulatory capital requirements of GS Bank USA will depend on how they are implemented by the banking regulators in the United States.

In addition, under Federal Reserve Board rules finalized in April 2014, commencing January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater, though the definition of leverage used for this ratio may change prior to 2018, as described above. As of June 2014, GS Bank USA’s supplementary leverage ratio (reflecting the April 2014 proposal) on a fully phased-in basis was 5.6%. This estimated supplementary leverage ratio is based on our current interpretation, expectations and understanding of the April 2014 proposal and may evolve as we discuss its interpretation and application with our regulators.

See Note 20 to the condensed consolidated financial statements for further information about the Revised Capital Framework as it relates to GS Bank USA.

GSI. Our regulated U.K. broker-dealer, GSI, is one of the firm’s principal non-U.S. regulated subsidiaries and is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). Effective January 1, 2014, GSI became subject to capital regulations which are largely based on Basel III and which, similar to the Revised Capital Framework, also introduce leverage ratio reporting requirements in the future. As of June 2014, GSI had a CET1 ratio of 8.5%, a Tier 1 capital ratio of 8.5% and a Total capital ratio of 11.4%. Under PRA rules, as of June 2014, GSI is required to maintain a minimum CET1 ratio of 4.0%, Tier 1 capital ratio of 5.5%, and Total capital ratio of 8.0%. In January 2015, the minimum CET1 ratio requirement will increase to 4.5%, and the minimum Tier 1 capital ratio requirement will increase to 6.0%. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above. As of December 2013, GSI was subject to capital regulations, which were based on the Basel Committee’s June 2006 Framework (Basel II) as modified by the Basel Committee’s February 2011 Revisions to the Basel II market risk framework and as implemented in the European Union (EU) through the Capital Requirements Directives. As of December 2013, GSI had a Tier 1 capital ratio of 14.4% and a Total capital ratio of 18.5%.

Goldman Sachs June 2014 Form 10-Q	141

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of June 2014 and December 2013, Group Inc.’s equity investment in subsidiaries was $76.69 billion and $73.39 billion, respectively, compared with its total shareholders’ equity of $81.63 billion and $78.47 billion, respectively.

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

Regulatory Developments

Our businesses are subject to significant and evolving regulation. The Dodd-Frank Act, enacted in July 2010, significantly altered the financial regulatory regime within which we operate. In addition, other reforms have been adopted or are being considered by other regulators and policy makers worldwide. The Dodd-Frank Act and these other reforms may affect our businesses. We expect that the principal areas of impact from regulatory reform for us will be increased regulatory capital requirements and increased regulation and restriction on certain activities. However, given that many of the new and proposed rules are highly complex, the full impact of regulatory reform will not be known until the rules are implemented and market practices develop under the final regulations.

See “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K for more information on the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations. In addition, see Note 20 to the condensed consolidated financial statements for information about regulatory developments as they relate to our regulatory capital, leverage and liquidity ratios.

There has been increased regulation of, and limitations on, our activities, including the Dodd-Frank prohibition on “proprietary trading” and the limitation on the sponsorship of, and investment in covered funds (as defined in the Volcker Rule). In addition, there is increased regulation of, and restrictions on, over-the-counter (OTC) derivatives markets and transactions, particularly related to swaps and security-based swaps.

142	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Volcker Rule

In December 2013, the final rules to implement the provisions of the Dodd-Frank Act referred to as the “Volcker Rule” were adopted. We are required to be in compliance with the rule (including the development of an extensive compliance program) by July 2015 with certain provisions of the rule subject to possible extensions through July 2017. We are also required to calculate daily quantitative metrics on certain trading activities starting on July 1, 2014 and commence monthly delivery of those metrics to regulators in September 2014. In July 2014, we commenced the calculation of these required quantitative metrics.

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

In addition to the prohibition on proprietary trading, the Volcker Rule limits the sponsorship of, and investment in, “covered funds” (as defined in the rule) by banking entities, including Group Inc. and its subsidiaries. It also limits certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates as described in “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K. Covered funds include our private equity funds, certain of our credit and real estate funds, our hedge funds and certain other investment structures. The limitation on investments in covered funds requires us to reduce our investment in each such fund to 3% or less of the fund’s net asset value, and to reduce our aggregate investment in all such funds to 3% or less of our Tier 1 capital. In anticipation of the final rule, we limited our initial investment in certain new covered funds to 3% of the fund’s net asset value.

We continue to manage our existing funds, taking into account the transition periods under the Volcker Rule. We plan to continue to conduct our investing and lending activities in ways that are permissible under the Volcker Rule.

Our current investment in funds that are calculated using NAV is approximately $14 billion as disclosed in Note 6 to the condensed consolidated financial statements. In order to be compliant with the Volcker Rule, we will be required to reduce most of our interests in these funds by the prescribed compliance date. To the extent that the underlying investments of particular funds are not sold, the firm may be required to sell its investments in such funds. If that occurs, the firm may receive a value for its investments that is less than the then carrying value as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions.

In March 2012, we began redeeming certain interests in our hedge funds and will continue to do so.

Although our net revenues from investments in our private equity, credit, real estate and hedge funds may vary from period to period, our aggregate net revenues from these investments were not material to our aggregate total net revenues over the period from 1999 through the second quarter of 2014.

Goldman Sachs June 2014 Form 10-Q	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Swap Dealers and Derivatives Regulation

The Dodd-Frank Act also provides for significantly increased regulation of and restrictions on derivative markets. The firm has registered certain subsidiaries as “swap dealers” under the U.S. Commodity Futures Trading Commission (CFTC) rules, including GS&Co., GS Bank USA, Goldman Sachs International (GSI), and J. Aron & Company. These entities and other entities that would require registration under the CFTC or SEC rules will be subject to regulatory capital requirements, which have not been finalized by the CFTC and SEC. See “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K for a discussion of the requirements imposed by the Dodd-Frank Act and the status of SEC and CFTC rulemaking, as well as non-U.S. regulation, in this area. The full application of new derivatives rules across different national and regulatory jurisdictions has not yet been fully established.

Money Market Reform

In July 2014, the SEC adopted amendments to the rules that govern SEC registered money market mutual funds. The new rules require institutional prime money market funds to value their portfolio securities using market-based factors and to sell and redeem their shares based on a floating net asset value. In addition, the rules allow, in certain circumstances, for the board of directors of money market mutual funds to impose liquidity fees and redemption gates and also require additional disclosure, reporting and stress testing. We are currently evaluating the impact of the rules. The firm’s money market mutual funds will be required to comply with the floating net asset value and fees and gates amendments in 2016, with certain reporting requirements becoming effective in 2015.

Other Developments

The Basel Committee has recently issued several updates and consultative papers which propose further changes to capital regulations. In particular, it has finalized a revised standard approach for calculating RWAs for counterparty credit risk on derivatives exposures (“Standardized Approach for measuring Counterparty Credit Risk exposures,” known as “SA-CCR”). In addition, it has published guidelines for measuring and controlling large exposures (“Supervisory Framework for measuring and controlling Large Exposures”). The Basel Committee has also issued consultation papers on a “Fundamental Review of the Trading Book” and “Revisions to the Securitization Framework.” The impact of all of these developments on the firm (including RWAs and regulatory capital ratios) will not be known with certainty until after any resulting rules are finalized by the U.S. federal bank regulatory agencies.

The EU finalized legislation to implement Basel III, which became effective on January 1, 2014. The Dodd-Frank Act, other reform initiatives proposed and announced by the U.S. federal bank regulatory agencies, the Basel Committee, and other governmental entities and regulators (including the EU and the U.K.’s PRA and the FCA) are not in all cases consistent with one another, which adds further uncertainty to the firm’s future capital, leverage and liquidity requirements, and those of the firm’s subsidiaries.

144	Goldman Sachs June 2014 Form 10-Q

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

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in the June 2014 Form 10-Q. In addition, see Note 3 to the condensed consolidated financial statements for a discussion of our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the condensed consolidated financial statements.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Guarantees	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Derivatives	See “Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the condensed consolidated financial statements.

Goldman Sachs June 2014 Form 10-Q	145

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our unsecured long-term borrowings, secured long-term financings, time deposits and contractual interest payments, all of which are included in our condensed consolidated statements of financial condition. Our obligations to make future cash payments also include certain off-balance-sheet contractual obligations such as purchase obligations, minimum rental payments under noncancelable leases and commitments and guarantees. The table below presents our contractual obligations, commitments and guarantees as of June 2014.

in millions	Remainder of 2014	2015- 2016	2017- 2018	2019- Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 4,878	$ 5,623	$ 6,498	$ 16,999

Secured long-term financings [1]	—	3,682	1,510	1,247	6,439

Unsecured long-term borrowings	—	33,599	45,466	87,954	167,019

Contractual interest payments	3,329	13,294	10,216	37,258	64,097

Subordinated liabilities issued by consolidated VIEs	4	—	—	548	552

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	4,624	23,407	38,867	22,607	89,505

Contingent and forward starting resale and securities borrowing agreements	44,210	10	34	—	44,254

Forward starting repurchase and secured lending agreements	18,246	—	—	—	18,246

Letters of credit	203	125	10	5	343

Investment commitments [2]	819	4,313	13	313	5,458

Other commitments	6,104	138	50	64	6,356

Minimum rental payments	180	648	517	1,226	2,571

Derivative guarantees	290,593	369,924	39,502	70,141	770,160

Securities lending indemnifications	32,153	—	—	—	32,153

Other financial guarantees	1,047	498	1,210	1,197	3,952

1.	The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected exceeded the related fair value by $118 million.

2.

$4.29 billion of commitments to covered funds (as defined by the Volcker Rule) are included in the remainder of 2014 and 2015-2016 columns. We expect that substantially all of these commitments will not be called.

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

•

Unsecured long-term borrowings includes $8.80 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal-protected) for which the fair value option was elected exceeded the related fair value by $192 million.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of June 2014. Includes stated coupons, if any, on structured notes.

146	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See Notes 15 and 18 to the condensed consolidated financial statements for further information about our short-term borrowings and commitments and guarantees, respectively.

As of June 2014, our unsecured long-term borrowings were $167.02 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

As of June 2014, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $2.57 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and six months ended June 2014, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

Goldman Sachs June 2014 Form 10-Q	147

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

148	Goldman Sachs June 2014 Form 10-Q

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

Goldman Sachs June 2014 Form 10-Q	149

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

150	Goldman Sachs June 2014 Form 10-Q

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

•

Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across divisions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other firm committees. This committee is co-chaired by the deputy head of our Global Compliance Division and the co-head of Global Fixed Income, Currency and Commodities Sales, who are appointed by the Firmwide Client and Business Standards Committee chairperson.

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of the firm’s financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by the firm’s chief financial officer and a senior managing director from the firm’s executive office, and reports to the Management Committee. The following committees report to the Firmwide Risk Committee. The chairperson of the Securities Division Risk Committee is appointed by the chairpersons of the Firmwide Risk Committee; the chairpersons of the Credit Policy and Firmwide Operational Risk Committees are appointed by the firm’s chief risk officer; the chairpersons of the Firmwide Finance Committee and the Firmwide Technology Risk Committee are appointed by the Firmwide Risk Committee; and the chairpersons of the Firmwide Investment Policy Committee are appointed by the firm’s president and chief operating officer in conjunction with the firm’s chief financial officer.

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

Goldman Sachs June 2014 Form 10-Q	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide Investment Policy Committee. The Firmwide Investment Policy Committee reviews, approves and sets policies, and provides oversight, for certain illiquid principal investments. This committee is co-chaired by the head of our Merchant Banking Division and a co-head of our Securities Division.

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

152	Goldman Sachs June 2014 Form 10-Q

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

As of June 2014 and December 2013, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $169.69 billion and $184.07 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both June 2014 and December 2013 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
in millions	Three Months Ended June 2014	Year Ended December 2013
U.S. dollar-denominated	$127,640	$136,824

Non-U.S. dollar-denominated	45,565	45,826
Total	$173,205	$182,650

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

Goldman Sachs June 2014 Form 10-Q	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of our GCE by asset class.

	Average for the
in millions	Three Months Ended June 2014	Year Ended December 2013
Overnight cash deposits	$ 52,564	$ 61,265

U.S. government obligations	55,406	76,019

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	22,280	2,551

German, French, Japanese and United Kingdom government obligations	42,955	42,815
Total	$173,205	$182,650

The table below presents our GCE held by Group Inc. and our major broker-dealer and bank subsidiaries.

	Average for the
in millions	Three Months Ended June 2014	Year Ended December 2013
Group Inc.	$ 40,994	$ 29,752

Major broker-dealer subsidiaries	82,614	93,103

Major bank subsidiaries	49,597	59,795
Total	$173,205	$182,650

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

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

In order to determine the appropriate size of our GCE, we use an internal liquidity model, referred to as the Modeled Liquidity Outflow, which captures and quantifies the firm’s liquidity risks. We also consider other factors including, but not limited to, an assessment of our potential intraday liquidity needs through an additional internal liquidity model, referred to as the Intraday Liquidity Model, and a qualitative assessment of the condition of the financial markets and the firm.

We distribute our GCE across entities, asset types, and clearing agents to provide us with sufficient operating liquidity to ensure timely settlement in all major markets, even in a difficult funding environment.

We maintain our GCE to enable us to meet current and potential liquidity requirements of our parent company, Group Inc., and its subsidiaries. Our Modeled Liquidity Outflow and Intraday Liquidity Model incorporate a consolidated requirement for the firm as well as a standalone requirement for each of our major broker-dealer and bank subsidiaries. Liquidity held directly in each of these major subsidiaries is intended for use only by that subsidiary to meet its liquidity requirements and is assumed not to be available to Group Inc. unless (i) legally provided for and (ii) there are no additional regulatory, tax or other restrictions. In addition, the Modeled Liquidity Outflow and Intraday Liquidity Model also incorporate a broader assessment of standalone liquidity requirements for other subsidiaries and we hold a portion of our GCE directly at Group Inc. to support such requirements. In addition to the GCE, we maintain operating cash balances in several of our other operating entities, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $88.73 billion for the three months ended June 2014 and $90.77 billion for the year ended December 2013. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in our Modeled Liquidity Outflow.

154	Goldman Sachs June 2014 Form 10-Q

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

Goldman Sachs June 2014 Form 10-Q	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Exchange-Traded and OTC-cleared Derivatives

•	Contingent: Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded and OTC-cleared derivatives.

•	Contingent: An increase in initial margin and guaranty fund requirements by derivative clearing houses.

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

Intraday Liquidity Model. Our Intraday Liquidity Model measures the firm’s intraday liquidity needs using a scenario analysis characterized by the same qualitative elements as our Modeled Liquidity Outflow. The model assesses the risk of increased intraday liquidity requirements during a scenario where access to sources of intraday liquidity may become constrained.

The following are key modeling elements of the Intraday Liquidity Model:

•	Liquidity needs over a one-day settlement period

•	Delays in receipt of counterparty cash payments

•	A reduction in the availability of intraday credit lines at our third party clearing agents

•	Higher settlement volumes due to an increase in activity

We regularly refine our model to reflect changes in market conditions, business mix and operational processes.

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

156	Goldman Sachs June 2014 Form 10-Q

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2014, Group Inc. had $29.10 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $27.24 billion invested in GSI, a regulated U.K. broker-dealer; $2.27 billion invested in GSEC, a U.S. registered broker-dealer; $3.14 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; $22.68 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.53 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $76.70 billion of unsubordinated loans and $8.16 billion of collateral to these entities, substantially all of which was to GS&Co., GSI and GS Bank USA, as of June 2014. In addition, as of June 2014, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs June 2014 Form 10-Q	157

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

The firm will continue to evaluate the impact to our risk management framework going forward. While the principles behind the new frameworks proposed by the Basel Committee and the U.S. federal bank regulatory agencies are broadly consistent with our current liquidity management framework, it is possible that the implementation of these standards could impact our liquidity and funding requirements and practices. Our current estimate of the liquidity coverage ratio exceeds the fully phased-in minimum requirement, however this estimate is based on our current interpretation, expectations and understanding of the new frameworks and may evolve as we discuss their interpretation and application with our regulators.

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

As of June 2014
	DBRS, Inc.	Fitch, Inc.	Moody’s	S&P	R&I
Short-term Debt	R-1 (middle)	F1	P-2	A-2	a-1

Long-term Debt [1]	A (high)	A	Baa1	A-	A+

Subordinated Debt	A	A-	Baa2	BBB+	A

Trust Preferred [2]	A	BBB-	Baa3	BB+	N/A

Preferred Stock [3]	BBB	BB+	Ba2	BB+	N/A

Ratings Outlook	Stable	Stable	Stable	Negative	Negative

1.	Fitch, Inc., Moody’s and S&P include the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

2.	Trust preferred securities issued by Goldman Sachs Capital I.

3.	DBRS, Inc., Fitch, Inc., Moody’s and S&P include Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings of GS Bank USA, GSIB, GS&Co. and GSI.

As of June 2014
	Fitch, Inc.	Moody’s	S&P
GS Bank USA
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A+	A2	N/A
GSIB
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A	A2	N/A
GS&Co.
Short-term Debt	F1	N/A	A-1

Long-term Debt	A	N/A	A
GSI
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

158	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	our liquidity, market, credit and operational risk management practices;

•	the level and variability of our earnings;

•	our capital base;

•	our franchise, reputation and management;

•	our corporate governance; and

•	the external operating environment, including the assumed level of government support.

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

	As of
in millions	June 2014	December 2013
Additional collateral or termination payments for a one-notch downgrade	$1,191	$ 911

Additional collateral or termination payments for a two-notch downgrade	3,071	2,989

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

Six Months Ended June 2014. Our cash and cash equivalents decreased by $4.15 billion to $56.98 billion at the end of the second quarter of 2014. We used net cash of $10.51 billion for operating and investing activities. We generated $6.36 billion in net cash from financing activities primarily from net issuances of unsecured long-term borrowings and preferred stock, and net deposits.

Six Months Ended June 2013. Our cash and cash equivalents decreased by $271 million to $72.40 billion at the end of the second quarter of 2013. We generated net cash of $5.63 billion from operating activities. We used net cash of $5.90 billion for investing and financing activities for net repayments of secured short-term borrowings and repurchases of common stock.

Goldman Sachs June 2014 Form 10-Q	159

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

160	Goldman Sachs June 2014 Form 10-Q

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

Firmwide stress testing combines market, credit, operational and liquidity risks into a single combined scenario. Firmwide stress tests are primarily used to assess capital adequacy as part of our capital planning and stress testing process; however, we also ensure that firmwide stress testing is integrated into our risk governance framework. This includes selecting appropriate scenarios to use for our capital planning and stress testing process. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” above for further information.

Goldman Sachs June 2014 Form 10-Q	161

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

We evaluate the accuracy of our VaR model through daily backtesting (i.e., by comparing daily trading net revenues to the VaR measure calculated as of the prior business day) at the firmwide level and for each of our businesses and major regulated subsidiaries.

162	Goldman Sachs June 2014 Form 10-Q

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

The following table presents average daily VaR.

in millions Risk Categories	Three Months Ended June		Six Months Ended June
	2014	2013	2014	2013
Interest rates	$ 58	$ 59	$ 59	$ 60

Equity prices	26	30	29	30

Currency rates	16	23	17	19

Commodity prices	21	19	21	20

Diversification effect	(44)	(50)	(47)	(50)
Total	$ 77	$ 81	$ 79	$ 79

Our average daily VaR decreased to $77 million for the second quarter of 2014 from $81 million for the second quarter of 2013, primarily reflecting a decrease in the currency rates category principally due to lower levels of volatility, and a decrease in the equity prices category due to reduced exposures and lower levels of volatility. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

Our average daily VaR was unchanged for the first half of June 2014 compared to the first half of June 2013.

The following table presents quarter-end VaR and high and low VaR.

in millions Risk Categories	As of		Three Months Ended June 2014
	June	March
	2014	2014	High	Low
Interest rates	$ 53	$ 71	$ 70	$ 49

Equity prices	29	24	38	18

Currency rates	16	12	21	10

Commodity prices	21	22	25	18

Diversification effect	(43)	(41)
Total	$ 76	$ 88	$ 90	$ 68

Our daily VaR decreased to $76 million as of June 2014 from $88 million as of March 2014, primarily reflecting a decrease in the interest rates category due to lower levels of volatility and decreased exposures, partially offset by increases in the equity prices and currency rates categories principally due to increased exposures.

During the second quarter of 2014, the firmwide VaR risk limit was not exceeded, raised or reduced.

Goldman Sachs June 2014 Form 10-Q	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects our daily VaR over the last four quarters.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the second quarter of 2014 (i.e., a VaR exception).

During periods in which the firm has significantly more positive net revenue days than net revenue loss days, we expect to have fewer VaR exceptions because, under normal conditions, our business model generally produces positive net revenues. In periods in which our franchise revenues are adversely affected, we generally have more loss days, resulting in more VaR exceptions. The daily market-making revenues used to determine VaR exceptions reflect the impact of any intraday activity, including bid/offer net revenues, which are more likely than not to be positive by their nature.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for the quarter ended June 2014.

164	Goldman Sachs June 2014 Form 10-Q

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

in millions Asset Categories	As of
	June 2014	March 2014
Equity	$2,259	$2,243

Debt	1,727	1,506
Total	$3,986	$3,749

The increase in our 10% sensitivity measure as of June 2014 from March 2014 for debt positions was primarily due to new investments.

Credit Spread Sensitivity on Derivatives and Borrowings. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $4 million (including hedges) as of both June 2014 and March 2014. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a gain of $10 million and $9 million (including hedges) as of June 2014 and March 2014, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. As of June 2014 and March 2014, the firm had $21.39 billion and $17.94 billion, respectively, of loans held for investment which were accounted for at amortized cost and included in “Receivables from customers and counterparties,” substantially all of which had floating interest rates. As of June 2014 and March 2014, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $194 million and $163 million, respectively, of additional interest income over a 12-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 8 to the condensed consolidated financial statements for further information about loans held for investment.

Goldman Sachs June 2014 Form 10-Q	165

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

Other Market Risk Considerations

In addition, as of June 2014 and March 2014, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

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

166	Goldman Sachs June 2014 Form 10-Q

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

Goldman Sachs June 2014 Form 10-Q	167

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

168	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposures

As of June 2014, our credit exposures increased as compared with December 2013, primarily reflecting increases in loans and lending commitments and securities financing exposures. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased from December 2013, primarily reflecting an increase in loans and lending commitments. During the six months ended June 2014, there were approximately 5 additional counterparty defaults compared with the same prior year period, primarily related to loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties, and were primarily related to loans and lending commitments. Estimated losses associated with counterparty defaults were higher compared with the same prior year period and were not material to the firm. The firm’s credit exposures are described further below.

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

Goldman Sachs June 2014 Form 10-Q	169

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

	As of June 2014
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 653	$ 1,078	$ 3,427	$ 5,158	$ (2,467)	$ 2,691	$ 2,536

AA/Aa2	2,774	13,464	33,020	49,258	(35,164)	14,094	10,235

A/A2	8,471	20,458	27,906	56,835	(43,428)	13,407	8,800

BBB/Baa2	4,592	8,720	27,922	41,234	(30,199)	11,035	7,366

BB/Ba2 or lower	3,428	5,655	5,167	14,250	(5,135)	9,115	7,656

Unrated	142	164	160	466	(24)	442	211
Total	$20,060	$49,539	$97,602	$167,201	$(116,417)	$50,784	$36,804

	As of December 2013
in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 473	$ 1,470	$ 2,450	$ 4,393	$ (2,087)	$ 2,306	$ 2,159

AA/Aa2	3,463	7,642	29,926	41,031	(27,918)	13,113	8,596

A/A2	12,693	25,666	29,701	68,060	(48,803)	19,257	11,188

BBB/Baa2	4,377	10,112	24,013	38,502	(29,213)	9,289	5,952

BB/Ba2 or lower	2,972	6,188	4,271	13,431	(5,357)	8,074	6,381

Unrated	1,289	45	238	1,572	(9)	1,563	1,144
Total	$25,267	$51,123	$90,599	$166,989	$(113,387)	$53,602	$35,420

170	Goldman Sachs June 2014 Form 10-Q

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

•

Securities Financing Transactions. The firm enters into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We manage our credit risk on securities financing transactions using the credit risk process, measures, limits and risk mitigants described above. We had approximately $38 billion and $29 billion as of June 2014 and December 2013, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both June 2014 and December 2013, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

•

Other Credit Exposures. The firm is exposed to credit risk from its receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial cash margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $21 billion and $18 billion as of June 2014 and December 2013, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 53% and 55% in the Americas, approximately 12% and 10% in Asia as of June 2014 and December 2013, respectively, and approximately 35% in EMEA as of both June 2014 and December 2013.

In addition, the firm extends other loans and lending commitments to its private wealth clients that are generally longer-term in nature and are primarily secured by residential real estate or other assets. The gross exposure related to such loans and lending commitments was approximately $14 billion and $11 billion as of June 2014 and December 2013, respectively, and was substantially all concentrated in the Americas region. The fair value of the collateral received against such loans and lending commitments exceeded the gross exposure as of both June 2014 and December 2013.

Goldman Sachs June 2014 Form 10-Q	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry, Region and Credit Quality

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments (excluding Securities Financing Transactions and Other Credit Exposures above) broken down by industry, region and credit quality.

	Cash		OTC Derivatives		Loans and Lending Commitments
	As of		As of		As of
in millions Credit Exposure by Industry	June 2014	December 2013	June 2014	December 2013	June 2014	December 2013
Asset Managers & Funds	$ 63	$ 91	$ 9,438	$10,812	$ 2,337	$ 2,075

Banks, Brokers & Other Financial Institutions	12,089	9,742	8,681	11,448	13,439	11,824

Consumer Products, Non-Durables & Retail	—	—	4,045	3,448	16,338	16,477

Government & Central Banks	44,826	51,294	15,067	13,446	1,874	1,897

Healthcare & Education	—	—	2,498	2,157	9,937	12,283

Insurance	—	—	1,839	2,771	2,981	3,085

Natural Resources & Utilities	—	—	4,230	4,781	20,409	17,970

Real Estate	5	6	426	388	9,873	8,550

Technology, Media, Telecommunications & Services	—	—	3,018	2,124	19,070	16,740

Transportation	—	—	941	673	6,320	6,729

Other	—	—	601	1,554	12,645	7,695
Total	$56,983	$61,133	$50,784	$53,602	$115,223	$105,325

	Cash		OTC Derivatives		Loans and Lending Commitments
	As of		As of		As of
in millions Credit Exposure by Region	June 2014	December 2013	June 2014	December 2013	June 2014	December 2013
Americas	$49,873	$54,470	$21,483	$21,423	$ 81,068	$ 77,710

EMEA	2,410	2,143	24,641	25,983	30,541	25,222

Asia	4,700	4,520	4,660	6,196	3,614	2,393
Total	$56,983	$61,133	$50,784	$53,602	$115,223	$105,325

	Cash		OTC Derivatives		Loans and Lending Commitments
	As of		As of		As of
in millions Credit Exposure by Credit Quality (Credit Rating Equivalent)	June 2014	December 2013	June 2014	December 2013	June 2014	December 2013
AAA/Aaa	$43,844	$50,519	$ 2,691	$ 2,306	$ 2,093	$ 3,079

AA/Aa2	3,824	2,748	14,094	13,113	7,083	7,001

A/A2	8,610	6,821	13,407	19,257	23,515	23,250

BBB/Baa2	436	527	11,035	9,289	34,359	30,496

BB/Ba2 or lower	269	518	9,115	8,074	47,784	41,114

Unrated	—	—	442	1,563	389	385
Total	$56,983	$61,133	$50,784	$53,602	$115,223	$105,325

172	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Selected Country Exposures

During 2012, and continuing into early 2013, there were concerns about European sovereign debt risk and its impact on the European banking system, as a number of European member states, including Greece, Ireland, Italy, Portugal and Spain, experienced significant credit deterioration. Although these countries have not recovered to pre-crisis levels, there was a significant improvement in 2013 and many of the immediate concerns have subsided. As of June 2014, our aggregate credit exposure and aggregate market exposure to these European countries was $8.4 billion and $3.3 billion, respectively. We continue to closely monitor our risk exposure to these countries as part of our risk management process.

During 2014, the political situations in Iraq, Russia and Ukraine have negatively affected market sentiment toward those countries. In addition, the U.S. and the EU have imposed sanctions against certain Russian individuals and institutions, and Argentina has defaulted on its sovereign debt.

As of June 2014, our total credit exposure to Russia was $473 million and was substantially all with non-sovereign counterparties or borrowers. Such exposure was comprised of $275 million (including the benefit of $153 million of cash and securities collateral) related to securities financing transactions and other secured receivables, $121 million related to loans and $77 million (including the benefit of $88 million of cash collateral) related to OTC derivatives. In addition, our total market exposure to Russia as of June 2014 was $624 million, substantially all of which was with non-sovereign issuers or underliers. Such exposure was comprised of $453 million related to credit derivatives, $123 million related to debt and $48 million related to equities. Our total credit and market exposure to Argentina, Iraq and Ukraine as of June 2014 was not material.

Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or borrower. Market exposure represents the potential for loss in value of our long and short inventory due to changes in market prices. There is no overlap between the credit and market exposures in the amounts above. We determine the country of risk by the location of the counterparty, issuer or underlier’s assets, where they generate revenue, the country in which they are headquartered, and/or the government whose policies affect their ability to repay their obligations.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underlyings. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives related to Russia are bought from investment-grade counterparties domiciled outside of Russia and are collateralized with cash. The gross purchased and written credit derivative notionals related to Russia for single-name and index credit default swaps (included in credit derivatives above) were $17.0 billion and $17.7 billion, respectively, as of June 2014. Including netting under legally enforceable netting agreements, the purchased and written credit derivative notionals related to Russia for single-name and index credit default swaps were $3.2 billion and $4.0 billion, respectively, as of June 2014. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of Russia and collateral received or posted under credit support agreements.

For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the condensed consolidated financial statements.

Goldman Sachs June 2014 Form 10-Q	173

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

The euro area exit scenarios included analysis of the impacts on exposure that might result from the redenomination of assets in the exiting country or countries. We also tested our operational and risk management readiness and capability to respond to a redenomination event. Constructing stress tests for these scenarios requires many assumptions about how exposures might be directly impacted and how resulting secondary market moves would indirectly impact such exposures. Given the multiple parameters involved in such scenarios, losses from such events are inherently difficult to quantify and may materially differ from our estimates.

See “Liquidity Risk Management — Modeled Liquidity Outflow,” “Market Risk Management — Stress Testing” and “Credit Risk Management — Stress Tests/Scenario Analysis” for further discussion.

174	Goldman Sachs June 2014 Form 10-Q

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

Our operational risk framework is in part designed to comply with the operational risk measurement rules under Basel III and has evolved based on the changing needs of our businesses and regulatory guidance. Our framework comprises the following practices:

•	risk identification and reporting;

•	risk measurement; and

•	risk monitoring.

Internal Audit performs an independent review of our operational risk framework, including our key controls, processes and applications, on an annual basis to assess the effectiveness of our framework.

Goldman Sachs June 2014 Form 10-Q	175

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

176	Goldman Sachs June 2014 Form 10-Q

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

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

Goldman Sachs June 2014 Form 10-Q	177

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

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the June 2014 Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “Certain Risk Factors That May Affect Our Businesses” above, as well as “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K.

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

178	Goldman Sachs June 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The firm has voluntarily provided in this filing information regarding the firm’s capital ratios, including the estimated CET1 ratio under the Advanced approach on a fully phased-in basis and estimated CET1 ratios under the Standardized approach on a fully phased-in and transitional basis, and estimated supplementary leverage ratios for the firm and GS Bank USA. The statements with respect to these estimated ratios are forward-looking statements, based on our current interpretation, expectations and understanding of the relevant regulatory rules and guidance, and reflect significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated. As a result, the methods used to calculate these ratios may differ, possibly materially, from those used in calculating the ratios for any future voluntary disclosures as well as those used when such ratios are required to be disclosed. The ultimate methods of calculating the ratios will depend on, among other things implementation guidance or further rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

Goldman Sachs June 2014 Form 10-Q	179

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of the June 2014 Form 10-Q. See Note 27 to the condensed consolidated financial statements in Part I, Item 1 of the June 2014 Form 10-Q for information about certain judicial, regulatory and legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2014.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	[1]	Maximum number of shares that may yet be purchased under the plans or programs	[1]
Month #1 (April 1, 2014 to April 30, 2014)	1,392,712	$158.85	1,392,712		45,473,472

Month #2 (May 1, 2014 to May 31, 2014)	3,729,800	158.46	3,729,800		41,743,672

Month #3 (June 1, 2014 to June 30, 2014)	2,646,575	165.40	2,646,575		39,097,097
Total	7,769,087		7,769,087

1.

On March 21, 2000, we announced that the Board of Directors of Group Inc. (Board) had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 430 million shares by resolutions of our Board adopted from June 2001 through April 2013. We use our share repurchase program to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date. Prior to repurchasing common stock, the firm must receive confirmation that the Board of Governors of the Federal Reserve System does not object to such capital actions.

180	Goldman Sachs June 2014 Form 10-Q

Item 6.    Exhibits

Exhibits

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2014 and June 30, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013, (iii) the Condensed Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and year ended December 31, 2013, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Goldman Sachs June 2014 Form 10-Q	181

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ Harvey M. Schwartz
Name: Harvey M. Schwartz
Title: Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith
Title: Principal Accounting Officer

Date: August 6, 2014

182	Goldman Sachs June 2014 Form 10-Q