Form 10-Q
period 2014-09-30
GOLDMAN SACHS GROUP INC
filed 2014-11-05
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 17, 2014, there were 435,545,529 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Goldman Sachs September 2014 Form 10-Q	1

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2014	2013	2014	2013
Revenues
Investment banking	$1,464	$1,166	$ 5,024	$ 4,286

Investment management	1,386	1,153	4,262	3,670

Commissions and fees	783	765	2,441	2,467

Market making	2,087	1,364	6,911	7,493

Other principal transactions	1,618	1,434	5,116	4,917
Total non-interest revenues	7,338	5,882	23,754	22,833

Interest income	2,297	2,398	7,470	7,669

Interest expense	1,248	1,558	4,384	5,078
Net interest income	1,049	840	3,086	2,591
Net revenues, including net interest income	8,387	6,722	26,840	25,424
Operating expenses
Compensation and benefits	2,801	2,382	10,736	10,424

Brokerage, clearing, exchange and distribution fees	624	573	1,832	1,747

Market development	129	117	408	398

Communications and technology	190	202	576	572

Depreciation and amortization	301	280	985	848

Occupancy	212	205	627	633

Professional fees	220	211	656	675

Insurance reserves	—	—	—	176

Other expenses	605	585	1,873	1,766
Total non-compensation expenses	2,281	2,173	6,957	6,815
Total operating expenses	5,082	4,555	17,693	17,239
Pre-tax earnings	3,305	2,167	9,147	8,185

Provision for taxes	1,064	650	2,836	2,477
Net earnings	2,241	1,517	6,311	5,708

Preferred stock dividends	98	88	266	230
Net earnings applicable to common shareholders	$2,143	$1,429	$ 6,045	$ 5,478
Earnings per common share
Basic	$ 4.69	$ 3.07	$ 13.05	$ 11.55

Diluted	4.57	2.88	12.69	10.89

Dividends declared per common share	$ 0.55	$ 0.50	$ 1.65	$ 1.50

Average common shares outstanding
Basic	455.5	463.4	461.8	472.7

Diluted	469.2	496.4	476.5	503.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Net earnings	$2,241	$1,517	$6,311	$5,708

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(44)	(19)	(103)	(75)

Pension and postretirement liabilities	(7)	(4)	(21)	(11)

Available-for-sale securities	—	—	—	(327)

Cash flow hedges	3	6	5	6
Other comprehensive loss	(48)	(17)	(119)	(407)
Comprehensive income	$2,193	$1,500	$6,192	$5,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs September 2014 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions, except per share amounts	September 2014	December 2013
Assets
Cash and cash equivalents	$ 54,150	$ 61,133

Cash and securities segregated for regulatory and other purposes (includes $27,986 and $31,937 at fair value as of September 2014 and December 2013, respectively)	44,190	49,671

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $125,047 and $161,297 at fair value as of September 2014 and December 2013, respectively)	125,669	161,732

Securities borrowed (includes $71,139 and $60,384 at fair value as of September 2014 and December 2013, respectively)	172,372	164,566

Receivables from:
Brokers, dealers and clearing organizations	27,380	23,840

Customers and counterparties (includes $7,723 and $7,416 at fair value as of September 2014 and December 2013, respectively)	97,626	88,935

Financial instruments owned, at fair value (includes $69,185 and $62,348 pledged as collateral as of September 2014 and December 2013, respectively)	325,326	339,121

Other assets (includes $18 at fair value as of December 2013)	22,220	22,509
Total assets	$868,933	$911,507
Liabilities and shareholders’ equity
Deposits (includes $11,733 and $7,255 at fair value as of September 2014 and December 2013, respectively)	$ 77,951	$ 70,807

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	96,660	164,782

Securities loaned (includes $1,163 and $973 at fair value as of September 2014 and December 2013, respectively)	6,337	18,745

Other secured financings (includes $24,301 and $23,591 at fair value as of September 2014 and December 2013, respectively)	25,910	24,814

Payables to:
Brokers, dealers and clearing organizations	13,115	5,349

Customers and counterparties	206,232	199,416

Financial instruments sold, but not yet purchased, at fair value	132,021	127,426

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $19,019 and $19,067 at fair value as of September 2014 and December 2013, respectively)	48,282	44,692

Unsecured long-term borrowings (includes $15,124 and $11,691 at fair value as of September 2014 and December 2013, respectively)	165,304	160,965

Other liabilities and accrued expenses (includes $574 and $388 at fair value as of September 2014 and December 2013, respectively)	14,846	16,044
Total liabilities	786,658	833,040

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $9,200 and $7,200 as of September 2014 and December 2013, respectively	9,200	7,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 851,632,488 and 837,219,068 shares issued as of September 2014 and December 2013, respectively, and 435,734,150 and 446,359,012 shares outstanding as of September 2014 and December 2013, respectively	9	8

Restricted stock units and employee stock options	3,687	3,839

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	50,016	48,998

Retained earnings	77,227	71,961

Accumulated other comprehensive loss	(643)	(524)

Stock held in treasury, at cost, par value $0.01 per share; 415,898,340 and 390,860,058 shares as of September 2014 and December 2013, respectively	(57,221)	(53,015)
Total shareholders’ equity	82,275	78,467
Total liabilities and shareholders’ equity	$868,933	$911,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine Months Ended	Year Ended
$ in millions	September 2014	December 2013
Preferred stock
Balance, beginning of year	$ 7,200	$ 6,200

Issued	2,000	1,000
Balance, end of period	9,200	7,200

Common stock
Balance, beginning of year	8	8

Issued	1	—
Balance, end of period	9	8

Restricted stock units and employee stock options
Balance, beginning of year	3,839	3,298

Issuance and amortization of restricted stock units and employee stock options	1,904	2,017

Delivery of common stock underlying restricted stock units	(1,720)	(1,378)

Forfeiture of restricted stock units and employee stock options	(52)	(79)

Exercise of employee stock options	(284)	(19)
Balance, end of period	3,687	3,839

Additional paid-in capital
Balance, beginning of year	48,998	48,030

Delivery of common stock underlying share-based awards	2,109	1,483

Cancellation of restricted stock units and employee stock options in satisfaction of withholding tax requirements	(1,775)	(599)

Preferred stock issuance costs	(20)	(9)

Excess net tax benefit related to share-based awards	705	94

Cash settlement of share-based compensation	(1)	(1)
Balance, end of period	50,016	48,998

Retained earnings
Balance, beginning of year	71,961	65,223

Net earnings	6,311	8,040

Dividends and dividend equivalents declared on common stock and restricted stock units	(779)	(988)

Dividends declared on preferred stock	(266)	(314)
Balance, end of period	77,227	71,961

Accumulated other comprehensive loss
Balance, beginning of year	(524)	(193)

Other comprehensive loss	(119)	(331)
Balance, end of period	(643)	(524)

Stock held in treasury, at cost
Balance, beginning of year	(53,015)	(46,850)

Repurchased	(4,219)	(6,175)

Reissued	46	40

Other	(33)	(30)
Balance, end of period	(57,221)	(53,015)
Total shareholders’ equity	$ 82,275	$ 78,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs September 2014 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September
$ in millions	2014	2013
Cash flows from operating activities
Net earnings	$ 6,311	$ 5,708

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	985	848

Share-based compensation	1,931	1,821

Gain on extinguishment of junior subordinated debt	(270)	—

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	5,480	(4,346)

Receivables and payables, net	12,952	5,817

Collateralized transactions (excluding other secured financings), net	(52,273)	(75,448)

Financial instruments owned, at fair value	13,228	65,520

Financial instruments sold, but not yet purchased, at fair value	4,580	5,011

Other, net	(5,515)	(2,668)
Net cash provided by/(used for) operating activities	(12,591)	2,263

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(508)	(498)

Proceeds from sales of property, leasehold improvements and equipment	17	57

Business acquisitions, net of cash acquired	(626)	(1,266)

Proceeds from sales of investments	1,127	1,840

Purchase of available-for-sale securities	—	(738)

Proceeds from sales of available-for-sale securities	—	817

Loans held for investment, net	(10,601)	(6,027)
Net cash used for investing activities	(10,591)	(5,815)

Cash flows from financing activities
Unsecured short-term borrowings, net	1,417	135

Other secured financings (short-term), net	417	(6,415)

Proceeds from issuance of other secured financings (long-term)	5,700	4,883

Repayment of other secured financings (long-term), including the current portion	(5,562)	(2,032)

Proceeds from issuance of unsecured long-term borrowings	30,402	26,578

Repayment of unsecured long-term borrowings, including the current portion	(19,940)	(24,461)

Purchase of trust preferred securities	(1,429)	—

Derivative contracts with a financing element, net	550	829

Deposits, net	7,144	1,446

Common stock repurchased	(4,219)	(4,775)

Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(1,045)	(956)

Proceeds from issuance of preferred stock, net of issuance costs	1,980	991

Proceeds from issuance of common stock, including stock option exercises	79	49

Excess tax benefit related to share-based compensation	706	90

Cash settlement of share-based compensation	(1)	(1)
Net cash provided by/(used for) financing activities	16,199	(3,639)
Net decrease in cash and cash equivalents	(6,983)	(7,191)

Cash and cash equivalents, beginning of year	61,133	72,669
Cash and cash equivalents, end of period	$ 54,150	$ 65,478

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $5.45 billion and $4.68 billion during the nine months ended September 2014 and September 2013, respectively.

Cash payments for income taxes, net of refunds, were $2.51 billion and $3.81 billion during the nine months ended September 2014 and September 2013, respectively.

Non-cash activities:

The firm exchanged $1.59 billion of Trust Preferred Securities, common beneficial interests and senior guaranteed trust securities held by the firm for $1.86 billion of the firm’s junior subordinated debt held by the issuing trusts during the nine months ended September 2014. Following the exchange, this junior subordinated debt was extinguished.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs September 2014 Form 10-Q

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

All references to September 2014, June 2014, December 2013 and September 2013 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2014, June 30, 2014, December 31, 2013 and September 30, 2013, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs September 2014 Form 10-Q	7

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

8	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	9

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of September 2014 and December 2013, “Cash and cash equivalents” included $6.97 billion and $4.14 billion, respectively, of cash and due from banks, and $47.18 billion and $56.99 billion, respectively, of interest-bearing deposits with banks.

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

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2014 and December 2013.

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2014 and December 2013.

10	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	11

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

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASC 860). In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU No. 2014-11 changes the accounting for repurchase- and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. ASU No. 2014-11 also requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities financing transactions. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales are effective for the first interim and annual reporting periods beginning after December 15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. Early adoption is not permitted. Adoption of ASU No. 2014-11 is not expected to materially affect the firm’s financial condition, results of operations, or cash flows.

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASU 810). In August 2014, the FASB issued ASU No. 2014-13, “Consolidation (Topic 810) — Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (CFE).” ASU No. 2014-13 provides an alternative to reflect changes in the fair value of the financial assets and the financial liabilities of the CFE by measuring either the fair value of the assets or liabilities, whichever is more observable. ASU No. 2014-13 provides new disclosure requirements for those electing this approach, and is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. Adoption of ASU No. 2014-13 will not materially affect the firm’s financial condition, results of operations, or cash flows.

12	Goldman Sachs September 2014 Form 10-Q

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

	As of September 2014			As of December 2013
$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 4,884	$ —		$ 8,608	$ —

U.S. government and federal agency obligations	59,915	16,794		71,072	20,920

Non-U.S. government and agency obligations	38,825	21,559		40,944	26,999

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	5,826	21		6,596	1

Loans and securities backed by residential real estate	11,259	1		9,025	2

Bank loans and bridge loans	16,203	600	[1]	17,400	925	[1]

Corporate debt securities	21,399	5,312		17,412	5,253

State and municipal obligations	1,249	—		1,476	51

Other debt obligations	3,204	3		3,129	4

Equities and convertible debentures	101,970	31,606		101,024	22,583

Commodities	3,963	1,799		4,556	966
Subtotal	268,697	77,695		281,242	77,704

Derivatives	56,629	54,326		57,879	49,722
Total	$325,326	$132,021		$339,121	$127,426

1.	Primarily relates to the fair value of unfunded lending commitments for which the fair value option was elected.

Goldman Sachs September 2014 Form 10-Q	13

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

$ in millions Product Type	Three Months Ended September			Nine Months Ended September
	2014		2013	2014		2013
Interest rates	$(2,811	) [2]	$ 1,546	$ (3,267	) [2]	$ 513

Credit	497		155	2,699		1,609

Currencies	3,689		(1,318)	4,545		2,042

Equities	498		857	1,725		2,126

Commodities	214		187	1,209		836

Other	—		(63)	—		367
Market making	2,087		1,364	6,911		7,493
Other principal transactions [1]	1,618		1,434	5,116		4,917
Total	$ 3,705		$ 2,798	$12,027		$12,410

1.

Other principal transactions are included in the firm’s Investing & Lending segment. See Note 25 for net revenues, including net interest income, by product type for Investing & Lending, as well as the amount of net interest income included in Investing & Lending. The “Other” category in Note 25 relates to the firm’s consolidated investment entities, and primarily includes commodities and real estate-related net revenues.

2.	Includes a gain of $270 million related to the extinguishment of the firm’s junior subordinated debt. See Note 16 for further information.

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

14	Goldman Sachs September 2014 Form 10-Q

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

	As of
$ in millions	September 2014	June 2014	December 2013
Total level 1 financial assets	$ 143,586	$153,025	$156,030

Total level 2 financial assets	472,667	441,295	499,480

Total level 3 financial assets	40,976	39,760	40,013

Counterparty and cash collateral netting	(100,008)	(96,842)	(95,350)
Total financial assets at fair value	$ 557,221	$537,238	$600,173

Total assets [1]	$ 868,933	$859,914	$911,507

Total level 3 financial assets as a percentage of Total assets	4.7%	4.6%	4.4%

Total level 3 financial assets as a percentage of Total financial assets at fair value	7.4%	7.4%	6.7%

Total level 1 financial liabilities	$ 68,274	$ 67,579	$ 68,412

Total level 2 financial liabilities	249,247	247,288	300,583

Total level 3 financial liabilities	14,180	12,389	12,046

Counterparty and cash collateral netting	(31,106)	(27,811)	(25,868)
Total financial liabilities at fair value	$ 300,595	$299,445	$355,173

Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	4.7%	4.1%	3.4%

1.

Includes approximately $847 billion, $837 billion and $890 billion as of September 2014, June 2014 and December 2013, respectively, that is carried at fair value or at amounts that generally approximate fair value.

Level 3 financial assets as of September 2014 increased compared with June 2014, primarily reflecting an increase in corporate debt securities and loans and securities backed by commercial real estate, partially offset by a decrease in bank loans and bridge loans. The increase in corporate debt securities primarily reflected purchases and net transfers from level 2, partially offset by settlements and sales. The increase in loans and securities backed by commercial real estate primarily reflected net transfers from level 2. The decrease in bank loans and bridge loans primarily reflected settlements, partially offset by purchases.

Level 3 financial assets as of September 2014 increased compared with December 2013, primarily reflecting an increase in equities and convertible debentures, corporate debt securities and loans and securities backed by commercial real estate, partially offset by a decrease in bank loans and bridge loans and derivative assets. The increase in equities and convertible debentures primarily reflected purchases and net unrealized gains, partially offset by sales, settlements and net transfers to level 2. The increase in corporate debt securities primarily reflected purchases, partially offset by sales and settlements. The increase in loans and securities backed by commercial real estate primarily reflected purchases, partially offset by settlements and sales. The decrease in bank loans and bridge loans primarily reflected settlements and sales, partially offset by purchases. The decrease in derivative assets primarily reflected a decline in credit derivative assets, principally due to settlements, partially offset by net unrealized gains.

Goldman Sachs September 2014 Form 10-Q	15

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

16	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	17

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

Level 3 Cash Instruments	Level 3 Assets as of September 2014 ($ in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average) as of September 2014
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$3,306	Discounted cash flows:
		• Yield	2.8% to 21.9% (10.7%)
		• Recovery rate	24.6% to 94.5% (70.3%)
		• Duration (years)	0.4 to 4.6 (2.2)
		• Basis	(8) points to 11 points (1 point)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$2,300	Discounted cash flows:
		• Yield	2.5% to 17.5% (7.8%)
		• Cumulative loss rate	0.0% to 89.7% (25.5%)
		• Duration (years)	1.0 to 10.6 (3.8)
Bank loans and bridge loans	$7,803	Discounted cash flows:
		• Yield	1.7% to 24.8% (7.6%)
		• Recovery rate	26.6% to 96.4% (59.2%)
		• Duration (years)	0.3 to 5.0 (2.3)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$4,455	Discounted cash flows:
		• Yield	1.0% to 24.0% (9.3%)
		• Recovery rate	0.0% to 73.6% (62.7%)
		• Duration (years)	0.7 to 12.2 (3.4)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$16,653 [1]	Comparable multiples:
		• Multiples	0.8x to 19.9x (6.9x)
Discounted cash flows:
		• Discount rate/yield	6.0% to 25.0% (14.5%)
		• Long-term growth rate/compound annual growth rate	(3.5)% to 22.0% (7.6%)
		• Capitalization rate	5.1% to 12.1% (7.5%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

18	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Cash Instruments	Level 3 Assets as of December 2013 ($ in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average) as of December 2013
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$2,692	Discounted cash flows:
		• Yield	2.7% to 29.1% (10.1%)
		• Recovery rate	26.2% to 88.1% (74.4%)
		• Duration (years)	0.6 to 5.7 (2.0)
		• Basis	(9) points to 20 points (5 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,961	Discounted cash flows:
		• Yield	2.6% to 25.8% (10.1%)
		• Cumulative loss rate	9.8% to 56.6% (24.9%)
		• Duration (years)	1.4 to 16.7 (3.6)
Bank loans and bridge loans	$9,324	Discounted cash flows:
		• Yield	1.0% to 39.6% (9.3%)
		• Recovery rate	40.0% to 85.0% (54.9%)
		• Duration (years)	0.5 to 5.3 (2.1)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$3,977	Discounted cash flows:
		• Yield	1.5% to 40.2% (8.9%)
		• Recovery rate	0.0% to 70.0% (61.9%)
		• Duration (years)	0.6 to 16.1 (4.2)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$14,685 [1]	Comparable multiples:
		• Multiples	0.6x to 18.8x (6.9x)
Discounted cash flows:
		• Discount rate/yield	6.0% to 29.1% (14.6%)
		• Long-term growth rate/compound annual growth rate	1.0% to 19.0% (8.1%)
		• Capitalization rate	4.6% to 11.3% (7.1%)

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

Goldman Sachs September 2014 Form 10-Q	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of September 2014
$ in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 1	$ 4,883	$ —		$ 4,884

U.S. government and federal agency obligations	19,138	40,777	—		59,915

Non-U.S. government and agency obligations	31,334	7,367	124		38,825

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	2,520	3,306		5,826

Loans and securities backed by residential real estate	—	8,959	2,300		11,259

Bank loans and bridge loans	—	8,400	7,803		16,203

Corporate debt securities [2]	256	17,554	3,589		21,399

State and municipal obligations	—	1,118	131		1,249

Other debt obligations [2]	—	2,593	611		3,204

Equities and convertible debentures	75,326	9,991	16,653	[3]	101,970

Commodities	—	3,963	—		3,963
Total	$126,055	$108,125	$34,517		$268,697

	Cash Instrument Liabilities at Fair Value as of September 2014
$ in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 16,749	$ 45	$ —		$ 16,794

Non-U.S. government and agency obligations	19,938	1,621	—		21,559

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	20	1		21

Loans and securities backed by residential real estate	—	1	—		1

Bank loans and bridge loans	—	426	174		600

Corporate debt securities	9	5,294	9		5,312

Other debt obligations	—	1	2		3

Equities and convertible debentures	31,433	170	3		31,606

Commodities	—	1,799	—		1,799
Total	$ 68,129	$ 9,377	$ 189		$ 77,695

1.	Includes $112 million and $495 million of collateralized debt obligations (CDOs) backed by real estate in level 2 and level 3, respectively.

2.	Includes $238 million and $956 million of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $14.95 billion of private equity investments, $1.22 billion of investments in real estate entities and $485 million of convertible debentures.

20	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Cash Instrument Assets at Fair Value as of December 2013
$ in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 216	$ 8,392	$ —		$ 8,608

U.S. government and federal agency obligations	29,582	41,490	—		71,072

Non-U.S. government and agency obligations	29,451	11,453	40		40,944

Mortgage and other asset-backed loans and securities [1]:
Loans and securities backed by commercial real estate	—	3,904	2,692		6,596

Loans and securities backed by residential real estate	—	7,064	1,961		9,025

Bank loans and bridge loans	—	8,076	9,324		17,400

Corporate debt securities [2]	240	14,299	2,873		17,412

State and municipal obligations	—	1,219	257		1,476

Other debt obligations [2]	—	2,322	807		3,129

Equities and convertible debentures	76,945	9,394	14,685	[3]	101,024

Commodities	—	4,556	—		4,556
Total	$136,434	$112,169	$32,639		$281,242

	Cash Instrument Liabilities at Fair Value as of December 2013
$ in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 20,871	$ 49	$ —		$ 20,920

Non-U.S. government and agency obligations	25,325	1,674	—		26,999

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	—	1		1

Loans and securities backed by residential real estate	—	2	—		2

Bank loans and bridge loans	—	641	284		925

Corporate debt securities	10	5,241	2		5,253

State and municipal obligations	—	50	1		51

Other debt obligations	—	3	1		4

Equities and convertible debentures	22,107	468	8		22,583

Commodities	—	966	—		966
Total	$ 68,313	$ 9,094	$ 297		$ 77,704

1.	Includes $295 million and $411 million of CDOs backed by real estate in level 2 and level 3, respectively.

2.	Includes $451 million and $1.62 billion of CDOs and CLOs backed by corporate obligations in level 2 and level 3, respectively.

3.	Includes $12.82 billion of private equity investments, $1.37 billion of investments in real estate entities and $491 million of convertible debentures.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended September 2014, transfers into level 2 from level 1 of cash instruments were $25 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. During the three months ended September 2014, transfers into level 1 from level 2 of cash instruments were $1 million, reflecting transfers of public equity securities due to increased market activity in these instruments. During the three months ended September 2013, transfers into level 2 from level 1 of cash instruments were $31 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. During the three months ended September 2013, transfers into level 1 from level 2 of cash instruments were $22 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

During the nine months ended September 2014, transfers into level 2 from level 1 of cash instruments were $65 million, including $47 million of public equity securities and $18 million of U.S. government and federal agency obligations due to decreased market activity in these instruments. During the nine months ended September 2014, transfers into level 1 from level 2 of cash instruments were $80 million, reflecting transfers of public equity securities due to increased market activity in these instruments. During the nine months ended September 2013, transfers into level 2 from level 1 of cash instruments were $24 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. During the nine months ended September 2013, transfers into level 1 from level 2 of cash instruments were $71 million, reflecting transfers of public equity securities, primarily due to increased market activity in these instruments.

See level 3 rollforward below for information about transfers between level 2 and level 3.

Goldman Sachs September 2014 Form 10-Q	21

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

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended September 2014
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 53	$ 1		$ —	$ 87	$ (6)	$ (11)	$ —	$ —	$ 124

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	2,620	56		(3)	122	(62)	(179)	877	(125)	3,306

Loans and securities backed by residential real estate	2,039	37		37	373	(167)	(125)	155	(49)	2,300

Bank loans and bridge loans	8,947	134		(78)	1,060	(355)	(2,270)	984	(619)	7,803

Corporate debt securities	2,330	83		(40)	1,767	(491)	(518)	697	(239)	3,589

State and municipal obligations	169	2		(1)	3	(35)	–	27	(34)	131

Other debt obligations	629	5		2	102	(12)	(68)	44	(91)	611

Equities and convertible debentures	16,259	30		586	688	(283)	(391)	893	(1,129)	16,653
Total	$33,046	$348	[1]	$503 [1]	$4,202	$(1,411)	$(3,562)	$3,677	$(2,286)	$34,517

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended September 2014
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 197	$ 6		$ 20	$ (76)	$ 31	$ (7)	$ 29	$ (11)	$ 189

1.	The aggregate amounts include gains of approximately $27 million, $527 million and $297 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $483 million (reflecting a $503 million gain on cash instrument assets and a $20 million loss on cash instrument liabilities) for the three months ended September 2014 reflected gains on private equity investments principally driven by company-specific events and strong corporate performance.

Transfers into level 3 during the three months ended September 2014 primarily reflected transfers of certain bank loans and bridge loans, private equity investments, loans and securities back by commercial real estate and corporate debt securities from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended September 2014 primarily reflected transfers of certain private equity investments and bank loans and bridge loans to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

22	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Nine Months Ended September 2014
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 40	$ 4		$ 2		$ 93	$ (19)	$ (4)	$ 8	$ —	$ 124

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	2,692	112		139		1,332	(373)	(559)	178	(215)	3,306

Loans and securities backed by residential real estate	1,961	145		148		648	(289)	(329)	232	(216)	2,300

Bank loans and bridge loans	9,324	523		18		3,023	(1,155)	(3,846)	383	(467)	7,803

Corporate debt securities	2,873	233		34		2,247	(934)	(833)	391	(422)	3,589

State and municipal obligations	257	3		3		31	(112)	(1)	—	(50)	131

Other debt obligations	807	45		62		99	(187)	(106)	18	(127)	611

Equities and convertible debentures	14,685	188		1,929		2,928	(1,336)	(966)	1,186	(1,961)	16,653
Total	$32,639	$1,253	[1]	$2,335	[1]	$10,401	$(4,405)	$(6,644)	$2,396	$(3,458)	$34,517

	Level 3 Cash Instrument Liabilities at Fair Value for the Nine Months Ended September 2014
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 297	$ (2)		$ (47)		$ (171)	$ 89	$ 27	$ 19	$ (23)	$ 189

1.	The aggregate amounts include gains of approximately $464 million, $2.27 billion and $853 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $2.38 billion (reflecting a $2.34 billion gain on cash instrument assets and a $47 million gain on cash instrument liabilities) for the nine months ended September 2014 primarily consisted of gains on private equity investments principally driven by company-specific events and strong corporate performance.

Transfers into level 3 during the nine months ended September 2014 primarily reflected transfers of certain private equity investments, corporate debt securities and bank loans and bridge loans from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the nine months ended September 2014 primarily reflected transfers of certain private equity investments, bank loans and bridge loans and corporate debt securities to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Goldman Sachs September 2014 Form 10-Q	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended September 2013
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 90	$ —		$ 3		$ 2	$ (27)	$ —	$ 11	$ (24)	$ 55

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	2,969	40		66		320	(338)	(363)	77	(87)	2,684

Loans and securities backed by residential real estate	1,738	17		37		207	(84)	(114)	61	(92)	1,770

Bank loans and bridge loans	9,997	118		105		1,317	(580)	(1,446)	706	(742)	9,475

Corporate debt securities	2,492	80		61		190	(357)	(63)	137	(227)	2,313

State and municipal obligations	322	1		(2)		28	(59)	(1)	4	(66)	227

Other debt obligations	876	13		15		116	(26)	(56)	48	(214)	772

Equities and convertible debentures	15,417	20		697		306	(115)	(378)	496	(263)	16,180
Total	$33,901	$289	[1]	$982	[1]	$2,486	$(1,586)	$(2,421)	$1,540	$(1,715)	$33,476

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended September 2013
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 385	$ (4)		$ 17		$ (101)	$ 49	$ 3	$ 32	$ (14)	$ 367

1.	The aggregate amounts include gains of approximately $149 million, $891 million and $231 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $965 million (reflecting $982 million of gains on cash instrument assets and $17 million of losses on cash instrument liabilities) for the three months ended September 2013 primarily consisted of gains on private equity investments, primarily driven by strong corporate performance and company-specific events.

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

24	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Nine Months Ended September 2013
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 26	$ 5		$ 9		$ 23	$ (14)	$ (2)	$ 11	$ (3)	$ 55

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,389	86		197		549	(627)	(965)	197	(142)	2,684

Loans and securities backed by residential real estate	1,619	37		99		633	(380)	(236)	78	(80)	1,770

Bank loans and bridge loans	11,235	356		278		3,494	(2,042)	(3,408)	1,052	(1,490)	9,475

Corporate debt securities	2,821	255		393		542	(1,392)	(420)	353	(239)	2,313

State and municipal obligations	619	3		1		99	(461)	(2)	6	(38)	227

Other debt obligations	1,185	35		16		563	(410)	(60)	17	(574)	772

Equities and convertible debentures	14,855	154		1,635		1,640	(650)	(1,396)	1,015	(1,073)	16,180
Total	$35,749	$931	[1]	$2,628	[1]	$7,543	$(5,976)	$(6,489)	$2,729	$(3,639)	$33,476

	Level 3 Cash Instrument Liabilities at Fair Value for the Nine Months Ended September 2013
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 642	$ 7		$ —		$ (368)	$ 187	$ 13	$ 46	$ (160)	$ 367

1.	The aggregate amounts include gains of approximately $664 million, $2.31 billion and $585 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $2.63 billion for the nine months ended September 2013 primarily consisted of gains on private equity investments, primarily driven by strong corporate performance and company-specific events, corporate debt securities, primarily due to tighter credit spreads, and bank loans and bridge loans, primarily due to company-specific events.

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

Goldman Sachs September 2014 Form 10-Q	25

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

Private equity funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, growth investments and distressed investments. Credit funds generally invest in loans and other fixed income instruments and are focused on providing private high-yield capital for mid- to large-sized leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers. Real estate funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and property. The private equity, credit and real estate funds are primarily closed-end funds in which the firm’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed.

The firm also invests in hedge funds, primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies including long/short equity, credit, convertibles, risk arbitrage, special situations and capital structure arbitrage. The firm has submitted redemption requests for approximately $375 million of its interests in hedge funds to be redeemed. Excluding the interests related to these redemption requests, the remainder of the firm’s investments in hedge funds primarily include interests where the underlying assets are illiquid in nature, and proceeds from redemptions will not be received until the underlying assets are liquidated or distributed.

Many of the funds described above are “covered funds” as defined by the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) which has a conformance period that ends in July 2015 subject to possible extensions through July 2017.

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

Since March 2012, the firm has redeemed approximately $2.55 billion of its interests in hedge funds, including approximately $285 million and $345 million during the three and nine months ended September 2014, respectively.

The tables below present the fair value of the firm’s investments in, and unfunded commitments to, funds that are calculated using NAV.

	As of September 2014
$ in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$ 6,957	$2,337

Credit funds [1]	1,426	301

Hedge funds	1,330	—

Real estate funds	1,667	344
Total	$11,380	$2,982

	As of December 2013
$ in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$ 7,446	$2,575

Credit funds [1]	3,624	2,515

Hedge funds	1,394	—

Real estate funds	1,908	471
Total	$14,372	$5,561

1.	The decreases from December 2013 to September 2014 primarily reflect both cash and in-kind distributions received and the related cancellations of the firm’s commitments to certain credit funds.

26	Goldman Sachs September 2014 Form 10-Q

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

The tables below present the fair value of derivatives on a net-by-counterparty basis.

	As of September 2014
$ in millions	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 2,193	$ 2,153

OTC	54,436	52,173
Total	$56,629	$54,326

	As of December 2013
$ in millions	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 4,277	$ 6,366

OTC	53,602	43,356
Total	$57,879	$49,722

Goldman Sachs September 2014 Form 10-Q	27

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

	As of September 2014			As of December 2013
$ in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Interest rates	$ 635,391	$ 583,912	$47,804,487	$ 641,186	$ 587,110	$44,110,483

Exchange-traded	212	235	3,959,258	157	271	2,366,448

OTC-cleared	250,118	229,578	28,889,374	266,230	252,596	24,888,301

Bilateral OTC	385,061	354,099	14,955,855	374,799	334,243	16,855,734

Credit	51,581	48,430	2,682,973	60,751	56,340	2,946,376

OTC-cleared	5,659	5,599	414,987	3,943	4,482	348,848

Bilateral OTC	45,922	42,831	2,267,986	56,808	51,858	2,597,528

Currencies	101,994	96,995	5,521,754	70,757	63,659	4,311,971

Exchange-traded	150	123	26,604	98	122	23,908

OTC-cleared	134	116	14,379	88	97	11,319

Bilateral OTC	101,710	96,756	5,480,771	70,571	63,440	4,276,744

Commodities	15,749	15,801	716,381	18,007	18,228	701,101

Exchange-traded	3,973	3,831	363,782	4,323	3,661	346,057

OTC-cleared	231	265	3,143	11	12	135

Bilateral OTC	11,545	11,705	349,456	13,673	14,555	354,909

Equities	53,960	54,254	1,650,751	56,719	55,472	1,406,499

Exchange-traded	10,397	10,503	625,274	10,544	13,157	534,840

Bilateral OTC	43,563	43,751	1,025,477	46,175	42,315	871,659
Subtotal	858,675	799,392	58,376,346	847,420	780,809	53,476,430
Derivatives accounted for as hedges
Interest rates	12,239	471	122,023	11,403	429	132,879

OTC-cleared	3,556	214	36,237	1,327	27	10,637

Bilateral OTC	8,683	257	85,786	10,076	402	122,242

Currencies	129	20	9,114	74	56	9,296

OTC-cleared	8	3	1,385	1	10	869

Bilateral OTC	121	17	7,729	73	46	8,427

Commodities	45	—	147	36	—	335

Exchange-traded	—	—	—	—	—	23

Bilateral OTC	45	—	147	36	—	312
Subtotal	12,413	491	131,284	11,513	485	142,510
Gross fair value/notional amount of derivatives	$ 871,088 [1]	$ 799,883 [1]	$58,507,630	$ 858,933 [1]	$ 781,294 [1]	$53,618,940
Amounts that have been offset in the condensed consolidated statements of financial condition
Counterparty netting	(715,548)	(715,548)		(707,411)	(707,411)

Exchange-traded	(12,539)	(12,539)		(10,845)	(10,845)

OTC-cleared	(234,307)	(234,307)		(254,756)	(254,756)

Bilateral OTC	(468,702)	(468,702)		(441,810)	(441,810)

Cash collateral netting	(98,911)	(30,009)		(93,643)	(24,161)

OTC-cleared	(25,255)	(1,393)		(16,353)	(2,515)

Bilateral OTC	(73,656)	(28,616)		(77,290)	(21,646)
Fair value included in financial instruments owned/ financial instruments sold, but not yet purchased	$ 56,629	$ 54,326		$ 57,879	$ 49,722
Amounts that have not been offset in the condensed consolidated statements of financial condition
Cash collateral received/posted	(1,015)	(3,168)		(636)	(2,806)

Securities collateral received/posted	(12,716)	(12,412)		(13,225)	(10,521)
Total	$ 42,898	$ 38,746		$ 44,018	$ 36,395

1.

Includes derivative assets and derivative liabilities of $27.33 billion and $27.57 billion, respectively, as of September 2014, and derivative assets and derivative liabilities of $23.18 billion and $23.46 billion, respectively, as of December 2013, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

28	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	29

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

30	Goldman Sachs September 2014 Form 10-Q

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

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of September 2014 ($ in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) as of September 2014
Interest rates	$(98)	Option pricing models: Correlation [2] Volatility	(16)% to 84% (44% / 40%) 36 basis points per annum (bpa) to 156 bpa (100 bpa / 115 bpa)
Credit	$3,320 [1]	Option pricing models, correlation models and discounted cash flows models: Correlation [2] Credit spreads Upfront credit points Recovery rates	5% to 94% (64% / 65%) 2 basis points (bps) to 1,365 bps (129 bps / 93 bps) [3] 0 points to 99 points (45 points / 45 points) 20% to 83% (49% / 40%)
Currencies	$(286)	Option pricing models: Correlation [2]	65% to 79% (72% / 72%)
Commodities	$188 [1]	Option pricing models and discounted cash flows models: Volatility Spread per million British Thermal units (MMBTU) of natural gas Spread per Metric Tonne (MT) of coal	11% to 61% (23% / 21%) $(2.25) to $5.75 ($(0.11) / $(0.04)) $(13.00) to $2.50 ($(6.18) / $(9.87))
Equities	$(3,427)	Option pricing models: Correlation [2] Volatility	31% to 99% (53% / 49%) 5% to 74% (20% / 20%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

2.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (30)% to 78% (Average: 31% / Median: 32%) as of September 2014.

3.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

Goldman Sachs September 2014 Form 10-Q	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of December 2013 ($ in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) as of December 2013
Interest rates	$(86)	Option pricing models: Correlation [2] Volatility	22% to 84% (58% / 60%) 36 bpa to 165 bpa (107 bpa / 112 bpa)
Credit	$4,176 [1]	Option pricing models, correlation models and discounted cash flows models: Correlation [2] Credit spreads Upfront credit points Recovery rates	5% to 93% (61% / 61%) 1 bps to 1,395 bps (153 bps / 116 bps) [3] 0 points to 100 points (46 points / 43 points) 20% to 85% (50% / 40%)
Currencies	$(200)	Option pricing models: Correlation [2]	65% to 79% (72% / 72%)
Commodities	$60 [1]	Option pricing models and discounted cash flows models: Volatility Spread per MMBTU of natural gas Spread per MT of coal	15% to 52% (23% / 21%) $(1.74) to $5.62 ($(0.11) / $(0.04)) $(17.00) to $0.50 ($(6.54) / $(5.00))
Equities	$(959)	Option pricing models: Correlation [2] Volatility	23% to 99% (58% / 59%) 6% to 63% (20% / 20%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

2.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (42)% to 78% (Average: 25% / Median: 30%) as of December 2013.

3.	The difference between the average and the median for the credit spreads input indicates that the majority of the inputs fall in the lower end of the range.

32	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	33

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

	Derivative Assets at Fair Value as of September 2014
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 28	$ 647,190	$ 412	$ —	$ —	$ 647,630

Credit	—	44,705	6,876	—	—	51,581

Currencies	—	101,901	222	—	—	102,123

Commodities	—	15,100	694	—	—	15,794

Equities	11	53,237	712	—	—	53,960
Gross fair value of derivative assets	39	862,133	8,916	—	—	871,088

Counterparty and cash collateral netting	—	(711,882)	(2,569)	(1,097)	(98,911)	(814,459)
Fair value included in financial instruments owned	$ 39	$ 150,251	$ 6,347	$(1,097)	$(98,911)	$ 56,629

	Derivative Liabilities at Fair Value as of September 2014
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 75	$ 583,798	$ 510	$ —	$ —	$ 584,383

Credit	—	44,874	3,556	—	—	48,430

Currencies	—	96,507	508	—	—	97,015

Commodities	—	15,295	506	—	—	15,801

Equities	70	50,045	4,139	—	—	54,254
Gross fair value of derivative liabilities	145	790,519	9,219	—	—	799,883

Counterparty and cash collateral netting	—	(711,882)	(2,569)	(1,097)	(30,009)	(745,557)
Fair value included in financial instruments sold, but not yet purchased	$145	$ 78,637	$ 6,650	$(1,097)	$(30,009)	$ 54,326

	Derivative Assets at Fair Value as of December 2013
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 91	$ 652,104	$ 394	$ —	$ —	$ 652,589

Credit	—	52,834	7,917	—	—	60,751

Currencies	—	70,481	350	—	—	70,831

Commodities	—	17,517	526	—	—	18,043

Equities	3	55,826	890	—	—	56,719
Gross fair value of derivative assets	94	848,762	10,077	—	—	858,933

Counterparty and cash collateral netting	—	(702,703)	(3,001)	(1,707)	(93,643)	(801,054)
Fair value included in financial instruments owned	$ 94	$ 146,059	$ 7,076	$(1,707)	$(93,643)	$ 57,879

	Derivative Liabilities at Fair Value as of December 2013
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 93	$ 586,966	$ 480	$ —	$ —	$ 587,539

Credit	—	52,599	3,741	—	—	56,340

Currencies	—	63,165	550	—	—	63,715

Commodities	—	17,762	466	—	—	18,228

Equities	6	53,617	1,849	—	—	55,472
Gross fair value of derivative liabilities	99	774,109	7,086	—	—	781,294

Counterparty and cash collateral netting	—	(702,703)	(3,001)	(1,707)	(24,161)	(731,572)
Fair value included in financial instruments sold, but not yet purchased	$ 99	$ 71,406	$ 4,085	$(1,707)	$(24,161)	$ 49,722

34	Goldman Sachs September 2014 Form 10-Q

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the period.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended September 2014
$ in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (129)	$(28)		$ 6		$ 1	$ (1)	$ 21	$ 27	$ 5	$ (98)

Credit — net	3,900	9		170		11	(36)	(512)	(116)	(106)	3,320

Currencies — net	(81)	(22)		(256)		6	—	61	9	(3)	(286)

Commodities — net	(7)	6		61		27	(20)	4	126	(9)	188

Equities — net	(1,499)	13		(175)		36	(2,939)	340	(212)	1,009	(3,427)
Total derivatives — net	$ 2,184	$(22	) [1]	$(194	) [1]	$81	$(2,996)	$ (86)	$(166)	$ 896	$ (303)

1.	The aggregate amounts include gains/(losses) of approximately $(243) million and $27 million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized loss on level 3 derivatives of $194 million for the three months ended September 2014 principally resulted from changes in observable inputs and was primarily attributable to the impact of changes in foreign exchange rates on certain currency derivatives and a decrease in equity prices on certain equity derivatives, partially offset by the impact of wider credit spreads on certain credit derivatives.

Transfers into level 3 derivatives during the three months ended September 2014 primarily reflected transfers of certain equity derivative liabilities from level 2, principally due to reduced transparency of volatility inputs used to value these derivatives, transfers of certain credit derivative liabilities from level 2, primarily due to reduced transparency of upfront credit point inputs used to value these derivatives, and transfers of certain commodity derivative assets from level 2, reflecting the impact of unobservable volatility inputs becoming significant to the valuation of these derivatives.

Transfers out of level 3 derivatives during the three months ended September 2014 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to unobservable correlation inputs no longer being significant to the valuation of these derivatives.

Goldman Sachs September 2014 Form 10-Q	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Nine Months Ended September 2014
$ in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (86)	$ (57)		$ (63)	$ 4	$ (8)	$ 103	$ 33	$ (24)	$ (98)

Credit — net	4,176	(18)		803	174	(139)	(1,491)	(102)	(83)	3,320

Currencies — net	(200)	(60)		(210)	15	(24)	188	8	(3)	(286)

Commodities — net	60	130		73	38	(37)	(58)	41	(59)	188

Equities — net	(959)	(27)		(253)	187	(3,204)	111	(150)	868	(3,427)
Total derivatives — net	$ 2,991	$ (32	) [1]	$ 350 [1]	$418	$(3,412)	$(1,147)	$(170)	$699	$ (303)

1.	The aggregate amounts include gains/(losses) of approximately $394 million and $(76) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized gain on level 3 derivatives of $350 million for the nine months ended September 2014 principally resulted from changes in observable inputs and was primarily attributable to the impact of tighter credit spreads and a decrease in interest rates on certain credit derivatives, partially offset by the impact of changes in foreign exchange rates on certain currency derivatives and a decrease in equity prices on certain equity derivatives.

Transfers into level 3 derivatives during the nine months ended September 2014 primarily reflected transfers of certain equity derivative liabilities from level 2, principally due to reduced transparency of volatility inputs used to value these derivatives, and transfers of certain credit derivative liabilities from level 2, primarily due to reduced transparency of upfront credit point inputs used to value these derivatives.

Transfers out of level 3 derivatives during the nine months ended September 2014 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to unobservable correlation inputs no longer being significant to the valuation of these derivatives.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended September 2013
$ in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (230)	$ (49)		$ 16	$ —	$ —	$ 42	$ 88	$ 61	$ (72)

Credit — net	4,621	13		(391)	10	(14)	(224)	68	(81)	4,002

Currencies — net	30	(26)		2	2	—	53	6	(39)	28

Commodities — net	25	9		(105)	12	(8)	(19)	51	(46)	(81)

Equities — net	$(2,605)	(21)		662	38	(134)	307	(44)	256	(1,541)
Total derivatives — net	$ 1,841	$ (74	) [1]	$ 184 [1]	$ 62	$ (156)	$ 159	$ 169	$ 151	$ 2,336

1.	The aggregate amounts include gains/(losses) of approximately $140 million and $(30) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized gain on level 3 derivatives of $184 million for the three months ended September 2013 principally resulted from changes in level 2 inputs and was primarily attributable to the impact of an increase in equity prices on certain equity derivatives, partially offset by losses on certain credit derivatives, primarily due to the impact of changes in foreign exchange rates and tighter credit spreads, and certain commodity derivatives, primarily due to an increase in certain commodity prices.

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

36	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Nine Months Ended September 2013
$ in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (355)	$(100)		$ 132		$ 1	$ (1)	$ 192	$ 48	$ 11	$ (72)

Credit — net	6,228	25		(688)		110	(181)	(1,179)	69	(382)	4,002

Currencies — net	35	(80)		(209)		10	(5)	146	164	(33)	28

Commodities — net	(304)	40		17		79	(36)	(24)	(48)	195	(81)

Equities — net	(1,248)	(21)		616		97	(1,851)	767	(47)	146	(1,541)
Total derivatives — net	$ 4,356	$(136	) [1]	$(132	) [1]	$297	$(2,074)	$ (98)	$186	$ (63)	$ 2,336

1.	The aggregate amounts include losses of approximately $62 million and $206 million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized loss on level 3 derivatives of $132 million for the nine months ended September 2013 principally resulted from changes in level 2 inputs and was primarily attributable to the impact of tighter credit spreads on certain credit derivatives and changes in foreign exchange rates on certain currency derivatives, partially offset by the impact of an increase in equity prices on certain equity derivatives.

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

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $24 million and $(21) million for the three months ended September 2014 and September 2013, respectively, and $173 million and $16 million for the nine months ended September 2014 and September 2013, respectively.

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

	As of
$ in millions	September 2014	December 2013
Fair value of assets	$ 304	$ 285

Fair value of liabilities	361	373
Net liability	$ 57	$ 88
Notional amount	$7,709	$7,580

Goldman Sachs September 2014 Form 10-Q	37

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

	OTC Derivative Assets as of September 2014
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 6,009	$24,397	$85,857	$ —	$ —	$ 116,263

Credit	1,564	6,011	5,261	—	—	12,836

Currencies	16,499	9,624	7,909	—	—	34,032

Commodities	3,124	3,428	144	—	—	6,696

Equities	3,815	10,518	4,355	—	—	18,688

Counterparty and cash collateral netting	(3,315)	(6,795)	(3,895)	(21,163)	(98,911)	(134,079)
Total	$27,696	$47,183	$99,631	$(21,163)	$(98,911)	$ 54,436

	OTC Derivative Liabilities as of September 2014
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 6,753	$16,422	$29,818	$ —	$ —	$ 52,993

Credit	3,434	4,581	1,670	—	—	9,685

Currencies	17,112	6,285	5,553	—	—	28,950

Commodities	2,431	2,038	2,377	—	—	6,846

Equities	8,209	7,374	3,293	—	—	18,876

Counterparty and cash collateral netting	(3,315)	(6,795)	(3,895)	(21,163)	(30,009)	(65,177)
Total	$34,624	$29,905	$38,816	$(21,163)	$(30,009)	$ 52,173

	OTC Derivative Assets as of December 2013
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 7,235	$26,029	$75,731	$ —	$ —	$ 108,995

Credit	1,233	8,410	5,787	—	—	15,430

Currencies	9,499	8,478	7,361	—	—	25,338

Commodities	2,843	4,040	143	—	—	7,026

Equities	7,016	9,229	4,972	—	—	21,217

Counterparty and cash collateral netting	(2,559)	(5,063)	(3,395)	(19,744)	(93,643)	(124,404)
Total	$25,267	$51,123	$90,599	$(19,744)	$(93,643)	$ 53,602

	OTC Derivative Liabilities as of December 2013
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 5,019	$16,910	$21,903	$ —	$ —	$ 43,832

Credit	2,339	6,778	1,901	—	—	11,018

Currencies	8,843	5,042	4,313	—	—	18,198

Commodities	3,062	2,424	2,387	—	—	7,873

Equities	6,325	6,964	4,068	—	—	17,357

Counterparty and cash collateral netting	(2,559)	(5,063)	(3,395)	(19,744)	(24,161)	(54,922)
Total	$23,029	$33,055	$31,177	$(19,744)	$(24,161)	$ 43,356

38	Goldman Sachs September 2014 Form 10-Q

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

	As of
$ in millions	September 2014	December 2013
Net derivative liabilities under bilateral agreements	$27,750	$22,176

Collateral posted	22,842	18,178

Additional collateral or termination payments for a one-notch downgrade	1,340	911

Additional collateral or termination payments for a two-notch downgrade	3,206	2,989

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

Goldman Sachs September 2014 Form 10-Q	39

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

As of September 2014, written and purchased credit derivatives had total gross notional amounts of $1.30 trillion and $1.38 trillion, respectively, for total net notional purchased protection of $73.82 billion. As of

December 2013, written and purchased credit derivatives had total gross notional amounts of $1.43 trillion and $1.52 trillion, respectively, for total net notional purchased protection of $81.55 billion. Substantially all of the firm’s written and purchased credit derivatives are in the form of credit default swaps.

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

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives				Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives	[1]	Other Purchased Credit Derivatives	[2]	Asset	Liability	Net Asset/ (Liability)
As of September 2014
Credit spread on underlying (basis points)
0-250	$274,580	$ 845,872	$78,138	$1,198,590	$1,100,024		$169,359		$29,053	$ 3,535	$ 25,518

251-500	11,570	35,463	5,407	52,440	42,058		12,284		2,180	728	1,452

501-1,000	5,107	17,179	1,775	24,061	21,876		2,356		263	1,567	(1,304)

Greater than 1,000	6,507	21,776	1,314	29,597	26,996		3,551		176	10,633	(10,457)
Total	$297,764	$ 920,290	$86,634	$1,304,688	$1,190,954		$187,550		$31,672	$16,463	$ 15,209

As of December 2013
Credit spread on underlying (basis points)
0-250	$286,029	$ 950,126	$79,241	$1,315,396	$1,208,334		$183,665		$32,508	$ 4,396	$ 28,112

251-500	7,148	42,570	10,086	59,804	44,642		16,884		2,837	1,147	1,690

501-1,000	3,968	18,637	1,854	24,459	22,748		2,992		101	1,762	(1,661)

Greater than 1,000	5,600	27,911	1,226	34,737	30,510		6,169		514	12,436	(11,922)
Total	$302,745	$1,039,244	$92,407	$1,434,396	$1,306,234		$209,710		$35,960	$19,741	$ 16,219

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underlyings.

2.	This purchased protection represents the notional amount of all other purchased credit derivatives not included in “Offsetting Purchased Credit Derivatives.”

40	Goldman Sachs September 2014 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Interest rate hedges	$(564)	$(886)	$ 292	$(6,990)

Hedged borrowings and bank deposits	438	500	(766)	5,698
Hedge ineffectiveness	$(126)	$(386)	$(474)	$(1,292)

Goldman Sachs September 2014 Form 10-Q	41

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Foreign currency forward contract hedges	$494	$(272)	$223	$173

Foreign currency-denominated debt hedges	155	(22)	77	328

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three and nine months ended September 2014 and September 2013.

As of September 2014 and December 2013, the firm had designated $1.48 billion and $1.97 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

Cash Flow Hedges

The firm designates certain commodities-related swap and forward contracts as cash flow hedges. These swap and forward contracts hedge the firm’s exposure to the variability in cash flows associated with the forecasted sales of certain energy commodities by one of the firm’s consolidated investments.

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

The effective portion of the gains recognized on these cash flow hedges, gains reclassified to earnings from accumulated other comprehensive income and gains related to hedge ineffectiveness were not material for the three and nine months ended September 2014 and September 2013. There were no gains/(losses) excluded from the assessment of hedge effectiveness for the three and nine months ended September 2014 and September 2013. The firm does not expect that gains related to cash flow hedges that would be reclassified to earnings within the next twelve months will be material. The length of time over which the firm is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately fifteen months.

42	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	43

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both September 2014 and December 2013, there were no level 3 securities borrowed or securities loaned. The ranges of significant unobservable inputs used to value level 3 resale and repurchase agreements are as follows:

As of September 2014:

•	Yield: 1.5% to 4.7% (weighted average: 1.9%)

•	Duration: 0.1 to 1.9 years (weighted average: 1.7 years)

As of December 2013:

•	Yield: 1.3% to 3.9% (weighted average: 1.4%)

•	Duration: 0.2 to 2.7 years (weighted average: 2.5 years)

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

As of September 2014:

•	Funding spreads: 210 bps to 325 bps (weighted average: 278 bps)

•	Yield: 1.1% to 10.0% (weighted average: 3.9%)

•	Duration: 1.0 to 4.1 years (weighted average: 2.8 years)

As of December 2013:

•	Funding spreads: 40 bps to 250 bps (weighted average: 162 bps)

•	Yield: 0.9% to 14.3% (weighted average: 5.0%)

•	Duration: 0.8 to 16.1 years (weighted average: 3.7 years)

Generally, increases in funding spreads, yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings. See Note 9 for further information about collateralized agreements and financings.

44	Goldman Sachs September 2014 Form 10-Q

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

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of September 2014, the firm’s level 3 receivables from customers and counterparties were not material. The range of significant unobservable inputs used to value level 3 secured loans as of December 2013 was 40 bps to 477 bps (weighted average: 142 bps) for funding spreads. Generally, an increase in funding spreads would result in a lower fair value measurement.

Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. Such receivables are primarily comprised of customer margin loans and collateral posted in connection with certain derivative transactions. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2014 and December 2013.

Receivables from customers and counterparties not accounted for at fair value also includes loans held for investment, which are primarily comprised of collateralized loans to private wealth management clients and corporate loans. As of September 2014 and December 2013, the carrying value of such loans was $25.50 billion and $14.90 billion, respectively, which generally approximated fair value. As of September 2014, had these loans been carried at fair value and included in the fair value hierarchy, $11.99 billion and $13.49 billion would have been classified in level 2 and level 3, respectively. As of December 2013, had these loans been carried at fair value and included in the fair value hierarchy, $6.16 billion and $8.75 billion would have been classified in level 2 and level 3, respectively.

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

Goldman Sachs September 2014 Form 10-Q	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

	Other Financial Assets at Fair Value as of September 2014
$ in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$17,492	$ 10,494	$ —	$ 27,986

Securities purchased under agreements to resell	—	124,997	50	125,047

Securities borrowed	—	71,139	—	71,139

Receivables from customers and counterparties	—	7,661	62	7,723
Total	$17,492	$214,291	$ 112	$231,895

	Other Financial Liabilities at Fair Value as of September 2014
$ in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 11,133	$ 600	$ 11,733

Securities sold under agreements to repurchase	—	96,264	396	96,660

Securities loaned	—	1,163	—	1,163

Other secured financings	—	23,446	855	24,301

Unsecured short-term borrowings	—	16,288	2,731	19,019

Unsecured long-term borrowings	—	12,899	2,225	15,124

Other liabilities and accrued expenses	—	40	534	574
Total	$ —	$161,233	$7,341	$168,574

	Other Financial Assets at Fair Value as of December 2013
$ in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$19,502	$ 12,435	$ —	$ 31,937

Securities purchased under agreements to resell	—	161,234	63	161,297

Securities borrowed	—	60,384	—	60,384

Receivables from customers and counterparties	—	7,181	235	7,416

Other assets	—	18	—	18
Total	$19,502	$241,252	$ 298	$261,052

	Other Financial Liabilities at Fair Value as of December 2013
$ in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 6,870	$ 385	$ 7,255

Securities sold under agreements to repurchase	—	163,772	1,010	164,782

Securities loaned	—	973	—	973

Other secured financings	—	22,572	1,019	23,591

Unsecured short-term borrowings	—	15,680	3,387	19,067

Unsecured long-term borrowings	—	9,854	1,837	11,691

Other liabilities and accrued expenses	—	362	26	388
Total	$ —	$220,083	$7,664	$227,747

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three and nine months ended September 2014 and September 2013. The tables below present information about transfers between level 2 and level 3.

Level 3 Rollforward

If a financial asset or financial liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3.

46	Goldman Sachs September 2014 Form 10-Q

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

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended September 2014
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 50	$—		$ —		$—	$—	$ —	$ —	$ —	$ —	$ 50

Receivables from customers and counterparties	55	1		—		7	—	—	(1)	—	—	62
Total	$ 105	$ 1	[1]	$ —		$ 7	$—	$ —	$ (1)	$ —	$ —	$ 112
1. Included in “Market making.”

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended September 2014
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 525	$—		$ (2)		$ (2)	$—	$ 107	$ (1)	$ —	$ (27)	$ 600

Securities sold under agreements to repurchase	555	—		8		—	—	—	(167)	—	—	396

Other secured financings	1,035	2		(14)		18	—	—	(221)	47	(12)	855

Unsecured short-term borrowings	3,057	36		19		9	(7)	720	(435)	255	(923)	2,731

Unsecured long-term borrowings	2,163	47		(179)		1	—	372	(177)	157	(159)	2,225

Other liabilities and accrued expenses	432	—		121		—	—	—	(19)	—	—	534
Total	$7,767	$85	[1]	$ (47	) [1]	$26	$(7)	$1,199	$(1,020)	$459	$(1,121)	$7,341

1.

The aggregate amounts include (gains)/losses of approximately $(94) million, $129 million and $3 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized gain on level 3 other financial liabilities of $47 million for the three months ended September 2014 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to the impact of wider credit spreads, partially offset by losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments.

Transfers into level 3 of other financial liabilities during the three months ended September 2014 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to unobservable inputs being significant to the valuation of these instruments.

Transfers out of level 3 of other financial liabilities during the three months ended September 2014 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2, principally due to increased transparency of certain volatility and correlation inputs used to value these instruments and certain unobservable inputs no longer being significant to the valuation of other hybrid financial instruments.

Goldman Sachs September 2014 Form 10-Q	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Nine Months Ended September 2014
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 63	$ 1		$ —		$—	$—	$ —	$ (14)	$ —	$ —	$ 50

Receivables from customers and counterparties	235	2		3		29	—	—	(27)	—	(180)	62
Total	$ 298	$ 3	[1]	$ 3	[1]	$29	$—	$ —	$ (41)	$ —	$ (180)	$ 112
1. The aggregate amounts include gains of approximately $5 million and $1 million reported in “Market making” and “Interest Income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Nine Months Ended September 2014
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 385	$ —		$ 14		$ (2)	$—	$ 235	$ (5)	$ —	$ (27)	$ 600

Securities sold under agreements to repurchase	1,010	—		3		—	—	—	(617)	—	—	396

Other secured financings	1,019	14		(19)		26	—	402	(446)	66	(207)	855

Unsecured short-term borrowings	3,387	41		76		6	(7)	1,524	(1,564)	508	(1,240)	2,731

Unsecured long-term borrowings	1,837	123		(181)		(1)	—	810	(383)	1,062	(1,042)	2,225

Other liabilities and accrued expenses	26	5		220		—	—	—	(18)	301	—	534
Total	$7,664	$183	[1]	$ 113	[1]	$29	$(7)	$2,971	$(3,033)	$1,937	$(2,516)	$7,341

1.	The aggregate amounts include losses of approximately $5 million, $276 million and $15 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial assets and liabilities of $110 million (reflecting $3 million of gains on other financial assets and $113 million of losses on other financial liabilities) for the nine months ended September 2014 primarily reflected losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments, and certain hybrid financial instruments included in unsecured short-term borrowings, principally due to a decrease in interest rates, partially offset by gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to the impact of wider credit spreads.

Transfers out of level 3 of other financial assets during the nine months ended September 2014 primarily reflected transfers of certain secured loans included in receivables from customers and counterparties to level 2, principally due to unobservable inputs not being significant to the net risk of the portfolio.

Transfers into level 3 of other financial liabilities during the nine months ended September 2014 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to unobservable inputs being significant to the valuation of these instruments.

Transfers out of level 3 of other financial liabilities during the nine months ended September 2014 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to unobservable inputs not being significant to the valuation of these instruments.

48	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended September 2013
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 101	$ 1		$ —		$ —	$ —	$ —	$ (21)	$ —	$ —	$ 81

Receivables from customers and counterparties	165	—		7		—	—	—	—	—	—	172

Other assets	1,062	1		27		275	—	—	(2)	—	(118)	1,245
Total	$ 1,328	$ 2	[1]	$ 34	[1]	$ 275	$ —	$ —	$ (23)	$ —	$(118)	$ 1,498
1. The aggregate amounts include gains of approximately $35 million and $1 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended September 2013
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 360	$ —		$ 2		$ —	$ —	$ 17	$ (3)	$ —	$ (18)	$ 358

Securities sold under agreements to repurchase	1,018	—		—		—	—	250	—	—	—	1,268

Other secured financings	886	2		—		—	—	189	(13)	15	(66)	1,013

Unsecured short-term borrowings	2,913	(3)		142		—	—	492	(156)	127	(83)	3,432

Unsecured long-term borrowings	1,273	(2)		43		—	—	67	(18)	315	(59)	1,619

Other liabilities and accrued expenses	9,975	—		800		1,920	—	—	(119)	—	—	12,576
Total	$16,425	$ (3	) [1]	$987	[1]	$1,920	$ —	$1,015	$(309)	$457	$(226)	$20,266

1.	The aggregate amounts include losses of approximately $886 million, $96 million and $2 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial assets and liabilities of $953 million (reflecting $34 million of gains on other financial assets and $987 million of losses on other financial liabilities) for the three months ended September 2013 primarily reflected losses on certain insurance liabilities, principally due to the impact of changes in foreign exchange rates, and losses on certain equity-linked notes, principally due to an increase in global equity prices.

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

Goldman Sachs September 2014 Form 10-Q	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Nine Months Ended September 2013
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 278	$ 3		$ —	$ —	$ —	$ —	$ (41)	$ —	$(159)	$ 81

Receivables from customers and counterparties	641	—		6	—	—	—	(1)	—	(474)	172

Other assets	507	1		24	411	(507)	—	(2)	811	—	1,245
Total	$ 1,426	$ 4	[1]	$ 30 [1]	$ 411	$(507)	$ —	$ (44)	$ 811	$(633)	$ 1,498
1. The aggregate amounts include gains of approximately $31 million and $3 million reported in “Market making” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Nine Months Ended September 2013
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 359	$—		$ (11)	$ —	$ —	$ 91	$ (4)	$ —	$ (77)	$ 358

Securities sold under agreements to repurchase	1,927	—		—	—	—	—	(659)	—	—	1,268

Other secured financings	1,412	9		(24)	—	—	347	(822)	142	(51)	1,013

Unsecured short-term borrowings	2,584	5		48	—	—	1,559	(1,029)	501	(236)	3,432

Unsecured long-term borrowings	1,917	10		(33)	(3)	(10)	367	(441)	390	(578)	1,619

Other liabilities and accrued expenses	11,274	—		105	2,225	(692)	—	(336)	—	—	12,576
Total	$19,473	$24	[1]	$ 85 [1]	$2,222	$(702)	$2,364	$(3,291)	$1,033	$(942)	$20,266

1.

The aggregate amounts include (gains)/losses of approximately $(122) million, $224 million and $7 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

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

50	Goldman Sachs September 2014 Form 10-Q

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

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Unsecured short-term borrowings [1]	$(370)	$ (336)	$ (602)	$ 280

Unsecured long-term borrowings [2]	(107)	50	(883)	598

Other liabilities and accrued expenses [3]	(103)	(841)	(182)	(57)

Other [4]	22	(100)	(92)	(256)
Total	$(558)	$(1,227)	$(1,759)	$ 565

1.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(405) million and $(315) million for the three months ended September 2014 and September 2013, respectively, and $(603) million and $293 million for the nine months ended September 2014 and September 2013, respectively.

2.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(155) million and $98 million for the three months ended September 2014 and September 2013, respectively, and $(930) million and $690 million for the nine months ended September 2014 and September 2013, respectively.

3.

Includes gains/(losses) on certain subordinated liabilities issued by consolidated VIEs. Gains/(losses) for the three and nine months ended September 2013 also includes gains on certain insurance contracts.

4.	Primarily consists of gains/(losses) on securities borrowed, receivables from customers and counterparties, deposits and other secured financings.

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

	As of
$ in millions	September 2014	December 2013
Performing loans and long-term receivables
Aggregate contractual principal in excess of the related fair value	$ 1,596	$ 3,106

Loans on nonaccrual status and/or more than 90 days past due [1]
Aggregate contractual principal in excess of the related fair value (excluding loans carried at zero fair value and considered uncollectible)	12,947	11,041

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	3,212	2,781

1.

The aggregate contractual principal amount of these loans exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of September 2014 and December 2013, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $592 million and $1.22 billion, respectively, and the related total contractual amount of these lending commitments was $33.13 billion and $51.54 billion, respectively. See Note 18 for further information about lending commitments.

Goldman Sachs September 2014 Form 10-Q	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $158 million and $154 million as of September 2014 and December 2013, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $400 million and $92 million as of September 2014 and December 2013, respectively. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $278 million and $519 million for the three months ended September 2014 and September 2013, respectively, and $1.49 billion and $1.98 billion for the nine months ended September 2014 and September 2013, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Net gains/(losses) including hedges	$66	$(72)	$62	$ (90)

Net gains/(losses) excluding hedges	66	(68)	60	(110)
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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	September 2014	December 2013
Securities purchased under agreements to resell [1]	$125,669	$161,732

Securities borrowed [2]	172,372	164,566

Securities sold under agreements to repurchase [1]	96,660	164,782

Securities loaned [2]	6,337	18,745

1.

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of September 2014 and December 2013, $71.14 billion and $60.38 billion of securities borrowed, and $1.16 billion and $973 million of securities loaned were at fair value, respectively.

52	Goldman Sachs September 2014 Form 10-Q

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

The firm receives financial instruments purchased under resale agreements, makes delivery of financial instruments sold under repurchase agreements, monitors the market value of these financial instruments on a daily basis, and delivers or obtains additional collateral due to changes in the market value of the financial instruments, as appropriate. For resale agreements, the firm typically requires collateral with a fair value approximately equal to the carrying value of the relevant assets in the condensed consolidated statements of financial condition.

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos-to-maturity” are accounted for as sales. A repo-to-maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. See Note 3 for information about future changes to the accounting for repos-to-maturity. The firm had no repos-to-maturity outstanding as of September 2014 or December 2013.

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of September 2014 and December 2013.

Goldman Sachs September 2014 Form 10-Q	53

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

	As of September 2014
	Assets		Liabilities
$ in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 164,264	$ 181,221	$ 129,118	$ 10,829

Counterparty netting	(32,458)	(4,492)	(32,458)	(4,492)
Total	131,806 [1]	176,729 [1]	96,660	6,337
Amounts that have not been offset in the condensed consolidated statements of financial condition
Counterparty netting	(5,085)	(668)	(5,085)	(668)

Collateral	(121,613)	(155,614)	(85,894)	(5,474)
Total	$ 5,108	$ 20,447	$ 5,681	$ 195

	As of December 2013
	Assets		Liabilities
$ in millions	Securities purchased under agreements to resell	Securities borrowed	Securities sold under agreements to repurchase	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 190,536	$ 172,283	$ 183,913	$ 23,700

Counterparty netting	(19,131)	(4,955)	(19,131)	(4,955)
Total	171,405 [1]	167,328 [1]	164,782	18,745
Amounts that have not been offset in the condensed consolidated statements of financial condition
Counterparty netting	(10,725)	(2,224)	(10,725)	(2,224)

Collateral	(152,914)	(147,223)	(141,300)	(16,278)
Total	$ 7,766	$ 17,881	$ 12,757	$ 243

1.

As of September 2014 and December 2013, the firm had $6.13 billion and $9.67 billion, respectively, of securities received under resale agreements, and $4.36 billion and $2.77 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

54	Goldman Sachs September 2014 Form 10-Q

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

Other secured financings include arrangements that are nonrecourse. As of September 2014 and December 2013, nonrecourse other secured financings were $1.89 billion and $1.54 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these financings been included in the firm’s fair value hierarchy, they would have primarily been classified in level 2 as of September 2014 and December 2013.

The tables below present information about other secured financings. In the tables below:

•

short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder;

•	long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates;
•	long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable; and

•	weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

	As of September 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 9,162	$ 9,626	$18,788

At amortized cost	69	—	69

Weighted average interest rates	4.32%	—%

Other secured financings (long-term):
At fair value	3,108	2,405	5,513

At amortized cost	514	1,026	1,540

Weighted average interest rates	2.96%	1.81%
Total [1]	$12,853	$13,057	$25,910
Amount of other secured financings collateralized by:
Financial instruments [2]	$12,563	$12,497	$25,060

Other assets	290	560	850

	As of December 2013
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 9,374	$ 7,828	$17,202

At amortized cost	88	—	88

Weighted average interest rates	2.86%	—%

Other secured financings (long-term):
At fair value	3,711	2,678	6,389

At amortized cost	372	763	1,135

Weighted average interest rates	3.78%	1.53%
Total [1]	$13,545	$11,269	$24,814
Amount of other secured financings collateralized by:
Financial instruments [2]	$13,366	$10,880	$24,246

Other assets	179	389	568

1.

Includes $1.27 billion and $1.54 billion related to transfers of financial assets accounted for as financings rather than sales as of September 2014 and December 2013, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $1.27 billion and $1.58 billion as of September 2014 and December 2013, respectively.

2.

Includes $11.85 billion and $14.75 billion of other secured financings collateralized by financial instruments owned, at fair value as of September 2014 and December 2013, respectively, and includes $13.21 billion and $9.50 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of September 2014 and December 2013, respectively.

Goldman Sachs September 2014 Form 10-Q	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents other secured financings by maturity.

$ in millions	As of September 2014
Other secured financings (short-term)	$18,857

Other secured financings (long-term):
2015	983

2016	2,582

2017	1,483

2018	738

2019	480

2020-thereafter	787
Total other secured financings (long-term)	7,053
Total other secured financings	$25,910

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

	As of
$ in millions	September 2014	December 2013
Collateral available to be delivered or repledged	$602,599	$608,390

Collateral that was delivered or repledged	450,058	450,127

The table below presents information about assets pledged.

	As of
$ in millions	September 2014	December 2013
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 69,185	$ 62,348

Did not have the right to deliver or repledge	65,674	84,799

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	1,078	769

56	Goldman Sachs September 2014 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Residential mortgages	$6,499	$ 8,849	$17,080	$23,489

Commercial mortgages	543	2,358	543	5,224

Other financial assets	—	—	481	—
Total	$7,042	$11,207	$18,104	$28,713
Cash flows on retained interests	$ 108	$ 102	$ 220	$ 235

Goldman Sachs September 2014 Form 10-Q	57

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

	As of September 2014
$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$61,585	$2,877	$ —

Other residential mortgage-backed	2,187	109	—

Other commercial mortgage-backed	1,437	84	78

CDOs, CLOs and other	3,858	58	27
Total	$69,067	$3,128	$105

	As of December 2013
$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$61,543	$3,455	$ —

Other residential mortgage-backed	2,072	46	—

Other commercial mortgage-backed	7,087	140	153

CDOs, CLOs and other	6,861	86	8
Total [1]	$77,563	$3,727	$161

1.	Outstanding principal amount includes $418 million related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

In addition, the outstanding principal and fair value of retained interests in the tables above relate to the following types of securitizations and vintage as described:

•

the outstanding principal amount and fair value of retained interests for U.S. government agency-issued collateralized mortgage obligations as of September 2014 primarily relate to securitizations during 2014, 2013 and 2012, and as of December 2013 primarily relate to securitizations during 2013 and 2012;

•

the outstanding principal amount and fair value of retained interests for other residential mortgage-backed obligations as of September 2014 primarily relate to prime and Alt-A securitizations during 2007 and 2006, and resecuritizations during 2014, and as of December 2013 primarily relate to prime and Alt-A securitizations during 2007 and 2006;

•

the outstanding principal amount and fair value of retained interests for other commercial mortgage-backed obligations as of September 2014 primarily relate to securitizations during 2014 and 2013, and as of December 2013 primarily relate to securitizations during 2013; and

•

the outstanding principal amount and fair value of retained interests for CDOs, CLOs and other as of September 2014 primarily relate to securitizations during 2014 and 2007, and as of December 2013 primarily relate to securitizations during 2007.

In addition to the interests in the tables above, the firm had other continuing involvement in the form of derivative transactions with certain nonconsolidated VIEs. The carrying value of these derivatives was a net asset of $91 million and $26 million as of September 2014 and December 2013, respectively. The notional amounts of these derivatives are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 11.

58	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of September 2014
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]
Fair value of retained interests	$3,070	$ 58

Weighted average life (years)	6.7	4.5

Constant prepayment rate	10.3%	N.M.

Impact of 10% adverse change	$ (36)	N.M.

Impact of 20% adverse change	(63)	N.M.

Discount rate	3.6%	N.M.

Impact of 10% adverse change	$ (56)	N.M.

Impact of 20% adverse change	(109)	N.M.

	As of December 2013
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]
Fair value of retained interests	$3,641	$ 86

Weighted average life (years)	8.3	1.9

Constant prepayment rate	7.5%	N.M.

Impact of 10% adverse change	$ (36)	N.M.

Impact of 20% adverse change	(64)	N.M.

Discount rate	3.9%	N.M.

Impact of 10% adverse change	$ (85)	N.M.

Impact of 20% adverse change	(164)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of September 2014 and December 2013. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $58 million and $86 million as of September 2014 and December 2013, respectively.

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

Goldman Sachs September 2014 Form 10-Q	59

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

60	Goldman Sachs September 2014 Form 10-Q

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

•

Substantially all assets held by the firm related to real estate, credit-related and other investing VIEs are included in “Financial instruments owned, at fair value,” “Receivables from customers and counterparties,” and “Other assets.” Substantially all liabilities held by the firm related to real estate, credit-related and other investing VIEs are included in “Financial Instruments sold, but not yet purchased, at fair value” and “Other liabilities and accrued expenses.”

•	Substantially all assets held by the firm related to other VIEs are included in “Financial instruments owned, at fair value.”

Goldman Sachs September 2014 Form 10-Q	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nonconsolidated VIEs as of September 2014
$ in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Other	Total
Assets in VIE	$79,225	[2]	$10,583	$8,429	$6,949	$5,408	$110,594

Carrying Value of the Firm’s Variable Interests
Assets	5,049		565	2,914	707	236	9,471

Liabilities	—		8	2	9	—	19

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	3,070		6	—	52	—	3,128

Purchased interests	1,979		278	—	517	—	2,774

Commitments and guarantees	—		—	494	160	631	1,285

Derivatives [1]	414		3,188	—	2,473	84	6,159

Loans and investments	—		—	2,914	—	236	3,150
Total	$ 5,463	[2]	$ 3,472	$3,408	$3,202	$ 951	$ 16,496

	Nonconsolidated VIEs as of December 2013
$ in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Other	Total
Assets in VIE	$86,562	[2]	$19,761	$8,599	$4,401	$2,925	$122,248

Carrying Value of the Firm’s Variable Interests
Assets	5,269		1,063	2,756	284	165	9,537

Liabilities	—		3	2	40	—	45

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	3,641		80	—	6	—	3,727

Purchased interests	1,627		659	—	142	—	2,428

Commitments and guarantees	—		—	485	—	281	766

Derivatives [1]	586		4,809	—	2,115	—	7,510

Loans and investments	—		—	2,756	—	165	2,921
Total	$ 5,854	[2]	$ 5,548	$3,241	$2,263	$ 446	$ 17,352

1.	The aggregate amounts include $1.66 billion and $2.01 billion as of September 2014 and December 2013, respectively, related to derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $3.15 billion and $648 million, respectively, as of September 2014, and $4.55 billion and $900 million, respectively, as of December 2013, related to CDOs backed by mortgage obligations.

62	Goldman Sachs September 2014 Form 10-Q

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

	Consolidated VIEs as of September 2014
$ in millions	Real estate, credit-related and other investing	CDOs, mortgage- backed and other asset- backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 71	$ —	$ —	$ 71

Cash and securities segregated for regulatory and other purposes	11	—	43	54

Receivables from customers and counterparties	634	—	—	634

Financial instruments owned, at fair value	2,297	136	350	2,783

Other assets	357	—	—	357
Total	$3,370	$136	$ 393	$3,899
Liabilities
Other secured financings	$ 409	$114	$ 445	$ 968

Financial instruments sold, but not yet purchased, at fair value	—	9	—	9

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,147	1,147

Unsecured long-term borrowings	28	—	122	150

Other liabilities and accrued expenses	711	—	—	711
Total	$1,148	$123	$1,714	$2,985

	Consolidated VIEs as of December 2013
$ in millions	Real estate, credit-related and other investing	CDOs, mortgage- backed and other asset- backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 183	$ —	$ —	$ 183

Cash and securities segregated for regulatory and other purposes	84	—	63	147

Receivables from customers and counterparties	50	—	—	50

Financial instruments owned, at fair value	1,309	310	155	1,774

Other assets	921	—	—	921
Total	$2,547	$310	$ 218	$3,075
Liabilities
Other secured financings	$ 417	$198	$ 404	$1,019

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,258	1,258

Unsecured long-term borrowings	57	—	193	250

Other liabilities and accrued expenses	556	—	—	556
Total	$1,030	$198	$1,855	$3,083

Goldman Sachs September 2014 Form 10-Q	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
$ in millions	September 2014	December 2013
Property, leasehold improvements and equipment	$ 8,682	$ 9,196

Goodwill and identifiable intangible assets	4,386	4,376

Income tax-related assets	5,290	5,241

Equity-method investments [1]	391	417

Miscellaneous receivables and other [2]	3,471	3,279
Total	$22,220	$22,509

1.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $6.38 billion and $6.07 billion as of September 2014 and December 2013, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

2.	Includes $427 million related to investments in qualified affordable housing projects as of September 2014.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is presented net of accumulated depreciation and amortization of $9.08 billion and $9.04 billion as of September 2014 and December 2013, respectively. Property, leasehold improvements and equipment included $5.91 billion and $6.02 billion as of September 2014 and December 2013, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

During the first nine months of 2014, as a result of continued deterioration in market and operating conditions, the firm determined that certain assets were impaired and recorded impairment losses of $250 million, all of which were included in “Depreciation and amortization.” These impairment losses consisted of $180 million related to property, leasehold improvements and equipment, substantially all of which was attributable to a consolidated investment in Latin America, and $70 million related to identifiable intangible assets, primarily attributable to the firm’s exchange-traded fund lead market maker rights.

The impairment losses related to property, leasehold improvements and equipment were included in the firm’s Investing & Lending segment and the impairment losses related to identifiable intangible assets were principally included in the firm’s Institutional Client Services segment. These impairment losses represented the excess of the carrying values of these assets over their estimated fair values, substantially all of which are calculated using level 3 measurements. These fair values were calculated using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to result from the use and eventual disposition of these assets.

64	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets, which are included in “Other assets.”

	Goodwill as of
$ in millions	September 2014	December 2013
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,403	2,404

Securities Services	105	105

Investing & Lending	60	60

Investment Management	588	586
Total	$3,706	$3,705

	Identifiable Intangible Assets as of
$ in millions	September 2014	December 2013
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution [1]	$ 184	$ 35

Equities Client Execution	258	348

Investing & Lending	121	180

Investment Management	117	108
Total	$ 680	$ 671

1.	The increase from December 2013 to September 2014 is primarily related to the acquisition of commodities-related intangible assets.

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

Goodwill is assessed annually in the fourth quarter for impairment or more frequently if events occur or circumstances change that indicate an impairment may exist. There were no events or changes in circumstances during the nine months ended September 2014 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying amount as of September 2014.

Goldman Sachs September 2014 Form 10-Q	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining lives.

	As of
$ in millions	September 2014	Weighted Average Remaining Lives (years)	December 2013
Customer lists
Gross carrying amount	$ 1,088		$ 1,102

Accumulated amortization	(725)		(706)
Net carrying amount	363	7	396

Commodities-related [1]
Gross carrying amount	642		510

Accumulated amortization	(382)		(341)
Net carrying amount	260	8	169

Other
Gross carrying amount [2]	198		906

Accumulated amortization [2]	(141)		(800)
Net carrying amount	57	5	106

Total
Gross carrying amount	1,928		2,518

Accumulated amortization	(1,248)		(1,847)
Net carrying amount	$ 680	7	$ 671

1.	Primarily includes commodities-related transportation rights, customer contracts and relationships, and permits.

2.	The decrease from December 2013 to September 2014 is primarily due to the sale of the firm’s New York Stock Exchange Designated Market Maker rights in August 2014.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives using the straight-line method or based on economic usage for certain commodities-related intangibles.

The tables below present amortization for the three and nine months ended September 2014 and September 2013, and the estimated future amortization through 2019 for identifiable intangible assets.

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Amortization	$91	$47	$177	$119

$ in millions Estimated future amortization	As of September 2014
Remainder of 2014	$ 41

2015	132

2016	120

2017	113

2018	95

2019	65

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

	As of
$ in millions	September 2014	December 2013
U.S. offices	$64,810	$61,016

Non-U.S. offices	13,141	9,791
Total	$77,951	$70,807

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of September 2014
$ in millions	U.S.		Non-U.S.		Total
Remainder of 2014	$ 1,134		$4,654		$ 5,788

2015	4,812		3,773		8,585

2016	3,339		8		3,347

2017	3,662		—		3,662

2018	2,259		—		2,259

2019	2,422		—		2,422

2020 - thereafter	4,886		44		4,930
Total	$22,514	[1]	$8,479	[2]	$30,993	[3]

1.

Includes $148 million greater than $100,000, of which $3 million matures within three months, $2 million matures within three to six months, $4 million matures within six to twelve months, and $139 million matures after twelve months.

2.	Includes $6.43 billion greater than $100,000.

3.	Includes $11.73 billion of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

66	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 2014 and December 2013, deposits include $46.96 billion and $46.02 billion, respectively, of savings and demand deposits, which have no stated maturity, and were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges on substantially all of its time deposits for which it has not elected the fair value option. Accordingly, $19.26 billion and $17.53 billion as of September 2014 and December 2013, respectively, of time deposits were effectively converted from fixed-rate obligations to floating-rate obligations and were recorded at amounts that generally approximate fair value. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of September 2014 and December 2013.

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
$ in millions	September 2014	December 2013
Other secured financings (short-term)	$18,857	$17,290

Unsecured short-term borrowings	48,282	44,692
Total	$67,139	$61,982

See Note 9 for information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2014 and December 2013.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of
$ in millions	September 2014	December 2013
Current portion of unsecured long-term borrowings	$28,913	$25,312

Hybrid financial instruments	13,775	13,391

Promissory notes	319	292

Commercial paper	934	1,011

Other short-term borrowings	4,341	4,686
Total	$48,282	$44,692
Weighted average interest rate [1]	1.42%	1.65%

1.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs September 2014 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
$ in millions	September 2014	December 2013
Other secured financings (long-term)	$ 7,053	$ 7,524

Unsecured long-term borrowings	165,304	160,965
Total	$172,357	$168,489

See Note 9 for information about other secured financings. The tables below present unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of September 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 87,610	$37,397	$125,007

Floating-rate obligations [2]	25,566	14,731	40,297
Total	$113,176	$52,128	$165,304

	As of December 2013
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 85,515	$35,351	$120,866

Floating-rate obligations [2]	22,590	17,509	40,099
Total	$108,105	$52,860	$160,965

1.

Interest rates on U.S. dollar-denominated debt ranged from 1.33% to 10.04% (with a weighted average rate of 5.07%) and 1.35% to 10.04% (with a weighted average rate of 5.19%) as of September 2014 and December 2013, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.02% to 13.00% (with a weighted average rate of 4.07%) and 0.33% to 13.00% (with a weighted average rate of 4.29%) as of September 2014 and December 2013, respectively.

2.	Floating interest rates generally are based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of September 2014
2015	$ 5,223

2016	22,586

2017	21,220

2018	24,012

2019	11,511

2020 - thereafter	80,752
Total [1]	$165,304

1.

Includes $8.09 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $46 million in 2015, $534 million in 2016, $794 million in 2017, $820 million in 2018, $442 million in 2019 and $5.45 billion in 2020 and thereafter.

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

The firm designates certain derivatives as fair value hedges to effectively convert a substantial portion of its fixed-rate unsecured long-term borrowings which are not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of September 2014 and December 2013. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of approximately 3% in the carrying value of total unsecured long-term borrowings as of both September 2014 and December 2013. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2014 and December 2013.

68	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
$ in millions	September 2014	December 2013
Fixed-rate obligations
At fair value	$ 564	$ 471

At amortized cost [1]	32,508	33,700

Floating-rate obligations
At fair value	14,560	11,220

At amortized cost [1]	117,672	115,574
Total	$165,304	$160,965

1.

The weighted average interest rates on the aggregate amounts were 2.54% (4.86% related to fixed-rate obligations and 1.92% related to floating-rate obligations) and 2.73% (5.23% related to fixed-rate obligations and 2.04% related to floating-rate obligations) as of September 2014 and December 2013, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of September 2014 and December 2013, subordinated debt had maturities ranging from 2017 to 2038, and 2015 to 2038, respectively. The tables below present subordinated borrowings.

	As of September 2014
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt	$14,365	$17,045	3.60%

Junior subordinated debt	1,582	2,124	6.10%
Total subordinated borrowings	$15,947	$19,169	3.85%

	As of December 2013
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt	$14,508	$16,982	4.16%

Junior subordinated debt	2,835	3,760	4.79%
Total subordinated borrowings	$17,343	$20,742	4.26%

1.

Weighted average interest rates after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

Junior Subordinated Debt

Junior Subordinated Debt Held by 2012 Trusts. In 2012, the Vesey Street Investment Trust I and the Murray Street Investment Trust I (together, the 2012 Trusts) issued an aggregate of $2.25 billion of senior guaranteed trust securities to third parties. The proceeds of that offering were used to fund purchases of $1.75 billion of junior subordinated debt issued by Group Inc. that pays interest semi-annually at a fixed annual rate of 4.647% and matures on March 9, 2017, and $500 million of junior subordinated debt issued by Group Inc. that pays interest semi-annually at a fixed annual rate of 4.404% and matures on September 1, 2016. During the second quarter of 2014, the firm exchanged $175 million of the senior guaranteed trust securities held by the firm for $175 million of junior subordinated debt held by the Murray Street Investment Trust I. Following the exchange, these senior guaranteed trust securities and junior subordinated debt were extinguished.

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

Goldman Sachs September 2014 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The firm has the right to defer payments on the junior subordinated debt, subject to limitations. During any such deferral period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. However, as Group Inc. fully and unconditionally guarantees the payment of the distribution and redemption amounts when due on a senior basis on the senior guaranteed trust securities issued by the 2012 Trusts, if the 2012 Trusts are unable to make scheduled distributions to the holders of the senior guaranteed trust securities, under the guarantee, Group Inc. would be obligated to make those payments. As such, the $2.08 billion of junior subordinated debt held by the 2012 Trusts for the benefit of investors, included in “Unsecured long-term borrowings” in the condensed consolidated statements of financial condition, is not classified as subordinated borrowings.

The APEX Trusts and the 2012 Trusts are Delaware statutory trusts sponsored by the firm and wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

The firm has covenanted in favor of the holders of Group Inc.’s 6.345% junior subordinated debt due February 15, 2034, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by the APEX Trusts or shares of Group Inc.’s Series E or Series F Preferred Stock prior to specified dates in 2022 for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities.

Junior Subordinated Debt Issued in Connection with Trust Preferred Securities. Group Inc. issued $2.84 billion of junior subordinated debt in 2004 to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debt from Group Inc. During the second quarter of 2014, the firm purchased $1.22 billion (par amount) of Trust Preferred Securities. The firm delivered these Trust Preferred Securities and $37.6 million of common beneficial interests to the Trust in the third quarter of 2014 in exchange for a corresponding par amount of the junior subordinated debt. Following the exchange, these Trust Preferred Securities, common beneficial interests and junior subordinated debt were extinguished and the firm recognized a gain of $270 million which is included in “Market making” in the condensed consolidated statements of earnings. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

The firm pays interest semi-annually on the junior subordinated debt at an annual rate of 6.345% and the debt matures on February 15, 2034. The coupon rate and the payment dates applicable to the beneficial interests are the same as the interest rate and payment dates for the junior subordinated debt. The firm has the right, from time to time, to defer payment of interest on the junior subordinated debt, and therefore cause payment on the Trust’s preferred beneficial interests to be deferred, in each case up to ten consecutive semi-annual periods. During any such deferral period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by Group Inc. unless all dividends payable on the preferred beneficial interests have been paid in full.

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
$ in millions	September 2014	December 2013
Compensation and benefits	$ 7,866	$ 7,874

Noncontrolling interests [1]	393	326

Income tax-related liabilities	1,402	1,974

Employee interests in consolidated funds	194	210

Subordinated liabilities issued by consolidated VIEs	622	477

Accrued expenses and other	4,369	5,183
Total	$14,846	$16,044

1.	Primarily relates to consolidated investment funds.

70	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of September 2014				Total Commitments as of
$ in millions	Remainder of 2014	2015- 2016	2017- 2018	2019- Thereafter	September 2014	December 2013
Commitments to extend credit
Commercial lending:
Investment-grade	$ 812	$17,962	$24,712	$18,957	$ 62,443	$ 60,499

Non-investment-grade	768	4,543	9,488	11,189	25,988	25,412

Warehouse financing	—	1,281	354	143	1,778	1,716
Total commitments to extend credit	1,580	23,786	34,554	30,289	90,209	87,627

Contingent and forward starting resale and securities borrowing agreements	43,723	2,283	243	—	46,249	34,410

Forward starting repurchase and secured lending agreements	11,349	—	—	—	11,349	8,256

Letters of credit [1]	51	283	10	4	348	501

Investment commitments	718	2,924	12	387	4,041	7,116

Other	4,358	396	13	60	4,827	3,955
Total commitments	$61,779	$29,672	$34,832	$30,740	$157,023	$141,865

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

As of September 2014 and December 2013, $53.44 billion and $35.66 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. The carrying value and the estimated fair value of such lending commitments were liabilities of $158 million and $1.44 billion, respectively, as of September 2014, and $132 million and $1.02 billion, respectively, as of December 2013. As these lending commitments are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6, 7 and 8. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of September 2014 and December 2013.

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

Goldman Sachs September 2014 Form 10-Q	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $28.32 billion and $29.24 billion as of September 2014 and December 2013, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $870 million of protection had been provided as of both September 2014 and December 2013. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments of $4.04 billion and $7.12 billion as of September 2014 and December 2013, respectively, include commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Of these amounts, $2.96 billion and $5.48 billion as of September 2014 and December 2013, respectively, relate to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of September 2014
Remainder of 2014	$ 84

2015	332

2016	290

2017	270

2018	221

2019	196

2020 - thereafter	883
Total	$2,276

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

72	Goldman Sachs September 2014 Form 10-Q

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of September 2014 and December 2013, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $26 billion and $29 billion, respectively. These amounts reflect paydowns and cumulative losses of approximately $99 billion ($23 billion of which are cumulative losses) as of September 2014 and approximately $96 billion ($22 billion of which are cumulative losses) as of December 2013. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $416 million and total paydowns and cumulative losses of $1.64 billion ($546 million of which are cumulative losses) as of September 2014, and an outstanding principal balance of $463 million and total paydowns and cumulative losses of $1.60 billion ($534 million of which are cumulative losses) as of December 2013, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During both the three and nine months ended September 2014 and September 2013, the firm repurchased loans with an unpaid principal balance of less than $10 million and related losses were not material. The firm has received a communication from counsel purporting to represent certain institutional investors in portions of Goldman Sachs-issued securitizations between 2003 and 2007, such securitizations having a total original notional face amount of approximately $150 billion, offering to enter into a “settlement dialogue” with respect to alleged breaches of representations made by Goldman Sachs in connection with such offerings.

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

Goldman Sachs September 2014 Form 10-Q	73

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims under these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of September 2014, claims received and payments made in connection with these claims were not material to the firm.

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

In September 2011, Group Inc. and GS Bank USA entered into a Consent Order (the Order) with the Federal Reserve Board relating to the servicing of residential mortgage loans. The terms of the Order were substantially similar and, in many respects, identical to the orders entered into with the Federal Reserve Board by other large U.S. financial institutions. The Order set forth various allegations of improper conduct in servicing by Litton, requires that Group Inc. and GS Bank USA cease and desist such conduct, and required that Group Inc. and GS Bank USA, and their boards of directors, take various affirmative steps. The Order required (i) Group Inc. and GS Bank USA to engage a third-party consultant to conduct a review of certain foreclosure actions or proceedings that occurred or were pending between January 1, 2009 and December 31, 2010; (ii) the adoption of policies and procedures related to management of third parties used to outsource residential mortgage servicing, loss mitigation or foreclosure; (iii) a “validation report” from an independent third-party consultant regarding compliance with the Order for the first year; and (iv) submission of quarterly progress reports as to compliance with the Order by the boards of directors (or committees thereof) of Group Inc. and GS Bank USA. In February 2013, Group Inc. and GS Bank USA entered into a settlement with the Federal Reserve Board relating to the servicing of residential mortgage loans and foreclosure processing. This settlement amends the Order which is described above, provides for the termination of the independent foreclosure review under the Order and calls for Group Inc. and GS Bank USA collectively to: (i) make cash payments into a settlement fund for distribution to eligible borrowers; and (ii) provide other assistance for foreclosure prevention and loss mitigation through January 2015. The other provisions of the Order remain in effect.

74	Goldman Sachs September 2014 Form 10-Q

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $31.59 billion and $27.14 billion as of September 2014 and December 2013, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

	As of September 2014
$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 7,792	$ —	$ 114
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2014	$249,539	$30,521	$ 611

2015 - 2016	419,025	—	551

2017 - 2018	50,265	—	1,162

2019 - Thereafter	80,327	—	2,059
Total	$799,156	$30,521	$4,383

	As of December 2013
$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 7,634	$ —	$ 213
Maximum Payout/Notional Amount by Period of Expiration
2014	$517,634	$26,384	$1,361

2015 - 2016	180,543	—	620

2017 - 2018	39,367	—	1,140

2019 - Thereafter	57,736	—	1,046
Total	$795,280	$26,384	$4,167

Goldman Sachs September 2014 Form 10-Q	75

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of September 2014 and December 2013.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of September 2014 or December 2013.

76	Goldman Sachs September 2014 Form 10-Q

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

Note 19.

Shareholders’ Equity

Common Equity

On October 15, 2014, the Board of Directors of Group Inc. (Board) increased the firm’s quarterly dividend to $0.60 per common share from $0.55 per common share. The dividend will be paid on December 30, 2014 to common shareholders of record on December 2, 2014.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity. The share repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Prior to repurchasing common stock, the firm must receive confirmation that the Federal Reserve Board does not object to such capital actions.

The table below presents the amount of common stock repurchased by the firm under the share repurchase program during the three and nine months ended September 2014.

	September 2014
in millions, except per share amounts	Three Months Ended	Nine Months Ended
Common share repurchases	7.1	25.2

Average cost per share	$176.00	$167.48

Total cost of common share repurchases	$ 1,250	$ 4,219

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the nine months ended September 2014, employees remitted 173,875 shares with a total value of $30 million, and the firm cancelled 5.8 million of RSUs with a total value of $973 million and 13.7 million stock options with a total value of $2.29 billion.

Goldman Sachs September 2014 Form 10-Q	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of September 2014.

Series	Shares Authorized	Shares Issued	Shares Outstanding
A	50,000	30,000	29,999

B	50,000	32,000	32,000

C	25,000	8,000	8,000

D	60,000	54,000	53,999

E	17,500	17,500	17,500

F	5,000	5,000	5,000

I	34,500	34,000	34,000

J	46,000	40,000	40,000

K [1]	32,200	28,000	28,000

L [1]	52,000	52,000	52,000
Total	372,200	300,500	300,498

1.

In April 2014, Group Inc. issued 28,000 shares of Series K perpetual 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series K Preferred Stock) and 52,000 shares of Series L perpetual 5.70% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series L Preferred Stock).

Series	Liquidation Preference	Redemption Price Per Share	Redemption Value ($ in millions)
A	$ 25,000	$25,000 plus declared and unpaid dividends	$ 750

B	25,000	$25,000 plus declared and unpaid dividends	800

C	25,000	$25,000 plus declared and unpaid dividends	200

D	25,000	$25,000 plus declared and unpaid dividends	1,350

E	100,000	$100,000 plus declared and unpaid dividends	1,750

F	100,000	$100,000 plus declared and unpaid dividends	500

I	25,000	$25,000 plus accrued and unpaid dividends	850

J	25,000	$25,000 plus accrued and unpaid dividends	1,000

K	25,000	$25,000 plus accrued and unpaid dividends	700

L	25,000	$25,000 plus accrued and unpaid dividends	1,300
			$9,200

In the tables above:

•	Each share of non-cumulative Series A, Series B, Series C and Series D Preferred Stock issued and outstanding is represented by 1,000 depositary shares and is redeemable at the firm’s option.
•

Each share of non-cumulative Series E and Series F Preferred Stock issued and outstanding is redeemable at the firm’s option, subject to certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 16 for information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

•	Each share of non-cumulative Series I Preferred Stock issued and outstanding is represented by 1,000 depositary shares and is redeemable at the firm’s option beginning November 10, 2017.

•	Each share of non-cumulative Series J Preferred Stock issued and outstanding is represented by 1,000 depositary shares and is redeemable at the firm’s option beginning May 10, 2023.

•	Each share of non-cumulative Series K Preferred Stock issued and outstanding is represented by 1,000 depositary shares and is redeemable at the firm’s option beginning May 10, 2024.

•	Each share of non-cumulative Series L Preferred Stock issued and outstanding is represented by 25 depositary shares and is redeemable at the firm’s option beginning May 10, 2019.

Prior to redeeming preferred stock, the firm must receive confirmation that the Federal Reserve Board does not object to such capital actions. All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation. Dividends on each series of preferred stock, excluding Series L Preferred Stock, if declared, are payable quarterly in arrears. Dividends on Series L Preferred Stock, if declared, are payable semi-annually in arrears from the issuance date to, but excluding, May 10, 2019, and quarterly thereafter. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period. All shares of preferred stock have a par value of $0.01 per share.

78	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the dividend rates of the firm’s perpetual preferred stock as of September 2014.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

The tables below present preferred dividends declared on the firm’s preferred stock.

	Three Months Ended September
	2014		2013
Series	per share	$ in millions	per share	$ in millions
A	$ 236.98	$ 7	$ 244.79	$ 7

B	387.50	13	387.50	13

C	252.78	2	261.11	2

D	252.78	14	261.11	14

E	1,022.22	19	1,022.22	19

F	1,022.22	5	1,022.22	5

I	371.88	12	371.88	12

J	343.75	14	401.04	16

K	451.56	12	—	—
Total		$ 98		$ 88

	Nine Months Ended September
	2014		2013
Series	per share	$ in millions	per share	$ in millions
A	$ 708.34	$ 21	$ 708.34	$ 21

B	1,162.50	37	1,162.50	37

C	755.56	6	755.55	6

D	755.56	41	755.55	41

E	3,044.44	54	3,044.44	54

F	3,044.44	15	3,044.44	15

I	1,115.64	38	1,181.75	40

J	1,031.25	42	401.04	16

K	451.56	12	—	—
Total		$266		$230

Accumulated Other Comprehensive Loss

The tables below present accumulated other comprehensive loss, net of tax by type.

	September 2014
$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of period
Currency translation	$(364)	$(103)	$(467)

Pension and postretirement liabilities	(168)	(21)	(189)

Cash flow hedges	8	5	13
Accumulated other comprehensive loss, net of tax	$(524)	$(119)	$(643)

	December 2013
$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of year
Currency translation	$(314)	$ (50)	$(364)

Pension and postretirement liabilities	(206)	38	(168)

Available-for-sale securities	327	(327)	—

Cash flow hedges	—	8	8
Accumulated other comprehensive loss, net of tax	$(193)	$(331)	$(524)

Goldman Sachs September 2014 Form 10-Q	79

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

Applicable Capital Framework

As of December 2013, the firm was subject to the risk-based capital regulations of the Federal Reserve Board that were based on the Basel I Capital Accord of the Basel Committee on Banking Supervision (Basel Committee), and incorporated the revised market risk regulatory capital requirements, which became effective on January 1, 2013 (together, the Prior Capital Rules).

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

•

As of and for the three months ended June 2014 and September 2014, regulatory capital continues to be calculated under the Revised Capital Framework, but RWAs are required to be calculated using both the Advanced approach and the market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules) as well as the Hybrid Capital Rules. The lower of the ratios calculated under the Basel III Advanced Rules and those calculated under the Hybrid Capital Rules are the binding regulatory risk-based capital requirements for the firm.

As a result of the changes in the applicable capital framework in 2014, the firm’s capital ratios as of September 2014 and December 2013 are calculated on a different basis and, accordingly, are not comparable.

The Basel III Advanced Rules and the Hybrid Capital Rules are discussed in more detail below.

80	Goldman Sachs September 2014 Form 10-Q

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

September 2014 Minimum Ratio
CET1 ratio	4.0%

Tier 1 capital ratio	5.5%

Total capital ratio	8.0%

Tier 1 leverage ratio [1]	4.0%

1.

Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

Certain aspects of the Revised Capital Framework’s requirements phase in over time (transitional provisions). These include increases in the minimum capital ratio requirements and the introduction of new capital buffers and certain deductions from CET1 (such as investments in nonconsolidated financial institutions). In addition, junior subordinated debt issued to trusts is being phased out of regulatory capital. The minimum CET1, Tier 1 and Total capital ratios applicable to the firm will increase as the transitional provisions phase in and new capital buffers are introduced.

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

As of December 2013, the firm calculated RWAs under the Prior Capital Rules.

Goldman Sachs September 2014 Form 10-Q	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit Risk

Credit RWAs are calculated based upon measures of exposure, which are then risk weighted. The exposure amount is generally based on the following:

•	For on-balance-sheet assets, the carrying value; and

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

•

For the Hybrid and Prior Capital Rules, the exposure amount for derivatives is based on a combination of positive net exposure and a percentage of the notional amount for each trade, and includes the effect of counterparty netting and collateral, as applicable; for securities financing transactions and eligible margin loans, it is based on the carrying value.

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

82	Goldman Sachs September 2014 Form 10-Q

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

Consolidated Regulatory Capital Ratios

September 2014 Capital Ratios and RWAs. The firm is required to calculate ratios under both the Basel III Advanced Rules and Hybrid Capital Rules as of September 2014, in both cases subject to transitional provisions. The ratios calculated under the Basel III Advanced Rules presented in the table below were lower than those calculated under the Hybrid Capital Rules and therefore are the binding ratios for the firm as of September 2014.

$ in millions	As of September 2014
Common shareholders’ equity	$ 73,075

Deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,918)

Deduction for investments in nonconsolidated financial institutions	(1,129)

Other adjustments	(87)
Common Equity Tier 1	68,941
Perpetual non-cumulative preferred stock	9,200

Junior subordinated debt issued to trusts	733

Other adjustments	(1,391)
Tier 1 capital	77,483
Qualifying subordinated debt	12,013

Junior subordinated debt issued to trusts	733

Other adjustments	(20)
Tier 2 capital	12,726
Total capital	$ 90,209
Basel III Advanced
Credit RWAs	$336,457

Market RWAs	151,320

Operational RWAs	98,650
Total Basel III Advanced RWAs	$586,427
CET1 ratio	11.8%

Tier 1 capital ratio	13.2%

Total capital ratio	15.4%

Tier 1 leverage ratio	9.0%

In the table above:

•

The deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, represents goodwill of $3.71 billion and identifiable intangible assets of $136 million (20% of $680 million), net of associated deferred tax liabilities of $924 million. The remaining

80% of the deduction of identifiable intangible assets will be phased in ratably per year from 2015 to 2018. Identifiable intangible assets that are not deducted during the transitional period are risk weighted.

•

The deduction for investments in nonconsolidated financial institutions represents the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. As of September 2014, 20% of the deduction was reflected (calculated based on transitional thresholds). The remaining 80% will be phased in ratably per year from 2015 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

Other adjustments within CET1 and Tier 1 capital primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. As of September 2014, 20% of the deductions related to credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions were included in other adjustments within CET1 and 80% of the deductions were included in other adjustments within Tier 1 capital. Most of the deductions that were included in other adjustments within Tier 1 capital will be phased into CET1 ratably per year from 2015 to 2018. Other adjustments within Tier 1 capital also include a deduction for investments in the preferred equity of nonconsolidated financial institutions.

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

Goldman Sachs September 2014 Form 10-Q	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the changes in CET1, Tier 1 capital and Tier 2 capital for the period December 31, 2013 to September 30, 2014.

$ in millions	Period Ended September 2014
Common Equity Tier 1
Balance, December 31, 2013	$63,248

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Increase in common shareholders’ equity	1,808

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	13

Change in deduction for investments in nonconsolidated financial institutions	663

Change in other adjustments	32
Balance, September 30, 2014	$68,941
Tier 1 capital
Balance, December 31, 2013	$72,471

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Change in Tier 1 capital related to the transition to the Revised Capital Framework [2]	(443)

Other net increase in CET1	2,516

Increase in perpetual non-cumulative preferred stock	2,000

Redesignation of junior subordinated debt issued to trusts and decrease related to trust preferred securities purchased by the firm	(1,330)

Change in other adjustments	(908)
Balance, September 30, 2014	77,483
Tier 2 capital
Balance, December 31, 2013	13,632

Change in Tier 2 capital related to the transition to the Revised Capital Framework [3]	(197)

Decrease in qualifying subordinated debt	(760)

Redesignation of junior subordinated debt issued to trusts, net of trust preferred securities purchased by the firm	46

Change in other adjustments	5
Balance, September 30, 2014	12,726
Total capital	$90,209

1.

Includes $3.66 billion related to the transition to the Revised Capital Framework on January 1, 2014 as well as $(479) million related to the firm’s transition to the Basel III Advanced Rules on April 1, 2014.

2.

Includes $(219) million related to the transition to the Revised Capital Framework on January 1, 2014 as well as $(224) million related to the firm’s transition to the Basel III Advanced Rules on April 1, 2014.

3.

Includes $(2) million related to the transition to the Revised Capital Framework on January 1, 2014 as well as $(195) million related to the firm’s transition to the Basel III Advanced Rules on April 1, 2014.

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

The table below presents the components of RWAs under the Basel III Advanced Rules as of September 2014.

$ in millions	As of September 2014
Credit RWAs
Derivatives	$132,998

Commitments, guarantees and loans	87,097

Securities financing transactions [1]	20,525

Equity investments	42,366

Other [2]	53,471
Total Credit RWAs	336,457
Market RWAs
Regulatory VaR	10,838

Stressed VaR	31,350

Incremental risk	18,638

Comprehensive risk	10,238

Specific risk	80,256
Total Market RWAs	151,320
Total Operational RWAs	98,650
Total RWAs	$586,427

1.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

2.	Principally includes receivables, other assets, and cash and cash equivalents.

84	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the changes in RWAs under the Basel III Advanced Rules for the period December 31, 2013 to September 30, 2014.

$ in millions	Period Ended September 2014
Risk-weighted assets
Balance, December 31, 2013	$433,226

Credit RWAs
Change related to the transition to the Revised Capital Framework [1]	69,101

Other changes:
Decrease in derivatives	(13,612)

Increase in commitments, guarantees and loans	10,096

Increase in securities financing transactions	2,125

Decrease in equity investments	(508)

Increase in other	1,008
Change in Credit RWAs	68,210
Market RWAs
Change related to the transition to the Revised Capital Framework	1,626

Decrease in regulatory VaR	(4,575)

Decrease in stressed VaR	(9,787)

Increase in incremental risk	9,175

Decrease in comprehensive risk	(4,529)

Decrease in specific risk	(5,569)
Change in Market RWAs	(13,659)
Operational RWAs
Change related to the transition to the Revised Capital Framework	88,938

Increase in operational risk	9,712
Change in Operational RWAs	98,650
Total RWAs, September 30, 2014	$586,427

1.

Includes $26.67 billion of RWA changes related to the transition to the Revised Capital Framework on January 1, 2014 and $42.43 billion of changes to the calculation of Credit RWAs under the Basel III Advanced Rules related to the firm’s transition to the Basel III Advanced Rules on April 1, 2014.

Credit RWAs as of September 2014 increased by $68.21 billion compared with December 2013, primarily due to increased risk weightings related to counterparty credit risk for derivative exposures and the inclusion of RWAs for equity investments in certain nonconsolidated entities, both resulting from the transition to the Revised Capital Framework. Market RWAs as of September 2014 decreased by $13.66 billion compared with December 2013, primarily due to a decrease in stressed VaR reflecting reduced fixed income and equities exposures. Operational RWAs as of September 2014 increased by $98.65 billion compared with December 2013, substantially all of which was due to the transition to the Revised Capital Framework.

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

Goldman Sachs September 2014 Form 10-Q	85

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the changes in Tier 1 capital and Tier 2 capital for the period ended December 2013 under the Prior Capital Rules.

$ in millions	Period Ended December 2013
Tier 1 capital
Balance, December 31, 2012	$ 66,977

Increase in common shareholders’ equity	1,751

Increase in perpetual non-cumulative preferred stock	1,000

Redesignation of junior subordinated debt issued to trusts	(687)

Change in goodwill and identifiable intangible assets	723

Change in equity investments in certain entities	1,491

Change in other adjustments	1,216
Balance, December 31, 2013	72,471
Tier 2 capital
Balance, December 31, 2012	13,429

Decrease in qualifying subordinated debt	(569)

Redesignation of junior subordinated debt issued to trusts	687

Change in other adjustments	85
Balance, December 31, 2013	13,632
Total capital	$ 86,103

The table below presents the components of RWAs as of December 2013 under the Prior Capital Rules.

$ in millions	As of December 2013
Credit RWAs
Derivatives	$ 94,753

Commitments, guarantees and loans	78,997

Securities financing transactions [1]	30,010

Equity investments	3,673

Other [2]	60,814
Total Credit RWAs	268,247
Market RWAs
Regulatory VaR	13,425

Stressed VaR	38,250

Incremental risk	9,463

Comprehensive risk	18,150

Specific risk	85,691
Total Market RWAs	164,979
Total RWAs	$433,226

1.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

2.	Principally includes receivables, other assets, and cash and cash equivalents.
The table below presents the changes in RWAs for the period ended December 31, 2013 under the Prior Capital Rules.

$ in millions	Period Ended December 2013
Risk-weighted assets
Balance, December 31, 2012	$399,928

Credit RWAs
Decrease in derivatives	(12,516)

Increase in commitments, guarantees and loans	18,151

Decrease in securities financing transactions	(17,059)

Increase in equity investments	1,077

Change in other	(8,932)
Change in Credit RWAs	(19,279)
Market RWAs
Increase related to the revised market risk rules	127,608

Decrease in regulatory VaR	(2,038)

Decrease in stressed VaR	(13,700)

Decrease in incremental risk	(17,350)

Decrease in comprehensive risk	(9,568)

Decrease in specific risk	(32,375)

Change in Market RWAs	52,577
Total RWAs, December 31, 2013	$433,226

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

Bank Subsidiaries

Regulatory Capital Ratios. GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. For purposes of assessing the adequacy of its capital, GS Bank USA computes its risk-based capital ratios in accordance with the regulatory capital requirements applicable to state member banks. Those requirements are based on the Revised Capital Framework described above, with changes to the definition of regulatory capital and capital ratios effective from January 1, 2014. GS Bank USA was notified in the first quarter of 2014 that it had completed a “parallel run” to the satisfaction of the Federal Reserve Board, as required under the Revised Capital Framework. As such, additional changes in GS Bank USA’s capital requirements, including changes to RWAs, became effective April 1, 2014. GS Bank USA is an Advanced approach banking organization under the Revised Capital Framework.

86	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the Revised Capital Framework, as of January 1, 2014, GS Bank USA became subject to a new minimum CET1 ratio requirement of 4.0%.

Under the regulatory framework for prompt corrective action applicable to GS Bank USA as of September 2014, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA is required to maintain a Tier 1 capital ratio of at least 6.0%, a Total capital ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. GS Bank USA agreed with the Federal Reserve Board to maintain minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8.0%, a Total capital ratio of at least 11.0% and a Tier 1 leverage ratio of at least 6.0%. As noted in the tables below, GS Bank USA was in compliance with these minimum capital requirements as of September 2014 and December 2013. GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

Similar to the firm, GS Bank USA is required to calculate ratios under both the Basel III Advanced Rules and Hybrid Capital Rules as of September 2014, in both cases subject to transitional provisions. The ratios calculated under the Hybrid Capital Rules presented in the table below were lower than those calculated under the Basel III Advanced Rules, and therefore are the binding ratios for GS Bank USA as of September 2014.

As a result of the changes in the applicable capital framework in 2014, GS Bank USA’s capital ratios as of September 2014 and December 2013 are calculated on a different basis and, accordingly, are not comparable.

$ in millions	As of September 2014
Common Equity Tier 1	$ 20,902

Tier 1 capital	$ 20,902

Tier 2 capital	$ 2,169

Total capital	$ 23,071

Total Hybrid Capital RWAs	$139,355
CET1 ratio	15.0%

Tier 1 capital ratio	15.0%

Total capital ratio	16.6%

Tier 1 leverage ratio	17.9%

The table below presents information as of December 2013 regarding GS Bank USA’s regulatory ratios under the Prior Capital Rules.

$ in millions	As of December 2013
Tier 1 capital	$ 20,086

Tier 2 capital	$ 116

Total capital	$ 20,202

Risk-weighted assets	$134,935
Tier 1 capital ratio	14.9%

Total capital ratio	15.0%

Tier 1 leverage ratio	16.9%

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of September 2014 and December 2013, GSIB was in compliance with all regulatory capital requirements.

Other. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA held at the Federal Reserve Bank of New York was $39.80 billion and $50.39 billion as of September 2014 and December 2013, respectively, which exceeded required reserve amounts by $39.62 billion and $50.29 billion as of September 2014 and December 2013, respectively.

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

Goldman Sachs September 2014 Form 10-Q	87

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

As of September 2014 and December 2013, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $13.62 billion and $15.81 billion, respectively, which exceeded the amount required by $11.30 billion and $13.76 billion, respectively. As of September 2014 and December 2013, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.49 billion and $1.38 billion, respectively, which exceeded the amount required by $1.30 billion and $1.21 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of September 2014 and December 2013, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 2014 and December 2013, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

Group Inc.’s ability to withdraw capital from its regulated subsidiaries is limited by minimum equity capital requirements applicable to those subsidiaries, as well as by provisions of applicable law and regulations that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval even if the relevant subsidiary would satisfy the equity capital requirements applicable to it after giving effect to the dividend. As of September 2014 and December 2013, Group Inc. was required to maintain $38.92 billion and $31.20 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries. In addition to statutory limitations on the payment of dividends, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization. Similar restrictions are imposed by regulators in jurisdictions outside of the U.S.

88	Goldman Sachs September 2014 Form 10-Q

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2014	2013	2014	2013
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$2,143	$1,429	$6,045	$5,478
Denominator for basic EPS — weighted average number of common shares	455.5	463.4	461.8	472.7

Effect of dilutive securities:
RSUs	6.5	7.5	5.9	7.0

Stock options and warrants	7.2	25.5	8.8	23.5
Dilutive potential common shares	13.7	33.0	14.7	30.5
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	469.2	496.4	476.5	503.2
Basic EPS	$ 4.69	$ 3.07	$13.05	$11.55

Diluted EPS	4.57	2.88	12.69	10.89

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 for both the three months ended September 2014 and September 2013 and $0.04 for both the nine months ended September 2014 and September 2013.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of 6.0 million for both the three months ended September 2014 and September 2013 and 6.2 million for both the nine months ended September 2014 and September 2013.

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Fees earned from affiliated funds	$ 725	$ 611	$ 2,335	$ 1,993

			As of
$ in millions			September 2014	December 2013
Fees receivable from funds			$ 600	$ 817

Aggregate carrying value of interests in funds [1]			10,481	13,124

1.	The decrease from December 2013 to September 2014 primarily reflects both cash and in-kind distributions received by the firm.

As of September 2014 and December 2013, the firm had outstanding guarantees on behalf of its funds of $304 million and $147 million, respectively. The amounts as of September 2014 and December 2013 primarily relate to a guarantee that the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of September 2014 and December 2013, the firm had no outstanding loans or commitments to extend credit to affiliated funds.

Goldman Sachs September 2014 Form 10-Q	89

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Interest income
Deposits with banks	$ 44	$ 39	$ 143	$ 137

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	(42)	36	(5)	26

Financial instruments owned, at fair value	1,790	1,907	5,803	6,337

Other interest [2]	505	416	1,529	1,169
Total interest income	2,297	2,398	7,470	7,669
Interest expense
Deposits	87	98	254	292

Securities loaned and securities sold under agreements to repurchase	91	126	350	436

Financial instruments sold, but not yet purchased, at fair value	374	468	1,353	1,578

Short-term borrowings [3]	121	88	320	309

Long-term borrowings [3]	847	915	2,675	2,797

Other interest [4]	(272)	(137)	(568)	(334)
Total interest expense	1,248	1,558	4,384	5,078
Net interest income	$1,049	$ 840	$3,086	$2,591

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

90	Goldman Sachs September 2014 Form 10-Q

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of September 2014
U.S. Federal	2008

New York State and City	2007

United Kingdom	2008

Japan	2010

Hong Kong	2006

Korea	2010

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

In January 2013, the firm was accepted into the Compliance Assurance Process program by the IRS. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. The 2013 tax year is the first year that was examined under the program, and remains subject to post-filing review. The firm was accepted into the program again for the 2014 tax year.

Goldman Sachs September 2014 Form 10-Q	91

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

	Three Months Ended or as of September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Investment Banking
Financial Advisory	$ 594	$ 423	$ 1,782	$ 1,393
Equity underwriting	426	276	1,408	1,037

Debt underwriting	444	467	1,834	1,856
Total Underwriting	870	743	3,242	2,893
Total net revenues	1,464	1,166	5,024	4,286

Operating expenses	805	674	2,926	2,763
Pre-tax earnings	$ 659	$ 492	$ 2,098	$ 1,523
Segment assets	$ 2,062	$ 1,829

Institutional Client Services
Fixed Income, Currency and Commodities Client Execution	$ 2,170	$ 1,247	$ 7,243	$ 6,927
Equities client execution	429	549	1,328	1,996

Commissions and fees	745	727	2,324	2,356

Securities services	428	340	1,153	1,036
Total Equities	1,602	1,616	4,805	5,388
Total net revenues	3,772	2,863	12,048	12,315	[2]

Operating expenses	2,585	2,484	8,723	9,170
Pre-tax earnings	$ 1,187	$ 379	$ 3,325	$ 3,145
Segment assets	$718,496	$803,438

Investing & Lending
Equity securities	$ 876	$ 938	$ 2,831	$ 2,527

Debt securities and loans	606	300	1,807	1,524

Other	210	237	655	907
Total net revenues	1,692	1,475	5,293	4,958

Operating expenses	591	417	2,481	2,118
Pre-tax earnings	$ 1,101	$ 1,058	$ 2,812	$ 2,840
Segment assets	$133,698	$105,769

Investment Management
Management and other fees	$ 1,214	$ 1,085	$ 3,569	$ 3,243

Incentive fees	133	71	576	329

Transaction revenues	112	62	330	293
Total net revenues	1,459	1,218	4,475	3,865

Operating expenses	1,101	977	3,560	3,177
Pre-tax earnings	$ 358	$ 241	$ 915	$ 688
Segment assets	$ 14,677	$ 12,187

Total net revenues	$ 8,387	$ 6,722	$26,840	$25,424

Total operating expenses [1]	5,082	4,555	17,693	17,239
Total pre-tax earnings	$ 3,305	$ 2,167	$ 9,147	$ 8,185
Total assets	$868,933	$923,223

1.

Includes real estate-related exit costs of $3 million for the three months ended September 2013, and $3 million and $11 million for the nine months ended September 2014 and September 2013, respectively, that have not been allocated to the firm’s segments. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the condensed consolidated statements of earnings.

2.	Includes $37 million for the nine months ended September 2013 of realized gains on available-for-sale securities.

92	Goldman Sachs September 2014 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Investment Banking	$ —	$ —	$ —	$ —

Institutional Client Services	940	772	2,813	2,466

Investing & Lending	74	41	177	41

Investment Management	35	27	96	84
Total net interest income	$1,049	$840	$3,086	$2,591

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Investment Banking	$ 35	$ 36	$ 102	$ 107

Institutional Client Services	166	144	402	425

Investing & Lending	65	59	369	192

Investment Management	35	41	110	122
Total depreciation and amortization [1]	$ 301	$280	$ 985	$ 848

1.	Includes real estate-related exit costs of $2 million for both the nine months ended September 2014 and September 2013 that have not been allocated to the firm’s segments.

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

The tables below present the total net revenues and pre-tax earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings (excluding Corporate) for each geographic region. In the tables below, Asia includes Australia and New Zealand.

	Three Months Ended September
$ in millions	2014		2013
Net revenues
Americas	$ 4,605	55%	$ 4,089	61%

Europe, Middle East and Africa	2,175	26%	1,681	25%

Asia	1,607	19%	952	14%
Total net revenues	$ 8,387	100%	$ 6,722	100%
Pre-tax earnings
Americas	$ 1,644	50%	$ 1,293	60%

Europe, Middle East and Africa	929	28%	585	27%

Asia	732	22%	292	13%
Subtotal	3,305	100%	2,170	100%

Corporate	—		(3)
Total pre-tax earnings	$ 3,305		$ 2,167

	Nine Months Ended September
$ in millions	2014		2013
Net revenues
Americas	$15,304	57%	$14,977	59%

Europe, Middle East and Africa	7,551	28%	6,264	25%

Asia	3,985	15%	4,183	16%
Total net revenues	$26,840	100%	$25,424	100%
Pre-tax earnings
Americas	$ 4,787	52%	$ 4,494	55%

Europe, Middle East and Africa	2,914	32%	2,221	27%

Asia	1,449	16%	1,481	18%
Subtotal	9,150	100%	8,196	100%

Corporate	(3)		(11)
Total pre-tax earnings	$ 9,147		$ 8,185

Goldman Sachs September 2014 Form 10-Q	93

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of
$ in millions	September 2014	December 2013
U.S. government and federal agency obligations [1]	$77,407	$90,118

% of total assets	8.9%	9.9%

Non-U.S. government and agency obligations [1]	$38,825	$40,944

% of total assets	4.5%	4.5%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

As of September 2014 and December 2013, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
$ in millions	September 2014	December 2013
U.S. government and federal agency obligations	$94,977	$100,672

Non-U.S. government and agency obligations [1]	73,266	79,021

1.	Principally consists of securities issued by the governments of France, the United Kingdom, Japan and Germany.

94	Goldman Sachs September 2014 Form 10-Q

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the amount of securities that the firm sold in the underwritings and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2014 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.5 billion in excess of the aggregate reserves for such matters.

Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of money damages, except in those instances where management can otherwise determine an appropriate amount, (ii) matters are in early stages (such as the action filed by the Libyan Investment Authority discussed below), (iii) matters relate to regulatory investigations or reviews, except in those instances where management can otherwise determine an appropriate amount, (iv) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (v) there is uncertainty as to the outcome of pending appeals or motions, (vi) there are significant factual issues to be resolved, and/or (vii) there are novel legal issues presented. For example, the firm’s potential liability with respect to future mortgage-related “put-back” claims and any future claims arising from the ongoing investigations by members of the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force (RMBS Working Group) may ultimately result in a significant increase in the firm’s liabilities for mortgage-related matters, but is not included in management’s estimate of reasonably possible loss. Similarly, the firm’s potential liability with respect to the investigations and reviews discussed below under “Regulatory Investigations and Reviews and Related Litigation” also is not included. However, management does not believe, based on currently available information, that the outcomes of such matters will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period. See Note 18 for further information on mortgage-related contingencies.

Goldman Sachs September 2014 Form 10-Q	95

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

96	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including Aozora Bank, Ltd., Basis Yield Alpha Fund (Master), the Charles Schwab Corporation, CIFG Assurance of North America, Inc., CMFG Life Insurance Company and related parties, Deutsche Zentral-Genossenschaftbank, the FDIC (as receiver for Guaranty Bank), the Federal Home Loan Banks of Chicago and Seattle, IKB Deutsche Industriebank AG, John Hancock and related parties, Massachusetts Mutual Life Insurance Company, National Australia Bank, the National Credit Union Administration (as conservator or liquidating agent for several failed credit unions), Phoenix Light SF Limited and related parties, Royal Park Investments SA/NV, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company, Watertown Savings Bank, Commerzbank, Texas County & District Retirement System and the Commonwealth of Virginia (on behalf of the Virginia Retirement System)) have filed complaints or summonses with notice in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

A number of other entities (including John Hancock and related parties, Norges Bank Investment Management, Selective Insurance Company and the State of Illinois (on behalf of Illinois state retirement systems)) have threatened to assert claims of various types against the firm in connection with the sale of mortgage-related securities. The firm has entered into agreements with a number of these entities to toll the relevant statute of limitations.

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active and threatened cases described in the preceding two paragraphs where those plaintiffs are seeking rescission of such securities was approximately $6.7 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

During the third quarter, GS&Co. resolved all federal and state securities law claims brought by the Federal Housing Finance Agency (as conservator for Fannie Mae and Freddie Mac) with respect to residential mortgage-backed securities purchased by Fannie Mae and Freddie Mac over the 2005-2007 period.

The firm has entered into agreements with Deutsche Bank National Trust Company and U.S. Bank National Association to toll the relevant statute of limitations with respect to claims for repurchase of residential mortgage loans based on alleged breaches of representations related to $11.4 billion original notional face amount of securitizations issued by trusts for which they act as trustees.

Group Inc., Litton, Ocwen and Arrow Corporate Member Holdings LLC, a former subsidiary of Group Inc., are defendants in a putative class action pending since January 23, 2013 in the U.S. District Court for the Southern District of New York generally challenging the procurement manner and scope of “force-placed” hazard insurance arranged by Litton when homeowners failed to arrange for insurance as required by their mortgages. The complaint asserts claims for breach of contract, breach of fiduciary duty, misappropriation, conversion, unjust enrichment and violation of Florida unfair practices law, and seeks unspecified compensatory and punitive damages as well as declaratory and injunctive relief. An amended complaint, filed on November 19, 2013, added an additional plaintiff and RICO claims. On September 29, 2014, the court denied without prejudice and with leave to renew at a later date Group Inc.’s motion to sever the claims against it and certain other defendants.

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

Goldman Sachs September 2014 Form 10-Q	97

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

Private Equity-Sponsored Acquisitions Litigation. Group Inc. is among numerous private equity firms named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. As amended, the complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the U.S. Sherman Antitrust Act and common law. The complaint seeks, among other things, treble damages in an unspecified amount. In June 2014, Group Inc. and the plaintiffs agreed to a settlement, which the court preliminarily approved on September 29, 2014.

RALI Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a securities class action initially filed in September 2008 in New York Supreme Court, and subsequently removed to the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various offerings of mortgage-backed pass-through certificates violated the disclosure requirements of the federal securities laws. In addition to the underwriters, the defendants include Residential Capital, LLC (ResCap), Residential Accredit Loans, Inc. (RALI), Residential Funding Corporation (RFC), Residential Funding Securities Corporation (RFSC), and certain of their officers and directors. On January 3, 2013, the district court certified a class in connection with one offering underwritten by GS&Co. which includes only initial purchasers who bought the securities directly from the underwriters or their agents no later than ten trading days after the offering date. On April 30, 2013, the district court granted in part plaintiffs’

request to reinstate a number of the previously dismissed claims relating to an additional nine offerings underwritten by GS&Co. On May 10, 2013, the plaintiffs filed an amended complaint incorporating those nine additional offerings. On December 27, 2013, the court granted the plaintiffs’ motion for class certification as to the nine additional offerings but denied the plaintiffs’ motion to expand the time period and scope covered by the previous class definition. On October 17, 2014, the plaintiffs and defendants moved for summary judgment.

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

98	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Zynga Securities Litigation. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 1, 2012 in the California Superior Court, County of San Francisco. In addition to the underwriters, the defendants include Zynga Inc. (Zynga) and certain of its directors and officers. The consolidated amended complaint, filed on April 29, 2013, generally alleges that the offering materials for the March 2012 $516 million secondary offering of Zynga common stock by certain of Zynga’s shareholders violated the disclosure requirements of the federal securities laws, and seeks compensatory damages in an unspecified amount and rescission. On September 29, 2014, the court overruled the defendants’ demurrers, which sought to have the complaint dismissed. GS&Co. underwrote 14,824,358 shares for a total offering price of approximately $178 million.

FireEye Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in June 2014 in the California Superior Court, County of Santa Clara. In addition to the underwriters, the defendants include FireEye, Inc. (FireEye) and certain of its directors and officers. The complaints generally allege misstatements and omissions in connection with the offering materials for the March 2014 offering of approximately $1.15 billion of FireEye common stock, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. GS&Co. underwrote 2,100,000 shares for a total offering price of approximately $172 million.

Millennial Media Securities Litigation. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on September 30, 2014 in the U.S. District Court for the Southern District of New York. In addition to the underwriters, the defendants include Millennial Media, Inc. (Millennial Media) and certain of its directors, officers and shareholders. As to the underwriters, the complaint generally alleges misstatements and omissions in connection with Millennial Media’s $152 million March 2012 initial public offering and the October 2012 offering of approximately $163 million of Millennial Media’s common stock, asserts claims under the federal securities laws, and seeks compensatory damages in an unspecified amount and rescission. GS&Co. underwrote 3,519,000 and 3,450,000 shares of common stock in the March and October 2012 offerings, respectively, for an aggregate offering price of approximately $95 million.

GT Advanced Technologies Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions filed in October 2014 in the U.S. District Court for the District of New Hampshire. In addition to the underwriters, the defendants include certain directors and officers of GT Advanced Technologies Inc. (GT Advanced Technologies). As to the underwriters, the complaints generally allege misstatements and omissions in connection with the December 2013 offerings by GT Advanced Technologies of approximately $86 million of common stock and $214 million principal amount of convertible senior notes, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. GS&Co. underwrote 3,479,769 shares of common stock and $75 million principal amount of notes for an aggregate offering price of approximately $105 million. On October 6, 2014, GT Advanced Technologies filed for Chapter 11 bankruptcy.

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

Group Inc. and GS&Co. are named as defendants in a putative class action complaint, filed on October 30, 2014, in the U.S. District Court for the Southern District of New York, alleging that the method for paying overtime compensation to certain nonexempt employees did not comply with the Fair Labor Standards Act and seeking unspecified damages, including alleged unpaid overtime compensation and liquidated damages.

Goldman Sachs September 2014 Form 10-Q	99

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

GS&Co. and Group Inc. are among the numerous defendants in putative antitrust class actions relating to credit derivatives, filed beginning in May 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws by conspiring to forestall the development of alternatives to over-the-counter trading of credit derivatives and to maintain inflated bid-ask spreads for credit derivatives trading. The complaints seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On September 4, 2014, the court granted in part and denied in part the defendants’ motion to dismiss, permitting the claim alleging an antitrust conspiracy to proceed but confining it to a period after the fall of 2008.

Libya-Related Litigation. GSI is the defendant in an action filed on January 21, 2014 with the High Court of Justice in London by the Libyan Investment Authority, relating to nine derivative transactions between the plaintiff and GSI and seeking, among other things, rescission of the transactions and unspecified equitable compensation and damages exceeding $1 billion. On August 4, 2014, GSI withdrew its April 10, 2014 motion for summary judgment, and on September 16, 2014, the Libyan Investment Authority moved to amend its statement of claim.

100	Goldman Sachs September 2014 Form 10-Q

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

GS&Co. filed complaints and motions in federal court seeking to enjoin certain of the arbitrations to effectuate the exclusive forum selection clauses in the transaction documents. In one case, the district court denied the injunction but was reversed by the appellate court, and the claimant has filed a petition for certiorari with the U.S. Supreme Court seeking review of the appellate court’s decision; in other cases, the district court granted the injunctions, which have been affirmed by the appellate court.

Commodities-Related Litigation. Group Inc. and its subsidiaries, GS Power Holdings LLC (GS Power) and Metro International Trade Services LLC (Metro), are among the defendants in a number of putative class actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violation of federal antitrust laws and other federal and state laws in connection with the management of aluminum storage facilities. The complaints seek declaratory, injunctive and other equitable relief as well as unspecified monetary damages, including treble damages. On August 29, 2014, the court granted the Goldman Sachs defendants’ motion to dismiss. Certain plaintiffs appealed on September 24, 2014, and the remaining plaintiffs filed proposed amended complaints on October 9 and 10, 2014.

Group Inc., GS Power, Metro and GSI are among the defendants named in putative class actions, filed beginning May 23, 2014 in the U.S. District Court for the Southern District of New York, based on similar alleged violations of the federal antitrust laws in connection with the management of zinc storage facilities.

Currencies-Related Litigation. GS&Co. and Group Inc. are among the defendants named in several putative antitrust class actions relating to trading in the foreign exchange markets, filed beginning in December 2013 in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On February 13, 2014, the cases were consolidated into one action. On February 28, 2014, Group Inc. was named in a separate putative class action containing substantially similar allegations, which was not consolidated but is coordinated with the other proceeding for pretrial purposes; that complaint was amended on April 30, 2014. On May 30, 2014, defendants moved to dismiss the complaints in both actions.

Goldman Sachs September 2014 Form 10-Q	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ISDAFIX-Related Litigation. GS&Co. is among the defendants named in several putative class actions relating to trading in interest rate derivatives, filed beginning in September 2014 in the U.S. District Court for the Southern District of New York. The complaints generally allege that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate the ISDAFIX benchmark and seek declaratory and injunctive relief as well as treble damages in an unspecified amount.

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

Goldman Sachs is cooperating with all such regulatory investigations and reviews.

102	Goldman Sachs September 2014 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2014, the related condensed consolidated statements of earnings for the three and nine months ended September 30, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

November 4, 2014

Goldman Sachs September 2014 Form 10-Q	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of consolidated average balances and interest rates. Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

	Three Months Ended September
	2014			2013
$ in millions	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 60,785	$ 44	0.29%	$ 58,726	$ 39	0.26%

U.S.	54,655	38	0.28%	53,953	35	0.26%

Non-U.S.	6,130	6	0.39%	4,773	4	0.33%

Securities borrowed, securities purchased under agreements to resell and federal funds sold	285,670	(42)	(0.06)%	337,263	36	0.04%

U.S.	186,762	(135)	(0.29)%	213,190	(52)	(0.10)%

Non-U.S.	98,908	93	0.37%	124,073	88	0.28%

Financial instruments owned, at fair value [1]	265,189	1,790	2.68%	274,235	1,907	2.76%

U.S.	164,883	1,216	2.93%	174,836	1,275	2.89%

Non-U.S.	100,306	574	2.27%	99,399	632	2.52%

Other interest-earning assets [2]	156,897	505	1.28%	152,987	416	1.08%

U.S.	102,352	374	1.45%	93,773	297	1.26%

Non-U.S.	54,545	131	0.95%	59,214	119	0.80%
Total interest-earning assets	768,541	2,297	1.19%	823,211	2,398	1.16%

Cash and due from banks	5,332			6,168

Other non-interest-earning assets [1]	91,191			98,036
Total assets	$865,064			$927,415
Liabilities
Interest-bearing deposits	$ 73,686	$ 87	0.47%	$ 69,648	$ 98	0.56%

U.S.	63,717	73	0.45%	60,599	90	0.59%

Non-U.S.	9,969	14	0.56%	9,049	8	0.35%

Securities loaned and securities sold under agreements to repurchase	109,582	91	0.33%	172,505	126	0.29%

U.S.	66,713	50	0.30%	113,596	47	0.16%

Non-U.S.	42,869	41	0.38%	58,909	79	0.53%

Financial instruments sold, but not yet purchased, at fair value [1]	76,920	374	1.93%	90,314	468	2.06%

U.S.	38,669	168	1.72%	35,471	138	1.54%

Non-U.S.	38,251	206	2.14%	54,843	330	2.39%

Short-term borrowings [3]	67,524	121	0.71%	58,253	88	0.60%

U.S.	49,370	111	0.89%	36,981	83	0.89%

Non-U.S.	18,154	10	0.22%	21,272	5	0.09%

Long-term borrowings [3]	172,815	847	1.94%	173,216	915	2.10%

U.S.	164,937	825	1.98%	168,149	894	2.11%

Non-U.S.	7,878	22	1.11%	5,067	21	1.64%

Other interest-bearing liabilities [4]	211,850	(272)	(0.51)%	204,783	(137)	(0.27)%

U.S.	150,832	(339)	(0.89)%	146,937	(214)	(0.58)%

Non-U.S.	61,018	67	0.44%	57,846	77	0.53%
Total interest-bearing liabilities	712,377	1,248	0.70%	768,719	1,558	0.80%

Non-interest-bearing deposits	880			609

Other non-interest-bearing liabilities [1]	70,205			80,536
Total liabilities	783,462			849,864

Shareholders’ equity
Preferred stock	9,200			7,200

Common stock	72,402			70,351
Total shareholders’ equity	81,602			77,551

Total liabilities and shareholders’ equity	$865,064			$927,415
Interest rate spread			0.49%			0.36%

Net interest income and net yield on interest-earning assets		$1,049	0.54%		$ 840	0.40%

U.S.		605	0.47%		517	0.38%

Non-U.S.		444	0.68%		323	0.45%

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			33.82%			34.92%

Liabilities			25.01%			26.93%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

3.	Interest rates include the effects of interest rate swaps accounted for as hedges.

4.	Primarily consists of certain payables to customers and counterparties.

104	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Nine Months Ended September
	2014			2013
$ in millions	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
Deposits with banks	$ 60,335	$ 143	0.32%	$ 59,465	$ 137	0.31%

U.S.	53,718	122	0.30%	55,950	122	0.29%

Non-U.S.	6,617	21	0.42%	3,515	15	0.57%

Securities borrowed, securities purchased under agreements to resell and federal funds sold	308,673	(5)	—	329,760	26	0.01%

U.S.	196,568	(375)	(0.26)%	195,935	(224)	(0.15)%

Non-U.S.	112,105	370	0.44%	133,825	250	0.25%

Financial instruments owned, at fair value [1]	273,468	5,803	2.84%	300,512	6,337	2.82%

U.S.	171,714	3,885	3.02%	186,122	4,161	2.99%

Non-U.S.	101,754	1,918	2.52%	114,390	2,176	2.54%

Other interest-earning assets [2]	161,968	1,529	1.26%	143,795	1,169	1.09%

U.S.	106,713	1,064	1.33%	88,198	745	1.13%

Non-U.S.	55,255	465	1.13%	55,597	424	1.02%
Total interest-earning assets	804,444	7,470	1.24%	833,532	7,669	1.23%

Cash and due from banks	5,012			6,166

Other non-interest-earning assets [1]	92,295			110,916
Total assets	$901,751			$950,614
Liabilities
Interest-bearing deposits	$ 71,335	$ 254	0.48%	$ 69,587	$ 292	0.56%

U.S.	61,493	214	0.47%	60,968	270	0.59%

Non-U.S.	9,842	40	0.54%	8,619	22	0.34%

Securities loaned and securities sold under agreements to repurchase	143,045	350	0.33%	179,784	436	0.32%

U.S.	84,915	153	0.24%	115,948	189	0.22%

Non-U.S.	58,130	197	0.45%	63,836	247	0.52%

Financial instruments sold, but not yet purchased, at fair value [1]	84,432	1,353	2.14%	97,079	1,578	2.17%

U.S.	40,637	631	2.08%	38,359	492	1.71%

Non-U.S.	43,795	722	2.20%	58,720	1,086	2.47%

Short-term borrowings [3]	65,574	320	0.65%	61,073	309	0.68%

U.S.	46,018	294	0.85%	40,837	287	0.94%

Non-U.S.	19,556	26	0.18%	20,236	22	0.15%

Long-term borrowings [3]	170,932	2,675	2.09%	174,996	2,797	2.14%

U.S.	164,125	2,588	2.11%	169,045	2,721	2.15%

Non-U.S.	6,807	87	1.71%	5,951	76	1.71%

Other interest-bearing liabilities [4]	215,444	(568)	(0.35)%	202,523	(334)	(0.22)%

U.S.	152,717	(869)	(0.76)%	144,479	(680)	(0.63)%

Non-U.S.	62,727	301	0.64%	58,044	346	0.80%
Total interest-bearing liabilities	750,762	4,384	0.78%	785,042	5,078	0.86%

Non-interest-bearing deposits	772			656

Other non-interest-bearing liabilities [1]	69,817			87,691
Total liabilities	821,351			873,389

Shareholders’ equity
Preferred stock	8,400			6,800

Common stock	72,000			70,425
Total shareholders’ equity	80,400			77,225

Total liabilities and shareholders’ equity	$901,751			$950,614
Interest rate spread			0.46%			0.37%

Net interest income and net yield on interest-earning assets		$3,086	0.51%		$2,591	0.42%

U.S.		1,685	0.43%		1,525	0.39%

Non-U.S.		1,401	0.68%		1,066	0.46%

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			34.28%			36.87%

Liabilities			26.75%			27.44%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

3.	Interest rates include the effects of interest rate swaps accounted for as hedges.

4.	Primarily consists of certain payables to customers and counterparties.

Goldman Sachs September 2014 Form 10-Q	105

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

106	Goldman Sachs September 2014 Form 10-Q

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

References to “the September 2014 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. All references to “the condensed consolidated financial statements” are to Part I, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. All references to September 2014, June 2014, December 2013 and September 2013 refer to our periods ended, or the dates, as the context requires, September 30, 2014, June 30, 2014, December 31, 2013 and September 30, 2013, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended September 2014 versus September 2013. The firm generated net earnings of $2.24 billion and diluted earnings per common share of $4.57 for the third quarter of 2014, compared with $1.52 billion and $2.88 per common share, respectively, for the third quarter of 2013. Annualized return on average common shareholders’ equity (ROE) was 11.8% for the third quarter of 2014, compared with 8.1% for the third quarter of 2013.

Book value per common share was $161.38 and tangible book value per common share 1 was $151.70 as of September 2014, both approximately 2% higher compared with the end of the second quarter of 2014. During the quarter, the firm repurchased 7.1 million shares of its common stock for a total cost of $1.25 billion. Our Common Equity Tier 1 ratio 2 was 11.8% as of September 2014, up from 11.4% as of June 2014, in each case under the Basel III Advanced approach reflecting the applicable transitional provisions.

The firm generated net revenues of $8.39 billion for the third quarter of 2014, compared with $6.72 billion for the third quarter of 2013, reflecting significantly higher net revenues in Institutional Client Services, Investment Banking and Investment Management, as well as higher net revenues in Investing & Lending.

An overview of net revenues for each of our business segments is provided below.

1.

Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Balance Sheet and Funding Sources — Balance Sheet Analysis and Metrics” below for further information about our calculation of tangible book value per common share.

2.	See Note 20 to the condensed consolidated financial statements for further information about our capital ratios.

Goldman Sachs September 2014 Form 10-Q	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment Banking

Net revenues in Investment Banking increased significantly compared with the third quarter of 2013, due to significantly higher net revenues in Financial Advisory, reflecting an increase in industry-wide completed mergers and acquisitions, and higher net revenues in Underwriting. The increase in Underwriting was due to significantly higher net revenues in equity underwriting, principally from initial public offerings, partially offset by slightly lower net revenues in debt underwriting.

Institutional Client Services

Net revenues in Institutional Client Services increased significantly compared with the third quarter of 2013, reflecting significantly higher net revenues in Fixed Income, Currency and Commodities Client Execution.

Net revenues in Fixed Income, Currency and Commodities Client Execution, which included a gain of $157 million related to the extinguishment of certain of our junior subordinated debt, were significantly higher compared with a challenging third quarter of 2013. Excluding this gain, the increase in net revenues in Fixed Income, Currency and Commodities Client Execution was due to significantly higher net revenues in currencies, as well as in commodities, interest rate products and mortgages, partially offset by significantly lower net revenues in credit products. During the quarter, Fixed Income, Currency and Commodities Client Execution continued to operate in an environment characterized by generally low levels of activity, although during the latter part of the quarter, market-making conditions were generally more favorable.

Net revenues in Equities, which included a gain of $113 million related to the extinguishment of certain of our junior subordinated debt ($28 million and $85 million included in equities client execution and securities services, respectively), were essentially unchanged compared with the third quarter of 2013. Excluding this gain, net revenues in equities client execution were lower, reflecting a decrease in cash products, and securities services net revenues were essentially unchanged. Commissions and fees were slightly higher compared with the third quarter of 2013. During the quarter, Equities operated in an environment characterized by continued low volatility levels and generally lower market volumes in the United States and Europe compared with the second quarter of 2014.

The net gain attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $66 million ($37 million and $29 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2014, compared with a net loss of $72 million ($47 million and $25 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2013.

Investing & Lending

Net revenues in Investing & Lending increased compared with the third quarter of 2013, due to a significant increase in net revenues from debt securities and loans, primarily reflecting net gains from sales of certain investments during the third quarter of 2014 and an increase in net interest income. Net gains from investments in equity securities were lower compared with the third quarter of 2013, reflecting a significant decrease in net gains from investments in public equities, as movements in global equity prices during the third quarter of 2014 were generally less favorable compared with the same prior year period. This decrease was partially offset by an increase in net gains from investments in private equities, driven by company-specific events during the third quarter of 2014. In addition, other net revenues, related to our consolidated investments, were lower compared with the same prior year period, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Investment Management

Net revenues in Investment Management increased significantly compared with the third quarter of 2013, primarily due to higher management and other fees, reflecting higher average assets under supervision. In addition, incentive fees and transaction revenues were higher. During the quarter, total assets under supervision increased $8 billion to $1.15 trillion. Long-term assets under supervision increased $1 billion, including net inflows of $13 billion, largely offset by net market depreciation of $12 billion, both primarily in equity and fixed income assets. In addition, liquidity products increased $7 billion.

108	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2014 versus September 2013. The firm generated net earnings of $6.31 billion and diluted earnings per common share of $12.69 for the first nine months of 2014, compared with $5.71 billion and $10.89 per common share, respectively, for the first nine months of 2013. Annualized ROE was 11.2% for the first nine months of 2014, compared with 10.4% for the first nine months of 2013.

The firm generated net revenues of $26.84 billion for the first nine months of 2014, compared with $25.42 billion for the first nine months of 2013, reflecting higher net revenues in Investment Banking, Investment Management and Investing & Lending, partially offset by slightly lower net revenues in Institutional Client Services.

An overview of net revenues for each of our business segments is provided below.

Investment Banking

Net revenues in Investment Banking increased compared with the first nine months of 2013, due to significantly higher net revenues in Financial Advisory, primarily reflecting an increase in net revenues from advisory activity in the United States, and higher net revenues in Underwriting. The increase in Underwriting was due to significantly higher net revenues in equity underwriting, principally from primary and secondary offerings. Net revenues in debt underwriting were essentially unchanged compared with a strong first nine months of 2013.

Institutional Client Services

Net revenues in Institutional Client Services were slightly lower compared with the first nine months of 2013, reflecting lower net revenues in Equities, partially offset by slightly higher net revenues in Fixed Income, Currency and Commodities Client Execution.

Net revenues in Fixed Income, Currency and Commodities Client Execution, which included a gain of $157 million related to the extinguishment of certain of our junior subordinated debt, were slightly higher compared with the first nine months of 2013. Excluding this gain, the increase in net revenues in Fixed Income, Currency and Commodities Client Execution included significantly higher net revenues in commodities and slightly higher net revenues in currencies. These increases were largely offset by lower net revenues in credit products and slightly lower net revenues in interest rate products. Net revenues in mortgages were essentially unchanged compared with the first nine months of 2013. During the first nine months of 2014, Fixed Income, Currency and Commodities Client Execution continued to operate in a challenging environment as market volatility and levels of activity generally remained low.

Net revenues in Equities, which included a gain of $113 million related to the extinguishment of certain of our junior subordinated debt ($28 million and $85 million included in equities client execution and securities services, respectively), were lower compared with the first nine months of 2013. Excluding this gain, net revenues in equities client execution were significantly lower, while securities services net revenues were slightly higher. The decrease in equities client execution was primarily due to the sale of a majority stake in our Americas reinsurance business in April 2013 and significantly lower net revenues in derivatives. Commissions and fees were essentially unchanged compared with the first nine months of 2013. During the first nine months of 2014, Equities operated in an environment generally characterized by low volatility levels.

The net gain attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $62 million ($53 million and $9 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2014, compared with a net loss of $90 million ($57 million and $33 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2013.

Goldman Sachs September 2014 Form 10-Q	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investing & Lending

Net revenues in Investing & Lending increased compared with the first nine months of 2013, reflecting increases in net gains from investments in equity securities and net revenues from debt securities and loans. The increase in net gains from investments in equity securities was due to a significant increase in net gains from investments in private equities, primarily driven by company-specific events, partially offset by a significant decrease in net gains from investments in public equities, as movements in global equity prices during the first nine months of 2014 were generally less favorable compared with the same prior year period. The increase in net revenues from debt securities and loans primarily reflected net gains from sales of certain investments during the third quarter of 2014 and an increase in net interest income. Other net revenues, related to our consolidated investments, were significantly lower compared with the same prior year period, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Investment Management

Net revenues in Investment Management increased compared with the first nine months of 2013, primarily due to higher management and other fees, reflecting higher average assets under supervision, as well as significantly higher incentive fees. During the first nine months of 2014, total assets under supervision increased $108 billion to $1.15 trillion. Long-term assets under supervision increased $99 billion, including net inflows of $74 billion, primarily in fixed income assets (including $19 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business). Net market appreciation of $25 billion during the first nine months of 2014 was primarily in fixed income and equity assets. In addition, liquidity products increased $9 billion (including $6 billion of inflows in connection with our acquisition of RBS Asset Management’s money market funds).

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

110	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

During the third quarter of 2014, global economic conditions were mixed. Real gross domestic product (GDP) growth in the United States remained relatively high, although it decelerated following a strong rebound in domestic demand in the second quarter of 2014. In addition, real GDP growth in the Euro area, Japan and China appeared to increase compared with the second quarter of 2014. Monetary policy from the U.S. Federal Reserve and the Bank of Japan (BOJ) remained accommodative, while the European Central Bank (ECB) reinforced monetary accommodation by cutting policy rates and by announcing a purchase program for asset-backed securities and covered bonds. Market tensions related to the political situation in Ukraine and Russia receded over the course of the quarter, although political instability in the Middle East generated concern. Market conditions were mixed during the quarter, as interest rates outside the United States declined, equity prices in the United States and Japan increased but generally declined in the Euro area, and the U.S. dollar strengthened. In addition, levels of volatility remained low, although there were periods of increased volatility during the quarter. In investment banking, industry-wide underwriting activity significantly declined compared with strong activity in the second quarter of 2014, while industry-wide completed mergers and acquisitions activity increased. Industry-wide announced mergers and acquisitions significantly declined during the quarter.

United States

In the United States, real GDP growth decelerated during the quarter following a strong rebound in the second quarter of 2014. The decline in growth reflected slowdowns in consumer spending and business fixed investment, while net exports and federal government spending increased. Measures of consumer and business confidence improved slightly, and house sales and housing starts increased compared with the previous quarter. The unemployment rate declined slightly after a significant decline in the previous quarter, but continued to reflect a high degree of slack in the labor market. Measures of inflation declined during the quarter. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25%, continued to reduce the size of its monthly program to purchase U.S. Treasury securities and mortgage-backed securities, and kept forward guidance broadly unchanged. The 10-year U.S. Treasury note yield ended the quarter at 2.52%, essentially unchanged compared with the end of the second quarter of 2014. In equity markets, the NASDAQ Composite Index increased by 2%, and the S&P 500 Index and the Dow Jones Industrial Average both increased by 1% compared with the end of the second quarter of 2014.

Europe

In the Euro area, real GDP growth appeared to increase from the previous quarter, but remained at weak levels. The increase reflected a strengthening of exports growth, which offset slowdowns in consumer spending and government consumption. Measures of unemployment remained high and measures of inflation declined during the quarter. The increased downside risks to the inflation outlook prompted the ECB to announce further steps to strengthen the measures of monetary policy accommodation announced in the previous quarter. In particular, the ECB cut the main refinancing operations and deposit rates by 10 basis points to 0.05% and (0.20)%, respectively. The ECB also announced a purchase program for asset-backed securities and covered bonds, with details scheduled to be announced during the fourth quarter of 2014. The Euro depreciated by 8% against the U.S. dollar. In the United Kingdom, real GDP growth decelerated during the quarter, but remained at high levels. The Bank of England maintained its official bank rate at 0.50% and the British pound depreciated by 5% against the U.S. dollar. Long-term government bond yields in the region generally declined. In equity markets, the DAX Index decreased by 4%, the FTSE 100 Index decreased by 2%, and the CAC 40 Index and the Euro Stoxx 50 Index were both essentially unchanged compared with the end of the previous quarter.

Asia

In Japan, real GDP appeared to increase modestly during the quarter after contracting sharply, following a consumption tax hike, during the second quarter of 2014. The BOJ continued its program of quantitative and qualitative monetary easing, but did not announce any new policy measures during the quarter. The yield on 10-year Japanese government bonds declined and the Japanese yen depreciated against the U.S. dollar by 8%. The Nikkei 225 Index increased by 7% compared with the end of the second quarter of 2014. In China, real GDP growth accelerated during the quarter. Measures of inflation remained moderate. The Chinese yuan was essentially unchanged against the U.S. dollar. In equity markets, the Hang Seng Index declined by 1%, while the Shanghai Composite Index increased by 15%. In India, economic growth appeared to decelerate during the quarter after increasing in the second quarter of 2014. The rate of wholesale inflation increased and the Indian rupee depreciated by 3% against the U.S. dollar. The BSE Sensex Index increased by 5% compared with the end of the second quarter of 2014.

Goldman Sachs September 2014 Form 10-Q	111

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

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of September 2014, June 2014 and December 2013, level 3 assets represented 4.7%, 4.6% and 4.4%, respectively, of our total assets. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

112	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Level 3 Financial Assets at Fair Value. The table below presents financial assets measured at fair value and the amount of such assets that are classified within level 3 of the fair value hierarchy.

Total level 3 financial assets were $40.98 billion, $39.76 billion and $40.01 billion as of September 2014, June 2014 and December 2013, respectively.

See Notes 5 through 8 to the condensed consolidated financial statements for further information about changes in level 3 financial assets and fair value measurements.

	As of September 2014		As of June 2014		As of December 2013
$ in millions	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total	Total at Fair Value	Level 3 Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 4,884	$ —	$ 6,537	$ —	$ 8,608	$ —

U.S. government and federal agency obligations	59,915	—	75,648	—	71,072	—

Non-U.S. government and agency obligations	38,825	124	44,787	53	40,944	40

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	5,826	3,306	6,374	2,620	6,596	2,692

Loans and securities backed by residential real estate	11,259	2,300	9,857	2,039	9,025	1,961

Bank loans and bridge loans	16,203	7,803	18,731	8,947	17,400	9,324

Corporate debt securities	21,399	3,589	23,459	2,330	17,412	2,873

State and municipal obligations	1,249	131	1,406	169	1,476	257

Other debt obligations	3,204	611	3,645	629	3,129	807

Equities and convertible debentures	101,970	16,653	97,462	16,259	101,024	14,685

Commodities	3,963	—	4,057	—	4,556	—
Total cash instruments	268,697	34,517	291,963	33,046	281,242	32,639

Derivatives	56,629	6,347	53,843	6,609	57,879	7,076
Financial instruments owned, at fair value	325,326	40,864	345,806	39,655	339,121	39,715

Securities segregated for regulatory and other purposes	27,986	—	23,947	—	31,937	—

Securities purchased under agreements to resell	125,047	50	108,504	50	161,297	63

Securities borrowed	71,139	—	51,971	—	60,384	—

Receivables from customers and counterparties	7,723	62	7,010	55	7,416	235

Other assets	—	—	—	—	18	—
Total	$557,221	$40,976	$537,238	$39,760	$600,173	$40,013

114	Goldman Sachs September 2014 Form 10-Q

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

If we experience a prolonged period of weakness in the business environment or financial markets, our goodwill could be impaired in the future. In addition, significant changes to critical inputs of the quantitative goodwill impairment test (e.g., cost of equity) could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

See Note 13 to the condensed consolidated financial statements for further information about our goodwill.

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated lives using the straight-line method or based on economic usage for certain commodities-related intangibles. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. See Note 13 to the condensed consolidated financial statements for the carrying value and estimated remaining lives of our identifiable intangible assets by major asset class.

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

See Note 12 to the condensed consolidated financial statements for impairments of our identifiable intangible assets.

Recent Accounting Developments

See Note 3 to the condensed consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs September 2014 Form 10-Q	115

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

116	Goldman Sachs September 2014 Form 10-Q

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

Financial Overview

The table below presents an overview of our financial results.

$ in millions, except per share amounts	Three Months Ended September		Nine Months Ended September
	2014	2013	2014	2013
Net revenues	$ 8,387	$ 6,722	$26,840	$25,424

Pre-tax earnings	3,305	2,167	9,147	8,185

Net earnings	2,241	1,517	6,311	5,708

Net earnings applicable to common shareholders	2,143	1,429	6,045	5,478

Diluted earnings per common share	4.57	2.88	12.69	10.89

Annualized return on average common shareholders’ equity [1]	11.8%	8.1%	11.2%	10.4%

1.

Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Total shareholders’ equity	$81,602	$77,551	$80,400	$77,225

Preferred stock	(9,200)	(7,200)	(8,400)	(6,800)
Common shareholders’ equity	$72,402	$70,351	$72,000	$70,425

The table below presents selected financial ratios.

	Three Months Ended September		Nine Months Ended September
	2014	2013	2014	2013
Annualized net earnings to average assets	1.0%	0.7%	0.9%	0.8%

Annualized return on average total shareholders’ equity [1]	11.0%	7.8%	10.5%	9.9%

Total average equity to average assets	9.4%	8.4%	8.9%	8.1%

Dividend payout ratio [2]	12.0%	17.4%	13.0%	13.8%

1.	Annualized return on average total shareholders’ equity is computed by dividing annualized net earnings by average monthly total shareholders’ equity.

2.	Dividend payout ratio is computed by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

Three Months Ended September 2014 versus September 2013. Net revenues on the condensed consolidated statements of earnings were $8.39 billion for the third quarter of 2014, 25% higher than the third quarter of 2013, primarily reflecting significantly higher market-making revenues, as well as significantly higher investment banking revenues, investment management revenues and net interest income. In addition, other principal transactions revenues were higher and commissions and fees were slightly higher compared with the third quarter of 2013.

Nine Months Ended September 2014 versus September 2013. Net revenues on the condensed consolidated statements of earnings were $26.84 billion for the first nine months of 2014, 6% higher than the first nine months of 2013, reflecting higher investment banking revenues, investment management revenues and net interest income, as well as slightly higher other principal transactions revenues. These increases were partially offset by lower market-making revenues. Commissions and fees were essentially unchanged compared with the first nine months of 2013.

Non-interest Revenues

Investment banking

During the third quarter of 2014, investment banking revenues reflected an operating environment generally characterized by a significant decline in industry-wide underwriting activity compared with strong activity in the second quarter of 2014, while industry-wide completed mergers and acquisitions activity increased. Industry-wide announced mergers and acquisitions activity significantly declined during the quarter. In the future, if market conditions become less favorable, and client activity levels in underwriting and announced mergers and acquisitions continue to decline or client activity levels in completed mergers and acquisitions decline, investment banking revenues would likely continue to be negatively impacted.

Three Months Ended September 2014 versus September 2013. Investment banking revenues on the condensed consolidated statements of earnings were $1.46 billion for the third quarter of 2014, 26% higher than the third quarter of 2013, due to significantly higher revenues in financial advisory, reflecting an increase in industry-wide completed mergers and acquisitions, and higher revenues in underwriting. The increase in underwriting was due to significantly higher revenues in equity underwriting, principally from initial public offerings, partially offset by slightly lower revenues in debt underwriting.

Goldman Sachs September 2014 Form 10-Q	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2014 versus September 2013. Investment banking revenues on the condensed consolidated statements of earnings were $5.02 billion for the first nine months of 2014, 17% higher than the first nine months of 2013, due to significantly higher revenues in financial advisory, primarily reflecting an increase in revenues from advisory activity in the United States, and higher revenues in underwriting. The increase in underwriting was due to significantly higher revenues in equity underwriting, principally from primary and secondary offerings. Revenues in debt underwriting were essentially unchanged compared with a strong first nine months of 2013.

Investment management

During the third quarter of 2014, investment management revenues reflected an operating environment generally characterized by relatively stable asset prices. In addition, the mix of average assets under supervision was essentially unchanged compared with the second quarter of 2014. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, investment management revenues would likely be negatively impacted. In addition, concerns about the global economic outlook could result in downward pressure on assets under supervision.

Three Months Ended September 2014 versus September 2013. Investment management revenues on the condensed consolidated statements of earnings were $1.39 billion for the third quarter of 2014, 20% higher than the third quarter of 2013, primarily due to higher management and other fees, reflecting higher average assets under supervision. In addition, incentive fees and transaction revenues were higher.

Nine Months Ended September 2014 versus September 2013. Investment management revenues on the condensed consolidated statements of earnings were $4.26 billion for the first nine months of 2014, 16% higher than the first nine months of 2013, primarily due to higher management and other fees, reflecting higher average assets under supervision, as well as significantly higher incentive fees, driven by a performance fee related to the sale of an investment during the first quarter of 2014.

Commissions and fees

During the third quarter of 2014, commissions and fees reflected an operating environment characterized by generally lower average daily volumes in listed cash equities, particularly in the United States and Europe, compared with the second quarter of 2014, and continued low volatility levels. If market volumes continue to decline, commissions and fees would likely be negatively impacted.

Three Months Ended September 2014 versus September 2013. Commissions and fees on the condensed consolidated statements of earnings were $783 million for the third quarter of 2014, slightly higher compared with the third quarter of 2013. During the third quarter of 2014, our average daily volumes were higher in Asia and relatively unchanged in both Europe and the United States compared with the third quarter of 2013, generally consistent with listed cash equity market volumes.

Nine Months Ended September 2014 versus September 2013. Commissions and fees on the condensed consolidated statements of earnings were $2.44 billion for the first nine months of 2014, essentially unchanged compared with the first nine months of 2013, reflecting lower volumes in the United States and Asia, partially offset by an increase in European equity volumes, generally consistent with market volumes in these regions.

Market making

“Market making” is comprised of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. Market-making activities are included in our Institutional Client Services segment.

During the third quarter of 2014, market-making revenues reflected an operating environment generally characterized by improving economic conditions in the United States, although uncertainty around the outlook for the global economy contributed to generally low levels of activity. During the latter part of the quarter, market-making conditions were generally more favorable for fixed income products, while the operating environment for equities products continued to reflect low volatility levels. If macroeconomic concerns continue over the long term and activity levels remain low, market-making revenues would likely continue to be negatively impacted.

118	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended September 2014 versus September 2013. Market-making revenues on the condensed consolidated statements of earnings were $2.09 billion, including a gain of $270 million related to the extinguishment of certain of our junior subordinated debt, for the third quarter of 2014, and were 53% higher than the third quarter of 2013. This increase reflected significantly higher revenues in currencies, as well as in interest rate products, commodities and mortgages, partially offset by significantly lower revenues in credit products and lower revenues in equity cash products.

Nine Months Ended September 2014 versus September 2013. Market-making revenues on the condensed consolidated statements of earnings were $6.91 billion, including a gain of $270 million related to the extinguishment of certain of our junior subordinated debt, for the first nine months of 2014, and were 8% lower than the first nine months of 2013. This decrease reflected significantly lower revenues in credit products and equity derivatives, as well as the sale of a majority stake in our Americas reinsurance business in April 2013, partially offset by significantly higher revenues in commodities and higher revenues in interest rate products and equity cash products. In addition, revenues in currencies and mortgages were slightly higher compared with the first nine months of 2013.

Other principal transactions

“Other principal transactions” is comprised of revenues (excluding net interest) from our investing activities and the origination of loans to provide financing to clients. In addition, “Other principal transactions” includes revenues related to our consolidated investments. Other principal transactions are included in our Investing & Lending segment.

During the third quarter of 2014, other principal transactions revenues generally reflected net gains from company-specific events, including initial public offerings, and net gains in public equities, as well as net gains from sales of certain debt investments. However, concerns about the outlook for the global economy and uncertainty over the impact of financial regulatory reform continue to be meaningful considerations for the global marketplace. If equity markets decline or credit spreads continue to widen, other principal transactions revenues would likely be negatively impacted.

Three Months Ended September 2014 versus September 2013. Other principal transactions revenues on the condensed consolidated statements of earnings were $1.62 billion for the third quarter of 2014, 13% higher than the third quarter of 2013, due to a significant increase in net gains from debt securities and loans, primarily reflecting net gains from sales of certain investments during the third quarter of 2014. Net gains from investments in equity securities were lower compared with the third quarter of 2013, reflecting a significant decrease in net gains from investments in public equities, as movements in global equity prices during the third quarter of 2014 were generally less favorable compared with the same prior year period. This decrease was partially offset by an increase in net gains from investments in private equities, driven by company-specific events during the third quarter of 2014.

Nine Months Ended September 2014 versus September 2013. Other principal transactions revenues on the condensed consolidated statements of earnings were $5.12 billion for the first nine months of 2014, slightly higher than the first nine months of 2013, reflecting increases in net gains from investments in equity securities and net gains from debt securities and loans. The increase in net gains from investments in equity securities was due to a significant increase in net gains from investments in private equities, primarily driven by company-specific events, partially offset by a significant decrease in net gains from investments in public equities, as movements in global equity prices during the first nine months of 2014 were generally less favorable compared with the same prior year period. The increase in net gains from debt securities and loans primarily reflected net gains from sales of certain investments during the third quarter of 2014. Revenues related to our consolidated investments were lower compared with the same prior year period, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Goldman Sachs September 2014 Form 10-Q	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Interest Income

Three Months Ended September 2014 versus September 2013. Net interest income on the condensed consolidated statements of earnings was $1.05 billion for the third quarter of 2014, 25% higher than the third quarter of 2013, primarily due to lower interest expense related to other interest-bearing liabilities, financial instruments sold, but not yet purchased, at fair value, partially offset by lower interest income related to financial instruments owned, at fair value.

Nine Months Ended September 2014 versus September 2013. Net interest income on the condensed consolidated statements of earnings was $3.09 billion for the first nine months of 2014, 19% higher than the first nine months of 2013, primarily due to lower interest expense related to other interest-bearing liabilities, financial instruments sold, but not yet purchased, at fair value and higher interest income related to receivables from customers and counterparties, partially offset by lower interest income in financial instruments owned, at fair value.

See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” in the September 2014 Form 10-Q for further information about our sources of net interest income.

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

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Compensation and benefits	$ 2,801	$ 2,382	$10,736	$10,424

Brokerage, clearing, exchange and distribution fees	624	573	1,832	1,747

Market development	129	117	408	398

Communications and technology	190	202	576	572

Depreciation and amortization	301	280	985	848

Occupancy	212	205	627	633

Professional fees	220	211	656	675

Insurance reserves [1]	—	—	—	176

Other expenses	605	585	1,873	1,766
Total non-compensation expenses	2,281	2,173	6,957	6,815
Total operating expenses	$ 5,082	$ 4,555	$17,693	$17,239
Total staff at period-end	33,500	32,600

1.

Consists of changes in reserves related to our Americas reinsurance business, including interest credited to policyholder account balances, and expenses related to property catastrophe reinsurance claims. In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

Three Months Ended September 2014 versus September 2013. Operating expenses on the condensed consolidated statements of earnings were $5.08 billion for the third quarter of 2014, 12% higher than the third quarter of 2013. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $2.80 billion for the third quarter of 2014, 18% higher than the third quarter of 2013, reflecting an increase in net revenues. Total staff increased 3% during the third quarter of 2014.

Non-compensation expenses on the condensed consolidated statements of earnings were $2.28 billion for the third quarter of 2014, 5% higher than the third quarter of 2013, primarily reflecting higher brokerage, clearing, exchange and distribution fees, an increase in depreciation and amortization expenses due to higher impairment charges, and an increase in other expenses reflecting higher net provisions for litigation and regulatory proceedings. The third quarter of 2014 included net provisions for litigation and regulatory proceedings of $194 million compared with $142 million for the third quarter of 2013.

120	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2014 versus September 2013. Operating expenses on the condensed consolidated statements of earnings were $17.69 billion for the first nine months of 2014, 3% higher than the first nine months of 2013. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $10.74 billion for the first nine months of 2014, 3% higher than the first nine months of 2013, reflecting an increase in net revenues. The ratio of compensation and benefits to net revenues for the first nine months of 2014 was 40.0%, compared with 43.0% for the first half of 2014 and 41.0% for the first nine months of 2013. Total staff increased 2% during the first nine months of 2014.

Non-compensation expenses on the condensed consolidated statements of earnings were $6.96 billion for the first nine months of 2014, 2% higher than the first nine months of 2013. This increase reflected an increase in depreciation and amortization expenses due to higher impairment charges, primarily related to consolidated investments, and an increase in other expenses due to higher net provisions for litigation and regulatory proceedings, partially offset by lower operating expenses related to consolidated investments. In addition, brokerage, clearing, exchange and distribution fees were higher. These increases were partially offset by a decline in insurance reserves, reflecting the sale of our Americas reinsurance business. The first nine months of 2014 included net provisions for litigation and regulatory proceedings of $593 million compared with $401 million for the first nine months of 2013.

Provision for Taxes

The effective income tax rate for the first nine months of 2014 was 31.0%, up from 30.3% for the first half of 2014 primarily due to the impact of permanent benefits. The effective income tax rate of 31.0% was down from the full year tax rate of 31.5% for 2013, primarily due to the geographic mix of earnings.

The rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired effective December 31, 2013. This change did not have a material impact on our effective tax rate for the nine months ended September 2014, and we do not expect it will have a material impact on our effective tax rate for the remainder of 2014. Depending on the level of earnings from these non-repatriated activities, this change may have a material impact on our effective tax rate for 2015 if the expired provisions are not re-enacted.

In March 2014, New York State enacted executive budget legislation for the 2014-2015 fiscal year which changes the taxation of corporations doing business in the state. This change did not have a material impact on our effective tax rate for the nine months ended September 2014, and we do not expect it will have a material impact on our effective tax rate for the remainder of 2014 or for 2015.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Investment Banking
Net revenues	$1,464	$1,166	$ 5,024	$ 4,286

Operating expenses	805	674	2,926	2,763
Pre-tax earnings	$ 659	$ 492	$ 2,098	$ 1,523
Institutional Client Services
Net revenues	$3,772	$2,863	$12,048	$12,315

Operating expenses	2,585	2,484	8,723	9,170
Pre-tax earnings	$1,187	$ 379	$ 3,325	$ 3,145
Investing & Lending
Net revenues	$1,692	$1,475	$ 5,293	$ 4,958

Operating expenses	591	417	2,481	2,118
Pre-tax earnings	$1,101	$1,058	$ 2,812	$ 2,840
Investment Management
Net revenues	$1,459	$1,218	$ 4,475	$ 3,865

Operating expenses	1,101	977	3,560	3,177
Pre-tax earnings	$ 358	$ 241	$ 915	$ 688
Total net revenues	$8,387	$6,722	$26,840	$25,424

Total operating expenses [1]	5,082	4,555	17,693	17,239
Total pre-tax earnings	$3,305	$2,167	$ 9,147	$ 8,185

1.

Includes real estate-related exit costs of $3 million for the three months ended September 2013, and $3 million and $11 million for the nine months ended September 2014 and September 2013, respectively, that have not been allocated to our segments. Real estate-related exit costs are included in “Depreciation and amortization” and “Occupancy” in the condensed consolidated statements of earnings.

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

Goldman Sachs September 2014 Form 10-Q	121

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Financial Advisory	$ 594	$ 423	$1,782	$1,393
Equity underwriting	426	276	1,408	1,037

Debt underwriting	444	467	1,834	1,856
Total Underwriting	870	743	3,242	2,893
Total net revenues	1,464	1,166	5,024	4,286

Operating expenses	805	674	2,926	2,763
Pre-tax earnings	$ 659	$ 492	$2,098	$1,523

The table below presents our financial advisory and underwriting transaction volumes. 1

	Three Months Ended September		Nine Months Ended September
$ in billions	2014	2013	2014	2013
Announced mergers and acquisitions	$ 175	$ 235	$ 758	$ 497

Completed mergers and acquisitions	142	94	481	475

Equity and equity-related offerings [2]	17	15	62	60

Debt offerings [3]	54	65	216	229

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
Three Months Ended September 2014 versus September 2013. Net revenues in Investment Banking were $1.46 billion for the third quarter of 2014, 26% higher than the third quarter of 2013.

Net revenues in Financial Advisory were $594 million, 40% higher than the third quarter of 2013, reflecting an increase in industry-wide completed mergers and acquisitions. Net revenues in Underwriting were $870 million, 17% higher than the third quarter of 2013, due to significantly higher net revenues in equity underwriting, principally from initial public offerings. This increase was partially offset by slightly lower net revenues in debt underwriting.

During the third quarter of 2014, Investment Banking operated in an environment generally characterized by a significant decline in industry-wide underwriting activity compared with strong activity in the second quarter of 2014, while industry-wide completed mergers and acquisitions activity increased. Industry-wide announced mergers and acquisitions activity significantly declined during the quarter. In the future, if market conditions become less favorable, and client activity levels in underwriting and announced mergers and acquisitions continue to decline or client activity levels in completed mergers and acquisitions decline, net revenues in Investment Banking would likely continue to be negatively impacted.

During the third quarter of 2014, our investment banking transaction backlog increased due to an increase in estimated net revenues from both potential advisory transactions and potential underwriting transactions. Estimated net revenues from potential debt underwriting transactions and potential equity underwriting transactions both increased compared with the end of the second quarter of 2014, reflecting increases across most products.

122	Goldman Sachs September 2014 Form 10-Q

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

Operating expenses were $805 million for the third quarter of 2014, 19% higher than the third quarter of 2013, primarily due to increased compensation and benefits expenses, resulting from higher net revenues. Pre-tax earnings were $659 million in the third quarter of 2014, 34% higher than the third quarter of 2013.

Nine Months Ended September 2014 versus September 2013. Net revenues in Investment Banking were $5.02 billion for the first nine months of 2014, 17% higher than the first nine months of 2013.

Net revenues in Financial Advisory were $1.78 billion, 28% higher than the first nine months of 2013, primarily reflecting an increase in net revenues from advisory activity in the United States. Net revenues in Underwriting were $3.24 billion, 12% higher than the first nine months of 2013, due to significantly higher net revenues in equity underwriting, principally from primary and secondary offerings. Net revenues in debt underwriting were essentially unchanged compared with a strong first nine months of 2013.

During the first nine months of 2014, Investment Banking operated in an environment generally characterized by strong industry-wide underwriting activity in both equity and debt, and an increase in industry-wide completed mergers and acquisitions activity compared with the first nine months of 2013. Industry-wide announced mergers and acquisitions activity significantly increased compared with the first nine months of 2013. In the future, if market conditions become less favorable, and client activity levels broadly decline, net revenues in Investment Banking would likely be negatively impacted.

During the first nine months of 2014, our investment banking transaction backlog increased significantly due to a significant increase in estimated net revenues from potential advisory transactions. Estimated net revenues from potential underwriting transactions were essentially unchanged compared with the end of 2013, as an increase in estimated net revenues from potential debt underwriting transactions, principally related to investment-grade and leveraged finance transactions, was offset by a decrease in estimated net revenues from potential equity underwriting transactions, particularly in initial public offerings.

Operating expenses were $2.93 billion for the first nine months of 2014, 6% higher than the first nine months of 2013, primarily due to increased compensation and benefits expenses, resulting from higher net revenues. Pre-tax earnings were $2.10 billion in the first nine months of 2014, 38% higher than the first nine months of 2013.

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

Goldman Sachs September 2014 Form 10-Q	123

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Fixed Income, Currency and Commodities Client Execution	$2,170	$1,247	$ 7,243	$ 6,927
Equities client execution	429	549	1,328	1,996	[1]

Commissions and fees	745	727	2,324	2,356

Securities services	428	340	1,153	1,036
Total Equities	1,602	1,616	4,805	5,388
Total net revenues	3,772	2,863	12,048	12,315

Operating expenses	2,585	2,484	8,723	9,170
Pre-tax earnings	$1,187	$ 379	$ 3,325	$ 3,145

1.

Net revenues related to the Americas reinsurance business were $317 million for the nine months ended September 2013. In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

Three Months Ended September 2014 versus September 2013. Net revenues in Institutional Client Services were $3.77 billion for the third quarter of 2014, 32% higher than the third quarter of 2013.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $2.17 billion, including a gain of $157 million related to the extinguishment of certain of our junior subordinated debt, and were 74% higher than a challenging third quarter of 2013. Excluding this gain, the increase in net revenues in Fixed Income, Currency and Commodities Client Execution was due to significantly higher net revenues in currencies, as well as in commodities, interest rate products and mortgages, reflecting the impact of favorable market-making conditions in each of these businesses, particularly during the latter part of the third quarter of 2014, compared with challenging market-making conditions, particularly in currencies, during the third quarter of 2013. These increases were partially offset by significantly lower net revenues in credit products, primarily reflecting lower activity levels.

Net revenues in Equities were $1.60 billion, including a gain of $113 million related to the extinguishment of certain of our junior subordinated debt ($28 million and $85 million included in equities client execution and securities services, respectively), and were essentially unchanged compared with the third quarter of 2013. Excluding this gain, net revenues in equities client execution were lower, reflecting a decrease in cash products, and securities services net revenues were essentially unchanged. Commissions and fees were slightly higher compared with the third quarter of 2013. During the third quarter of 2014, our average daily volumes were higher in Asia and relatively unchanged in both Europe and the United States compared with the third quarter of 2013, generally consistent with listed cash equity market volumes.

The net gain attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $66 million ($37 million and $29 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2014, compared with a net loss of $72 million ($47 million and $25 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2013.

124	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

During the third quarter of 2014, Institutional Client Services operated in an environment generally characterized by improving economic conditions in the United States, although uncertainty around the outlook for the global economy contributed to generally low levels of activity. During the latter part of the quarter, market-making conditions were generally more favorable for Fixed Income, Currency and Commodities Client Execution, while Equities operated in an environment characterized by continued low volatility levels. If macroeconomic concerns continue over the long term and activity levels remain low, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $2.59 billion for the third quarter of 2014, 4% higher than the third quarter of 2013, primarily due to increased compensation and benefits expenses, resulting from higher net revenues. Pre-tax earnings were $1.19 billion in the third quarter of 2014, compared with $379 million in the third quarter of 2013.

Nine Months Ended September 2014 versus September 2013. Net revenues in Institutional Client Services were $12.05 billion for the first nine months of 2014, 2% lower than the first nine months of 2013.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $7.24 billion, including a gain of $157 million related to the extinguishment of certain of our junior subordinated debt, and were 5% higher than the first nine months of 2013. Excluding this gain, the increase in net revenues in Fixed Income, Currency and Commodities Client Execution included significantly higher net revenues in commodities, primarily reflecting more favorable market-making conditions in certain energy products during the first quarter of 2014, and slightly higher net revenues in currencies. These increases were largely offset by lower net revenues in credit products, primarily reflecting lower activity levels, and slightly lower net revenues in interest rate products. Net revenues in mortgages were essentially unchanged compared with the first nine months of 2013.

Net revenues in Equities were $4.81 billion, including a gain of $113 million related to the extinguishment of certain of our junior subordinated debt ($28 million and $85 million included in equities client execution and securities services, respectively), and were 11% lower than the first nine months of 2013. Excluding this gain, net revenues in equities client execution were significantly lower, while securities services net revenues were slightly higher. The decrease in equities client execution was primarily due to the sale of a majority stake in our Americas reinsurance business in April 2013 and significantly lower net revenues in derivatives. Commissions and fees were essentially unchanged compared with the first nine months of 2013, reflecting lower volumes in the United States and Asia, partially offset by an increase in European equity volumes, generally consistent with market volumes in these regions.

The net gain attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $62 million ($53 million and $9 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2014, compared with a net loss of $90 million ($57 million and $33 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2013.

During the first nine months of 2014, Institutional Client Services operated in a challenging environment generally characterized by continued low volatility levels. Uncertainty around the outlook for the global economy contributed to subdued risk appetite for our clients and generally low levels of activity. If macroeconomic concerns continue over the long term and activity levels remain low, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $8.72 billion for the first nine months of 2014, 5% lower than the first nine months of 2013, due to decreased compensation and benefits expenses, resulting from lower net revenues, and lower expenses as a result of the sale of a majority stake in our Americas reinsurance business. These decreases were partially offset by increased net provisions for litigation and regulatory proceedings. Pre-tax earnings were $3.33 billion in the first nine months of 2014, 6% higher than the first nine months of 2013.

Goldman Sachs September 2014 Form 10-Q	125

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Equity securities	$ 876	$ 938	$2,831	$2,527

Debt securities and loans	606	300	1,807	1,524

Other	210	237	655	907
Total net revenues	1,692	1,475	5,293	4,958

Operating expenses	591	417	2,481	2,118
Pre-tax earnings	$1,101	$1,058	$2,812	$2,840

Three Months Ended September 2014 versus September 2013. Net revenues in Investing & Lending were $1.69 billion for the third quarter of 2014, 15% higher than the third quarter of 2013, due to a significant increase in net revenues from debt securities and loans, primarily reflecting net gains from sales of certain investments during the third quarter of 2014 and an increase in net interest income. Net gains from investments in equity securities were lower compared with the third quarter of 2013, reflecting a significant decrease in net gains from investments in public equities, as movements in global equity prices during the third quarter of 2014 were generally less favorable compared with the same prior year period. This decrease was partially offset by an increase in net gains from investments in private equities, driven by company-specific events during the third quarter of 2014. In addition, other net revenues, related to our consolidated investments, were lower compared with the same prior year period, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Operating expenses were $591 million for the third quarter of 2014, 42% higher than the third quarter of 2013, primarily due to increased compensation and benefits expenses, resulting from higher net revenues. Pre-tax earnings were $1.10 billion in the third quarter of 2014, 4% higher than the third quarter of 2013.

Nine Months Ended September 2014 versus September 2013. Net revenues in Investing & Lending were $5.29 billion for the first nine months of 2014, 7% higher than the first nine months of 2013, reflecting increases in net gains from investments in equity securities and net revenues from debt securities and loans. The increase in net gains from investments in equity securities was due to a significant increase in net gains from investments in private equities, primarily driven by company-specific events, partially offset by a significant decrease in net gains from investments in public equities, as movements in global equity prices during the first nine months of 2014 were generally less favorable compared with the same prior year period. The increase in net revenues from debt securities and loans primarily reflected net gains from sales of certain investments during the third quarter of 2014 and an increase in net interest income. Other net revenues, related to our consolidated investments, were significantly lower compared with the same prior year period, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Operating expenses were $2.48 billion for the first nine months of 2014, 17% higher than the first nine months of 2013, primarily due to increased compensation and benefits expenses, resulting from higher net revenues, and an increase in expenses related to consolidated investments, reflecting higher impairment charges, partially offset by lower operating expenses. Pre-tax earnings were $2.81 billion in the first nine months of 2014, essentially unchanged compared with the first nine months of 2013.

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

126	Goldman Sachs September 2014 Form 10-Q

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 40 basis points for each of the three and nine months ended September 2014 and September 2013.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2014	2013	2014	2013
Management and other fees	$1,214	$1,085	$3,569	$3,243

Incentive fees	133	71	576	329

Transaction revenues	112	62	330	293
Total net revenues	1,459	1,218	4,475	3,865

Operating expenses	1,101	977	3,560	3,177
Pre-tax earnings	$ 358	$ 241	$ 915	$ 688

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel.

	As of
	September		December
$ in billions	2014	2013	2013	2012
Assets under management	$1,008	$ 878	$ 919	$ 854

Other client assets	142	113	123	111
Total AUS	$1,150	$ 991	$1,042	$ 965
Asset Class
Alternative investments [1]	$ 146	$ 144	$ 142	$ 151

Equity	232	190	208	153

Fixed income	517	429	446	411
Long-term AUS	895	763	796	715

Liquidity products	255	228	246	250
Total AUS	$1,150	$ 991	$1,042	$ 965
Distribution Channel
Directly distributed:
Institutional	$ 411	$ 355	$ 363	$ 343

High-net-worth individuals	358	314	330	294

Third-party distributed:
Institutional, high-net-worth individuals and retail	381	322	349	328
Total AUS	$1,150	$ 991	$1,042	$ 965

1.	Primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

Goldman Sachs September 2014 Form 10-Q	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended September		Nine Months Ended September
$ in billions	2014	2013	2014		2013
Balance, beginning of period	$1,142	$955	$1,042		$965

Net inflows/(outflows)
Alternative investments	—	—	2		(9)

Equity	7	4	14		9

Fixed income	6	12	58		28
Long-term AUS net inflows/(outflows)	13	16	74		28 [2]

Liquidity products	7	1	9		(22)
Total AUS net inflows/(outflows)	20	17	83	[1]	6

Net market appreciation/(depreciation)	(12)	19	25		20
Balance, end of period	$1,150	$991	$1,150		$991

1.

Net inflows in long-term assets under supervision include $19 billion of fixed income asset inflows for the nine months ended September 2014 in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business. Net inflows in liquidity products include $6 billion of inflows for the nine months ended September 2014 in connection with our acquisition of RBS Asset Management’s money market funds.

2.

Fixed income flows for the nine months ended September 2013 include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013, that were previously excluded from assets under supervision as they were assets of a consolidated subsidiary.

The table below presents our average monthly assets under supervision by asset class.

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in billions	2014	2013	2014	2013
Alternative investments	$ 146	$143	$ 145	$146

Equity	232	181	221	173

Fixed income	516	422	494	419
Long-term AUS	894	746	860	738

Liquidity products	248	226	242	235
Total AUS	$1,142	$972	$1,102	$973

Three Months Ended September 2014 versus September 2013. Net revenues in Investment Management were $1.46 billion for the third quarter of 2014, 20% higher than the third quarter of 2013, primarily due to higher management and other fees, reflecting higher average assets under supervision. In addition, incentive fees and transaction revenues were higher. During the quarter, total assets under supervision increased $8 billion to $1.15 trillion. Long-term assets under supervision increased $1 billion, including net inflows of $13 billion, largely offset by net market depreciation of $12 billion, both primarily in equity and fixed income assets. In addition, liquidity products increased $7 billion.

During the third quarter of 2014, Investment Management operated in an environment generally characterized by relatively stable asset prices. In addition, the mix of average assets under supervision was essentially unchanged compared with the second quarter of 2014. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $1.10 billion for the third quarter of 2014, 13% higher than the third quarter of 2013, due to increased compensation and benefits expenses, resulting from higher net revenues, and higher fund distribution fees. Pre-tax earnings were $358 million in the third quarter of 2014, 49% higher than the third quarter of 2013.

128	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2014 versus September 2013. Net revenues in Investment Management were $4.48 billion for the first nine months of 2014, 16% higher than the first nine months of 2013, primarily due to higher management and other fees, reflecting higher average assets under supervision. In addition, incentive fees were significantly higher, driven by a performance fee related to the sale of an investment during the first quarter of 2014. During the first nine months of 2014, total assets under supervision increased $108 billion to $1.15 trillion. Long-term assets under supervision increased $99 billion, including net inflows of $74 billion, primarily in fixed income assets (including $19 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business). Net market appreciation of $25 billion during the first nine months of 2014 was primarily in fixed income and equity assets. In addition, liquidity products increased $9 billion (including $6 billion of inflows in connection with our acquisition of RBS Asset Management’s money market funds).

During the first nine months of 2014, Investment Management operated in an environment generally characterized by improved asset prices, primarily in fixed income and equity assets, resulting in appreciation in the value of client assets. In addition, the mix of average assets under supervision shifted slightly from liquidity products to long-term assets under supervision, due to growth in fixed income and equity assets, compared with the first nine months of 2013. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $3.56 billion for the first nine months of 2014, 12% higher than the first nine months of 2013, primarily due to increased compensation and benefits expenses, resulting from higher net revenues, and higher fund distribution fees. Pre-tax earnings were $915 million in the first nine months of 2014, 33% higher than the first nine months of 2013.

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

Goldman Sachs September 2014 Form 10-Q	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet and Funding Sources

Balance Sheet Management

One of our most important risk management disciplines is our ability to manage the size and composition of our balance sheet. While our asset base changes due to client activity, market fluctuations and business opportunities, the size and composition of our balance sheet reflect (i) our overall risk tolerance, (ii) our ability to access stable funding sources and (iii) the amount of equity capital we hold. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” for information about our equity capital management process.

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

Quarterly Planning. We prepare a quarterly balance sheet plan that combines our projected total assets and composition of assets with our expected funding sources for the upcoming quarter. The objectives of this quarterly planning process are:

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

Our consolidated quarterly plan, including our balance sheet plans by business, funding projections, and projected key metrics, is reviewed by the Firmwide Finance Committee. See “Overview and Structure of Risk Management” for an overview of our risk management structure.

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

130	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Scenario Analyses. We conduct scenario analyses including as part of the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Tests (DFAST) as well as our resolution and recovery planning. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” below for further information. These scenarios cover short-term and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and equity capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

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

	As of
$ in millions	September 2014	December 2013
Excess liquidity (Global Core Excess)	$180,040	$184,070

Other cash	7,054	5,793
Excess liquidity and cash	187,094	189,863

Secured client financing	213,899	263,386

Inventory	240,209	255,534

Secured financing agreements	81,456	79,635

Receivables	47,777	39,557
Institutional Client Services	369,442	374,726

Public equity	3,915	4,308

Private equity	18,515	16,236

Debt [1]	25,208	23,274

Receivables and other [2]	28,640	17,205
Investing & Lending	76,278	61,023
Total inventory and related assets	445,720	435,749

Other assets	22,220	22,509
Total assets	$868,933	$911,507

1.

Includes $18.53 billion and $15.76 billion as of September 2014 and December 2013, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value.

2.

Includes $25.50 billion and $14.90 billion as of September 2014 and December 2013, respectively, related to loans held for investment that are accounted for at amortized cost, net of estimated uncollectible amounts. Such loans are primarily comprised of corporate loans and loans to private wealth management clients.

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

Goldman Sachs September 2014 Form 10-Q	131

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

	As of September 2014
$ in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 54,150		$ —	$ —	$ —	$ —	$ 54,150

Cash and securities segregated for regulatory and other purposes	—		44,190	—	—	—	44,190

Securities purchased under agreements to resell and federal funds sold	64,090		34,041	26,530	1,008	—	125,669

Securities borrowed	32,108		85,338	54,926	—	—	172,372

Receivables from brokers, dealers and clearing organizations	—		7,425	19,943	12	—	27,380

Receivables from customers and counterparties	—		42,905	27,834	26,887	—	97,626

Financial instruments owned, at fair value	36,746		—	240,209	48,371	—	325,326

Other assets	—		—	—	—	22,220	22,220
Total assets	$187,094		$213,899	$369,442	$76,278	$22,220	$868,933

	As of December 2013
$ in millions	Excess Liquidity and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 61,133		$ —	$ —	$ —	$ —	$ 61,133

Cash and securities segregated for regulatory and other purposes	—		49,671	—	—	—	49,671

Securities purchased under agreements to resell and federal funds sold	64,595		61,510	35,081	546	—	161,732

Securities borrowed	25,113		94,899	44,554	—	—	164,566

Receivables from brokers, dealers and clearing organizations	—		6,650	17,098	92	—	23,840

Receivables from customers and counterparties	—		50,656	22,459	15,820	—	88,935

Financial instruments owned, at fair value	39,022		—	255,534	44,565	—	339,121

Other assets	—		—	—	—	22,509	22,509
Total assets	$189,863		$263,386	$374,726	$61,023	$22,509	$911,507

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

As of September 2014, our total assets decreased $42.57 billion from December 2013 due to a decrease in assets related to secured client financing primarily reflecting a decline in the matched book, and, to a lesser extent, a decrease in Institutional Client Services primarily due to a decrease in financial instruments owned, at fair value, principally reflecting a decrease in U.S. government and federal agency obligations, partially offset by an increase in both receivables from customers and counterparties and brokers, dealers and clearing organizations, reflecting client activity. These decreases were partially offset by an increase in assets related to Investing & Lending primarily due to an increase in receivables from customers and counterparties, principally reflecting an increase in loans held for investment.

132	Goldman Sachs September 2014 Form 10-Q

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

As of September 2014, total assets on our condensed consolidated statements of financial condition were $868.93 billion, a decrease of $42.57 billion from December 2013. This decrease was primarily due to a decrease in collateralized agreements of $28.26 billion, primarily reflecting a decline in the matched book of approximately $50 billion, partially offset by an increase in other firm and client activity, and a decrease in financial instruments owned, at fair value of $13.80 billion, primarily due to a decrease in U.S government and federal agency obligations.

As of September 2014, total liabilities on our condensed consolidated statements of financial condition were $786.66 billion, a decrease of $46.38 billion from December 2013. This decrease was primarily due to a decrease in collateralized financings of $79.43 billion primarily due to client activity and firm financing activity including a decline in the matched book of approximately $50 billion. This decrease was partially offset by an increase in payables to brokers, dealers and clearing organizations of $7.77 billion, an increase in deposits of $7.14 billion and an increase in payables to customers and counterparties of $6.82 billion.

As of September 2014 and December 2013, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $96.66 billion and $164.78 billion, respectively, which were 5% lower and 5% higher, respectively, compared with the daily average amount of repurchase agreements over the respective quarters. As of September 2014, the decrease in our repurchase agreements relative to the daily average during the quarter resulted from a decrease in firm and client activity toward the end of the quarter, including a reduction in our matched book. The level of our repurchase agreements fluctuates between and within periods as a result of providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	September 2014	December 2013
Total assets	$868,933	$911,507

Unsecured long-term borrowings	$165,304	$160,965

Total shareholders’ equity	$ 82,275	$ 78,467

Leverage ratio	10.6x	11.6x

Debt to equity ratio	2.0x	2.1x

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

	As of
$ in millions, except per share amounts	September 2014	December 2013
Total shareholders’ equity	$ 82,275	$ 78,467

Deduct: Preferred stock	(9,200)	(7,200)
Common shareholders’ equity	73,075	71,267

Deduct: Goodwill and identifiable intangible assets	(4,386)	(4,376)
Tangible common shareholders’ equity	$ 68,689	$ 66,891
Book value per common share	$ 161.38	$ 152.48

Tangible book value per common share	151.70	143.11

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

Goldman Sachs September 2014 Form 10-Q	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Book value per common share and tangible book value per common share are based on common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements, of 452.8 million and 467.4 million as of September 2014 and December 2013, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding, including RSUs granted to employees with no future service requirements) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCE, exceeded 120 days as of September 2014.

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

134	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCE. We issue in different tenors, currencies and products to maximize the diversification of our investor base. The chart below presents our quarterly unsecured long-term borrowings maturity profile through the third quarter of 2020 as of September 2014.

The weighted average maturity of our unsecured long-term borrowings as of September 2014 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

Goldman Sachs September 2014 Form 10-Q	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Deposits. As part of our efforts to diversify our funding base, we raise deposits mainly through GS Bank USA and Goldman Sachs International Bank (GSIB). The tables below present the type and sources of our deposits.

	As of September 2014
$ in millions	Savings and Demand	[1]	Time	[2]
Private bank deposits [3]	$31,904		$ 658

Certificates of deposit	—		24,561

Deposit sweep programs [4]	15,029		—

Institutional	25		5,774
Total [5]	$46,958		$30,993

	As of December 2013
$ in millions	Savings and Demand	[1]	Time	[2]
Private bank deposits [3]	$30,475		$ 212

Certificates of deposit	—		19,709

Deposit sweep programs [4]	15,511		—

Institutional	33		4,867
Total [5]	$46,019		$24,788

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity of approximately three years as of both September 2014 and December 2013.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Represents long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

5.	Deposits insured by the FDIC as of September 2014 and December 2013 were approximately $43.83 billion and $41.22 billion, respectively.

Unsecured Short-Term Borrowings. A significant portion of our short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use short-term borrowings to finance liquid assets and for other cash management purposes. We issue hybrid financial instruments, commercial paper and promissory notes.

As of September 2014 and December 2013, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $48.28 billion and $44.69 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

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

We principally manage the level and composition of our equity capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts, and other subordinated debt or other forms of capital as business conditions warrant. Prior to any repurchases, we must receive confirmation that the Board of Governors of the Federal Reserve System (Federal Reserve Board) does not object to such capital actions. We manage our capital requirements and the levels of our capital usage principally by setting limits on balance sheet assets and/or limits on risk, in each case both at the consolidated and business levels. See Notes 16 and 19 to the condensed consolidated financial statements for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

136	Goldman Sachs September 2014 Form 10-Q

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

As of September 2014, under the share repurchase program approved by the Board of Directors of Group Inc. (Board), we can repurchase up to 32.0 million additional shares of common stock; however, prior to any such repurchases, we must receive confirmation that the Federal Reserve Board does not object to such capital actions. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of the September 2014 Form 10-Q and Note 19 to the condensed consolidated financial statements for additional information about our share repurchase program and see below for information about our capital planning and stress testing process.

Capital Planning and Stress Testing Process. Our capital planning and stress testing process incorporates our internally designed stress tests and those required under CCAR and DFAST. The process is designed to identify and measure material risks associated with our business activities. We also perform an internal risk-based capital assessment, attribute capital usage to each of our businesses and maintain a contingency capital plan. The following is a description of our capital planning and stress testing process:

•

Stress Testing. Our stress testing process incorporates an internal capital adequacy assessment with the objective of ensuring that the firm is appropriately capitalized relative to the risks in our business. As part of our assessment, we project sources and uses of capital given a range of business environments, including stressed conditions. Our stress scenarios incorporate our internally designed stress tests, including our internally developed severely adverse scenario, and those required under CCAR and DFAST rules and are designed to capture our specific vulnerabilities and risks and to analyze whether we hold an appropriate amount of capital. Our goal is to hold sufficient capital to ensure we remain adequately capitalized after experiencing a severe stress event. Our assessment of capital adequacy is viewed in tandem with our assessment of liquidity adequacy and is integrated into our overall risk management structure, governance and policy framework. We provide additional information about our stress test processes and a summary of the results on our web site as described under “Available Information” below.

•

Internal Risk-Based Capital Assessment. Our capital planning process includes an internal risk-based capital assessment. This assessment incorporates market risk, credit risk and operational risk. Market risk is calculated by using Value-at-Risk (VaR) calculations supplemented by risk-based add-ons which include risks related to rare events (tail risks). Credit risk utilizes assumptions about our counterparties’ probability of default and the size of our losses in the event of a default. Operational risk is calculated based on scenarios incorporating multiple types of operational failures as well as incorporating internal and external actual loss experience. Backtesting is used to gauge the effectiveness of models at capturing and measuring relevant risks.

•

Capital Attribution. We attribute capital usage to each of our businesses based upon regulatory capital requirements as well as our internal risk-based capital assessment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

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

Goldman Sachs September 2014 Form 10-Q	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Federal Reserve Board evaluates us based, in part, on whether we have the capital necessary to continue operating under the baseline and stress scenarios provided by the Federal Reserve Board and those developed internally. This evaluation also takes into account our process for identifying risk, our controls and governance for capital planning, and our guidelines for making capital planning decisions. In addition, the Federal Reserve Board evaluates our plan to make capital distributions (i.e., dividend payments, repurchases or redemptions of stock, subordinated debt or other capital securities) and issue capital, across a range of macroeconomic scenarios and firm-specific assumptions.

In addition, the DFAST rules require us to conduct stress tests on a semi-annual basis and publish a summary of certain results. The annual DFAST submission is incorporated into our CCAR submission. The Federal Reserve Board also conducts its own annual stress tests and publishes a summary of certain results.

We submitted our initial 2014 CCAR to the Federal Reserve Board in January 2014 and, based on the Federal Reserve Board feedback, we submitted revised capital actions in March 2014. The Federal Reserve Board informed us that it did not object to our revised capital actions, including the repurchase of outstanding common stock, a potential increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities through the first quarter of 2015. We published a summary of our annual DFAST results in March 2014. See “Available Information” below.

We submitted the results of our mid-cycle DFAST to the Federal Reserve Board in July 2014 and published a summary of our mid-cycle DFAST results under our internally developed severely adverse scenario in September 2014. We provide additional information on our internal stress test processes, our internally developed severely adverse scenario used for mid-cycle DFAST and a summary of the results on our web site as described under “Available Information” below.

In October 2014, the Federal Reserve Board issued a final rule to modify the regulations for capital planning and stress testing. The final rule changes the due dates for submitting the capital plan and stress test results beginning with the 2016 capital plan cycle and includes certain modifications to the rule, including a limitation on capital distributions to the extent that actual capital issuances are less than the amount indicated in the capital plan.

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

Resolution and Recovery Plans. We are required by the Federal Reserve Board and the FDIC to submit an annual plan that describes our strategy for a rapid and orderly resolution (resolution plan) in the event of material financial distress or failure. We are also required by the Federal Reserve Board to submit, on an annual basis, a global recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress. We submitted our 2013 resolution plan in September 2013 and our 2014 resolution plan in June 2014. In August 2014, we, along with other industry participants, were notified by the Federal Reserve Board and the FDIC that certain shortcomings in the 2013 resolution plans must be addressed in the 2015 resolution plans, which are required to be submitted on or before July 1, 2015.

In addition, GS Bank USA is required by the FDIC to submit a resolution plan. GS Bank USA submitted its 2013 resolution plan in September 2013 and its 2014 resolution plan in June 2014.

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

138	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Consolidated Regulatory Capital

As of December 2013, we were subject to the risk-based capital regulations of the Federal Reserve Board that were based on the Basel I Capital Accord of the Basel Committee on Banking Supervision (Basel Committee), and incorporated the revised market risk regulatory capital requirements, which became effective on January 1, 2013 (together, the Prior Capital Rules).

As of January 1, 2014, we became subject to the Federal Reserve Board’s revised risk-based capital and leverage regulations (Revised Capital Framework), subject to certain transitional provisions. These regulations are largely based on the Basel Committee’s final capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, we are an “Advanced approach” banking organization.

We were notified in the first quarter of 2014 that we had completed a “parallel run” to the satisfaction of the Federal Reserve Board, as required under the Revised Capital Framework. As such, additional changes in our capital requirements became effective April 1, 2014. Accordingly:

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

•

As of and for the three months ended June 2014 and September 2014, regulatory capital continues to be calculated under the Revised Capital Framework, but RWAs are required to be calculated using both the Advanced approach and the market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules) as well as the Hybrid Capital Rules. The lower of the ratios calculated under the Basel III Advanced Rules and those calculated under the Hybrid Capital Rules are the binding regulatory risk-based capital requirements for the firm.

As a result of the changes in the applicable capital framework in 2014, our capital ratios as of September 2014 and those as of December 2013 included in Note 20 to the condensed consolidated financial statements are calculated on a different basis and, accordingly, are not comparable. See Note 20 to the condensed consolidated financial statements and the 2013 Form 10-K for the firm’s capital ratios as of December 2013 and for a description of the Prior Capital Rules.

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

Goldman Sachs September 2014 Form 10-Q	139

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

The primary difference between the Basel III Advanced Rules and the Standardized Capital Rules is that the latter utilizes prescribed risk-weightings for credit RWAs and does not contemplate the use of internal models to compute exposure for credit risk on derivatives and securities financing transactions, whereas the Basel III Advanced Rules permit the use of such models, subject to supervisory approval. In the Standardized Capital Rules, the exposure measure for securities financing transactions is calculated to reflect adjustments for potential price volatility, the size of which depends on factors such as the type and maturity of the security, and whether it is denominated in the same currency as the other side of the financing transaction. In addition, RWAs under the Standardized Capital Rules depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity), rather than on assessments of each counterparty’s creditworthiness. Furthermore, the Standardized Capital Rules do not include a capital requirement for operational risk. RWAs for market risk under both sets of rules incorporate the revised market risk regulatory capital requirements.

We also attribute RWAs to our business segments. As of September 2014, approximately 70% of RWAs were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment.

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

	September 2014 Minimum Ratio	[1]	January 2019 Minimum Ratio
CET1 ratio	4.0%		8.5%	[3]

Tier 1 capital ratio	5.5%		10.0%	[3]

Total capital ratio	8.0%		12.0%	[3]

Tier 1 leverage ratio [2]	4.0%		4.0%

1.	Does not reflect the capital conservation buffer or provisional G-SIB buffer discussed below.

2.

Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

3.	Includes the required increases in minimum ratios on January 1, 2015, the capital conservation buffer of 2.5% and a provisional G-SIB buffer of 1.5% discussed below.

The table below presents the supplementary leverage ratio that becomes effective in January 2018. See “Supplementary Leverage Ratio” below for further information.

Minimum Ratio
Supplementary leverage ratio	5.0%

Under the Revised Capital Framework, on January 1, 2015 the minimum CET1 ratio will increase from 4.0% to 4.5% and the minimum Tier 1 capital ratio will increase from 5.5% to 6.0%. In addition, these minimum ratios will be supplemented by a new capital conservation buffer that phases in, beginning January 1, 2016, in increments of 0.625% per year until it reaches 2.5% on January 1, 2019.

140	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The January 2019 minimum ratios in the table above assume the future implementation of an additional preliminary buffer for Global Systemically Important Banks (G-SIBs). Under the methodology published by the Basel Committee, the required amount of additional CET1 for these institutions will initially range from 1% to 2.5% and could be higher in the future for a banking institution that increases its systemic footprint (e.g., by increasing total assets). In November 2013, the Financial Stability Board (established at the direction of the leaders of the Group of 20) indicated that, based on our 2012 financial data, we would be required to hold an additional 1.5% of CET1 as a G-SIB. The Federal Reserve Board has indicated that it intends to implement capital buffers for certain G-SIBs that are higher than those calculated under the methodology published by the Basel Committee. The minimum ratios in the table above do not reflect an estimate of this higher buffer. The final determination of the amount of additional CET1 that we will be required to hold will be based on the U.S. banking regulators’ implementation of the Basel Committee’s methodology. The Basel Committee indicated that G-SIBs will be required to meet the capital surcharges on a phased-in basis beginning in 2016 through 2019.

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

	As of
$ in millions	September 2014	December 2013
Common shareholders’ equity	$ 73,075	$ 71,267

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,918)	(2,931)

Deductions for investments in nonconsolidated financial institutions	(1,129)	(1,792)

Other adjustments	(87)	360
CET1	$ 68,941	$ 66,904
Basel III Advanced RWAs	$586,427	$590,371

Basel III Advanced CET1 ratio	11.8%	11.3%

Standardized RWAs	$618,820	$629,268

Standardized CET1 ratio	11.1%	10.6%

Although the Standardized CET1 ratio is not applicable until 2015 and the Basel III Advanced CET1 transitional ratio did not become applicable until April 1, 2014, we believe that these ratios are meaningful because they are measures that we, our regulators and investors use to assess capital adequacy. The Basel III Advanced CET1 transitional ratio as of December 2013 and the Standardized CET1 transitional ratios as of both September 2014 and December 2013 are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies (as of those dates). The Basel III Advanced CET1 transitional ratio became a formal regulatory measure for the firm on April 1, 2014.

In the table above:

•

The deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, represents goodwill of $3.71 billion as of both September 2014 and December 2013, and identifiable intangible assets of $136 million (20% of $680 million) and $134 million (20% of $671 million) as of September 2014 and December 2013, respectively, net of associated deferred tax liabilities of $924 million and $908 million as of September 2014 and December 2013, respectively. The remaining 80% of the deduction of identifiable intangible assets will be phased in ratably per year from 2015 to 2018. Identifiable intangible assets that are not deducted during the transitional period are risk weighted.

Goldman Sachs September 2014 Form 10-Q	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

The deduction for investments in nonconsolidated financial institutions represents the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. As of both September 2014 and December 2013, 20% of the deduction was reflected (calculated based on transitional thresholds). The remaining 80% will be phased in ratably per year from 2015 to 2018. The balance that is not deducted during the transitional period is risk weighted. The decrease from December 2013 to September 2014 primarily reflects both cash and in-kind distributions we received related to our fund investments.

•

Other adjustments primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. As of both September 2014 and December 2013, 20% of the deductions related to credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions were included in other adjustments within CET1. The remaining 80% will be phased in ratably per year from 2015 to 2018.

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

	As of
$ in millions	September 2014	December 2013
Common shareholders’ equity	$ 73,075	$ 71,267

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,459)	(3,468)

Deductions for investments in nonconsolidated financial institutions	(5,806)	(9,091)

Other adjustments	(1,139)	(489)
CET1	$ 62,671	$ 58,219
Basel III Advanced RWAs	$593,461	$594,662

Basel III Advanced CET1 ratio	10.6%	9.8%

Standardized RWAs	$626,442	$635,092

Standardized CET1 ratio	10.0%	9.2%

Although the fully phased in capital ratios are not applicable until 2019, we believe that the ratios in the above table are meaningful because they are measures that we, our regulators and investors use to assess capital adequacy. The fully phased-in Basel III Advanced CET1 ratios and Standardized CET1 ratios are non-GAAP measures as of both September 2014 and December 2013 and may not be comparable to similar non-GAAP measures used by other companies (as of those dates).

142	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above:

•

The deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, represents goodwill of $3.71 billion as of both September 2014 and December 2013, and identifiable intangible assets of $680 million and $671 million as of September 2014 and December 2013, respectively, net of associated deferred tax liabilities of $927 million and $908 million as of September 2014 and December 2013, respectively.

•

The deduction for investments in nonconsolidated financial institutions represents the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2013 to September 2014 primarily reflects both cash and in-kind distributions we received related to our fund investments.

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

Supplementary Leverage Ratio

The Revised Capital Framework introduces a new supplementary leverage ratio for Advanced approach banking organizations. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as the sum of the firm’s assets less certain deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments. The Revised Capital Framework requires a minimum supplementary leverage ratio of 5.0% (comprised of the minimum requirement of 3.0% plus a 2.0% buffer) for U.S. banks deemed to be G-SIBs, effective January 1, 2018, but with disclosure required beginning in the first quarter of 2015.

In September 2014, the U.S. federal bank regulatory agencies approved a final rule that implements the supplementary leverage ratio aligned with the definition of leverage established by the Basel Committee in January 2014 (the Final Rule). As of September 2014, our supplementary leverage ratio (reflecting the Final Rule) was 4.9%, including Tier 1 capital on a fully phased-in basis of $71.38 billion (CET1 of $62.67 billion plus perpetual non-cumulative preferred stock of $9.20 billion less other adjustments of $490 million) divided by total leverage exposure of $1.45 trillion (total average assets of $865 billion plus adjustments of $585 billion, primarily comprised of off-balance-sheet exposure related to derivatives, commitments and guarantees).

Our supplementary leverage ratio (reflecting the Final Rule) was greater than 5.2% as of September 2014 after adjusting for the capital impact of reducing the firm’s fund investments to comply with the Volcker Rule. See “Regulatory Developments” below for information about the Volcker Rule.

We believe that the supplementary leverage ratios are meaningful because they are measures that we, our regulators and investors use to assess capital adequacy. The supplementary leverage ratios are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies.

These estimated supplementary leverage ratios are based on our current interpretation and understanding of the Final Rule and may evolve as we discuss its interpretation and application with our regulators.

Goldman Sachs September 2014 Form 10-Q	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Subsidiary Capital Requirements

Many of our subsidiaries, including GS Bank USA and our broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate.

GS Bank USA. GS Bank USA is subject to minimum capital requirements that are calculated in a manner similar to those applicable to bank holding companies and computes its risk-based capital ratios in accordance with the regulatory capital requirements applicable to state member banks, which, as of September 2014, were based on the Revised Capital Framework and, as of December 2013, were based on the Prior Capital Rules. The capital regulations also include requirements with respect to leverage.

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

GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by its regulators about components of capital, risk weightings and other factors.

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

In addition, under Federal Reserve Board rules finalized in September 2014, commencing January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. As of September 2014, GS Bank USA’s supplementary leverage ratio under the Final Rule and on a fully phased-in basis was 5.9%. This estimated supplementary leverage ratio is based on our current interpretation and understanding of the Final Rule and may evolve as we discuss its interpretation and application with our regulators.

See Note 20 to the condensed consolidated financial statements for further information about the Revised Capital Framework as it relates to GS Bank USA.

GSI. Our regulated U.K. broker-dealer, Goldman Sachs International (GSI), is one of the firm’s principal non-U.S. regulated subsidiaries and is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). Effective January 1, 2014, GSI became subject to capital regulations which are largely based on Basel III and which, similar to the Revised Capital Framework, also introduce leverage ratio reporting requirements in the future. As of September 2014, GSI had a CET1 ratio of 8.4%, a Tier 1 capital ratio of 8.4% and a Total capital ratio of 11.2%. Under PRA rules, as of September 2014, GSI is required to maintain a minimum CET1 ratio of 4.0%, Tier 1 capital ratio of 5.5%, and Total capital ratio of 8.0%. In January 2015, the minimum CET1 ratio requirement will increase to 4.5%, and the minimum Tier 1 capital ratio requirement will increase to 6.0%. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above.

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

144	Goldman Sachs September 2014 Form 10-Q

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of September 2014 and December 2013, Group Inc.’s equity investment in subsidiaries was $77.82 billion and $73.39 billion, respectively, compared with its total shareholders’ equity of $82.28 billion and $78.47 billion, respectively.

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

See “Business — Regulation” in Part I, Item 1 of the 2013 Form 10-K for more information on the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations. In addition, see Note 20 to the condensed consolidated financial statements for information about regulatory developments as they relate to our regulatory capital and leverage ratios, and “Liquidity Risk Management — Liquidity Framework” below for information on the U.S. federal bank regulatory agencies’ final rules implementing the liquidity coverage ratio.

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

Goldman Sachs September 2014 Form 10-Q	145

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Volcker Rule

In December 2013, the final rules to implement the provisions of the Dodd-Frank Act referred to as the “Volcker Rule” were adopted. We are required to be in compliance with the rule (including the development of an extensive compliance program) by July 2015 with certain provisions of the rule subject to possible extensions through July 2017. We are also required to calculate daily quantitative metrics on certain trading activities and deliver these metrics to regulators on a monthly basis. In July 2014, we commenced the calculation of these required quantitative metrics and in September 2014, we commenced the monthly delivery of these metrics to regulators.

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

Our current investment in funds that are calculated using NAV is $11.38 billion as disclosed in Note 6 to the condensed consolidated financial statements. In order to be compliant with the Volcker Rule, we will be required to reduce most of our interests in these funds by the prescribed compliance date. To the extent that the underlying investments of particular funds are not sold, we may be required to sell our investments in such funds. If that occurs, we may receive a value for our investments that is less than the then carrying value as there could be a limited secondary market for these investments and we may be unable to sell them in orderly transactions.

In March 2012, we began redeeming certain interests in our hedge funds and since then, we have redeemed approximately $2.55 billion of our interests in these funds, including approximately $285 million and $345 million during the three and nine months ended September 2014, respectively. We have submitted additional redemption requests for approximately $375 million of our interests in hedge funds. Excluding the interests related to these redemption requests, the remainder of our investments in hedge funds primarily include interests where the underlying assets are illiquid in nature, and proceeds from redemptions will not be received until the underlying assets are liquidated or distributed.

Although our net revenues from investments in our private equity, credit, real estate and hedge funds may vary from period to period, our aggregate net revenues from these investments were not material to our aggregate total net revenues over the period from 1999 through the third quarter of 2014.

146	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Swap Dealers and Derivatives Regulation

The Dodd-Frank Act also provides for significantly increased regulation of and restrictions on derivative markets. The firm has registered certain subsidiaries as “swap dealers” under the U.S. Commodity Futures Trading Commission (CFTC) rules, including GS&Co., GS Bank USA, GSI, and J. Aron & Company. These entities and other entities that would require registration under the CFTC or SEC rules will be subject to regulatory capital requirements, which have not been finalized by the CFTC and SEC. In September 2014, a number of U.S. federal bank regulatory agencies (acting jointly) and the CFTC issued separate proposals that would impose mandatory margining requirements for certain swaps that are not cleared. Similar regulations have been proposed or adopted in jurisdictions outside the United States, including the adoption of standardized execution and clearing, margining and reporting requirements for OTC derivatives. For instance, the EU has established a set of new regulatory requirements for OTC derivatives activities under the European market infrastructure regulation. These requirements include various risk mitigation requirements and regulatory reporting and clearing requirements. The full application of new derivatives rules across different national and regulatory jurisdictions has not yet been fully established.

In October 2014, we, along with a number of other major global banks, indicated an intent to adhere to a new International Swaps and Derivatives Association (ISDA) protocol (the Protocol) that is being developed in coordination with the Financial Stability Board, which is expected to take effect in January 2015. The Protocol would impose a stay on certain cross-default and early termination rights within standard ISDA derivatives contracts between adhering parties in the event that one of them is subject to resolution in its home jurisdiction, including a resolution under Title II of the Dodd-Frank Act in the United States. The Protocol is expected to be adopted more broadly in the future, following the adoption of regulations by banking regulators, and expanded to include instances where a U.S. financial holding company becomes subject to proceedings under the U.S. bankruptcy code.

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

Goldman Sachs September 2014 Form 10-Q	147

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

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in the September 2014 Form 10-Q. In addition, see Note 3 to the condensed consolidated financial statements for a discussion of our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 11 to the condensed consolidated financial statements.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Guarantees	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Derivatives	See “Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the condensed consolidated financial statements.

148	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our unsecured long-term borrowings, secured long-term financings, time deposits and contractual interest payments, all of which are included in our condensed consolidated statements of financial condition. Our obligations to make future cash payments also include certain off-balance-sheet contractual obligations such as purchase obligations, minimum rental payments under noncancelable leases and commitments and guarantees. The table below presents our contractual obligations, commitments and guarantees as of September 2014.

$ in millions	Remainder of 2014	2015- 2016	2017- 2018	2019- Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 4,535	$ 5,921	$ 7,352	$ 17,808

Secured long-term financings	—	3,565	2,221	1,267	7,053

Unsecured long-term borrowings	—	27,809	45,232	92,263	165,304

Contractual interest payments	1,338	13,720	10,714	38,662	64,434

Subordinated liabilities issued by consolidated VIEs	4	—	—	618	622

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	1,580	23,786	34,554	30,289	90,209

Contingent and forward starting resale and securities borrowing agreements	43,723	2,283	243	—	46,249

Forward starting repurchase and secured lending agreements	11,349	—	—	—	11,349

Letters of credit	51	283	10	4	348

Investment commitments [1]	718	2,924	12	387	4,041

Other commitments	4,358	396	13	60	4,827

Minimum rental payments	84	622	491	1,079	2,276

Derivative guarantees	249,539	419,025	50,265	80,327	799,156

Securities lending indemnifications	30,521	—	—	—	30,521

Other financial guarantees	611	551	1,162	2,059	4,383

1.

$2.91 billion of commitments to covered funds (as defined by the Volcker Rule) are included in the remainder of 2014 and 2015-2016 columns. We expect that substantially all of these commitments will not be called.

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

•	Unsecured long-term borrowings includes $8.09 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

The aggregate contractual principal amount of secured long-term financings and unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $158 million and $400 million, respectively.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of September 2014, and includes stated coupons, if any, on structured notes.

Goldman Sachs September 2014 Form 10-Q	149

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See Notes 15 and 18 to the condensed consolidated financial statements for further information about our short-term borrowings and commitments and guarantees, respectively.

As of September 2014, our unsecured long-term borrowings were $165.30 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

As of September 2014, our future minimum rental payments net of minimum sublease rentals under noncancelable leases were $2.28 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and nine months ended September 2014, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

150	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	151

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

In addition, independent control and support functions, which report to the chief financial officer, the chief risk officer, the general counsel and the chief administrative officer, are responsible for day-to-day oversight or monitoring of risk, as discussed in greater detail in the following sections. Internal Audit, which reports to the Audit Committee of the Board and includes professionals with a broad range of audit and industry experience, including risk management expertise, is responsible for independently assessing and validating key controls within the risk management framework.

152	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	153

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

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of the firm’s financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by the firm’s chief financial officer and the firm’s chief risk officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Risk Committee. The chairperson of the Securities Division Risk Committee is appointed by the chairpersons of the Firmwide Risk Committee; the chairpersons of the Credit Policy and Firmwide Operational Risk Committees are appointed by the firm’s chief risk officer; the chairpersons of the Firmwide Finance Committee and the Firmwide Technology Risk Committee are appointed by the Firmwide Risk Committee; and the chairpersons of the Firmwide Investment Policy Committee are appointed by the firm’s president and chief operating officer in conjunction with the firm’s chief financial officer.

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

154	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	155

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

As of September 2014 and December 2013, the fair value of the securities and certain overnight cash deposits included in our GCE totaled $180.04 billion and $184.07 billion, respectively. Based on the results of our internal liquidity risk model, discussed below, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both September 2014 and December 2013 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCE.

	Average for the
$ in millions	Three Months Ended September 2014	Year Ended December 2013
U.S. dollar-denominated	$138,577	$136,824

Non-U.S. dollar-denominated	44,415	45,826
Total	$182,992	$182,650

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

156	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of our GCE by asset class.

	Average for the
$ in millions	Three Months Ended September 2014	Year Ended December 2013
Overnight cash deposits	$ 59,283	$ 61,265

U.S. government obligations	64,051	76,019

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	17,651	2,551

German, French, Japanese and United Kingdom government obligations	42,007	42,815
Total	$182,992	$182,650

The table below presents our GCE held by Group Inc. and our major broker-dealer and bank subsidiaries.

	Average for the
$ in millions	Three Months Ended September 2014	Year Ended December 2013
Group Inc.	$ 37,295	$ 29,752

Major broker-dealer subsidiaries	92,215	93,103

Major bank subsidiaries	53,482	59,795
Total	$182,992	$182,650

Our GCE reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

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

In addition to our GCE, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCE. The fair value of these assets averaged $87.72 billion for the three months ended September 2014 and $90.77 billion for the year ended December 2013. We do not consider these assets liquid enough to be eligible for our GCE liquidity pool and therefore conservatively do not assume we will generate liquidity from these assets in our Modeled Liquidity Outflow.

Goldman Sachs September 2014 Form 10-Q	157

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

158	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Exchange-Traded and OTC-cleared Derivatives

•	Contingent: Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded and OTC-cleared derivatives.

•	Contingent: An increase in initial margin and guaranty fund requirements by derivative clearing houses.

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

The following are key modeling elements of the Intraday Liquidity Model:

•	Liquidity needs over a one-day settlement period.

•	Delays in receipt of counterparty cash payments.

•	A reduction in the availability of intraday credit lines at our third-party clearing agents.

•	Higher settlement volumes due to an increase in activity.

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

Goldman Sachs September 2014 Form 10-Q	159

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2014, Group Inc. had $29.39 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $27.49 billion invested in GSI, a regulated U.K. broker-dealer; $2.27 billion invested in GSEC, a U.S. registered broker-dealer; $2.92 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; $23.14 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.54 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $82.79 billion of unsubordinated loans and $7.99 billion of collateral to these entities, substantially all of which was to GS&Co., GSI and GS Bank USA, as of September 2014. In addition, as of September 2014, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Liquidity Framework

The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring calls for imposition of a liquidity coverage ratio (LCR), designed to ensure that banks and bank holding companies maintain an adequate level of unencumbered high-quality liquid assets based on expected cash outflows under an acute liquidity stress scenario. Under the Basel Committee framework, the LCR will be introduced on January 1, 2015 and there will be a phase-in period whereby firms will have a 60% minimum in 2015 which will increase by 10% per year until 2019.

160	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In addition, in September 2014, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC approved the final rules on minimum liquidity standards that are generally consistent with the Basel Committee’s framework as described above, but include accelerated transition provisions, and more stringent requirements related to both the range of assets that qualify as high-quality liquid assets and cash outflow assumptions for certain types of funding. Under the accelerated transition timeline, the LCR will be introduced on January 1, 2015 and there will be a U.S. phase-in period whereby firms will have an 80% minimum in 2015 which will increase by 10% per year until 2017. Our current estimate of the LCR exceeds the fully phased-in minimum requirement, however this estimate is based on our current interpretation and understanding of the new frameworks and may evolve as we discuss their interpretation and application with our regulators.

The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring also calls for a net stable funding ratio (NSFR), designed to promote more medium- and long-term funding of the assets and activities of banks and bank holding companies. On October 31, 2014, the Basel Committee issued the final rules on the calculation of the NSFR which requires banks to maintain a stable funding profile in relation to the composition of their assets and off-balance sheet activities. Under the Basel Committee framework, the NSFR will be introduced as a requirement on January 1, 2018. For U.S. banking organizations, the NSFR is subject to implementation by the U.S. federal bank regulatory agencies.

We are currently evaluating the impact of both the LCR and the NSFR rules. The implementation of these rules (and any amendments adopted by the U.S. federal bank regulatory agencies) could impact our liquidity and funding requirements and practices in the future.

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

The table below presents the unsecured credit ratings by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Services (S&P), and Rating and Investment Information, Inc. (R&I) and outlook of Group Inc. During the third quarter of 2014, as part of a reassessment of its ratings criteria for certain capital instruments issued by financial institutions, S&P lowered the ratings on our Trust Preferred Securities and Preferred Stock from BB+ to BB.

As of September 2014
	DBRS		Fitch	Moody’s	S&P	R&I
Short-term Debt	R-1 (middle)		F1	P-2	A-2	a-1

Long-term Debt [1]	A (high)		A	Baa1	A-	A+

Subordinated Debt	A		A-	Baa2	BBB+	A

Trust Preferred [2]	A		BBB-	Baa3	BB	N/A

Preferred Stock [3]	BBB (high	)	BB+	Ba2	BB	N/A

Ratings Outlook	Stable		Stable	Stable	Negative	Negative

1.	Fitch, Moody’s and S&P include the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

2.	Trust preferred securities issued by Goldman Sachs Capital I.

3.	DBRS, Fitch, Moody’s and S&P include Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings of GS Bank USA, GSIB, GS&Co. and GSI.

As of September 2014
	Fitch	Moody’s	S&P
GS Bank USA
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A+	A2	N/A
GSIB
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A	A2	N/A
GS&Co.
Short-term Debt	F1	N/A	A-1

Long-term Debt	A	N/A	A
GSI
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Goldman Sachs September 2014 Form 10-Q	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	our liquidity, market, credit and operational risk management practices;

•	the level and variability of our earnings;

•	our capital base;

•	our franchise, reputation and management;

•	our corporate governance; and

•	the external operating environment, including the assumed level of government support.

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

	As of
$ in millions	September 2014	December 2013
Additional collateral or termination payments for a one-notch downgrade	$1,340	$ 911

Additional collateral or termination payments for a two-notch downgrade	3,206	2,989

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

Nine Months Ended September 2014. Our cash and cash equivalents decreased by $6.98 billion to $54.15 billion at the end of the third quarter of 2014. We used net cash of $23.18 billion for operating and investing activities. We generated $16.20 billion in net cash from financing activities primarily from net issuances of unsecured long-term borrowings and preferred stock, and net deposits.

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

162	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	163

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

When calculating VaR, we use historical simulations with full valuation of approximately 70,000 market factors. VaR is calculated at a position level based on simultaneously shocking the relevant market risk factors for that position. We sample from five years of historical data to generate the scenarios for our VaR calculation. The historical data is weighted so that the relative importance of the data reduces over time. This gives greater importance to more recent observations and reflects current asset volatilities, which improves the accuracy of our estimates of potential loss. As a result, even if our positions included in VaR were unchanged, our VaR would increase with increasing market volatility and vice versa.

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

164	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	165

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

The following table presents average daily VaR.

$ in millions Risk Categories	Three Months Ended September		Nine Months Ended September
	2014	2013	2014	2013
Interest rates	$ 46	$ 68	$ 54	$ 63

Equity prices	24	30	27	30

Currency rates	19	17	17	18

Commodity prices	20	17	21	19

Diversification effect	(43)	(48)	(44)	(50)
Total	$ 66	$ 84	$ 75	$ 80

Our average daily VaR decreased to $66 million for the third quarter of 2014 from $84 million for the third quarter of 2013, primarily reflecting a decrease in the interest rates category due to lower levels of volatility and reduced exposures.

Our average daily VaR decreased to $75 million for the nine months ended September 2014 from $80 million for the nine months ended September 2013, primarily reflecting a decrease in the interest rates category due to lower levels of volatility and reduced exposures, partially offset by a decrease in the diversification benefit across risk categories.

The following table presents quarter-end VaR and high and low VaR.

$ in millions Risk Categories	As of		Three Months Ended September 2014
	September	June
	2014	2014	High	Low
Interest rates	$ 43	$ 53	$56	$38

Equity prices	28	29	34	18

Currency rates	23	16	30	13

Commodity prices	23	21	26	15

Diversification effect	(49)	(43)
Total	$ 68	$ 76	$78	$56

Our daily VaR decreased to $68 million as of September 2014 from $76 million as of June 2014, primarily reflecting a decrease in the interest rates category principally due to lower levels of volatility, and an increase in the diversification benefit across risk categories. These decreases were partially offset by an increase in the currency rates category principally due to increased exposures.

During the third quarter of 2014, the firmwide VaR risk limit was not exceeded, raised or reduced.

166	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects our daily VaR over the last four quarters.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the third quarter of 2014 (i.e., a VaR exception).

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

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for the quarter ended September 2014.

Goldman Sachs September 2014 Form 10-Q	167

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

	As of
$ in millions Asset Categories	September 2014	June 2014
Equity	$2,217	$2,259

Debt	1,594	1,727
Total	$3,811	$3,986

Credit Spread Sensitivity on Derivatives and Borrowings. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $4 million (including hedges) as of both September 2014 and June 2014. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a gain of $11 million and $10 million (including hedges) as of September 2014 and June 2014, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. As of September 2014 and June 2014, the firm had $25.50 billion and $21.39 billion, respectively, of loans held for investment which were accounted for at amortized cost and included in “Receivables from customers and counterparties,” substantially all of which had floating interest rates. As of September 2014 and June 2014, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $225 million and $194 million, respectively, of additional interest income over a 12-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 8 to the condensed consolidated financial statements for further information about loans held for investment.

168	Goldman Sachs September 2014 Form 10-Q

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

Other Market Risk Considerations

In addition, as of September 2014 and June 2014, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

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

Goldman Sachs September 2014 Form 10-Q	169

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

170	Goldman Sachs September 2014 Form 10-Q

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

We use credit limits at various levels (counterparty, economic group, industry, country) to control the size of our credit exposures. Limits for counterparties and economic groups are reviewed regularly and revised to reflect changing risk appetites for a given counterparty or group of counterparties. Limits for industries and countries are based on the firm’s risk tolerance and are designed to allow for regular monitoring, review, escalation and management of credit risk concentrations.

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

Goldman Sachs September 2014 Form 10-Q	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposures

As of September 2014, our credit exposures increased as compared with December 2013, primarily reflecting increases in loans and lending commitments. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased from December 2013, primarily reflecting an increase in loans and lending commitments. During the nine months ended September 2014, there were approximately five additional counterparty defaults compared with the same prior year period, primarily related to loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties, and were primarily related to loans and lending commitments. Estimated losses associated with counterparty defaults were higher compared with the same prior year period and were not material to the firm. The firm’s credit exposures are described further below.

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

172	Goldman Sachs September 2014 Form 10-Q

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

	As of September 2014
$ in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 1,331	$ 768	$ 3,483	$ 5,582	$ (2,194)	$ 3,388	$ 3,082

AA/Aa2	7,056	12,378	37,738	57,172	(40,800)	16,372	10,788

A/A2	9,854	20,254	27,514	57,622	(43,353)	14,269	9,130

BBB/Baa2	5,909	7,905	25,921	39,735	(28,311)	11,424	6,994

BB/Ba2 or lower	2,987	5,768	4,866	13,621	(5,377)	8,244	6,902

Unrated	559	110	109	778	(39)	739	462
Total	$27,696	$47,183	$99,631	$174,510	$(120,074)	$54,436	$37,358

	As of December 2013
$ in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 473	$ 1,470	$ 2,450	$ 4,393	$ (2,087)	$ 2,306	$ 2,159

AA/Aa2	3,463	7,642	29,926	41,031	(27,918)	13,113	8,596

A/A2	12,693	25,666	29,701	68,060	(48,803)	19,257	11,188

BBB/Baa2	4,377	10,112	24,013	38,502	(29,213)	9,289	5,952

BB/Ba2 or lower	2,972	6,188	4,271	13,431	(5,357)	8,074	6,381

Unrated	1,289	45	238	1,572	(9)	1,563	1,144
Total	$25,267	$51,123	$90,599	$166,989	$(113,387)	$53,602	$35,420

Goldman Sachs September 2014 Form 10-Q	173

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

•

Securities Financing Transactions. The firm enters into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. The firm bears credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. The firm also has credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We had approximately $33 billion and $29 billion as of September 2014 and December 2013, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both September 2014 and December 2013, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

•

Other Credit Exposures. The firm is exposed to credit risk from its receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial cash margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $22 billion and $18 billion as of September 2014 and December 2013, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 48% and 55% in the Americas, approximately 12% and 10% in Asia as of September 2014 and December 2013, respectively, and approximately 40% and 35% in EMEA as of September 2014 and December 2013, respectively.

In addition, the firm extends other loans and lending commitments to its private wealth clients that are generally longer-term in nature and are primarily secured by residential real estate or other assets. The gross exposure related to such loans and lending commitments was approximately $16 billion and $11 billion as of September 2014 and December 2013, respectively, and was substantially all concentrated in the Americas region. The fair value of the collateral received against such loans and lending commitments exceeded the gross exposure as of both September 2014 and December 2013.

174	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry, Region and Credit Quality

The tables below present the firm’s credit exposures related to cash, OTC derivatives, and loans and lending commitments (excluding Securities Financing Transactions and Other Credit Exposures above) broken down by industry, region and credit quality.

$ in millions Credit Exposure by Industry	Cash as of		OTC Derivatives as of		Loans and Lending Commitments as of
	September 2014	December 2013	September 2014	December 2013	September 2014	December 2013
Asset Managers & Funds	$ 56	$ 91	$13,204	$10,812	$ 3,059	$ 2,075

Banks, Brokers & Other Financial Institutions	12,286	9,742	9,569	11,448	11,533	11,824

Consumer Products, Non-Durables & Retail	—	—	3,231	3,448	20,389	16,477

Government & Central Banks	41,803	51,294	15,045	13,446	1,716	1,897

Healthcare & Education	—	—	1,971	2,157	10,196	12,283

Insurance	—	—	2,894	2,771	3,693	3,085

Natural Resources & Utilities	—	—	2,657	4,781	19,882	17,970

Real Estate	5	6	276	388	9,711	8,550

Technology, Media, Telecommunications & Services	—	—	2,841	2,124	21,689	16,740

Transportation	—	—	1,675	673	7,286	6,729

Other	—	—	1,073	1,554	10,693	7,695
Total	$54,150	$61,133	$54,436	$53,602	$119,847	$105,325

$ in millions Credit Exposure by Region	Cash as of		OTC Derivatives as of		Loans and Lending Commitments as of
	September 2014	December 2013	September 2014	December 2013	September 2014	December 2013
Americas	$46,739	$54,470	$20,119	$21,423	$ 84,836	$ 77,710

EMEA	1,889	2,143	27,966	25,983	31,004	25,222

Asia	5,522	4,520	6,351	6,196	4,007	2,393
Total	$54,150	$61,133	$54,436	$53,602	$119,847	$105,325

$ in millions Credit Exposure by Credit Quality (Credit Rating Equivalent)	Cash as of		OTC Derivatives as of		Loans and Lending Commitments as of
	September 2014	December 2013	September 2014	December 2013	September 2014	December 2013
AAA/Aaa	$39,849	$50,519	$ 3,388	$ 2,306	$ 2,784	$ 3,079

AA/Aa2	3,972	2,748	16,372	13,113	7,842	7,001

A/A2	9,753	6,821	14,269	19,257	20,863	23,250

BBB/Baa2	386	527	11,424	9,289	36,714	30,496

BB/Ba2 or lower	190	518	8,244	8,074	51,035	41,114

Unrated	—	—	739	1,563	609	385
Total	$54,150	$61,133	$54,436	$53,602	$119,847	$105,325

Goldman Sachs September 2014 Form 10-Q	175

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

As of September 2014, our total credit exposure to Russia was $614 million and was substantially all with non-sovereign counterparties or borrowers. Such exposure was comprised of $414 million (including the benefit of $25 million of cash and securities collateral) related to securities financing transactions and other secured receivables, $129 million related to loans and lending commitments and $71 million (including the benefit of $90 million of cash collateral) related to OTC derivatives. In addition, our total market exposure to Russia as of September 2014 was $802 million, which was primarily with non-sovereign issuers or underliers. Such exposure was comprised of $588 million related to credit derivatives, $79 million related to debt and $135 million related to equities. Subsequent to September 2014, Russia’s sovereign debt was downgraded by Moody’s. This did not have a material effect on our financial condition, results of operations, liquidity or capital resources. Our total credit and market exposure to Argentina, Iraq and Ukraine as of September 2014 was not material.

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

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underlyings. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives related to Russia are both bought from investment-grade counterparties domiciled outside of Russia and are collateralized with cash. The gross purchased and written credit derivative notionals related to Russia for single-name and index credit default swaps (included in credit derivatives above) were $19.3 billion and $20.2 billion, respectively, as of September 2014. Including netting under legally enforceable netting agreements, the purchased and written credit derivative notionals related to Russia for single-name and index credit default swaps were $3.5 billion and $4.4 billion, respectively, as of September 2014. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of Russia and collateral received or posted under credit support agreements.

For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the condensed consolidated financial statements.

176	Goldman Sachs September 2014 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

During 2012, and continuing into early 2013, there were concerns about European sovereign debt risk and its impact on the European banking system, as a number of European member states, including Greece, Ireland, Italy, Portugal and Spain, experienced significant credit deterioration. Although many of the immediate concerns have subsided, some of the countries in the region face long-term economic and financial challenges. As of September 2014, our aggregate credit exposure and aggregate market exposure to these five European countries was $8.3 billion and $1.7 billion, respectively. We continue to closely monitor our risk exposure to these five countries as part of our risk management process.

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

Goldman Sachs September 2014 Form 10-Q	177

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

178	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	179

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

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

180	Goldman Sachs September 2014 Form 10-Q

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

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the September 2014 Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “Certain Risk Factors That May Affect Our Businesses” above, as well as “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K.

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

Goldman Sachs September 2014 Form 10-Q	181

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The firm has voluntarily provided in this filing information regarding the firm’s capital ratios, including the estimated CET1 ratio under the Advanced approach on a fully phased-in basis and estimated CET1 ratios under the Standardized approach on a fully phased-in and transitional basis, as well as the LCR and estimated supplementary leverage ratios for the firm and GS Bank USA. The statements with respect to these estimated ratios are forward-looking statements, based on our current interpretation, expectations and understanding of the relevant regulatory rules and guidance, and reflect significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated. As a result, the methods used to calculate these ratios may differ, possibly materially, from those used in calculating the ratios for any future voluntary disclosures as well as those used when such ratios are required to be disclosed. The ultimate methods of calculating the ratios will depend on, among other things implementation guidance or further rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

182	Goldman Sachs September 2014 Form 10-Q

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

Goldman Sachs September 2014 Form 10-Q	183

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of the September 2014 Form 10-Q. See Note 27 to the condensed consolidated financial statements in Part I, Item 1 of the September 2014 Form 10-Q for information about certain judicial, regulatory and legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2014.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	[1]	Maximum number of shares that may yet be purchased under the plans or programs	[1]
Month #1 (July 1, 2014 to July 31, 2014)	1,887,701	$173.99	1,887,701		37,209,396

Month #2 (August 1, 2014 to August 31, 2014)	3,247,977	173.65	3,247,977		33,961,419

Month #3 (September 1, 2014 to September 30, 2014)	1,966,532	181.82	1,966,532		31,994,887
Total	7,102,210		7,102,210

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

Item 5.    Other Information

Amendment and Restatement of By-Laws

Effective October 31, 2014, the Board of Directors of The Goldman Sachs Group, Inc. (Board) amended and restated our by-laws to limit indemnification as of right under the by-laws to those officers who are appointed to that position by a resolution of the Board, to provide that the Board may extend (or authorize management to extend) rights of indemnification and/or reimbursement of expenses to any person, to clarify the authority of the Lead Independent Director, and to make other simplifying, clarifying and technical changes.

The foregoing summary of the amendment and restatement is qualified in its entirety by reference to our Amended and Restated By-laws, which are attached hereto as Exhibit 3.1 (marked to show changes from the prior version) and incorporated by reference herein.

184	Goldman Sachs September 2014 Form 10-Q

Item 6.    Exhibits

Exhibits

3.1	Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of October 31, 2014.

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2014 and September 30, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) the Condensed Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and year ended December 31, 2013, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Goldman Sachs September 2014 Form 10-Q	185

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ Harvey M. Schwartz
Name: Harvey M. Schwartz
Title: Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith
Title: Principal Accounting Officer

Date: November 4, 2014

186	Goldman Sachs September 2014 Form 10-Q