Form 10-K
period 2014-12-31
GOLDMAN SACHS GROUP INC
filed 2015-02-23
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street	10282
New York, N.Y. (Address of principal executive offices)	(Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series I	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K	New York Stock Exchange
See Exhibit 99.2 for debt and trust securities registered under Section 12(b) of the Act

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes ☒ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2014, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $72.4 billion.

As of February 6, 2015, there were 435,621,157 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

References to “the 2014 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2014. All references to 2014, 2013 and 2012 refer to our years ended, or the dates, as the context requires, December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

Group Inc. is a bank holding company and a financial holding company regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.

As of December 2014, we had offices in over 30 countries and 49% of our total staff was based outside the Americas. Our clients are located worldwide, and we are an active participant in financial markets around the world. In 2014, we generated 42% of our net revenues outside the Americas. For more information about our geographic results, see Note 25 to the consolidated financial statements in Part II, Item 8 of the 2014 Form 10-K.

Our Business Segments and Segment Operating Results

We report our activities in four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. The chart below presents our four business segments.

Goldman Sachs 2014 Form 10-K	1

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The table below presents our segment operating results.

	Year Ended December [1]			% of 2014
$ in millions	2014	2013	2012	Net Revenues
Investment Banking
Net revenues	$ 6,464	$ 6,004	$ 4,926	19%

Operating expenses	3,688	3,479	3,333
Pre-tax earnings	$ 2,776	$ 2,525	$ 1,593
Institutional Client Services
Net revenues	$15,197	$15,721	$18,124	44%

Operating expenses	10,880	11,792	12,490
Pre-tax earnings	$ 4,317	$ 3,929	$ 5,634
Investing & Lending
Net revenues	$ 6,825	$ 7,018	$ 5,891	20%

Operating expenses	2,819	2,686	2,668
Pre-tax earnings	$ 4,006	$ 4,332	$ 3,223
Investment Management
Net revenues	$ 6,042	$ 5,463	$ 5,222	17%

Operating expenses	4,647	4,357	4,296
Pre-tax earnings	$ 1,395	$ 1,106	$ 926
Total net revenues	$34,528	$34,206	$34,163

Total operating expenses [2]	22,171	22,469	22,956
Total pre-tax earnings	$12,357	$11,737	$11,207

1.

Financial information concerning our business segments for 2014, 2013 and 2012 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data,” which are in Part II, Items 7 and 8, respectively, of the 2014 Form 10-K. See Note 25 to the consolidated financial statements in Part II, Item 8 of the 2014 Form 10-K for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

2.

Includes charitable contributions that have not been allocated to our segments of $137 million for 2014, $155 million for 2013 and $169 million for 2012. Operating expenses related to real estate-related exit costs, previously not allocated to our segments, have now been allocated. This allocation reflects the change in the manner in which management views the performance of our segments. Reclassifications have been made to previously reported segment amounts to conform to the current presentation.

Investment Banking

Investment Banking serves public and private sector clients around the world. We provide financial advisory services and help companies raise capital to strengthen and grow their businesses. We seek to develop and maintain long-term relationships with a diverse global group of institutional clients, including governments, states and municipalities. Our goal is to deliver to our institutional clients the entire resources of the firm in a seamless fashion, with investment banking serving as the main initial point of contact with Goldman Sachs.

Financial Advisory. Financial Advisory includes strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings, spin-offs and risk management. In particular, we help clients execute large, complex transactions for which we provide multiple services, including acquisition financing and cross-border structuring expertise. Financial Advisory also includes revenues from derivative transactions directly related to these client advisory assignments.

We also assist our clients in managing their asset and liability exposures and their capital. In addition, we may provide lending commitments and bank loan and bridge loan facilities in connection with our advisory assignments.

Underwriting. The other core activity of Investment Banking is helping companies raise capital to fund their businesses. As a financial intermediary, our job is to match the capital of our investing clients — who aim to grow the savings of millions of people — with the needs of our public and private sector clients — who need financing to generate growth, create jobs and deliver products and services. Our underwriting activities include public offerings and private placements, including local and cross-border transactions, of a wide range of securities and other financial instruments. Underwriting also includes revenues from derivative transactions entered into with public and private sector clients in connection with our underwriting activities.

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

2	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Institutional Client Services and our other businesses are supported by our Global Investment Research division, which, as of December 2014, provided fundamental research on more than 3,600 companies worldwide and more than 40 national economies, as well as on industries, currencies and commodities.

Institutional Client Services generates revenues in four ways:

•

In large, highly liquid markets (such as markets for U.S. Treasury bills, large capitalization S&P 500 stocks or certain mortgage pass-through securities), we execute a high volume of transactions for our clients for modest spreads and fees;

•

In less liquid markets (such as mid-cap corporate bonds, growth market currencies or certain non-agency mortgage-backed securities), we execute transactions for our clients for spreads and fees that are generally somewhat larger;

•

We also structure and execute transactions involving customized or tailor-made products that address our clients’ risk exposures, investment objectives or other complex needs (such as a jet fuel hedge for an airline); and

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

Goldman Sachs 2014 Form 10-K	3

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

Commissions and Fees. We generate commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide, as well as OTC transactions. We provide our clients with access to a broad spectrum of equity execution services, including electronic “low-touch” access and more traditional “high-touch” execution. While the majority of our equity trading activity is “low-touch,” the majority of our net revenues continue to be derived from our “high-touch” activity. We expect both types of activity to remain important.

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

4	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Debt Securities and Loans. We make corporate, real estate, infrastructure and other debt investments. In addition, we provide credit to corporate clients through loan facilities and to high-net-worth individuals primarily through secured loans.

Other. Our other investments include consolidated investments, for which we have an exit strategy and which are engaged in activities that are not closely related to our principal businesses.

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

Goldman Sachs 2014 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Business Continuity and Information Security

Business continuity and information security, including cyber security, are high priorities for Goldman Sachs. Their importance has been highlighted by Hurricane Sandy and several recent highly publicized cyber attacks against financial institutions and large consumer-based companies that resulted in the unauthorized disclosure of personal information of clients and/or customers, as well as other cyber attacks involving the theft and destruction of corporate information.

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

Instilling the Goldman Sachs culture in all employees is a continuous process, in which training plays an important part. All employees are offered the opportunity to participate in education and periodic seminars that we sponsor at various locations throughout the world. Another important part of instilling the Goldman Sachs culture is our employee review process. Employees are reviewed by supervisors, co-workers and employees they supervise in a 360-degree review process that is integral to our team approach, and includes an evaluation of an employee’s performance with respect to risk management, compliance and diversity. As of December 2014, we had 34,000 total staff.

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

6	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Consolidation and convergence have significantly increased the capital base and geographic reach of some of our competitors, and have also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. To take advantage of some of our most significant opportunities, we will have to compete successfully with financial institutions that are larger and have more capital and that may have a stronger local presence and longer operating history outside the United States. We also compete with smaller institutions that offer more targeted services, such as independent advisory firms. Some clients may perceive these firms to be less susceptible to potential conflicts of interest than we are, and, as discussed below, our ability to effectively compete with them could be affected by regulations and limitations on activities that apply to us but may not apply to them.

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

The provisions of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the requirements promulgated by the Basel Committee on Banking Supervision (Basel Committee) and other financial regulation could affect our competitive position to the extent that limitations on activities, increased fees and compliance costs or other regulatory requirements do not apply, or do not apply equally, to all of our competitors or are not implemented uniformly across different jurisdictions. For example, the provisions of the Dodd-Frank Act that prohibit proprietary trading and restrict investments in certain hedge and private equity funds differentiate between U.S.-based and non-U.S.-based banking organizations and give non-U.S.-based banking organizations greater flexibility to trade outside of the United States and to form and invest in funds outside the United States. Likewise, the obligations with respect to derivative transactions under Title VII of the Dodd-Frank Act depend, in part, on the location of the counterparties to the transaction. The impact of the Dodd-Frank Act and other regulatory developments on our competitive position will depend to a large extent on the manner in which the required rulemaking and regulatory guidance evolve, the extent of international convergence, and the development of market practice and structures under the new regulatory regimes as discussed further under “Regulation” below.

We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions. Our pay practices and those of certain of our competitors are subject to review by, and the standards of, the Federal Reserve Board and regulators outside the United States, including the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) in the United Kingdom. We also compete for employees with institutions whose pay practices are not subject to regulatory oversight. See “Regulation — Bank Holding Company Regulation” and “Regulation — Compensation Practices” below and “Risk Factors — Our businesses may be adversely affected if we are unable to hire and retain qualified employees” in Part I, Item 1A of the 2014 Form 10-K for more information about the regulation of our compensation practices.

Goldman Sachs 2014 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Regulation

As a participant in the banking, securities, investment management, and derivatives industries, we are subject to extensive regulation worldwide. Regulatory bodies around the world are generally charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of the customers of market participants, including depositors in banking entities and the customers of banks, broker-dealers, investment advisers, swap dealers and security-based swap dealers.

The financial services industry has been the subject of intense regulatory scrutiny in recent years. Our businesses have been subject to increasing regulation and supervision in the United States and other countries, and we expect this trend to continue in the future. In particular, the Dodd-Frank Act, which was enacted in July 2010, significantly altered the financial regulatory regime within which we operate. Not all the rules required or expected to be implemented under the Dodd-Frank Act have been proposed or adopted, and certain of the rules that have been proposed or adopted under the Dodd-Frank Act are subject to phase-in or transitional periods. The implications of the Dodd-Frank Act for our businesses continue to depend to a large extent on the implementation of the legislation by the Federal Reserve Board, the FDIC, the SEC, the U.S. Commodity Futures Trading Commission (CFTC) and other agencies, as well as the development of market practices and structures under the regime established by the legislation and the implementing rules. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide, as discussed further throughout this section. We will continue to update our business, risk management, and compliance practices to conform to developments in the regulatory environment.

Bank Holding Company Regulation

Group Inc. is a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act).

Supervision and Regulation

As a bank holding company and a financial holding company under the BHC Act, Group Inc. is subject to supervision and examination by the Federal Reserve Board. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve Board serves as the primary regulator of our consolidated organization, but generally defers to the primary regulators of our U.S. non-bank subsidiaries with respect to the activities of those subsidiaries. Such “functionally regulated” U.S. non-bank subsidiaries include broker-dealers registered with the SEC, such as our principal U.S. broker-dealer, Goldman, Sachs & Co. (GS&Co.), entities registered with or regulated by the CFTC with respect to futures-related and swaps-related activities and investment advisers registered with the SEC with respect to their investment advisory activities.

As discussed further below, our principal U.S. bank subsidiary, GS Bank USA, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau (CFPB). In addition, Group Inc. has two limited purpose trust company subsidiaries that are not permitted to accept deposits or make loans (other than as incidental to their trust activities) and are not insured by the FDIC. The Goldman Sachs Trust Company, N.A., a national banking association that is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency and is a member bank of the Federal Reserve System. The Goldman Sachs Trust Company of Delaware, a Delaware limited purpose trust company, is regulated by the Office of the Delaware State Bank Commissioner.

8	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

The Volcker Rule prohibits “proprietary trading,” but permits activities such as underwriting, market making and risk-mitigation hedging. We are also required to calculate daily quantitative metrics on covered trading activities (as defined in the rule) and provide these metrics to regulators on a monthly basis. In addition, the Volcker Rule limits the sponsorship of, and investment in, “covered funds” (as defined in the rule) by banking entities, including Group Inc. and its subsidiaries. It also limits certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates as described below under “Regulation of GS Bank USA — Transactions with Affiliates.” Covered funds include our private equity funds, certain of our credit and real estate funds, our hedge funds and certain other investment structures.

We are required to be in compliance with the prohibition on proprietary trading and to develop an extensive compliance program by July 2015. In December 2014, the Federal Reserve Board extended the compliance period through July 2016 for investments in, and relationships with, covered funds that were in place prior to December 31, 2013, and indicated that it intends to further extend the compliance period through July 2017.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments — Volcker Rule” in Part II, Item 7 of the 2014 Form 10-K for information about our investments in covered funds.

Goldman Sachs 2014 Form 10-K	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Leveraged Lending

During the past several years, the U.S. federal bank regulatory agencies have raised concerns over origination and other practices in leveraged lending markets. The agencies have issued guidance that focuses on transaction structures and risk management frameworks and outlined high-level principles for safe-and-sound leveraged lending, including underwriting standards, valuation and stress testing. Although the full impact of the guidance remains uncertain, implementation of this guidance and any related changes in the leveraged lending market could adversely affect our leveraged lending business.

Capital and Liquidity Requirements

As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board, and GS Bank USA is subject to substantially similar capital requirements (as discussed below), also administered by the Federal Reserve Board.

Under the Federal Reserve Board’s capital adequacy requirements, Group Inc. must meet specific regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items. The sufficiency of our capital levels is also subject to qualitative judgments by regulators.

Other regulated subsidiaries, including GS&Co. and Goldman Sachs International (GSI), are also subject to capital requirements. We expect Group Inc., GS Bank USA, GS&Co., GSI and other regulated subsidiaries to become subject to increased capital requirements over time.

Capital Ratios. Since January 1, 2014, we have been subject to the Federal Reserve Board’s revised risk-based capital and leverage ratio regulations, inclusive of certain transitional provisions (Revised Capital Framework). These regulations are largely based on the Basel Committee’s final capital framework for strengthening international capital standards (Basel III), and also implement certain provisions of the Dodd-Frank Act. The Revised Capital Framework also introduces a new Tier 1 supplementary leverage ratio (supplementary leverage ratio) for Advanced approach banking organizations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital” in Part II, Item 7 of the 2014 Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of the 2014 Form 10-K for the aspects of the Revised Capital Framework that are most relevant to us as an Advanced approach banking organization, including information about our Common Equity Tier 1 (CET1), CET1 ratio, Tier 1 capital, Tier 1 capital ratio, Total capital, Total capital ratio, risk-weighted assets (RWAs), Tier 1 leverage ratio and supplementary leverage ratio, and for a discussion of minimum required ratios.

10	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Liquidity Ratios under Basel III. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the United States and internationally, without required formulaic measures. Basel III, which is subject to implementation by national regulators, requires banks and bank holding companies to measure their liquidity against two specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be mandated by regulation. One test, referred to as the liquidity coverage ratio (LCR), is designed to ensure that the entity maintains an adequate level of unencumbered high-quality liquid assets under an acute short-term liquidity stress scenario. The other, referred to as the net stable funding ratio (NSFR), is designed to promote more medium- and long-term stable funding of the assets and off-balance-sheet activities of these entities over a one-year time horizon. These requirements may incentivize banking entities to increase their holdings of securities that qualify as high-quality liquid assets and increase the use of long-term debt as a funding source.

During 2014, the U.S. federal bank regulatory agencies approved final rules implementing the LCR for Advanced approach banking organizations that are generally consistent with the Basel Committee’s framework as described above, but which include accelerated transitional provisions and more stringent requirements related to both the range of assets that qualify as high-quality liquid assets and cash outflow assumptions for certain types of funding. Under the accelerated transition timeline, the LCR became effective in the United States on January 1, 2015, with a phase-in period whereby firms must meet an 80% minimum ratio in 2015, which will increase 10% per year until 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk Management” in Part II, Item 7 of the 2014 Form 10-K for information about the LCR.

During 2014, the Basel Committee issued its final framework for calculation of the NSFR. Under the Basel Committee framework, the NSFR will be effective on January 1, 2018. The U.S. federal bank regulatory agencies have not yet proposed rules implementing the NSFR for U.S. banking organizations. We are currently evaluating the impact of the Basel Committee’s NSFR framework.

The implementation of these standards, and any amendments or modifications adopted by the U.S. federal bank regulatory agencies, could impact our liquidity and funding requirements and practices in the future.

Stress Tests. The Federal Reserve Board has issued final rules implementing the requirements of the Dodd-Frank Act concerning the Dodd-Frank Act supervisory stress tests to be conducted by the Federal Reserve Board and semi-annual company-run stress tests for bank holding companies with total consolidated assets of $50 billion or more. The stress test rules require increased involvement by boards of directors in stress testing and public disclosure of the results of both the Federal Reserve Board’s annual stress tests and a bank holding company’s annual supervisory stress tests, and semi-annual internal stress tests. Certain stress test requirements are also applicable to GS Bank USA, as discussed below.

Our internally developed severely adverse scenario is designed to stress the firm’s risks and idiosyncratic vulnerabilities and assess the firm’s pro-forma capital position and ratios under the hypothetical stressed environment. We publish summaries of our annual and mid-cycle stress tests results on our web site as described under “Available Information” below. Our annual Dodd-Frank Act stress test submission is incorporated into the annual capital plans that we are required to submit to the Federal Reserve Board as part of the Comprehensive Capital Analysis and Review (CCAR). The purpose of CCAR is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for each institution’s unique risks and that permit continued operations during times of economic and financial stress. As part of CCAR, the Federal Reserve Board evaluates an institution’s plan to make capital distributions, such as repurchasing or redeeming stock or increasing dividend payments, across a range of macro-economic and firm-specific assumptions.

Goldman Sachs 2014 Form 10-K	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Payment of Dividends and Stock Repurchases. Dividend payments by Group Inc. to its shareholders and stock repurchases by Group Inc. are subject to the oversight of the Federal Reserve Board. The dividend and share repurchase policies of large bank holding companies, such as Group Inc., are reviewed by the Federal Reserve Board, through the CCAR process, based on capital plans and stress tests submitted by the bank holding company, and are assessed against, among other things, the bank holding company’s ability to meet and exceed minimum regulatory capital ratios under stressed scenarios, its expected sources and uses of capital over the planning horizon under baseline and stressed scenarios, and any potential impact of changes to its business plan and activities on its capital adequacy and liquidity.

In October 2014, the Federal Reserve Board issued a final rule modifying the regulations for capital planning and stress testing. The modifications change the dates for submitting the capital plan and stress test results beginning with the 2016 cycle and include a limitation on capital distributions to the extent that actual capital issuances are less than the amount indicated in the capital plan submission.

The Federal Reserve Board informed us that it did not object to our proposed capital actions through the first quarter of 2015, including the repurchase of outstanding common stock, an increase in our quarterly common stock dividend, and the possible issuance, redemption and modification of other capital securities. We submitted our 2015 capital plan and proposed capital actions to the Federal Reserve Board in January 2015 and expect to publish a summary of our annual Dodd-Frank Act stress test results in March 2015.

Enhanced Prudential Standards. In February 2014, the Federal Reserve Board adopted rules to implement certain of the enhanced prudential standards contemplated by the Dodd-Frank Act. Effective on January 1, 2015, the rules require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, including a buffer of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. Although the liquidity buffer under these rules has some similarities to the LCR (and is described by the agencies as complementary to the LCR), it is a separate requirement that is in addition to the LCR. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Risk Factors — Overview and Structure of Risk Management” and “— Liquidity Risk Management” in Part II, Item 7 of the 2014 Form 10-K for information about our risk management practices and liquidity.

Regulatory Proposals

In addition to the regulatory rule changes that have already been adopted (as discussed above), both the Federal Reserve Board and the Basel Committee have proposed other changes, which are discussed below. The full impact of these proposals on the firm will not be known with certainty until after any resulting rules are finalized and market practices develop under the final rules. Furthermore, these proposals, the Dodd-Frank Act, other reform initiatives proposed and announced by the U.S. federal bank regulatory agencies, the Basel Committee, and other governmental entities and regulators (including the European Union (EU), the PRA and the FCA) are not in all cases consistent with one another, which adds further uncertainty to our future capital, leverage and liquidity requirements, and those of our subsidiaries.

12	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Federal Reserve Board Proposals. In December 2014, the Federal Reserve Board proposed a rule to establish risk-based capital surcharges for U.S. Global Systemically Important Banks (G-SIBs). For these institutions, the proposed rule would implement the framework developed by the Basel Committee for assessing the global systemic importance of banking institutions and determining the range of additional CET1 that should be maintained by those deemed to be G-SIBs. Under the Basel Committee’s framework, the required amount of additional CET1 for G-SIBs will initially range from 1% to 2.5% and could be higher in the future for a banking institution that increases its systemic footprint (e.g., by increasing total assets). The Federal Reserve Board stated that its framework would result in surcharges higher than those calculated under the methodology published by the Basel Committee, with expected surcharges ranging from 1% to 4.5%. The proposed rule treats the Basel Committee’s methodology as a floor and introduces an alternative calculation to determine the applicable surcharge, which includes a significantly higher surcharge for systemic risk and, as part of the calculation of the applicable surcharge, a new factor based on a G-SIB’s use of short-term wholesale funding. Under the Federal Reserve Board’s proposed rule, U.S. G-SIBs would be required to meet the capital surcharges on a phased-in basis beginning in 2016 through 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital” in Part II, Item 7 of the 2014 Form 10-K for additional information about our minimum capital ratios and capital buffers.

In December 2011, the Federal Reserve Board proposed rules to implement the enhanced prudential standards and early remediation requirements contemplated by the Dodd-Frank Act. Although most components of these proposals have now been addressed in final rules that are described above, the single-counterparty credit limits and early remediation requirements are still under consideration. The proposed single-counterparty credit limits impose more stringent requirements for credit exposure among major financial institutions, which (together with other provisions incorporated into the Basel III capital rules) may affect our ability to transact or hedge with other financial institutions. The proposed early remediation rules are modeled on the prompt corrective action regime, described below, but are designed to require action to begin in earlier stages of a company’s financial distress, based on a range of triggers, including capital and leverage, stress test results, liquidity and risk management.

Basel Committee and Financial Stability Board Proposals. The Basel Committee published its final guidelines for calculating incremental capital requirements for domestic systemically important banking institutions (D-SIBs). These guidelines are complementary to the framework outlined above for G-SIBs, but are more principles-based in order to provide an appropriate degree of national discretion. The impact of these guidelines on the regulatory capital requirements of GS Bank USA, GSI and other of our subsidiaries will depend on how they are implemented by the banking and non-banking regulators in the United States and other jurisdictions.

The Basel Committee has recently issued several updates which propose further changes to capital regulations. In particular, it has finalized a revised standard approach for calculating RWAs for counterparty credit risk on derivatives exposures (“Standardized Approach for measuring Counterparty Credit Risk exposures,” known as “SA-CCR”). In addition, it has published guidelines for measuring and controlling large exposures (“Supervisory Framework for measuring and controlling Large Exposures”), and issued an updated framework for regulatory capital treatment of banking book securitizations.

The Basel Committee has also issued consultation papers on a “Fundamental Review of the Trading Book” and on the design of a capital floor framework based on the standardized approach. The impact of all of these developments on the firm (including RWAs and regulatory capital ratios) will not be known until after any resulting rules are finalized by the U.S. federal bank regulatory agencies.

In November 2014, the Financial Stability Board issued a set of principles and a term sheet on a new minimum standard for “total loss-absorbing capacity” of G-SIBs and indicated that it expects to finalize its proposal by late 2015. The proposal would require G-SIBs to maintain minimum ratios of regulatory capital plus certain types of debt instruments to RWAs and leverage exposure. Under the proposal, the requirements will be effective no earlier than January 1, 2019. The proposal is subject to change, and its impact on us will depend on, among other things, how it is implemented by the U.S. federal bank regulatory agencies.

Goldman Sachs 2014 Form 10-K	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Resolution and Recovery Plans

As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a rule requiring each bank holding company with over $50 billion in assets and each designated systemically important financial institution to provide to regulators an annual plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). Our resolution plan must, among other things, demonstrate that GS Bank USA is adequately protected from risks arising from our other entities. The regulators’ joint rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy and analyses of the company’s material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements. Group Inc. submitted resolution plans to its regulators in 2012, 2013 and 2014. In August 2014, the Federal Reserve Board and the FDIC indicated that Group Inc. and other large industry participants had certain shortcomings in the 2013 resolution plans that must be addressed in the 2015 resolution plans, which are required to be submitted on or before July 1, 2015. If we fail to cure the deficiencies in a timely manner and the Federal Reserve Board and the FDIC jointly determine that our resolution plan, after any permitted resubmission, is not credible, the Federal Reserve Board and the FDIC may jointly impose more stringent capital, leverage or liquidity requirements on us or restrictions on our growth, activities or operations until we submit a plan that remedies the deficiencies. If the Federal Reserve Board and the FDIC ultimately determine that we have been unable to remedy the deficiencies, they may jointly order us to divest assets or operations in order to facilitate our orderly resolution in the event of our failure.

Group Inc. is also required by the Federal Reserve Board to submit, on an annual basis, a global recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress. We have been submitting plans annually since 2010.

The European Banking Authority and the national resolution authorities of the EU are in the process of implementing the Bank Recovery and Resolution Directive (BRRD), which will impact the firm’s EU-regulated entities. Certain of the provisions of BRRD, including the requirements for contractual recognition of the “bail-in” powers of EU resolution authorities to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity, came into force on January 1, 2015, and the remainder of the BRRD’s provisions are expected to be implemented by January 2016.

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

14	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The U.S. federal bank regulatory agencies have provided guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: (i) the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) the arrangements should be compatible with effective controls and risk management; and (iii) the arrangements should be supported by strong corporate governance. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and soundness.

The Financial Stability Board has released standards for implementing certain compensation principles for banks and other financial companies designed to encourage sound compensation practices. These standards are to be implemented by local regulators. In the EU, the Fourth Capital Requirements Directive (CRD4) includes compensation provisions designed to implement the Financial Stability Board’s compensation standards. These rules have been implemented by EU member states and, among other things, limit the ratio of variable to fixed compensation of certain employees, including those identified as having a material impact on the risk profile of EU-regulated entities, including GSI. These requirements are in addition to the guidance issued by U.S. financial regulators discussed above and the Dodd-Frank Act provision discussed below.

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include Group Inc. and some of its depository institution, broker-dealer and investment advisor subsidiaries) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The initial version of these regulations was proposed by the U.S. financial regulators in early 2011 but the regulations have not yet been finalized. The proposed regulations incorporate the three key principles from the regulatory guidance discussed above. If the regulations are adopted in the form proposed, they may restrict our flexibility with respect to the manner in which we structure compensation.

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

Under rules adopted by the Federal Reserve Board in 2012 under the Dodd-Frank Act, GS Bank USA is required to conduct stress tests on an annual basis, to submit the results to the Federal Reserve Board, and to make a summary of those results public. The rules require that the board of directors of GS Bank USA, among other things, consider the results of the stress tests in the normal course of the bank’s business including, but not limited to, its capital planning, assessment of capital adequacy and risk management practices.

In addition, New York State banking law imposes lending limits (which take into account credit exposure from derivative transactions) and other requirements that could impact the manner and scope of GS Bank USA’s activities.

Goldman Sachs 2014 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Transactions with Affiliates. Transactions between GS Bank USA or its subsidiaries, on the one hand, and Group Inc. or its other subsidiaries and affiliates, on the other hand, are regulated by the Federal Reserve Board. These regulations generally limit the types and amounts of transactions (including credit extensions from GS Bank USA or its subsidiaries to Group Inc. or its other subsidiaries and affiliates) that may take place and generally require those transactions to be on market terms or better to GS Bank USA. These regulations generally do not apply to transactions between GS Bank USA and its subsidiaries. The Dodd-Frank Act expanded the coverage and scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

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

GS Bank USA computes its CET1, Tier 1 capital, Total capital and Tier 1 leverage ratios in accordance with the Revised Capital Framework. In addition, commencing January 1, 2018, GS Bank USA will be subject to minimum supplementary leverage ratio requirements.

See Note 20 to the consolidated financial statements in Part II, Item 8 of the 2014 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital” in Part II, Item 7 of the 2014 Form 10-K for information about GS Bank USA’s regulatory capital ratios and supplementary leverage ratio.

16	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Resolution Plan. The FDIC issued a rule requiring each insured depository institution with $50 billion or more in assets, such as GS Bank USA, to provide a resolution plan. Similar to our resolution plan for Group Inc., our resolution plan for GS Bank USA must, among other things, demonstrate that it is adequately protected from risks arising from our other entities. GS Bank USA submitted its 2013 resolution plan to its regulators in September 2013 and its 2014 resolution plan in June 2014. In December 2014, the FDIC issued guidance relating to insured depository institutions’ resolution plans. GS Bank USA’s 2015 resolution plan is required to be submitted on or before July 1, 2015.

Insolvency of an Insured Depository Institution or a Bank Holding Company

Under the Federal Deposit Insurance Act of 1950, if the FDIC is appointed as conservator or receiver for an insured depository institution such as GS Bank USA, upon its insolvency or in certain other events, the FDIC has broad powers, including the power:

•	To transfer any of the depository institution’s assets and liabilities to a new obligor, including a newly formed “bridge” bank, without the approval of the depository institution’s creditors;

•	To enforce the depository institution’s contracts pursuant to their terms without regard to any provisions triggered by the appointment of the FDIC in that capacity; or

•

To repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of domestic deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims, including deposits at non-U.S. branches and claims of debt holders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of GS Bank USA, the debt holders (other than depositors) would be treated differently from, and could receive, if anything, substantially less than, the depositors of GS Bank USA.

The Dodd-Frank Act created a new resolution regime (known as “orderly liquidation authority”) for bank holding companies and their affiliates that are systemically important and certain non-bank financial companies. Under the orderly liquidation authority, the FDIC may be appointed as receiver for the systemically important institution and its failed non-bank subsidiaries if, among other conditions, it is determined at the time of the institution’s failure that it is in default or in danger of default and the failure poses a risk to the stability of the U.S. financial system.

Goldman Sachs 2014 Form 10-K	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

If the FDIC is appointed as receiver under the orderly liquidation authority, then the powers of the receiver, and the rights and obligations of creditors and other parties who have dealt with the institution, would be determined under the orderly liquidation authority, and not under the bankruptcy or insolvency law that would otherwise apply. The powers of the receiver under the orderly liquidation authority were generally based on the powers of the FDIC as receiver for depository institutions under the Federal Deposit Insurance Act. Substantial differences in the rights of creditors exist between the orderly liquidation authority and the U.S. Bankruptcy Code, including the right of the FDIC under the orderly liquidation authority to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity. In addition, the orderly liquidation authority limits the ability of creditors to enforce certain contractual cross-defaults against affiliates of the institution in receivership.

The orderly liquidation authority provisions of the Dodd-Frank Act became effective upon enactment. The FDIC has completed several rulemakings and taken other actions under the orderly liquidation authority, including the issuance of a notice in December 2013 describing some elements of its “single point of entry” or “SPOE” strategy pursuant to the orderly liquidation authority provisions of the Dodd-Frank Act. Under this strategy, the FDIC would, among other things, resolve a failed financial holding company by transferring its assets to a “bridge” holding company.

In November 2014, we, along with a number of other major global banking organizations, adhered to a new International Swaps and Derivatives Association Resolution Stay Protocol (the ISDA Protocol) that was developed in coordination with the Financial Stability Board and that took effect in January 2015. The ISDA Protocol imposes a stay on certain cross-default and early termination rights within standard ISDA derivatives contracts between adhering parties in the event that one of them is subject to resolution in its home jurisdiction, including a resolution under the orderly liquidation authority in the United States. The ISDA Protocol is expected to be adopted more broadly in the future, following the adoption of regulations by banking regulators, and expanded to include instances where a U.S. financial holding company becomes subject to proceedings under the U.S. bankruptcy code.

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

In addition, state securities and other regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices, as discussed further under “Other Regulation” below. GSEC and one of its subsidiaries are registered U.S. broker-dealers and are regulated by the SEC, the NYSE and FINRA. For a discussion of net capital requirements applicable to GS&Co. and GSEC, see Note 20 to the consolidated financial statements in Part II, Item 8 of the 2014 Form 10-K.

Our exchange-based market-making activities are subject to extensive regulation by a number of securities exchanges. As a market maker on exchanges, we are required to maintain orderly markets in the securities to which we are assigned.

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

18	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our broker-dealer and other subsidiaries will also be affected by rules recently adopted by federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates an asset-backed security transaction to retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party. Securitizations will also be affected by rules proposed by the SEC in September 2011 to implement the Dodd-Frank Act’s prohibition against securitization participants engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The proposed rules would exempt bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

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

The Dodd-Frank Act provides for significantly increased regulation of, and restrictions on, derivative markets and transactions. In particular, the Dodd-Frank Act imposes the following requirements relating to swaps and security-based swaps:

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

Goldman Sachs 2014 Form 10-K	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The CFTC is responsible for issuing rules relating to swaps, swap dealers and major swap participants, and the SEC is responsible for issuing rules relating to security-based swaps, security-based swap dealers and major security-based swap participants. Although the CFTC has not yet finalized its margin requirements or capital regulations, certain of the requirements, including registration of swap dealers, mandatory clearing of certain swaps, business conduct standards and real-time public trade reporting, have taken effect already under CFTC rules, and the SEC and the CFTC have finalized the definitions of a number of key terms. Finally, the CFTC has commenced making determinations regarding which swaps must be traded on swap execution facilities or exchanges, and certain interest rate swaps and credit default swaps are now subject to these trade-execution requirements. The CFTC is expected to continue to make such determinations during 2015.

In September 2014, the U.S. federal bank regulatory agencies (acting jointly) and the CFTC issued separate but similar proposals that would impose mandatory margining requirements for certain swaps that are not cleared.

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

Similar regulations have been proposed or adopted in jurisdictions outside the United States, including the adoption of standardized execution and clearing, margining and reporting requirements for OTC derivatives. For instance, the EU has established regulatory requirements for OTC derivatives activities under the European Market Infrastructure Regulation, including requirements relating to portfolio reconciliation and reporting, which have already taken effect, as well as requirements relating to clearing and margining for uncleared derivatives, which are currently expected to be finalized during 2015.

The full application of new derivatives rules across different national and regulatory jurisdictions has not yet been fully established. In July 2013, the CFTC finalized guidance and timing on the cross-border regulation of swaps and announced that it had reached an understanding with the European Commission regarding the cross-border regulation of derivatives and the common goals underlying their respective regulations. In June 2014, the SEC issued rules and guidance on cross-border security-based swap activities. However, specific determinations of the extent to which regulators in each of the relevant jurisdictions will defer to regulations in other jurisdictions have not yet been completed. The full impact of the various U.S. and non-U.S. regulatory developments in this area will not be known with certainty until all the rules are finalized and implemented and market practices and structures develop under the final rules.

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

In addition, as a result of our power-related and commodities activities, we are subject to energy, environmental and other governmental laws and regulations, as discussed under “Risk Factors — Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation and involve certain potential risks, including environmental, reputational and other risks that may expose us to significant liabilities and costs” in Part I, Item 1A of the 2014 Form 10-K.

20	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Investment Management Regulation

Our investment management business is subject to significant regulation in numerous jurisdictions around the world relating to, among other things, the safeguarding of client assets, offerings of funds, marketing activities, transactions among affiliates and our management of client funds.

Certain of our subsidiaries are registered with, and subject to oversight by, the SEC as investment advisers. In July 2014, the SEC adopted amendments to the rules that govern SEC-registered money market mutual funds. The new rules require institutional prime money market funds to value their portfolio securities using market-based factors and to sell and redeem their shares based on a floating net asset value. In addition, the rules allow, in certain circumstances, for the board of directors of money market mutual funds to impose liquidity fees and redemption gates and also require additional disclosure, reporting and stress testing. We are currently evaluating the impact of the rules. The firm’s money market mutual funds will be required to comply with the amendments relating to floating net asset value, fees and redemption gates in 2016, with certain reporting requirements becoming effective in 2015.

Other Regulation

The U.S. and non-U.S. government agencies, regulatory bodies and self-regulatory organizations, as well as state securities commissions and other state regulators in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, or the suspension or expulsion of a regulated entity or its directors, officers or employees. In addition, a number of our other activities require us to obtain licenses, adhere to applicable regulations and be subject to the oversight of various regulators in the jurisdictions in which we conduct these activities. Regulatory oversight has been increasing, as well as the level of fines and penalties imposed by regulatory agencies. Our subsidiaries are subject to various and numerous requests for information, investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities.

In Europe, we provide investment services that are subject to oversight by national regulators as well as EU regulators. These investment services are regulated in accordance with national laws, many of which implement EU directives, and increasingly by directly applicable EU regulations. These national and EU laws require, among other things, compliance with certain capital adequacy standards, customer protection requirements and market conduct and trade reporting rules.

We provide investment services in and from the United Kingdom under the regulation of the PRA and the FCA. GSI, our regulated U.K. broker-dealer subsidiary, is subject to the capital requirements imposed by the PRA. Other subsidiaries, including Goldman Sachs International Bank (GSIB), our regulated U.K. bank, are also regulated by the PRA and the FCA. As of December 2014, GSI and GSIB were in compliance with the PRA capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital — Subsidiary Capital Requirements” in Part II, Item 7 of the 2014 Form 10-K for information about GSI’s capital ratios.

Various of our other entities are regulated by the banking and securities regulatory authorities of the European countries in which they operate, including, among others, the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, the Autorité de Contrôle Prudentiel and the Autorité des Marchés Financiers in France, the Central Bank of the Russian Federation and the Swiss Financial Market Supervisory Authority. In November 2014, a new Single Supervisory Mechanism became effective, under which the European Central Bank and national supervisors both have certain regulatory responsibilities for banks in participating EU member states. While the U.K. does not participate in this new mechanism, it gives new powers to the European Central Bank to take regulatory action with regard to the firm’s banks in Germany and France.

Goldman Sachs 2014 Form 10-K	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The EU finalized the Markets in Financial Instruments Regulation and a revision of the Markets in Financial Instruments Directive, both of which will become effective in January 2017. These will include new market structure-related, reporting, investor protection-related and organizational requirements, including requirements on pre- and post-trade transparency, requirements to use certain venues when trading financial instruments (which includes certain derivative instruments), requirements affecting the way investment managers can obtain research, powers of regulators to impose position limits and provisions on regulatory sanctions.

The EU and national financial legislators and regulators have proposed or adopted numerous further market reforms that may impact our businesses. These include stricter capital and liquidity requirements, including finalized legislation to implement Basel III capital requirements for certain of our EU subsidiaries (such as GSI). These market reforms also include rules on the separation of certain trading activities from deposit taking and on indices that are used as benchmarks for financial instruments or funds. In addition, the European Commission, the European Securities Market Authority and the European Banking Authority have announced or are formulating regulatory standards and other measures which will impact our European operations. Certain Goldman Sachs entities are also regulated by the European securities, derivatives and commodities exchanges of which they are members.

In September 2011, the European Commission published a draft proposal for a common system of financial transactions tax. The proposed financial transactions tax is broad in scope and would apply to transactions in a wide variety of financial instruments and derivatives. The draft legislation is still subject to agreement by the EU member states, as well as legislative approval, and the full impact of the proposal will not be known until the legislation is finalized.

Goldman Sachs Japan Co., Ltd. (GSJCL), our regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of December 2014, GSJCL was in compliance with its capital adequacy requirements. GSJCL is also regulated by the Tokyo Stock Exchange, the Osaka Exchange, the Tokyo Financial Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange, Securities and Exchange Surveillance Commission, Bank of Japan, the Ministry of Finance and the Ministry of Economy, Trade and Industry, among others.

Also, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore, the China Securities Regulatory Commission, the Korean Financial Supervisory Service, the Reserve Bank of India, the Securities and Exchange Board of India, the Australian Securities and Investments Commission and the Australian Securities Exchange, among others, regulate various of our subsidiaries and also have capital standards and other requirements comparable to the rules of the SEC. Various other Goldman Sachs entities are regulated by the banking and regulatory authorities in jurisdictions in which Goldman Sachs operates, including, among others, Brazil and Dubai.

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

22	Goldman Sachs 2014 Form 10-K

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

•

The firm’s risk management practices and regulatory capital ratios, as required under the disclosure-related provisions of the Revised Capital Framework, which are based on the third pillar of Basel III.

Our Investor Relations Department can be contacted at The Goldman Sachs Group, Inc., 200 West Street, 29th Floor, New York, New York 10282, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investor-relations@gs.com.

Goldman Sachs 2014 Form 10-K	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the 2014 Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital and leverage rules applicable to banks and bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings or mortgage-related contingencies as set forth under “Legal Proceedings” and “Certain Mortgage-Related Contingencies” in Notes 27 and 18, respectively, to the consolidated financial statements in Part II, Item 8 of the 2014 Form 10-K, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, and statements about our investment banking transaction backlog.

By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K.

In the case of statements about our investment banking transaction backlog, such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or continued weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K.

We have voluntarily provided in this filing information regarding the firm’s capital ratios, including the estimated CET1 ratios under the Advanced and Standardized approaches on a fully phased-in basis, as well as the LCR and estimated supplementary leverage ratios for the firm and GS Bank USA. The statements with respect to these estimated ratios are forward-looking statements, based on our current interpretation, expectations and understandings of the relevant regulatory rules and guidance, and reflect significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated. As a result, the methods used to calculate these ratios may differ, possibly materially, from those used in calculating the estimates for any future voluntary disclosures as well as those used when such ratios are required to be disclosed. The ultimate methods of calculating the ratios will depend on, among other things, implementation guidance or further rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

24	Goldman Sachs 2014 Form 10-K

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

Our businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally, both directly and through their impact on client activity levels. These conditions can change suddenly and very negatively.

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

In 2008 and through early 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Since 2011, concerns about European sovereign debt risk and its impact on the European banking system, and about changes in market conditions or actual changes in market conditions, have resulted, at times, in significant volatility while negatively impacting the levels of client activity.

General uncertainty about economic, political and market activities, and the timing and final implementation of regulatory reform, as well as weak consumer, investor and CEO confidence resulting in large part from such uncertainty, continues to negatively impact client activity, which adversely affects many of our businesses. Periods of low volatility and periods of high volatility combined with a lack of liquidity, have at times had an unfavorable impact on our market-making businesses.

Our revenues and profitability and those of our competitors have been and will continue to be impacted by requirements relating to capital, leverage, minimum liquidity and long-term funding levels, requirements related to resolution and recovery planning, derivatives clearing and margin rules and levels of regulatory oversight, as well as limitations on whether and how certain business activities may be carried out by financial institutions. Although interest rates are at or near historically low levels, financial institution returns have also been negatively impacted by increased funding costs due in part to the withdrawal of perceived government support of such institutions in the event of future financial crises. In addition, liquidity in the financial markets may also be negatively impacted as market participants and market practices and structures adjust to new regulations.

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

Goldman Sachs 2014 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.

As a participant in the financial services industry and a systemically important financial institution, we are subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses. Among other things, as a result of regulators or private parties challenging our compliance with existing laws and regulations, we could be fined, prohibited from engaging in some of our business activities, subject to limitations or conditions on our business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our businesses or with respect to our employees. In many cases, our activities may be subject to overlapping and divergent regulation in different jurisdictions.

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

U.S. and non-U.S. regulatory developments, in particular the Dodd-Frank Act and Basel III, have significantly altered the regulatory framework within which we operate and may adversely affect our competitive position and profitability. As discussed further under “Business — Regulation,” in Part I, Item 1 of the 2014 Form 10-K, in December 2013, final rules were adopted to implement the provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” which will prohibit proprietary trading and will limit our sponsorship of, and investment in, covered funds. Based on what we know as of the date of this filing, we do not expect the impact of the prohibition on proprietary trading to be material to our financial condition, results of operations or cash flows.

However, given that the rule is highly complex, and its full impact will not be known until market practices are fully developed, the implementation of the rule and the related market changes could negatively impact our businesses and expose us to increased liability for inadvertent breaches and reporting failures. Among the other aspects of the Dodd-Frank Act most likely to affect our businesses are: increased capital, liquidity and reporting requirements; increased regulation of and restrictions on OTC derivatives markets and transactions; limitations on incentive compensation; limitations on affiliate transactions; requirements to reorganize or limit activities in connection with recovery and resolution planning; increased deposit insurance assessments; and increased standards of care for broker-dealers in dealing with clients. The implementation of higher capital requirements, the liquidity coverage ratio and the net stable funding ratio under Basel III may also adversely affect our profitability and competitive position, particularly if the requirements do not apply, or do not apply equally, to our competitors or are not implemented uniformly across jurisdictions.

As discussed under “Business — Regulation — Capital and Liquidity Requirements — Payment of Dividends and Stock Repurchases” in Part I, Item 1 of the 2014 Form 10-K, Group Inc.’s proposed capital actions and capital plan are reviewed by the Federal Reserve Board as part of the CCAR process. If the Federal Reserve Board objects to our proposed capital actions in our capital plan, Group Inc. could be prohibited from taking such capital actions, including increasing or paying dividends on common or preferred stock or repurchasing common stock or other capital securities. Our inability to carry out our proposed capital actions could, among other things, prevent us from returning capital to our shareholders and impact our return on equity.

26	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We are also subject to laws and regulations relating to the privacy of the information of clients, employees or others, and any failure to comply with these regulations could expose us to liability and/or reputational damage. In addition, our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data on-shoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security (including cyber security), which could, among other things, make us more vulnerable to cyber attacks and misappropriation, corruption or loss of information or technology.

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

For a discussion of the extensive regulation to which our businesses are subject, see “Business — Regulation” in Part I, Item 1 of the 2014 Form 10-K.

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

Goldman Sachs 2014 Form 10-K	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by issuing long-term debt, by accepting deposits at our bank subsidiaries, by issuing hybrid financial instruments, or by obtaining bank loans or lines of credit. We seek to finance many of our assets on a secured basis. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.

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

Certain of our market-making activities depend on market volatility to provide trading and arbitrage opportunities to our clients, and decreases in volatility may reduce these opportunities and adversely affect the results of these activities. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by Value-at-Risk (VaR) and may expose us to increased risks in connection with our market-making activities or cause us to reduce our market-making positions in order to avoid increasing our VaR. Limiting the size of our market-making positions can adversely affect our profitability. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances we may be forced to either take on additional risk or to incur losses in order to decrease our VaR. In addition, increases in volatility increase the level of our RWAs, which increases our capital requirements.

Our investment banking, client execution and investment management businesses have been adversely affected and may continue to be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to general declines in economic activity and other unfavorable economic, geopolitical or market conditions.

Our investment banking business has been and may continue to be adversely affected by market conditions. Poor economic conditions and other adverse geopolitical conditions can adversely affect and have in the past adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of financial advisory transactions, which could have an adverse effect on our revenues and our profit margins. In particular, because a significant portion of our investment banking revenues is derived from our participation in large transactions, a decline in the number of large transactions would adversely affect our investment banking business.

28	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Goldman Sachs 2014 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Prudent risk management, as well as regulatory restrictions, may cause us to limit our exposure to counterparties, geographic areas or markets, which may limit our business opportunities and increase the cost of our funding or hedging activities.

For a further discussion of our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Risk Factors” in Part II, Item 7 of the 2014 Form 10-K.

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

Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time, as is likely to occur in a liquidity or other market crisis or in response to changes to rules or regulations. In addition, financial institutions with which we interact may exercise set-off rights or the right to require additional collateral, including in difficult market conditions, which could further impair our access to liquidity.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under certain provisions in some of our trading and collateralized financing contracts. Under these provisions, counterparties could be permitted to terminate contracts with Goldman Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. Certain rating agencies have indicated that the Dodd-Frank Act could result in the rating agencies reducing their assumed level of government support and therefore result in ratings downgrades for certain large financial institutions, including Goldman Sachs. As of December 2014, each of Standard & Poor’s Ratings Services and Ratings and Investment Information, Inc. had issued a negative outlook on our long-term credit ratings. As of December 2014, in the event of a one-notch and two-notch downgrade of our credit ratings our counterparties could have called for additional collateral or termination payments related to our net derivative liabilities under bilateral agreements in an aggregate amount of $1.07 billion and $2.82 billion, respectively. A downgrade by any one rating agency, depending on the agency’s relative ratings of the firm at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. For a further discussion of our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk Management — Credit Ratings” in Part II, Item 7 of the 2014 Form 10-K.

30	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Regulatory changes relating to liquidity may also negatively impact our results of operations and competitive position. Recently, numerous regulations have been adopted or proposed, and additional regulations are under consideration, to introduce more stringent liquidity requirements for large financial institutions. These regulations and others being considered address, among other matters, liquidity stress testing, minimum liquidity requirements, wholesale funding, limitations on the issuance of short-term debt and structured notes. These may overlap with, and be impacted by, other regulatory changes, including new guidance on the treatment of brokered deposits and the capital, leverage and resolution and recovery frameworks applicable to large financial institutions, as well as proposals relating to minimum long-term debt requirements and total loss-absorbing capacity. Given the overlap and complex interactions among these new and prospective regulations, they may have unintended cumulative effects, and their full impact will remain uncertain until implementation of post-financial crisis regulatory reform is complete.

A failure to appropriately identify and address potential conflicts of interest could adversely affect our businesses.

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

Goldman Sachs 2014 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, our broker-dealer and bank subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital and other requirements, as well as restrictions on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. Additional restrictions on related-party transactions, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of Group Inc., including under the Federal Reserve Board’s source of strength policy, and even require Group Inc. to provide additional funding to such subsidiaries. Restrictions or regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on its obligations, including debt obligations, or dividend payments. In addition, Group Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

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

The requirements for Group Inc. and GS Bank USA to develop and submit recovery and resolution plans to regulators, and the incorporation of feedback received from regulators, may require us to reduce our reliance on short-term funding, increase capital or liquidity levels at Group Inc. or particular subsidiaries or otherwise incur additional or duplicative operational or other costs at multiple entities, and may reduce our ability to provide Group Inc. guarantees of the obligations of our subsidiaries or raise debt at Group Inc. Resolution planning may also impair our ability to structure our intercompany and external activities in a manner that we may otherwise deem most operationally efficient. Furthermore, we may incur additional taxes. Any such limitations or requirements would be in addition to the legal and regulatory restrictions discussed above on our ability to engage in capital actions or make intercompany dividends or payments.

See “Business — Regulation” in Part I, Item 1 of the 2014 Form 10-K for a further discussion of regulatory restrictions.

32	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The application of regulatory strategies and requirements in the United States and non-U.S. jurisdictions to facilitate the orderly resolution of large financial institutions could create greater risk of loss for Group Inc.’s security holders.

As discussed under “Business — Regulation — Insolvency of an Insured Depository Institution or a Bank Holding Company,” if the FDIC is appointed as receiver under the orderly liquidation authority, the rights of Group Inc.’s creditors would be determined under the orderly liquidation authority, and substantial differences exist in the rights of creditors between the orderly liquidation authority and the U.S. Bankruptcy Code, including the right of the FDIC under the orderly liquidation authority to disregard the strict priority of creditor claims in some circumstances, which could have a material adverse effect on debt holders.

Although the FDIC’s single point of entry strategy is intended to result in better outcomes for creditors in connection with the resolution of a large financial institution, it is possible that this may not occur. One goal of the FDIC’s single point of entry strategy is to resolve a large financial institution in a manner that would, among other things, impose losses on shareholders, debt holders (including holders of structured notes) and other creditors of the top-tier holding company and permit the holding company’s subsidiaries to continue to operate. It is possible that the application of the single point of entry strategy could result in greater losses to Group Inc.’s security holders, including holders of structured notes and other debt securities, than the losses that could result from the application of a bankruptcy proceeding or a different resolution strategy for the firm.

In addition, certain jurisdictions, including the United Kingdom and the EU, have implemented, or are considering, changes to resolution regimes to provide resolution authorities with the ability to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Such “bail-in” powers are intended to enable the recapitalization of a failing institution by allocating losses to its shareholders and unsecured debt holders. U.S. and non-U.S. regulators are also considering requirements that large financial institutions and certain of their subsidiaries maintain minimum amounts of equity and debt (total loss-absorbing capacity) that would absorb losses in the event of failure.

Our resolution plan assumes that, in certain adverse scenarios, Group Inc. would recapitalize certain major subsidiaries, including through the forgiveness of intercompany indebtedness. If these recapitalization actions were unsuccessful in stabilizing these subsidiaries, Group Inc.’s financial condition would be adversely impacted and equity and debt holders of Group Inc. may as a consequence be in a worse position than if the recapitalizations did not occur.

In August 2014, the Federal Reserve Board and the FDIC indicated that Group Inc., along with other large industry participants, had certain shortcomings in the 2013 resolution plans that must be addressed in the 2015 resolution plans. If Group Inc. is unable to effectively address these shortcomings, the Federal Reserve Board and the FDIC could, after any permitted resubmission, find our resolution plan not credible and require us to hold more capital, change our business structure or dispose of businesses, which could have a negative impact on our ability to return capital to shareholders, financial condition, results of operations or competitive position.

Goldman Sachs 2014 Form 10-K	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Rules adopted under the Dodd-Frank Act require issuers of asset-backed securities and any person who organizes and initiates an asset-backed securities transaction to retain economic exposure to the asset, which is likely to significantly increase the cost to us of engaging in securitization activities. Our inability to reduce our credit risk by selling, syndicating or securitizing these positions, including during periods of market stress, could negatively affect our results of operations due to a decrease in the fair value of the positions, including due to the insolvency or bankruptcy of the borrower, as well as the loss of revenues associated with selling such securities or loans.

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

34	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

As a result, we have had to commit capital to support our international operations and to execute large global transactions. To the extent we expand into new business areas and new geographic regions, we will face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand. Governments and regulators have recently adopted regulations, imposed taxes, adopted compensation restrictions or otherwise put forward various proposals that have or may impact our ability to conduct certain of our businesses in a cost-effective manner or at all in certain or all jurisdictions, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage. These or other similar rules, many of which do not apply to all our U.S. or non-U.S. competitors, could impact our ability to compete effectively.

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

Goldman Sachs 2014 Form 10-K	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

As a signatory to the ISDA Protocol, we may not be able to exercise remedies against counterparties and, as this new regime has not yet been tested, we may suffer risks or losses that we would not have expected to suffer if we could immediately close out transactions upon a termination event. The ISDA Protocol contemplates adoption of implementing regulations by various U.S. and non-U.S. regulators, and the ISDA Protocol’s impact will depend on, among other things, how it is implemented.

Derivative contracts and other transactions, including secondary bank loan purchases and sales, entered into with third parties are not always confirmed by the counterparties or settled on a timely basis. While the transaction remains unconfirmed or during any delay in settlement, we are subject to heightened credit and operational risk and in the event of a default may find it more difficult to enforce our rights. In addition, as new complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. The provisions of the Dodd-Frank Act requiring central clearing of credit derivatives and other OTC derivatives, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and to hedge our own risks, and could adversely affect our profitability and increase our credit exposure to such platform.

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

36	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

As described further in “Business — Regulation — Bank Holding Company Regulation” and “ — Regulation — Compensation Practices” in Part I, Item 1 of the 2014 Form 10-K, our compensation practices are subject to review by, and the standards of, the Federal Reserve Board. As a large financial and banking institution, we are subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve Board, the PRA, the FCA, the FDIC and other regulators worldwide. These limitations, including any imposed by or as a result of future legislation or regulation, may require us to alter our compensation practices in ways that could adversely affect our ability to attract and retain talented employees.

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

A failure in our operational systems or infrastructure, or those of third parties, as well as cyber attacks and human error, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.

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

As our client base, and our geographical reach expands, and the volume, speed, frequency and complexity of transactions, especially electronic transactions (as well as the requirements to report such transactions on a real-time basis to clients, regulators and exchanges) increases, developing and maintaining our operational systems and infrastructure becomes more challenging, and the risk of systems or human error in connection with such transactions increases, as well as the potential consequences of such errors due to the speed and volume of transactions involved and the potential difficulty associated with discovering such errors quickly enough to limit the resulting consequences.

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

Goldman Sachs 2014 Form 10-K	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Nearly all of our employees in our primary locations, including the New York metropolitan area, London, Bengaluru, Hong Kong, Tokyo and Salt Lake City, work in close proximity to one another, in one or more buildings. Notwithstanding our efforts to maintain business continuity, given that our headquarters and the largest concentration of our employees are in the New York metropolitan area and our two principal office buildings in the New York area both are located on the waterfront of the Hudson River, depending on the intensity and longevity of the event, a catastrophic event impacting our New York metropolitan area offices, including a terrorist attack, extreme weather event or other hostile or catastrophic event, could very negatively affect our business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. There have been several recent highly publicized cases involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information, as well as cyber attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third-parties, including actions by foreign governments.

38	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We are regularly the target of attempted cyber attacks, including denial-of-service attacks, and must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. In addition, due to our interconnectivity with third-party vendors, central agents, exchanges, clearing houses and other financial institutions, we could be adversely impacted if any of them is subject to a successful cyber attack or other information security event. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could impact their ability to transact with us or otherwise result in significant losses or reputational damage.

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

Notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on human beings as our greatest resource, and from time-to-time, they make mistakes that are not always caught immediately by our technological processes or by our other procedures which are intended to prevent and detect such errors. These can include calculation errors, mistakes in addressing emails, errors in software development or implementation, or simple errors in judgment. We strive to eliminate such human errors through training, supervision, technology and by redundant processes and controls. Human errors, even if promptly discovered and remediated, can result in material losses and liabilities for the firm.

Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause us significant reputational harm, which in turn could seriously harm our business prospects.

We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. See Note 27 to the consolidated financial statements in Part II, Item 8 of the 2014 Form 10-K for a discussion of certain legal proceedings in which we are involved and Note 18 to the consolidated financial statements in Part II, Item 8 of the 2014 Form 10-K for information regarding certain mortgage-related contingencies. Our experience has been that legal claims by customers and clients increase in a market downturn and that employment-related claims increase following periods in which we have reduced our staff. Additionally, governmental entities are plaintiffs in certain of the legal proceedings in which we are involved, and we may face future actions or claims by the same or other governmental entities.

Goldman Sachs 2014 Form 10-K	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Recently, significant settlements by several large financial institutions with governmental entities have been publicly announced. The trend of large settlements with governmental entities may adversely affect the outcomes for other financial institutions in similar actions, especially where governmental officials have announced that the large settlements will be used as the basis or a template for other settlements. The uncertain regulatory enforcement environment makes it difficult to estimate probable losses, which can lead to substantial disparities between legal reserves and subsequent actual settlements or penalties. Further, the SEC has announced a policy of seeking admissions of liability in certain settled cases, which could adversely impact the defense of private litigation or result in penalties or limitations in business under “bad actor” statutes in jurisdictions in which we operate.

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

Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation and involve certain potential risks, including environmental, reputational and other risks that may expose us to significant liabilities and costs.

As part of our commodities business, we purchase and sell certain physical commodities and arrange for their storage and transport. In our investing and lending businesses, we invest in entities that engage in the production, storage, transportation, marketing and trading of numerous commodities. The commodities involved in these activities and investments may include crude oil, oil products, natural gas, electric power, agricultural products, metals (base and precious), minerals (including unenriched uranium), emission credits, coal, freight, liquefied natural gas and related products and indices.

These activities subject us and/or the entities in which we invest to extensive and evolving federal, state and local energy, environmental, antitrust and other governmental laws and regulations worldwide, including environmental laws and regulations relating to, among others, air quality, water quality, waste management, transportation of hazardous substances, natural resources, site remediation and health and safety. Additionally, rising climate change concerns may lead to additional regulation that could increase the operating costs and profitability of our investments.

There may be substantial costs in complying with current or future laws and regulations relating to our commodities-related activities and investments. Compliance with these laws and regulations could require significant commitments of capital toward environmental monitoring, renovation of storage facilities or transport vessels, payment of emission fees and carbon or other taxes, and application for, and holding of, permits and licenses.

40	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Commodities involved in our intermediation activities and investments are also subject to the risk of unforeseen or catastrophic events, which are likely to be outside of our control, including those arising from the breakdown or failure of transport vessels, storage facilities or other equipment or processes or other mechanical malfunctions, fires, leaks, spills or release of hazardous substances, performance below expected levels of output or efficiency, terrorist attacks, extreme weather events or other natural disasters or other hostile or catastrophic events. In addition, we rely on third-party suppliers or service providers to perform their contractual obligations and any failure on their part, including the failure to obtain raw materials at reasonable prices or to safely transport or store commodities, could expose us to costs or losses. Also, while we seek to insure against potential risks, we may not be able to obtain insurance to cover some of these risks and the insurance that we have may be inadequate to cover our losses.

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

In conducting our businesses and maintaining and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or acts of terrorism. For example, there has recently been significant conflict between Russia and Ukraine, and sanctions have been imposed by the U.S. and EU on certain individuals and companies in Russia. In many countries, the laws and regulations applicable to the securities and financial services industries and many of the transactions in which we are involved are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Any determination by local regulators that we have not acted in compliance with the application of local laws in a particular market or our failure to develop effective working relationships with local regulators could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

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

Goldman Sachs 2014 Form 10-K	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

While business and other practices throughout the world differ, our principal legal entities are subject in their operations worldwide to rules and regulations relating to corrupt and illegal payments, hiring practices and money laundering, as well as laws relating to doing business with certain individuals, groups and countries, such as the U.S. Foreign Corrupt Practices Act, the USA PATRIOT Act and U.K. Bribery Act. While we have invested and continue to invest significant resources in training and in compliance monitoring, the geographical diversity of our operations, employees, clients and customers, as well as the vendors and other third parties that we deal with, greatly increases the risk that we may be found in violation of such rules or regulations and any such violation could subject us to significant penalties or adversely affect our reputation.

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

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as Ebola, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

42	Goldman Sachs 2014 Form 10-K

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

We have offices at 30 Hudson Street in Jersey City, New Jersey, which we own and which include approximately 1.6 million gross square feet of office space.

We have additional offices and commercial space in the United States and elsewhere in the Americas, which together comprise approximately 2.5 million square feet of leased and owned space.

In Europe, the Middle East and Africa, we have offices that total approximately 1.5 million square feet of leased and owned space. Our European headquarters is located in London at Peterborough Court, pursuant to a lease expiring in 2026. In total, we have offices with approximately 1.1 million square feet in London, relating to various properties.

In Asia (including India), Australia and New Zealand, we have offices with approximately 1.9 million square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Japan, we currently have offices with approximately 220,000 square feet, the majority of which have leases that will expire in 2018. In Hong Kong, we currently have offices with approximately 315,000 square feet, the majority of which have leases that will expire in 2017.

In the preceding paragraphs, square footage figures are provided only for properties that are used in the operation of our businesses.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance-Sheet Arrangements and Contractual Obligations — Contractual Obligations” in Part II, Item 7 of the 2014 Form 10-K for a discussion of exit costs we may incur in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth.

Item 3.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part II, Item 7 of the 2014 Form 10-K. See Note 27 to the consolidated financial statements in Part II, Item 8 of the 2014 Form 10-K for information about certain judicial, regulatory and legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

Goldman Sachs 2014 Form 10-K	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Executive Officers of The Goldman Sachs Group, Inc.

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Lloyd C. Blankfein, 60

Mr. Blankfein has been our Chairman and Chief Executive Officer since June 2006, and a director since April 2003.

Alan M. Cohen, 64

Mr. Cohen has been an Executive Vice President of Goldman Sachs and our Global Head of Compliance since February 2004.

Gary D. Cohn, 54

Mr. Cohn has been our President and Chief Operating Officer (or Co-Chief Operating Officer) and a director since June 2006.

Edith W. Cooper, 53

Ms. Cooper has been an Executive Vice President of Goldman Sachs since April 2011 and our Global Head of Human Capital Management since March 2008. From 2002 to 2008, she served in various positions at the firm, including sales management within the Securities Division.

Gregory K. Palm, 66

Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and our General Counsel and head or co-head of the Legal Department since May 1992.

John F.W. Rogers, 58

Mr. Rogers has been an Executive Vice President of Goldman Sachs since April 2011 and Chief of Staff and Secretary to the Board of Directors of Goldman Sachs since December 2001.

Harvey M. Schwartz, 50

Mr. Schwartz has been an Executive Vice President of Goldman Sachs and our Chief Financial Officer since January 2013. From February 2008 to January 2013, Mr. Schwartz was global co-head of the Securities Division.

Mark Schwartz, 60

Mr. Schwartz has been a Vice Chairman of Goldman Sachs and Chairman of Goldman Sachs Asia Pacific since rejoining the firm in June 2012. From 2006 to June 2012, he was Chairman of MissionPoint Capital Partners, an investment firm he co-founded.

Michael S. Sherwood, 49

Mr. Sherwood has been a Vice Chairman of Goldman Sachs since February 2008 and co-chief executive officer of Goldman Sachs International since 2005. He assumed responsibility for coordinating the firm’s business and activities around Growth Markets in November 2013.

John S. Weinberg, 58

Mr. Weinberg has been a Vice Chairman of Goldman Sachs since June 2006. He currently focuses on client development and initiatives across our major divisions. He was a co-head of Goldman Sachs’ Investment Banking Division from December 2002 to December 2014.

44	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during 2012, 2013 and 2014 is set forth under the heading “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of the 2014 Form 10-K. As of February 6, 2015, there were 10,230 holders of record of our common stock.

During 2013 and 2014, dividends of $0.50 per common share were declared on January 15, 2013, April 15, 2013 and July 15, 2013, dividends of $0.55 per common share were declared on October 16, 2013, January 15, 2014, April 16, 2014 and July 14, 2014 and a dividend of $0.60 per common share was declared on October 15, 2014. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by the Board of Directors of Group Inc. (Board).

The declaration of dividends by Group Inc. is subject to the discretion of our Board. Our Board will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to us, the effect on our debt ratings and such other factors as our Board may deem relevant. See “Business — Regulation” in Part I, Item 1 of the 2014 Form 10-K for a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to shareholders of Group Inc.

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of our year ended December 2014.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[1]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs	[1]
Month #1 (October 1, 2014 to October 31, 2014)	1,759,498		$181.86	1,759,498		30,235,389

Month #2 (November 1, 2014 to November 30, 2014)	2,728,586		189.98	2,728,586		27,506,803

Month #3 (December 1, 2014 to December 31, 2014)	2,156,373	[2]	190.95	2,155,759		25,351,044
Total	6,644,457			6,643,843

1.

On March 21, 2000, we announced that our Board had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 430 million shares by resolutions of our Board adopted from June 2001 through April 2013. We use our share repurchase program to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), the amounts and timing of which are determined primarily by the firm’s current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date. Prior to repurchasing common stock, the firm must receive confirmation that the Board of Governors of the Federal Reserve System does not object to such capital actions.

2.	Includes 614 shares remitted by employees to satisfy minimum statutory withholding taxes on equity-based awards that were delivered to employees during the period.

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of the 2014 Form 10-K.

Item 6.    Selected Financial Data

The Selected Financial Data table is set forth under Part II, Item 8 of the 2014 Form 10-K.

Goldman Sachs 2014 Form 10-K	45

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

46	Goldman Sachs 2014 Form 10-K

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

References to “the 2014 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2014. All references to “the consolidated financial statements” or “Supplemental Financial Information” are to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. All references to 2014, 2013 and 2012 refer to our years ended, or the dates, as the context requires, December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

In this discussion and analysis of our financial condition and results of operations, we have included information that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. This information includes statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital and leverage rules applicable to banks and bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings or mortgage-related contingencies as set forth under “Legal Proceedings” and “Certain Mortgage-Related Contingencies” in Notes 27 and 18, respectively, to the consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, and statements about our investment banking transaction backlog.

By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in these forward-looking statements include, among others, those discussed below under “Certain Risk Factors That May Affect Our Businesses” as well as “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K and “Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995” in Part I, Item 1 of the 2014 Form 10-K.

Goldman Sachs 2014 Form 10-K	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Executive Overview

2014 versus 2013. The firm generated net earnings of $8.48 billion and diluted earnings per common share of $17.07 for 2014, an increase of 5% and 10%, respectively, compared with $8.04 billion and $15.46 per share for 2013. Return on average common shareholders’ equity (ROE) was 11.2% for 2014, compared with 11.0% for 2013. Book value per common share was $163.01 and tangible book value per common share 1 was $153.79 as of December 2014, both approximately 7% higher compared with the end of 2013.

Net revenues were $34.53 billion for 2014, essentially unchanged compared with 2013, as higher net revenues in both Investment Management and Investment Banking, reflecting strong performances in these businesses, were largely offset by slightly lower net revenues in both Institutional Client Services and Investing & Lending.

Operating expenses were $22.17 billion for 2014, essentially unchanged compared with 2013. Non-compensation expenses were slightly lower compared with the prior year, primarily reflecting lower net provisions for litigation and regulatory proceedings, while compensation and benefits expenses were essentially unchanged.

During 2014, as part of a firmwide initiative to reduce activities with lower returns, total assets were reduced by $55 billion to $856 billion as of December 2014, while pre-tax margin improved approximately 150 basis points to 35.8%.

We also maintained strong capital ratios and liquidity, while returning $6.52 billion of capital to shareholders during 2014. During the year, the firm repurchased 31.8 million shares of its common stock for a total cost of $5.47 billion and paid common dividends of $1.05 billion. Our Common Equity Tier 1 ratio 2 was 12.2% as of December 2014, under the Basel III Advanced approach reflecting the applicable transitional provisions. In addition, our global core liquid assets 3 were $183 billion as of December 2014.

2013 versus 2012. The firm generated net earnings of $8.04 billion and diluted earnings per common share of $15.46 for 2013, an increase of 8% and 9%, respectively, compared with $7.48 billion and $14.13 per share for 2012. ROE was 11.0% for 2013, compared with 10.7% for 2012. Book value per common share increased approximately 5% to $152.48 and tangible book value per common share 1 increased approximately 7% to $143.11 compared with the end of 2012.

Net revenues were $34.21 billion for 2013, essentially unchanged compared with 2012, as significantly higher net revenues in Investment Banking and higher net revenues in both Investing & Lending and Investment Management were offset by lower net revenues in Institutional Client Services.

Operating expenses were $22.47 billion for 2013, 2% lower than 2012, as both compensation and benefits expenses and non-compensation expenses decreased slightly. The decline in non-compensation expenses reflected the sale of a majority stake in our Americas reinsurance business and lower depreciation and amortization expenses, partially offset by higher net provisions for litigation and regulatory proceedings.

During 2013, the firm repurchased 39.3 million shares of its common stock for a total cost of $6.17 billion, while maintaining strong capital levels. In addition, our global core liquid assets 3 were $184 billion as of December 2013.

See “Results of Operations — Segment Operating Results” below for information about net revenues and pre-tax earnings for each of our business segments.

Our businesses, by their nature, do not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and other factors. For a further discussion of the factors that may affect our future operating results, see “Certain Risk Factors That May Affect Our Businesses” below, as well as “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K.

1.

Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Balance Sheet and Funding Sources — Balance Sheet Analysis and Metrics” below for further information about our calculation of tangible book value per common share.

2.	See Note 20 to the consolidated financial statements for further information about our capital ratios.

3.	See “Risk Management and Risk Factors — Liquidity Risk Management” for further information about our global core liquid assets.

48	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

During 2014, real gross domestic product (GDP) growth appeared stable and subdued in most major economies, supported by solid private sector growth in the United States and the reduction of fiscal headwinds, particularly in the United States and the Euro area. Ongoing U.S. labor market improvements and robust U.S. consumer activity were notable trends in 2014. Monetary policy generally remained accommodative, helping most major advanced-economy equity markets to increase during the year, while longer-dated government bond yields generally declined. During the second half of 2014, the U.S. dollar strengthened and oil prices declined. Although macroeconomic conditions were fairly stable, U.S. equity market volatility increased towards the end of the year, alongside political uncertainty, particularly in Greece, Russia and the Middle East, as well as short-lived Ebola concerns. In investment banking, industry-wide underwriting activity remained strong in both equity and debt, and industry-wide completed mergers and acquisitions activity increased compared with 2013. Industry-wide announced mergers and acquisitions activity significantly increased compared with 2013. For a further discussion of how market conditions may affect our businesses, see “Certain Risk Factors That May Affect Our Businesses” below, as well as “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K.

Global

During 2014, real GDP growth appeared to improve in advanced economies and slow in emerging markets. Developed market growth improvements were largest in the United Kingdom and Euro area, while Japan’s growth declined and the United States’ growth improvement was modest. In emerging markets, headwinds from slowing domestic demand offset improving current account balances and contributed to a general slowdown in growth. Unemployment rates in both the United States and United Kingdom declined in 2014 and at faster paces than in 2013. The Euro area unemployment rate declined in 2014, following an increase in 2013. The U.S. Federal Reserve ended its monthly asset purchase program in the fourth quarter of 2014, after tapering its purchases for several months. The European Central Bank (ECB) reduced its policy interest rate twice during the year, and along with the Bank of Japan (BOJ), announced further easing policies.

United States

In the United States, real GDP increased by 2.4% in 2014, compared with an increase of 2.2% in 2013. Consumer expenditures growth and business fixed investment growth both improved, while residential investment growth slowed. The pickup in consumer expenditures was primarily driven by growth in real disposable income, which contracted in 2013. Measures of consumer confidence improved, as the unemployment rate fell during the year. House prices, housing starts and house sales increased in 2014, but the pace of improvements, particularly for starts and sales, slowed compared with 2013. Measures of inflation were mostly stable during 2014. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% during the year, ended its monthly program to purchase U.S. Treasury securities and mortgage-backed securities in the fourth quarter of 2014 and kept forward guidance broadly unchanged. The yield on the 10-year U.S. Treasury note declined by 87 basis points during 2014 to 2.17%. In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 13%, 11% and 8%, respectively, during 2014.

Europe

In the Euro area, real GDP increased by 0.9% in 2014, compared with a contraction of 0.4% in 2013. While an improvement from 2013, growth remained at a suppressed level. Fixed investment and consumer spending both grew modestly in 2014, after contracting in 2013, and measures of inflation remain subdued. The ECB cut the main refinancing operations and deposit rates by 20 basis points to 0.05% and (0.20)%, respectively, announced a purchase program for asset-backed securities and covered bonds in the fourth quarter of 2014, and discussed the possibility of a quantitative easing program targeting sovereign bonds. The Euro depreciated by 12% against the U.S. dollar. In the United Kingdom, real GDP increased by 2.6% in 2014, compared with an increase of 1.7% in 2013. The Bank of England maintained its official bank rate at 0.50%. The British pound depreciated by 6% against the U.S. dollar. Yields on 10-year government bonds in the region generally fell during the year. In equity markets, the DAX Index and the Euro Stoxx 50 Index increased by 3% and 1%, respectively, while the FTSE 100 Index and the CAC 40 Index decreased by 3% and 1%, respectively, during 2014.

Goldman Sachs 2014 Form 10-K	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Asia

In Japan, real GDP had no growth in 2014, a sharp slowdown compared with an increase of 1.6% in 2013. Real GDP contracted significantly during the second and third quarters of 2014, as consumer expenditures fell, in part resulting from a consumption tax hike in April. However, real GDP picked up again in the fourth quarter of 2014. Although measures of inflation increased in 2014, inflation remained below the BOJ’s 2% inflation target excluding the impact of the consumption tax hike. During the fourth quarter of 2014, the BOJ announced further quantitative and qualitative monetary easing and removed the 2-year timing target for achieving 2% price stability, making the timeframe open ended. During the year, the yield on 10-year Japanese government bonds declined, the U.S. dollar appreciated by 14% against the Japanese yen and, in equity markets, the Nikkei 225 Index increased by 7%.

In China, real GDP increased by 7.4% in 2014, compared with 7.7% in 2013. Measures of inflation remained moderate and the People’s Bank of China cut its one-year lending rate by 40 basis points during the fourth quarter of 2014. The U.S. dollar appreciated by 2% against the Chinese yuan and, in equity markets, the Shanghai Composite Index increased by 53%, as regulatory changes influenced sentiment. In contrast, in Hong Kong, the Hang Seng Index increased by 1%.

In India, real GDP increased at a solid pace in both 2014 and 2013. The rate of wholesale inflation declined compared with 2013. The U.S. dollar appreciated by 2% against the Indian rupee and, in equity markets, the BSE Sensex Index increased by 30% during 2014.

Other Markets

In Brazil, estimated real GDP had no growth in 2014, compared with an increase of 2.5% in 2013, as private consumption growth decelerated and fixed investment spending contracted. The U.S. dollar appreciated by 12% against the Brazilian real and, in equity markets, the Bovespa Index decreased by 3%. In Russia, real GDP increased by 0.6% in 2014, compared with an increase of 1.3% in 2013. Tensions related to the political situation in Ukraine and Russia generated concern during the year. The U.S. dollar appreciated by 76% against the Russian ruble and, in equity markets, the MICEX Index decreased by 7% during 2014.

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

50	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of December 2014 and December 2013, level 3 financial assets represented 4.9% and 4.4%, respectively, of our total assets. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

•	Collateral Analyses. Margin calls on derivatives are analyzed to determine implied values which are used to corroborate our valuations.

•	Execution of Trades. Where appropriate, trading desks are instructed to execute trades in order to provide evidence of market-clearing levels.

•	Backtesting. Valuations are corroborated by comparison to values realized upon sales.

See Notes 5 through 8 to the consolidated financial statements for further information about fair value measurements.

Goldman Sachs 2014 Form 10-K	51

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

Level 3 Financial Assets at Fair Value. Total level 3 financial assets were $42.01 billion and $40.01 billion as of December 2014 and December 2013, respectively.

See Notes 5 through 8 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements.

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

During the fourth quarter of 2014, we assessed goodwill for impairment. The qualitative assessment required management to make judgments and to evaluate several factors, which included, but were not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. Based on our evaluation of these factors, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired and that a quantitative goodwill impairment test was not required.

If we experience a prolonged or severe period of weakness in the business environment or financial markets, our goodwill could be impaired in the future. In addition, significant changes to critical inputs of the quantitative goodwill impairment test (e.g., cost of equity) could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

See Note 13 to the consolidated financial statements for further information about our goodwill.

52	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated useful lives using the straight-line method or based on economic usage for certain commodities-related intangibles. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. See Note 13 to the consolidated financial statements for the carrying value and estimated remaining useful lives of our identifiable intangible assets by major asset class.

A prolonged or severe period of market weakness, or significant changes in regulation could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including weaker business performance resulting in a decrease in our customer base and decreases in revenues from commodities-related transportation rights, customer contracts and relationships. Management judgment is required to evaluate whether indications of potential impairment have occurred, and to test intangible assets for impairment if required.

An impairment, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the total of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

See Note 13 to the consolidated financial statements for information about impairments of our identifiable intangible assets.

Recent Accounting Developments

See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

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

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. In addition, we estimate the upper end of the range of reasonably possible aggregate loss in excess of the related reserves for litigation proceedings where the firm believes the risk of loss is more than slight. See Notes 18 and 27 to the consolidated financial statements for information about certain judicial, regulatory and legal proceedings.

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

In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. See Note 24 to the consolidated financial statements for further information about accounting for income taxes.

Goldman Sachs 2014 Form 10-K	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Certain Risk Factors That May Affect Our Businesses” below and “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K for a further discussion of the impact of economic and market conditions on our results of operations.

Financial Overview

The table below presents an overview of our financial results.

$ in millions, except per share amounts	Year Ended December
	2014	2013	2012
Net revenues	$34,528	$34,206	$34,163

Pre-tax earnings	12,357	11,737	11,207

Net earnings	8,477	8,040	7,475

Net earnings applicable to common shareholders	8,077	7,726	7,292

Diluted earnings per common share	17.07	15.46	14.13

Return on average common shareholders’ equity [1]	11.2%	11.0%	10.7%

1.	ROE is computed by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the Year Ended December
$ in millions	2014	2013	2012
Total shareholders’ equity	$80,839	$77,353	$72,530

Preferred stock	(8,585)	(6,892)	(4,392)
Common shareholders’ equity	$72,254	$70,461	$68,138

The table below presents selected financial ratios.

	Year Ended December
	2014	2013	2012
Net earnings to average assets	0.9%	0.9%	0.8%

Return on average total shareholders’ equity [1]	10.5%	10.4%	10.3%

Total average equity to average assets	9.0%	8.2%	7.7%

Dividend payout ratio [2]	13.2%	13.3%	12.5%

1.	Return on average total shareholders’ equity is computed by dividing net earnings by average monthly total shareholders’ equity.

2.	Dividend payout ratio is computed by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

The table below presents our net revenues by line item on the consolidated statements of earnings.

	Year Ended December
$ in millions	2014	2013	2012
Investment banking	$ 6,464	$ 6,004	$ 4,941

Investment management	5,748	5,194	4,968

Commissions and fees	3,316	3,255	3,161

Market making	8,365	9,368	11,348

Other principal transactions	6,588	6,993	5,865
Total non-interest revenues	30,481	30,814	30,283
Interest income	9,604	10,060	11,381

Interest expense	5,557	6,668	7,501
Net interest income	4,047	3,392	3,880
Total net revenues	$34,528	$34,206	$34,163

In the table above:

•

“Investment banking” is comprised of revenues (excluding net interest) from financial advisory and underwriting assignments, as well as derivative transactions directly related to these assignments. These activities are included in our Investment Banking segment.

•

“Investment management” is comprised of revenues (excluding net interest) from providing investment management services to a diverse set of clients, as well as wealth advisory services and certain transaction services to high-net-worth individuals and families. These activities are included in our Investment Management segment.

•

“Commissions and fees” is comprised of revenues from executing and clearing client transactions on major stock, options and futures exchanges worldwide, as well as over-the-counter (OTC) transactions. These activities are included in our Institutional Client Services and Investment Management segments.

•

“Market making” is comprised of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. These activities are included in our Institutional Client Services segment.

•

“Other principal transactions” is comprised of revenues (excluding net interest) from our investing activities and the origination of loans to provide financing to clients. In addition, “Other principal transactions” includes revenues related to our consolidated investments. These activities are included in our Investing & Lending segment.

54	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2014 versus 2013

Net revenues on the consolidated statements of earnings were $34.53 billion for 2014, essentially unchanged compared with 2013, reflecting higher net interest income, investment management revenues and investment banking revenues, as well as slightly higher commissions and fees, largely offset by lower market-making revenues and other principal transactions revenues.

During 2014, the operating environment was favorable for investment banking activities, as industry-wide underwriting activity was strong and industry-wide mergers and acquisitions activity increased. Improved asset prices resulted in appreciation in the value of client assets in investment management. In addition, other principal transactions were impacted by favorable company-specific events and strong corporate performance. However, the operating environment remained challenging for market-making activities as economic uncertainty and low volatility levels contributed to generally low levels of activity, particularly in fixed income products. If macroeconomic concerns continue over the long term, and client activity levels in investment banking broadly decline or market-making activity levels remain low, or if asset prices were to decline, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about material trends and uncertainties that may impact our results of operations.

Non-Interest Revenues. Investment banking revenues on the consolidated statements of earnings were $6.46 billion for 2014, 8% higher than 2013, due to significantly higher revenues in financial advisory, reflecting an increase in industry-wide completed mergers and acquisitions, primarily in the United States. Revenues in underwriting were essentially unchanged compared with a strong 2013, as industry-wide activity levels remained high. Revenues in debt underwriting were slightly lower compared with 2013, reflecting lower revenues from commercial mortgage-related activity, while revenues in equity underwriting were slightly higher, principally from initial public offerings.

Investment management revenues on the consolidated statements of earnings were $5.75 billion for 2014, 11% higher than 2013, reflecting higher management and other fees, primarily due to higher average assets under supervision, as well as higher incentive fees and transaction revenues.

Commissions and fees on the consolidated statements of earnings were $3.32 billion for 2014, 2% higher than 2013, due to higher commissions and fees in both Europe and the United States, reflecting generally higher client activity, consistent with increases in listed cash equity market volumes in these regions.

Market-making revenues on the consolidated statements of earnings were $8.37 billion for 2014, 11% lower than 2013. Results for 2014 included a gain of $289 million ($270 million of which was recorded at extinguishment in the third quarter) related to the extinguishment of certain of our junior subordinated debt. Excluding this gain and a gain of $211 million on the sale of a majority stake in our European insurance business in 2013, the decrease in market-making revenues compared with 2013 reflected significantly lower revenues in both credit products and equity derivatives, lower revenues in mortgages and the sale of our Americas reinsurance business in 2013. These decreases were partially offset by significantly higher revenues in commodities, as well as higher revenues in equity cash products, currencies and interest rate products.

Other principal transactions revenues on the consolidated statements of earnings were $6.59 billion for 2014, 6% lower than 2013. Net gains from investments in equity securities were slightly lower due to a significant decrease in net gains from investments in public equities, as movements in global equity prices during 2014 were less favorable compared with 2013, partially offset by an increase in net gains from investments in private equities, primarily driven by company-specific events. Net gains from debt securities and loans were slightly higher than 2013, primarily due to sales of certain investments during 2014. Revenues related to our consolidated investments were significantly lower compared with 2013, reflecting a decrease in operating revenues from commodities-related consolidated investments.

Net Interest Income. Net interest income on the consolidated statements of earnings was $4.05 billion for 2014, 19% higher than 2013. The increase compared with 2013 was primarily due to lower interest expense resulting from a reduction in our total liabilities, lower costs of long-term funding due to a decline in interest rates and the impact of rebates in the securities services business, partially offset by lower interest income due to a reduction in our total assets. See “Supplemental Financial Information — Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

2013 versus 2012

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

Goldman Sachs 2014 Form 10-K	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

During 2013, a significant increase in global equity prices contributed to improved industry-wide equity underwriting activity in investment banking, appreciation in the value of client assets in investment management and net gains from investments in public equities in other principal transactions. Other principal transactions were also impacted by favorable company-specific events and strong corporate performance, and industry-wide debt underwriting activity in investment banking remained solid, as interest rates remained low. However, macroeconomic concerns continued to weigh on industry-wide mergers and acquisitions activity in investment banking, and contributed to a challenging operating environment for market-making activities, resulting in fluctuations in activity levels during 2013. See “Segment Operating Results” below for further information about material trends and uncertainties that may impact our results of operations.

Non-Interest Revenues. Investment banking revenues on the consolidated statements of earnings were $6.00 billion for 2013, 22% higher than 2012, reflecting significantly higher revenues in underwriting, due to strong revenues in both equity and debt underwriting. Revenues in equity underwriting were significantly higher compared with 2012, reflecting an increase in client activity, particularly in initial public offerings. Revenues in debt underwriting were significantly higher compared with 2012, principally due to leveraged finance activity. Revenues in financial advisory were essentially unchanged compared with 2012.

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

Net Interest Income. Net interest income on the consolidated statements of earnings was $3.39 billion for 2013, 13% lower than 2012. The decrease compared with 2012 was primarily due to lower average yields on financial instruments owned, at fair value, partially offset by lower interest expense on financial instruments sold, but not yet purchased, at fair value and collateralized financings. See “Supplemental Financial Information — Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

56	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. In addition, see “Use of Estimates” for expenses that may arise from litigation and regulatory proceedings. Compensation and benefits includes salaries, discretionary compensation, amortization of equity awards and other items such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment.

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Year Ended December
$ in millions	2014	2013	2012
Compensation and benefits	$12,691	$12,613	$12,944

Brokerage, clearing, exchange and distribution fees	2,501	2,341	2,208

Market development	549	541	509

Communications and technology	779	776	782

Depreciation and amortization	1,337	1,322	1,738

Occupancy	827	839	875

Professional fees	902	930	867

Insurance reserves [1]	—	176	598

Other expenses	2,585	2,931	2,435
Total non-compensation expenses	9,480	9,856	10,012
Total operating expenses	$22,171	$22,469	$22,956
Total staff at period-end	34,000	32,900	32,400

1.

Consists of changes in reserves related to our Americas reinsurance business, including interest credited to policyholder account balances, and expenses related to property catastrophe reinsurance claims. In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

2014 versus 2013. Operating expenses on the consolidated statements of earnings were $22.17 billion for 2014, essentially unchanged compared with 2013. Compensation and benefits expenses on the consolidated statements of earnings were $12.69 billion for 2014, essentially unchanged compared with 2013. The ratio of compensation and benefits to net revenues for 2014 was 36.8% compared with 36.9% for 2013. Total staff increased 3% during 2014.

Non-compensation expenses on the consolidated statements of earnings were $9.48 billion for 2014, 4% lower than 2013. The decrease compared with 2013 included a decrease in other expenses, due to lower net provisions for litigation and regulatory proceedings and lower operating expenses related to consolidated investments, as well as a decline in insurance reserves, reflecting the sale of our Americas reinsurance business in 2013. These decreases were partially offset by an increase in brokerage, clearing, exchange and distribution fees. Net provisions for litigation and regulatory proceedings for 2014 were $754 million compared with $962 million for 2013 (both primarily comprised of net provisions for mortgage-related matters). 2014 included a charitable contribution of $137 million to Goldman Sachs Gives, our donor-advised fund. Compensation was reduced to fund this charitable contribution to Goldman Sachs Gives. The firm asks its participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

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

Goldman Sachs 2014 Form 10-K	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Provision for Taxes

The effective income tax rate for 2014 was 31.4%, essentially unchanged compared with 31.5% for 2013.

The effective income tax rate for 2013 was 31.5%, down from 33.3% for 2012. The decrease from 33.3% to 31.5% was primarily due to a determination that certain non-U.S. earnings will be permanently reinvested abroad.

In December 2014, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income were extended retroactively to January 1, 2014 through December 31, 2014. The expiration of these rules effective December 31, 2014 is not expected to have a material impact on our effective tax rate for 2015.

In March 2014, New York State enacted executive budget legislation for the 2014-2015 fiscal year which changes the taxation of corporations doing business in the state. This change did not have a material impact on our effective tax rate for 2014, and we do not expect it will have a material impact on our effective tax rate for 2015.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Year Ended December
$ in millions	2014	2013	2012
Investment Banking
Net revenues	$ 6,464	$ 6,004	$ 4,926

Operating expenses	3,688	3,479	3,333
Pre-tax earnings	$ 2,776	$ 2,525	$ 1,593
Institutional Client Services
Net revenues	$15,197	$15,721	$18,124

Operating expenses	10,880	11,792	12,490
Pre-tax earnings	$ 4,317	$ 3,929	$ 5,634
Investing & Lending
Net revenues	$ 6,825	$ 7,018	$ 5,891

Operating expenses	2,819	2,686	2,668
Pre-tax earnings	$ 4,006	$ 4,332	$ 3,223
Investment Management
Net revenues	$ 6,042	$ 5,463	$ 5,222

Operating expenses	4,647	4,357	4,296
Pre-tax earnings	$ 1,395	$ 1,106	$ 926
Total net revenues	$34,528	$34,206	$34,163

Total operating expenses [1]	22,171	22,469	22,956
Total pre-tax earnings	$12,357	$11,737	$11,207

1.

Includes charitable contributions that have not been allocated to our segments of $137 million for 2014, $155 million for 2013 and $169 million for 2012. Operating expenses related to real estate-related exit costs, previously not allocated to our segments, have now been allocated. This allocation reflects the change in the manner in which management views the performance of our segments. Reclassifications have been made to previously reported segment amounts to conform to the current presentation.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 25 to the consolidated financial statements for further information about our business segments.

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

58	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment Banking

Our Investment Banking segment is comprised of:

Financial Advisory. Includes strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings, spin-offs, risk management and derivative transactions directly related to these client advisory assignments.

Underwriting. Includes public offerings and private placements, including local and cross-border transactions, of a wide range of securities, loans and other financial instruments, and derivative transactions directly related to these client underwriting activities.

The table below presents the operating results of our Investment Banking segment.

	Year Ended December
$ in millions	2014	2013	2012
Financial Advisory	$2,474	$1,978	$1,975
Equity underwriting	1,750	1,659	987

Debt underwriting	2,240	2,367	1,964
Total Underwriting	3,990	4,026	2,951
Total net revenues	6,464	6,004	4,926

Operating expenses	3,688	3,479	3,333
Pre-tax earnings	$2,776	$2,525	$1,593

The table below presents our financial advisory and underwriting transaction volumes. 1

	Year Ended December
$ in billions	2014	2013	2012
Announced mergers and acquisitions	$1,002	$ 620	$ 745

Completed mergers and acquisitions	659	632	575

Equity and equity-related offerings [2]	78	91	58

Debt offerings [3]	268	280	243

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

2014 versus 2013. Net revenues in Investment Banking were $6.46 billion for 2014, 8% higher than 2013.

Net revenues in Financial Advisory were $2.47 billion, 25% higher than 2013, reflecting an increase in industry-wide completed mergers and acquisitions, primarily in the United States. Net revenues in Underwriting were $3.99 billion, essentially unchanged compared with a strong 2013, as industry-wide activity levels remained high. Net revenues in debt underwriting were slightly lower compared with 2013, reflecting lower net revenues from commercial mortgage-related activity, while net revenues in equity underwriting were slightly higher, principally from initial public offerings.

During 2014, Investment Banking operated in an environment generally characterized by strong industry-wide underwriting activity in both equity and debt, and an increase in industry-wide completed mergers and acquisitions activity compared with 2013. Industry-wide announced mergers and acquisitions activity significantly increased compared with 2013. In the future, if market conditions become less favorable, and client activity levels broadly decline, net revenues in Investment Banking would likely be negatively impacted.

During 2014, our investment banking transaction backlog increased significantly due to a significant increase in estimated net revenues from potential advisory transactions. Estimated net revenues from potential underwriting transactions were lower compared with the end of 2013, as a significant decrease in estimated net revenues from potential equity underwriting transactions, particularly in initial public offerings, was partially offset by an increase in estimated net revenues from potential debt underwriting transactions, reflecting increases across most products.

Goldman Sachs 2014 Form 10-K	59

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

Operating expenses were $3.69 billion for 2014, 6% higher than 2013, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $2.78 billion in 2014, 10% higher than 2013.

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

Operating expenses were $3.48 billion for 2013, 4% higher than 2012, due to increased compensation and benefits expenses, primarily resulting from higher net revenues. Pre-tax earnings were $2.53 billion in 2013, 59% higher than 2012.

60	Goldman Sachs 2014 Form 10-K

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

Equities. Includes client execution activities related to making markets in equity products and commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide, as well as OTC transactions. Equities also includes our securities services business, which provides financing, securities lending and other prime brokerage services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and generates revenues primarily in the form of interest rate spreads or fees.

The table below presents the operating results of our Institutional Client Services segment.

	Year Ended December
$ in millions	2014	2013	2012
Fixed Income, Currency and Commodities Client Execution	$ 8,461	$ 8,651	$ 9,914
Equities client execution [1]	2,079	2,594	3,171

Commissions and fees	3,153	3,103	3,053

Securities services	1,504	1,373	1,986
Total Equities	6,736	7,070	8,210
Total net revenues	15,197	15,721	18,124

Operating expenses	10,880	11,792	12,490
Pre-tax earnings	$ 4,317	$ 3,929	$ 5,634

1.

Net revenues related to the Americas reinsurance business were $317 million for 2013 and $1.08 billion for 2012. In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

Goldman Sachs 2014 Form 10-K	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2014 versus 2013. Net revenues in Institutional Client Services were $15.20 billion for 2014, 3% lower than 2013. Results for 2014 included a gain of $289 million ($270 million of which was recorded at extinguishment in the third quarter) related to the extinguishment of certain of our junior subordinated debt, of which $168 million was included in Fixed Income, Currency and Commodities Client Execution and $121 million in Equities ($30 million and $91 million included in equities client execution and securities services, respectively).

Net revenues in Fixed Income, Currency and Commodities Client Execution were $8.46 billion for 2014, 2% lower than 2013. Excluding the gain related to the extinguishment of debt in 2014 and a gain of $211 million on the sale of a majority stake in our European insurance business in 2013, net revenues in Fixed Income, Currency and Commodities Client Execution were slightly lower compared with 2013. This decline reflected significantly lower net revenues in credit products and slightly lower net revenues in both interest rate products and mortgages. The decrease in credit products primarily reflected difficult market-making conditions, particularly during the second half of 2014, and generally low levels of activity. These results were largely offset by significantly higher net revenues in commodities and higher net revenues in currencies. The increase in commodities reflected more favorable market-making conditions in certain energy products, primarily during the first quarter of 2014. The increase in currencies reflected a stronger performance towards the end of the year, as activity levels improved and volatility was higher.

Net revenues in Equities were $6.74 billion for 2014, 5% lower than 2013. Excluding the gain related to the extinguishment of debt in 2014 and net revenues of $317 million related to the sale of a majority stake in our Americas reinsurance business in 2013, net revenues in Equities were slightly lower compared with 2013. This decline reflected lower net revenues in derivatives, partially offset by slightly higher commissions and fees and slightly higher net revenues in securities services. The increase in securities services net revenues reflected the impact of higher average customer balances. The increase in commissions and fees was due to higher commissions and fees in both Europe and the United States, reflecting generally higher client activity, consistent with increases in listed cash equity market volumes in these regions.

The net gain attributable to the impact of changes in our own credit spreads on borrowings for which the fair value option was elected was $144 million ($108 million and $36 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2014, compared with a net loss of $296 million ($220 million and $76 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2013.

During 2014, Institutional Client Services continued to operate in a challenging environment, as economic uncertainty contributed to subdued risk appetite for our clients and generally low levels of activity, particularly in credit products, interest rate products and mortgages. In addition, volatility levels remained low, although volatility increased in certain businesses towards the end of the year. Debt markets were also impacted by the widening of high-yield credit spreads and the decline in oil prices during the second half of the year, which contributed to low liquidity, particularly in credit. Equity markets, however, generally increased during the year. If macroeconomic concerns continue over the long term and activity levels remain low, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $10.88 billion for 2014, 8% lower than 2013, due to decreased compensation and benefits expenses, reflecting lower net revenues, lower net provisions for litigation and regulatory proceedings, and lower expenses as a result of the sale of a majority stake in our Americas reinsurance business. Pre-tax earnings were $4.32 billion in 2014, 10% higher than 2013.

62	Goldman Sachs 2014 Form 10-K

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

Net revenues in Equities were $7.07 billion for 2013, 14% lower compared with 2012, due to the sale of our Americas reinsurance business 1 in 2013 and the sale of our hedge fund administration business in 2012. Net revenues in equities client execution (excluding net revenues from our Americas reinsurance business) were higher compared with 2012, including significantly higher net revenues in cash products, partially offset by significantly lower net revenues in derivatives. Commissions and fees were slightly higher compared with 2012, reflecting higher commissions and fees in Asia and Europe, partially offset by lower commissions and fees in the United States. Our average daily volumes during 2013 were higher in Asia and Europe and lower in the United States compared with 2012, consistent with listed cash equity market volumes. Securities services net revenues were significantly lower compared with 2012, primarily due to the sale of our hedge fund administration business in 2012 (2012 included a gain on sale of $494 million). During 2013, Equities operated in an environment characterized by a significant increase in global equity prices, particularly in Japan and the U.S., and generally lower volatility levels.

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

Operating expenses were $11.79 billion for 2013, 6% lower than 2012, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues, and lower expenses as a result of the sale of a majority stake in our Americas reinsurance business in April 2013. These decreases were partially offset by increased net provisions for litigation and regulatory proceedings, primarily comprised of net provisions for mortgage-related matters, and higher brokerage, clearing, exchange and distribution fees. Pre-tax earnings were $3.93 billion in 2013, 30% lower than 2012.

1.

Net revenues related to the Americas reinsurance business were $317 million for 2013 and $1.08 billion for 2012. In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

Goldman Sachs 2014 Form 10-K	63

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

The table below presents the operating results of our Investing & Lending segment.

	Year Ended December
$ in millions	2014	2013	2012
Equity securities	$3,813	$3,930	$2,800

Debt securities and loans	2,165	1,947	1,850

Other [1]	847	1,141	1,241
Total net revenues	6,825	7,018	5,891

Operating expenses	2,819	2,686	2,668
Pre-tax earnings	$4,006	$4,332	$3,223

1.

Includes net revenues of $325 million for 2014, $329 million for 2013 and $362 million for 2012 related to Metro International Trade Services LLC. We completed the sale of this consolidated investment in December 2014.

2014 versus 2013. Net revenues in Investing & Lending were $6.83 billion for 2014, 3% lower than 2013. Net gains from investments in equity securities were slightly lower due to a significant decrease in net gains from investments in public equities, as movements in global equity prices during 2014 were less favorable compared with 2013, partially offset by an increase in net gains from investments in private equities, primarily driven by company-specific events. Net revenues from debt securities and loans were higher than 2013, reflecting a significant increase in net interest income, primarily driven by increased lending, and a slight increase in net gains, primarily due to sales of certain investments during 2014. Other net revenues, related to our consolidated investments, were significantly lower compared with 2013, reflecting a decrease in operating revenues from commodities-related consolidated investments.

During 2014, net revenues in Investing & Lending generally reflected favorable company-specific events, including initial public offerings and financings, and strong corporate performance, as well as net gains from sales of certain investments. However, concerns about the outlook for the global economy and uncertainty over the impact of financial regulatory reform continue to be meaningful considerations for the global marketplace. If equity markets decline or credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.

Operating expenses were $2.82 billion for 2014, 5% higher than 2013, reflecting higher compensation and benefits expenses, partially offset by lower expenses related to consolidated investments. Pre-tax earnings were $4.01 billion in 2014, 8% lower than 2013.

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

During 2013, net revenues in Investing & Lending generally reflected favorable company-specific events and strong corporate performance, as well as the impact of significantly higher global equity prices and tighter corporate credit spreads.

Operating expenses were $2.69 billion for 2013, essentially unchanged compared with 2012. Operating expenses during 2013 included lower impairment charges and lower operating expenses related to consolidated investments, partially offset by increased compensation and benefits expenses due to higher net revenues compared with 2012. Pre-tax earnings were $4.33 billion in 2013, 34% higher than 2012.

64	Goldman Sachs 2014 Form 10-K

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 40 basis points for both 2014 and 2013, and 39 basis points for 2012.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Year Ended December
$ in millions	2014	2013	2012
Management and other fees	$4,800	$4,386	$4,105

Incentive fees	776	662	701

Transaction revenues	466	415	416
Total net revenues	6,042	5,463	5,222

Operating expenses	4,647	4,357	4,296
Pre-tax earnings	$1,395	$1,106	$ 926

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel.

	As of December
$ in billions	2014	2013	2012
Assets under management	$1,027	$ 919	$ 854

Other client assets	151	123	111
Total AUS	$1,178	$1,042	$ 965
Asset Class
Alternative investments [1]	$ 143	$ 142	$ 151

Equity	236	208	153

Fixed income	516	446	411
Long-term AUS	895	796	715

Liquidity products	283	246	250
Total AUS	$1,178	$1,042	$ 965
Distribution Channel
Directly distributed:
Institutional	$ 412	$ 363	$ 343

High-net-worth individuals	363	330	294

Third-party distributed:
Institutional, high-net-worth individuals and retail	403	349	328
Total AUS	$1,178	$1,042	$ 965

1.	Primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

Goldman Sachs 2014 Form 10-K	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents a summary of the changes in our assets under supervision.

	Year Ended December
$ in billions	2014		2013	2012
Balance, beginning of year	$1,042		$ 965	$895

Net inflows/(outflows)
Alternative investments	1		(13)	1

Equity	15		13	(17)

Fixed income	58		41	34
Long-term AUS net inflows/(outflows)	74		41 [2]	18	[3]

Liquidity products	37		(4)	3
Total AUS net inflows/(outflows)	111	[1]	37	21

Net market appreciation/(depreciation)	25		40	49
Balance, end of year	$1,178		$1,042	$965

1.

Net inflows in long-term assets under supervision include $19 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business. Net inflows in liquidity products include $6 billion of inflows in connection with our acquisition of RBS Asset Management’s money market funds.

2.

Fixed income flows include $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013, that were previously excluded from assets under supervision as they were assets of a consolidated subsidiary.

3.

Includes $34 billion of fixed income asset inflows in connection with our acquisition of Dwight Asset Management Company LLC and $5 billion of fixed income and equity asset outflows related to our liquidation of Goldman Sachs Asset Management Korea Co., Ltd.

The table below presents our average monthly assets under supervision by asset class.

	Average for the Year Ended December
$ in billions	2014	2013	2012
Alternative investments	$ 145	$ 145	$149

Equity	225	180	153

Fixed income	499	425	384
Long-term AUS	869	750	686

Liquidity products	248	235	238
Total AUS	$1,117	$ 985	$924

2014 versus 2013. Net revenues in Investment Management were $6.04 billion for 2014, 11% higher than 2013, reflecting higher management and other fees, primarily due to higher average assets under supervision, as well as higher incentive fees and transaction revenues. During the year, total assets under supervision increased $136 billion to $1.18 trillion. Long-term assets under supervision increased $99 billion, including net inflows of $74 billion (including $19 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business) and net market appreciation of $25 billion, both primarily in fixed income and equity assets. In addition, liquidity products increased $37 billion (including $6 billion of inflows in connection with our acquisition of RBS Asset Management’s money market funds).

During 2014, Investment Management operated in an environment generally characterized by improved asset prices, primarily in equity and fixed income assets, resulting in appreciation in the value of client assets. In addition, the mix of average assets under supervision shifted slightly from liquidity products to long-term assets under supervision, due to growth in fixed income and equity assets, compared with 2013. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $4.65 billion for 2014, 7% higher than 2013, primarily due to increased compensation and benefits expenses, reflecting higher net revenues, and higher fund distribution fees. Pre-tax earnings were $1.40 billion in 2014, 26% higher than 2013.

2013 versus 2012. Net revenues in Investment Management were $5.46 billion for 2013, 5% higher than 2012, reflecting higher management and other fees, primarily due to higher average assets under supervision. During 2013, total assets under supervision increased $77 billion to $1.04 trillion. Long-term assets under supervision increased $81 billion, including net inflows of $41 billion (including $10 billion of fixed income asset inflows managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013, that were previously excluded from assets under supervision as they were assets of a consolidated subsidiary), reflecting inflows in fixed income and equity assets, partially offset by outflows in alternative investment assets. Net market appreciation of $40 billion during 2013 was primarily in equity assets. Liquidity products decreased $4 billion.

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

Operating expenses were $4.36 billion for 2013, up slightly compared to 2012, due to increased compensation and benefits expenses, primarily resulting from higher net revenues. Pre-tax earnings were $1.11 billion in 2013, 19% higher than 2012.

Geographic Data

See Note 25 to the consolidated financial statements for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

66	Goldman Sachs 2014 Form 10-K

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

In order to ensure appropriate risk management, we seek to maintain a liquid balance sheet and have processes in place to dynamically manage our assets and liabilities which include (i) quarterly planning, (ii) business-specific limits, (iii) monitoring of key metrics and (iv) scenario analyses.

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

Business-Specific Limits. The Firmwide Finance Committee sets asset and liability limits for each business and aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. These limits are set at levels which are close to actual operating levels in order to ensure prompt escalation and discussion among business managers and managers in our independent control and support functions on a routine basis. The Firmwide Finance Committee reviews and approves balance sheet limits on a quarterly basis and may also approve changes in limits on an ad hoc basis in response to changing business needs or market conditions. Requests for changes in limits are evaluated after giving consideration to their impact on key firm metrics. Compliance with limits is monitored on a daily basis by business risk managers, as well as managers in our independent control and support functions.

Monitoring of Key Metrics. We monitor key balance sheet metrics daily both by business and on a consolidated basis, including asset and liability size and composition, aged inventory, limit utilization, risk measures and capital usage. We allocate assets to businesses and review and analyze movements resulting from new business activity as well as market fluctuations.

Goldman Sachs 2014 Form 10-K	67

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

	As of December
$ in millions	2014	2013
Global Core Liquid Assets (GCLA)	$182,947	$184,070

Other cash	7,805	5,793
GCLA and cash	190,752	189,863

Secured client financing	210,641	263,386

Inventory	230,667	255,534

Secured financing agreements	74,767	79,635

Receivables	47,317	39,557
Institutional Client Services	352,751	374,726

Public equity	4,041	4,308

Private equity	17,979	16,236

Debt [1]	24,768	23,274

Loans receivable [2]	28,938	14,895

Other	3,771	2,310
Investing & Lending	79,497	61,023
Total inventory and related assets	432,248	435,749

Other assets	22,599	22,509
Total assets	$856,240	$911,507

1.

Includes $18.24 billion and $15.76 billion as of December 2014 and December 2013, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value.

2.	See Note 9 to the consolidated financial statements for further information about loans receivable.

Below is a description of the captions in the table above.

•

Global Core Liquid Assets and Cash. We maintain substantial liquidity to meet a broad range of potential cash outflows and collateral needs in the event of a stressed environment. See “Liquidity Risk Management” below for details on the composition and sizing of our “Global Core Liquid Assets” (GCLA), previously Global Core Excess (GCE). In addition to our GCLA, we maintain other operating cash balances, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

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

68	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet. In the tables below, total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA and cash, secured client financing and other assets. See “Balance Sheet Analysis and Metrics” below for explanations on the changes in our balance sheet from December 2013 to December 2014.

	As of December 2014
$ in millions	GCLA and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 57,600		$ —	$ —	$ —	$ —	$ 57,600

Cash and securities segregated for regulatory and other purposes	—		51,716	—	—	—	51,716

Securities purchased under agreements to resell and federal funds sold	66,928		34,506	24,940	1,564	—	127,938

Securities borrowed	32,311		78,584	49,827	—	—	160,722

Receivables from brokers, dealers and clearing organizations	—		8,908	21,656	107	—	30,671

Receivables from customers and counterparties	—		36,927	25,661	1,220	—	63,808

Loans receivable	—		—	—	28,938	—	28,938

Financial instruments owned, at fair value	33,913		—	230,667	47,668	—	312,248

Other assets	—		—	—	—	22,599	22,599
Total assets	$190,752		$210,641	$352,751	$79,497	$22,599	$856,240

	As of December 2013
$ in millions	GCLA and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 61,133		$ —	$ —	$ —	$ —	$ 61,133

Cash and securities segregated for regulatory and other purposes	—		49,671	—	—	—	49,671

Securities purchased under agreements to resell and federal funds sold	64,595		61,510	35,081	546	—	161,732

Securities borrowed	25,113		94,899	44,554	—	—	164,566

Receivables from brokers, dealers and clearing organizations	—		6,650	17,098	92	—	23,840

Receivables from customers and counterparties	—		50,656	22,459	925	—	74,040

Loans receivable	—		—	—	14,895	—	14,895

Financial instruments owned, at fair value	39,022		—	255,534	44,565	—	339,121

Other assets	—		—	—	—	22,509	22,509
Total assets	$189,863		$263,386	$374,726	$61,023	$22,509	$911,507

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

Goldman Sachs 2014 Form 10-K	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

During 2014, we undertook an initiative to reduce our balance sheet in response to regulatory developments, to improve the overall efficiency of our balance sheet and to position the firm to provide additional risk capacity to our clients. We performed a comprehensive analysis of our balance sheet and identified opportunities for reduction, primarily related to lower return activities within our matched book and other secured client financing activities.

As of December 2014, total assets on our consolidated statements of financial condition were $856.24 billion, a decrease of $55.27 billion from December 2013. This decrease was primarily due to a decrease in collateralized agreements of $37.64 billion, principally reflecting a decline in the matched book and a decrease in financial instruments owned, at fair value of $26.87 billion, primarily due to a decrease in U.S. government and federal agency obligations. These decreases were partially offset by an increase in loans receivable of $14.04 billion.

As of December 2014, total liabilities on our consolidated statements of financial condition were $773.44 billion, a decrease of $59.60 billion from December 2013. This decrease was primarily due to a decrease in collateralized financings of $91.75 billion, due to client activity and firm financing activity, including a decline in the matched book. This decrease was partially offset by an increase in deposits of $12.20 billion primarily used to fund the growth in our loans receivable, an increase in payables to customers and counterparties of $7.52 billion and an increase in unsecured long-term borrowings of $6.61 billion.

As of December 2014, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $88.22 billion, which was 3% lower and 26% lower than the daily average amount of repurchase agreements during the quarter ended and year ended December 2014, respectively. The decrease in our repurchase agreements relative to the daily average during 2014 resulted from a decrease in client and firm financing activity during the second half of the year, including a reduction in our matched book, primarily resulting from a firmwide initiative to reduce activities with lower returns.

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

70	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of December
$ in millions	2014	2013
Total assets	$856,240	$911,507

Unsecured long-term borrowings	$167,571	$160,965

Total shareholders’ equity	$ 82,797	$ 78,467

Leverage ratio	10.3x	11.6x

Debt to equity ratio	2.0x	2.1x

In the table above:

•

The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt the firm is using to finance assets. This ratio is different from the Tier 1 leverage ratio included in Note 20 to the consolidated financial statements.

•	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

The table below presents information about our shareholders’ equity and book value per common share, including the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of December
$ in millions, except per share amounts	2014	2013
Total shareholders’ equity	$ 82,797	$ 78,467

Deduct: Preferred stock	(9,200)	(7,200)
Common shareholders’ equity	73,597	71,267

Deduct: Goodwill and identifiable intangible assets	(4,160)	(4,376)
Tangible common shareholders’ equity	$ 69,437	$ 66,891
Book value per common share	$ 163.01	$ 152.48

Tangible book value per common share	153.79	143.11

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements, of 451.5 million and 467.4 million as of December 2014 and December 2013, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding, including RSUs granted to employees with no future service requirements) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Goldman Sachs 2014 Form 10-K	71

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

Secured Funding. We fund a significant amount of inventory on a secured basis. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty rollover probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCLA.

We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis especially during times of market stress. Substantially all of our secured funding, excluding funding collateralized by liquid government obligations, is executed for tenors of one month or greater. Assets that may be harder to fund on a secured basis during times of market stress include certain financial instruments in the following categories: mortgage and other asset-backed loans and securities, non-investment-grade corporate debt securities, equities and convertible debentures and emerging market securities. Assets that are classified as level 3 in the fair value hierarchy are generally funded on an unsecured basis. See Notes 5 and 6 to the consolidated financial statements for further information about the classification of financial instruments in the fair value hierarchy and “— Unsecured Long-Term Borrowings” below for further information about the use of unsecured long-term borrowings as a source of funding.

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCLA, exceeded 120 days as of December 2014.

A majority of our secured funding for securities not eligible for inclusion in the GCLA is executed through term repurchase agreements and securities lending contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes. In December 2014, Goldman Sachs Bank USA (GS Bank USA) received approval to access funding from the Federal Home Loan Bank. As of December 2014, we had not accessed this funding. In addition, GS Bank USA has access to funding through the Federal Reserve Bank discount window. While we do not rely on this funding in our liquidity planning and stress testing, we maintain policies and procedures necessary to access this funding and test discount window borrowing procedures.

72	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCLA. We issue in different tenors, currencies and products to maximize the diversification of our investor base. The chart below presents our quarterly unsecured long-term borrowings maturity profile through the fourth quarter of 2020 as of December 2014.

The weighted average maturity of our unsecured long-term borrowings as of December 2014 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our unsecured long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

Goldman Sachs 2014 Form 10-K	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Deposits. As part of our efforts to diversify our funding base, we raise deposits mainly through GS Bank USA and Goldman Sachs International Bank (GSIB). The tables below present the types and sources of our deposits.

	As of December 2014
$ in millions	Savings and Demand	[1]	Time	[2]	Total
Private bank deposits [3]	$33,590		$ 1,609		$35,199

Certificates of deposit	—		25,908		25,908

Deposit sweep programs [4]	15,691		—		15,691

Institutional	12		6,198		6,210
Total [5]	$49,293		$33,715		$83,008

	As of December 2013
$ in millions	Savings and Demand	[1]	Time	[2]	Total
Private bank deposits [3]	$30,475		$ 212		$30,687

Certificates of deposit	—		19,709		19,709

Deposit sweep programs [4]	15,511		—		15,511

Institutional	33		4,867		4,900
Total [5]	$46,019		$24,788		$70,807

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity of approximately three years as of both December 2014 and December 2013.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Represents long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

5.	Deposits insured by the FDIC as of December 2014 and December 2013 were approximately $45.72 billion and $41.22 billion, respectively.

Unsecured Short-Term Borrowings. A significant portion of our unsecured short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use unsecured short-term borrowings to finance liquid assets and for other cash management purposes. We issue hybrid financial instruments, commercial paper and promissory notes.

As of December 2014 and December 2013, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $44.54 billion and $44.69 billion, respectively. See Note 15 to the consolidated financial statements for further information about our unsecured short-term borrowings.

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

We principally manage the level and composition of our equity capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts, and other subordinated debt or other forms of capital as business conditions warrant. Prior to any repurchases, we must receive confirmation that the Federal Reserve Board does not object to such capital actions. We manage our capital requirements and the levels of our capital usage principally by setting limits on balance sheet assets and/or limits on risk, in each case both at the consolidated and business levels. See Notes 16 and 19 to the consolidated financial statements for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

74	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Capital Planning and Stress Testing Process. Our capital planning and stress testing process incorporates our internally designed stress tests and those required under CCAR and DFAST. The process is designed to identify and measure material risks associated with our business activities. We also perform an internal risk-based capital assessment, attribute capital usage to each of our businesses and maintain a contingency capital plan. The following is a description of our capital planning and stress testing process:

•

Stress Testing. Our stress testing process incorporates an internal capital adequacy assessment with the objective of ensuring that the firm is appropriately capitalized relative to the risks in our business. As part of our assessment, we project sources and uses of capital given a range of business environments, including stressed conditions. Our stress tests incorporate our internally designed stress scenarios, including our internally developed severely adverse scenario, and those required under CCAR and DFAST rules, and are designed to capture our specific vulnerabilities and risks and to analyze whether we hold an appropriate amount of capital. Our goal is to hold sufficient capital to ensure we remain adequately capitalized after experiencing a severe stress event. Our assessment of capital adequacy is viewed in tandem with our assessment of liquidity adequacy and is integrated into our overall risk management structure, governance and policy framework. We provide additional information about our stress test processes and a summary of the results on our web site as described under “Business — Available Information” in Part I, Item 1 of the 2014 Form 10-K.

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

•

Capital Attribution. We attribute capital usage to each of our businesses based upon regulatory capital requirements as well as our internal risk-based capital assessment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution. We also attribute risk-weighted assets (RWAs) to our business segments. As of December 2014, approximately 70% of RWAs calculated under the Basel III Advanced Rules, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment.

•

Contingency Capital Plan. As part of our comprehensive capital management policy, we maintain a contingency capital plan. Our contingency capital plan provides a framework for analyzing and responding to a perceived or actual capital deficiency, including, but not limited to, identification of drivers of a capital deficiency, as well as mitigants and potential actions. It outlines the appropriate communication procedures to follow during a crisis period, including internal dissemination of information as well as timely communication with external stakeholders.

As required by the Federal Reserve Board’s annual CCAR rules, we submit a capital plan for review by the Federal Reserve Board. The purpose of the Federal Reserve Board’s review is to ensure that we have a robust, forward-looking capital planning process that accounts for our unique risks and that permits continued operation during times of economic and financial stress.

Goldman Sachs 2014 Form 10-K	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Federal Reserve Board evaluates us based, in part, on whether we have the capital necessary to continue operating under the baseline and stress scenarios provided by the Federal Reserve Board and those developed internally. This evaluation also takes into account our process for identifying risk, our controls and governance for capital planning, and our guidelines for making capital planning decisions. In addition, the Federal Reserve Board evaluates our plan to make capital distributions (i.e., dividend payments and repurchases or redemptions of stock, subordinated debt or other capital securities) and issue capital, across a range of macroeconomic scenarios and firm-specific assumptions.

In addition, the DFAST rules require us to conduct stress tests on a semi-annual basis and publish a summary of certain results. The annual DFAST submission is incorporated into our CCAR submission. The Federal Reserve Board also conducts its own annual stress tests and publishes a summary of certain results.

We submitted our initial 2014 CCAR to the Federal Reserve Board in January 2014 and, based on the Federal Reserve Board feedback, we submitted revised capital actions in March 2014. The Federal Reserve Board informed us that it did not object to our revised capital actions, including the repurchase of outstanding common stock, an increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities through the first quarter of 2015. We published a summary of our annual DFAST results in March 2014. See “Business — Available Information” in Part I, Item 1 of the 2014 Form 10-K. We submitted our 2015 CCAR to the Federal Reserve Board in January 2015 and expect to publish a summary of our annual DFAST results in March 2015.

In addition, we submitted the results of our mid-cycle DFAST to the Federal Reserve Board in July 2014 and published a summary of our mid-cycle DFAST results under our internally developed severely adverse scenario in September 2014. We provide additional information on our internal stress test processes, our internally developed severely adverse scenario used for mid-cycle DFAST and a summary of the results on our web site as described under “Business — Available Information” in Part I, Item 1 of the 2014 Form 10-K.

In October 2014, the Federal Reserve Board issued a final rule modifying the regulations for capital planning and stress testing. The modifications change the dates for submitting the capital plan and stress test results beginning with the 2016 cycle and include a limitation on capital distributions to the extent that actual capital issuances are less than the amount indicated in the capital plan submission.

In addition, the rules adopted by the Federal Reserve Board under the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2014 annual DFAST stress results to the Federal Reserve Board in January 2014 and published a summary of its results in March 2014. See “Business — Available Information” in Part I, Item 1 of the 2014 Form 10-K. GS Bank USA submitted its 2015 annual DFAST results to the Federal Reserve Board in January 2015 and expects to publish a summary of its results in March 2015.

Share Repurchase Program. We use our share repurchase program to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), the amounts and timing of which are determined primarily by our current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock.

As of December 2014, under the share repurchase program approved by the Board of Directors of Group Inc. (Board), we can repurchase up to 25.4 million additional shares of common stock; however, prior to any such repurchases, we must receive confirmation that the Federal Reserve Board does not object to such capital actions. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of the 2014 Form 10-K and Note 19 to the consolidated financial statements for additional information about our share repurchase program and see above for information about our capital planning and stress testing process.

76	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Resolution and Recovery Plans

We are required by the Federal Reserve Board and the FDIC to submit an annual plan that describes our strategy for a rapid and orderly resolution in the event of material financial distress or failure (resolution plan). We are also required by the Federal Reserve Board to submit, on an annual basis, a global recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress. We submitted our 2013 resolution plan in September 2013 and our 2014 resolution plan in June 2014. In August 2014, the Federal Reserve Board and the FDIC indicated that we and other large industry participants had certain shortcomings in the 2013 resolution plans that must be addressed in the 2015 resolution plans, which are required to be submitted on or before July 1, 2015.

In addition, GS Bank USA is required by the FDIC to submit a resolution plan. GS Bank USA submitted its 2013 resolution plan in September 2013 and its 2014 resolution plan in June 2014. GS Bank USA’s 2015 resolution plan is required to be submitted on or before July 1, 2015.

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of the firm’s senior unsecured obligations. Goldman, Sachs & Co. (GS&Co.), Goldman Sachs International (GSI) and GSIB have been assigned long- and short-term issuer ratings by certain credit rating agencies. GS Bank USA has also been assigned long- and short-term issuer ratings, as well as ratings on its long-term and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.

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

Consolidated Regulatory Capital

As of December 2013, we were subject to the risk-based capital regulations of the Federal Reserve Board that were based on the Basel I Capital Accord of the Basel Committee on Banking Supervision (Basel Committee), and incorporated the revised market risk regulatory capital requirements (together, the Prior Capital Rules).

As of January 1, 2014, we became subject to the Federal Reserve Board’s revised risk-based capital and leverage regulations, subject to certain transitional provisions (Revised Capital Framework). These regulations are largely based on the Basel Committee’s final capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, we are an “Advanced approach” banking organization.

We were notified in the first quarter of 2014 that we had completed a “parallel run” to the satisfaction of the Federal Reserve Board, as required under the Revised Capital Framework. As such, additional changes in our capital requirements became effective on April 1, 2014.

Beginning on January 1, 2014, regulatory capital was calculated based on the Revised Capital Framework. Beginning on April 1, 2014, there were no changes to the calculation of regulatory capital, but RWAs were calculated using (i) the Prior Capital Rules, adjusted for certain items related to capital deductions under the previous definition of regulatory capital and for the phase-in of new capital deductions (Hybrid Capital Rules), and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of the ratios calculated under the Hybrid Capital Rules and those calculated under the Basel III Advanced Rules are our binding regulatory capital requirements.

As a result of the changes in the applicable capital framework in 2014, our capital ratios as of December 2014 and those as of December 2013 included in Note 20 to the consolidated financial statements were calculated on a different basis and, accordingly, are not comparable. See Note 20 to the consolidated financial statements for our capital ratios as of December 2013, a description of the Prior Capital Rules, and for additional information about the Revised Capital Framework, including the transitional arrangements related to new deductions from Common Equity Tier 1 (CET1) and information about RWAs.

Goldman Sachs 2014 Form 10-K	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Effective on January 1, 2015, regulatory capital continues to be calculated under the Revised Capital Framework, but RWAs are required to be calculated under the Basel III Advanced Rules, as well as the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) as discussed in Note 20 to the consolidated financial statements. The lower of the ratios calculated under the Basel III Advanced Rules and those calculated under the Standardized Capital Rules are our binding regulatory capital requirements.

Minimum Capital Ratios and Capital Buffers

The table below presents the minimum ratios under the Revised Capital Framework as of December 2014 and January 2015, as well as the minimum ratios that we expect will apply at the end of the transitional provisions beginning January 2019.

	December 2014 Minimum Ratio	[1]	January 2015 Minimum Ratio	[1]	January 2019 Minimum Ratio
CET1 ratio	4.0%		4.5%		8.5%	[4]

Tier 1 capital ratio	5.5%		6.0%		10.0%	[4]

Total capital ratio	8.0%	[3]	8.0%	[3]	12.0%	[4]

Tier 1 leverage ratio [2]	4.0%		4.0%		4.0%

1.	Does not reflect the capital conservation buffer or provisional Global Systemically Important Banks (G-SIB) buffer discussed below.

2.

Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

3.

In order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s capital regulations, the firm must meet a higher required minimum Total capital ratio of 10.0%.

4.

Includes the required increases in minimum ratios on January 1, 2015, the capital conservation buffer of 2.5% and a provisional G-SIB buffer of 1.5% under the Basel Committee’s methodology discussed below.

The table below presents the supplementary leverage ratio. See “Supplementary Leverage Ratio” below for further information.

January 2018 Minimum Ratio
Supplementary leverage ratio	5.0%	[1]

1.	Includes the minimum requirement of 3.0% and a buffer of 2.0% discussed below.

Under the Revised Capital Framework, on January 1, 2015, the minimum CET1 ratio increased from 4.0% to 4.5% and the minimum Tier 1 capital ratio increased from 5.5% to 6.0%. In addition, these minimum ratios will be supplemented by a new capital conservation buffer, consisting entirely of capital that qualifies as CET1, that phases in, beginning on January 1, 2016, in increments of 0.625% per year until it reaches 2.5% of RWAs on January 1, 2019.
The January 2019 minimum ratios in the table above assume the future implementation of an additional preliminary buffer for G-SIBs. Under the methodology published by the Basel Committee, the required amount of additional CET1 for these institutions will initially range from 1% to 2.5% and could be higher in the future for a banking institution that increases its systemic footprint (e.g., by increasing total assets). In November 2014, the Financial Stability Board (established at the direction of the leaders of the Group of 20) indicated that, based on our 2013 financial data, we would be required to hold an additional 1.5% of CET1 as a G-SIB.

In December 2014, the Federal Reserve Board proposed a rule which would establish risk-based capital surcharges for U.S. G-SIBs that are higher than those required by the Basel Committee. Under the proposed rule, U.S. G-SIBs would be required to meet these higher capital surcharges on a phased-in basis, beginning in 2016 through 2019. The proposed rule treats the Basel Committee’s methodology as a floor and introduces an alternative calculation to determine the applicable surcharge, which includes a significantly higher surcharge for systemic risk and, as part of the calculation of the applicable surcharge, a new factor based on a G-SIB’s use of short-term wholesale funding. Under a preliminary assessment of the proposed rule, our surcharge has been estimated to be 100 basis points higher than the 1.5% surcharge under the Basel Committee’s methodology. The table above does not reflect this additional surcharge. This preliminary estimate is subject to significant interpretive assumptions and may change in the future, perhaps materially, due to, among other things (i) any changes in the final rule, the interpretations we have made, or data used in the calculation; (ii) changes in foreign exchange rates, which may have the effect of increasing or decreasing the proportion of the systemic risk measures applicable to U.S. G-SIBs; (iii) increases or decreases in any of the indicators used in the assessment of our systemic risk, including our use of short-term wholesale funding; or (iv) increases or decreases in indicators at any of the other banks that are included in the Basel Committee’s methodology.

The Revised Capital Framework also provides a new counter-cyclical capital buffer of up to 2.5% (and also consisting entirely of CET1), to be imposed in the event that national supervisors deem it necessary in order to counteract excessive credit growth. The table above does not reflect this buffer.

Our regulators could change these buffers in the future. As a result, the minimum ratios we are subject to as of January 1, 2019 could be higher than the amounts presented in the table above.

78	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The table below presents our estimated ratio of CET1 to RWAs calculated under the Basel III Advanced Rules and the Standardized Capital Rules on a fully phased-in basis.

	As of December
$ in millions	2014	2013
Common shareholders’ equity	$ 73,597	$ 71,267

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,196)	(3,468)

Deductions for investments in nonconsolidated financial institutions	(4,928)	(9,091)

Other adjustments	(1,213)	(489)
CET1	$ 64,260	$ 58,219
Basel III Advanced RWAs	$577,869	$594,662

Basel III Advanced CET1 ratio	11.1%	9.8%

Standardized RWAs	$627,444	$635,092

Standardized CET1 ratio	10.2%	9.2%

Although the fully phased-in capital ratios are not applicable until 2019, we believe that the estimated ratios in the table above are meaningful because they are measures that we, our regulators and investors use to assess our ability to meet future regulatory capital requirements. The estimated fully phased-in Basel III Advanced and Standardized CET1 ratios are non-GAAP measures as of both December 2014 and December 2013 and may not be comparable to similar non-GAAP measures used by other companies (as of those dates). These estimated ratios are based on our current interpretation, expectations and understanding of the Revised Capital Framework and may evolve as we discuss its interpretation and application with our regulators.

See Note 20 to the consolidated financial statements for information about our transitional capital ratios, which represent our binding ratios as of December 2014.

In the table above:

•

The deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, represents goodwill of $3.65 billion and $3.71 billion as of December 2014 and December 2013, respectively, and identifiable intangible assets of $515 million and $671 million as of December 2014 and December 2013, respectively, net of associated deferred tax liabilities of $964 million and $908 million as of December 2014 and December 2013, respectively.

•

The deduction for investments in nonconsolidated financial institutions represents the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2013 to December 2014 primarily reflects reductions in our fund investments.

•

Other adjustments primarily include the overfunded portion of our defined benefit pension plan obligation, net of associated deferred tax liabilities, and disallowed deferred tax assets, credit valuation adjustments on derivative liabilities and debt valuation adjustments, as well as other required credit risk-based deductions.

Supplementary Leverage Ratio

The Revised Capital Framework introduces a new supplementary leverage ratio for Advanced approach banking organizations. Under amendments to the Revised Capital Framework, the U.S. federal bank regulatory agencies approved a final rule that implements the supplementary leverage ratio aligned with the definition of leverage established by the Basel Committee. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as the sum of our quarterly average assets less certain deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments. The Revised Capital Framework requires a minimum supplementary leverage ratio of 5.0% (comprised of the minimum requirement of 3.0% and a 2.0% buffer) for U.S. banks deemed to be G-SIBs, effective on January 1, 2018. Certain disclosures regarding the supplementary leverage ratio are required beginning in the first quarter of 2015.

As of December 2014, our estimated supplementary leverage ratio was 5.0%, including Tier 1 capital on a fully phased-in basis of $73.17 billion (CET1 of $64.26 billion plus perpetual non-cumulative preferred stock of $9.20 billion less other adjustments of $290 million) divided by total leverage exposure of $1.45 trillion (total quarterly average assets of $873 billion plus adjustments of $579 billion, primarily comprised of off-balance-sheet exposure related to derivatives and commitments).

We believe that the estimated supplementary leverage ratio is meaningful because it is a measure that we, our regulators and investors use to assess our ability to meet future regulatory capital requirements. The supplementary leverage ratio is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

This estimated supplementary leverage ratio is based on our current interpretation and understanding of the U.S. federal bank regulatory agencies’ final rule and may evolve as we discuss its interpretation and application with our regulators.

Goldman Sachs 2014 Form 10-K	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Subsidiary Capital Requirements

Many of our subsidiaries, including GS Bank USA and our broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate.

GS Bank USA. GS Bank USA is subject to minimum capital requirements that are calculated in a manner similar to those applicable to bank holding companies and computes its capital ratios in accordance with the regulatory capital requirements applicable to state member banks, which are based on the Revised Capital Framework. The capital regulations also include requirements with respect to leverage. See Note 20 to the consolidated financial statements for further information about the Revised Capital Framework as it relates to GS Bank USA, including GS Bank USA’s capital ratios and required minimum ratios.

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

In addition, under Federal Reserve Board rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. As of December 2014, GS Bank USA’s estimated supplementary leverage ratio under this rule and on a fully phased-in basis was 6.0%. This estimated supplementary leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss its interpretation and application with our regulators.

GSI. Our regulated U.K. broker-dealer, GSI, is one of the firm’s principal non-U.S. regulated subsidiaries and is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). Effective on January 1, 2014, GSI became subject to capital regulations which are largely based on Basel III as implemented in the European Union (EU) through the Capital Requirements Directives and which, similar to the Revised Capital Framework, also introduce leverage ratio reporting requirements in the future. As of December 2014, GSI had an estimated CET1 ratio of 9.7%, an estimated Tier 1 capital ratio of 9.7% and an estimated Total capital ratio of 12.7% (all including approximately 80 basis points of 2014 unaudited results). These ratios will be finalized upon the completion of the 2014 GSI audit. Under PRA rules, as of December 2014, GSI is required to maintain a minimum CET1 ratio of 4.0%, Tier 1 capital ratio of 5.5%, and Total capital ratio of 8.0%. In January 2015, the minimum CET1 ratio requirement increased to 4.5%, and the minimum Tier 1 capital ratio requirement increased to 6.0%. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “— Minimum Capital Ratios and Capital Buffers.”

As of December 2013, GSI was subject to capital regulations, which were based on the Basel Committee’s June 2006 Framework (Basel II) as modified by the Basel Committee’s February 2011 Revisions to the Basel II market risk framework and as implemented in the EU through the Capital Requirements Directives. As of December 2013, GSI had a Tier 1 capital ratio of 14.4% and a Total capital ratio of 18.5%.

80	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Subsidiaries. We expect that the capital requirements of several of our subsidiaries are likely to increase in the future due to the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators. See Note 20 to the consolidated financial statements for information about the capital requirements of our other regulated subsidiaries.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of December 2014 and December 2013, Group Inc.’s equity investment in subsidiaries was $79.70 billion and $73.39 billion, respectively, compared with its total shareholders’ equity of $82.80 billion and $78.47 billion, respectively.

Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and non-U.S. denominated debt.

Guarantees of Subsidiaries. Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA, and Goldman Sachs Execution & Clearing, L.P. (GSEC), in each case subject to certain exceptions. In November 2008, Group Inc. contributed subsidiaries into GS Bank USA, and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets.

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

There has been increased regulation of, and limitations on, our activities, including the Dodd-Frank Act prohibition on “proprietary trading” and the limitation on the sponsorship of, and investment in, covered funds (as defined in the Volcker Rule). In addition, there is increased regulation of, and restrictions on, OTC derivatives markets and transactions, particularly related to swaps and security-based swaps.

See “Business — Regulation” in Part I, Item 1 of the 2014 Form 10-K for more information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations. In addition, see Note 20 to the consolidated financial statements for information about regulatory developments as they relate to our regulatory capital and leverage ratios, and “Liquidity Risk Management — Liquidity Regulatory Framework” below for information about the U.S. federal bank regulatory agencies’ final rules implementing the liquidity coverage ratio.

Goldman Sachs 2014 Form 10-K	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Volcker Rule

In December 2013, the final rules to implement the provisions of the Dodd-Frank Act referred to as the “Volcker Rule” were adopted.

The Volcker Rule prohibits “proprietary trading,” but permits activities such as underwriting, market making and risk-mitigation hedging. We are also required to calculate daily quantitative metrics on covered trading activities (as defined in the rule) and provide these metrics to regulators on a monthly basis. We are required to be in compliance with the prohibition on proprietary trading and to develop an extensive compliance program by July 2015. Based on what we know as of the date of this filing, we do not expect the impact of the prohibition on proprietary trading to be material to our financial condition, results of operations or cash flows. However, the rule is highly complex, and its impact will not be known until market practices are fully developed.

In addition to the prohibition on proprietary trading, the Volcker Rule limits the sponsorship of, and investment in, “covered funds” (as defined in the rule) by banking entities, including Group Inc. and its subsidiaries. It also limits certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates as described in “Business — Regulation” in Part I, Item 1 of the 2014 Form 10-K. Covered funds include our private equity funds, certain of our credit and real estate funds, our hedge funds and certain other investment structures. The limitation on investments in covered funds requires us to reduce our investment in each such fund to 3% or less of the fund’s net asset value, and to reduce our aggregate investment in all such funds to 3% or less of our Tier 1 capital. In anticipation of the final rule, we limited our initial investment in certain new covered funds to 3% of the fund’s net asset value.

We continue to manage our existing funds, taking into account the transition periods under the Volcker Rule. We plan to continue to conduct our investing and lending activities in ways that are permissible under the Volcker Rule.

Our current investment in funds that are calculated using NAV is $9.84 billion as disclosed in Note 6 to the consolidated financial statements. In order to be compliant with the Volcker Rule, we will be required to reduce most of our interests in these funds by the prescribed compliance date. The Federal Reserve Board extended the conformance period through July 2016 for investments in, and relationships with, covered funds that were in place prior to December 31, 2013, and indicated that it intends to further extend the conformance period through July 2017. We currently expect to be able to exit substantially all such interests in these funds in orderly transactions prior to July 2017, subject to market conditions. However, to the extent that the underlying investments of particular funds are not sold, we may be required to sell our interests in such funds. If that occurs, we may receive a value for our interests that is less than the then carrying value as there could be a limited secondary market for these investments and we may be unable to sell them in orderly transactions.

Although our net revenues from our interests in private equity, credit, real estate and hedge funds may vary from period to period, our aggregate net revenues from these investments were approximately 3% and 6% of our aggregate total net revenues over the last 10 years and 5 years, respectively.

82	Goldman Sachs 2014 Form 10-K

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

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in the 2014 Form 10-K. In addition, see Note 3 to the consolidated financial statements for a discussion of our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-K
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 12 to the consolidated financial statements.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the consolidated financial statements.

Guarantees	See “Contractual Obligations” below and Note 18 to the consolidated financial statements.

Derivatives	See “Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs 2014 Form 10-K	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our unsecured long-term borrowings, secured long-term financings, time deposits and contractual interest payments, all of which are included in our consolidated statements of financial condition. Our obligations to make future cash payments also include certain off-balance-sheet contractual obligations such as purchase obligations, minimum rental payments under noncancelable leases and commitments and guarantees. The table below presents our contractual obligations, commitments and guarantees as of December 2014.

$ in millions	2015	2016 - 2017	2018 - 2019	2020 - Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 7,830	$ 5,308	$ 5,704	$ 18,842

Secured long-term financings	—	5,104	1,403	742	7,249

Unsecured long-term borrowings	—	44,342	40,345	82,884	167,571

Contractual interest payments	6,859	12,172	4,850	37,535	61,416

Subordinated liabilities issued by consolidated VIEs	3	—	—	840	843

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	15,154	23,235	50,423	7,137	95,949

Contingent and forward starting resale and securities borrowing agreements	34,343	557	325	—	35,225

Forward starting repurchase and secured lending agreements	8,180	—	—	—	8,180

Letters of credit	280	14	10	4	308

Investment commitments [1]	1,684	2,818	25	637	5,164

Other commitments	6,136	87	42	56	6,321

Minimum rental payments	321	566	416	870	2,173

Derivative guarantees	351,308	150,989	51,927	58,511	612,735

Securities lending indemnifications	27,567	—	—	—	27,567

Other financial guarantees	471	935	1,390	1,690	4,486

1.	$2.83 billion of commitments to covered funds (as defined by the Volcker Rule) are included in the 2015 and 2016-2017 columns. We expect that substantially all of these commitments will not be called.

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

•

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded. See Note 24 to the consolidated financial statements for further information about our unrecognized tax benefits.

•	Unsecured long-term borrowings includes $9.54 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

The aggregate contractual principal amount of secured long-term financings and unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $203 million and $163 million, respectively.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of December 2014, and includes stated coupons, if any, on structured notes.

84	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See Notes 15 and 18 to the consolidated financial statements for further information about our short-term borrowings and commitments and guarantees, respectively.

As of December 2014, our unsecured long-term borrowings were $167.57 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

As of December 2014, our future minimum rental payments, net of minimum sublease rentals under noncancelable leases, were $2.17 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. For 2014, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

Risk Management and Risk Factors

Risks are inherent in our business and include liquidity, market, credit, operational, legal, regulatory and reputational risks. For a further discussion of our risk management processes, see “— Overview and Structure of Risk Management” below. Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For a further discussion of our areas of risk, see “— Liquidity Risk Management,” “— Market Risk Management,” “— Credit Risk Management,” “— Operational Risk Management” and “— Certain Risk Factors That May Affect Our Businesses” below.

Goldman Sachs 2014 Form 10-K	85

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

Our governance structure provides the protocol and responsibility for decision-making on risk management issues and ensures implementation of those decisions. We make extensive use of risk-related committees that meet regularly and serve as an important means to facilitate and foster ongoing discussions to identify, manage and mitigate risks.

We maintain strong communication about risk and we have a culture of collaboration in decision-making among the revenue-producing units, independent control and support functions, committees and senior management. While we believe that the first line of defense in managing risk rests with the managers in our revenue-producing units, we dedicate extensive resources to independent control and support functions in order to ensure a strong oversight structure and an appropriate segregation of duties. We regularly reinforce our strong culture of escalation and accountability across all divisions and functions.

Processes. We maintain various processes and procedures that are critical components of our risk management. First and foremost is our daily discipline of marking substantially all of our inventory to current market levels. Goldman Sachs carries its inventory at fair value, with changes in valuation reflected immediately in our risk management systems and in net revenues. We do so because we believe this discipline is one of the most effective tools for assessing and managing risk and that it provides transparent and realistic insight into our financial exposures.

We also apply a rigorous framework of limits to control risk across multiple transactions, products, businesses and markets. This includes setting credit and market risk limits at a variety of levels and monitoring these limits on a daily basis. Limits are typically set at levels that will be periodically exceeded, rather than at levels which reflect our maximum risk appetite. This fosters an ongoing dialogue on risk among revenue-producing units, independent control and support functions, committees and senior management, as well as rapid escalation of risk-related matters. See “Market Risk Management” and “Credit Risk Management” for further information about our risk limits.

Active management of our positions is another important process. Proactive mitigation of our market and credit exposures minimizes the risk that we will be required to take outsized actions during periods of stress.

86	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We also focus on the rigor and effectiveness of our risk systems. The goal of our risk management technology is to get the right information to the right people at the right time, which requires systems that are comprehensive, reliable and timely. We devote significant time and resources to our risk management technology to ensure that it consistently provides us with complete, accurate and timely information.

People. Even the best technology serves only as a tool for helping to make informed decisions in real time about the risks we are taking. Ultimately, effective risk management requires our people to interpret our risk data on an ongoing and timely basis and adjust risk positions accordingly. In both our revenue-producing units and our independent control and support functions, the experience of our professionals, and their understanding of the nuances and limitations of each risk measure, guide us in assessing exposures and maintaining them within prudent levels.

We reinforce a culture of effective risk management in our training and development programs as well as the way we evaluate performance, and recognize and reward our people. Our training and development programs, including certain sessions led by our most senior leaders, are focused on the importance of risk management, client relationships and reputational excellence. As part of our annual performance review process, we assess reputational excellence including how an employee exercises good risk management and reputational judgment, and adheres to our code of conduct and compliance policies. Our review and reward processes are designed to communicate and reinforce to our professionals the link between behavior and how people are recognized, the need to focus on our clients and our reputation, and the need to always act in accordance with the highest standards of the firm.

Structure

Ultimate oversight of risk is the responsibility of our Board. The Board oversees risk both directly and through its committees, including its Risk Committee. Within the firm, a series of committees with specific risk management mandates have oversight or decision-making responsibilities for risk management activities. Committee membership generally consists of senior managers from both our revenue-producing units and our independent control and support functions. We have established procedures for these committees to ensure that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees or working groups, are described below. In addition to these committees, we have other risk-oriented committees which provide oversight for different businesses, activities, products, regions and legal entities. All of our firmwide, regional and divisional committees have responsibility for considering the impact of transactions and activities which they oversee on our reputation.

Membership of our risk committees is reviewed regularly and updated to reflect changes in the responsibilities of the committee members. Accordingly, the length of time that members serve on the respective committees varies as determined by the committee chairs and based on the responsibilities of the members within the firm.

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

Goldman Sachs 2014 Form 10-K	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below presents an overview of our risk management governance structure, highlighting the oversight of our Board, our key risk-related committees and the independence of our control and support functions.

Management Committee. The Management Committee oversees our global activities, including all of our independent control and support functions. It provides this oversight directly and through authority delegated to committees it has established. This committee is comprised of our most senior leaders, and is chaired by our chief executive officer. The Management Committee has established various committees with delegated authority and the chairperson of the Management Committee appoints the chairpersons of these committees. Most members of the Management Committee are also members of other firmwide, divisional and regional committees. The following are the committees that are principally involved in firmwide risk management.

Firmwide Client and Business Standards Committee. The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, is chaired by our president and chief operating officer, and reports to the Management Committee. This committee also has responsibility for overseeing recommendations of the Business Standards Committee. This committee periodically updates and receives guidance from the Public Responsibilities Subcommittee of the Corporate Governance, Nominating and Public Responsibilities Committee of the Board. This committee has established the following risk-related committees that report to it:

88	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by our head of operations/chief operating officer for Europe, Middle East and Africa (EMEA) and the chief administrative officer of our Investment Management Division, who are appointed by the Firmwide Client and Business Standards Committee chairperson.

•

Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across divisions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired by the deputy head of our Global Compliance Division and the co-head of Global Fixed Income, Currency and Commodities Sales, who are appointed by the Firmwide Client and Business Standards Committee chairperson.

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of our financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, product, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by our chief financial officer and our chief risk officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Risk Committee. The chairperson of the Securities Division Risk Committee is appointed by the chairpersons of the Firmwide Risk Committee; the chairpersons of the Credit Policy and Firmwide Operational Risk Committees are appointed by our chief risk officer; the chairpersons of the Firmwide Finance Committee, the Firmwide Technology Risk Committee, the Firmwide Model Risk Control Committee and the Global Business Resilience Committee are appointed by the Firmwide Risk Committee; and the chairpersons of the Firmwide Investment Policy Committee are appointed by our president and chief operating officer in conjunction with our chief financial officer.

•

Securities Division Risk Committee. The Securities Division Risk Committee sets market risk limits, subject to overall firmwide risk limits, for the Securities Division based on a number of risk measures, including but not limited to VaR, stress tests, scenario analyses and balance sheet levels. This committee is chaired by the chief risk officer of our Securities Division.

•

Credit Policy Committee. The Credit Policy Committee establishes and reviews broad firmwide credit policies and parameters that are implemented by Credit Risk Management. This committee is chaired by our chief credit officer.

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

•

Firmwide Finance Committee. The Firmwide Finance Committee has oversight responsibility for liquidity risk, the size and composition of our balance sheet and capital base, and credit ratings. This committee regularly reviews our liquidity, balance sheet, funding position and capitalization, approves related policies, and makes recommendations as to any adjustments to be made in light of current events, risks, exposures and regulatory requirements. As a part of such oversight, among other things, this committee reviews and approves balance sheet limits and the size of our GCLA. This committee is co-chaired by our chief financial officer and our global treasurer.

•

Firmwide Technology Risk Committee. The Firmwide Technology Risk Committee reviews matters related to the design, development, deployment and use of technology. This committee oversees cyber security matters, as well as technology risk management frameworks and methodologies, and monitors their effectiveness. This committee is co-chaired by our chief information officer and the head of Global Investment Research.

•

Firmwide Investment Policy Committee. The Firmwide Investment Policy Committee reviews, approves and sets policies, and provides oversight, for certain illiquid principal investments. This committee is co-chaired by the head of our Merchant Banking Division and a co-head of our Securities Division.

Goldman Sachs 2014 Form 10-K	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide Model Risk Control Committee. The Firmwide Model Risk Control Committee is responsible for oversight of the development and implementation of model risk controls, which includes governance, policies and procedures related to our reliance on financial models. This committee is chaired by our chief market risk officer.

•

Global Business Resilience Committee. The Global Business Resilience Committee is responsible for oversight of business resilience initiatives, promoting increased levels of security and resilience, and reviewing certain operating risks related to business resilience. This committee is chaired by our chief administrative officer.

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Commitments Committee. The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by our senior strategy officer and the co-head of Global Mergers & Acquisitions, who are appointed by the Firmwide Client and Business Standards Committee chairperson.

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by our global treasurer and the head of credit finance for EMEA who are appointed by the Firmwide Risk Committee chairpersons.

Investment Management Division Risk Committee. The Investment Management Division Risk Committee is responsible for the ongoing monitoring and control of global market, counterparty credit and liquidity risks associated with the activities of our investment management businesses. The head of risk management for the Investment Management Division is the chair of this committee. The Investment Management Division Risk Committee reports to our chief risk officer.

Conflicts Management

Conflicts of interest and our approach to dealing with them are fundamental to our client relationships, our reputation and our long-term success. The term “conflict of interest” does not have a universally accepted meaning, and conflicts can arise in many forms within a business or between businesses. The responsibility for identifying potential conflicts, as well as complying with our policies and procedures, is shared by the entire firm.

We have a multilayered approach to resolving conflicts and addressing reputational risk. Our senior management oversees policies related to conflicts resolution, and, in conjunction with the Business Selection and Conflicts Resolution Group, the Legal Department and Compliance Division, the Firmwide Client and Business Standards Committee, and other internal committees, formulates policies, standards and principles, and assists in making judgments regarding the appropriate resolution of particular conflicts. Resolving potential conflicts necessarily depends on the facts and circumstances of a particular situation and the application of experienced and informed judgment.

As a general matter, the Business Selection and Conflicts Resolution Group reviews all financing and advisory assignments in Investment Banking and certain investing, lending and other activities of the firm. In addition, we have various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees across the firm that also review new underwritings, loans, investments and structured products. These groups and committees work with internal and external counsel and the Compliance Division to evaluate and address any actual or potential conflicts.

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules, and regulations.

90	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Risk Management

Liquidity is of critical importance to financial institutions. Most of the failures of financial institutions have occurred in large part due to insufficient liquidity. Accordingly, we have in place a comprehensive and conservative set of liquidity and funding policies to address both firm-specific and broader industry or market liquidity events. Our principal objective is to be able to fund the firm and to enable our core businesses to continue to serve clients and generate revenues, even under adverse circumstances.

We manage liquidity risk according to the following principles:

Global Core Liquid Assets. We maintain substantial liquidity (GCLA, previously GCE) to meet a broad range of potential cash outflows and collateral needs in a stressed environment.

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

Global Core Liquid Assets

Our most important liquidity policy is to pre-fund our estimated potential cash and collateral needs during a liquidity crisis and hold this liquidity in the form of unencumbered, highly liquid securities and cash. We believe that the securities held in our GCLA would be readily convertible to cash in a matter of days, through liquidation, by entering into repurchase agreements or from maturities of resale agreements, and that this cash would allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets.

As of December 2014 and December 2013, the fair value of the securities and certain overnight cash deposits included in our GCLA, totaled $182.95 billion and $184.07 billion, respectively. Based on the results of our internal liquidity risk models, discussed below, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both December 2014 and December 2013 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the Year Ended December
$ in millions	2014	2013
U.S. dollar-denominated	$134,223	$136,824

Non-U.S. dollar-denominated	45,410	45,826
Total	$179,633	$182,650

The U.S. dollar-denominated GCLA is composed of (i) unencumbered U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), all of which are eligible as collateral in Federal Reserve open market operations and (ii) certain overnight U.S. dollar cash deposits. The non-U.S. dollar-denominated GCLA is composed of only unencumbered German, French, Japanese and United Kingdom government obligations and certain overnight cash deposits in highly liquid currencies. We strictly limit our GCLA to this narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

Goldman Sachs 2014 Form 10-K	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of our GCLA by asset class.

	Average for the Year Ended December
$ in millions	2014	2013
Overnight cash deposits	$ 57,177	$ 61,265

U.S. government obligations	62,838	76,019

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage- backed obligations	16,722	2,551

German, French, Japanese and United Kingdom government obligations	42,896	42,815
Total	$179,633	$182,650

The table below presents the GCLA of Group Inc. and our major broker-dealer and bank subsidiaries.

	Average for the Year Ended December
$ in millions	2014	2013
Group Inc.	$ 37,699	$ 29,752

Major broker-dealer subsidiaries	89,549	93,103

Major bank subsidiaries	52,385	59,795
Total	$179,633	$182,650

Our GCLA reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival;

•

Focus must be maintained on all potential cash and collateral outflows, not just disruptions to financing flows. Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment;

•

During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change; and

•

As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and have larger debt balances than our businesses would otherwise require. We believe that our liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our total assets and our funding costs.

We believe that our GCLA provides us with a resilient source of funds that would be available in advance of potential cash and collateral outflows and gives us significant flexibility in managing through a difficult funding environment.

In order to determine the appropriate size of our GCLA, we use an internal liquidity model, referred to as the Modeled Liquidity Outflow, which captures and quantifies our liquidity risks. We also consider other factors including, but not limited to, an assessment of our potential intraday liquidity needs through an additional internal liquidity model, referred to as the Intraday Liquidity Model, and a qualitative assessment of the condition of the financial markets and the firm.

We distribute our GCLA across entities, asset types, and clearing agents to provide us with sufficient operating liquidity to ensure timely settlement in all major markets, even in a difficult funding environment.

We maintain our GCLA to enable us to meet current and potential liquidity requirements of our parent company, Group Inc., and its subsidiaries. Our Modeled Liquidity Outflow and Intraday Liquidity Model incorporate a consolidated requirement for Group Inc. as well as a standalone requirement for each of our major broker-dealer and bank subsidiaries. Liquidity held directly in each of these major subsidiaries is intended for use only by that subsidiary to meet its liquidity requirements and is assumed not to be available to Group Inc. unless (i) legally provided for and (ii) there are no additional regulatory, tax or other restrictions. In addition, the Modeled Liquidity Outflow and Intraday Liquidity Model also incorporate a broader assessment of standalone liquidity requirements for other subsidiaries and we hold a portion of our GCLA directly at Group Inc. to support such requirements. In addition to the GCLA, we maintain cash balances in several of our other entities, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

In addition to our GCLA, we have a significant amount of other unencumbered cash and “Financial instruments owned, at fair value,” including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of these assets averaged $94.52 billion for 2014 and $90.77 billion for 2013. We do not consider these assets liquid enough to be eligible for our GCLA.

92	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Modeled Liquidity Outflow. Our Modeled Liquidity Outflow is based on conducting multiple scenarios that include combinations of market-wide and firm-specific stress. These scenarios are characterized by the following qualitative elements:

•

Severely challenged market environments, including low consumer and corporate confidence, financial and political instability, adverse changes in market values, including potential declines in equity markets and widening of credit spreads; and

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure, and/or a ratings downgrade.

The following are the critical modeling parameters of the Modeled Liquidity Outflow:

•	Liquidity needs over a 30-day scenario;

•	A two-notch downgrade of our long-term senior unsecured credit ratings;

•

A combination of contractual outflows, such as upcoming maturities of unsecured debt, and contingent outflows (e.g., actions though not contractually required, we may deem necessary in a crisis). We assume that most contingent outflows will occur within the initial days and weeks of a crisis;

•	No issuance of equity or unsecured debt;

•	No support from government funding facilities. Although we have access to various central bank funding programs, we do not assume reliance on them as a source of funding in a liquidity crisis; and

•	No asset liquidation, other than the GCLA.

The Modeled Liquidity Outflow is calculated and reported to senior management on a daily basis. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

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

•

Contingent: Withdrawals of bank deposits that have no contractual maturity. The withdrawal assumptions reflect, among other factors, the type of deposit, whether the deposit is insured or uninsured, and our relationship with the depositor.

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

Goldman Sachs 2014 Form 10-K	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Exchange-Traded and OTC-cleared Derivatives

•	Contingent: Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded and OTC-cleared derivatives.

•	Contingent: An increase in initial margin and guaranty fund requirements by derivative clearing houses.

Customer Cash and Securities

•

Contingent: Liquidity outflows associated with our prime brokerage business, including withdrawals of customer credit balances, and a reduction in customer short positions, which may serve as a funding source for long positions.

Firm Securities

•	Contingent: Liquidity outflows associated with a reduction or composition change in firm short positions, which may serve as a funding source for long positions.

Unfunded Commitments

•	Contingent: Draws on our unfunded commitments. Draw assumptions reflect, among other things, the type of commitment and counterparty.

Other

•	Other upcoming large cash outflows, such as tax payments.

Intraday Liquidity Model. Our Intraday Liquidity Model measures our intraday liquidity needs using a scenario analysis characterized by the same qualitative elements as our Modeled Liquidity Outflow. The model assesses the risk of increased intraday liquidity requirements during a scenario where access to sources of intraday liquidity may become constrained.

The following are key modeling elements of the Intraday Liquidity Model:

•	Liquidity needs over a one-day settlement period;

•	Delays in receipt of counterparty cash payments;

•	A reduction in the availability of intraday credit lines at our third-party clearing agents; and

•	Higher settlement volumes due to an increase in activity.

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

Our approach to asset-liability management includes:

•

Conservatively managing the overall characteristics of our funding book, with a focus on maintaining long-term, diversified sources of funding in excess of our current requirements. See “Balance Sheet and Funding Sources — Funding Sources” for additional details;

•

Actively managing and monitoring our asset base, with particular focus on the liquidity, holding period and our ability to fund assets on a secured basis. This enables us to determine the most appropriate funding products and tenors. See “Balance Sheet and Funding Sources — Balance Sheet Management” for more detail on our balance sheet management process and “— Funding Sources — Secured Funding” for more detail on asset classes that may be harder to fund on a secured basis; and

•

Raising secured and unsecured financing that has a long tenor relative to the liquidity profile of our assets. This reduces the risk that our liabilities will come due in advance of our ability to generate liquidity from the sale of our assets. Because we maintain a highly liquid balance sheet, the holding period of certain of our assets may be materially shorter than their contractual maturity dates.

Our goal is to ensure that we maintain sufficient liquidity to fund our assets and meet our contractual and contingent obligations in normal times as well as during periods of market stress. Through our dynamic balance sheet management process, we use actual and projected asset balances to determine secured and unsecured funding requirements. Funding plans are reviewed and approved by the Firmwide Finance Committee on a quarterly basis. In addition, senior managers in our independent control and support functions regularly analyze, and the Firmwide Finance Committee reviews, our consolidated total capital position (unsecured long-term borrowings plus total shareholders’ equity) so that we maintain a level of long-term funding that is sufficient to meet our long-term financing requirements. In a liquidity crisis, we would first use our GCLA in order to avoid reliance on asset sales (other than our GCLA). However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis.

94	Goldman Sachs 2014 Form 10-K

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2014, Group Inc. had $29.90 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $27.68 billion invested in GSI, a regulated U.K. broker-dealer; $2.28 billion invested in GSEC, a U.S. registered broker-dealer; $2.68 billion invested in Goldman Sachs Japan Co., Ltd. (GSJCL), a regulated Japanese broker-dealer; $23.50 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.53 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $80.23 billion of unsubordinated loans and $8.61 billion of collateral to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of December 2014. In addition, as of December 2014, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

Contingency Funding Plan

The Goldman Sachs Contingency Funding Plan sets out the plan of action we would use to fund business activity in crisis situations and periods of market stress. The contingency funding plan outlines a list of potential risk factors, key reports and metrics that are reviewed on an ongoing basis to assist in assessing the severity of, and managing through, a liquidity crisis and/or market dislocation. The contingency funding plan also describes in detail our potential responses if our assessments indicate that we have entered a liquidity crisis, which include pre-funding for what we estimate will be our potential cash and collateral needs as well as utilizing secondary sources of liquidity. Mitigants and action items to address specific risks which may arise are also described and assigned to individuals responsible for execution.

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

Liquidity Regulatory Framework

The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring calls for a liquidity coverage ratio (LCR), designed to ensure that banks and bank holding companies maintain an adequate level of unencumbered high-quality liquid assets based on expected net cash outflows under an acute short-term liquidity stress scenario.

Goldman Sachs 2014 Form 10-K	95

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

During 2014, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC approved the final rules on minimum liquidity standards that are generally consistent with the Basel Committee’s framework as described above, but include accelerated transition provisions, and more stringent requirements related to both the range of assets that qualify as high-quality liquid assets and cash outflow assumptions for certain types of funding and other liquidity risks. Under the accelerated transition timeline, the LCR became effective in the United States on January 1, 2015, with a phase-in period whereby firms have an 80% minimum in 2015, which will increase by 10% per year until 2017. As of December 2014, our calculation of the LCR exceeds the fully phased-in minimum requirement, however this is based on our interpretation and understanding of the finalized framework and may evolve as we review our interpretation and application with our regulators.

The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring also calls for a net stable funding ratio (NSFR), designed to promote more medium- and long-term stable funding of the assets and off-balance-sheet activities of banks and bank holding companies over a one-year time horizon. In 2014, the Basel Committee issued the final rules on the calculation of the NSFR which requires banks and bank holding companies to maintain a stable funding profile in relation to the composition of their assets and off-balance-sheet activities. Under the Basel Committee framework, the NSFR will be effective on January 1, 2018. The U.S. federal bank regulatory agencies have not yet proposed rules implementing the NSFR for U.S. banking organizations. We are currently evaluating the impact of the Basel Committee’s NSFR framework.

The implementation of these rules, and any amendments adopted by the U.S. federal bank regulatory agencies, could impact our liquidity and funding requirements and practices in the future.

Credit Ratings

We rely on the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Certain Risk Factors That May Affect Our Businesses” below and “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K for a discussion of the risks associated with a reduction in our credit ratings.

The table below presents the unsecured credit ratings by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Services (S&P), and Rating and Investment Information, Inc. (R&I) and outlook of Group Inc.

As of December 2014
	DBRS		Fitch	Moody’s	S&P	R&I
Short-term Debt	R-1 (middle	)	F1	P-2	A-2	a-1

Long-term Debt [1]	A (high	)	A	Baa1	A-	A+

Subordinated Debt	A		A-	Baa2	BBB+	A

Trust Preferred [2]	A		BBB-	Baa3	BB	N/A

Preferred Stock [3]	BBB (high	)	BB+	Ba2	BB	N/A

Ratings Outlook	Stable		Stable	Stable	Negative	Negative

1.	Fitch, Moody’s and S&P include the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

2.	Trust preferred securities issued by Goldman Sachs Capital I.

3.	DBRS, Fitch, Moody’s and S&P include Group Inc.’s non-cumulative preferred stock and the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings of GS Bank USA, GSIB, GS&Co. and GSI. During the fourth quarter of 2014, S&P raised its outlook of GS Bank USA, GSIB, GS&Co. and GSI from negative to stable as a result of its review of these subsidiaries’ operating trends in the current regulatory environment.

As of December 2014
	Fitch	Moody’s	S&P
GS Bank USA
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A+	A2	N/A

Ratings Outlook	Stable	Stable	Stable
GSIB
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A	A2	N/A

Ratings Outlook	Stable	Stable	Stable
GS&Co.
Short-term Debt	F1	N/A	A-1

Long-term Debt	A	N/A	A

Ratings Outlook	Stable	N/A	Stable
GSI
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Ratings Outlook	Stable	Stable	Stable

96	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	The level and variability of our earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating environment, including, in some cases, the assumed level of government or other systemic support.

Certain of our derivatives have been transacted under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these bilateral agreements by determining the collateral or termination payments that would occur assuming a downgrade by all rating agencies. A downgrade by any one rating agency, depending on the agency’s relative ratings of us at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. We allocate a portion of our GCLA to ensure we would be able to make the additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. The table below presents the additional collateral or termination payments related to our net derivative liabilities under bilateral agreements that could have been called at the reporting date by counterparties in the event of a one-notch and two-notch downgrade in our credit ratings.

	As of December
$ in millions	2014	2013
Additional collateral or termination payments for a one-notch downgrade	$1,072	$ 911

Additional collateral or termination payments for a two-notch downgrade	2,815	2,989

Cash Flows

As a global financial institution, our cash flows are complex and bear little relation to our net earnings and net assets. Consequently, we believe that traditional cash flow analysis is less meaningful in evaluating our liquidity position than the liquidity and asset-liability management policies described above. Cash flow analysis may, however, be helpful in highlighting certain macro trends and strategic initiatives in our businesses.

Year Ended December 2014. Our cash and cash equivalents decreased by $3.53 billion to $57.60 billion at the end of 2014. We used $22.53 billion in net cash for operating and investing activities, which reflects an initiative to reduce our balance sheet, and the funding of loans receivable. We generated $19.00 billion in net cash from financing activities from an increase in bank deposits and net proceeds from issuances of unsecured long-term borrowings, partially offset by repurchases of common stock.

Year Ended December 2013. Our cash and cash equivalents decreased by $11.54 billion to $61.13 billion at the end of 2013. We generated $4.54 billion in net cash from operating activities. We used net cash of $16.08 billion for investing and financing activities, primarily to fund loans receivable and repurchases of common stock.

Year Ended December 2012. Our cash and cash equivalents increased by $16.66 billion to $72.67 billion at the end of 2012. We generated $9.14 billion in net cash from operating and investing activities. We generated $7.52 billion in net cash from financing activities from an increase in bank deposits, partially offset by net repayments of unsecured and secured long-term borrowings.

Goldman Sachs 2014 Form 10-K	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Market Risk Management

Overview

Market risk is the risk of loss in the value of our inventory, as well as certain other financial assets and financial liabilities, due to changes in market conditions. We employ a variety of risk measures, each described in the respective sections below, to monitor market risk. We hold inventory primarily for market making for our clients and for our investing and lending activities. Our inventory therefore changes based on client demands and our investment opportunities. Our inventory is accounted for at fair value and therefore fluctuates on a daily basis, with the related gains and losses included in “Market making,” and “Other principal transactions.” Categories of market risk include the following:

•	Interest rate risk: results from exposures to changes in the level, slope and curvature of yield curves, the volatilities of interest rates, mortgage prepayment speeds and credit spreads;

•	Equity price risk: results from exposures to changes in prices and volatilities of individual equities, baskets of equities and equity indices;

•	Currency rate risk: results from exposures to changes in spot prices, forward prices and volatilities of currency rates; and

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

Market Risk Management, which is independent of the revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing market risk at the firm. We monitor and control risks through strong firmwide oversight and independent control and support functions across our global businesses.

Managers in revenue-producing units are accountable for managing risk within prescribed limits. These managers have in-depth knowledge of their positions, markets and the instruments available to hedge their exposures.

Managers in revenue-producing units and Market Risk Management discuss market information, positions and estimated risk and loss scenarios on an ongoing basis.

Risk Measures

Market Risk Management produces risk measures and monitors them against market risk limits set by our risk committees. These measures reflect an extensive range of scenarios and the results are aggregated at trading desk, business and firmwide levels.

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

98	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We are aware of the inherent limitations to VaR and therefore use a variety of risk measures in our market risk management process. Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme;

•	VaR does not take account of the relative liquidity of different risk positions; and

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

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

Stress Testing

Stress testing is a method of determining the effect of various hypothetical stress scenarios. We use stress testing to examine risks of specific portfolios as well as the potential impact of significant risk exposures across the firm. We use a variety of stress testing techniques to calculate the potential loss from a wide range of market moves on our portfolios, including sensitivity analysis, scenario analysis and firmwide stress tests. The results of our various stress tests are analyzed together for risk management purposes.

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

Goldman Sachs 2014 Form 10-K	99

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

Stress test scenarios are conducted on a regular basis as part of our routine risk management process and on an ad hoc basis in response to market events or concerns. Stress testing is an important part of our risk management process because it allows us to quantify our exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, and assess and mitigate our risk positions.

Limits

We use risk limits at various levels in the firm (including firmwide, product and business) to govern risk appetite by controlling the size of our exposures to market risk. Limits are set based on VaR and on a range of stress tests relevant to our exposures. Limits are reviewed frequently and amended on a permanent or temporary basis to reflect changing market conditions, business conditions or tolerance for risk.

The Firmwide Risk Committee sets market risk limits at firmwide and product levels and our Securities Division Risk Committee sets sub-limits for market-making and investing activities at a business level. The purpose of the firmwide limits is to assist senior management in controlling our overall risk profile. Sub-limits set the desired maximum amount of exposure that may be managed by any particular business on a day-to-day basis without additional levels of senior management approval, effectively leaving day-to-day trading decisions to individual desk managers and traders. Accordingly, sub-limits are a management tool designed to ensure appropriate escalation rather than to establish maximum risk tolerance. Sub-limits also distribute risk among various businesses in a manner that is consistent with their level of activity and client demand, taking into account the relative performance of each area.

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

Our VaR and stress testing models are regularly reviewed and enhanced in order to incorporate changes in the composition of positions included in our market risk measures, as well as variations in market conditions. Prior to implementing significant changes to our assumptions and/or models, we perform model validation and test runs. Significant changes to our VaR and stress testing models are reviewed with our chief risk officer and chief financial officer, and approved by the Firmwide Risk Committee.

We evaluate the accuracy of our VaR model through daily backtesting (i.e., by comparing daily trading net revenues to the VaR measure calculated as of the prior business day) at the firmwide level and for each of our businesses and major regulated subsidiaries.

100	Goldman Sachs 2014 Form 10-K

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

The following table presents average daily VaR.

$ in millions Risk Categories	Year Ended December
	2014	2013	2012
Interest rates	$ 51	$ 63	$ 78

Equity prices	26	32	26

Currency rates	19	17	14

Commodity prices	21	19	22

Diversification effect	(45)	(51)	(54)
Total	$ 72	$ 80	$ 86

Our average daily VaR decreased to $72 million in 2014 from $80 million in 2013, primarily reflecting a decrease in the interest rates category due to decreased exposures and lower levels of volatility, and a decrease in the equity prices category principally due to lower levels of volatility. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

Our average daily VaR decreased to $80 million in 2013 from $86 million in 2012, primarily reflecting a decrease in the interest rates category principally due to lower levels of volatility and decreased exposures. This decrease was partially offset by an increase in the equity prices category principally due to increased exposures.

The following table presents year-end VaR, and high and low VaR.

$ in millions Risk Categories	As of December		Year Ended December 2014
	2014	2013	High	Low
Interest rates	$ 53	$ 59	$ 71	$37

Equity prices	19	35	80	16

Currency rates	24	16	36	10

Commodity prices	23	20	30	15

Diversification effect	(42)	(45)
Total	$ 77	$ 85	$116	$51

Our daily VaR decreased to $77 million as of December 2014 from $85 million as of December 2013, primarily reflecting a decrease in the equity prices category principally due to decreased exposures. This decrease was partially offset by an increase in the currency rates category principally due to increased exposures.

During 2014, the firmwide VaR risk limit was not exceeded, raised or reduced.

During 2013, the firmwide VaR risk limit was not exceeded and was reduced on one occasion due to lower levels of volatility.

Goldman Sachs 2014 Form 10-K	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects our daily VaR over the last four quarters.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on one occasion during 2014 (i.e., a VaR exception). Trading losses incurred on a single day did not exceed our 95% one-day VaR during 2013.

During periods in which we have significantly more positive net revenue days than net revenue loss days, we expect to have fewer VaR exceptions because, under normal conditions, our business model generally produces positive net revenues. In periods in which our franchise revenues are adversely affected, we generally have more loss days, resulting in more VaR exceptions. The daily market-making revenues used to determine VaR exceptions reflect the impact of any intraday activity, including bid/offer net revenues, which are more likely than not to be positive by their nature.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for 2014.

102	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Sensitivity Measures

Certain portfolios and individual positions are not included in VaR because VaR is not the most appropriate risk measure. Other sensitivity measures we use to analyze market risk are described below.

10% Sensitivity Measures. The table below presents market risk for inventory positions that are not included in VaR. The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the underlying asset value. Equity positions below relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds, which are included in “Financial instruments owned, at fair value.” Debt positions include interests in funds that invest in corporate mezzanine and senior debt instruments, loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans. These debt positions are included in “Financial instruments owned, at fair value.” See Note 6 to the consolidated financial statements for further information about cash instruments. These measures do not reflect diversification benefits across asset categories or across other market risk measures.

$ in millions Asset Categories	As of December
	2014	2013
Equity	$2,132	$2,256

Debt	1,686	1,522
Total	$3,818	$3,778

Credit Spread Sensitivity on Derivatives and Borrowings. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million and $4 million (including hedges) as of December 2014 and December 2013, respectively. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a gain of $10 million and $8 million (including hedges) as of December 2014 and December 2013, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. “Loans receivable” as of December 2014 and December 2013 were $28.94 billion and $14.90 billion, respectively, substantially all of which had floating interest rates. As of December 2014 and December 2013, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $254 million and $136 million, respectively, of additional interest income over a 12-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

In addition, as of December 2014 and December 2013, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.

Additionally, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets.” Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 13 to the consolidated financial statements for information about “Other assets.”

Goldman Sachs 2014 Form 10-K	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Financial Statement Linkages to Market Risk Measures

We employ a variety of risk measures, each described in the respective sections above, to monitor market risk across the consolidated statements of financial condition and consolidated statements of earnings. The related gains and losses on these positions are included in “Market making,” “Other principal transactions,” “Interest income” and “Interest expense.” The table below presents certain categories in our consolidated statements of financial condition and the market risk measures used to assess those assets and liabilities. Certain categories on the consolidated statements of financial condition are incorporated in more than one risk measure.

Categories on the Consolidated Statements of Financial Condition Included in Market Risk Measures	Market Risk Measures
Securities segregated for regulatory and other purposes, at fair value	• VaR
Collateralized agreements • Securities purchased under agreements to resell, at fair value • Securities borrowed, at fair value	• VaR
Receivables from customers and counterparties
• Certain secured loans, at fair value	• VaR
• Loans receivable	• Interest Rate Sensitivity
Financial instruments owned, at fair value	• VaR • 10% Sensitivity Measures • Credit Spread Sensitivity — Derivatives
Collateralized financings • Securities sold under agreements to repurchase, at fair value • Securities loaned, at fair value • Other secured financings, at fair value	• VaR
Financial instruments sold, but not yet purchased, at fair value	• VaR • Credit Spread Sensitivity — Derivatives
Unsecured short-term borrowings and unsecured long-term borrowings, at fair value	• VaR • Credit Spread Sensitivity — Borrowings

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

Credit Risk Management, which is independent of the revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing credit risk at the firm. The Credit Policy Committee and the Firmwide Risk Committee establish and review credit policies and parameters. In addition, we hold other positions that give rise to credit risk (e.g., bonds held in our inventory and secondary bank loans). These credit risks are captured as a component of market risk measures, which are monitored and managed by Market Risk Management, consistent with other inventory positions. We also enter into derivatives to manage market risk exposures. Such derivatives also give rise to credit risk which is monitored and managed by Credit Risk Management.

Policies authorized by the Firmwide Risk Committee and the Credit Policy Committee prescribe the level of formal approval required for us to assume credit exposure to a counterparty across all product areas, taking into account any applicable netting provisions, collateral or other credit risk mitigants.

104	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Risk Management Process

Effective management of credit risk requires accurate and timely information, a high level of communication and knowledge of customers, countries, industries and products. Our process for managing credit risk includes:

•	Approving transactions and setting and communicating credit exposure limits;

•	Monitoring compliance with established credit exposure limits;

•	Assessing the likelihood that a counterparty will default on its payment obligations;

•	Measuring our current and potential credit exposure and losses resulting from counterparty default;

•	Reporting of credit exposures to senior management, the Board and regulators;

•	Use of credit risk mitigants, including collateral and hedging; and

•	Communication and collaboration with other independent control and support functions such as operations, legal and compliance.

As part of the risk assessment process, Credit Risk Management performs credit reviews which include initial and ongoing analyses of our counterparties. For substantially all of our credit exposures, the core of our process is an annual counterparty credit review. A credit review is an independent analysis of the capacity and willingness of a counterparty to meet its financial obligations, resulting in an internal credit rating. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the counterparty’s industry, and the economic environment. Senior personnel within Credit Risk Management, with expertise in specific industries, inspect and approve credit reviews and internal credit ratings.

Our global credit risk management systems capture credit exposure to individual counterparties and on an aggregate basis to counterparties and their subsidiaries (economic groups). These systems also provide management with comprehensive information on our aggregate credit risk by product, internal credit rating, industry, country and region.

Risk Measures and Limits

We measure our credit risk based on the potential loss in an event of non-payment by a counterparty. For derivatives and securities financing transactions, the primary measure is potential exposure, which is our estimate of the future exposure that could arise over the life of a transaction based on market movements within a specified confidence level. Potential exposure takes into account netting and collateral arrangements. For loans and lending commitments, the primary measure is a function of the notional amount of the position. We also monitor credit risk in terms of current exposure, which is the amount presently owed to us after taking into account applicable netting and collateral.

We use credit limits at various levels (counterparty, economic group, industry, country) to control the size of our credit exposures. Limits for counterparties and economic groups are reviewed regularly and revised to reflect changing risk appetites for a given counterparty or group of counterparties. Limits for industries and countries are based on our risk tolerance and are designed to allow for regular monitoring, review, escalation and management of credit risk concentrations.

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

We run stress tests on a regular basis as part of our routine risk management processes and conduct tailored stress tests on an ad hoc basis in response to market developments. Stress tests are regularly conducted jointly with our market and liquidity risk functions.

Goldman Sachs 2014 Form 10-K	105

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

For loans and lending commitments, depending on the credit quality of the borrower and other characteristics of the transaction, we employ a variety of potential risk mitigants. Risk mitigants include: collateral provisions, guarantees, covenants, structural seniority of the bank loan claims and, for certain lending commitments, provisions in the legal documentation that allow us to adjust loan amounts, pricing, structure and other terms as market conditions change. The type and structure of risk mitigants employed can significantly influence the degree of credit risk involved in a loan or lending commitment.

When we do not have sufficient visibility into a counterparty’s financial strength or when we believe a counterparty requires support from its parent company, we may obtain third-party guarantees of the counterparty’s obligations. We may also mitigate our credit risk using credit derivatives or participation agreements.

Credit Exposures

As of December 2014, our credit exposures increased as compared with December 2013, primarily reflecting increases in loans and lending commitments. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased from December 2013, primarily reflecting an increase in loans and lending commitments. During 2014, the number of counterparty defaults was essentially unchanged as compared with 2013, and such defaults primarily occurred within loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties. Estimated losses associated with counterparty defaults were higher compared with the prior year. However, such estimated losses were not material to the firm. Our credit exposures are described further below.

Cash and Cash Equivalents. Cash and cash equivalents include both interest-bearing and non-interest-bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly-rated banks and central banks.

OTC Derivatives. Our credit exposure on OTC derivatives arises primarily from our market-making activities. As a market maker, we enter into derivative transactions to provide liquidity to clients and to facilitate the transfer and hedging of their risks. We also enter into derivatives to manage market risk exposures. We manage our credit exposure on OTC derivatives using the credit risk process, measures, limits and risk mitigants described above.

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

As credit risk is an essential component of fair value, we include a credit valuation adjustment (CVA) in the fair value of derivatives to reflect counterparty credit risk, as described in Note 7 to the consolidated financial statements. CVA is a function of the present value of expected exposure, the probability of counterparty default and the assumed recovery upon default.

106	Goldman Sachs 2014 Form 10-K

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

	As of December 2014
$ in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 1,119	$ 898	$ 3,500	$ 5,517	$ (2,163)	$ 3,354	$ 3,135

AA/Aa2	8,260	12,182	40,443	60,885	(42,513)	18,372	12,453

A/A2	13,719	18,949	26,649	59,317	(44,147)	15,170	9,493

BBB/Baa2	7,049	8,758	26,087	41,894	(28,321)	13,573	9,577

BB/Ba2 or lower	4,959	6,226	5,660	16,845	(7,062)	9,783	8,506

Unrated	79	363	160	602	(117)	485	188
Total	$35,185	$47,376	$102,499	$185,060	$(124,323)	$60,737	$43,352

	As of December 2013
$ in millions Credit Rating Equivalent	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 473	$ 1,470	$ 2,450	$ 4,393	$ (2,087)	$ 2,306	$ 2,159

AA/Aa2	3,463	7,642	29,926	41,031	(27,918)	13,113	8,596

A/A2	12,693	25,666	29,701	68,060	(48,803)	19,257	11,188

BBB/Baa2	4,377	10,112	24,013	38,502	(29,213)	9,289	5,952

BB/Ba2 or lower	2,972	6,188	4,271	13,431	(5,357)	8,074	6,381

Unrated	1,289	45	238	1,572	(9)	1,563	1,144
Total	$25,267	$51,123	$ 90,599	$166,989	$(113,387)	$53,602	$35,420

Goldman Sachs 2014 Form 10-K	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Lending and Financing Activities. We manage our lending and financing activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.

•

Lending Activities. Our lending activities include lending to investment-grade and non-investment-grade corporate borrowers. Loans and lending commitments associated with these activities are principally used for operating liquidity and general corporate purposes or in connection with contingent acquisitions. Our lending activities also include extending loans to borrowers that are secured by commercial and other real estate. See the tables below for further information about our credit exposures associated with these lending activities.

•

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We had approximately $36 billion and $29 billion as of December 2014 and December 2013, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both December 2014 and December 2013, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

•

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial cash margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $26 billion and $18 billion as of December 2014 and December 2013, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 48% and 55% in the Americas, approximately 13% and 10% in Asia, and approximately 39% and 35% in EMEA as of December 2014 and December 2013, respectively.

In addition, we extend other loans and lending commitments to our private wealth management clients that are primarily secured by residential real estate, securities or other assets. The gross exposure related to such loans and lending commitments was approximately $17 billion and $11 billion as of December 2014 and December 2013, respectively, and was substantially all concentrated in the Americas region. The fair value of the collateral received against such loans and lending commitments exceeded the gross exposure as of both December 2014 and December 2013.

108	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry, Region and Credit Quality

The tables below present our credit exposures related to cash, OTC derivatives, and loans and lending commitments (excluding credit exposures described above in “Securities Financing Transactions” and “Other Credit Exposures”) broken down by industry, region and credit quality. In the “Credit Exposure by Industry” table below, to be consistent with changes in the manner in which management views credit exposure, we introduced new industries, aggregated certain industries and realigned exposures between industry classifications. Reclassifications have been made for December 2013 to conform to the current presentation.

$ in millions Credit Exposure by Industry	Cash as of December		OTC Derivatives as of December			Loans and Lending Commitments as of December
	2014	2013	2014		2013	2014		2013
Funds	$ 96	$ 109	$13,114		$10,063	$ 1,706		$ 727

Financial Institutions	12,469	9,994	15,051		16,374	11,316		9,910

Consumer, Retail & Healthcare	—	—	3,325		5,041	30,216		27,891

Sovereign	45,029	51,024	10,004		8,603	450		276

Municipalities & Nonprofit	—	—	4,303		2,902	541		458

Natural Resources & Utilities	—	—	5,741	[1]	5,295	24,275	[1]	21,478

Real Estate	6	6	407		388	12,366		8,550

Technology, Media & Telecommunications	—	—	2,995		2,123	20,633		14,962

Diversified Industrials	—	—	4,321		1,733	16,392		16,085

Other	—	—	1,476		1,080	11,998		4,988
Total	$57,600	$61,133	$60,737		$53,602	$129,893		$105,325

1.	See “— Selected Country and Industry Exposures — Industry Exposures” below for information about our credit and market exposure to the oil and gas industry.

$ in millions Credit Exposure by Region	Cash as of December		OTC Derivatives as of December		Loans and Lending Commitments as of December
	2014	2013	2014	2013	2014	2013
Americas	$45,599	$54,470	$22,032	$21,423	$ 91,378	$ 77,710

EMEA	1,666	2,143	31,295	25,983	34,397	25,222

Asia	10,335	4,520	7,410	6,196	4,118	2,393
Total	$57,600	$61,133	$60,737	$53,602	$129,893	$105,325

$ in millions Credit Exposure by Credit Quality (Credit Rating Equivalent)	Cash as of December		OTC Derivatives as of December		Loans and Lending Commitments as of December
	2014	2013	2014	2013	2014	2013
AAA/Aaa	$38,778	$50,519	$ 3,354	$ 2,306	$ 3,969	$ 3,079

AA/Aa2	4,598	2,748	18,372	13,113	8,097	7,001

A/A2	13,346	6,821	15,170	19,257	22,623	23,250

BBB/Baa2	730	527	13,573	9,289	35,706	30,496

BB/Ba2 or lower	148	518	9,783	8,074	58,670	41,114

Unrated	—	—	485	1,563	828	385
Total	$57,600	$61,133	$60,737	$53,602	$129,893	$105,325

Goldman Sachs 2014 Form 10-K	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Selected Country and Industry Exposures

The section below provides information about our credit and market exposure to certain countries and industries that have had heightened focus due to recent events and broad market concerns. Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or borrower. Market exposure represents the potential for loss in value of our long and short inventory due to changes in market prices. There is no overlap between the credit and market exposures in the amounts below. We determine the country of risk by the location of the counterparty, issuer or underlier’s assets, where they generate revenue, the country in which they are headquartered, and/or the government whose policies affect their ability to repay their obligations.

Country Exposures. During 2014, the political situations in Iraq, Russia and Ukraine have negatively affected market sentiment toward those countries. In addition, the U.S. and the EU have imposed sanctions against certain Russian individuals and institutions, and Argentina has defaulted on its sovereign debt. The decline in oil prices has also raised substantial concerns about Venezuela and its sovereign debt. In addition, recent events in Greece have led to renewed concerns about its economic and financial stability.

As of December 2014, our total credit exposure to Russia was $416 million and was substantially all with non-sovereign counterparties or borrowers. Such exposure was comprised of $257 million (including the benefit of $14 million of cash and securities collateral) related to securities financing transactions and other secured receivables, $104 million related to loans and lending commitments and $55 million (including the benefit of $190 million of cash collateral) related to OTC derivatives. In addition, our total market exposure to Russia as of December 2014 was $447 million, which was primarily with non-sovereign issuers or underliers. Such exposure was comprised of $309 million related to credit derivatives, $117 million related to debt and $21 million related to equities. Subsequent to December 2014, Russia’s sovereign debt was downgraded by S&P and Fitch. These downgrades did not have a material effect on our financial condition, results of operations, liquidity or capital resources.

As of December 2014, our total credit exposure to Greece was $1.0 billion and was primarily with non-sovereign counterparties or borrowers. Such exposure was comprised of $694 million (including the benefit of $1.2 billion of cash and securities collateral) related to securities financing transactions and other secured receivables and $317 million (including the benefit of $590 million of cash collateral) related to OTC derivatives. In addition, our total market exposure to Greece as of December 2014 was $54 million, which was primarily with non-sovereign issuers or underliers.

Our total credit and market exposure to Argentina, Iraq, Ukraine and Venezuela as of December 2014 was not material.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underliers. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives related to Russia and Greece are both bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash. As of December 2014, the gross purchased and written credit derivative notionals for single-name and index credit default swaps (included in credit derivatives above) were $21.1 billion and $21.7 billion, respectively, related to Russia and $2.2 billion and $2.1 billion, respectively, related to Greece. Including netting under legally enforceable netting agreements, the purchased and written credit derivative notionals for single-name and index credit default swaps were $3.6 billion and $4.3 billion, respectively, related to Russia and $908 million and $812 million, respectively, related to Greece as of December 2014. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements. For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the consolidated financial statements.

110	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

During 2012, and continuing into early 2013, there were concerns about European sovereign debt risk and its impact on the European banking system, as a number of European member states, including Ireland, Italy, Portugal and Spain, experienced significant credit deterioration. Although many of the immediate concerns have subsided, some of the countries in the region face long-term economic and financial challenges. As of December 2014, our aggregate credit and market exposure to these four European countries was $10.1 billion ($8.8 billion of credit exposure and $1.3 billion of market exposure), including $4.0 billion to Ireland, $3.1 billion to Italy, $439 million to Portugal and $2.6 billion to Spain. We continue to closely monitor our risk exposure to these four countries as part of our risk management process.

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

See “Liquidity Risk Management — Global Core Liquid Assets — Modeled Liquidity Outflow,” “Market Risk Management — Stress Testing” and “Credit Risk Management — Stress Tests/Scenario Analysis” for further discussion.

Industry Exposures. Significant declines in the price of oil have led to market concerns regarding the creditworthiness of certain companies in the oil and gas industry. As of December 2014, our credit exposure to oil and gas companies related to loans and lending commitments was $10.9 billion ($2.1 billion of loans and $8.8 billion of lending commitments). Such exposure included $5.1 billion of exposure to non-investment-grade counterparties ($1.9 billion related to loans and $3.2 billion related to lending commitments). Our clients in the oil and gas industry also use derivatives to hedge their exposure to oil prices. As of December 2014, our credit exposure related to derivatives and receivables with oil and gas companies was $1.7 billion, substantially all of which were with investment-grade counterparties. As of December 2014, our market exposure related to oil and gas companies was $805 million, substantially all of which was to non-investment-grade issuers or underliers.

Goldman Sachs 2014 Form 10-K	111

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

We maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Operational Risk Committee, along with the support of regional or entity-specific working groups or committees, provides oversight of the ongoing development and implementation of our operational risk policies and framework. Operational Risk Management is a risk management function independent of our revenue-producing units, reports to our chief risk officer, and is responsible for developing and implementing policies, methodologies and a formalized framework for operational risk management with the goal of minimizing our exposure to operational risk.

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

We combine top-down and bottom-up approaches to manage and measure operational risk. From a top-down perspective, our senior management assesses firmwide and business level operational risk profiles. From a bottom-up perspective, revenue-producing units and independent control and support functions are responsible for risk management on a day-to-day basis, including identifying, mitigating, and escalating operational risks to senior management.

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

112	Goldman Sachs 2014 Form 10-K

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

Risk Monitoring

We evaluate changes in the operational risk profile of the firm and its businesses, including changes in business mix or jurisdictions in which we operate, by monitoring the factors noted above at a firmwide level. We have both detective and preventive internal controls, which are designed to reduce the frequency and severity of operational risk losses and the probability of operational risk events. We monitor the results of assessments and independent internal audits of these internal controls.

Certain Risk Factors That May Affect Our Businesses

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal, regulatory and reputational risks. For a discussion of how management seeks to manage some of these risks, see “Overview and Structure of Risk Management.” A summary of the more important factors that could affect our businesses follows. For a further discussion of these and other important factors that could affect our businesses, financial condition, results of operations, cash flows and liquidity, see “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K.

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

•	Our businesses have been and may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

•	Our market-making activities have been and may be affected by changes in the levels of market volatility.

Goldman Sachs 2014 Form 10-K	113

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

•	A failure to appropriately identify and address potential conflicts of interest could adversely affect our businesses.

•	Group Inc. is a holding company and is dependent for liquidity on payments from its subsidiaries, many of which are subject to restrictions.

•

The application of regulatory strategies and requirements in the United States and non-U.S. jurisdictions to facilitate the orderly resolution of large financial institutions could create greater risk of loss for Group Inc.’s security holders.

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

•

A failure in our operational systems or infrastructure, or those of third parties, as well as cyber attacks and human error, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.

•

Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause us significant reputational harm, which in turn could seriously harm our business prospects.

•	The growth of electronic trading and the introduction of new trading technology may adversely affect our business and may increase competition.

•

Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation, and involve certain potential risks, including environmental, reputational and other risks that may expose us to significant liabilities and costs.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Structure of Risk Management” in Part II, Item 7 of the 2014 Form 10-K.

114	Goldman Sachs 2014 Form 10-K

Item 8.    Financial Statements and Supplementary Data

Goldman Sachs 2014 Form 10-K	115

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

As of December 31, 2014, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2014 was effective.

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

The firm’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 117, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2014.

116	Goldman Sachs 2014 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 116. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 20, 2015

Goldman Sachs 2014 Form 10-K	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended December
in millions, except per share amounts	2014	2013	2012
Revenues
Investment banking	$ 6,464	$ 6,004	$ 4,941

Investment management	5,748	5,194	4,968

Commissions and fees	3,316	3,255	3,161

Market making	8,365	9,368	11,348

Other principal transactions	6,588	6,993	5,865
Total non-interest revenues	30,481	30,814	30,283

Interest income	9,604	10,060	11,381

Interest expense	5,557	6,668	7,501
Net interest income	4,047	3,392	3,880
Net revenues, including net interest income	34,528	34,206	34,163
Operating expenses
Compensation and benefits	12,691	12,613	12,944

Brokerage, clearing, exchange and distribution fees	2,501	2,341	2,208

Market development	549	541	509

Communications and technology	779	776	782

Depreciation and amortization	1,337	1,322	1,738

Occupancy	827	839	875

Professional fees	902	930	867

Insurance reserves	—	176	598

Other expenses	2,585	2,931	2,435
Total non-compensation expenses	9,480	9,856	10,012
Total operating expenses	22,171	22,469	22,956
Pre-tax earnings	12,357	11,737	11,207

Provision for taxes	3,880	3,697	3,732
Net earnings	8,477	8,040	7,475

Preferred stock dividends	400	314	183
Net earnings applicable to common shareholders	$ 8,077	$ 7,726	$ 7,292
Earnings per common share
Basic	$ 17.55	$ 16.34	$ 14.63

Diluted	17.07	15.46	14.13

Average common shares outstanding
Basic	458.9	471.3	496.2

Diluted	473.2	499.6	516.1

The accompanying notes are an integral part of these consolidated financial statements.

118	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December
$ in millions	2014	2013	2012
Net earnings	$8,477	$8,040	$7,475

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(109)	(50)	(89)

Pension and postretirement liabilities	(102)	38	168

Available-for-sale securities	—	(327)	244

Cash flow hedges	(8)	8	—
Other comprehensive income/(loss)	(219)	(331)	323
Comprehensive income	$8,258	$7,709	$7,798

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2014 Form 10-K	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	As of December
$ in millions, except per share amounts	2014	2013
Assets
Cash and cash equivalents	$ 57,600	$ 61,133

Cash and securities segregated for regulatory and other purposes (includes $34,291 and $31,937 at fair value as of December 2014 and December 2013, respectively)	51,716	49,671

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $126,036 and $161,297 at fair value as of December 2014 and December 2013, respectively)	127,938	161,732

Securities borrowed (includes $66,769 and $60,384 at fair value as of December 2014 and December 2013, respectively)	160,722	164,566

Receivables:
Brokers, dealers and clearing organizations	30,671	23,840

Customers and counterparties (includes $6,944 and $7,416 at fair value as of December 2014 and December 2013, respectively)	63,808	74,040

Loans receivable	28,938	14,895

Financial instruments owned, at fair value (includes $64,473 and $62,348 pledged as collateral as of December 2014 and December 2013, respectively)	312,248	339,121

Other assets (includes $18 at fair value as of December 2013)	22,599	22,509
Total assets	$856,240	$911,507
Liabilities and shareholders’ equity
Deposits (includes $13,523 and $7,255 at fair value as of December 2014 and December 2013, respectively)	$ 83,008	$ 70,807

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	88,215	164,782

Securities loaned (includes $765 and $973 at fair value as of December 2014 and December 2013, respectively)	5,570	18,745

Other secured financings (includes $21,450 and $23,591 at fair value as of December 2014 and December 2013, respectively)	22,809	24,814

Payables:
Brokers, dealers and clearing organizations	6,636	5,349

Customers and counterparties	206,936	199,416

Financial instruments sold, but not yet purchased, at fair value	132,083	127,426

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $18,826 and $19,067 at fair value as of December 2014 and December 2013, respectively)	44,540	44,692

Unsecured long-term borrowings (includes $16,005 and $11,691 at fair value as of December 2014 and December 2013, respectively)	167,571	160,965

Other liabilities and accrued expenses (includes $831 and $388 at fair value as of December 2014 and December 2013, respectively)	16,075	16,044
Total liabilities	773,443	833,040

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $9,200 and $7,200 as of December 2014 and December 2013, respectively	9,200	7,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 852,784,764 and 837,219,068 shares issued as of December 2014 and December 2013, respectively, and 430,259,102 and 446,359,012 shares outstanding as of December 2014 and December 2013, respectively	9	8

Share-based awards	3,766	3,839

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	50,049	48,998

Retained earnings	78,984	71,961

Accumulated other comprehensive loss	(743)	(524)

Stock held in treasury, at cost, par value $0.01 per share; 422,525,664 and 390,860,058 shares as of December 2014 and December 2013, respectively	(58,468)	(53,015)
Total shareholders’ equity	82,797	78,467
Total liabilities and shareholders’ equity	$856,240	$911,507

The accompanying notes are an integral part of these consolidated financial statements.

120	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December
$ in millions	2014	2013	2012
Preferred stock
Balance, beginning of year	$ 7,200	$ 6,200	$ 3,100

Issued	2,000	1,000	3,100
Balance, end of year	9,200	7,200	6,200

Common stock
Balance, beginning of year	8	8	8

Issued	1	—	—
Balance, end of year	9	8	8

Share-based awards
Balance, beginning of year	3,839	3,298	5,681

Issuance and amortization of share-based awards	2,079	2,017	1,368

Delivery of common stock underlying share-based awards	(1,725)	(1,378)	(3,659)

Forfeiture of share-based awards	(92)	(79)	(90)

Exercise of share-based awards	(335)	(19)	(2)
Balance, end of year	3,766	3,839	3,298

Additional paid-in capital
Balance, beginning of year	48,998	48,030	45,553

Delivery of common stock underlying share-based awards	2,206	1,483	3,939

Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,922)	(599)	(1,437)

Preferred stock issuance costs	(20)	(9)	(13)

Excess net tax benefit/(provision) related to share-based awards	788	94	(11)

Cash settlement of share-based awards	(1)	(1)	(1)
Balance, end of year	50,049	48,998	48,030

Retained earnings
Balance, beginning of year	71,961	65,223	58,834

Net earnings	8,477	8,040	7,475

Dividends and dividend equivalents declared on common stock and share-based awards	(1,054)	(988)	(903)

Dividends declared on preferred stock	(400)	(314)	(183)
Balance, end of year	78,984	71,961	65,223

Accumulated other comprehensive loss
Balance, beginning of year	(524)	(193)	(516)

Other comprehensive income/(loss)	(219)	(331)	323
Balance, end of year	(743)	(524)	(193)

Stock held in treasury, at cost
Balance, beginning of year	(53,015)	(46,850)	(42,281)

Repurchased	(5,469)	(6,175)	(4,637)

Reissued	49	40	77

Other	(33)	(30)	(9)
Balance, end of year	(58,468)	(53,015)	(46,850)
Total shareholders’ equity	$ 82,797	$ 78,467	$ 75,716

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2014 Form 10-K	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December
$ in millions	2014	2013	2012
Cash flows from operating activities
Net earnings	$ 8,477	$ 8,040	$ 7,475

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	1,337	1,322	1,738

Deferred income taxes	495	29	(356)

Share-based compensation	2,085	2,015	1,319

Gain on sale of hedge fund administration business	—	—	(494)

Gain on sale of European insurance business	—	(211)	—

Gain on extinguishment of junior subordinated debt	(289)	—	—

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(2,046)	(143)	10,817

Receivables and payables (excluding loans receivable), net	12,328	(3,682)	(20,499)

Collateralized transactions (excluding other secured financings), net	(52,104)	(51,669)	76,558

Financial instruments owned, at fair value	27,547	51,079	(48,783)

Financial instruments sold, but not yet purchased, at fair value	4,642	933	(18,867)

Other, net	(10,095)	(3,170)	3,971
Net cash provided by/(used for) operating activities	(7,623)	4,543	12,879

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(678)	(706)	(961)

Proceeds from sales of property, leasehold improvements and equipment	30	62	49

Business acquisitions, net of cash acquired	(1,732)	(2,274)	(593)

Proceeds from sales of investments	1,514	2,503	1,195

Purchase of available-for-sale securities	—	(738)	(5,220)

Proceeds from sales of available-for-sale securities	—	817	4,537

Loans receivable, net	(14,043)	(8,392)	(2,741)
Net cash used for investing activities	(14,909)	(8,728)	(3,734)

Cash flows from financing activities
Unsecured short-term borrowings, net	1,659	1,336	(1,952)

Other secured financings (short-term), net	(837)	(7,272)	1,540

Proceeds from issuance of other secured financings (long-term)	6,900	6,604	4,687

Repayment of other secured financings (long-term), including the current portion	(7,636)	(3,630)	(11,576)

Proceeds from issuance of unsecured long-term borrowings	39,857	30,851	27,734

Repayment of unsecured long-term borrowings, including the current portion	(28,138)	(30,473)	(36,435)

Purchase of trust preferred securities	(1,611)	—	—

Derivative contracts with a financing element, net	643	874	1,696

Deposits, net	12,201	683	24,015

Common stock repurchased	(5,469)	(6,175)	(4,640)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,454)	(1,302)	(1,086)

Proceeds from issuance of preferred stock, net of issuance costs	1,980	991	3,087

Proceeds from issuance of common stock, including exercise of share-based awards	123	65	317

Excess tax benefit related to share-based awards	782	98	130

Cash settlement of share-based awards	(1)	(1)	(1)
Net cash provided by/(used for) financing activities	18,999	(7,351)	7,516
Net increase/(decrease) in cash and cash equivalents	(3,533)	(11,536)	16,661

Cash and cash equivalents, beginning of year	61,133	72,669	56,008
Cash and cash equivalents, end of year	$ 57,600	$ 61,133	$ 72,669

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $6.43 billion, $5.69 billion and $9.25 billion for 2014, 2013 and 2012, respectively.

Cash payments for income taxes, net of refunds, were $3.05 billion, $4.07 billion and $1.88 billion for 2014, 2013 and 2012, respectively.

Non-cash activities:

During 2014, the firm exchanged $1.58 billion of Trust Preferred Securities, common beneficial interests and senior guaranteed trust securities held by the firm for $1.87 billion of the firm’s junior subordinated debt held by the issuing trusts. Following the exchange, this junior subordinated debt was extinguished.

During 2014, the firm sold certain consolidated investments and provided seller financing, which resulted in a non-cash increase to loans receivable of $115 million.

During 2012, the firm assumed $77 million of debt in connection with business acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

122	Goldman Sachs 2014 Form 10-K

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

The firm reports its activities in the following four business segments:

Investment Banking

The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds and governments. Services include strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings, spin-offs and risk management, and debt and equity underwriting of public offerings and private placements, including local and cross-border transactions, as well as derivative transactions directly related to these activities.

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

All references to 2014, 2013 and 2012 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs 2014 Form 10-K	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3.

Significant Accounting Policies

The firm’s significant accounting policies include when and how to measure the fair value of assets and liabilities, accounting for goodwill and identifiable intangible assets, and when to consolidate an entity. See Notes 5 through 8 for policies on fair value measurements, Note 13 for policies on goodwill and identifiable intangible assets, and below and Note 12 for policies on consolidation accounting. All other significant accounting policies are either discussed below or included in the following footnotes:

Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value	Note 4

Fair Value Measurements	Note 5

Cash Instruments	Note 6

Derivatives and Hedging Activities	Note 7

Fair Value Option	Note 8

Loans Receivable	Note 9

Collateralized Agreements and Financings	Note 10

Securitization Activities	Note 11

Variable Interest Entities	Note 12

Other Assets, including Goodwill and Identifiable Intangible Assets	Note 13

Deposits	Note 14

Short-Term Borrowings	Note 15

Long-Term Borrowings	Note 16

Other Liabilities and Accrued Expenses	Note 17

Commitments, Contingencies and Guarantees	Note 18

Shareholders’ Equity	Note 19

Regulation and Capital Adequacy	Note 20

Earnings Per Common Share	Note 21

Transactions with Affiliated Funds	Note 22

Interest Income and Interest Expense	Note 23

Income Taxes	Note 24

Business Segments	Note 25

Credit Concentrations	Note 26

Legal Proceedings	Note 27

Employee Benefit Plans	Note 28

Employee Incentive Plans	Note 29

Parent Company	Note 30

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

Variable Interest Entities. A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. The firm has a controlling financial interest in a VIE when the firm has a variable interest or interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 12 for further information about VIEs.

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

In general, the firm accounts for investments acquired after the fair value option became available, at fair value. In certain cases, the firm applies the equity method of accounting to new investments that are strategic in nature or closely related to the firm’s principal business activities, when the firm has a significant degree of involvement in the cash flows or operations of the investee or when cost-benefit considerations are less significant. See Note 13 for further information about equity-method investments.

124	Goldman Sachs 2014 Form 10-K

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

Use of Estimates

Preparation of these consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets, and the provisions for losses that may arise from litigation, regulatory proceedings and tax audits. These estimates and assumptions are based on the best available information but actual results could be materially different.

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

Goldman Sachs 2014 Form 10-K	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Commissions and Fees. The firm earns “Commissions and fees” from executing and clearing client transactions on stock, options and futures markets, as well as over-the-counter (OTC) transactions. Commissions and fees are recognized on the day the trade is executed.

Transfers of Assets

Transfers of assets are accounted for as sales when the firm has relinquished control over the assets transferred. For transfers of assets accounted for as sales, any related gains or losses are recognized in net revenues. Assets or liabilities that arise from the firm’s continuing involvement with transferred assets are measured at fair value. For transfers of assets that are not accounted for as sales, the assets remain in “Financial instruments owned, at fair value” and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Note 10 for further information about transfers of assets accounted for as collateralized financings and Note 11 for further information about transfers of assets accounted for as sales.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of December 2014 and December 2013, “Cash and cash equivalents” included $5.79 billion and $4.14 billion, respectively, of cash and due from banks, and $51.81 billion and $56.99 billion, respectively, of interest-bearing deposits with banks.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option.

Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2014 and December 2013. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2014 and December 2013.

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2014 and December 2013. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in “Interest expense.”

126	Goldman Sachs 2014 Form 10-K

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

In the consolidated statements of financial condition, derivatives are reported net of cash collateral received and posted under enforceable credit support agreements, when transacted under an enforceable netting agreement. In the consolidated statements of financial condition, resale and repurchase agreements, and securities borrowed and loaned, are not reported net of the related cash and securities received or posted as collateral. See Note 10 for further information about collateral received and pledged, including rights to deliver or repledge collateral. See Notes 7 and 10 for further information about offsetting.

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

Recent Accounting Developments

Investment Companies (ASC 946). In June 2013, the FASB issued ASU No. 2013-08, “Financial Services — Investment Companies (Topic 946) — Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU No. 2013-08 clarifies the approach to be used for determining whether an entity is an investment company and provides new measurement and disclosure requirements. ASU No. 2013-08 was effective for interim and annual reporting periods in fiscal years that began after December 15, 2013. Adoption of ASU No. 2013-08 on January 1, 2014 did not affect the firm’s financial condition, results of operations, or cash flows.

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

Goldman Sachs 2014 Form 10-K	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The ASU requires expanded disclosures for discontinued operations and disposals of individually significant components of an entity that do not qualify for discontinued operations reporting. The ASU is effective for disposals and components classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The firm early adopted ASU No. 2014-08 in 2014 and adoption did not materially affect the firm’s financial condition, results of operations, or cash flows.

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

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASC 810). In August 2014, the FASB issued ASU No. 2014-13, “Consolidation (Topic 810) — Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (CFE).” ASU No. 2014-13 provides an alternative to reflect changes in the fair value of the financial assets and the financial liabilities of the CFE by measuring either the fair value of the assets or liabilities, whichever is more observable. ASU No. 2014-13 provides new disclosure requirements for those electing this approach, and is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. Adoption of ASU No. 2014-13 will not materially affect the firm’s financial condition, results of operations, or cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASC 860). In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU No. 2014-11 changes the accounting for repurchase- and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. ASU No. 2014-11 also requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities financing transactions. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales are effective for the first interim and annual reporting periods beginning after December 15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. Adoption of the accounting changes in ASU No. 2014-11 on January 1, 2015 did not materially affect the firm’s financial condition, results of operations, or cash flows.

Amendments to the Consolidation Analysis (ASC 810). In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) — Amendments to the Consolidation Analysis.” ASU No. 2015-02 eliminates the deferral of the requirements of ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” for certain interests in investment funds and provides a scope exception from Topic 810 for certain investments in money market funds. The ASU also makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Adoption of ASU No. 2015-02 is not expected to materially affect the firm’s financial condition, results of operations, or cash flows.

128	Goldman Sachs 2014 Form 10-K

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

	As of December 2014				As of December 2013
$ in millions	Financial Instruments Owned		Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned		Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 3,654		$ —		$ 8,608		$ —

U.S. government and federal agency obligations	48,002		12,762		71,072		20,920

Non-U.S. government and agency obligations	37,059		20,500		40,944		26,999

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,582	[1]	1		6,596	[1]	1

Loans and securities backed by residential real estate	11,717	[2]	—		9,025	[2]	2

Bank loans and bridge loans	15,613		464	[4]	17,400		925	[4]

Corporate debt securities	21,603		5,800		17,412		5,253

State and municipal obligations	1,203		—		1,476		51

Other debt obligations	3,257	[3]	2		3,129	[3]	4

Equities and convertible debentures	96,442		28,314		101,024		22,583

Commodities	3,846		1,224		4,556		966
Subtotal	248,978		69,067		281,242		77,704

Derivatives	63,270		63,016		57,879		49,722
Total	$312,248		$132,083		$339,121		$127,426

1.	Includes $4.41 billion and $3.75 billion of loans backed by commercial real estate as of December 2014 and December 2013, respectively.

2.	Includes $6.43 billion and $4.17 billion of loans backed by residential real estate as of December 2014 and December 2013, respectively.

3.	Includes $618 million and $681 million of loans backed by consumer loans and other assets as of December 2014 and December 2013, respectively.

4.	Primarily relates to the fair value of unfunded lending commitments for which the fair value option was elected.

Goldman Sachs 2014 Form 10-K	129

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

$ in millions Product Type	Year Ended December
	2014		2013		2012
Interest rates	$ (5,316	) [2]	$ 930		$ 4,445

Credit	2,982		1,845		4,263

Currencies	6,566		2,446		(1,001)

Equities	2,683		2,655		2,482

Commodities	1,450		902		492

Other	—		590	[3]	667	[4]
Market making	8,365		9,368		11,348
Other principal transactions [1]	6,588		6,993		5,865
Total	$14,953		$16,361		$17,213

1.

Other principal transactions are included in the firm’s Investing & Lending segment. See Note 25 for net revenues, including net interest income, by product type for Investing & Lending, as well as the amount of net interest income included in Investing & Lending. The “Other” category in Note 25 relates to the firm’s consolidated investments, and primarily includes commodities and real estate-related net revenues.

2.

Includes a gain of $289 million ($270 million of which was recorded at extinguishment in the third quarter) related to the extinguishment of certain of the firm’s junior subordinated debt. See Note 16 for further information.

3.	Includes a gain of $211 million on the sale of a majority stake in the firm’s European insurance business.

4.	Includes a gain of $494 million on the sale of the firm’s hedge fund administration business.

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

130	Goldman Sachs 2014 Form 10-K

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

See Notes 6 through 8 for further information about fair value measurements of cash instruments, derivatives and other financial assets and financial liabilities accounted for at fair value primarily under the fair value option (including information about unrealized gains and losses related to level 3 financial assets and financial liabilities, and transfers in and out of level 3), respectively.

The table below presents financial assets and financial liabilities accounted for at fair value under the fair value option or in accordance with other U.S. GAAP. In the table below, counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy. Netting among positions classified in the same level is included in that level.

	As of December
$ in millions	2014	2013
Total level 1 financial assets	$ 140,221	$156,030

Total level 2 financial assets	468,678	499,480

Total level 3 financial assets	42,005	40,013

Counterparty and cash collateral netting	(104,616)	(95,350)
Total financial assets at fair value	$ 546,288	$600,173

Total assets [1]	$ 856,240	$911,507

Total level 3 financial assets as a percentage of Total assets	4.9%	4.4%

Total level 3 financial assets as a percentage of Total financial assets at fair value	7.7%	6.7%

Total level 1 financial liabilities	$ 59,697	$ 68,412

Total level 2 financial liabilities	253,364	300,583

Total level 3 financial liabilities	15,904	12,046

Counterparty and cash collateral netting	(37,267)	(25,868)
Total financial liabilities at fair value	$ 291,698	$355,173

Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	5.5%	3.4%

1.	Includes approximately $834 billion and $890 billion as of December 2014 and December 2013, respectively, that is carried at fair value or at amounts that generally approximate fair value.

The table below presents a summary of Total level 3 financial assets. See Notes 6 through 8 for further information about level 3 financial assets.

	Level 3 Financial Assets as of December
$ in millions	2014	2013
Cash instruments	$34,875	$32,639

Derivatives	7,074	7,076

Other financial assets	56	298
Total	$42,005	$40,013

Level 3 financial assets as of December 2014 increased compared with December 2013, reflecting an increase in cash instruments. See Note 6 for further information about changes in level 3 cash instruments.

Goldman Sachs 2014 Form 10-K	131

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

132	Goldman Sachs 2014 Form 10-K

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

Goldman Sachs 2014 Form 10-K	133

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

Level 3 Cash Instruments	Level 3 Assets as of December 2014 ($ in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average) as of December 2014
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$3,394	Discounted cash flows:
		• Yield	3.2% to 20.0% (10.5%)
		• Recovery rate	24.9% to 100.0% (68.3%)
		• Duration (years)	0.3 to 4.7 (2.0)
		• Basis	(8) points to 13 points (2 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$2,545	Discounted cash flows:
		• Yield	1.9% to 17.5% (7.6%)
		• Cumulative loss rate	0.0% to 95.1% (24.4%)
		• Duration (years)	0.5 to 13.0 (4.3)
Bank loans and bridge loans	$7,346	Discounted cash flows:
		• Yield	1.4% to 29.5% (8.7%)
		• Recovery rate	26.6% to 92.5% (60.6%)
		• Duration (years)	0.3 to 7.8 (2.5)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$4,931	Discounted cash flows:
		• Yield	0.9% to 24.4% (9.2%)
		• Recovery rate	0.0% to 71.9% (59.2%)
		• Duration (years)	0.5 to 19.6 (3.7)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$16,659 [1]	Comparable multiples:
		• Multiples	0.8x to 16.6x (6.5x)
Discounted cash flows:
		• Discount rate/yield	3.7% to 30.0% (14.4%)
		• Long-term growth rate/compound annual growth rate	1.0% to 10.0% (6.0%)
		• Capitalization rate	3.8% to 13.0% (7.6%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

134	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Cash Instruments	Level 3 Assets as of December 2013 ($ in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average) as of December 2013
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$2,692	Discounted cash flows:
		• Yield	2.7% to 29.1% (10.1%)
		• Recovery rate	26.2% to 88.1% (74.4%)
		• Duration (years)	0.6 to 5.7 (2.0)
		• Basis	(9) points to 20 points (5 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$1,961	Discounted cash flows:
		• Yield	2.6% to 25.8% (10.1%)
		• Cumulative loss rate	9.8% to 56.6% (24.9%)
		• Duration (years)	1.4 to 16.7 (3.6)
Bank loans and bridge loans	$9,324	Discounted cash flows:
		• Yield	1.0% to 39.6% (9.3%)
		• Recovery rate	40.0% to 85.0% (54.9%)
		• Duration (years)	0.5 to 5.3 (2.1)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$3,977	Discounted cash flows:
		• Yield	1.5% to 40.2% (8.9%)
		• Recovery rate	0.0% to 70.0% (61.9%)
		• Duration (years)	0.6 to 16.1 (4.2)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$14,685 [1]	Comparable multiples:
		• Multiples	0.6x to 18.8x (6.9x)
Discounted cash flows:
		• Discount rate/yield	6.0% to 29.1% (14.6%)
		• Long-term growth rate/ compound annual growth rate	1.0% to 19.0% (8.1%)
		• Capitalization rate	4.6% to 11.3% (7.1%)

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

Goldman Sachs 2014 Form 10-K	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ —	$ 3,654	$ —		$ 3,654

U.S. government and federal agency obligations	18,540	29,462	—		48,002

Non-U.S. government and agency obligations	30,255	6,668	136		37,059

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	3,188	3,394		6,582

Loans and securities backed by residential real estate	—	9,172	2,545		11,717

Bank loans and bridge loans	—	8,267	7,346		15,613

Corporate debt securities	249	17,539	3,815		21,603

State and municipal obligations	—	1,093	110		1,203

Other debt obligations	—	2,387	870		3,257

Equities and convertible debentures	69,711	10,072	16,659	[2]	96,442

Commodities	—	3,846	—		3,846
Total [1]	$118,755	$95,348	$34,875		$248,978

	Cash Instrument Liabilities at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 12,746	$ 16	$ —		$ 12,762

Non-U.S. government and agency obligations	19,256	1,244	—		20,500

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	1	—		1

Bank loans and bridge loans	—	286	178		464

Corporate debt securities	—	5,741	59		5,800

Other debt obligations	—	—	2		2

Equities and convertible debentures	27,587	722	5		28,314

Commodities	—	1,224	—		1,224
Total	$ 59,589	$ 9,234	$ 244		$ 69,067

1.	Includes collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $234 million in level 2 and $1.34 billion in level 3.

2.	Includes $14.93 billion of private equity investments, $1.17 billion of investments in real estate entities and $562 million of convertible debentures.

136	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Cash Instrument Assets at Fair Value as of December 2013
$ in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 216	$ 8,392	$ —		$ 8,608

U.S. government and federal agency obligations	29,582	41,490	—		71,072

Non-U.S. government and agency obligations	29,451	11,453	40		40,944

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	3,904	2,692		6,596

Loans and securities backed by residential real estate	—	7,064	1,961		9,025

Bank loans and bridge loans	—	8,076	9,324		17,400

Corporate debt securities	240	14,299	2,873		17,412

State and municipal obligations	—	1,219	257		1,476

Other debt obligations	—	2,322	807		3,129

Equities and convertible debentures	76,945	9,394	14,685	[2]	101,024

Commodities	—	4,556	—		4,556
Total [1]	$136,434	$112,169	$32,639		$281,242

	Cash Instrument Liabilities at Fair Value as of December 2013
$ in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 20,871	$ 49	$ —		$ 20,920

Non-U.S. government and agency obligations	25,325	1,674	—		26,999

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	—	1		1

Loans and securities backed by residential real estate	—	2	—		2

Bank loans and bridge loans	—	641	284		925

Corporate debt securities	10	5,241	2		5,253

State and municipal obligations	—	50	1		51

Other debt obligations	—	3	1		4

Equities and convertible debentures	22,107	468	8		22,583

Commodities	—	966	—		966
Total	$ 68,313	$ 9,094	$ 297		$ 77,704

1.	Includes CDOs and CLOs backed by real estate and corporate obligations of $746 million in level 2 and $2.03 billion in level 3.

2.	Includes $12.82 billion of private equity investments, $1.37 billion of investments in real estate entities and $491 million of convertible debentures.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During 2014, transfers into level 2 from level 1 of cash instruments were $60 million, including $47 million of public equity securities and $13 million of U.S. government and federal agency obligations due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments were $92 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

During 2013, transfers into level 2 from level 1 of cash instruments were $1 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments were $79 million, reflecting transfers of public equity securities, primarily due to increased market activity in these instruments.

See level 3 rollforward below for information about transfers between level 2 and level 3.

Goldman Sachs 2014 Form 10-K	137

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

	Level 3 Cash Instrument Assets at Fair Value for the Year Ended December 2014
$ in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Non-U.S. government and agency obligations	$ 40	$ 7		$ 3	$ 95	$ (20)	$ 3	$ 8	$ —	$ 136

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	2,692	173		64	1,891	(436)	(977)	176	(189)	3,394

Loans and securities backed by residential real estate	1,961	123		224	1,008	(363)	(497)	235	(146)	2,545

Bank loans and bridge loans	9,324	696		(194)	3,863	(1,367)	(4,673)	294	(597)	7,346

Corporate debt securities	2,873	252		(9)	2,645	(1,031)	(926)	427	(416)	3,815

State and municipal obligations	257	4		3	12	(112)	(2)	25	(77)	110

Other debt obligations	807	24		41	448	(212)	(164)	21	(95)	870

Equities and convertible debentures	14,685	131		2,557	3,596	(1,902)	(1,443)	1,300	(2,265)	16,659
Total	$32,639	$1,410	[1]	$2,689 [1]	$13,558	$(5,443)	$(8,679)	$2,486	$(3,785)	$34,875

	Level 3 Cash Instrument Liabilities at Fair Value for the Year Ended December 2014
$ in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Total	$ 297	$ (12)		$ 1	$ (223)	$ 121	$ 23	$ 49	$ (12)	$ 244

1.	The aggregate amounts include gains of approximately $247 million, $2.98 billion and $875 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $2.69 billion (reflecting a $2.69 billion gain on cash instrument assets and a $1 million loss on cash instrument liabilities) for 2014 primarily reflected gains on private equity investments principally driven by company-specific events and strong corporate performance.

Transfers into level 3 during 2014 primarily reflected transfers of certain private equity investments and corporate debt securities from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during 2014 primarily reflected transfers of certain private equity investments, bank loan and bridge loans and corporate debt securities to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

138	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Level 3 Cash Instrument Assets at Fair Value for the Year Ended December 2013
$ in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Non-U.S. government and agency obligations	$ 26	$ 7		$ 5	$ 12	$ (20)	$ —	$ 10	$ —	$ 40

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,389	206		224	733	(894)	(1,055)	262	(173)	2,692

Loans and securities backed by residential real estate	1,619	143		150	660	(467)	(269)	209	(84)	1,961

Bank loans and bridge loans	11,235	529		444	3,725	(2,390)	(4,778)	942	(383)	9,324

Corporate debt securities	2,821	407		398	1,140	(1,584)	(576)	404	(137)	2,873

State and municipal obligations	619	6		(2)	134	(492)	(2)	6	(12)	257

Other debt obligations	1,185	47		38	648	(445)	(161)	14	(519)	807

Equities and convertible debentures	14,855	189		1,709	1,866	(862)	(1,610)	882	(2,344)	14,685
Total	$35,749	$1,534	[1]	$2,966 [1]	$8,918	$(7,154)	$(8,451)	$2,729	$(3,652)	$32,639

	Level 3 Cash Instrument Liabilities at Fair Value for the Year Ended December 2013
$ in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Total	$ 642	$ (1)		$ (64)	$ (432)	$ 269	$ 8	$ 35	$ (160)	$ 297

1.	The aggregate amounts include gains of approximately $1.09 billion, $2.69 billion and $723 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

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

Goldman Sachs 2014 Form 10-K	139

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

The firm also invests in hedge funds, primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies including long/short equity, credit, convertibles, risk arbitrage, special situations and capital structure arbitrage. As of December 2014, the firm’s investments in hedge funds primarily include interests where the underlying assets are illiquid in nature, and proceeds from redemptions will not be received until the underlying assets are liquidated or distributed.

Many of the funds described above are “covered funds” as defined by the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Board of Governors of the Federal Reserve System (Federal Reserve Board) extended the conformance period through July 2016 for investments in, and relationships with, covered funds that were in place prior to December 31, 2013, and indicated that it intends to further extend the conformance period through July 2017.

The firm continues to manage its existing funds, taking into account the extension outlined above. Since March 2012, the firm has redeemed $2.97 billion of its interests in hedge funds, including $762 million during 2014 and $1.15 billion during 2013. In order to be compliant with the Volcker Rule, the firm will be required to reduce most of its interests in the funds in the table below by the prescribed compliance date.

The tables below present the fair value of the firm’s investments in, and unfunded commitments to, funds that are calculated using NAV.

	As of December 2014
$ in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$ 6,356	$2,181

Credit funds [1]	1,021	390

Hedge funds	863	—

Real estate funds	1,604	344
Total	$ 9,844	$2,915

	As of December 2013
$ in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$ 7,446	$2,575

Credit funds [1]	3,624	2,515

Hedge funds	1,394	—

Real estate funds	1,908	471
Total	$14,372	$5,561

1.	The decreases from December 2013 to December 2014 primarily reflect both cash and in-kind distributions received and the related cancellations of the firm’s commitments to certain credit funds.

140	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7.

Derivatives and Hedging Activities

Derivative Activities

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors. Derivatives may be traded on an exchange (exchange-traded) or they may be privately negotiated contracts, which are usually referred to as OTC derivatives. Certain of the firm’s OTC derivatives are cleared and settled through central clearing counterparties (OTC-cleared), while others are bilateral contracts between two counterparties (bilateral OTC).

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

The tables below present the fair value of derivatives on a net-by-counterparty basis.

	As of December 2014
$ in millions	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 2,533	$ 2,070

OTC	60,737	60,946
Total	$63,270	$63,016

	As of December 2013
$ in millions	Derivative Assets	Derivative Liabilities
Exchange-traded	$ 4,277	$ 6,366

OTC	53,602	43,356
Total	$57,879	$49,722

Goldman Sachs 2014 Form 10-K	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the fair value and the notional amount of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure. The table below also presents the amounts of counterparty and cash collateral netting in the consolidated statements of financial condition, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP. Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted in the table below. Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

	As of December 2014			As of December 2013
$ in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Interest rates	$ 786,362	$739,607	$47,112,518	$ 641,186	$587,110	$44,110,483

Exchange-traded	228	238	3,151,865	157	271	2,366,448

OTC-cleared	351,801	330,298	30,408,636	266,230	252,596	24,888,301

Bilateral OTC	434,333	409,071	13,552,017	374,799	334,243	16,855,734

Credit	54,848	50,154	2,500,958	60,751	56,340	2,946,376

OTC-cleared	5,812	5,663	378,099	3,943	4,482	348,848

Bilateral OTC	49,036	44,491	2,122,859	56,808	51,858	2,597,528

Currencies	109,916	108,607	5,566,203	70,757	63,659	4,311,971

Exchange-traded	69	69	17,214	98	122	23,908

OTC-cleared	100	96	13,304	88	97	11,319

Bilateral OTC	109,747	108,442	5,535,685	70,571	63,440	4,276,744

Commodities	28,990	28,546	669,479	18,007	18,228	701,101

Exchange-traded	7,683	7,166	321,378	4,323	3,661	346,057

OTC-cleared	313	315	3,036	11	12	135

Bilateral OTC	20,994	21,065	345,065	13,673	14,555	354,909

Equities	58,931	58,649	1,525,495	56,719	55,472	1,406,499

Exchange-traded	9,592	9,636	541,711	10,544	13,157	534,840

Bilateral OTC	49,339	49,013	983,784	46,175	42,315	871,659
Subtotal	1,039,047	985,563	57,374,653	847,420	780,809	53,476,430
Derivatives accounted for as hedges
Interest rates	14,272	262	126,498	11,403	429	132,879

OTC-cleared	2,713	228	31,109	1,327	27	10,637

Bilateral OTC	11,559	34	95,389	10,076	402	122,242

Currencies	125	16	9,636	74	56	9,296

OTC-cleared	12	3	1,205	1	10	869

Bilateral OTC	113	13	8,431	73	46	8,427

Commodities	—	—	—	36	—	335

Exchange-traded	—	—	—	—	—	23

Bilateral OTC	—	—	—	36	—	312
Subtotal	14,397	278	136,134	11,513	485	142,510
Gross fair value/notional amount of derivatives	$1,053,444 [1]	$985,841 [1]	$57,510,787	$858,933 [1]	$781,294 [1]	$53,618,940
Amounts that have been offset in the consolidated statements of financial condition
Counterparty netting	(886,670)	(886,670)		(707,411)	(707,411)

Exchange-traded	(15,039)	(15,039)		(10,845)	(10,845)

OTC-cleared	(335,792)	(335,792)		(254,756)	(254,756)

Bilateral OTC	(535,839)	(535,839)		(441,810)	(441,810)

Cash collateral netting	(103,504)	(36,155)		(93,643)	(24,161)

OTC-cleared	(24,801)	(738)		(16,353)	(2,515)

Bilateral OTC	(78,703)	(35,417)		(77,290)	(21,646)
Fair value included in financial instruments owned/financial instruments sold, but not yet purchased	$ 63,270	$ 63,016		$ 57,879	$ 49,722
Amounts that have not been offset in the consolidated statements of financial condition
Cash collateral received/posted	(980)	(2,940)		(636)	(2,806)

Securities collateral received/posted	(14,742)	(18,159)		(13,225)	(10,521)
Total	$ 47,548	$ 41,917		$ 44,018	$ 36,395

1.

Includes derivative assets and derivative liabilities of $25.93 billion and $26.19 billion, respectively, as of December 2014, and derivative assets and derivative liabilities of $23.18 billion and $23.46 billion, respectively, as of December 2013, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

142	Goldman Sachs 2014 Form 10-K

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

•

Interest Rate. In general, the key inputs used to value interest rate derivatives are transparent, even for most long-dated contracts. Interest rate swaps and options denominated in the currencies of leading industrialized nations are characterized by high trading volumes and tight bid/offer spreads. Interest rate derivatives that reference indices, such as an inflation index, or the shape of the yield curve (e.g., 10-year swap rate vs. 2-year swap rate) are more complex, but the key inputs are generally observable.

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

Goldman Sachs 2014 Form 10-K	143

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

144	Goldman Sachs 2014 Form 10-K

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

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of December 2014 ($ in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) as of December 2014
Interest rates	$(40)	Option pricing models: Correlation [1] Volatility	(16)% to 84% (37% / 40%) 36 basis points per annum (bpa) to 156 bpa (100 bpa / 115 bpa)
Credit	$3,530	Option pricing models, correlation models and discounted cash flows models [2]:
		Correlation [1]	5% to 99% (71% / 72%)
		Credit spreads	1 basis points (bps) to 700 bps (116 bps / 79 bps) [3]
		Upfront credit points	0 points to 99 points (40 points / 30 points)
		Recovery rates	14% to 87% (44% / 40%)
Currencies	$(267)	Option pricing models: Correlation [1]	55% to 80% (69% / 73%)
Commodities	$(1,142)	Option pricing models and discounted cash flows models [2]:
		Volatility	16% to 68% (33% / 32%)
		Spread per million British Thermal units (MMBTU) of natural gas	$(1.66) to $4.45 ($(0.13) / $(0.03)) [3]
		Spread per Metric Tonne (MT) of coal	$(10.50) to $3.00 ($(4.04) / $(6.74))
		Spread per barrel of oil and refined products	$(15.35) to $80.55 ($22.32 / $13.50) [3]
Equities	$(1,375)	Option pricing models: Correlation [1] Volatility	30% to 99% (62% / 55%) 5% to 90% (23% / 21%)

1.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (34)% to 80% (Average: 33% / Median: 35%) as of December 2014.

2.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

3.	The difference between the average and the median for these spread inputs indicates that the majority of the inputs fall in the lower end of the range.

Goldman Sachs 2014 Form 10-K	145

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of December 2013 ($ in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) as of December 2013
Interest rates	$(86)	Option pricing models: Correlation [1] Volatility	22% to 84% (58% / 60%) 36 bpa to 165 bpa (107 bpa / 112 bpa)
Credit	$4,176	Option pricing models, correlation models and discounted cash flows models [2]:
		Correlation [1]	5% to 93% (61% / 61%)
		Credit spreads	1 bps to 1,395 bps (153 bps / 116 bps) [3]
		Upfront credit points	0 points to 100 points (46 points / 43 points)
		Recovery rates	20% to 85% (50% / 40%)
Currencies	$(200)	Option pricing models: Correlation [1]	65% to 79% (72% / 72%)
Commodities	$60	Option pricing models and discounted cash flows models [2]:
		Volatility	15% to 52% (23% / 21%)
		Spread per MMBTU of natural gas	$(1.74) to $5.62 ($(0.11) / $(0.04))
		Spread per MT of coal	$(17.00) to $0.50 ($(6.54) / $(5.00))
Equities	$(959)	Option pricing models: Correlation [1] Volatility	23% to 99% (58% / 59%) 6% to 63% (20% / 20%)

1.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (42)% to 78% (Average: 25% / Median: 30%) as of December 2013.

2.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

3.	The difference between the average and the median for these credit spread inputs indicates that the majority of the inputs fall in the lower end of the range.

146	Goldman Sachs 2014 Form 10-K

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

•	Commodity prices and spreads. The ranges for commodity prices and spreads cover variability in products, maturities and locations.

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

Goldman Sachs 2014 Form 10-K	147

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

	Derivative Assets at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$123	$ 800,028	$ 483	$ —	$ —	$ 800,634

Credit	—	47,190	7,658	—	—	54,848

Currencies	—	109,891	150	—	—	110,041

Commodities	—	28,124	866	—	—	28,990

Equities	175	58,122	634	—	—	58,931
Gross fair value of derivative assets	298	1,043,355	9,791	—	—	1,053,444

Counterparty and cash collateral netting	—	(882,841)	(2,717)	(1,112)	(103,504)	(990,174)
Fair value included in financial instruments owned	$298	$ 160,514	$ 7,074	$(1,112)	$(103,504)	$ 63,270

	Derivative Liabilities at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 14	$ 739,332	$ 523	$ —	$ —	$ 739,869

Credit	—	46,026	4,128	—	—	50,154

Currencies	—	108,206	417	—	—	108,623

Commodities	—	26,538	2,008	—	—	28,546

Equities	94	56,546	2,009	—	—	58,649
Gross fair value of derivative liabilities	108	976,648	9,085	—	—	985,841

Counterparty and cash collateral netting	—	(882,841)	(2,717)	(1,112)	(36,155)	(922,825)
Fair value included in financial instruments sold, but not yet purchased	$108	$ 93,807	$ 6,368	$(1,112)	$ (36,155)	$ 63,016

	Derivative Assets at Fair Value as of December 2013
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 91	$ 652,104	$ 394	$ —	$ —	$ 652,589

Credit	—	52,834	7,917	—	—	60,751

Currencies	—	70,481	350	—	—	70,831

Commodities	—	17,517	526	—	—	18,043

Equities	3	55,826	890	—	—	56,719
Gross fair value of derivative assets	94	848,762	10,077	—	—	858,933

Counterparty and cash collateral netting	—	(702,703)	(3,001)	(1,707)	(93,643)	(801,054)
Fair value included in financial instruments owned	$ 94	$ 146,059	$ 7,076	$(1,707)	$ (93,643)	$ 57,879

	Derivative Liabilities at Fair Value as of December 2013
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 93	$ 586,966	$ 480	$ —	$ —	$ 587,539

Credit	—	52,599	3,741	—	—	56,340

Currencies	—	63,165	550	—	—	63,715

Commodities	—	17,762	466	—	—	18,228

Equities	6	53,617	1,849	—	—	55,472
Gross fair value of derivative liabilities	99	774,109	7,086	—	—	781,294

Counterparty and cash collateral netting	—	(702,703)	(3,001)	(1,707)	(24,161)	(731,572)
Fair value included in financial instruments sold, but not yet purchased	$ 99	$ 71,406	$ 4,085	$(1,707)	$ (24,161)	$ 49,722

148	Goldman Sachs 2014 Form 10-K

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the year.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Year Ended December 2014
$ in millions	Asset/ (liability) balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of year
Interest rates — net	$ (86)	$ (50)		$ (101)		$ 97	$ (2)	$ 92	$ 14	$ (4)	$ (40)

Credit — net	4,176	64		1,625		151	(138)	(1,693)	(194)	(461)	3,530

Currencies — net	(200)	(70)		(175)		19	—	172	(9)	(4)	(267)

Commodities — net	60	(19)		(1,096)		38	(272)	95	84	(32)	(1,142)

Equities — net	(959)	(48)		(436)		344	(979)	270	(115)	548	(1,375)
Total derivatives — net	$2,991	$(123	) [1]	$ (183	) [1]	$649	$(1,391)	$(1,064)	$(220)	$ 47	$ 706

1.	The aggregate amounts include losses of approximately $276 million and $30 million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized loss on level 3 derivatives of $183 million for 2014 was primarily attributable to the impact of a decrease in commodity prices on certain commodity derivatives, a decrease in equity prices on certain equity derivatives, and the impact of changes in foreign exchange rates on certain currency derivatives, largely offset by the impact of tighter credit spreads and a decrease in interest rates on certain credit derivatives.

Transfers into level 3 derivatives during 2014 primarily reflected transfers of certain credit derivative liabilities from level 2, principally due to unobservable credit spread inputs becoming significant to the valuation of these derivatives and transfers of certain equity derivative liabilities from level 2, primarily due to reduced transparency of volatility inputs used to value these derivatives.

Transfers out of level 3 derivatives during 2014 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to unobservable correlation inputs no longer being significant to the valuation of these derivatives, and transfers of certain credit derivative assets to level 2, principally due to unobservable credit spread inputs no longer being significant to the net risk of certain portfolios.

Goldman Sachs 2014 Form 10-K	149

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Level 3 Derivative Assets and Liabilities at Fair Value for the Year Ended December 2013
$ in millions	Asset/ (liability) balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of year
Interest rates — net	$ (355)	$ (78)		$ 168		$ 1	$ (8)	$ 196	$ (9)	$ (1)	$ (86)

Credit — net	6,228	(1)		(977)		201	(315)	(1,508)	695	(147)	4,176

Currencies — net	35	(93)		(419)		22	(6)	169	139	(47)	(200)

Commodities — net	(304)	(6)		58		21	(48)	281	50	8	60

Equities — net	(1,248)	(67)		(202)		77	(472)	1,020	(15)	(52)	(959)
Total derivatives — net	$4,356	$(245	) [1]	$(1,372	) [1]	$322	$(849)	$ 158	$860	$(239)	$2,991

1.	The aggregate amounts include losses of approximately $1.29 billion and $324 million reported in “Market making” and “Other principal transactions,” respectively.

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

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $135 million for 2014, $(66) million for 2013 and $(735) million for 2012.

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

	As of December
$ in millions	2014	2013
Fair value of assets	$ 390	$ 285

Fair value of liabilities	690	373
Net liability	$ 300	$ 88
Notional amount	$7,735	$7,580

150	Goldman Sachs 2014 Form 10-K

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

	OTC Derivative Assets as of December 2014
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 7,064	$25,049	$ 90,553	$ —	$ —	$ 122,666

Credit	1,696	6,093	5,707	—	—	13,496

Currencies	17,835	9,897	6,386	—	—	34,118

Commodities	8,298	4,068	161	—	—	12,527

Equities	4,771	9,285	3,750	—	—	17,806

Counterparty and cash collateral netting	(4,479)	(7,016)	(4,058)	(20,819)	(103,504)	(139,876)
Total	$35,185	$47,376	$102,499	$(20,819)	$ (103,504)	$ 60,737

	OTC Derivative Liabilities as of December 2014
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 7,001	$17,649	$ 37,242	$ —	$ —	$ 61,892

Credit	2,154	4,942	1,706	—	—	8,802

Currencies	18,549	7,667	6,482	—	—	32,698

Commodities	5,686	4,105	2,810	—	—	12,601

Equities	7,064	6,845	3,571	—	—	17,480

Counterparty and cash collateral netting	(4,479)	(7,016)	(4,058)	(20,819)	(36,155)	(72,527)
Total	$35,975	$34,192	$ 47,753	$(20,819)	$ (36,155)	$ 60,946

	OTC Derivative Assets as of December 2013
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 7,235	$26,029	$ 75,731	$ —	$ —	$ 108,995

Credit	1,233	8,410	5,787	—	—	15,430

Currencies	9,499	8,478	7,361	—	—	25,338

Commodities	2,843	4,040	143	—	—	7,026

Equities	7,016	9,229	4,972	—	—	21,217

Counterparty and cash collateral netting	(2,559)	(5,063)	(3,395)	(19,744)	(93,643)	(124,404)
Total	$25,267	$51,123	$ 90,599	$(19,744)	$ (93,643)	$ 53,602

	OTC Derivative Liabilities as of December 2013
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 5,019	$16,910	$ 21,903	$ —	$ —	$ 43,832

Credit	2,339	6,778	1,901	—	—	11,018

Currencies	8,843	5,042	4,313	—	—	18,198

Commodities	3,062	2,424	2,387	—	—	7,873

Equities	6,325	6,964	4,068	—	—	17,357

Counterparty and cash collateral netting	(2,559)	(5,063)	(3,395)	(19,744)	(24,161)	(54,922)
Total	$23,029	$33,055	$ 31,177	$(19,744)	$ (24,161)	$ 43,356

Goldman Sachs 2014 Form 10-K	151

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

	As of December
$ in millions	2014	2013
Net derivative liabilities under bilateral agreements	$35,764	$22,176

Collateral posted	30,824	18,178

Additional collateral or termination payments for a one-notch downgrade	1,072	911

Additional collateral or termination payments for a two-notch downgrade	2,815	2,989

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

152	Goldman Sachs 2014 Form 10-K

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

The firm economically hedges its exposure to written credit derivatives primarily by entering into offsetting purchased credit derivatives with identical underliers. Substantially all of the firm’s purchased credit derivative transactions are with financial institutions and are subject to stringent collateral thresholds. In addition, upon the occurrence of a specified trigger event, the firm may take possession of the reference obligations underlying a particular written credit derivative, and consequently may, upon liquidation of the reference obligations, recover amounts on the underlying reference obligations in the event of default.

As of December 2014, written and purchased credit derivatives had total gross notional amounts of $1.22 trillion and $1.28 trillion, respectively, for total net notional purchased protection of $59.35 billion. As of December 2013, written and purchased credit derivatives had total gross notional amounts of $1.43 trillion and $1.52 trillion, respectively, for total net notional purchased protection of $81.55 billion. Substantially all of the firm’s written and purchased credit derivatives are in the form of credit default swaps.

The table below presents certain information about credit derivatives. In the table below:

•

Fair values exclude the effects of both netting of receivable balances with payable balances under enforceable netting agreements, and netting of cash received or posted under enforceable credit support agreements, and therefore are not representative of the firm’s credit exposure.

•	Tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives.

•

The credit spread on the underlier, together with the tenor of the contract, are indicators of payment/performance risk. The firm is less likely to pay or otherwise be required to perform where the credit spread and the tenor are lower.

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives				Fair Value of Written Credit Derivatives
$ in millions	0 - 12 Months	1 - 5 Years	5 Years or Greater	Total	Offsetting Purchased Credit Derivatives	[1]	Other Purchased Credit Derivatives	[2]	Asset	Liability	Net Asset/ (Liability)
As of December 2014
Credit spread on underlier (basis points)
0 - 250	$261,591	$ 775,784	$68,830	$1,106,205	$1,012,874		$152,465		$28,004	$ 3,629	$ 24,375

251 - 500	7,726	37,255	5,042	50,023	41,657		8,426		1,542	2,266	(724)

501 - 1,000	8,449	18,046	1,309	27,804	26,240		1,949		112	1,909	(1,797)

Greater than 1,000	8,728	26,834	1,279	36,841	33,112		3,499		82	13,943	(13,861)
Total	$286,494	$ 857,919	$76,460	$1,220,873	$1,113,883		$166,339		$29,740	$21,747	$ 7,993

As of December 2013
Credit spread on underlier (basis points)
0 - 250	$286,029	$ 950,126	$79,241	$1,315,396	$1,208,334		$183,665		$ 32,508	$ 4,396	$ 28,112

251 - 500	7,148	42,570	10,086	59,804	44,642		16,884		2,837	1,147	1,690

501 - 1,000	3,968	18,637	1,854	24,459	22,748		2,992		101	1,762	(1,661)

Greater than 1,000	5,600	27,911	1,226	34,737	30,510		6,169		514	12,436	(11,922)
Total	$302,745	$1,039,244	$92,407	$1,434,396	$1,306,234		$209,710		$ 35,960	$19,741	$ 16,219

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

2.	This purchased protection represents the notional amount of all other purchased credit derivatives not included in “Offsetting Purchased Credit Derivatives.”

Goldman Sachs 2014 Form 10-K	153

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

	Year Ended December
$ in millions	2014	2013	2012
Interest rate hedges	$ 1,936	$(8,683)	$(2,383)

Hedged borrowings and bank deposits	(2,451)	6,999	665
Hedge ineffectiveness	$ (515)	$(1,684)	$(1,718)

154	Goldman Sachs 2014 Form 10-K

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

The table below presents the gains/(losses) from net investment hedging.

	Year Ended December
$ in millions	2014	2013	2012
Foreign currency forward contract hedges	$576	$150	$(233)

Foreign currency-denominated debt hedges	202	470	347

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for 2014, 2013 or 2012.

As of December 2014 and December 2013, the firm had designated $1.36 billion and $1.97 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

Cash Flow Hedges

Beginning in 2013, the firm designated certain commodities-related swap and forward contracts as cash flow hedges. These swap and forward contracts hedged the firm’s exposure to the variability in cash flows associated with the forecasted sales of certain energy commodities by one of the firm’s consolidated investments. During the fourth quarter of 2014, the firm de-designated these swaps and forward contracts as cash flow hedges as it became probable that the hedged forecasted sales would not occur.

Prior to de-designation, the firm applied a statistical method that utilized regression analysis when assessing hedge effectiveness. A cash flow hedge was considered highly effective in offsetting changes in forecasted cash flows attributable to the hedged risk when the regression analysis resulted in a coefficient of determination of 80% or greater and a slope between 80% and 125%.

For qualifying cash flow hedges, the gains or losses on derivatives, to the extent effective, were included in “Cash flow hedges” within the consolidated statements of comprehensive income. Such gains or losses were reclassified to “Other principal transactions” within the consolidated statements of earnings when it became probable that the hedged forecasted sales would not occur. Gains or losses resulting from hedge ineffectiveness were included in “Other principal transactions.”

The effective portion of the gains recognized on these cash flow hedges, gains reclassified to earnings from accumulated other comprehensive income and gains related to hedge ineffectiveness were not material for 2014 and 2013. There were no gains/(losses) excluded from the assessment of hedge effectiveness for 2014 and 2013.

Goldman Sachs 2014 Form 10-K	155

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

156	Goldman Sachs 2014 Form 10-K

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both December 2014 and December 2013, there were no level 3 securities borrowed or securities loaned. As of December 2014, the firm’s level 3 resale and repurchase agreements were not material. The range of significant unobservable inputs used to value level 3 resale and repurchase agreements as of December 2013 was 1.3% to 3.9% (weighted average: 1.4%) for yield, and 0.2 years to 2.7 years (weighted average: 2.5 years) for duration. Generally, increases in yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 resale and repurchase agreements, the interrelationship of inputs is not necessarily uniform across such agreements. See Note 10 for further information about collateralized agreements and financings.

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

As of December 2014:

•	Funding spreads: 210 bps to 325 bps (weighted average: 278 bps)

•	Yield: 1.1% to 10.0% (weighted average: 3.1%)

•	Duration: 0.7 to 3.8 years (weighted average: 2.6 years)

As of December 2013:

•	Funding spreads: 40 bps to 250 bps (weighted average: 162 bps)

•	Yield: 0.9% to 14.3% (weighted average: 5.0%)

•	Duration: 0.8 to 16.1 years (weighted average: 3.7 years)

Generally, increases in funding spreads, yield or duration, in isolation, would result in a lower fair value measurement. Due to the distinctive nature of each of the firm’s level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings. See Note 10 for further information about collateralized agreements and financings.

Goldman Sachs 2014 Form 10-K	157

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

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of December 2014, the firm’s level 3 receivables from customers and counterparties were not material. The range of significant unobservable inputs used to value level 3 secured loans as of December 2013 was 40 bps to 477 bps (weighted average: 142 bps) for funding spreads. Generally, an increase in funding spreads would result in a lower fair value measurement.

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

158	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Other Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

	Other Financial Assets at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$21,168	$ 13,123	$ —	$ 34,291

Securities purchased under agreements to resell	—	126,036	—	126,036

Securities borrowed	—	66,769	—	66,769

Receivables from customers and counterparties	—	6,888	56	6,944
Total	$21,168	$212,816	$ 56	$234,040

	Other Financial Liabilities at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 12,458	$1,065	$ 13,523

Securities sold under agreements to repurchase	—	88,091	124	88,215

Securities loaned	—	765	—	765

Other secured financings	—	20,359	1,091	21,450

Unsecured short-term borrowings	—	15,114	3,712	18,826

Unsecured long-term borrowings	—	13,420	2,585	16,005

Other liabilities and accrued expenses	—	116	715	831
Total	$ —	$150,323	$9,292	$159,615

	Other Financial Assets at Fair Value as of December 2013
$ in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$19,502	$ 12,435	$ —	$ 31,937

Securities purchased under agreements to resell	—	161,234	63	161,297

Securities borrowed	—	60,384	—	60,384

Receivables from customers and counterparties	—	7,181	235	7,416

Other assets	—	18	—	18
Total	$19,502	$241,252	$ 298	$261,052

	Other Financial Liabilities at Fair Value as of December 2013
$ in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 6,870	$ 385	$ 7,255

Securities sold under agreements to repurchase	—	163,772	1,010	164,782

Securities loaned	—	973	—	973

Other secured financings	—	22,572	1,019	23,591

Unsecured short-term borrowings	—	15,680	3,387	19,067

Unsecured long-term borrowings	—	9,854	1,837	11,691

Other liabilities and accrued expenses	—	362	26	388
Total	$ —	$220,083	$7,664	$227,747

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during 2014 or 2013. The tables below present information about transfers between level 2 and level 3.

Level 3 Rollforward

If a financial asset or financial liability was transferred to level 3 during a reporting year, its entire gain or loss for the year is included in level 3.

Goldman Sachs 2014 Form 10-K	159

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

	Level 3 Other Financial Assets at Fair Value for the Year Ended December 2014
$ in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Securities purchased under agreements to resell	$ 63	$ —		$ —		$ —	$ —	$ —	$ (63)	$ —	$ —	$ —

Receivables from customers and counterparties	235	3		2		29	—	—	(33)	—	(180)	56
Total	$ 298	$ 3	[1]	$ 2	[1]	$29	$ —	$ —	$ (96)	$ —	$ (180)	$ 56

1.	Included in “Market making.”

	Level 3 Other Financial Liabilities at Fair Value for the Year Ended December 2014
$ in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Deposits	$ 385	$ —		$ 21	$(5)	$ —	$ 442	$ (6)	$ 280	$ (52)	$1,065

Securities sold under agreements to repurchase	1,010	—		—	—	—	—	(886)	—	—	124

Other secured financings	1,019	31		(27)	20	—	402	(521)	364	(197)	1,091

Unsecured short-term borrowings	3,387	11		251	5	—	2,246	(1,828)	981	(1,341)	3,712

Unsecured long-term borrowings	1,837	46		(56)	(3)	—	1,221	(446)	1,344	(1,358)	2,585

Other liabilities and accrued expenses	26	5		434	—	19	—	(20)	301	(50)	715
Total	$7,664	$93	[1]	$ 623 [1]	$17	$19	$4,311	$(3,707)	$3,270	$(2,998)	$9,292

1.

The aggregate amounts include (gains)/losses of approximately $(150) million, $833 million and $33 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial assets and liabilities of $621 million (reflecting $2 million of gains on other financial assets and $623 million of losses on other financial liabilities) for 2014 primarily reflected losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments, and certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in global equity prices.

Transfers out of level 3 of other financial assets during 2014 primarily reflected transfers of certain secured loans included in receivables from customers and counterparties to level 2, principally due to unobservable inputs not being significant to the net risk of the portfolio.

Transfers into level 3 of other financial liabilities during 2014 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings from level 2, principally due to unobservable inputs being significant to the valuation of these instruments, and transfers from level 3 unsecured long-term borrowings to level 3 unsecured short-term borrowings, as these borrowings neared maturity.

Transfers out of level 3 of other financial liabilities during 2014 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments, transfers of certain other hybrid financial instruments included in unsecured short-term borrowings to level 2, principally due to certain unobservable inputs not being significant to the valuation of these hybrid financial instruments, and transfers to level 3 unsecured short-term borrowings from level 3 unsecured long-term borrowings, as these borrowings neared maturity.

160	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Level 3 Other Financial Assets at Fair Value for the Year Ended December 2013
$ in millions	Balance, beginning of year	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at year-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Securities purchased under agreements to resell	$ 278	$ 4		$ —		$ —	$ —	$ —	$ (16)	$ —	$ (203)	$ 63

Receivables from customers and counterparties	641	1		14		54	(474)	—	(1)	—	—	235

Other assets	507	—		—		—	(507)	—	—	—	—	—
Total	$ 1,426	$ 5	[1]	$ 14	[1]	$54	$ (981)	$ —	$ (17)	$ —	$ (203)	$ 298

1.	The aggregate amounts include gains of approximately $14 million, $1 million and $4 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Year Ended December 2013
$ in millions	Balance, beginning of year	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at year-end	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Deposits	$ 359	$ —		$ (6)	$ —	$ —	$ 109	$ (6)	$ —	$ (71)	$ 385

Securities sold under agreements to repurchase	1,927	—		—	—	—	—	(917)	—	—	1,010

Other secured financings	1,412	10		2	—	—	708	(894)	126	(345)	1,019

Unsecured short-term borrowings	2,584	1		239	—	—	1,624	(1,502)	714	(273)	3,387

Unsecured long-term borrowings	1,917	22		43	(3)	—	470	(558)	671	(725)	1,837

Other liabilities and accrued expenses	11,274	(29)		(2)	—	(10,288)	—	(426)	—	(503)	26
Total	$19,473	$ 4	[1]	$276 [1]	$ (3)	$(10,288)	$2,911	$(4,303)	$1,511	$(1,917)	$7,664

1.	The aggregate amounts include losses of approximately $184 million, $88 million and $8 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial assets and liabilities of $262 million (reflecting $14 million of gains on other financial assets and $276 million of losses on other financial liabilities) for 2013 primarily reflected losses on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in global equity prices.

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

Goldman Sachs 2014 Form 10-K	161

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

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Year Ended December
$ in millions	2014	2013	2012
Unsecured short-term borrowings [1]	$(1,180)	$(1,145)	$ (973)

Unsecured long-term borrowings [2]	(592)	683	(1,523)

Other liabilities and accrued expenses [3]	(441)	(167)	(1,486)

Other [4]	(366)	(443)	(81)
Total	$(2,579)	$(1,072)	$(4,063)

1.	Includes losses on the embedded derivative component of hybrid financial instruments of $1.22 billion for 2014, $1.04 billion for 2013 and $814 million for 2012, respectively.

2.	Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(697) million for 2014, $902 million for 2013 and $(887) million for 2012, respectively.

3.	Includes gains/(losses) on certain subordinated liabilities issued by consolidated VIEs. Gains/(losses) for 2013 and 2012 also includes gains on certain insurance contracts.

4.	Primarily consists of gains/(losses) on securities purchased under agreements to resell, securities borrowed, receivables from customers and counterparties, deposits and other secured financings.

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

	As of December
$ in millions	2014	2013
Performing loans and long-term receivables
Aggregate contractual principal in excess of the related fair value	$1,699	$3,106

Loans on nonaccrual status and/or more than 90 days past due [1]
Aggregate contractual principal in excess of the related fair value (excluding loans carried at zero fair value and considered uncollectible)	13,106	11,041

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	3,333	2,781

1.

The aggregate contractual principal amount of these loans exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of December 2014 and December 2013, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $402 million and $1.22 billion, respectively, and the related total contractual amount of these lending commitments was $26.19 billion and $51.54 billion, respectively. See Note 18 for further information about lending commitments.

162	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $203 million and $154 million as of December 2014 and December 2013, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $163 million and $92 million as of December 2014 and December 2013, respectively. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $1.83 billion for 2014, $2.69 billion for 2013 and $3.07 billion for 2012, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Year Ended December
$ in millions	2014	2013	2012
Net gains/(losses) including hedges	$144	$(296)	$(714)

Net gains/(losses) excluding hedges	142	(317)	(800)

Note 9.

Loans Receivable

Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on such loans is recognized over the life of the loan and is recorded on an accrual basis. The table below presents details about loans receivable.

	As of December
$ in millions	2014	2013
Corporate loans	$15,044	$ 7,667

Loans to private wealth management clients	11,289	6,558

Loans backed by commercial real estate	1,705	809

Other loans	1,128	—
Subtotal	29,166	15,034

Allowance for loan losses	(228)	(139)
Total loans receivable	$28,938	$14,895

As of December 2014 and December 2013, the fair value of “Loans receivable” was $28.90 billion and $14.91 billion, respectively. As of December 2014, had these loans been carried at fair value and included in the fair value hierarchy, $13.75 billion and $15.15 billion would have been classified in level 2 and level 3, respectively. As of December 2013, had these loans been carried at fair value and included in the fair value hierarchy, $6.16 billion and $8.75 billion would have been classified in level 2 and level 3, respectively.

The firm also extends lending commitments that are held for investment and accounted for on an accrual basis. As of December 2014 and December 2013, such lending commitments were $66.22 billion and $35.66 billion, respectively, substantially all of which were extended to corporate borrowers. The carrying value and the estimated fair value of such lending commitments were liabilities of $199 million and $1.86 billion, respectively, as of December 2014, and $132 million and $1.02 billion, respectively, as of December 2013. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of both December 2014 and December 2013.

Goldman Sachs 2014 Form 10-K	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Below is a description of the captions in the table above.

•

Corporate Loans. Corporate loans include term loans, revolving lines of credit, letter of credit facilities and bridge loans, and are principally used for operating liquidity and general corporate purposes, or in connection with acquisitions. Corporate loans may be secured or unsecured, depending on the loan purpose, the risk profile of the borrower and other factors. The majority of these loans have maturities between one year and five years and carry a floating interest rate.

•

Loans to Private Wealth Management Clients. Loans to the firm’s private wealth management clients include loans used by clients to finance private asset purchases, employ leverage for strategic investments in real or financial assets, bridge cash flow timing gaps or provide liquidity for other needs. Such loans are primarily secured by securities or other assets. The majority of these loans are demand or short-term loans and carry a floating interest rate.

•

Loans Backed by Commercial Real Estate. Loans backed by commercial real estate include loans collateralized by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. The majority of these loans have maturities between one year and five years and carry a floating interest rate.

•

Other Loans. Other loans primarily include loans secured by consumer loans, residential real estate and other assets. The majority of these loans have maturities between one year and five years and carry a floating interest rate.

Credit Quality

The firm’s risk assessment process includes evaluating the credit quality of its loans receivable. The firm performs credit reviews which include initial and ongoing analyses of its borrowers. A credit review is an independent analysis of the capacity and willingness of a borrower to meet its financial obligations, resulting in an internal credit rating. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the borrower’s industry, and the economic environment. The firm also assigns a regulatory risk rating to such loans based on the definitions provided by the U.S. federal bank regulatory agencies.

As of December 2014 and December 2013, loans receivable were primarily extended to non-investment-grade borrowers and lending commitments held for investment and accounted for on an accrual basis were primarily extended to investment-grade borrowers. Substantially all of these loans and lending commitments align with the U.S. federal bank regulatory agencies’ definition of Pass. Loans and lending commitments meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

Impaired Loans and Loans on Non-Accrual Status

A loan is determined to be impaired when it is probable that the firm will not be able to collect all principal and interest due under the contractual terms of the loan. At that time, loans are placed on non-accrual status and all accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise all cash received is used to reduce the outstanding loan balance. As of December 2014 and December 2013, impaired loans receivable in non-accrual status were not material.

Allowance for Losses on Loans and Lending Commitments

The firm’s allowance for loan losses is comprised of two components: specific loan level reserves and a collective, portfolio level reserve. Specific loan level reserves are determined on loans that exhibit credit quality weakness and are therefore individually evaluated for impairment. Portfolio level reserves are determined on the remaining loans, not deemed impaired, by aggregating groups of loans with similar risk characteristics and estimating the probable loss inherent in the portfolio. As of December 2014 and December 2013, substantially all of the firm’s loans receivable were evaluated for impairment at the portfolio level.

164	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The allowance for loan losses is determined using various inputs, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority, and collateral type. Management’s estimate of loan losses entails judgment about loan collectability based on available information at the reporting dates, and there are uncertainties inherent in those judgments. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used. Loans are charged off against the allowance for loan losses when they are deemed to be uncollectible.

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding and is included in “Other liabilities and accrued expenses” in the consolidated statements of financial condition. As of December 2014 and December 2013, substantially all of such lending commitments were evaluated for impairment at the portfolio level.

The tables below present the changes in allowance for loan losses, and allowance for losses on lending commitments for the years ended December 2014 and December 2013.

$ in millions Allowance for loan losses	Year Ended December
	2014	2013
Balance, beginning of year	$139	$ 24

Charge-offs	(3)	—

Provision for loan losses	92	115
Balance, end of year	$228	$139

$ in millions Allowance for losses on lending commitments	Year Ended December
	2014	2013
Balance, beginning of year	$ 57	$ 28

Provision for losses on lending commitments	29	29
Balance, end of year	$ 86	$ 57

The provision for losses on loans and lending commitments is included in “Other principal transactions” in the consolidated statements of earnings. As of December 2014 and December 2013, substantially all of the allowance for loan losses and allowance for losses on lending commitments were related to corporate loans and corporate lending commitments. Substantially all of these allowances were determined at the portfolio level.

Note 10.

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of December
$ in millions	2014	2013
Securities purchased under agreements to resell [1]	$127,938	$161,732

Securities borrowed [2]	160,722	164,566

Securities sold under agreements to repurchase [1]	88,215	164,782

Securities loaned [2]	5,570	18,745

1.

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of December 2014 and December 2013, $66.77 billion and $60.38 billion of securities borrowed, and $765 million and $973 million of securities loaned were at fair value, respectively.

Goldman Sachs 2014 Form 10-K	165

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

Even though repurchase and resale agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. However, “repos-to-maturity” are accounted for as sales. A repo-to-maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Therefore, the firm effectively no longer has a repurchase obligation and has relinquished control over the underlying security and, accordingly, accounts for the transaction as a sale. See Note 3 for information about changes to the accounting for repos-to-maturity which became effective in January 2015. The firm had no repos-to-maturity outstanding as of December 2014 and December 2013.

Securities Borrowed and Loaned Transactions

In a securities borrowed transaction, the firm borrows securities from a counterparty in exchange for cash or securities. When the firm returns the securities, the counterparty returns the cash or securities. Interest is generally paid periodically over the life of the transaction.

In a securities loaned transaction, the firm lends securities to a counterparty in exchange for cash or securities. When the counterparty returns the securities, the firm returns the cash or securities posted as collateral. Interest is generally paid periodically over the life of the transaction.

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of December 2014 and December 2013.

166	Goldman Sachs 2014 Form 10-K

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

	As of December 2014
	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
Amounts included in the consolidated statements of financial condition
Gross carrying value	$ 160,644	$ 171,384	$ 114,879	$ 9,150

Counterparty netting	(26,664)	(3,580)	(26,664)	(3,580)
Total	133,980 [1]	167,804 [1]	88,215	5,570
Amounts not offset in the consolidated statements of financial condition
Counterparty netting	(3,834)	(641)	(3,834)	(641)

Collateral	(124,528)	(154,058)	(78,457)	(4,882)
Total	$ 5,618	$ 13,105	$ 5,924	$ 47

	As of December 2013
	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
Amounts included in the consolidated statements of financial condition
Gross carrying value	$ 190,536	$ 172,283	$ 183,913	$ 23,700

Counterparty netting	(19,131)	(4,955)	(19,131)	(4,955)
Total	171,405 [1]	167,328 [1]	164,782	18,745
Amounts not offset in the consolidated statements of financial condition
Counterparty netting	(10,725)	(2,224)	(10,725)	(2,224)

Collateral	(152,914)	(147,223)	(141,300)	(16,278)
Total	$ 7,766	$ 17,881	$ 12,757	$ 243

1.

As of December 2014 and December 2013, the firm had $6.04 billion and $9.67 billion, respectively, of securities received under resale agreements, and $7.08 billion and $2.77 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

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

Other secured financings include arrangements that are nonrecourse. As of December 2014 and December 2013, nonrecourse other secured financings were $1.94 billion and $1.54 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have primarily been classified in level 2 as of December 2014 and December 2013.

Goldman Sachs 2014 Form 10-K	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present information about other secured financings.

	As of December 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 7,887	$ 7,668	$15,555

At amortized cost	5	—	5

Weighted average interest rates	4.33%	—%

Other secured financings (long-term):
At fair value	3,290	2,605	5,895

At amortized cost	580	774	1,354

Weighted average interest rates	2.69%	2.31%
Total [1]	$11,762	$11,047	$22,809
Amount of other secured financings collateralized by:
Financial instruments [2]	$11,460	$10,483	$21,943

Other assets	302	564	866

	As of December 2013
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 9,374	$ 7,828	$17,202

At amortized cost	88	—	88

Weighted average interest rates	2.86%	—%

Other secured financings (long-term):
At fair value	3,711	2,678	6,389

At amortized cost	372	763	1,135

Weighted average interest rates	3.78%	1.53%
Total [1]	$13,545	$11,269	$24,814
Amount of other secured financings collateralized by:
Financial instruments [2]	$13,366	$10,880	$24,246

Other assets	179	389	568

1.

Includes $974 million and $1.54 billion related to transfers of financial assets accounted for as financings rather than sales as of December 2014 and December 2013, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $995 million and $1.58 billion as of December 2014 and December 2013, respectively.

2.

Includes $10.24 billion and $14.75 billion of other secured financings collateralized by financial instruments owned, at fair value as of December 2014 and December 2013, respectively, and includes $11.70 billion and $9.50 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of December 2014 and December 2013, respectively.

In the tables above:

•

Short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	Long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

•	Weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

The table below presents other secured financings by maturity.

$ in millions	As of December 2014
Other secured financings (short-term)	$15,560

Other secured financings (long-term):
2016	3,304

2017	1,800

2018	938

2019	465

2020-thereafter	742
Total other secured financings (long-term)	7,249
Total other secured financings	$22,809

168	Goldman Sachs 2014 Form 10-K

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

	As of December
$ in millions	2014	2013
Collateral available to be delivered or repledged [1]	$630,046	$608,390

Collateral that was delivered or repledged	474,057	450,127

1.

As of December 2014 and December 2013, amounts exclude $6.04 billion and $9.67 billion, respectively, of securities received under resale agreements, and $7.08 billion and $2.77 billion, respectively, of securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated to satisfy certain regulatory requirements.

The table below presents information about assets pledged.

	As of December
$ in millions	2014	2013
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$64,473	$62,348

Did not have the right to deliver or repledge	68,027	84,799

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	1,304	769

Note 11.

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

For transfers of assets that are not accounted for as sales, the assets remain in “Financial instruments owned, at fair value” and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Notes 10 and 23 for further information about collateralized financings and interest expense, respectively.

Goldman Sachs 2014 Form 10-K	169

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

	Year Ended December
$ in millions	2014	2013	2012
Residential mortgages	$19,099	$29,772	$33,755

Commercial mortgages	2,810	6,086	300

Other financial assets	1,009	—	—
Total	$22,918	$35,858	$34,055
Cash flows on retained interests	$ 215	$ 249	$ 389

The tables below present the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement. In these tables:

•

The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities in which the firm has continuing involvement and is not representative of the firm’s risk of loss.

•	For retained or purchased interests, the firm’s risk of loss is limited to the fair value of these interests.

•

Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

	As of December 2014
$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$56,792	$2,140	$ —

Other residential mortgage-backed	2,273	144	5

Other commercial mortgage-backed	3,313	86	45

CDOs, CLOs and other	4,299	59	17
Total	$66,677	$2,429	$ 67

	As of December 2013
$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$61,543	$3,455	$ —

Other residential mortgage-backed	2,072	46	—

Other commercial mortgage-backed	7,087	140	153

CDOs, CLOs and other	6,861	86	8
Total [1]	$77,563	$3,727	$161

1.	Outstanding principal amount includes $418 million related to securitization entities in which the firm’s only continuing involvement is retained servicing which is not a variable interest.

170	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In addition, the outstanding principal and fair value of retained interests in the tables above relate to the following types of securitizations and vintage as described:

•

The outstanding principal amount and fair value of retained interests for U.S. government agency-issued collateralized mortgage obligations as of December 2014 primarily relate to securitizations during 2014 and 2013, and as of December 2013 primarily relate to securitizations during 2013 and 2012.

•

The outstanding principal amount and fair value of retained interests for other residential mortgage-backed obligations as of December 2014 primarily relate to resecuritizations during 2014, and prime and Alt-A securitizations during 2007, and as of December 2013 primarily relate to prime and Alt-A securitizations during 2007 and 2006.

•

The outstanding principal amount and fair value of retained interests for other commercial mortgage-backed obligations as of December 2014 primarily relate to securitizations during 2014, and as of December 2013 primarily relate to securitizations during 2013.

•

The outstanding principal amount and fair value of retained interests for CDOs, CLOs and other as of December 2014 primarily relate to securitizations during 2014 and 2007, and as of December 2013 primarily relate to securitizations during 2007.

In addition to the interests in the tables above, the firm had other continuing involvement in the form of derivative transactions with certain nonconsolidated VIEs. The carrying value of these derivatives was a net asset of $115 million and $26 million as of December 2014 and December 2013, respectively. The notional amounts of these derivatives are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 12.

The tables below present the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of December 2014
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]
Fair value of retained interests	$ 2,370	$ 59

Weighted average life (years)	7.6	3.6

Constant prepayment rate	13.2%	N.M.

Impact of 10% adverse change	$ (33)	N.M.

Impact of 20% adverse change	(66)	N.M.

Discount rate	4.1%	N.M.

Impact of 10% adverse change	$ (50)	N.M.

Impact of 20% adverse change	(97)	N.M.

	As of December 2013
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]
Fair value of retained interests	$3,641	$ 86

Weighted average life (years)	8.3	1.9

Constant prepayment rate	7.5%	N.M.

Impact of 10% adverse change	$ (36)	N.M.

Impact of 20% adverse change	(64)	N.M.

Discount rate	3.9%	N.M.

Impact of 10% adverse change	$ (85)	N.M.

Impact of 20% adverse change	(164)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of December 2014 and December 2013. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $59 million and $86 million as of December 2014 and December 2013, respectively.

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

•	The constant prepayment rate is included only for positions for which it is a key assumption in the determination of fair value.

•	The discount rate for retained interests that relate to U.S. government agency-issued collateralized mortgage obligations does not include any credit loss.

•	Expected credit loss assumptions are reflected in the discount rate for the remainder of retained interests.

Goldman Sachs 2014 Form 10-K	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12.

Variable Interest Entities

VIEs generally finance the purchase of assets by issuing debt and equity securities that are either collateralized by or indexed to the assets held by the VIE. The debt and equity securities issued by a VIE may include tranches of varying levels of subordination. The firm’s involvement with VIEs includes securitization of financial assets, as described in Note 11, and investments in and loans to other types of VIEs, as described below. See Note 11 for additional information about securitization activities, including the definition of beneficial interests. See Note 3 for the firm’s consolidation policies, including the definition of a VIE.

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

172	Goldman Sachs 2014 Form 10-K

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated statement of financial condition as follows:

•

Substantially all assets held by the firm related to mortgage-backed, corporate CDO and CLO, and other asset-backed VIEs are included in “Financial instruments owned, at fair value.” Substantially all liabilities held by the firm related to corporate CDO and CLO, and other asset-backed VIEs are included in “Financial instruments sold, but not yet purchased, at fair value;”

•

Substantially all assets held by the firm related to real estate, credit-related and other investing VIEs are included in “Financial instruments owned, at fair value,” “Loans receivable,” and “Other assets.” Substantially all liabilities held by the firm related to real estate, credit-related and other investing VIEs are included in “Financial Instruments sold, but not yet purchased, at fair value” and “Other liabilities and accrued expenses;” and

•	Substantially all assets held by the firm related to other VIEs are included in “Financial instruments owned, at fair value.”

Goldman Sachs 2014 Form 10-K	173

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Nonconsolidated VIEs as of December 2014
$ in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Other	Total
Assets in VIE	$78,107	[2]	$ 8,317	$8,720	$8,253	$5,677	$109,074

Carrying Value of the Firm’s Variable Interests
Assets	4,348		463	3,051	509	290	8,661

Liabilities	—		3	3	16	—	22

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	2,370		4	—	55	—	2,429

Purchased interests	1,978		184	—	322	—	2,484

Commitments and guarantees	—		—	604	213	307	1,124

Derivatives [1]	392		2,053	—	3,221	88	5,754

Loans and investments	—		—	3,051	—	290	3,341
Total	$ 4,740	[2]	$ 2,241	$3,655	$3,811	$ 685	$ 15,132

	Nonconsolidated VIEs as of December 2013
$ in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Other	Total
Assets in VIE	$86,562	[2]	$19,761	$8,599	$4,401	$2,925	$122,248

Carrying Value of the Firm’s Variable Interests
Assets	5,269		1,063	2,756	284	165	9,537

Liabilities	—		3	2	40	—	45

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	3,641		80	—	6	—	3,727

Purchased interests	1,627		659	—	142	—	2,428

Commitments and guarantees	—		—	485	—	281	766

Derivatives [1]	586		4,809	—	2,115	—	7,510

Loans and investments	—		—	2,756	—	165	2,921
Total	$ 5,854	[2]	$ 5,548	$3,241	$2,263	$ 446	$ 17,352

1.	The aggregate amounts include $1.64 billion and $2.01 billion as of December 2014 and December 2013, respectively, related to derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $3.57 billion and $662 million, respectively, as of December 2014, and $4.55 billion and $900 million, respectively, as of December 2013, related to CDOs backed by mortgage obligations.

174	Goldman Sachs 2014 Form 10-K

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

	Consolidated VIEs as of December 2014
$ in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 218	$ —	$ —	$ 218

Cash and securities segregated for regulatory and other purposes	19	—	31	50

Loans receivable	589	—	—	589

Financial instruments owned, at fair value	2,608	121	276	3,005

Other assets	349	—	—	349
Total	$3,783	$121	$ 307	$4,211
Liabilities
Other secured financings	$ 419	$ 99	$ 439	$ 957

Financial instruments sold, but not yet purchased, at fair value	10	8	—	18

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,090	1,090

Unsecured long-term borrowings	12	—	103	115

Other liabilities and accrued expenses	906	—	—	906
Total	$1,347	$107	$1,632	$3,086

	Consolidated VIEs as of December 2013
$ in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 183	$ —	$ —	$ 183

Cash and securities segregated for regulatory and other purposes	84	—	63	147

Loans receivable	50	—	—	50

Financial instruments owned, at fair value	1,309	310	155	1,774

Other assets	921	—	—	921
Total	$2,547	$310	$ 218	$3,075
Liabilities
Other secured financings	$ 417	$198	$ 404	$1,019

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,258	1,258

Unsecured long-term borrowings	57	—	193	250

Other liabilities and accrued expenses	556	—	—	556
Total	$1,030	$198	$1,855	$3,083

Goldman Sachs 2014 Form 10-K	175

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of December
$ in millions	2014	2013
Property, leasehold improvements and equipment	$ 9,344	$ 9,196

Goodwill and identifiable intangible assets	4,160	4,376

Income tax-related assets	5,181	5,241

Equity-method investments [1]	360	417

Miscellaneous receivables and other [2]	3,554	3,279
Total	$22,599	$22,509

1.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $6.62 billion and $6.07 billion as of December 2014 and December 2013, respectively, which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

2.	Includes $461 million related to investments in qualified affordable housing projects as of December 2014.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is presented net of accumulated depreciation and amortization of $8.98 billion and $9.04 billion as of December 2014 and December 2013, respectively. Property, leasehold improvements and equipment included $5.81 billion and $6.02 billion as of December 2014 and December 2013, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets.

	Goodwill as of December
$ in millions	2014	2013
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,403	2,404

Securities Services	105	105

Investing & Lending [1]	—	60

Investment Management	587	586
Total	$3,645	$3,705

	Identifiable Intangible Assets as of December
$ in millions	2014	2013
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution [2]	$ 138	$ 35

Equities Client Execution [3]	246	348

Investing & Lending [1]	18	180

Investment Management	113	108
Total	$ 515	$ 671

1.

The decrease from December 2013 to December 2014 for goodwill and identifiable intangible assets reflects the sale of two consolidated investments. The decrease in goodwill also reflects an impairment of $22 million in connection with the sale of Metro International Trade Services LLC (Metro). See “— Impairments” below for further information about the impairment.

2.	The increase from December 2013 to December 2014 is primarily related to the acquisition of commodities-related intangible assets.

3.	The decrease from December 2013 to December 2014 reflects an impairment related to the firm’s exchange-traded fund lead market maker (LMM) rights.

176	Goldman Sachs 2014 Form 10-K

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

The quantitative goodwill impairment test consists of two steps:

•

The first step compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s fair value exceeds its estimated net book value, goodwill is not impaired.

•

If the estimated fair value of a reporting unit is less than its estimated net book value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. An impairment is equal to the excess of the carrying amount of goodwill over its fair value.

The firm performed a quantitative goodwill impairment test during the fourth quarter of 2012 (2012 quantitative goodwill test). When performing this test, the firm estimated the fair value of each reporting unit and compared it to the respective reporting unit’s net book value (estimated carrying value). The reporting units were valued using relative value and residual income valuation techniques because the firm believes market participants would use these techniques to value the firm’s reporting units. The net book value of each reporting unit reflected an allocation of total shareholders’ equity and represented the estimated amount of shareholders’ equity required to support the activities of the reporting unit under guidelines issued by the Basel Committee on Banking Supervision (Basel Committee) in December 2010. In performing its 2012 quantitative goodwill test, the firm determined that goodwill was not impaired, and the estimated fair value of the firm’s reporting units, in which substantially all of the firm’s goodwill is held, significantly exceeded their estimated carrying values.

During the fourth quarter of 2014, the firm assessed goodwill for impairment. Multiple factors were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the fair value of any of the reporting units was less than its carrying amount. The qualitative assessment also considered changes since the 2012 quantitative goodwill test.

In accordance with ASC 350, the firm considered the following factors in the 2014 qualitative assessment performed in the fourth quarter when evaluating whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount:

•

Macroeconomic conditions. Since the 2012 quantitative goodwill test was performed, the firm’s general operating environment improved as credit spreads tightened, global equity prices increased significantly, and industry-wide mergers and acquisitions activity, and industry-wide debt and equity underwriting activity, improved.

•

Industry and market considerations. Since the 2012 quantitative goodwill test was performed, industry-wide metrics have trended positively and most publicly-traded industry participants, including the firm, experienced increases in stock price, price-to-book multiples and price-to-earnings multiples. In addition, clarity was obtained on a number of regulations and other reforms have been adopted or proposed by regulators. Many of these rules are highly complex and their full impact will not be known until the rules are implemented and market practices develop under the final regulations. However, the firm does not expect compliance to have a significant negative impact on reporting unit results.

•	Cost factors. Although certain expenses increased, there were no significant negative changes to the firm’s overall cost structure since the 2012 quantitative goodwill test was performed.

•

Overall financial performance. During 2014, the firm’s net earnings, pre-tax margin, diluted earnings per common share, return on average common shareholders’ equity and book value per common share increased as compared with 2012.

Goldman Sachs 2014 Form 10-K	177

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

•

Sustained changes in stock price. Since the 2012 quantitative goodwill test was performed, the firm’s stock price has increased significantly. In addition, the stock price exceeded book value per common share throughout most of 2013 and 2014.

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

As a result of the 2014 qualitative assessment, the firm determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount. Therefore, the firm determined that goodwill was not impaired and that a quantitative goodwill impairment test was not required.

Identifiable Intangible Assets. The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining useful lives.

	As of December
$ in millions	2014	Weighted Average Remaining Useful Lives (years)	2013
Customer lists
Gross carrying amount	$1,036		$ 1,102

Accumulated amortization	(715)		(706)
Net carrying amount	321	6	396

Commodities-related [1]
Gross carrying amount	216		510

Accumulated amortization	(78)		(341)
Net carrying amount	138	8	169

Other
Gross carrying amount [2]	200		906

Accumulated amortization [2]	(144)		(800)
Net carrying amount	56	5	106

Total
Gross carrying amount	1,452		2,518

Accumulated amortization	(937)		(1,847)
Net carrying amount	$ 515	7	$ 671

1.	Includes commodities-related transportation rights, customer contracts and relationships, and permits.

2.	The decrease from December 2013 to December 2014 is primarily due to the sale of the firm’s New York Stock Exchange Designated Market Maker rights in August 2014.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives using the straight-line method or based on economic usage for certain commodities-related intangibles.

The tables below present amortization for 2014, 2013 and 2012, and the estimated future amortization through 2019 for identifiable intangible assets.

	Year Ended December
$ in millions	2014	2013	2012
Amortization	$217	$205	$338

$ in millions Estimated future amortization	As of December 2014
2015	$117

2016	106

2017	96

2018	81

2019	53

178	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impairments

The firm tests property, leasehold improvements and equipment, identifiable intangible assets and other assets for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset if the carrying value of the asset exceeds its estimated fair value.

During 2014 and 2013, primarily as a result of deterioration in market and operating conditions related to certain of the firm’s consolidated investments and the firm’s LMM rights, the firm determined that certain assets were impaired and recorded impairments of $360 million and $216 million, respectively.

•

In 2014, these impairments consisted of $268 million related to property, leasehold improvements and equipment, substantially all of which was attributable to a consolidated investment in Latin America, $70 million related to identifiable intangible assets, primarily attributable to the firm’s LMM rights, and $22 million related to goodwill as a result of the sale of Metro. The impairments related to property, leasehold improvements and equipment and goodwill were included in the firm’s Investing & Lending segment and the impairments related to identifiable intangible assets were principally included in the firm’s Institutional Client Services segment.

•

In 2013, these impairments consisted of $160 million related to property, leasehold improvements and equipment and $56 million related to identifiable intangible assets primarily attributable to a consolidated investment in Latin America. Substantially all of these impairments were included in the firm’s Investing & Lending segment.

The impairments in both 2014 and 2013 were included in “Depreciation and amortization” and represented the excess of the carrying values of these assets over their estimated fair values, substantially all of which are calculated using level 3 measurements. These fair values were calculated using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to result from the use and eventual disposition of these assets.

Goldman Sachs 2014 Form 10-K	179

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

	As of December
$ in millions	2014	2013
U.S. offices	$69,270	$61,016

Non-U.S. offices	13,738	9,791
Total	$83,008	$70,807

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of December 2014
$ in millions	U.S.		Non-U.S.		Total
2015	$ 6,478		$8,395		$14,873

2016	3,755		8		3,763

2017	4,067		—		4,067

2018	2,410		—		2,410

2019	2,898		—		2,898

2020 - thereafter	5,661		43		5,704
Total	$25,269	[1]	$8,446	[2]	$33,715	[3]

1.

Includes $1.57 billion greater than $100,000, of which $198 million matures within three months, $937 million matures within three to six months, $170 million matures within six to twelve months, and $266 million matures after twelve months.

2.	Includes $6.51 billion greater than $100,000.

3.	Includes $13.52 billion of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

As of December 2014 and December 2013, deposits include $49.29 billion and $46.02 billion, respectively, of savings and demand deposits, which have no stated maturity, and were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert substantially all of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. Accordingly, the carrying value of time deposits approximated fair value as of December 2014 and December 2013. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of December 2014 and December 2013.

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of December
$ in millions	2014	2013
Other secured financings (short-term)	$15,560	$17,290

Unsecured short-term borrowings	44,540	44,692
Total	$60,100	$61,982

See Note 10 for information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2014 and December 2013.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of December
$ in millions	2014	2013
Current portion of unsecured long-term borrowings [1]	$25,126	$25,312

Hybrid financial instruments	14,083	13,391

Promissory notes	338	292

Commercial paper	617	1,011

Other short-term borrowings	4,376	4,686
Total	$44,540	$44,692
Weighted average interest rate [2]	1.52%	1.65%

1.	Includes $23.82 billion and $24.20 billion as of December 2014 and December 2013, respectively, issued by Group Inc.

2.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

180	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of December
$ in millions	2014	2013
Other secured financings (long-term)	$ 7,249	$ 7,524

Unsecured long-term borrowings	167,571	160,965
Total	$174,820	$168,489

See Note 10 for information about other secured financings. The tables below present unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of December 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]
Group Inc.	$ 86,403	$34,146	$120,549

Subsidiaries	3,074	711	3,785

Floating-rate obligations [2]
Group Inc.	23,402	14,615	38,017

Subsidiaries	4,139	1,081	5,220
Total	$117,018	$50,553	$167,571

	As of December 2013
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]
Group Inc.	$ 83,537	$34,362	$117,899

Subsidiaries	1,978	989	2,967

Floating-rate obligations [2]
Group Inc.	19,446	16,168	35,614

Subsidiaries	3,144	1,341	4,485
Total	$108,105	$52,860	$160,965

1.

Interest rates on U.S. dollar-denominated debt ranged from 1.55% to 10.04% (with a weighted average rate of 5.08%) and 1.35% to 10.04% (with a weighted average rate of 5.19%) as of December 2014 and December 2013, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.02% to 13.00% (with a weighted average rate of 4.06%) and 0.33% to 13.00% (with a weighted average rate of 4.29%) as of December 2014 and December 2013, respectively.

2.	Floating interest rates generally are based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

The table below presents unsecured long-term borrowings by maturity date.

	As of December 2014
$ in millions	Group Inc.	Subsidiaries	Total
2016	$ 22,368	$ 789	$ 23,157

2017	20,818	367	21,185

2018	22,564	1,272	23,836

2019	14,718	1,791	16,509

2020 - thereafter	78,098	4,786	82,884
Total [1]	$158,566	$9,005	$167,571

1.

Includes $9.54 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $485 million in 2016, $738 million in 2017, $816 million in 2018, $459 million in 2019 and $7.04 billion in 2020 and thereafter.

In the table above:

•

Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holders are excluded from the table as they are included as unsecured short-term borrowings.

•	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

The firm designates certain derivatives as fair value hedges to convert a substantial portion of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of December 2014 and December 2013. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of 2% and 3% in the carrying value of total unsecured long-term borrowings as of December 2014 and December 2013, respectively. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2014 and December 2013.

Goldman Sachs 2014 Form 10-K	181

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of December 2014
$ in millions	Group Inc.	Subsidiaries	Total
Fixed-rate obligations
At fair value	$ —	$ 861	$ 861

At amortized cost [1]	31,296	2,452	33,748

Floating-rate obligations
At fair value	11,661	3,483	15,144

At amortized cost [1]	115,609	2,209	117,818
Total	$158,566	$9,005	$167,571

	As of December 2013
$ in millions	Group Inc.	Subsidiaries	Total
Fixed-rate obligations
At fair value	$ —	$ 471	$ 471

At amortized cost [1]	31,741	1,959	33,700

Floating-rate obligations
At fair value	8,671	2,549	11,220

At amortized cost [1]	113,101	2,473	115,574
Total	$153,513	$7,452	$160,965

1.

The weighted average interest rates on the aggregate amounts were 2.68% (5.09% related to fixed-rate obligations and 2.01% related to floating-rate obligations) and 2.73% (5.23% related to fixed-rate obligations and 2.04% related to floating-rate obligations) as of December 2014 and December 2013, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of December 2014 and December 2013, subordinated debt had maturities ranging from 2017 to 2038, and 2015 to 2038, respectively. The tables below present subordinated borrowings.

	As of December 2014
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt [2]	$14,254	$17,241	3.77%

Junior subordinated debt	1,582	2,122	6.21%
Total subordinated borrowings	$15,836	$19,363	4.02%

	As of December 2013
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt [2]	$14,508	$16,982	4.16%

Junior subordinated debt	2,835	3,760	4.79%
Total subordinated borrowings	$17,343	$20,742	4.26%

1.

Weighted average interest rates after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

2.

Par amount and carrying amount of subordinated debt issued by Group Inc. was $13.68 billion and $16.67 billion, respectively, as of December 2014, and $13.94 billion and $16.41 billion, respectively, as of December 2013.

Junior Subordinated Debt

Junior Subordinated Debt Held by 2012 Trusts. In 2012, the Vesey Street Investment Trust I and the Murray Street Investment Trust I (together, the 2012 Trusts) issued an aggregate of $2.25 billion of senior guaranteed trust securities to third parties. The proceeds of that offering were used to purchase $1.75 billion of junior subordinated debt issued by Group Inc. that pays interest semi-annually at a fixed annual rate of 4.647% and matures on March 9, 2017, and $500 million of junior subordinated debt issued by Group Inc. that pays interest semi-annually at a fixed annual rate of 4.404% and matures on September 1, 2016. During 2014, the firm exchanged $175 million of the senior guaranteed trust securities held by the firm for $175 million of junior subordinated debt held by the Murray Street Investment Trust I. Following the exchange, these senior guaranteed trust securities and junior subordinated debt were extinguished.

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

The firm has the right to defer payments on the junior subordinated debt, subject to limitations. During any such deferral period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. However, as Group Inc. fully and unconditionally guarantees the payment of the distribution and redemption amounts when due on a senior basis on the senior guaranteed trust securities issued by the 2012 Trusts, if the 2012 Trusts are unable to make scheduled distributions to the holders of the senior guaranteed trust securities, under the guarantee, Group Inc. would be obligated to make those payments. As such, the $2.08 billion of junior subordinated debt held by the 2012 Trusts for the benefit of investors, included in “Unsecured long-term borrowings” in the consolidated statements of financial condition, is not classified as subordinated borrowings.

182	Goldman Sachs 2014 Form 10-K

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

Junior Subordinated Debt Issued in Connection with Trust Preferred Securities. Group Inc. issued $2.84 billion of junior subordinated debt in 2004 to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debt from Group Inc. During the second quarter of 2014, the firm purchased $1.22 billion (par amount) of Trust Preferred Securities and delivered these securities, along with $37.6 million of common beneficial interests, to the Trust in the third quarter of 2014 in exchange for a corresponding par amount of the junior subordinated debt. Following the exchange, these Trust Preferred Securities, common beneficial interests and junior subordinated debt were extinguished and the firm recognized a gain of $289 million ($270 million of which was recorded at extinguishment in the third quarter of 2014), which is included in “Market making” in the consolidated statements of earnings. Subsequent to this exchange, during the second half of 2014, the firm purchased $214 million (par amount) of Trust Preferred Securities and delivered these securities, along with $6.6 million of common beneficial interests, to the Trust in February 2015 in exchange for a corresponding par amount of the junior subordinated debt. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of December
$ in millions	2014	2013
Compensation and benefits	$ 8,368	$ 7,874

Noncontrolling interests [1]	404	326

Income tax-related liabilities	1,533	1,974

Employee interests in consolidated funds	176	210

Subordinated liabilities issued by consolidated VIEs	843	477

Accrued expenses and other	4,751	5,183
Total	$16,075	$16,044

1.	Primarily relates to consolidated investment funds.

Goldman Sachs 2014 Form 10-K	183

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of December 2014				Total Commitments as of December
$ in millions	2015	2016 - 2017	2018 - 2019	2020 - Thereafter	2014	2013
Commitments to extend credit
Commercial lending:
Investment-grade	$ 9,712	$15,003	$36,200	$2,719	$ 63,634	$ 60,499

Non-investment-grade	4,136	7,080	14,111	4,278	29,605	25,412

Warehouse financing	1,306	1,152	112	140	2,710	1,716
Total commitments to extend credit	15,154	23,235	50,423	7,137	95,949	87,627

Contingent and forward starting resale and securities borrowing agreements	34,343	557	325	—	35,225	34,410

Forward starting repurchase and secured lending agreements	8,180	—	—	—	8,180	8,256

Letters of credit	280	14	10	4	308	501

Investment commitments	1,684	2,818	25	637	5,164	7,116

Other	6,136	87	42	56	6,321	3,955
Total commitments	$65,777	$26,711	$50,825	$7,834	$151,147	$141,865
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

As of December 2014 and December 2013, $66.22 billion and $35.66 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments.

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

184	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $27.51 billion and $29.24 billion as of December 2014 and December 2013, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $768 million and $870 million of protection had been provided as of December 2014 and December 2013, respectively. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Letters of Credit

The firm has commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

Investment Commitments

The firm’s investment commitments of $5.16 billion and $7.12 billion as of December 2014 and December 2013, respectively, include commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Of these amounts, $2.87 billion and $5.48 billion as of December 2014 and December 2013, respectively, relate to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of December 2014
2015	$ 321

2016	292

2017	274

2018	226

2019	190

2020 - thereafter	870
Total	$2,173

Rent charged to operating expense was $309 million for 2014, $324 million for 2013 and $374 million for 2012.

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

Goldman Sachs 2014 Form 10-K	185

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of December 2014 and December 2013, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $25 billion and $29 billion, respectively. These amounts reflect paydowns and cumulative losses of approximately $100 billion ($23 billion of which are cumulative losses) as of December 2014 and approximately $96 billion ($22 billion of which are cumulative losses) as of December 2013. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $401 million and total paydowns and cumulative losses of $1.66 billion ($550 million of which are cumulative losses) as of December 2014, and an outstanding principal balance of $463 million and total paydowns and cumulative losses of $1.60 billion ($534 million of which are cumulative losses) as of December 2013, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During both the years ended December 2014 and December 2013, the firm repurchased loans with an unpaid principal balance of less than $10 million and related losses were not material. The firm has received a communication from counsel purporting to represent certain institutional investors in portions of Goldman Sachs-issued securitizations between 2003 and 2007, such securitizations having a total original notional face amount of approximately $150 billion, offering to enter into a “settlement dialogue” with respect to alleged breaches of representations made by Goldman Sachs in connection with such offerings.

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

186	Goldman Sachs 2014 Form 10-K

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims under these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of December 2014, claims received and payments made in connection with these claims were not material to the firm.

The firm further agreed to provide indemnities to Ocwen not subject to a cap, which primarily relate to potential liabilities constituting fines or civil monetary penalties which could be imposed in settlements with U.S. states’ attorneys general or in consent orders with the U.S. federal bank regulatory agencies or the New York State Department of Financial Services, in each case relating to Litton’s foreclosure and servicing practices while it was owned by the firm. The firm has entered into a settlement with the Federal Reserve Board relating to foreclosure and servicing matters.

Under the Litton sale agreement the firm also retained liabilities associated with claims related to Litton’s failure to maintain lender-placed mortgage insurance, obligations to repurchase certain loans from government-sponsored enterprises, subpoenas from one of Litton’s regulators, and fines or civil penalties imposed by the Federal Reserve Board or the New York State Department of Financial Services in connection with certain compliance matters. Management does not believe, based on currently available information, that any payments under these indemnities will have a material adverse effect on the firm’s financial condition.

Other Contingencies. In connection with the sale of Metro, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to the buyer. The firm further agreed to provide indemnities to the buyer, which primarily relate to potential liabilities for legal or regulatory proceedings arising out of the conduct of Metro’s business while it was owned by the firm.

Goldman Sachs 2014 Form 10-K	187

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $28.49 billion and $27.14 billion as of December 2014 and December 2013, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

	As of December 2014
$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 11,201	$ —	$ 119

Maximum Payout/Notional Amount by Period of Expiration
2015	$351,308	$27,567	$ 471

2016 - 2017	150,989	—	935

2018 - 2019	51,927	—	1,390

2020 - Thereafter	58,511	—	1,690
Total	$612,735	$27,567	$4,486

	As of December 2013
$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 7,634	$ —	$ 213

Maximum Payout/Notional Amount by Period of Expiration
2014	$517,634	$26,384	$1,361

2015 - 2016	180,543	—	620

2017 - 2018	39,367	—	1,140

2019 - Thereafter	57,736	—	1,046
Total	$795,280	$26,384	$4,167

188	Goldman Sachs 2014 Form 10-K

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of December 2014 and December 2013.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of December 2014 and December 2013.

Goldman Sachs 2014 Form 10-K	189

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

Note 19.

Shareholders’ Equity

Common Equity

Dividends declared per common share were $2.25 in 2014, $2.05 in 2013 and $1.77 in 2012. On January 15, 2015, Group Inc. declared a dividend of $0.60 per common share to be paid on March 30, 2015 to common shareholders of record on March 2, 2015.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity. The share repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), the amounts and timing of which are determined primarily by the firm’s current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Prior to repurchasing common stock, the firm must receive confirmation that the Federal Reserve Board does not object to such capital actions.

The table below presents the amount of common stock repurchased by the firm under the share repurchase program during 2014, 2013 and 2012.

	Year Ended December
in millions, except per share amounts	2014	2013	2012
Common share repurchases	31.8	39.3	42.0

Average cost per share	$171.79	$157.11	$110.31

Total cost of common share repurchases	$ 5,469	$ 6,175	$ 4,637

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel restricted stock units (RSUs) or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during 2014, 2013 and 2012, employees remitted 174,489 shares, 161,211 shares and 33,477 shares with a total value of $31 million, $25 million and $3 million, and the firm cancelled 5.8 million, 4.0 million and 12.7 million of RSUs with a total value of $974 million, $599 million and $1.44 billion. Under these plans, the firm also cancelled 15.6 million stock options with a total value of $2.65 billion during 2014.

190	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of December 2014.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000

B	50,000	32,000	32,000	1,000

C	25,000	8,000	8,000	1,000

D	60,000	54,000	53,999	1,000

E	17,500	17,500	17,500	N/A

F	5,000	5,000	5,000	N/A

I	34,500	34,000	34,000	1,000

J	46,000	40,000	40,000	1,000

K [1]	32,200	28,000	28,000	1,000

L [1]	52,000	52,000	52,000	25
Total	372,200	300,500	300,498

1.

In April 2014, Group Inc. issued 28,000 shares of Series K perpetual 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series K Preferred Stock) and 52,000 shares of Series L perpetual 5.70% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series L Preferred Stock).

Series	Liquidation Preference	Redemption Price Per Share	Redemption Value ($ in millions)
A	$ 25,000	$25,000 plus declared and unpaid dividends	$ 750

B	25,000	$25,000 plus declared and unpaid dividends	800

C	25,000	$25,000 plus declared and unpaid dividends	200

D	25,000	$25,000 plus declared and unpaid dividends	1,350

E	100,000	$100,000 plus declared and unpaid dividends	1,750

F	100,000	$100,000 plus declared and unpaid dividends	500

I	25,000	$25,000 plus accrued and unpaid dividends	850

J	25,000	$25,000 plus accrued and unpaid dividends	1,000

K	25,000	$25,000 plus accrued and unpaid dividends	700

L	25,000	$25,000 plus accrued and unpaid dividends	1,300
Total			$9,200

In the tables above:

•	Each share of non-cumulative Series A, Series B, Series C and Series D Preferred Stock issued and outstanding is redeemable at the firm’s option.

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

•	Each share of non-cumulative Series I Preferred Stock issued and outstanding is redeemable at the firm’s option beginning November 10, 2017.

•	Each share of non-cumulative Series J Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2023.

•	Each share of non-cumulative Series K Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2024.

•	Each share of non-cumulative Series L Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2019.

•	All shares of preferred stock have a par value of $0.01 per share and, where applicable, each share of preferred stock is represented by the specified number of depositary shares.

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

The table below presents the dividend rates of the firm’s perpetual preferred stock as of December 2014.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

Goldman Sachs 2014 Form 10-K	191

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present preferred dividends declared on the firm’s preferred stock.

	Year Ended December 2014
Series	per share	$ in millions
A	$ 945.32	$ 28

B	1,550.00	50

C	1,008.34	8

D	1,008.34	54

E	4,044.44	71

F	4,044.44	20

I	1,487.52	51

J	1,375.00	55

K	850.00	24

L	760.00	39
Total		$400

	Year Ended December 2013
Series	per share	$ in millions
A	$ 947.92	$ 28

B	1,550.00	50

C	1,011.11	8

D	1,011.11	54

E	4,044.44	71

F	4,044.44	20

I	1,553.63	53

J	744.79	30
Total		$314

	Year Ended December 2012
Series	per share	$ in millions
A	$ 960.94	$ 29

B	1,550.00	50

C	1,025.01	8

D	1,025.01	55

E	2,055.56	36

F	1,000.00	5
Total		$183

On January 7, 2015, Group Inc. declared dividends of $239.58, $387.50, $255.56, $255.56, $371.88, $343.75 and $398.44 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series I Preferred Stock, Series J Preferred Stock and Series K Preferred Stock, respectively, to be paid on February 10, 2015 to preferred shareholders of record on January 26, 2015. In addition, the firm declared dividends of $1,011.11 per each share of Series E Preferred Stock and Series F Preferred Stock, to be paid on March 2, 2015 to preferred shareholders of record on February 15, 2015.

Accumulated Other Comprehensive Loss

The tables below present accumulated other comprehensive loss, net of tax by type.

	December 2014
$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of year
Currency translation	$(364)	$(109)	$(473)

Pension and postretirement liabilities	(168)	(102)	(270)

Cash flow hedges	8	(8)	—
Accumulated other comprehensive loss, net of tax	$(524)	$(219)	$(743)

	December 2013
$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of year
Currency translation	$(314)	$ (50)	$(364)

Pension and postretirement liabilities	(206)	38	(168)

Available-for-sale securities	327	(327)	—

Cash flow hedges	—	8	8
Accumulated other comprehensive loss, net of tax	$(193)	$(331)	$(524)

192	Goldman Sachs 2014 Form 10-K

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

Applicable Capital Framework

As of December 2013, the firm was subject to the risk-based capital regulations of the Federal Reserve Board that were based on the Basel I Capital Accord of the Basel Committee on Banking Supervision (Basel Committee), and incorporated the revised market risk regulatory capital requirements (together, the Prior Capital Rules).

As of January 1, 2014, the firm became subject to the Federal Reserve Board’s revised risk-based capital and leverage regulations, subject to certain transitional provisions (Revised Capital Framework). These regulations are largely based on the Basel Committee’s final capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, the firm is an “Advanced approach” banking organization.

The firm was notified in the first quarter of 2014 that it had completed a “parallel run” to the satisfaction of the Federal Reserve Board, as required under the Revised Capital Framework. As such, additional changes in the firm’s capital requirements became effective on April 1, 2014.

Beginning on January 1, 2014, regulatory capital was calculated based on the Revised Capital Framework. Beginning April 1, 2014, there were no changes to the calculation of regulatory capital, but RWAs were calculated using (i) the Prior Capital Rules, adjusted for certain items related to capital deductions under the previous definition of regulatory capital and for the phase-in of new capital deductions (Hybrid Capital Rules), and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of the ratios calculated under the Hybrid Capital Rules and those calculated under the Basel III Advanced Rules are the binding regulatory capital requirements for the firm. The ratios calculated under the Basel III Advanced Rules were lower than those calculated under the Hybrid Capital Rules and therefore were the binding ratios for the firm as of December 2014.

As a result of the changes in the applicable capital framework in 2014, the firm’s capital ratios as of December 2014 and those as of December 2013 were calculated on a different basis and, accordingly, are not comparable.

Goldman Sachs 2014 Form 10-K	193

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Effective on January 1, 2015, regulatory capital continues to be calculated under the Revised Capital Framework, but RWAs are required to be calculated under the Basel III Advanced Rules, as well as the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules). The lower of the ratios calculated under the Basel III Advanced Rules and those calculated under the Standardized Capital Rules are the binding regulatory capital requirements for the firm.

The Basel III Advanced Rules, Hybrid Capital Rules and Standardized Capital Rules are discussed in more detail below.

Regulatory Capital and Capital Ratios. The Revised Capital Framework changed the definition of regulatory capital to include a new capital measure called Common Equity Tier 1 (CET1) and the related regulatory capital ratio of CET1 to RWAs (CET1 ratio), and changed the definition of Tier 1 capital. The Revised Capital Framework also increased the level of certain minimum risk-based capital and leverage ratios applicable to the firm.

The table below presents the minimum ratios applicable to the firm as of December 2014 and January 2015. Failure to comply with these capital requirements could result in restrictions being imposed by the firm’s regulators.

	December 2014 Minimum Ratio	January 2015 Minimum Ratio
CET1 ratio	4.0%	4.5%

Tier 1 capital ratio	5.5%	6.0%

Total capital ratio [1]	8.0%	8.0%

Tier 1 leverage ratio [2]	4.0%	4.0%

1.

In order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s capital regulations, the firm must meet a higher required minimum Total capital ratio of 10.0%

2.

Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

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

Definition of Risk-Weighted Assets. As of December 2014, RWAs were calculated under both the Basel III Advanced Rules and the Hybrid Capital Rules. Under both the Basel III Advanced Rules and the Hybrid Capital Rules, certain amounts not required to be deducted from CET1 under the transitional provisions are either deducted from Tier 1 capital or are risk weighted.

The primary difference between the Basel III Advanced Rules and the Hybrid Capital Rules is that the latter utilizes prescribed risk-weightings for credit RWAs and does not contemplate the use of internal models to compute exposure for credit risk on derivatives and securities financing transactions, whereas the Basel III Advanced Rules permit the use of such models, subject to supervisory approval. In addition, RWAs under the Hybrid Capital Rules depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity), rather than on internal assessments of each counterparty’s creditworthiness. Furthermore, the Hybrid Capital Rules do not include a capital requirement for operational risk.

As of December 2013, the firm calculated RWAs under the Prior Capital Rules.

194	Goldman Sachs 2014 Form 10-K

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

•

For the Basel III Advanced Rules, the firm uses the Internal Models Methodology for the measurement of exposure on derivatives, securities financing transactions and eligible margin loans. The Revised Capital Framework requires that a bank holding company obtain prior written agreement from its regulators before using the Internal Models Methodology; and

•

For the Hybrid and Prior Capital Rules, the exposure amount for derivatives is based on a combination of positive net exposure and a percentage of the notional amount for each trade, and includes the effect of counterparty netting and collateral, as applicable; for securities financing transactions and eligible margin loans, it is based on the carrying value.

All exposures are then assigned a risk weight computed as follows:

•

For the Basel III Advanced Rules, the firm has been given permission by its supervisors to compute risk weights for certain exposures in accordance with the Advanced Internal Ratings-Based approach, which utilizes internal assessments of each counterparty’s creditworthiness. Key inputs to the risk weight calculation are the probability of default, loss given default and the effective maturity. RWAs for securitization and equity exposures are calculated using specific required formula approaches; and

•

For the Hybrid and Prior Capital Rules, a standard risk weight is assigned depending on, among other things, whether the counterparty is a sovereign, bank or a qualifying securities firm or other entity (and if collateral is held, the risk weight may depend on the nature of the collateral).

The Standardized Capital Rules utilize prescribed risk-weightings for credit RWAs and do not contemplate the use of internal models to compute exposure for credit risk on derivatives and securities financing transactions. The exposure measure for securities financing transactions is calculated to reflect adjustments for potential price volatility, the size of which depends on factors such as the type of and maturity of the security, and whether it is denominated in the same currency as the other side of the financing transaction. In addition, RWAs under the Standardized Capital Rules depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity), rather than on internal assessments of each counterparty’s creditworthiness.

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

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily trading net revenues used to determine risk management VaR exceptions (i.e., comparing the daily trading net revenues to the VaR measure calculated as of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital regulations require that intraday activity be excluded from daily trading net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive. Under these regulations, the firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on three occasions during 2014. There was no change in the VaR multiplier used to calculate Market RWAs;

Goldman Sachs 2014 Form 10-K	195

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Stressed VaR is the potential loss in value of inventory positions during a period of significant market stress;

•	Incremental risk is the potential loss in value of non-securitized inventory positions due to the default or credit migration of issuers of financial instruments over a one-year time horizon; and

•	Comprehensive risk is the potential loss in value, due to price risk and defaults, within the firm’s credit correlation positions.

The standardized measurement method is used to determine RWAs for specific risk on certain positions by applying supervisory defined risk-weighting factors to such positions after applicable netting is performed.

RWAs for market risk under the Standardized Capital Rules are calculated in a manner that is generally consistent with the RWAs calculated under the Basel III Advanced Rules.

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

Consolidated Regulatory Capital Ratios

December 2014 Capital Ratios and RWAs. The firm was required to calculate ratios under both the Basel III Advanced Rules and Hybrid Capital Rules as of December 2014, in both cases subject to transitional provisions. The ratios calculated under the Basel III Advanced Rules presented in the table below were lower than those calculated under the Hybrid Capital Rules and therefore were the binding ratios for the firm as of December 2014.

Effective on January 1, 2015, the firm was required to calculate ratios under both the Basel III Advanced Rules and Standardized Capital Rules. The firm’s ratios calculated under the Standardized Capital Rules as of December 2014 are also presented in the table below, although the ratios were not binding until January 2015.

$ in millions	As of December 2014
Common shareholders’ equity	$ 73,597

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,787)

Deductions for investments in nonconsolidated financial institutions	(953)

Other adjustments	(27)
Common Equity Tier 1	69,830
Perpetual non-cumulative preferred stock	9,200

Junior subordinated debt issued to trusts	660

Other adjustments	(1,257)
Tier 1 capital	78,433
Qualifying subordinated debt	11,894

Junior subordinated debt issued to trusts	660

Other adjustments	(9)
Tier 2 capital [1]	12,545
Total capital	$ 90,978
Basel III Advanced
RWAs	$570,313

CET1 ratio	12.2%

Tier 1 capital ratio	13.8%

Total capital ratio	16.0%

Tier 1 leverage ratio	9.0%
Standardized
RWAs	$619,216

CET1 ratio	11.3%

Tier 1 capital ratio	12.7%

Total capital ratio	14.7%

1.	Tier 2 capital under the Standardized Capital Rules is approximately $300 million higher due to the allowance for losses on loans and lending commitments.

In the table above:

•

The deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, represents goodwill of $3.65 billion and identifiable intangible assets of $103 million (20% of $515 million), net of associated deferred tax liabilities of $961 million. The remaining 80% of the deduction of identifiable intangible assets will be phased in ratably per year from 2015 to 2018. Identifiable intangible assets that are not deducted during the transitional period are risk weighted.

•

The deduction for investments in nonconsolidated financial institutions represents the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. As of December 2014, 20% of the deduction was reflected (calculated based on transitional thresholds). The remaining 80% will be phased in ratably per year from 2015 to 2018. The balance that is not deducted during the transitional period is risk weighted.

196	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Other adjustments within CET1 and Tier 1 capital primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. As of December 2014, 20% of the deductions related to credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions were included in other adjustments within CET1 and 80% of the deductions were included in other adjustments within Tier 1 capital. Most of the deductions that were included in other adjustments within Tier 1 capital will be phased into CET1 ratably per year from 2015 to 2018. Other adjustments within Tier 1 capital also include a deduction for investments in the preferred equity of nonconsolidated financial institutions.

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

The table below presents the changes in CET1, Tier 1 capital and Tier 2 capital for the period December 31, 2013 to December 31, 2014.

$ in millions	Period Ended December 2014
Common Equity Tier 1
Balance, December 31, 2013	$63,248

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Increase in common shareholders’ equity	2,330

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	144

Change in deduction for investments in nonconsolidated financial institutions	839

Change in other adjustments	92
Balance, December 31, 2014	$69,830
Tier 1 capital
Balance, December 31, 2013	$72,471

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Change in Tier 1 capital related to the transition to the Revised Capital Framework [2]	(443)

Other net increase in CET1	3,405

Increase in perpetual non-cumulative preferred stock	2,000

Redesignation of junior subordinated debt issued to trusts and decrease related to trust preferred securities purchased by the firm	(1,403)

Change in other adjustments	(774)
Balance, December 31, 2014	78,433
Tier 2 capital
Balance, December 31, 2013	13,632

Change in Tier 2 capital related to the transition to the Revised Capital Framework [3]	(197)

Decrease in qualifying subordinated debt	(879)

Trust preferred securities purchased by the firm, net of redesignation of junior subordinated debt issued to trusts	(27)

Change in other adjustments	16
Balance, December 31, 2014	12,545
Total capital	$90,978

1.

Includes $3.66 billion related to the transition to the Revised Capital Framework on January 1, 2014 as well as $(479) million related to the firm’s application of the Basel III Advanced Rules on April 1, 2014.

2.

Includes $(219) million related to the transition to the Revised Capital Framework on January 1, 2014 as well as $(224) million related to the firm’s application of the Basel III Advanced Rules on April 1, 2014.

3.

Includes $(2) million related to the transition to the Revised Capital Framework on January 1, 2014 as well as $(195) million related to the firm’s application of the Basel III Advanced Rules on April 1, 2014.

Goldman Sachs 2014 Form 10-K	197

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

The table below presents the components of RWAs under the Basel III Advanced Rules and Standardized Capital Rules as of December 2014.

	As of December 2014
$ in millions	Basel III Advanced	Standardized
Credit RWAs
Derivatives	$122,501	$180,771

Commitments, guarantees and loans	95,209	89,783

Securities financing transactions [1]	15,618	92,116

Equity investments	40,146	38,526

Other [2]	54,470	71,499
Total Credit RWAs	327,944	472,695
Market RWAs
Regulatory VaR	10,238	10,238

Stressed VaR	29,625	29,625

Incremental risk	16,950	16,950

Comprehensive risk	8,150	9,855

Specific risk	79,918	79,853
Total Market RWAs	144,881	146,521
Total Operational RWAs	97,488	—
Total RWAs	$570,313	$619,216

1.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

2.	Includes receivables, other assets, and cash and cash equivalents.

The table below presents the changes in RWAs under the Basel III Advanced Rules for the period December 31, 2013 to December 31, 2014, and reflects the transition to the Revised Capital Framework from the Prior Capital Rules on January 1, 2014.

$ in millions	Period Ended December 2014
Risk-weighted assets
Total RWAs, December 31, 2013	$433,226

Credit RWAs
Change related to the transition to the Revised Capital Framework [1]	69,101

Other changes:
Decrease in derivatives	(24,109)

Increase in commitments, guarantees and loans	18,208

Decrease in securities financing transactions	(2,782)

Decrease in equity investments	(2,728)

Increase in other	2,007
Change in Credit RWAs	59,697
Market RWAs
Change related to the transition to the Revised Capital Framework	1,626

Decrease in regulatory VaR	(5,175)

Decrease in stressed VaR	(11,512)

Increase in incremental risk	7,487

Decrease in comprehensive risk	(6,617)

Decrease in specific risk	(5,907)
Change in Market RWAs	(20,098)
Operational RWAs
Change related to the transition to the Revised Capital Framework	88,938

Increase in operational risk	8,550
Change in Operational RWAs	97,488
Total RWAs, December 31, 2014	$570,313

1.

Includes $26.67 billion of RWA changes related to the transition to the Revised Capital Framework on January 1, 2014 and $42.43 billion of changes to the calculation of Credit RWAs under the Basel III Advanced Rules related to the firm’s application of the Basel III Advanced Rules on April 1, 2014.

Credit RWAs as of December 2014 increased by $59.70 billion compared with December 2013, primarily due to increased risk weightings related to counterparty credit risk for derivative exposures and the inclusion of RWAs for equity investments in certain nonconsolidated entities, both resulting from the transition to the Revised Capital Framework. Market RWAs as of December 2014 decreased by $20.10 billion compared with December 2013, primarily due to a decrease in stressed VaR, reflecting reduced fixed income and equities exposures. Operational RWAs as of December 2014 increased by $97.49 billion compared with December 2013, substantially all of which was due to the transition to the Revised Capital Framework.

198	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 2013 Capital Ratios and RWAs. The table below presents information about the firm’s regulatory ratios as of December 2013 under the Prior Capital Rules.

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

The table below presents the changes in Tier 1 capital and Tier 2 capital for the period ended December 2013 under the Prior Capital Rules.

$ in millions	Period Ended December 2013
Tier 1 capital
Balance, December 31, 2012	$66,977

Increase in common shareholders’ equity	1,751

Increase in perpetual non-cumulative preferred stock	1,000

Redesignation of junior subordinated debt issued to trusts	(687)

Change in goodwill and identifiable intangible assets	723

Change in equity investments in certain entities	1,491

Change in other adjustments	1,216
Balance, December 31, 2013	72,471
Tier 2 capital
Balance, December 31, 2012	13,429

Decrease in qualifying subordinated debt	(569)

Redesignation of junior subordinated debt issued to trusts	687

Change in other adjustments	85
Balance, December 31, 2013	13,632
Total capital	$86,103

The table below presents the components of RWAs as of December 2013 under the Prior Capital Rules.

$ in millions	As of December 2013
Credit RWAs
Derivatives	$ 94,753

Commitments, guarantees and loans	78,997

Securities financing transactions [1]	30,010

Equity investments	3,673

Other [2]	60,814
Total Credit RWAs	268,247
Market RWAs
Regulatory VaR	13,425

Stressed VaR	38,250

Incremental risk	9,463

Comprehensive risk	18,150

Specific risk	85,691
Total Market RWAs	164,979
Total RWAs	$433,226

1.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

2.	Includes receivables, other assets, and cash and cash equivalents.

Goldman Sachs 2014 Form 10-K	199

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the changes in RWAs for the period ended December 31, 2013 under the Prior Capital Rules.

$ in millions	Period Ended December 2013
Risk-weighted assets
Balance, December 31, 2012	$399,928

Credit RWAs
Decrease in derivatives	(12,516)

Increase in commitments, guarantees and loans	18,151

Decrease in securities financing transactions	(17,059)

Increase in equity investments	1,077

Change in other	(8,932)
Change in Credit RWAs	(19,279)
Market RWAs
Increase related to the revised market risk rules	127,608

Decrease in regulatory VaR	(2,038)

Decrease in stressed VaR	(13,700)

Decrease in incremental risk	(17,350)

Decrease in comprehensive risk	(9,568)

Decrease in specific risk	(32,375)
Change in Market RWAs	52,577
Total RWAs, December 31, 2013	$433,226

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

Bank Subsidiaries

Regulatory Capital Ratios. GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to minimum capital requirements (described below) that are calculated in a manner similar to those applicable to bank holding companies. For purposes of assessing the adequacy of its capital, GS Bank USA computes its capital ratios in accordance with the regulatory capital requirements applicable to state member banks. Those requirements are based on the Revised Capital Framework described above, with changes to the definition of regulatory capital and capital ratios effective from January 1, 2014. GS Bank USA was notified in the first quarter of 2014 that it had completed a “parallel run” to the satisfaction of the Federal Reserve Board, as required under the Revised Capital Framework. As such, additional changes in GS Bank USA’s capital requirements, including changes to RWAs, became effective on April 1, 2014. GS Bank USA is an Advanced approach banking organization under the Revised Capital Framework. Under the Revised Capital Framework, as of January 1, 2014, GS Bank USA became subject to a new minimum CET1 ratio requirement of 4.0%. As of January 2015, the minimum CET1 ratio for GS Bank USA increased from 4.0% to 4.5%.

Under the regulatory framework for prompt corrective action applicable to GS Bank USA as of December 2014, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA was required to maintain a Tier 1 capital ratio of at least 6.0%, a Total capital ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. As of January 1, 2015, the Revised Capital Framework changed the standards for “well-capitalized” status under prompt corrective action regulations by, among other things, introducing a CET1 ratio requirement of 6.5% and increasing the Tier 1 capital ratio requirement from 6.0% to 8.0%. The Total capital ratio and Tier 1 leverage ratio requirements remain at 10.0% and 5.0%, respectively.

200	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As noted in the tables below, GS Bank USA was in compliance with these minimum capital requirements as of December 2014 and December 2013. GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements could result in restrictions being imposed by GS Bank USA’s regulators.

Similar to the firm, GS Bank USA is required to calculate ratios under both the Basel III Advanced Rules and Hybrid Capital Rules as of December 2014, in both cases subject to transitional provisions. The ratios calculated under the Hybrid Capital Rules presented in the table below were lower than those calculated under the Basel III Advanced Rules, and therefore were the binding ratios for GS Bank USA as of December 2014.

As a result of the changes in the applicable capital framework in 2014, GS Bank USA’s capital ratios as of December 2014 and December 2013 were calculated on a different basis and, accordingly, are not comparable.

Effective on January 1, 2015, GS Bank USA was required to calculate ratios under both the Basel III Advanced Rules and Standardized Capital Rules. GS Bank USA’s ratios calculated under the Standardized Capital Rules as of December 2014 are also presented in the table below, although the ratios were not binding until January 2015.

$ in millions	As of December 2014
Common Equity Tier 1	$ 21,293

Tier 1 capital	$ 21,293

Tier 2 capital	$ 2,182

Total capital	$ 23,475
Hybrid RWAs	$149,963

CET1 ratio	14.2%

Tier 1 capital ratio	14.2%

Total capital ratio	15.7%

Tier 1 leverage ratio	17.3%
Standardized RWAs	$200,605

CET1 ratio	10.6%

Tier 1 capital ratio	10.6%

Total capital ratio	11.7%

The table below presents information as of December 2013 regarding GS Bank USA’s regulatory ratios under the Prior Capital Rules.

$ in millions	As of December 2013
Tier 1 capital	$ 20,086

Tier 2 capital	$ 116

Total capital	$ 20,202

Risk-weighted assets	$134,935
Tier 1 capital ratio	14.9%

Total capital ratio	15.0%

Tier 1 leverage ratio	16.9%

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of December 2014 and December 2013, GSIB was in compliance with all regulatory capital requirements.

Goldman Sachs 2014 Form 10-K	201

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA held at the Federal Reserve Bank of New York was $38.68 billion and $50.39 billion as of December 2014 and December 2013, respectively, which exceeded required reserve amounts by $38.57 billion and $50.29 billion as of December 2014 and December 2013, respectively.

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

As of December 2014 and December 2013, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $14.83 billion and $15.81 billion, respectively, which exceeded the amount required by $12.46 billion and $13.76 billion, respectively. As of December 2014 and December 2013, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.67 billion and $1.38 billion, respectively, which exceeded the amount required by $1.53 billion and $1.21 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of December 2014 and December 2013, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 2014 and December 2013, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

Group Inc.’s ability to withdraw capital from its regulated subsidiaries is limited by minimum equity capital requirements applicable to those subsidiaries, as well as by provisions of applicable law and regulations that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval even if the relevant subsidiary would satisfy the equity capital requirements applicable to it after giving effect to the dividend. As of December 2014 and December 2013, Group Inc. was required to maintain $33.62 billion and $31.20 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries. In addition to statutory limitations on the payment of dividends, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization. Similar restrictions are imposed by regulators in jurisdictions outside of the U.S.

202	Goldman Sachs 2014 Form 10-K

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

The table below presents the computations of basic and diluted EPS.

	Year Ended December
in millions, except per share amounts	2014	2013	2012
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$8,077	$7,726	$7,292
Denominator for basic EPS — weighted average number of common shares	458.9	471.3	496.2

Effect of dilutive securities:
RSUs	6.1	7.2	11.3

Stock options and warrants	8.2	21.1	8.6
Dilutive potential common shares	14.3	28.3	19.9
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	473.2	499.6	516.1
Basic EPS	$17.55	$16.34	$14.63

Diluted EPS	17.07	15.46	14.13

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.05 for both 2014 and 2013, and $0.07 for 2012.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options and warrants of 6.0 million for both 2014 and 2013, and 52.4 million for 2012.

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

	Year Ended December
$ in millions	2014	2013	2012
Fees earned from affiliated funds	$3,232	$2,897	$2,935

	As of December
$ in millions	2014	2013
Fees receivable from funds	$ 724	$ 817

Aggregate carrying value of interests in funds [1]	9,099	13,124

1.	The decrease from December 2013 to December 2014 primarily reflects both cash and in-kind distributions received by the firm.

As of December 2014 and December 2013, the firm had outstanding guarantees on behalf of its funds of $304 million and $147 million, respectively. The amounts as of December 2014 and December 2013 primarily relate to a guarantee that the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of December 2014 and December 2013, the firm had no outstanding loans or commitments to extend credit to affiliated funds.

The Volcker Rule will restrict the firm from providing financial support to covered funds (as defined in the rule) after the expiration of the transition period. As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to any covered funds but may choose to do so with respect to funds that are not subject to the Volcker Rule; however, in the event that such support is provided, the amount is not expected to be material.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

Goldman Sachs 2014 Form 10-K	203

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23.

Interest Income and Interest Expense

Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates. The table below presents the firm’s sources of interest income and interest expense.

	Year Ended December
$ in millions	2014	2013	2012
Interest income
Deposits with banks	$ 164	$ 186	$ 156

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	(81)	43	(77)

Financial instruments owned, at fair value	7,452	8,159	9,817

Loans receivable	708	296	150

Other interest [2]	1,361	1,376	1,335
Total interest income	9,604	10,060	11,381
Interest expense
Deposits	333	387	399

Securities loaned and securities sold under agreements to repurchase	431	576	822

Financial instruments sold, but not yet purchased, at fair value	1,741	2,054	2,438

Short-term borrowings [3]	447	394	581

Long-term borrowings [3]	3,460	3,752	3,736

Other interest [4]	(855)	(495)	(475)
Total interest expense	5,557	6,668	7,501
Net interest income	$4,047	$ 3,392	$ 3,880

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

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

	Year Ended December
$ in millions	2014	2013	2012
Current taxes
U.S. federal	$1,908	$2,589	$3,013

State and local	576	466	628

Non-U.S.	901	613	447
Total current tax expense	3,385	3,668	4,088
Deferred taxes
U.S. federal	190	(188)	(643)

State and local	38	67	38

Non-U.S.	267	150	249
Total deferred tax (benefit)/expense	495	29	(356)
Provision for taxes	$3,880	$3,697	$3,732

	Year Ended December
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

State and local taxes, net of U.S. federal income tax effects	3.2%	4.1%	3.8%

Tax credits	(1.1)%	(1.0)%	(1.0)%

Non-U.S. operations [1]	(5.8)%	(5.6)%	(4.8)%

Tax-exempt income, including dividends	(0.3)%	(0.5)%	(0.5)%

Other	0.4%	(0.5)%	0.8%
Effective income tax rate	31.4%	31.5%	33.3%

1.	Includes the impact of permanently reinvested earnings.

204	Goldman Sachs 2014 Form 10-K

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

The table below presents the significant components of deferred tax assets and liabilities, excluding the impact of netting within tax jurisdictions.

	As of December
$ in millions	2014	2013
Deferred tax assets
Compensation and benefits	$3,032	$2,740

Unrealized losses	—	309

ASC 740 asset related to unrecognized tax benefits	172	475

Non-U.S. operations	1,418	1,318

Net operating losses	336	232

Occupancy-related	78	108

Other comprehensive income-related	277	69

Other, net	545	729
Subtotal	5,858	5,980

Valuation allowance	(64)	(183)
Total deferred tax assets	$5,794	$5,797
Depreciation and amortization	1,176	1,269

Unrealized gains	406	—

Other comprehensive income-related	—	68
Total deferred tax liabilities	$1,582	$1,337

The firm has recorded deferred tax assets of $336 million and $232 million as of December 2014 and December 2013, respectively, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $26 million and $45 million as of December 2014 and December 2013, respectively, related to these net operating loss carryforwards.

As of December 2014, the U.S. federal and foreign net operating loss carryforwards were $108 million and $1.2 billion, respectively. If not utilized, the U.S. federal net operating loss carryforward will begin to expire in 2015. The foreign net operating loss carryforwards can be carried forward indefinitely. State and local net operating loss carryforwards of $790 million will begin to expire in 2015. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. The firm had no foreign tax credit carryforwards and no related net deferred income tax assets as of December 2014 and December 2013.

The firm had no capital loss carryforwards and no related net deferred income tax assets as of December 2014 and December 2013.

The valuation allowance decreased by $119 million during 2014 and increased by $15 million during 2013. The decrease in 2014 was primarily due to a decrease in deferred tax assets from which the firm does not expect to realize any benefit. The increase in 2013 was primarily due to an increase in deferred tax assets from which the firm does not expect to realize any benefit.

The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of December 2014 and December 2013, this policy resulted in an unrecognized net deferred tax liability of $4.66 billion and $4.06 billion, respectively, attributable to reinvested earnings of $24.88 billion and $22.54 billion, respectively.

Goldman Sachs 2014 Form 10-K	205

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

As of December 2014 and December 2013, the accrued liability for interest expense related to income tax matters and income tax penalties was $101 million and $410 million, respectively. The firm recognized interest expense and income tax penalties of $45 million, $53 million and $95 million for 2014, 2013 and 2012, respectively. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2014 due to potential audit settlements. However, at this time it is not possible to estimate any potential change.

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in “Other liabilities and accrued expenses.” See Note 17 for further information.

	As of December
$ in millions	2014	2013	2012
Balance, beginning of year	$ 1,765	$2,237	$1,887

Increases based on tax positions related to the current year	204	144	190

Increases based on tax positions related to prior years	263	149	336

Decreases based on tax positions related to prior years	(241)	(471)	(109)

Decreases related to settlements	(1,112)	(299)	(35)

Acquisitions/(dispositions)	—	—	(47)

Exchange rate fluctuations	(8)	5	15
Balance, end of year	$ 871	$1,765	$2,237
Related deferred income tax asset [1]	172	475	685

Net unrecognized tax benefit [2]	$ 699	$1,290	$1,552

1.	Included in “Other assets.” See Note 13.

2.	If recognized, the net tax benefit would reduce the firm’s effective income tax rate.

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of December 2014
U.S. Federal	2008

New York State and City	2007

United Kingdom	2012

Japan	2010

Hong Kong	2006

Korea	2010

The U.S. Federal examinations of fiscal 2008 through calendar 2010 were finalized, but the settlement is subject to review by the Joint Committee of Taxation. The examinations of 2011 and 2012 began in 2013.

New York State and City examinations of fiscal 2004 through 2006 were finalized during 2014. The examinations of fiscal 2007 through 2010 began in 2013.

The United Kingdom examinations of fiscal 2008 through 2011 were finalized during 2014.

All years including and subsequent to the years in the table above remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

In January 2013, the firm was accepted into the Compliance Assurance Process program by the IRS. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. The 2013 tax year is the first year that was examined under the program, and remains subject to post-filing review. The firm was also accepted into the program for the 2014 and 2015 tax years.

206	Goldman Sachs 2014 Form 10-K

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

The firm allocates assets (including allocations of global core liquid assets and cash, secured client financing and other assets), revenues and expenses among the four business segments. Due to the integrated nature of these segments, estimates and judgments are made in allocating certain assets, revenues and expenses. The allocation process is based on the manner in which management currently views the performance of the segments. Transactions between segments are based on specific criteria or approximate third-party rates. Total operating expenses include charitable contributions that have not been allocated to individual business segments.

Management believes that the information in the table below provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets.

	Year Ended or as of December
$ in millions	2014	2013	2012
Investment Banking
Financial Advisory	$ 2,474	$ 1,978	$ 1,975
Equity underwriting	1,750	1,659	987

Debt underwriting	2,240	2,367	1,964
Total Underwriting	3,990	4,026	2,951
Total net revenues	6,464	6,004	4,926

Operating expenses	3,688	3,479	3,333
Pre-tax earnings	$ 2,776	$ 2,525	$ 1,593
Segment assets	$ 1,845	$ 1,901	$ 1,712

Institutional Client Services
Fixed Income, Currency and Commodities Client Execution	$ 8,461	$ 8,651	$ 9,914
Equities client execution	2,079	2,594	3,171

Commissions and fees	3,153	3,103	3,053

Securities services	1,504	1,373	1,986
Total Equities	6,736	7,070	8,210
Total net revenues [1]	15,197	15,721	18,124

Operating expenses	10,880	11,792	12,490
Pre-tax earnings	$ 4,317	$ 3,929	$ 5,634
Segment assets	$696,013	$788,238	$825,496

Investing & Lending
Equity securities	$ 3,813	$ 3,930	$ 2,800

Debt securities and loans	2,165	1,947	1,850

Other	847	1,141	1,241
Total net revenues	6,825	7,018	5,891

Operating expenses	2,819	2,686	2,668
Pre-tax earnings	$ 4,006	$ 4,332	$ 3,223
Segment assets	$143,842	$109,285	$ 98,600

Investment Management
Management and other fees	$ 4,800	$ 4,386	$ 4,105

Incentive fees	776	662	701

Transaction revenues	466	415	416
Total net revenues	6,042	5,463	5,222

Operating expenses	4,647	4,357	4,296
Pre-tax earnings	$ 1,395	$ 1,106	$ 926
Segment assets	$ 14,540	$ 12,083	$ 12,747

Total net revenues	$ 34,528	$ 34,206	$ 34,163

Total operating expenses [2]	22,171	22,469	22,956
Total pre-tax earnings	$ 12,357	$ 11,737	$ 11,207
Total assets	$856,240	$911,507	$938,555

1.	Includes $37 million for 2013 and $121 million for 2012 of realized gains on available-for-sale securities.

2.

Includes charitable contributions that have not been allocated to the firm’s segments of $137 million for 2014, $155 million for 2013 and $169 million for 2012. Operating expenses related to real estate-related exit costs, previously not allocated to the firm’s segments, have now been allocated. This allocation reflects the change in the manner in which management views the performance of the firm’s segments. Reclassifications have been made to previously reported segment amounts to conform to the current presentation.

Goldman Sachs 2014 Form 10-K	207

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The segment information presented in the table above is prepared according to the following methodologies:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

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

	Year Ended December
$ in millions	2014	2013	2012
Investment Banking	$ —	$ —	$ (15)

Institutional Client Services	3,679	3,250	3,723

Investing & Lending	237	25	26

Investment Management	131	117	146
Total net interest income	$4,047	$3,392	$3,880

	Year Ended December
$ in millions	2014	2013	2012
Investment Banking	$ 135	$ 144	$ 166

Institutional Client Services	525	571	802

Investing & Lending	530	441	565

Investment Management	147	166	205
Total depreciation and amortization [1]	$1,337	$1,322	$1,738

1.

Depreciation and amortization related to real estate-related exit costs, previously not allocated to the firm’s segments, have now been allocated. This allocation reflects the change in the manner in which management views the performance of the firm’s segments. Reclassifications have been made to previously reported segment amounts to conform to the current presentation.

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

The table below presents the total net revenues, pre-tax earnings and net earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues, pre-tax earnings and net earnings (excluding Corporate) for each geographic region. In the table below, Asia includes Australia and New Zealand.

	Year Ended December
$ in millions	2014		2013		2012
Net revenues
Americas	$20,062	58%	$19,858	58%	$20,159	59%

Europe, Middle East and Africa	9,057	26%	8,828	26%	8,612	25%

Asia	5,409	16%	5,520	16%	5,392	16%
Total net revenues	$34,528	100%	$34,206	100%	$34,163	100%
Pre-tax earnings
Americas	$ 7,144	57%	$ 6,794	57%	$ 6,956	61%

Europe, Middle East and Africa	3,338	27%	3,230	27%	2,931	26%

Asia	2,012	16%	1,868	16%	1,489	13%
Subtotal	12,494	100%	11,892	100%	11,376	100%

Corporate [1]	(137)		(155)		(169)
Total pre-tax earnings	$12,357		$11,737		$11,207
Net earnings
Americas	$ 4,558	53%	$ 4,425	54%	$ 4,255	56%

Europe, Middle East and Africa	2,576	30%	2,377	29%	2,361	31%

Asia	1,434	17%	1,345	17%	971	13%
Subtotal	8,568	100%	8,147	100%	7,587	100%

Corporate	(91)		(107)		(112)
Total net earnings	$ 8,477		$ 8,040		$ 7,475

1.

Includes charitable contributions that have not been allocated to the firm’s geographic regions. Operating expenses related to real estate-related exit costs, previously not allocated to the firm’s geographic regions, have now been allocated. This allocation reflects the change in the manner in which management views the performance of the geographic regions. Reclassifications have been made to previously reported geographic region amounts to conform to the current presentation.

208	Goldman Sachs 2014 Form 10-K

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of December
$ in millions	2014	2013
U.S. government and federal agency obligations [1]	$69,170	$90,118

% of total assets	8.1%	9.9%

Non-U.S. government and agency obligations [1]	$37,059	$40,944

% of total assets	4.3%	4.5%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

As of December 2014 and December 2013, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

To reduce credit exposures, the firm may enter into agreements with counterparties that permit the firm to offset receivables and payables with such counterparties and/or enable the firm to obtain collateral on an upfront or contingent basis. Collateral obtained by the firm related to derivative assets is principally cash and is held by the firm or a third-party custodian. Collateral obtained by the firm related to resale agreements and securities borrowed transactions is primarily U.S. government and federal agency obligations and non-U.S. government and agency obligations. See Note 10 for further information about collateralized agreements and financings.

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

	As of December
$ in millions	2014	2013
U.S. government and federal agency obligations	$103,263	$100,672

Non-U.S. government and agency obligations [1]	71,302	79,021

1.	Principally consists of securities issued by the governments of France, the United Kingdom, Japan and Germany.

Goldman Sachs 2014 Form 10-K	209

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such underwriting and the estimated lowest subsequent price of such securities and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2014 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $3.0 billion in excess of the aggregate reserves for such matters.

Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of money damages, except in those instances where management can otherwise determine an appropriate amount, (ii) matters are in early stages, (iii) matters relate to regulatory investigations or reviews, except in those instances where management can otherwise determine an appropriate amount, (iv) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (v) there is uncertainty as to the outcome of pending appeals or motions, (vi) there are significant factual issues to be resolved, and/or (vii) there are novel legal issues presented. For example, the firm’s potential liabilities with respect to future mortgage-related “put-back” claims, any future claims arising from the ongoing investigations by members of the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force (RMBS Working Group) and the action filed by the Libyan Investment Authority discussed below may ultimately result in a significant increase in the firm’s liabilities, but are not included in management’s estimate of reasonably possible loss. As another example, the firm’s potential liabilities with respect to the investigations and reviews discussed below under “Regulatory Investigations and Reviews and Related Litigation” also generally are not included in management’s estimate of reasonably possible loss. However, management does not believe, based on currently available information, that the outcomes of such other matters will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period. See Note 18 for further information about mortgage-related contingencies.

210	Goldman Sachs 2014 Form 10-K

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

In June 2012, the Board of Directors of Group Inc. (Board) received a demand from a shareholder that the Board investigate and take action relating to the firm’s mortgage-related activities and to stock sales by certain directors and executives of the firm. On February 15, 2013, this shareholder filed a putative shareholder derivative action in New York Supreme Court, New York County, against Group Inc. and certain current or former directors and employees, based on these activities and stock sales. The derivative complaint includes allegations of breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste, and seeks, among other things, unspecified monetary damages, disgorgement of profits and certain corporate governance and disclosure reforms. On May 28, 2013, Group Inc. informed the shareholder that the Board completed its investigation and determined to refuse the demand. On June 20, 2013, the shareholder made a books and records demand requesting materials relating to the Board’s determination. The parties have agreed to stay proceedings in the putative derivative action pending resolution of the books and records demand.

In addition, the Board has received books and records demands from several shareholders for materials relating to, among other subjects, the firm’s mortgage servicing and foreclosure activities, participation in federal programs providing assistance to financial institutions and homeowners, loan sales to Fannie Mae and Freddie Mac, mortgage-related activities and conflicts management.

GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissionary damages. By a decision dated September 6, 2012, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiff’s claims with respect to 10 of the 17 offerings included in plaintiff’s original complaint but vacated the dismissal and remanded the case to the district court with instructions to reinstate the plaintiff’s claims with respect to the other seven offerings. On October 31, 2012, the plaintiff served an amended complaint relating to those seven offerings, plus seven additional offerings (additional offerings). On July 10, 2014, the court granted the defendants’ motion to dismiss as to the additional offerings. On June 3, 2010, another investor filed a separate putative class action asserting substantively similar allegations relating to one of the additional offerings and thereafter moved to further amend its amended complaint to add claims with respect to two of the additional offerings. On March 27, 2014, the district court largely denied defendants’ motion to dismiss as to the original offering, but denied the separate plaintiff’s motion to add the two additional offerings through an amendment. The securitization trusts issued, and GS&Co. underwrote, approximately $11 billion principal amount of certificates to all purchasers in the offerings at issue in the complaints.

Goldman Sachs 2014 Form 10-K	211

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On September 30, 2010, a class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in $823 million of notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). The amended complaint asserts federal securities law and common law claims, and seeks unspecified compensatory, punitive and other damages. The defendants’ motion to dismiss was granted as to plaintiff’s claim of market manipulation and denied as to the remainder of plaintiff’s claims by a decision dated March 21, 2012. On May 21, 2012, the defendants counterclaimed for breach of contract and fraud. On June 27, 2014, the appellate court denied defendants’ petition for leave to appeal from the district court’s January 22, 2014 order granting class certification. On January 30, 2015, defendants moved for summary judgment.

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

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active and threatened cases described in the preceding two paragraphs where those plaintiffs are seeking rescission of such securities was approximately $6.6 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

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

212	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The firm has also received, and continues to receive, requests for information and/or subpoenas as part of inquiries or investigations by the U.S. Department of Justice, other members of the RMBS Working Group and other federal, state and local regulators and law enforcement authorities relating to the mortgage-related securitization process, subprime mortgages, CDOs, synthetic mortgage-related products, sales communications and particular transactions involving these products, and servicing and foreclosure activities, which may subject the firm to actions, including litigation, penalties and fines. In December 2014, as part of the RMBS Working Group investigation, the firm received a letter from the U.S. Attorney for the Eastern District of California stating in connection with potentially bringing a civil action that it had preliminarily concluded that the firm had violated federal law in connection with its underwriting, securitization and sale of residential mortgage-backed securities and offering the firm an opportunity to respond. The firm is cooperating with these regulators and other authorities, including in some cases agreeing to the tolling of the relevant statute of limitations. See also “Regulatory Investigations and Reviews and Related Litigation” below.

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

Private Equity-Sponsored Acquisitions Litigation. Group Inc. is among numerous private equity firms named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. As amended, the complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the U.S. Sherman Antitrust Act and common law. The complaint seeks, among other things, treble damages in an unspecified amount. In June 2014, Group Inc. and the plaintiffs agreed to a settlement, which the court preliminarily approved on September 29, 2014. Group Inc., together with its affiliates, has paid the full amount of its proposed contribution to the settlement.

RALI Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a securities class action initially filed in September 2008 in New York Supreme Court, and subsequently removed to the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various offerings of mortgage-backed pass-through certificates violated the disclosure requirements of the federal securities laws. In addition to the underwriters, the defendants include Residential Capital, LLC (ResCap), Residential Accredit Loans, Inc. (RALI), Residential Funding Corporation (RFC), Residential Funding Securities Corporation (RFSC), and certain of their officers and directors. On January 3, 2013, the district court certified a class in connection with one offering underwritten by GS&Co. which includes only initial purchasers who bought the securities directly from the underwriters or their agents no later than ten trading days after the offering date. On April 30, 2013, the district court granted in part plaintiffs’ request to reinstate a number of the previously dismissed claims relating to an additional nine offerings underwritten by GS&Co. On May 10, 2013, the plaintiffs filed an amended complaint incorporating those nine additional offerings. On December 27, 2013, the court granted the plaintiffs’ motion for class certification as to the nine additional offerings but denied the plaintiffs’ motion to expand the time period and scope covered by the previous class definition. On October 17, 2014, the plaintiffs and defendants moved for summary judgment. On February 11, 2015, GS&Co. and the other underwriter defendants agreed to a settlement with the plaintiffs, subject to court approval. The firm has reserved the full amount of its proposed contribution to the settlement.

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

Goldman Sachs 2014 Form 10-K	213

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MF Global Securities Litigation. GS&Co. is among numerous underwriters named as defendants in class action complaints and an individual action filed in the U.S. District Court for the Southern District of New York commencing November 18, 2011. These complaints generally allege that the offering materials for two offerings of MF Global Holdings Ltd. (MF Global) convertible notes (aggregating approximately $575 million in principal amount) in February 2011 and July 2011, among other things, failed to describe adequately the nature, scope and risks of MF Global’s exposure to European sovereign debt, in violation of the disclosure requirements of the federal securities laws. On December 12, 2014, the court preliminarily approved a settlement resolving the class action, and on January 5, 2015, the court entered an order effectuating the settlement of all claims against GS&Co. in the individual action. GS&Co. has paid the full amount of its contribution to the settlements.

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

Zynga Securities Litigation. GS&Co. was among the underwriters named as defendants in a putative securities class action filed on August 1, 2012 in the California Superior Court, County of San Francisco. In addition to the underwriters, the defendants included Zynga Inc. (Zynga) and certain of its directors and officers. The consolidated amended complaint, filed on April 29, 2013, generally alleged that the offering materials for the March 2012 $516 million secondary offering of Zynga common stock by certain of Zynga’s shareholders violated the disclosure requirements of the federal securities laws, and sought compensatory damages in an unspecified amount and rescission. On February 11, 2015, the court dismissed the action.

214	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cobalt International Energy Securities Litigation. Cobalt International Energy, Inc. (Cobalt), certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), shareholders of Cobalt (including certain funds affiliated with Group Inc.), affiliates of these shareholders (including Group Inc.) and underwriters (including GS&Co.) for certain offerings of Cobalt’s securities are defendants in a putative securities class action filed on November 30, 2014 in the U.S. District Court for the Southern District of Texas. The complaint asserts claims under the federal securities laws, seeks compensatory and rescissory damages in unspecified amounts and alleges material misstatements and omissions concerning Cobalt in connection with a $1.67 billion February 2012 offering of Cobalt common stock, a $1.38 billion December 2012 offering of Cobalt’s convertible notes, a $1.00 billion January 2013 offering of Cobalt’s common stock, a $1.33 billion May 2013 offering of Cobalt’s common stock, and a $1.30 billion May 2014 offering of Cobalt’s convertible notes. The complaint alleges that Group Inc., GS&Co. and the affiliated funds are liable as controlling persons with respect to all five offerings. The complaint also seeks damages (i) from GS&Co. in connection with its acting as an underwriter of 14,430,000 shares of common stock representing an aggregate offering price of approximately $465 million, $690 million principal amount of convertible notes, and approximately $508 million principal amount of convertible notes in the February 2012, December 2012 and May 2014 offerings, respectively, for an aggregate offering price of approximately $1.66 billion, and (ii) from Group Inc. and the affiliated funds in connection with their sales of 40,042,868 shares of common stock for aggregate gross proceeds of approximately $1.06 billion in the February 2012, January 2013 and May 2013 common stock offerings.

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

Goldman Sachs 2014 Form 10-K	215

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

GS&Co. and Group Inc. are among the numerous defendants in putative antitrust class actions relating to credit derivatives, filed beginning in May 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws by conspiring to forestall the development of alternatives to OTC trading of credit derivatives and to maintain inflated bid-ask spreads for credit derivatives trading. The complaints seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On September 4, 2014, the court granted in part and denied in part the defendants’ motion to dismiss, permitting the claim alleging an antitrust conspiracy to proceed but confining it to a period after the fall of 2008.

Libya-Related Litigation. GSI is the defendant in an action filed on January 21, 2014 with the High Court of Justice in London by the Libyan Investment Authority, relating to nine derivative transactions between the plaintiff and GSI and seeking, among other things, rescission of the transactions and unspecified equitable compensation and damages exceeding $1 billion. On August 4, 2014, GSI withdrew its April 10, 2014 motion for summary judgment, and on December 4, 2014, the Libyan Investment Authority filed an amended statement of claim.

Municipal Securities Matters. GS&Co. (along with, in some cases, other financial services firms) is named as respondent in a number of FINRA arbitrations filed by municipalities, municipal-owned entities, state-owned agencies or instrumentalities and non-profit entities, based on GS&Co.’s role as underwriter of the claimants’ issuances of an aggregate of approximately $2.0 billion of auction rate securities from 2003 through 2007 and as a broker-dealer with respect to auctions for these securities. The claimants generally allege that GS&Co. failed to disclose that it had a practice of placing cover bids in auctions, and/or failed to inform the claimant of the deterioration of the auction rate market beginning in the fall of 2007, and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market in February 2008. Certain claimants also allege that GS&Co. advised them to enter into interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses. The claims include breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD. One claimant has also filed a complaint against GS&Co. in federal court asserting the same claims as in the FINRA arbitration.

GS&Co. filed complaints and motions in federal court seeking to enjoin certain of the arbitrations to effectuate the exclusive forum selection clauses in the transaction documents. In one case, the district court denied the injunction but was reversed by the appellate court, and the U.S. Supreme Court denied the claimant’s petition for certiorari seeking review of the appellate court’s decision; in other cases, the district court granted the injunctions, which have been affirmed by the appellate court.

GS&Co. has also filed motions with the FINRA Panels to dismiss the arbitrations, one of which has been granted.

216	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Commodities-Related Litigation. Group Inc. and its subsidiary, GS Power Holdings LLC (GS Power), as well as Metro, a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violation of federal antitrust laws and other federal and state laws in connection with the management of aluminum storage facilities. The complaints seek declaratory, injunctive and other equitable relief as well as unspecified monetary damages, including treble damages. On August 29, 2014, the court granted the Goldman Sachs defendants’ motion to dismiss. Certain plaintiffs appealed on September 24, 2014, and the remaining plaintiffs filed proposed amended complaints on October 9 and 10, 2014.

Group Inc., GS Power, Metro and GSI are among the defendants named in putative class actions, filed beginning on May 23, 2014 in the U.S. District Court for the Southern District of New York, based on similar alleged violations of the federal antitrust laws in connection with the management of zinc storage facilities.

GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014, in the U.S. District Court for the Southern District of New York. The complaints generally allege that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief as well as treble damages in an unspecified amount.

ISDAFIX-Related Litigation. GS&Co. is among the defendants named in several putative class actions relating to trading in interest rate derivatives, filed beginning in September 2014 in the U.S. District Court for the Southern District of New York. The complaints generally allege that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate the ISDAFIX benchmark and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On December 12, 2014, defendants moved to dismiss the consolidated amended complaint, and on February 12, 2015, the plaintiffs filed a second amended consolidated complaint.

Currencies-Related Litigation. GS&Co. and Group Inc. are among the defendants named in several putative antitrust class actions relating to trading in the foreign exchange markets, filed beginning in December 2013 in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On February 13, 2014, the cases were consolidated into one action. On February 28, 2014, Group Inc. was named in a separate putative class action on behalf of non-U.S. plaintiffs containing substantially similar allegations, which was not consolidated but was coordinated with the other proceedings for pretrial purposes; that complaint was amended on April 30, 2014. On January 28, 2015, the court denied defendants’ motion to dismiss the consolidated action and granted defendants’ motion to dismiss the amended complaint on behalf of the non-U.S. plaintiffs.

Regulatory Investigations and Reviews and Related Litigation. Group Inc. and certain of its affiliates are subject to a number of other investigations and reviews by, and in some cases have received subpoenas and requests for documents and information from, various governmental and regulatory bodies and self-regulatory organizations and litigation relating to various matters relating to the firm’s businesses and operations, including:

•	The 2008 financial crisis;

•	The public offering process;

•	The firm’s investment management and financial advisory services;

•	Conflicts of interest;

•	Research practices, including research independence and interactions between research analysts and other firm personnel, including investment banking personnel, as well as third parties;

Goldman Sachs 2014 Form 10-K	217

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

•

The sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, including compliance with the SEC’s short sale rule, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system, futures trading, options trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates and the ISDAFIX benchmark rates;

•	Compliance with the U.S. Foreign Corrupt Practices Act, including with respect to the firm’s hiring practices;

•	The firm’s system of risk management and controls; and

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

Defined Benefit Pension Plans and Postretirement Plans

Employees of certain non-U.S. subsidiaries participate in various defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. The firm maintains a defined benefit pension plan for certain U.K. employees. As of April 2008, the U.K. defined benefit plan was closed to new participants, but allows existing participants to continue to accrue benefits. In 2014, the firm notified plan participants that it intends to close the U.K. defined benefit plan to future benefit accruals after March 31, 2016. The non-U.S. plans do not have a material impact on the firm’s consolidated results of operations.

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

The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated statements of financial condition. As of December 2014, “Other assets” and “Other liabilities and accrued expenses” included $273 million (related to overfunded pension plans) and $739 million, respectively, related to these plans. As of December 2013, “Other assets” and “Other liabilities and accrued expenses” included $179 million (related to overfunded pension plans) and $482 million, respectively, related to these plans.

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $223 million for 2014, $219 million for 2013 and $221 million for 2012.

218	Goldman Sachs 2014 Form 10-K

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

Stock Incentive Plan

The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (2013) (2013 SIP), which provides for grants of RSUs, restricted stock, dividend equivalent rights, incentive stock options, nonqualified stock options, stock appreciation rights, and other share-based awards, each of which may be subject to performance conditions. On May 23, 2013, shareholders approved the 2013 SIP. The 2013 SIP replaces The Goldman Sachs Amended and Restated Stock Incentive Plan (SIP) previously in effect, and applies to awards granted on or after the date of approval.

The total number of shares of common stock that may be delivered pursuant to awards granted under the 2013 SIP cannot exceed 60 million shares, subject to adjustment for certain changes in corporate structure as permitted under the 2013 SIP. The 2013 SIP is scheduled to terminate on the date of the annual meeting of shareholders that occurs in 2016. As of December 2014, 45.7 million shares were available for grant under the 2013 SIP.

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

The table below presents the activity related to RSUs.

	Restricted Stock Units Outstanding			Weighted Average Grant-Date Fair Value of Restricted Stock Units Outstanding
	Future Service Required		No Future Service Required	Future Service Required	No Future Service Required
Outstanding, December 2013	8,226,869	[4]	21,002,821	$118.91	$117.53

Granted [1,2]	4,832,540		9,567,783	155.13	149.52

Forfeited	(800,429)		(158,958)	130.57	139.02

Delivered [3]	—		(14,723,912)	—	121.60

Vested [2]	(5,602,111)		5,602,111	119.78	119.78
Outstanding, December 2014	6,656,869	[4]	21,289,845	143.07	129.52

1.

The weighted average grant-date fair value of RSUs granted during 2014, 2013 and 2012 was $151.40, $122.59 and $84.72, respectively. The fair value of the RSUs granted during 2014, 2013 and 2012 includes a liquidity discount of 13.8%, 13.7% and 21.7%, respectively, to reflect post-vesting transfer restrictions of up to 4 years.

2.	The aggregate fair value of awards that vested during 2014, 2013 and 2012 was $2.39 billion, $2.26 billion and $1.57 billion, respectively.

3.	Includes RSUs that were cash settled.

4.	Includes restricted stock subject to future service requirements as of December 2014 and December 2013 of 20,651 and 4,768 shares, respectively.

In the first quarter of 2015, the firm granted to its employees 14.0 million year-end RSUs, of which 3.6 million RSUs require future service as a condition of delivery. These awards are subject to additional conditions as outlined in the award agreements. Generally, shares underlying these awards, net of required withholding tax, deliver over a three-year period but are subject to post-vesting transfer restrictions through January 2020. These grants are not included in the table above.

Goldman Sachs 2014 Form 10-K	219

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

The table below presents the activity related to stock options.

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Life (years)
Outstanding, December 2013	42,565,241	$ 99.37	$3,465	4.60

Exercised	(22,609,903)	80.81
Outstanding, December 2014	19,955,338	120.40	1,516	3.28
Exercisable, December 2014	19,955,338	120.40	1,516	3.28

The total intrinsic value of options exercised during 2014, 2013 and 2012 was $2.03 billion, $26 million and $151 million, respectively.

The table below presents options outstanding.

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$ 75.00 - $ 89.99	12,236,264	$ 78.78	4.00

90.00 - 119.99	—	—	—

120.00 - 134.99	1,737,950	131.64	0.92

135.00 - 194.99	—	—	—

195.00 - 209.99	5,981,124	202.27	2.48
Outstanding, December 2014	19,955,338	120.40	3.28

As of December 2014, there was $468 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.53 years.

The table below presents the share-based compensation and the related excess tax benefit/(provision).

	Year Ended December
$ in millions	2014	2013	2012
Share-based compensation	$2,101	$2,039	$1,338

Excess net tax benefit related to options exercised	549	3	53

Excess net tax benefit/(provision) related to share-based awards [1]	788	94	(11)

1.	Represents the net tax benefit/(provision) recognized in additional paid-in capital on stock options exercised and the delivery of common stock underlying share-based awards.

220	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 30.

Parent Company

Group Inc. — Condensed Statements of Earnings
	Year Ended December
$ in millions	2014	2013	2012
Revenues
Dividends from subsidiaries
Bank subsidiaries	$ 16	$2,000	$ —

Nonbank subsidiaries	2,739	4,176	3,622

Undistributed earnings of subsidiaries	5,330	1,086	3,682

Other revenues	826	2,209	1,567
Total non-interest revenues	8,911	9,471	8,871

Interest income	3,769	4,048	4,751

Interest expense	3,802	4,161	4,287
Net interest income/(loss)	(33)	(113)	464
Net revenues, including net interest income	8,878	9,358	9,335
Operating expenses
Compensation and benefits	411	403	452

Other expenses	282	424	448
Total operating expenses	693	827	900
Pre-tax earnings	8,185	8,531	8,435

Provision/(benefit) for taxes	(292)	491	960
Net earnings	8,477	8,040	7,475

Preferred stock dividends	400	314	183
Net earnings applicable to common shareholders	$8,077	$7,726	$7,292

Group Inc. — Condensed Statements of Financial Condition
	As of December
$ in millions	2014	2013
Assets
Cash and cash equivalents	$ 42	$ 17

Loans to and receivables from subsidiaries
Bank subsidiaries	8,222	5,366

Nonbank subsidiaries [1]	171,121	169,653

Investments in subsidiaries and other affiliates
Bank subsidiaries	22,393	20,972

Nonbank subsidiaries and other affiliates	57,311	52,422

Financial instruments owned, at fair value	11,812	16,065

Other assets	7,629	7,575
Total assets	$278,530	$272,070
Liabilities and shareholders’ equity
Payables to subsidiaries	$ 129	$ 489

Financial instruments sold, but not yet purchased, at fair value	169	421

Unsecured short-term borrowings
With third parties [2]	31,022	30,611

With subsidiaries	1,955	4,289

Unsecured long-term borrowings
With third parties [3]	158,613	153,576

With subsidiaries [4]	1,616	1,587

Other liabilities and accrued expenses	2,229	2,630
Total liabilities	195,733	193,603

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock	9,200	7,200

Common stock	9	8

Share-based awards	3,766	3,839

Additional paid-in capital	50,049	48,998

Retained earnings	78,984	71,961

Accumulated other comprehensive loss	(743)	(524)

Stock held in treasury, at cost	(58,468)	(53,015)
Total shareholders’ equity	82,797	78,467
Total liabilities and shareholders’ equity	$278,530	$272,070

Group Inc. — Condensed Statements of Cash Flows
	Year Ended December
$ in millions	2014	2013	2012
Cash flows from operating activities
Net earnings	$ 8,477	$ 8,040	$ 7,475

Adjustments to reconcile net earnings to net cash provided by operating activities
Undistributed earnings of subsidiaries	(5,330)	(1,086)	(3,682)

Depreciation and amortization	42	15	15

Deferred income taxes	(4)	1,398	(1,258)

Share-based compensation	188	194	81

Gain on extinguishment of junior subordinated debt	(289)	—	—

Changes in operating assets and liabilities
Financial instruments owned, at fair value	6,766	(3,235)	2,197

Financial instruments sold, but not yet purchased, at fair value	(252)	183	(3)

Other, net	(5,793)	586	1,888
Net cash provided by operating activities	3,805	6,095	6,713

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(15)	(3)	(12)

Repayments/(issuances) of short-term loans by/(to) subsidiaries, net	(4,099)	(5,153)	6,584

Issuance of term loans to subsidiaries	(8,803)	(2,174)	(17,414)

Repayments of term loans by subsidiaries	3,979	7,063	18,715

Capital distributions from/(contributions to) subsidiaries, net	865	655	(298)
Net cash provided by/(used for) investing activities	(8,073)	388	7,575

Cash flows from financing activities
Unsecured short-term borrowings, net	963	1,296	(2,647)

Proceeds from issuance of long-term borrowings	37,101	28,458	26,160

Repayment of long-term borrowings, including the current portion	(27,931)	(29,910)	(35,608)

Purchase of trust preferred securities and senior guaranteed trust securities	(1,801)	—	—

Common stock repurchased	(5,469)	(6,175)	(4,640)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,454)	(1,302)	(1,086)

Proceeds from issuance of preferred stock, net of issuance costs	1,980	991	3,087

Proceeds from issuance of common stock, including exercise of share-based awards	123	65	317

Excess tax benefit related to share-based awards	782	98	130

Cash settlement of share-based awards	(1)	(1)	(1)
Net cash provided by/(used for) financing activities	4,293	(6,480)	(14,288)
Net increase in cash and cash equivalents	25	3	—

Cash and cash equivalents, beginning of year	17	14	14
Cash and cash equivalents, end of year	$ 42	$ 17	$ 14

SUPPLEMENTAL DISCLOSURES:

Cash payments for third-party interest, net of capitalized interest, were $4.31 billion, $2.78 billion and $5.11 billion for 2014, 2013 and 2012, respectively.

Cash payments for income taxes, net of refunds, were $2.35 billion, $3.21 billion and $1.59 billion for 2014, 2013 and 2012, respectively.

Non-cash activity:

During 2014, the firm exchanged $1.58 billion of Trust Preferred Securities, common beneficial interests and senior guaranteed trust securities held by the firm for $1.87 billion of the firm’s junior subordinated debt held by the issuing trusts. Following the exchange, this junior subordinated debt was extinguished.

1.	Primarily includes overnight loans, the proceeds of which can be used to satisfy the short-term obligations of Group Inc.
2.	Includes $5.88 billion and $5.83 billion at fair value for 2014 and 2013, respectively.
3.	Includes $11.66 billion and $8.67 billion at fair value for 2014 and 2013, respectively.
4.	Unsecured long-term borrowings with subsidiaries by maturity date are $186 million in 2016, $338 million in 2017, $159 million in 2018, $44 million in 2019, and $889 million in 2020-thereafter.

Goldman Sachs 2014 Form 10-K	221

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Quarterly Results (unaudited)

The following represents the firm’s unaudited quarterly results for 2014 and 2013. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal, recurring nature.

	Three Months Ended
in millions, except per share data	December 2014	September 2014	June 2014	March 2014
Non-interest revenues	$6,727	$7,338	$8,125	$8,291

Interest income	2,134	2,297	2,579	2,594

Interest expense	1,173	1,248	1,579	1,557
Net interest income	961	1,049	1,000	1,037
Net revenues, including net interest income	7,688	8,387	9,125	9,328

Operating expenses [1]	4,478	5,082	6,304	6,307
Pre-tax earnings	3,210	3,305	2,821	3,021

Provision for taxes	1,044	1,064	784	988
Net earnings	2,166	2,241	2,037	2,033

Preferred stock dividends	134	98	84	84
Net earnings applicable to common shareholders	$2,032	$2,143	$1,953	$1,949
Earnings per common share
Basic	$ 4.50	$ 4.69	$ 4.21	$ 4.15

Diluted	4.38	4.57	4.10	4.02

Dividends declared per common share	0.60	0.55	0.55	0.55

	Three Months Ended
in millions, except per share data	December 2013	September 2013	June 2013	March 2013
Non-interest revenues	$7,981	$5,882	$7,786	$9,165

Interest income	2,391	2,398	2,663	2,608

Interest expense	1,590	1,558	1,837	1,683
Net interest income	801	840	826	925
Net revenues, including net interest income	8,782	6,722	8,612	10,090

Operating expenses [1]	5,230	4,555	5,967	6,717
Pre-tax earnings	3,552	2,167	2,645	3,373

Provision for taxes	1,220	650	714	1,113
Net earnings	2,332	1,517	1,931	2,260

Preferred stock dividends	84	88	70	72
Net earnings applicable to common shareholders	$2,248	$1,429	$1,861	$2,188
Earnings per common share
Basic	$ 4.80	$ 3.07	$ 3.92	$ 4.53

Diluted	4.60	2.88	3.70	4.29

Dividends declared per common share	0.55	0.50	0.50	0.50

1.	The timing and magnitude of changes in the firm’s discretionary compensation accruals can have a significant effect on results in a given quarter.

222	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Common Stock Price Range

The table below presents the high and low sales prices per share of the firm’s common stock.

	Year Ended December
	2014		2013		2012
	High	Low	High	Low	High	Low
First quarter	$181.13	$159.77	$159.00	$129.62	$128.72	$ 92.42

Second quarter	171.08	151.65	168.20	137.29	125.54	90.43

Third quarter	188.58	161.53	170.00	149.28	122.60	91.15

Fourth quarter	198.06	171.26	177.44	152.83	129.72	113.84

As of February 6, 2015, there were 10,230 holders of record of the firm’s common stock.

On February 6, 2015, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $183.43 per share.

Common Stock Performance

The following graph and table compare the performance of an investment in the firm’s common stock from December 31, 2009 (the last trading day before the firm’s 2010 fiscal year) through December 31, 2014, with the S&P 500 Index and the S&P 500 Financials Index. The graph and table assume $100 was invested on

December 31, 2009 in each of the firm’s common stock, the S&P 500 Index and the S&P 500 Financials Index, and the dividends were reinvested on the date of payment without payment of any commissions. The performance shown represents past performance and should not be considered an indication of future performance.

	As of December
	2009	2010	2011	2012	2013	2014
The Goldman Sachs Group, Inc.	$100.00	$100.54	$ 54.69	$ 78.41	$110.39	$122.29

S&P 500 Index	100.00	115.06	117.49	136.27	180.40	205.08

S&P 500 Financials Index	100.00	112.13	93.00	119.73	162.34	186.98

Goldman Sachs 2014 Form 10-K	223

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Selected Financial Data

	Year Ended or as of December
	2014	2013	2012	2011	2010
Income statement data ($ in millions)
Non-interest revenues	$ 30,481	$ 30,814	$ 30,283	$ 23,619	$ 33,658

Interest income	9,604	10,060	11,381	13,174	12,309

Interest expense	5,557	6,668	7,501	7,982	6,806
Net interest income	4,047	3,392	3,880	5,192	5,503
Net revenues, including net interest income	34,528	34,206	34,163	28,811	39,161

Compensation and benefits	12,691	12,613	12,944	12,223	15,376

U.K. bank payroll tax	—	—	—	—	465

Non-compensation expenses	9,480	9,856	10,012	10,419	10,428
Pre-tax earnings	$ 12,357	$ 11,737	$ 11,207	$ 6,169	$ 12,892
Balance sheet data ($ in millions)
Total assets	$856,240	$911,507	$938,555	$923,225	$911,332

Other secured financings (long-term)	7,249	7,524	8,965	8,179	13,848

Unsecured long-term borrowings	167,571	160,965	167,305	173,545	174,399

Total liabilities	773,443	833,040	862,839	852,846	833,976

Total shareholders’ equity	82,797	78,467	75,716	70,379	77,356
Common share data (in millions, except per share amounts)
Earnings per common share
Basic	$ 17.55	$ 16.34	$ 14.63	$ 4.71	$ 14.15

Diluted	17.07	15.46	14.13	4.51	13.18

Dividends declared per common share	2.25	2.05	1.77	1.40	1.40

Book value per common share [1]	163.01	152.48	144.67	130.31	128.72
Average common shares outstanding
Basic	458.9	471.3	496.2	524.6	542.0

Diluted	473.2	499.6	516.1	556.9	585.3
Selected data (unaudited)
Total staff
Americas	17,400	16,600	16,400	17,200	19,900

Non-Americas	16,600	16,300	16,000	16,100	15,800
Total staff	34,000	32,900	32,400	33,300	35,700
Assets under supervision ($ in billions)
Asset class
Alternative investments	$ 143	$ 142	$ 151	$ 148	$ 150

Equity	236	208	153	147	162

Fixed income	516	446	411	353	346
Long-term assets under supervision	895	796	715	648	658

Liquidity products	283	246	250	247	259
Total assets under supervision	$ 1,178	$ 1,042	$ 965	$ 895	$ 917

1.

Book value per common share is based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 451.5 million, 467.4 million, 480.5 million, 516.3 million and 546.9 million as of December 2014, December 2013, December 2012, December 2011 and December 2010, respectively.

224	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The table below presents a summary of consolidated average balances and interest rates. Assets, liabilities and interest are classified as U.S. and non-U.S.-based on the location of the legal entity in which the assets and liabilities are held.

	Year Ended December
	2014			2013			2012
$ in millions	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Assets
Deposits with banks	$ 59,135	$ 164	0.28%	$ 61,921	$ 186	0.30%	$ 52,500	$ 156	0.30%

U.S.	53,606	144	0.27%	56,848	167	0.29%	49,123	132	0.27%

Non-U.S.	5,529	20	0.36%	5,073	19	0.37%	3,377	24	0.71%

Securities borrowed, securities purchased under agreements to resell and federal funds sold	302,321	(81)	(0.03)%	327,748	43	0.01%	331,828	(77)	(0.02)%

U.S.	193,555	(514)	(0.27)%	198,677	(289)	(0.15)%	191,166	(431)	(0.23)%

Non-U.S.	108,766	433	0.40%	129,071	332	0.26%	140,662	354	0.25%

Financial instruments owned, at fair value [1]	271,810	7,452	2.74%	292,965	8,159	2.78%	310,982	9,817	3.16%

U.S.	170,647	5,045	2.96%	182,158	5,353	2.94%	190,490	6,548	3.44%

Non-U.S.	101,163	2,407	2.38%	110,807	2,806	2.53%	120,492	3,269	2.71%

Loans receivable	22,425	708	3.16%	10,296	296	2.87%	5,617	150	2.67%

U.S.	21,459	650	3.03%	9,736	268	2.75%	5,526	148	2.68%

Non-U.S.	966	58	6.00%	560	28	5.00%	91	2	2.20%

Other interest-earning assets [2]	140,733	1,361	0.97%	138,775	1,376	0.99%	130,810	1,335	1.02%

U.S.	85,811	813	0.95%	81,759	796	0.97%	84,545	826	0.98%

Non-U.S.	54,922	548	1.00%	57,016	580	1.02%	46,265	509	1.10%
Total interest-earning assets	796,424	9,604	1.21%	831,705	10,060	1.21%	831,737	11,381	1.37%

Cash and due from banks	5,237			6,212			7,357

Other non-interest-earning assets [1]	93,002			106,095			107,702
Total assets	$894,663			$944,012			$946,796
Liabilities
Interest-bearing deposits	$ 73,286	$ 333	0.45%	$ 69,707	$ 387	0.56%	$ 56,399	$ 399	0.71%

U.S.	62,717	286	0.46%	60,824	352	0.58%	48,668	362	0.74%

Non-U.S.	10,569	47	0.44%	8,883	35	0.39%	7,731	37	0.48%

Securities loaned and securities sold under agreements to repurchase	131,911	431	0.33%	178,686	576	0.32%	177,550	822	0.46%

U.S.	79,517	206	0.26%	114,884	242	0.21%	121,145	380	0.31%

Non-U.S.	52,394	225	0.43%	63,802	334	0.52%	56,405	442	0.78%

Financial instruments sold, but not yet purchased, at fair value [1]	82,219	1,741	2.12%	92,913	2,054	2.21%	94,740	2,438	2.57%

U.S.	39,708	828	2.09%	37,923	671	1.77%	41,436	852	2.06%

Non-U.S.	42,511	913	2.15%	54,990	1,383	2.52%	53,304	1,586	2.98%

Short-term borrowings [3]	64,594	447	0.69%	60,926	394	0.65%	70,359	581	0.83%

U.S.	45,843	413	0.90%	40,511	365	0.90%	47,614	479	1.01%

Non-U.S.	18,751	34	0.18%	20,415	29	0.14%	22,745	102	0.45%

Long-term borrowings [3]	172,047	3,460	2.01%	174,195	3,752	2.15%	176,698	3,736	2.11%

U.S.	164,844	3,327	2.02%	168,106	3,635	2.16%	170,163	3,582	2.11%

Non-U.S.	7,203	133	1.85%	6,089	117	1.92%	6,535	154	2.36%

Other interest-bearing liabilities [4]	215,911	(855)	(0.40)%	203,482	(495)	(0.24)%	206,790	(475)	(0.23)%

U.S.	153,600	(1,222)	(0.80)%	144,888	(904)	(0.62)%	150,986	(988)	(0.65)%

Non-U.S.	62,311	367	0.59%	58,594	409	0.70%	55,804	513	0.92%
Total interest-bearing liabilities	739,968	5,557	0.75%	779,909	6,668	0.85%	782,536	7,501	0.96%

Non-interest-bearing deposits	799			655			324

Other non-interest-bearing liabilities [1]	73,057			86,095			91,406
Total liabilities	813,824			866,659			874,266

Shareholders’ equity
Preferred stock	8,585			6,892			4,392

Common stock	72,254			70,461			68,138
Total shareholders’ equity	80,839			77,353			72,530
Total liabilities and shareholders’ equity	$894,663			$944,012			$946,796
Interest rate spread			0.46%			0.36%			0.41%

Net interest income and net yield on interest-earning assets		$ 4,047	0.51%		$ 3,392	0.41%		$ 3,880	0.47%

U.S.		2,300	0.44%		1,934	0.37%		2,556	0.49%

Non-U.S.		1,747	0.64%		1,458	0.48%		1,324	0.43%

Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			34.07%			36.37%			37.38%

Liabilities			26.18%			27.28%			25.88%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

3.	Interest rates include the effects of interest rate swaps accounted for as hedges.

4.	Substantially all consists of certain payables to customers and counterparties.

Goldman Sachs 2014 Form 10-K	225

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Changes in Net Interest Income, Volume and Rate Analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes. In this analysis,

changes due to volume/rate variance have been allocated to volume.

	Year Ended
	December 2014 versus December 2013			December 2013 versus December 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
$ in millions	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
Deposits with banks	$ (7)	$ (15)	$ (22)	$ 29	$ 1	$ 30

U.S.	(9)	(14)	(23)	23	12	35

Non-U.S.	2	(1)	1	6	(11)	(5)

Securities borrowed, securities purchased under agreements to resell and federal funds sold	(67)	(57)	(124)	(41)	161	120

U.S.	14	(239)	(225)	(11)	153	142

Non-U.S.	(81)	182	101	(30)	8	(22)

Financial instruments owned, at fair value	(569)	(138)	(707)	(490)	(1,168)	(1,658)

U.S.	(340)	32	(308)	(245)	(950)	(1,195)

Non-U.S.	(229)	(170)	(399)	(245)	(218)	(463)

Loans receivable	379	33	412	139	7	146

U.S.	355	27	382	116	4	120

Non-U.S.	24	6	30	23	3	26

Other interest-earning assets	17	(32)	(15)	82	(41)	41

U.S.	38	(21)	17	(27)	(3)	(30)

Non-U.S.	(21)	(11)	(32)	109	(38)	71
Change in interest income	(247)	(209)	(456)	(281)	(1,040)	(1,321)
Interest-bearing liabilities
Interest-bearing deposits	16	(70)	(54)	75	(87)	(12)

U.S.	9	(75)	(66)	70	(80)	(10)

Non-U.S.	7	5	12	5	(7)	(2)

Securities loaned and securities sold under agreements to repurchase	(141)	(4)	(145)	26	(272)	(246)

U.S.	(92)	56	(36)	(13)	(125)	(138)

Non-U.S.	(49)	(60)	(109)	39	(147)	(108)

Financial instruments sold, but not yet purchased, at fair value	(231)	(82)	(313)	(20)	(364)	(384)

U.S.	37	120	157	(62)	(119)	(181)

Non-U.S.	(268)	(202)	(470)	42	(245)	(203)

Short-term borrowings	45	8	53	(67)	(120)	(187)

U.S.	48	—	48	(64)	(50)	(114)

Non-U.S.	(3)	8	5	(3)	(70)	(73)

Long-term borrowings	(45)	(247)	(292)	(53)	69	16

U.S.	(66)	(242)	(308)	(44)	97	53

Non-U.S.	21	(5)	16	(9)	(28)	(37)

Other interest-bearing liabilities	(47)	(313)	(360)	57	(77)	(20)

U.S.	(69)	(249)	(318)	38	46	84

Non-U.S.	22	(64)	(42)	19	(123)	(104)
Change in interest expense	(403)	(708)	(1,111)	18	(851)	(833)
Change in net interest income	$ 156	$ 499	$ 655	$(299)	$ (189)	$ (488)

226	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Deposits

The tables below present a summary of the firm’s interest-bearing deposits.

	Average Balances for the Year Ended December
$ in millions	2014	2013	2012
U.S.:
Savings [1]	$41,785	$39,411	$32,235

Time	20,932	21,413	16,433
Total U.S. deposits	62,717	60,824	48,668
Non-U.S.:
Demand	4,571	4,613	5,318

Time	5,998	4,270	2,413
Total Non-U.S. deposits	10,569	8,883	7,731
Total deposits	$73,286	$69,707	$56,399

1.	Amounts are available for withdrawal upon short notice, generally within seven days.

	Average Interest Rates for the Year Ended December
	2014	2013	2012
U.S.:
Savings	0.23%	0.30%	0.42%

Time	0.91%	1.09%	1.38%

Total U.S. deposits	0.46%	0.58%	0.74%

Non-U.S.:
Demand	0.18%	0.22%	0.30%

Time	0.65%	0.59%	0.87%

Total Non-U.S. deposits	0.44%	0.39%	0.48%

Total deposits	0.45%	0.56%	0.71%

Short-term and Other Borrowed Funds

The tables below present a summary of the firm’s securities loaned and securities sold under agreements to repurchase, and short-term borrowings. These borrowings generally mature within one year of the financial statement date and include borrowings that are redeemable at the option of the holder within one year of the financial statement date.

	Securities Loaned and Securities Sold Under Agreements to Repurchase as of December
$ in millions	2014	2013	2012
Amounts outstanding at year-end	$ 93,785	$183,527	$185,572

Average outstanding during the year	131,911	178,686	177,550

Maximum month-end outstanding	178,049	196,393	198,456

Weighted average interest rate
During the year	0.33%	0.32%	0.46%

At year-end	0.31%	0.28%	0.44%

	Short-Term Borrowings as of December
$ in millions	2014	2013	2012
Amounts outstanding at year-end [1]	$ 60,100	$ 61,982	$ 67,349

Average outstanding during the year	64,594	60,926	70,359

Maximum month-end outstanding	68,572	66,978	75,280

Weighted average interest rate [2]
During the year	0.69%	0.65%	0.83%

At year-end	0.68%	0.89%	0.79%

1.	Includes short-term secured financings of $15.56 billion, $17.29 billion and $23.05 billion as of December 2014, December 2013 and December 2012, respectively.

2.	The weighted average interest rates for these borrowings include the effect of hedging activities.

Goldman Sachs 2014 Form 10-K	227

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Cross-border Outstandings

Cross-border outstandings are based on the Federal Financial Institutions Examination Council’s (FFIEC) guidelines for reporting cross-border information and represent the amounts that the firm may not be able to obtain from a foreign country due to country-specific events, including unfavorable economic and political conditions, economic and social instability, and changes in government policies.

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

The tables below present cross-border outstandings and commitments for each country in which cross-border outstandings exceed 0.75% of consolidated assets in accordance with the FFIEC guidelines and include cash, receivables, securities purchased under agreements to resell, securities borrowed and cash financial instruments, but exclude derivative instruments. Securities purchased under agreements to resell and securities borrowed are presented gross, without reduction for related securities collateral held. Margin loans (included in receivables) are presented based on the amount of collateral advanced by the counterparty. Substantially all commitments in the table below consist of commitments to extend credit and forward starting resale and securities borrowing agreements.

$ in millions Country	As of December 2014
	Banks	Governments	Other		Total	Commitments
Cayman Islands	$ 2	$ —	$35,829		$35,831	$ 2,658

France	4,730	4,932	18,261	[1]	27,923	12,214

Japan	13,862	373	10,763		24,998	11,413

Germany	5,362	4,479	10,629		20,470	4,631

United Kingdom	1,870	282	8,821		10,973	11,755

Italy	3,331	4,173	2,215		9,719	783

China	2,474	1,952	4,984		9,410	6

$ in millions Country	As of December 2013
	Banks	Governments	Other		Total	Commitments
Cayman Islands	$ 12	$ 1	$35,969		$35,982	$ 1,671

Japan	23,026	123	11,981		35,130	5,086

France	12,427	2,871	16,567	[1]	31,865	12,060

Germany	5,148	4,336	7,793		17,277	4,716

Spain	7,002	2,281	2,491		11,774	1,069

United Kingdom	2,688	217	7,321		10,226	19,014

Netherlands	1,785	540	5,786		8,111	1,962

$ in millions Country	As of December 2012
	Banks	Governments	Other		Total		Commitments
Cayman Islands	$ —	$ —	$39,283		$39,283		$ 1,088

France	6,991	2,370	23,161	[1]	32,522		18,846

Japan	16,679	19	8,908		25,606		9,635

Germany	4,012	10,976	7,912		22,900		4,887

Spain	3,790	4,237	1,816		9,843		473

Ireland	438	68	7,057		7,563	[2]	176

United Kingdom	1,422	237	5,874		7,533		20,327

China	2,564	1,265	3,564		7,393		—

Brazil	1,383	3,704	2,280		7,367		865

Switzerland	3,706	230	3,133		7,069		1,305

1.	Primarily comprised of secured lending transactions with a clearing house.
2.	Primarily comprised of interests in and receivables from funds domiciled in Ireland, but whose underlying investments are primarily located outside of Ireland, and secured lending transactions.

228	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two years.

Item 9A.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of the 2014 Form 10-K.

Item 9B.    Other Information

Effective February 20, 2015, the Board approved an amendment to our Amended and Restated By-Laws solely to change three references to the “Corporate Governance, Nominating and Public Responsibilities Committee” to the “Corporate Governance and Nominating Committee,” reflecting a change in the name of that Board committee.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on page 44 of the 2014 Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2014 (2015 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included under “Available Information” in Part I, Item 1 of the 2014 Form 10-K.

Item 11.    Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2015 Proxy Statement and is incorporated herein by reference.

Goldman Sachs 2014 Form 10-K	229

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2015 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2014, the last day of 2014, regarding securities to be issued on exercise of outstanding stock options or pursuant to outstanding restricted stock units and securities remaining available for issuance under our equity compensation plans that were in effect during 2014.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan (2013) [1]	47,970,886	[2]	$120.40	[3]	45,678,241 [4]

Equity compensation plans not approved by security holders	None	—		—		—
Total		47,970,886	[2]			45,678,241 [4]

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

2.

Includes: (i) 19,955,338 shares of common stock that may be issued upon exercise of outstanding options and (ii) 28,015,548 shares that may be issued pursuant to outstanding restricted stock units. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding.

3.

This weighted average exercise price relates only to the options described in footnote 2. Shares underlying restricted stock units are deliverable without the payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted average exercise price.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be in the 2015 Proxy Statement and is incorporated herein by reference.

230	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in the 2014 Form 10-K are included in Part II, Item 8 hereof.

2. Exhibits

2.1	Plan of Incorporation (incorporated by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-74449)).

3.1

Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on May 9, 2014).

3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of February 20, 2015.

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

4.7

First Supplemental Indenture, dated as of February 20, 2015, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee, with respect to the Senior Debt Indenture, dated as of October 10, 2008.

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

Goldman Sachs 2014 Form 10-K	231

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

10.6	Amended and Restated Shareholders’ Agreement, effective as of January 15, 2015, among The Goldman Sachs Group, Inc. and various parties.

10.7	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (No. 333-75213)).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).

10.10	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).

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

10.16

The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors (terminated as of December 15, 2008) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †

10.17	Form of Year-End Option Award Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.18

Form of Year-End RSU Award Agreement (French alternative award) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.19

Amendments to 2005 and 2006 Year-End RSU and Option Award Agreements (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †

10.20	Form of Non-Employee Director Option Award Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.21	Form of Non-Employee Director RSU Award Agreement. †

232	Goldman Sachs 2014 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.22

Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 26, 2005).

10.23

General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).

10.24

Goldman, Sachs & Co. Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †

10.25

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

10.27	Description of PMD Retiree Medical Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 29, 2008). †

10.28

Letter, dated June 28, 2008, from The Goldman Sachs Group, Inc. to Mr. Lakshmi N. Mittal (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 30, 2008). †

10.29

General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S-3, filed March 19, 2009).

10.30

Guarantee Agreement, dated November 28, 2008 and amended effective as of January 1, 2010, between The Goldman Sachs Group, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.31

Collateral Agreement, dated November 28, 2008, between The Goldman Sachs Group, Inc., Goldman Sachs Bank USA and each other party that becomes a pledgor pursuant thereto (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).

10.32	Form of One-Time RSU Award Agreement. †

10.33	Amendments to Certain Equity Award Agreements (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.34

Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.35	Form of Signature Card for Equity Awards. †

10.36	Form of Year-End RSU Award Agreement (not fully vested). †

10.37	Form of Year-End RSU Award Agreement (fully vested). †

10.38	Form of Year-End RSU Award Agreement (Base and/or Supplemental). †

10.39	Form of Year-End Short-Term RSU Award Agreement. †

10.40

Form of Year-End Restricted Stock Award Agreement (fully vested) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).  †

10.41	Form of Year-End Restricted Stock Award Agreement (Base and/or Supplemental). †

10.42	Form of Year-End Short-Term Restricted Stock Award Agreement. †

10.43	Form of Fixed Allowance RSU Award Agreement. †

Goldman Sachs 2014 Form 10-K	233

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

10.50

Amended and Restated General Guarantee Agreement, dated November 21, 2011, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2011).

10.51	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †

10.52	Description of Compensation Arrangements with Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012). †

10.53	The Goldman Sachs Group, Inc. Clawback Policy, effective as of January 1, 2015.

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.

99.2	Debt and trust securities registered under Section 12(b) of the Exchange Act.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (iii) the Consolidated Statements of Financial Condition as of December 31, 2014 and December 31, 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, and (vi) the notes to the Consolidated Financial Statements.

† This exhibit is a management contract or a compensatory plan or arrangement.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

234	Goldman Sachs 2014 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Harvey M. Schwartz
	Name:	Harvey M. Schwartz
	Title:	Chief Financial Officer

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lloyd C. Blankfein Lloyd C. Blankfein	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 20, 2015

/s/ M. Michele Burns M. Michele Burns	Director	February 20, 2015

/s/ Gary D. Cohn Gary D. Cohn	Director	February 20, 2015

/s/ Claes Dahlbäck Claes Dahlbäck	Director	February 20, 2015

/s/ Mark A. Flaherty Mark A. Flaherty	Director	February 20, 2015

/s/ William W. George William W. George	Director	February 20, 2015

/s/ James A. Johnson James A. Johnson	Director	February 20, 2015

/s/ Lakshmi N. Mittal Lakshmi N. Mittal	Director	February 20, 2015

II-1	Goldman Sachs 2014 Form 10-K

/s/ Adebayo O. Ogunlesi Adebayo O. Ogunlesi	Director	February 20, 2015

/s/ Peter Oppenheimer Peter Oppenheimer	Director	February 20, 2015

/s/ Debora L. Spar Debora L. Spar	Director	February 20, 2015

/s/ Mark E. Tucker Mark E. Tucker	Director	February 20, 2015

/s/ David A. Viniar David A. Viniar	Director	February 20, 2015

/s/ Mark O. Winkelman Mark O. Winkelman	Director	February 20, 2015

/s/ Harvey M. Schwartz Harvey M. Schwartz	Chief Financial Officer (Principal Financial Officer)	February 20, 2015

/s/ Sarah E. Smith Sarah E. Smith	Principal Accounting Officer	February 20, 2015

Goldman Sachs 2014 Form 10-K	II-2