Form 10-Q
period 2015-03-31
GOLDMAN SACHS GROUP INC
filed 2015-05-05
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 17, 2015, there were 432,015,889 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

Goldman Sachs March 2015 Form 10-Q	1

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March
in millions, except per share amounts	2015	2014
Revenues
Investment banking	$ 1,905	$1,779

Investment management	1,503	1,498

Commissions and fees	853	872

Market making	3,925	2,639

Other principal transactions	1,572	1,503
Total non-interest revenues	9,758	8,291

Interest income	2,035	2,594

Interest expense	1,176	1,557
Net interest income	859	1,037
Net revenues, including net interest income	10,617	9,328
Operating expenses
Compensation and benefits	4,459	4,011

Brokerage, clearing, exchange and distribution fees	638	595

Market development	139	138

Communications and technology	198	200

Depreciation and amortization	219	390

Occupancy	204	210

Professional fees	211	212

Other expenses	615	551
Total non-compensation expenses	2,224	2,296
Total operating expenses	6,683	6,307
Pre-tax earnings	3,934	3,021

Provision for taxes	1,090	988
Net earnings	2,844	2,033

Preferred stock dividends	96	84
Net earnings applicable to common shareholders	$ 2,748	$1,949
Earnings per common share
Basic	$ 6.05	$ 4.15

Diluted	5.94	4.02

Dividends declared per common share	$ 0.60	$ 0.55

Average common shares outstanding
Basic	453.3	468.6

Diluted	462.9	484.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March
$ in millions	2015	2014
Net earnings	$2,844	$2,033

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(25)	(29)

Pension and postretirement liabilities	(3)	(8)

Cash flow hedges	—	1
Other comprehensive loss	(28)	(36)
Comprehensive income	$2,816	$1,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2015 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions, except per share amounts	March 2015	December 2014
Assets
Cash and cash equivalents	$ 63,129	$ 57,600

Cash and securities segregated for regulatory and other purposes (includes $25,309 and $34,291 at fair value as of March 2015 and December 2014, respectively)	42,323	51,716

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $111,968 and $126,036 at fair value as of March 2015 and December 2014, respectively)	113,225	127,938

Securities borrowed (includes $63,045 and $66,769 at fair value as of March 2015 and December 2014, respectively)	166,673	160,722

Receivables:
Brokers, dealers and clearing organizations	39,712	30,671

Customers and counterparties (includes $6,194 and $6,944 at fair value as of March 2015 and December 2014, respectively)	58,590	63,808

Loans receivable	32,619	28,938

Financial instruments owned, at fair value (includes $63,184 and $64,473 pledged as collateral as of March 2015 and December 2014, respectively)	325,938	312,248

Other assets	23,249	22,599
Total assets	$865,458	$856,240
Liabilities and shareholders’ equity
Deposits (includes $13,830 and $13,523 at fair value as of March 2015 and December 2014, respectively)	$ 86,071	$ 83,008

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	85,833	88,215

Securities loaned (includes $805 and $765 at fair value as of March 2015 and December 2014, respectively)	6,736	5,570

Other secured financings (includes $22,799 and $21,450 at fair value as of March 2015 and December 2014, respectively)	24,093	22,809

Payables:
Brokers, dealers and clearing organizations	8,606	6,636

Customers and counterparties	214,681	206,936

Financial instruments sold, but not yet purchased, at fair value	132,809	132,083

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $18,637 and $18,826 at fair value as of March 2015 and December 2014, respectively)	44,367	44,540

Unsecured long-term borrowings (includes $17,558 and $16,005 at fair value as of March 2015 and December 2014, respectively)	163,682	167,571

Other liabilities and accrued expenses (includes $920 and $831 at fair value as of March 2015 and December 2014, respectively)	13,453	16,075
Total liabilities	780,331	773,443

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $9,200 as of both March 2015 and December 2014	9,200	9,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 861,211,162 and 852,784,764 shares issued as of March 2015 and December 2014, respectively, and 432,093,034 and 430,259,102 shares outstanding as of March 2015 and December 2014, respectively	9	9

Share-based awards	3,924	3,766

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	51,008	50,049

Retained earnings	81,455	78,984

Accumulated other comprehensive loss	(771)	(743)

Stock held in treasury, at cost, par value $0.01 per share; 429,118,130 and 422,525,664 shares as of March 2015 and December 2014, respectively	(59,698)	(58,468)
Total shareholders’ equity	85,127	82,797
Total liabilities and shareholders’ equity	$865,458	$856,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

$ in millions	Three Months Ended March 2015	Year Ended December 2014
Preferred stock
Balance, beginning of year	$ 9,200	$ 7,200

Issued	—	2,000
Balance, end of period	9,200	9,200

Common stock
Balance, beginning of year	9	8

Issued	—	1
Balance, end of period	9	9

Share-based awards
Balance, beginning of year	3,766	3,839

Issuance and amortization of share-based awards	1,818	2,079

Delivery of common stock underlying share-based awards	(1,604)	(1,725)

Forfeiture of share-based awards	(26)	(92)

Exercise of share-based awards	(30)	(335)
Balance, end of period	3,924	3,766

Additional paid-in capital
Balance, beginning of year	50,049	48,998

Delivery of common stock underlying share-based awards	1,691	2,206

Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,007)	(1,922)

Preferred stock issuance costs	—	(20)

Excess net tax benefit related to share-based awards	275	788

Cash settlement of share-based awards	—	(1)
Balance, end of period	51,008	50,049

Retained earnings
Balance, beginning of year	78,984	71,961

Net earnings	2,844	8,477

Dividends and dividend equivalents declared on common stock and share-based awards	(277)	(1,054)

Dividends declared on preferred stock	(96)	(400)
Balance, end of period	81,455	78,984

Accumulated other comprehensive loss
Balance, beginning of year	(743)	(524)

Other comprehensive loss	(28)	(219)
Balance, end of period	(771)	(743)

Stock held in treasury, at cost
Balance, beginning of year	(58,468)	(53,015)

Repurchased	(1,250)	(5,469)

Reissued	26	49

Other	(6)	(33)
Balance, end of period	(59,698)	(58,468)
Total shareholders’ equity	$ 85,127	$ 82,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2015 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March
$ in millions	2015	2014
Cash flows from operating activities
Net earnings	$ 2,844	$ 2,033

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	219	390

Share-based compensation	1,809	1,611

Gain related to extinguishment of junior subordinated debt	(34)	—

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	9,393	(10,509)

Receivables and payables (excluding loans receivable), net	5,733	24,591

Collateralized transactions (excluding other secured financings), net	7,546	(25,911)

Financial instruments owned, at fair value	(13,266)	6,645

Financial instruments sold, but not yet purchased, at fair value	726	3,046

Other, net	(8,251)	(6,117)
Net cash provided by/(used for) operating activities	6,719	(4,221)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(302)	(164)

Proceeds from sales of property, leasehold improvements and equipment	13	5

Business acquisitions, net of cash acquired	(477)	(309)

Proceeds from sales of investments	184	306

Loans receivable, net	(3,681)	(3,041)
Net cash used for investing activities	(4,263)	(3,203)

Cash flows from financing activities
Unsecured short-term borrowings, net	(921)	921

Other secured financings (short-term), net	(26)	423

Proceeds from issuance of other secured financings (long-term)	4,293	1,582

Repayment of other secured financings (long-term), including the current portion	(2,566)	(2,240)

Proceeds from issuance of unsecured long-term borrowings	11,873	14,949

Repayment of unsecured long-term borrowings, including the current portion	(11,319)	(9,661)

Purchase of trust preferred securities	(1)	—

Derivative contracts with a financing element, net	(46)	19

Deposits, net	3,063	650

Common stock repurchased	(1,250)	(1,719)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(373)	(348)

Proceeds from issuance of common stock, including exercise of share-based awards	71	54

Excess tax benefit related to share-based awards	275	520

Cash settlement of share-based awards	—	(1)
Net cash provided by financing activities	3,073	5,149
Net increase/(decrease) in cash and cash equivalents	5,529	(2,275)

Cash and cash equivalents, beginning of year	57,600	61,133
Cash and cash equivalents, end of period	$ 63,129	$ 58,858

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $1.77 billion and $2.26 billion during the three months ended March 2015 and March 2014, respectively.

Cash payments for income taxes, net of refunds, were $451 million and $1.40 billion during the three months ended March 2015 and March 2014, respectively.

Non-cash activities:

The firm exchanged $262 million of Trust Preferred Securities and common beneficial interests held by the firm for $296 million of the firm’s junior subordinated debt held by the issuing trust during the three months ended March 2015. Following the exchange, this junior subordinated debt was extinguished.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs March 2015 Form 10-Q

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2014. References to “the 2014 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated financial information as of December 31, 2014 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to March 2015 and March 2014 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2015 and March 31, 2014, respectively. All references to December 2014 refer to the date December 31, 2014. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs March 2015 Form 10-Q	7

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

8	Goldman Sachs March 2015 Form 10-Q

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

Goldman Sachs March 2015 Form 10-Q	9

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of March 2015 and December 2014, “Cash and cash equivalents” included $8.08 billion and $5.79 billion, respectively, of cash and due from banks, and $55.05 billion and $51.81 billion, respectively, of interest-bearing deposits with banks.

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

Receivables from customers and counterparties not accounted for at fair value are accounted for at amortized cost net of estimated uncollectible amounts, which generally approximates fair value. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2015 and December 2014. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2015 and December 2014.

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2015 and December 2014. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in “Interest expense.”

10	Goldman Sachs March 2015 Form 10-Q

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

Goldman Sachs March 2015 Form 10-Q	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Developments

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASC 205 and ASC 360). In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The ASU requires expanded disclosures for discontinued operations and disposals of individually significant components of an entity that do not qualify for discontinued operations reporting. The ASU was effective for disposals and components classified as held for sale that occurred within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption was permitted. The firm early adopted ASU No. 2014-08 in 2014 and adoption did not materially affect the firm’s financial condition, results of operations, or cash flows.

Revenue from Contracts with Customers (ASC 606). In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the FASB proposed deferring the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016. The firm is still evaluating the effect of the ASU on its financial condition, results of operations, and cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASC 860). In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU No. 2014-11 changes the accounting for repurchase- and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. ASU No. 2014-11 also requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities financing transactions. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales were effective for the first interim and annual reporting periods beginning after December 15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. Adoption of the accounting changes in ASU No. 2014-11 on January 1, 2015 did not materially affect the firm’s financial condition, results of operations, or cash flows.

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

12	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amendments to the Consolidation Analysis (ASC 810). In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) — Amendments to the Consolidation Analysis.” ASU No. 2015-02 eliminates the deferral of the requirements of ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” for certain interests in investment funds and provides a scope exception from Topic 810 for certain investments in money market funds. The ASU also makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted and the firm intends to early adopt in 2015. Adoption of ASU No. 2015-02 is not expected to materially affect the firm’s financial condition, results of operations, or cash flows.

Simplifying the Presentation of Debt Issuance Costs (ASC 835). In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that these costs related to a recognized debt liability be presented in the statement of financial condition as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted and the firm intends to early adopt in 2015. ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Adoption will not materially affect the firm’s financial condition, results of operations, or cash flows.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share (or Its Equivalent) (ASC 820). In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015-07 removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-07 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption is permitted and the firm intends to early adopt in 2015. Since ASU No. 2015-07 will only impact the firm’s disclosures, adoption will not affect the firm’s financial condition, results of operations, or cash flows.

Goldman Sachs March 2015 Form 10-Q	13

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

	As of March 2015				As of December 2014
$ in millions	Financial Instruments Owned		Financial Instruments Sold, But Not Yet Purchased		Financial Instruments Owned		Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 4,811		$ —		$ 3,654		$ —

U.S. government and federal agency obligations	55,862		13,662		48,002		12,762

Non-U.S. government and agency obligations	34,763		22,658		37,059		20,500

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	7,424	[1]	—		6,582	[1]	1

Loans and securities backed by residential real estate	11,184	[2]	—		11,717	[2]	—

Bank loans and bridge loans	13,947		411	[4]	15,613		464	[4]

Corporate debt securities	18,513		5,490		21,603		5,800

State and municipal obligations	1,593		—		1,203		—

Other debt obligations	2,088	[3]	2		3,257	[3]	2

Equities and convertible debentures	105,178		27,171		96,442		28,314

Commodities	3,581		991		3,846		1,224
Subtotal	258,944		70,385		248,978		69,067

Derivatives	66,994		62,424		63,270		63,016
Total	$325,938		$132,809		$312,248		$132,083

1.	Includes $5.41 billion and $4.41 billion of loans backed by commercial real estate as of March 2015 and December 2014, respectively.

2.	Includes $7.00 billion and $6.43 billion of loans backed by residential real estate as of March 2015 and December 2014, respectively.

3.	Includes $694 million and $618 million of loans backed by consumer loans and other assets as of March 2015 and December 2014, respectively.

4.	Primarily relates to the fair value of unfunded lending commitments for which the fair value option was elected.

14	Goldman Sachs March 2015 Form 10-Q

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

$ in millions Product Type	Three Months Ended March
	2015	2014
Interest rates	$(2,586)	$ (280)

Credit	932	1,180

Currencies	3,652	295

Equities	1,662	683

Commodities	265	761
Market making	3,925	2,639
Other principal transactions [1]	1,572	1,503
Total	$ 5,497	$4,142

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

Goldman Sachs March 2015 Form 10-Q	15

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

	As of
$ in millions	March 2015	December 2014
Total level 1 financial assets	$ 147,428	$ 140,221

Total level 2 financial assets	451,551	468,678

Total level 3 financial assets	40,124	42,005

Counterparty and cash collateral netting	(106,649)	(104,616)
Total financial assets at fair value	$ 532,454	$ 546,288

Total assets [1]	$ 865,458	$ 856,240

Total level 3 financial assets as a percentage of Total assets	4.6%	4.9%

Total level 3 financial assets as a percentage of Total financial assets at fair value	7.5%	7.7%

Total level 1 financial liabilities	$ 60,609	$ 59,697

Total level 2 financial liabilities	262,860	253,364

Total level 3 financial liabilities	16,309	15,904

Counterparty and cash collateral netting	(46,587)	(37,267)
Total financial liabilities at fair value	$ 293,191	$ 291,698

Total level 3 financial liabilities as a percentage of Total financial liabilities at fair value	5.6%	5.5%

1.	Includes $842 billion and $834 billion as of March 2015 and December 2014, respectively, that is carried at fair value or at amounts that generally approximate fair value.

The table below presents a summary of Total level 3 financial assets. See Notes 6 through 8 for further information about level 3 financial assets.

	Level 3 Financial Assets as of
$ in millions	March 2015	December 2014
Cash instruments	$33,017	$34,875

Derivatives	7,069	7,074

Other financial assets	38	56
Total	$40,124	$42,005

Level 3 financial assets as of March 2015 decreased compared with December 2014, primarily reflecting a decrease in level 3 cash instruments. See Note 6 for further information about changes in level 3 cash instruments.

16	Goldman Sachs March 2015 Form 10-Q

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

Goldman Sachs March 2015 Form 10-Q	17

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

18	Goldman Sachs March 2015 Form 10-Q

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

Level 3 Cash Instruments	Level 3 Assets as of March 2015 ($ in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average) as of March 2015
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$3,017	Discounted cash flows:
		• Yield	2.8% to 20.0% (10.4%)
		• Recovery rate	20.7% to 97.0% (55.3%)
		• Duration (years)	0.4 to 4.5 (2.0)
		• Basis	(6) points to 8 points (2 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$2,773	Discounted cash flows:
		• Yield	1.8% to 13.6% (6.9%)
		• Cumulative loss rate	1.5% to 95.4% (21.4%)
		• Duration (years)	1.7 to 12.8 (5.1)
Bank loans and bridge loans	$6,683	Discounted cash flows:
		• Yield	1.3% to 23.8% (8.6%)
		• Recovery rate	19.5% to 85.0% (55.3%)
		• Duration (years)	0.7 to 6.7 (2.5)
Commercial paper, certificates of deposit, time deposits and other money market instruments Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$3,960	Discounted cash flows:
		• Yield	0.9% to 17.2% (8.9%)
		• Recovery rate	0.0% to 75.0% (62.0%)
		• Duration (years)	0.2 to 18.4 (4.1)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$16,584	Market comparables and discounted cash flows [1]:
		• Multiples	0.8x to 19.4x (6.7x)
		• Discount rate/yield	3.7% to 25.0% (14.0%)
		• Long-term growth rate/ compound annual growth rate	2.6% to 10.0% (6.2%)
		• Capitalization rate	3.8% to 11.9% (7.7%)

1.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

Goldman Sachs March 2015 Form 10-Q	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Cash Instruments	Level 3 Assets as of December 2014 ($ in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average) as of December 2014
Loans and securities backed by commercial real estate • Collateralized by a single commercial real estate property or a portfolio of properties • May include tranches of varying levels of subordination	$3,394	Discounted cash flows:
		• Yield	3.2% to 20.0% (10.5%)
		• Recovery rate	24.9% to 100.0% (68.3%)
		• Duration (years)	0.3 to 4.7 (2.0)
		• Basis	(8) points to 13 points (2 points)
Loans and securities backed by residential real estate • Collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	$2,545	Discounted cash flows:
		• Yield	1.9% to 17.5% (7.6%)
		• Cumulative loss rate	0.0% to 95.1% (24.4%)
		• Duration (years)	0.5 to 13.0 (4.3)
Bank loans and bridge loans	$7,346	Discounted cash flows:
		• Yield	1.4% to 29.5% (8.7%)
		• Recovery rate	26.6% to 92.5% (60.6%)
		• Duration (years)	0.3 to 7.8 (2.5)
Non-U.S. government and agency obligations Corporate debt securities State and municipal obligations Other debt obligations	$4,931	Discounted cash flows:
		• Yield	0.9% to 24.4% (9.2%)
		• Recovery rate	0.0% to 71.9% (59.2%)
		• Duration (years)	0.5 to 19.6 (3.7)
Equities and convertible debentures (including private equity investments and investments in real estate entities)	$16,659	Market comparables and discounted cash flows [1]:
		• Multiples	0.8x to 16.6x (6.5x)
		• Discount rate/yield	3.7% to 30.0% (14.4%)
		• Long-term growth rate/ compound annual growth rate	1.0% to 10.0% (6.0%)
		• Capitalization rate	3.8% to 13.0% (7.6%)

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

20	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present, by level within the fair value hierarchy, cash instrument assets and liabilities, at fair value. Cash instrument assets and liabilities are included in

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of March 2015
$ in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 461	$ 4,340	$ 10		$ 4,811

U.S. government and federal agency obligations	25,672	30,190	—		55,862

Non-U.S. government and agency obligations	27,682	6,986	95		34,763

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	4,407	3,017		7,424

Loans and securities backed by residential real estate	—	8,411	2,773		11,184

Bank loans and bridge loans	—	7,264	6,683		13,947

Corporate debt securities	212	15,474	2,827		18,513

State and municipal obligations	—	1,451	142		1,593

Other debt obligations	—	1,202	886		2,088

Equities and convertible debentures	78,219	10,375	16,584	[2]	105,178

Commodities	—	3,581	—		3,581
Total [1]	$132,246	$93,681	$33,017		$258,944

	Cash Instrument Liabilities at Fair Value as of March 2015
$ in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 13,577	$ 85	$ —		$ 13,662

Non-U.S. government and agency obligations	20,599	2,059	—		22,658

Bank loans and bridge loans	—	288	123		411

Corporate debt securities	5	5,478	7		5,490

Other debt obligations	—	1	1		2

Equities and convertible debentures	26,310	830	31		27,171

Commodities	—	991	—		991
Total	$ 60,491	$ 9,732	$ 162		$ 70,385

1.	Includes collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $186 million in level 2 and $1.05 billion in level 3.

2.	Includes $15.09 billion of private equity investments, $938 million of investments in real estate entities and $556 million of convertible debentures.

Goldman Sachs March 2015 Form 10-Q	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Cash Instrument Assets at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ —	$ 3,654	$ —		$ 3,654

U.S. government and federal agency obligations	18,540	29,462	—		48,002

Non-U.S. government and agency obligations	30,255	6,668	136		37,059

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	3,188	3,394		6,582

Loans and securities backed by residential real estate	—	9,172	2,545		11,717

Bank loans and bridge loans	—	8,267	7,346		15,613

Corporate debt securities	249	17,539	3,815		21,603

State and municipal obligations	—	1,093	110		1,203

Other debt obligations	—	2,387	870		3,257

Equities and convertible debentures	69,711	10,072	16,659	[2]	96,442

Commodities	—	3,846	—		3,846
Total [1]	$118,755	$95,348	$34,875		$248,978

	Cash Instrument Liabilities at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 12,746	$ 16	$ —		$ 12,762

Non-U.S. government and agency obligations	19,256	1,244	—		20,500

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	1	—		1

Bank loans and bridge loans	—	286	178		464

Corporate debt securities	—	5,741	59		5,800

Other debt obligations	—	—	2		2

Equities and convertible debentures	27,587	722	5		28,314

Commodities	—	1,224	—		1,224
Total	$ 59,589	$ 9,234	$ 244		$ 69,067

1.	Includes CDOs and CLOs backed by real estate and corporate obligations of $234 million in level 2 and $1.34 billion in level 3.

2.	Includes $14.93 billion of private equity investments, $1.17 billion of investments in real estate entities and $562 million of convertible debentures.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 2015, transfers into level 2 from level 1 of cash instruments were $141 million, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments. During the three months ended March 2015, transfers into level 1 from level 2 of cash instruments were $237 million, reflecting transfers of public equity securities due to increased market activity in these instruments. During the three months ended March 2014, transfers into level 2 from level 1 of cash instruments were $37 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. During the three months ended March 2014, transfers into level 1 from level 2 of cash instruments were $104 million, reflecting transfers of public equity securities, primarily due to increased market activity in these instruments.

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

22	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the period. Purchases in the tables below include both originations and secondary market purchases.

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended March 2015
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ —	$ —		$ (1)	$ —	$ —	$ —	$ 11	$ —	$ 10

Non-U.S. government and agency obligations	136	1		—	1	(24)	(19)	—	—	95

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,394	35		(20)	272	(149)	(894)	414	(35)	3,017

Loans and securities backed by residential real estate	2,545	48		62	386	(268)	(183)	280	(97)	2,773

Bank loans and bridge loans	7,346	99		(112)	536	(403)	(890)	729	(622)	6,683

Corporate debt securities	3,815	38		(13)	169	(367)	(259)	292	(848)	2,827

State and municipal obligations	110	—		1	27	(3)	1	33	(27)	142

Other debt obligations	870	16		7	150	(41)	(55)	16	(77)	886

Equities and convertible debentures	16,659	42		519	218	(114)	(593)	442	(589)	16,584
Total	$34,875	$279	[1]	$ 443 [1]	$1,759	$(1,369)	$(2,892)	$2,217	$(2,295)	$33,017

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended March 2015
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 244	$ 3		$ (28)	$ (56)	$ 24	$ —	$ 41	$ (66)	$ 162

1.	The aggregate amounts include gains of approximately $94 million, $456 million and $172 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $471 million (reflecting $443 million on cash instrument assets and $28 million on cash instrument liabilities) for the three months ended March 2015 primarily reflected gains on private equity investments principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the three months ended March 2015 primarily reflected transfers of certain bank loans and bridge loans, private equity investments and loans and securities backed by commercial real estate from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended March 2015 primarily reflected transfers of certain corporate debt securities, bank loans and bridge loans and private equity investments to level 2 principally due to increased price transparency as a result of market evidence, including additional market transactions in these instruments.

Goldman Sachs March 2015 Form 10-Q	23

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

24	Goldman Sachs March 2015 Form 10-Q

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

The firm continues to manage its existing funds, taking into account the extension outlined above, and has redeemed $3.00 billion of its interests in hedge funds since March 2012. In order to be compliant with the Volcker Rule, the firm will be required to reduce most of its interests in the funds in the table below by the prescribed compliance date.

The tables below present the fair value of the firm’s investments in, and unfunded commitments to, funds that are calculated using NAV.

	As of March 2015
$ in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$6,101	$2,129

Credit funds	874	329

Hedge funds	844	—

Real estate funds	1,625	342
Total	$9,444	$2,800

	As of December 2014
$ in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$6,356	$2,181

Credit funds	1,021	390

Hedge funds	863	—

Real estate funds	1,604	344
Total	$9,844	$2,915

Goldman Sachs March 2015 Form 10-Q	25

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

Risk Management. The firm also enters into derivatives to actively manage risk exposures that arise from its market-making and investing and lending activities in derivative and cash instruments. The firm’s holdings and exposures are hedged, in many cases, on either a portfolio or risk-specific basis, as opposed to an instrument-by-instrument basis. The offsetting impact of this economic hedging is reflected in the same business segment as the related revenues. In addition, the firm may enter into derivatives designated as hedges under U.S. GAAP. These derivatives are used to manage interest rate exposure in certain fixed-rate unsecured long-term and short-term borrowings, and deposits, and to manage foreign currency exposure on the net investment in certain non-U.S. operations.

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

26	Goldman Sachs March 2015 Form 10-Q

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

	As of March 2015			As of December 2014
$ in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Exchange-traded	$ 281	$ 242	$ 3,450,890	$ 228	$ 238	$ 3,151,865

OTC-cleared	338,541	319,795	25,195,387	351,801	330,298	30,408,636

Bilateral OTC	455,304	431,426	13,195,523	434,333	409,071	13,552,017
Total interest rates	794,126	751,463	41,841,800	786,362	739,607	47,112,518
OTC-cleared	6,516	6,219	403,427	5,812	5,663	378,099

Bilateral OTC	40,868	36,554	1,963,511	49,036	44,491	2,122,859
Total credit	47,384	42,773	2,366,938	54,848	50,154	2,500,958
Exchange-traded	148	319	19,377	69	69	17,214

OTC-cleared	120	72	15,784	100	96	13,304

Bilateral OTC	133,302	132,277	5,758,907	109,747	108,442	5,535,685
Total currencies	133,570	132,668	5,794,068	109,916	108,607	5,566,203
Exchange-traded	7,212	6,844	339,954	7,683	7,166	321,378

OTC-cleared	285	287	2,634	313	315	3,036

Bilateral OTC	17,707	18,913	316,911	20,994	21,065	345,065
Total commodities	25,204	26,044	659,499	28,990	28,546	669,479
Exchange-traded	9,411	9,304	547,669	9,592	9,636	541,711

Bilateral OTC	46,138	43,309	970,916	49,339	49,013	983,784
Total equities	55,549	52,613	1,518,585	58,931	58,649	1,525,495
Subtotal	1,055,833	1,005,561	52,180,890	1,039,047	985,563	57,374,653
Derivatives accounted for as hedges
OTC-cleared	2,648	19	32,801	2,713	228	31,109

Bilateral OTC	11,531	27	81,857	11,559	34	95,389
Total interest rates	14,179	46	114,658	14,272	262	126,498
OTC-cleared	4	14	1,284	12	3	1,205

Bilateral OTC	238	1	7,176	113	13	8,431
Total currencies	242	15	8,460	125	16	9,636
Subtotal	14,421	61	123,118	14,397	278	136,134
Total gross fair value/notional amount of derivatives	$ 1,070,254 [1]	$1,005,622 [1]	$52,304,008	$1,053,444 [1]	$ 985,841 [1]	$57,510,787
Amounts that have been offset in the condensed consolidated statements of financial condition
Exchange-traded	$ (14,506)	$ (14,506)		$ (15,039)	$ (15,039)

OTC-cleared	(324,989)	(324,989)		(335,792)	(335,792)

Bilateral OTC	(558,346)	(558,346)		(535,839)	(535,839)
Total counterparty netting	(897,841)	(897,841)		(886,670)	(886,670)
OTC-cleared	(22,848)	(1,191)		(24,801)	(738)

Bilateral OTC	(82,571)	(44,166)		(78,703)	(35,417)
Total cash collateral netting	(105,419)	(45,357)		(103,504)	(36,155)
Total counterparty and cash collateral netting	$(1,003,260)	$ (943,198)		$ (990,174)	$(922,825)
Amounts included in financial instruments owned/financial instruments sold, but not yet purchased
Exchange-traded	$ 2,546	$ 2,203		$ 2,533	$ 2,070

OTC-cleared	277	226		158	73

Bilateral OTC	64,171	59,995		60,579	60,873
Total amounts included in the condensed consolidated statements of financial condition	$ 66,994	$ 62,424		$ 63,270	$ 63,016
Amounts that have not been offset in the condensed consolidated statements of financial condition
Cash collateral received/posted	$ (664)	$ (2,947)		$ (980)	$ (2,940)

Securities collateral received/posted	(15,237)	(18,092)		(14,742)	(18,159)
Total	$ 51,093	$ 41,385		$ 47,548	$ 41,917

1.

Includes derivative assets and derivative liabilities of $25.75 billion and $24.95 billion, respectively, as of March 2015, and derivative assets and derivative liabilities of $25.93 billion and $26.19 billion, respectively, as of December 2014, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs March 2015 Form 10-Q	27

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

28	Goldman Sachs March 2015 Form 10-Q

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

Goldman Sachs March 2015 Form 10-Q	29

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

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of March 2015 ($ in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) as of March 2015
Interest rates	$(36)	Option pricing models: Correlation [1] Volatility	(16)% to 90% (49% / 40%) 36 basis points per annum (bpa) to 154 bpa (87 bpa / 62 bpa)
Credit	$3,589	Option pricing models, correlation models and discounted cash flows models [2]: Correlation [1] Credit spreads Upfront credit points Recovery rates	5% to 98% (68% / 70%) 2 basis points (bps) to 633 bps (106 bps / 75 bps) [3] 0 points to 99 points (39 points / 29 points) 18% to 73% (47% / 40%)
Currencies	$(182)	Option pricing models: Correlation [1]	55% to 80% (69% / 73%)
Commodities	$(1,386)

Option pricing models and discounted cash flows models [2]:

Volatility

Spread per million British Thermal units (MMBTU) of natural gas

Spread per Metric Tonne (MT) of coal

Spread per barrel of oil and refined products

			16% to 76% (34% / 31%) $(1.78) to $4.61 ($(0.10) / $(0.02)) $(9.50) to $5.00 ($(4.17) / $(7.46)) [3] $(7.33) to $49.08 ($6.34 / $1.71) [3]
Equities	$(774)	Option pricing models: Correlation [1] Volatility	28% to 99% (63% / 60%) 5% to 84% (25% / 24%)

1.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (34)% to 80% (Average: 30% / Median: 40%).

2.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

3.	The difference between the average and the median for these spread inputs indicates that the majority of the inputs fall in the lower end of the range.

30	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Derivative Product Type	Net Level 3 Assets/(Liabilities) as of December 2014 ($ in millions)	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median) as of December 2014
Interest rates	$(40)	Option pricing models: Correlation [1] Volatility	(16)% to 84% (37% / 40%) 36 basis points per annum (bpa) to 156 bpa (100 bpa / 115 bpa)
Credit	$3,530	Option pricing models, correlation models and discounted cash flows models [2]: Correlation [1] Credit spreads Upfront credit points Recovery rates	5% to 99% (71% / 72%) 1 basis points (bps) to 700 bps (116 bps / 79 bps) [3] 0 points to 99 points (40 points / 30 points) 14% to 87% (44% / 40%)
Currencies	$(267)	Option pricing models: Correlation [1]	55% to 80% (69% / 73%)
Commodities	$(1,142)	Option pricing models and discounted cash flows models [2]: Volatility Spread per MMBTU of natural gas Spread per MT of coal Spread per barrel of oil and refined products	16% to 68% (33% / 32%) $(1.66) to $4.45 ($(0.13) / $(0.03)) $(10.50) to $3.00 ($(4.04) / $(6.74)) $(15.35) to $80.55 ($22.32 / $13.50) [3]
Equities	$(1,375)	Option pricing models: Correlation [1] Volatility	30% to 99% (62% / 55%) 5% to 90% (23% / 21%)

1.	The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (34)% to 80% (Average: 33% / Median: 35%).

2.

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

3.	The difference between the average and the median for these spread inputs indicates that the majority of the inputs fall in the lower end of the range.

Goldman Sachs March 2015 Form 10-Q	31

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

32	Goldman Sachs March 2015 Form 10-Q

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

	Derivative Assets at Fair Value as of March 2015
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 97	$ 807,600	$ 608	$ —	$ —	$ 808,305

Credit	—	39,917	7,467	—	—	47,384

Currencies	—	133,650	162	—	—	133,812

Commodities	—	24,507	697	—	—	25,204

Equities	5	54,778	766	—	—	55,549
Gross fair value of derivative assets	102	1,060,452	9,700	—	—	1,070,254

Counterparty and cash collateral netting	—	(893,980)	(2,631)	(1,230)	(105,419)	(1,003,260)
Fair value included in financial instruments owned	$102	$ 166,472	$ 7,069	$(1,230)	$(105,419)	$ 66,994

	Derivative Liabilities at Fair Value as of March 2015
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$115	$ 750,750	$ 644	$ —	$ —	$ 751,509

Credit	—	38,895	3,878	—	—	42,773

Currencies	—	132,339	344	—	—	132,683

Commodities	—	23,961	2,083	—	—	26,044

Equities	3	51,070	1,540	—	—	52,613
Gross fair value of derivative liabilities	118	997,015	8,489	—	—	1,005,622

Counterparty and cash collateral netting	—	(893,980)	(2,631)	(1,230)	(45,357)	(943,198)
Fair value included in financial instruments sold, but not yet purchased	$118	$ 103,035	$ 5,858	$(1,230)	$ (45,357)	$ 62,424

	Derivative Assets at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$123	$ 800,028	$ 483	$ —	$ —	$ 800,634

Credit	—	47,190	7,658	—	—	54,848

Currencies	—	109,891	150	—	—	110,041

Commodities	—	28,124	866	—	—	28,990

Equities	175	58,122	634	—	—	58,931
Gross fair value of derivative assets	298	1,043,355	9,791	—	—	1,053,444

Counterparty and cash collateral netting	—	(882,841)	(2,717)	(1,112)	(103,504)	(990,174)
Fair value included in financial instruments owned	$298	$ 160,514	$ 7,074	$(1,112)	$(103,504)	$ 63,270

	Derivative Liabilities at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 14	$ 739,332	$ 523	$ —	$ —	$ 739,869

Credit	—	46,026	4,128	—	—	50,154

Currencies	—	108,206	417	—	—	108,623

Commodities	—	26,538	2,008	—	—	28,546

Equities	94	56,546	2,009	—	—	58,649
Gross fair value of derivative liabilities	108	976,648	9,085	—	—	985,841

Counterparty and cash collateral netting	—	(882,841)	(2,717)	(1,112)	(36,155)	(922,825)
Fair value included in financial instruments sold, but not yet purchased	$108	$ 93,807	$ 6,368	$(1,112)	$ (36,155)	$ 63,016

Goldman Sachs March 2015 Form 10-Q	33

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

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the period.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended March 2015
$ in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (40)	$ (8)	$ 85		$ 23	$ (22)	$ 4	$ (27)	$ (51)	$ (36)

Credit — net	3,530	134	479		58	(132)	(507)	286	(259)	3,589

Currencies — net	(267)	(31)	30		8	(4)	85	5	(8)	(182)

Commodities — net	(1,142)	7	(49)		—	(10)	6	(9)	(189)	(1,386)

Equities — net	(1,375)	11	91		41	(553)	804	27	180	(774)
Total derivatives — net	$ 706	$113 [1]	$636	[1]	$130	$(721)	$ 392	$282	$(327)	$ 1,211

1.	The aggregate amounts include gains/(losses) of approximately $784 million and $(35) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized gain on level 3 derivatives of $636 million for the three months ended March 2015 was primarily attributable to gains on credit derivatives, primarily reflecting the impact of a decrease in interest rates, changes in foreign exchange rates and wider credit spreads.

Transfers into level 3 derivatives during the three months ended March 2015 primarily reflected transfers of certain credit derivative assets from level 2, principally due to unobservable credit spread inputs becoming significant to the valuation of certain derivatives and to the net risk of certain portfolios.

Transfers out of level 3 derivatives during the three months ended March 2015 primarily reflected transfers of certain credit derivative assets to level 2, principally due to increased transparency of correlation and upfront credit point inputs used to value these derivatives, transfers of certain commodity derivative assets to level 2, principally due to increased transparency of natural gas spread inputs used to value these derivatives and unobservable volatility inputs no longer being significant to the valuation of certain other commodity derivatives and transfers of certain equity derivative liabilities to level 2, principally due to unobservable inputs no longer being significant to the valuation of these derivatives.

34	Goldman Sachs March 2015 Form 10-Q

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

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $(99) million and $93 million for the three months ended March 2015 and March 2014, respectively.

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

	As of
$ in millions	March 2015	December 2014
Fair value of assets	$ 441	$ 390

Fair value of liabilities	717	690
Net liability	$ 276	$ 300
Notional amount	$7,174	$7,735

Goldman Sachs March 2015 Form 10-Q	35

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

	OTC Derivative Assets as of March 2015
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 7,881	$25,396	$ 94,173	$ —	$ —	$ 127,450

Credit	1,079	5,610	5,896	—	—	12,585

Currencies	24,296	11,075	6,760	—	—	42,131

Commodities	6,683	3,741	98	—	—	10,522

Equities	6,442	8,670	3,601	—	—	18,713

Counterparty and cash collateral netting	(4,581)	(7,385)	(5,243)	(24,325)	(105,419)	(146,953)
Total	$41,800	$47,107	$105,285	$(24,325)	$(105,419)	$ 64,448

	OTC Derivative Liabilities as of March 2015
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 7,253	$17,928	$ 45,513	$ —	$ —	$ 70,694

Credit	1,274	4,795	1,905	—	—	7,974

Currencies	21,143	10,949	8,739	—	—	40,831

Commodities	6,150	2,548	3,032	—	—	11,730

Equities	6,027	6,399	3,457	—	—	15,883

Counterparty and cash collateral netting	(4,581)	(7,385)	(5,243)	(24,325)	(45,357)	(86,891)
Total	$37,266	$35,234	$ 57,403	$(24,325)	$ (45,357)	$ 60,221

	OTC Derivative Assets as of December 2014
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 7,064	$25,049	$ 90,553	$ —	$ —	$ 122,666

Credit	1,696	6,093	5,707	—	—	13,496

Currencies	17,835	9,897	6,386	—	—	34,118

Commodities	8,298	4,068	161	—	—	12,527

Equities	4,771	9,285	3,750	—	—	17,806

Counterparty and cash collateral netting	(4,479)	(7,016)	(4,058)	(20,819)	(103,504)	(139,876)
Total	$35,185	$47,376	$102,499	$(20,819)	$(103,504)	$ 60,737

	OTC Derivative Liabilities as of December 2014
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 7,001	$17,649	$ 37,242	$ —	$ —	$ 61,892

Credit	2,154	4,942	1,706	—	—	8,802

Currencies	18,549	7,667	6,482	—	—	32,698

Commodities	5,686	4,105	2,810	—	—	12,601

Equities	7,064	6,845	3,571	—	—	17,480

Counterparty and cash collateral netting	(4,479)	(7,016)	(4,058)	(20,819)	(36,155)	(72,527)
Total	$35,975	$34,192	$ 47,753	$(20,819)	$ (36,155)	$ 60,946

36	Goldman Sachs March 2015 Form 10-Q

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

	As of
$ in millions	March 2015	December 2014
Net derivative liabilities under bilateral agreements	$41,979	$35,764

Collateral posted	36,369	30,824

Additional collateral or termination payments for a one-notch downgrade	1,590	1,072

Additional collateral or termination payments for a two-notch downgrade	3,302	2,815

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

Goldman Sachs March 2015 Form 10-Q	37

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

As of March 2015, written and purchased credit derivatives had total gross notional amounts of $1.16 trillion and $1.21 trillion, respectively, for total net notional purchased protection of $45.00 billion. As of December 2014, written and purchased credit derivatives had total gross notional amounts of $1.22 trillion and $1.28 trillion, respectively, for total net notional purchased protection of $59.35 billion. Substantially all of the firm’s written and purchased credit derivatives are in the form of credit default swaps.

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

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives				Fair Value of Written Credit Derivatives
$ in millions	Less than 1 Year	1- 5 Years	Greater than 5 Years	Total	Offsetting Purchased Credit Derivatives	[1]	Other Purchased Credit Derivatives	[2]	Asset	Liability	Net Asset/ (Liability)
As of March 2015
Credit spread on underlier (basis points)
0 - 250	$225,478	$738,617	$87,509	$1,051,604	$ 946,456		$146,605		$27,080	$ 2,530	$ 24,550

251 - 500	11,672	36,141	7,337	55,150	46,577		11,838		1,332	1,855	(523)

501 - 1,000	4,607	20,306	2,305	27,218	21,981		5,348		464	1,856	(1,392)

Greater than 1,000	5,346	20,400	1,319	27,065	24,204		3,028		64	8,897	(8,833)
Total	$247,103	$815,464	$98,470	$1,161,037	$1,039,218		$166,819		$28,940	$15,138	$ 13,802

As of December 2014
Credit spread on underlier (basis points)
0 - 250	$261,591	$775,784	$68,830	$1,106,205	$1,012,874		$152,465		$28,004	$ 3,629	$ 24,375

251 - 500	7,726	37,255	5,042	50,023	41,657		8,426		1,542	2,266	(724)

501 - 1,000	8,449	18,046	1,309	27,804	26,240		1,949		112	1,909	(1,797)

Greater than 1,000	8,728	26,834	1,279	36,841	33,112		3,499		82	13,943	(13,861)
Total	$286,494	$857,919	$76,460	$1,220,873	$1,113,883		$166,339		$29,740	$21,747	$ 7,993

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

2.	This purchased protection represents the notional amount of all other purchased credit derivatives not included in “Offsetting Purchased Credit Derivatives.”

38	Goldman Sachs March 2015 Form 10-Q

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

Fair Value Hedges

The firm designates certain interest rate swaps as fair value hedges. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR) or Overnight Index Swap Rate (OIS)), effectively converting a substantial portion of fixed-rate obligations into floating-rate obligations.

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

	Three Months Ended March
$ in millions	2015	2014
Interest rate hedges	$ 942	$ 495

Hedged borrowings and bank deposits	(1,050)	(621)
Hedge ineffectiveness	$ (108)	$(126)

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March
$ in millions	2015	2014
Foreign currency forward contract hedges	$ 444	$(112)

Foreign currency-denominated debt hedges	2	(39)

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for the three months ended March 2015 or March 2014.

As of March 2015 and December 2014, the firm had designated $1.44 billion and $1.36 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

Goldman Sachs March 2015 Form 10-Q	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash Flow Hedges

During 2013, the firm designated certain commodities-related swap and forward contracts as cash flow hedges. These swap and forward contracts hedged the firm’s exposure to the variability in cash flows associated with the forecasted sales of certain energy commodities by one of the firm’s consolidated investments. During the fourth quarter of 2014, the firm de-designated these swaps and forward contracts as cash flow hedges as it became probable that the hedged forecasted sales would not occur.

Prior to de-designation, the firm applied a statistical method that utilized regression analysis when assessing hedge effectiveness. A cash flow hedge was considered highly effective in offsetting changes in forecasted cash flows attributable to the hedged risk when the regression analysis resulted in a coefficient of determination of 80% or greater and a slope between 80% and 125%.

For qualifying cash flow hedges, the gains or losses on derivatives, to the extent effective, were included in “Cash flow hedges” within the condensed consolidated statements of comprehensive income. Such gains or losses were reclassified to “Other principal transactions” within the condensed consolidated statements of earnings when it became probable that the hedged forecasted sales would not occur. Gains or losses resulting from hedge ineffectiveness were included in “Other principal transactions.”

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

40	Goldman Sachs March 2015 Form 10-Q

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

See below for information about the significant inputs used to value other financial assets and financial liabilities at fair value, including the ranges of significant unobservable inputs used to value the level 3 instruments within these categories. These ranges represent the significant unobservable inputs that were used in the valuation of each type of other financial assets and financial liabilities at fair value. The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one instrument. For example, the highest yield presented below for other secured financings is appropriate for valuing a specific agreement in that category but may not be appropriate for valuing any other agreements in that category. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 other financial assets and financial liabilities.

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both March 2015 and December 2014, there were no level 3 resale agreements, securities borrowed or securities loaned. As of both March 2015 and December 2014, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

Goldman Sachs March 2015 Form 10-Q	41

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

As of March 2015:

•	Funding spreads: 210 bps to 325 bps (weighted average: 281 bps)

•	Yield: 1.1% to 10.0% (weighted average: 3.1%)

•	Duration: 0.5 to 9.6 years (weighted average: 2.6 years)

As of December 2014:

•	Funding spreads: 210 bps to 325 bps (weighted average: 278 bps)

•	Yield: 1.1% to 10.0% (weighted average: 3.1%)

•	Duration: 0.7 to 3.8 years (weighted average: 2.6 years)

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

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both March 2015 and December 2014, the firm’s level 3 receivables from customers and counterparties were not material.

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

42	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

	Other Financial Assets at Fair Value as of March 2015
$ in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$15,080	$ 10,229	$ —	$ 25,309

Securities purchased under agreements to resell	—	111,968	—	111,968

Securities borrowed	—	63,045	—	63,045

Receivables from customers and counterparties	—	6,156	38	6,194
Total	$15,080	$191,398	$ 38	$206,516

	Other Financial Liabilities at Fair Value as of March 2015
$ in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 12,480	$ 1,350	$ 13,830

Securities sold under agreements to repurchase	—	85,750	83	85,833

Securities loaned	—	805	—	805

Other secured financings	—	21,733	1,066	22,799

Unsecured short-term borrowings	—	14,628	4,009	18,637

Unsecured long-term borrowings	—	14,655	2,903	17,558

Other liabilities and accrued expenses	—	42	878	920
Total	$ —	$150,093	$10,289	$160,382

	Other Financial Assets at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$21,168	$ 13,123	$ —	$ 34,291

Securities purchased under agreements to resell	—	126,036	—	126,036

Securities borrowed	—	66,769	—	66,769

Receivables from customers and counterparties	—	6,888	56	6,944
Total	$21,168	$212,816	$ 56	$234,040

	Other Financial Liabilities at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 12,458	$ 1,065	$ 13,523

Securities sold under agreements to repurchase	—	88,091	124	88,215

Securities loaned	—	765	—	765

Other secured financings	—	20,359	1,091	21,450

Unsecured short-term borrowings	—	15,114	3,712	18,826

Unsecured long-term borrowings	—	13,420	2,585	16,005

Other liabilities and accrued expenses	—	116	715	831
Total	$ —	$150,323	$ 9,292	$159,615

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. In addition, level 1 consists of U.S. Treasury securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three months ended March 2015 and March 2014. The tables below present information about transfers between level 2 and level 3.

Level 3 Rollforward

If a financial asset or financial liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3.

Goldman Sachs March 2015 Form 10-Q	43

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

Level 3 Other Financial Assets at Fair Value for the Three Months Ended March 2015
$ in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Receivables from customers and counterparties	$ 56	$ —	$ (5)		$—	$—	$ —	$ (20)	$ 7	$ —	$ 38
Total	$ 56	$ —	$ (5	) [1]	$—	$—	$ —	$ (20)	$ 7	$ —	$ 38

1.	Included in “Other principal transactions.”

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended March 2015
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$1,065	$ 1		$ 21	$—	$—	$ 298	$ (35)	$ —	$ —	$ 1,350

Securities sold under agreements to repurchase	124	—		1	—	—	—	(42)	—	—	83

Other secured financings	1,091	7		(13)	—	—	3	(205)	185	(2)	1,066

Unsecured short-term borrowings	3,712	10		84	—	—	875	(800)	465	(337)	4,009

Unsecured long-term borrowings	2,585	1		(28)	—	—	574	(223)	209	(215)	2,903

Other liabilities and accrued expenses	715	1		162	—	—	—	—	—	—	878
Total	$9,292	$20	[1]	$227 [1]	$—	$—	$1,750	$(1,305)	$859	$(554)	$10,289

1.	The aggregate amounts include losses of approximately $9 million, $231 million and $7 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial assets and liabilities of $232 million (reflecting $5 million of losses on other financial assets and $227 million of losses on other financial liabilities) for the three months ended March 2015 primarily consisted of losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments, and certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in global equity prices.

Transfers into level 3 of other financial liabilities during the three months ended March 2015 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to decreased transparency of certain correlation and volatility inputs used to value these instruments, transfers of certain other hybrid financial instruments included in unsecured long-term borrowings, principally due to unobservable inputs being significant to the valuation of these instruments, and transfers from level 3 unsecured long-term borrowings to level 3 unsecured short-term borrowings, as these borrowings neared maturity.

Transfers out of level 3 of other financial liabilities during the three months ended March 2015 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments and transfers to level 3 unsecured short-term borrowings from level 3 unsecured long-term borrowings, as these borrowings neared maturity.

44	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Other Financial Assets at Fair Value for the Three Months Ended March 2014
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 63	$ 1		$ —		$—	$—	$ —	$ (1)	$ —	$ —	$ 63

Receivables from customers and counterparties	235	1		2		—	—	—	(24)	—	(180)	34
Total	$ 298	$ 2	[1]	$ 2	[1]	$—	$—	$ —	$ (25)	$ —	$ (180)	$ 97

1.	Included in “Market making.”

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended March 2014
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 385	$—		$ 6		$—	$—	$ 45	$ (1)	$ —	$ —	$ 435

Securities sold under agreements to repurchase	1,010	—		—		—	—	—	(225)	—	—	785

Other secured financings	1,019	5		—		—	—	433	(174)	29	(180)	1,132

Unsecured short-term borrowings	3,387	5		(38)		—	—	1,042	(809)	104	(299)	3,392

Unsecured long-term borrowings	1,837	14		42		—	—	124	(128)	687	(787)	1,789

Other liabilities and accrued expenses	26	—		6		—	—	—	—	301	—	333
Total	$7,664	$24	[1]	$ 16	[1]	$—	$—	$1,644	$(1,337)	$1,121	$(1,266)	$7,866

1.	The aggregate amounts include losses of approximately $28 million, $6 million and $6 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

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

Goldman Sachs March 2015 Form 10-Q	45

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

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Three Months Ended March
$ in millions	2015	2014
Unsecured short-term borrowings [1]	$ (705)	$ (77)

Unsecured long-term borrowings [2]	(66)	(276)

Other liabilities and accrued expenses [3]	(164)	19

Other [4]	(224)	1
Total	$(1,159)	$(333)

1.	Includes losses on the embedded derivative component of hybrid financial instruments of $695 million and $68 million for the three months ended March 2015 and March 2014, respectively.

2.	Includes losses on the embedded derivative component of hybrid financial instruments of $33 million and $285 million for the three months ended March 2015 and March 2014, respectively.

3.	Includes gains/(losses) on certain subordinated liabilities issued by consolidated VIEs.

4.	Primarily consists of gains/(losses) on securities borrowed, receivables from customers and counterparties, deposits and other secured financings.

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

	As of
$ in millions	March 2015	December 2014
Performing loans and long-term receivables
Aggregate contractual principal in excess of the related fair value	$ 1,657	$ 1,699

Loans on nonaccrual status and/or more than 90 days past due [1]
Aggregate contractual principal in excess of the related fair value (excluding loans carried at zero fair value and considered uncollectible)	12,459	13,106

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	2,853	3,333

1.

The aggregate contractual principal amount of these loans exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of March 2015 and December 2014, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $300 million and $402 million, respectively, and the related total contractual amount of these lending commitments was $21.39 billion and $26.19 billion, respectively. See Note 18 for further information about lending commitments.

46	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $84 million and $203 million as of March 2015 and December 2014, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $190 million and $163 million as of March 2015 and December 2014, respectively. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $375 million and $616 million for the three months ended March 2015 and March 2014, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months Ended March
$ in millions	2015	2014
Net gains/(losses) including hedges	$(44)	$15

Net gains/(losses) excluding hedges	(45)	14

Note 9.

Loans Receivable

Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on such loans is recognized over the life of the loan and is recorded on an accrual basis. The table below presents details about loans receivable.

	As of
$ in millions	March 2015	December 2014
Corporate loans	$16,648	$15,044

Loans to private wealth management clients	11,540	11,289

Loans backed by commercial real estate	2,432	1,705

Other loans	2,227	1,128
Subtotal	32,847	29,166

Allowance for loan losses	(228)	(228)
Total loans receivable	$32,619	$28,938

As of March 2015 and December 2014, the fair value of loans receivable was $32.57 billion and $28.90 billion, respectively. As of March 2015, had these loans been carried at fair value and included in the fair value hierarchy, $16.44 billion and $16.13 billion would have been classified in level 2 and level 3, respectively. As of December 2014, had these loans been carried at fair value and included in the fair value hierarchy, $13.75 billion and $15.15 billion would have been classified in level 2 and level 3, respectively.

The firm also extends lending commitments that are held for investment and accounted for on an accrual basis. As of March 2015 and December 2014, such lending commitments were $69.83 billion and $66.22 billion, respectively, substantially all of which were extended to corporate borrowers. The carrying value and the estimated fair value of such lending commitments were liabilities of $180 million and $1.86 billion, respectively, as of March 2015, and $199 million and $1.86 billion, respectively, as of December 2014. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of both March 2015 and December 2014.

Goldman Sachs March 2015 Form 10-Q	47

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

As of March 2015 and December 2014, loans receivable were primarily extended to non-investment-grade borrowers and lending commitments held for investment and accounted for on an accrual basis were primarily extended to investment-grade borrowers. Substantially all of these loans and lending commitments align with the U.S. federal bank regulatory agencies’ definition of Pass. Loans and lending commitments meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

Impaired Loans and Loans on Non-Accrual Status

A loan is determined to be impaired when it is probable that the firm will not be able to collect all principal and interest due under the contractual terms of the loan. At that time, loans are placed on non-accrual status and all accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise all cash received is used to reduce the outstanding loan balance. As of March 2015 and December 2014, impaired loans receivable in non-accrual status were not material.

Allowance for Losses on Loans and Lending Commitments

The firm’s allowance for loan losses is comprised of two components: specific loan level reserves and a collective, portfolio level reserve. Specific loan level reserves are determined on loans that exhibit credit quality weakness and are therefore individually evaluated for impairment. Portfolio level reserves are determined on the remaining loans, not deemed impaired, by aggregating groups of loans with similar risk characteristics and estimating the probable loss inherent in the portfolio. As of March 2015 and December 2014, substantially all of the firm’s loans receivable were evaluated for impairment at the portfolio level.

48	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses is determined using various inputs, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority, and collateral type. Management’s estimate of loan losses entails judgment about loan collectability based on information at the reporting dates, and there are uncertainties inherent in those judgments. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used. Loans are charged off against the allowance for loan losses when deemed to be uncollectible.

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding and is included in “Other liabilities and accrued expenses” in the condensed consolidated statements of financial condition. As of March 2015 and December 2014, substantially all of such lending commitments were evaluated for impairment at the portfolio level.

The tables below present changes in the allowance for loan losses and the allowance for losses on lending commitments.

$ in millions Allowance for loan losses	Three Months Ended March 2015	Year Ended December 2014
Balance, beginning of period	$228	$139

Charge-offs	—	(3)

Provision for loan losses	—	92
Balance, end of period	$228	$228
$ in millions Allowance for losses on lending commitments	Three Months Ended March 2015	Year Ended December 2014
Balance, beginning of period	$ 86	$ 57

Provision/(release) for losses on lending commitments	(3)	29
Balance, end of period	$ 83	$ 86

The provision for losses on loans and lending commitments is included in “Other principal transactions” in the condensed consolidated statements of earnings. As of March 2015 and December 2014, substantially all of the allowance for loan losses and allowance for losses on lending commitments were related to corporate loans and corporate lending commitments. Substantially all of these allowances were determined at the portfolio level.

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	March 2015	December 2014
Securities purchased under agreements to resell [1]	$113,225	$127,938

Securities borrowed [2]	166,673	160,722

Securities sold under agreements to repurchase [1]	85,833	88,215

Securities loaned [2]	6,736	5,570

1.

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of March 2015 and December 2014, $63.05 billion and $66.77 billion of securities borrowed, and $805 million and $765 million of securities loaned were at fair value, respectively.

Goldman Sachs March 2015 Form 10-Q	49

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

Even though repurchase and resale agreements (including “repos- and reverses-to-maturity”) involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. A repo-to-maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. As of March 2015, repos-to-maturity were accounted for as financing arrangements and were not material. Prior to January 2015, repos-to-maturity were accounted for as sales. The firm had no repos-to-maturity as of December 2014. See Note 3 for information about changes to the accounting for repos-to-maturity which became effective in January 2015.

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of March 2015 and December 2014.

50	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Offsetting Arrangements

The tables below present the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of counterparty netting included in the condensed consolidated statements of financial condition. Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements. The tables below also present the amounts not offset in the condensed consolidated statements of financial condition including counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of cash or securities collateral received or posted subject to enforceable credit support agreements. Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted in the tables below.

	As of March 2015
	Assets			Liabilities
$ in millions	Resale agreements	Securities borrowed		Repurchase agreements	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 142,045	$ 174,710		$109,491	$ 9,706

Counterparty netting	(23,658)	(2,970)		(23,658)	(2,970)
Total	118,387 [1]	171,740	[1]	85,833	6,736
Amounts not offset in the condensed consolidated statements of financial condition
Counterparty netting	(2,964)	(717)		(2,964)	(717)

Collateral	(109,688)	(159,596)		(78,034)	(5,907)
Total	$ 5,735	$ 11,427		$ 4,835	$ 112

	As of December 2014
	Assets			Liabilities
$ in millions	Resale agreements	Securities borrowed		Repurchase agreements	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 160,644	$ 171,384		$114,879	$ 9,150

Counterparty netting	(26,664)	(3,580)		(26,664)	(3,580)
Total	133,980 [1]	167,804	[1]	88,215	5,570
Amounts not offset in the condensed consolidated statements of financial condition
Counterparty netting	(3,834)	(641)		(3,834)	(641)

Collateral	(124,528)	(154,058)		(78,457)	(4,882)
Total	$ 5,618	$ 13,105		$ 5,924	$ 47

1.

As of March 2015 and December 2014, the firm had $5.16 billion and $6.04 billion, respectively, of securities received under resale agreements, and $5.07 billion and $7.08 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

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

Other secured financings include arrangements that are nonrecourse. As of March 2015 and December 2014, nonrecourse other secured financings were $2.30 billion and $1.94 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of March 2015 and December 2014.

Goldman Sachs March 2015 Form 10-Q	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about other secured financings.

	As of March 2015
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 8,444	$ 5,786	$14,230

At amortized cost	4	100	104

Weighted average interest rates	4.33%	7.38%

Other secured financings (long-term):
At fair value	4,796	3,773	8,569

At amortized cost	657	533	1,190

Weighted average interest rates	2.87%	1.80%
Total [1]	$13,901	$10,192	$24,093
Amount of other secured financings collateralized by:
Financial instruments [2]	$13,379	$ 9,433	$22,812

Other assets	522	759	1,281

	As of December 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 7,887	$ 7,668	$15,555

At amortized cost	5	—	5

Weighted average interest rates	4.33%	—%

Other secured financings (long-term):
At fair value	3,290	2,605	5,895

At amortized cost	580	774	1,354

Weighted average interest rates	2.69%	2.31%
Total [1]	$11,762	$11,047	$22,809
Amount of other secured financings collateralized by:
Financial instruments [2]	$11,460	$10,483	$21,943

Other assets	302	564	866

1.

Includes $471 million and $974 million related to transfers of financial assets accounted for as financings rather than sales as of March 2015 and December 2014, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $475 million and $995 million as of March 2015 and December 2014, respectively.

2.

Includes $10.03 billion and $10.24 billion of other secured financings collateralized by financial instruments owned, at fair value as of March 2015 and December 2014, respectively, and includes $12.78 billion and $11.70 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of March 2015 and December 2014, respectively.

In the tables above:

•

Short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	Long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

•	Weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

The table below presents other secured financings by maturity.

$ in millions	As of March 2015
Other secured financings (short-term)	$14,334

Other secured financings (long-term):
2016	3,599

2017	2,865

2018	1,857

2019	616

2020	395

2021 - thereafter	427
Total other secured financings (long-term)	9,759
Total other secured financings	$24,093

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

52	Goldman Sachs March 2015 Form 10-Q

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

	As of
$ in millions	March 2015	December 2014
Collateral available to be delivered or repledged [1]	$628,522	$630,046

Collateral that was delivered or repledged	488,763	474,057

1.

As of March 2015 and December 2014, amounts exclude $5.16 billion and $6.04 billion, respectively, of securities received under resale agreements, and $5.07 billion and $7.08 billion, respectively, of securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated to satisfy certain regulatory requirements.

The table below presents information about assets pledged.

	As of
$ in millions	March 2015	December 2014
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 63,184	$ 64,473

Did not have the right to deliver or repledge	64,259	68,027

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	1,847	1,304

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

Goldman Sachs March 2015 Form 10-Q	53

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

	Three Months Ended March
$ in millions	2015	2014
Residential mortgages	$4,610	$6,421

Commercial mortgages	2,164	—
Total	$6,774	$6,421
Cash flows on retained interests	$ 40	$ 81

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

	As of March 2015
$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$54,667	$1,879	$ —

Other residential mortgage-backed	2,378	203	—

Other commercial mortgage-backed	4,144	82	66

CDOs, CLOs and other	2,970	51	4
Total	$64,159	$2,215	$70

	As of December 2014
$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$56,792	$2,140	$ —

Other residential mortgage-backed	2,273	144	5

Other commercial mortgage-backed	3,313	86	45

CDOs, CLOs and other	4,299	59	17
Total	$66,677	$2,429	$ 67

54	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, the outstanding principal and fair value of retained interests in the tables above relate to the following types of securitizations and vintage as described:

•

The outstanding principal amount and fair value of retained interests for U.S. government agency-issued collateralized mortgage obligations as of March 2015 primarily relate to securitizations during 2015, 2014 and 2013, and as of December 2014 primarily relate to securitizations during 2014 and 2013.

•

The outstanding principal amount and fair value of retained interests for other residential mortgage-backed obligations as of March 2015 primarily relate to resecuritizations during 2015 and 2014, and prime and Alt-A securitizations during 2007, and as of December 2014 primarily relate to resecuritizations during 2014, and prime and Alt-A securitizations during 2007.

•

The outstanding principal amount and fair value of retained interests for other commercial mortgage-backed obligations as of March 2015 primarily relate to securitizations during 2015 and 2014, and as of December 2014 primarily relate to securitizations during 2014.

•

The outstanding principal amount and fair value of retained interests for CDOs, CLOs and other as of March 2015 primarily relate to securitizations during 2014, 2007 and 2003, and as of December 2014 primarily relate to securitizations during 2014 and 2007.

In addition to the interests in the tables above, the firm had other continuing involvement in the form of derivative transactions with certain nonconsolidated VIEs. The carrying value of these derivatives was a net asset of $126 million and $115 million as of March 2015 and December 2014, respectively. The notional amounts of these derivatives are included in maximum exposure to loss in the nonconsolidated VIE tables in Note 12.

The tables below present the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of March 2015
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]
Fair value of retained interests	$ 2,164	$ 51

Weighted average life (years)	7.5	3.9

Constant prepayment rate	12.6%	N.M.

Impact of 10% adverse change	$ (33)	N.M.

Impact of 20% adverse change	(66)	N.M.

Discount rate	4.1%	N.M.

Impact of 10% adverse change	$ (44)	N.M.

Impact of 20% adverse change	(86)	N.M.

	As of December 2014
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]
Fair value of retained interests	$ 2,370	$ 59

Weighted average life (years)	7.6	3.6

Constant prepayment rate	13.2%	N.M.

Impact of 10% adverse change	$ (33)	N.M.

Impact of 20% adverse change	(66)	N.M.

Discount rate	4.1%	N.M.

Impact of 10% adverse change	$ (50)	N.M.

Impact of 20% adverse change	(97)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of March 2015 and December 2014. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $51 million and $59 million as of March 2015 and December 2014, respectively.

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

•	The constant prepayment rate is included only for positions for which it is a key assumption in the determination of fair value.

•	The discount rate for retained interests that relate to U.S. government agency-issued collateralized mortgage obligations does not include any credit loss.

•	Expected credit loss assumptions are reflected in the discount rate for the remainder of retained interests.

Goldman Sachs March 2015 Form 10-Q	55

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

56	Goldman Sachs March 2015 Form 10-Q

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statement of financial condition as follows:

•

Substantially all assets held by the firm related to mortgage-backed and other asset-backed VIEs are included in “Financial instruments owned, at fair value.” Substantially all liabilities held by the firm related to other asset-backed VIEs are included in “Financial instruments sold, but not yet purchased, at fair value;”

•

Substantially all assets held by the firm related to corporate CDO and CLO VIEs are included in “Financial instruments owned, at fair value” and “Loans Receivable.” Substantially all liabilities held by the firm related to corporate CDO and CLO VIEs are included in “Financial instruments sold, but not yet purchased, at fair value;”

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

•	Substantially all assets held by the firm related to other VIEs are included in “Financial instruments owned, at fair value.”

Goldman Sachs March 2015 Form 10-Q	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nonconsolidated VIEs as of March 2015
$ in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Other	Total
Assets in VIE	$74,692	[2]	$7,629	$8,530	$5,984	$5,401	$102,236

Carrying Value of the Firm’s Variable Interests
Assets	3,913		882	2,971	340	297	8,403

Liabilities	—		9	4	19	—	32

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	2,164		3	—	48	—	2,215

Purchased interests	1,727		590	—	194	—	2,511

Commitments and guarantees	—		—	575	213	365	1,153

Derivatives [1]	220		2,004	—	3,435	108	5,767

Loans and investments	22		—	2,971	—	297	3,290
Total	$ 4,133	[2]	$2,597	$3,546	$3,890	$ 770	$ 14,936

	Nonconsolidated VIEs as of December 2014
$ in millions	Mortgage- backed		Corporate CDOs and CLOs	Real estate, credit-related and other investing	Other asset- backed	Other	Total
Assets in VIE	$78,107	[2]	$8,317	$8,720	$8,253	$5,677	$109,074

Carrying Value of the Firm’s Variable Interests
Assets	4,348		463	3,051	509	290	8,661

Liabilities	—		3	3	16	—	22

Maximum Exposure to Loss in Nonconsolidated VIEs
Retained interests	2,370		4	—	55	—	2,429

Purchased interests	1,978		184	—	322	—	2,484

Commitments and guarantees	—		—	604	213	307	1,124

Derivatives [1]	392		2,053	—	3,221	88	5,754

Loans and investments	—		—	3,051	—	290	3,341
Total	$ 4,740	[2]	$2,241	$3,655	$3,811	$ 685	$ 15,132

1.	The aggregate amounts include $1.27 billion and $1.64 billion as of March 2015 and December 2014, respectively, related to derivative transactions with VIEs to which the firm transferred assets.

2.

Assets in VIE and maximum exposure to loss include $3.54 billion and $513 million, respectively, as of March 2015, and $3.57 billion and $662 million, respectively, as of December 2014, related to CDOs backed by mortgage obligations.

58	Goldman Sachs March 2015 Form 10-Q

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

	Consolidated VIEs as of March 2015
$ in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 257	$ —	$ —	$ 257

Cash and securities segregated for regulatory and other purposes	17	—	32	49

Loans receivable	801	—	—	801

Financial instruments owned, at fair value	2,353	87	290	2,730

Other assets	350	—	—	350
Total	$3,778	$ 87	$ 322	$4,187
Liabilities
Other secured financings	$ 321	$ 83	$ 404	$ 808

Financial instruments sold, but not yet purchased, at fair value	6	4	—	10

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	5	—	551	556

Unsecured long-term borrowings	—	—	371	371

Other liabilities and accrued expenses	951	—	—	951
Total	$1,283	$ 87	$1,326	$2,696

	Consolidated VIEs as of December 2014
$ in millions	Real estate, credit-related and other investing	CDOs, mortgage-backed and other asset-backed	Principal- protected notes	Total
Assets
Cash and cash equivalents	$ 218	$ —	$ —	$ 218

Cash and securities segregated for regulatory and other purposes	19	—	31	50

Loans receivable	589	—	—	589

Financial instruments owned, at fair value	2,608	121	276	3,005

Other assets	349	—	—	349
Total	$3,783	$121	$ 307	$4,211
Liabilities
Other secured financings	$ 419	$ 99	$ 439	$ 957

Financial instruments sold, but not yet purchased, at fair value	10	8	—	18

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	1,090	1,090

Unsecured long-term borrowings	12	—	103	115

Other liabilities and accrued expenses	906	—	—	906
Total	$1,347	$107	$1,632	$3,086

Goldman Sachs March 2015 Form 10-Q	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
$ in millions	March 2015	December 2014
Property, leasehold improvements and equipment	$10,200	$ 9,344

Goodwill and identifiable intangible assets	4,186	4,160

Income tax-related assets	4,884	5,181

Equity-method investments [1]	350	360

Miscellaneous receivables and other [2]	3,629	3,554
Total	$23,249	$22,599

1.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $6.93 billion and $6.62 billion as of March 2015 and December 2014, respectively, substantially all of which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

2.	Includes $471 million and $461 million of investments in qualified affordable housing projects as of March 2015 and December 2014, respectively.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is net of accumulated depreciation and amortization of $8.60 billion and $8.98 billion as of March 2015 and December 2014, respectively. Property, leasehold improvements and equipment included $5.71 billion and $5.81 billion as of March 2015 and December 2014, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm.

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

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets.

	Goodwill as of
$ in millions	March 2015	December 2014
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,403	2,403

Securities Services	105	105

Investment Management	587	587
Total	$3,645	$3,645

	Identifiable Intangible Assets as of
$ in millions	March 2015	December 2014
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	$ 117	$ 138

Equities Client Execution	232	246

Investing & Lending	83	18

Investment Management	109	113
Total	$ 541	$ 515

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

60	Goldman Sachs March 2015 Form 10-Q

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

During the fourth quarter of 2014, the firm assessed goodwill for impairment. Multiple factors were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the fair value of any of the reporting units was less than its carrying amount. The qualitative assessment also considered changes since the 2012 quantitative goodwill test. In accordance with ASC 350, the firm considered the following factors in the 2014 qualitative assessment performed in the fourth quarter when evaluating whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount:

•

Macroeconomic conditions. Since the 2012 quantitative goodwill test, the firm’s general operating environment improved as credit spreads tightened, global equity prices increased significantly, and industry-wide mergers and acquisitions activity, and industry-wide debt and equity underwriting activity, improved.

•

Industry and market considerations. Since the 2012 quantitative goodwill test, industry-wide metrics have trended positively and most publicly-traded industry participants, including the firm, experienced increases in stock price, price-to-book multiples and price-to-earnings multiples. In addition, clarity was obtained on a number of regulations and other reforms have been adopted or proposed by regulators. Many of these rules are highly complex and their full impact will not be known until the rules are implemented and market practices further develop. However, the firm does not expect compliance to have a significant negative impact on reporting unit results.

•	Cost factors. Although certain expenses increased, there were no significant negative changes to the firm’s overall cost structure since the 2012 quantitative goodwill test.

•

Overall financial performance. During 2014, the firm’s net earnings, pre-tax margin, diluted earnings per common share, return on average common shareholders’ equity and book value per common share increased as compared with 2012.

•	Entity-specific events. There were no entity-specific events since the 2012 quantitative goodwill test that would have had a significant negative impact on the valuation of the firm’s reporting units.

•	Events affecting reporting units. There were no events since the 2012 quantitative goodwill test that would have had a significant negative impact on the valuation of the firm’s reporting units.

•

Sustained changes in stock price. Since the 2012 quantitative goodwill test, the firm’s stock price has increased significantly. In addition, the stock price exceeded book value per common share throughout most of 2013 and 2014.

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

There were no events or changes in circumstances during the three months ended March 2015 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying amount as of March 2015.

Goldman Sachs March 2015 Form 10-Q	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets. The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining useful lives.

	As of
$ in millions	March 2015	Weighted Average Remaining Useful Lives (years)	December 2014
Customer lists
Gross carrying amount	$1,036		$1,036

Accumulated amortization	(730)		(715)
Net carrying amount	306	6	321

Commodities-related [1]
Gross carrying amount	188		216

Accumulated amortization	(71)		(78)
Net carrying amount	117	8	138

Other [2]
Gross carrying amount	262		200

Accumulated amortization	(144)		(144)
Net carrying amount	118	7	56

Total
Gross carrying amount	1,486		1,452

Accumulated amortization	(945)		(937)
Net carrying amount	$ 541	7	$ 515

1.	Primarily includes commodities-related transportation rights.

2.	Primarily includes intangible assets related to acquired leases and the firm’s exchange-traded fund lead market maker rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives using the straight-line method or based on economic usage for certain commodities-related intangibles.

The tables below present amortization for the three months ended March 2015 and March 2014, and the estimated future amortization through 2020 for identifiable intangible assets.

	Three Months Ended March
$ in millions	2015	2014
Amortization	$43	$48

$ in millions Estimated future amortization	As of March 2015
Remainder of 2015	$ 86

2016	119

2017	108

2018	93

2019	64

2020	18
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

During the first quarter of 2015 and the first quarter of 2014, the firm recorded impairments related to certain assets of a consolidated investment in Latin America within the firm’s Investing & Lending segment.

•

During the first quarter of 2015, the firm classified certain assets related to this investment as held for sale and recorded impairments of $33 million ($22 million in other assets and $11 million in property, leasehold improvements and equipment). The impairments related to other assets were included in “Other expenses” and the impairments related to property, leasehold improvements and equipment were included in “Depreciation and amortization.”

•

During the first quarter of 2014, as a result of continued deterioration in market and operating conditions, the firm determined that certain assets related to this investment were impaired and recorded impairments of $150 million ($136 million related to property, leasehold improvements and equipment and $14 million related to identifiable intangible assets). These impairments were included in “Depreciation and amortization.”

The impairments represented the excess of the carrying values of these assets over their estimated fair values, which are calculated using level 3 measurements. These fair values were calculated using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to result from the use and eventual disposition of these assets.

62	Goldman Sachs March 2015 Form 10-Q

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

	As of
$ in millions	March 2015	December 2014
U.S. offices	$73,230	$69,270

Non-U.S. offices	12,841	13,738
Total	$86,071	$83,008

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of March 2015
$ in millions	U.S.		Non-U.S.		Total
Remainder of 2015	$ 5,246		$7,555		$12,801

2016	4,725		152		4,877

2017	4,995		—		4,995

2018	2,972		—		2,972

2019	3,290		—		3,290

2020	1,699		—		1,699

2021 - thereafter	5,775		39		5,814
Total	$28,702	[1]	$7,746	[2]	$36,448	[3]

1.

Includes $2.03 billion greater than $100,000, of which $1.05 billion matures within three months, $438 million matures within three to six months, $273 million matures within six to twelve months, and $266 million matures after twelve months.

2.	Includes $5.93 billion greater than $100,000.

3.	Includes $13.83 billion of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

As of March 2015 and December 2014, deposits include $49.62 billion and $49.29 billion, respectively, of savings and demand deposits, which have no stated maturity, and were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert substantially all of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. Accordingly, the carrying value of time deposits approximated fair value as of March 2015 and December 2014. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of March 2015 and December 2014.

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
$ in millions	March 2015	December 2014
Other secured financings (short-term)	$14,334	$15,560

Unsecured short-term borrowings	44,367	44,540
Total	$58,701	$60,100

See Note 10 for information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2015 and December 2014.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of
$ in millions	March 2015	December 2014
Current portion of unsecured long-term borrowings	$25,611	$25,126

Hybrid financial instruments	14,335	14,083

Promissory notes	33	338

Commercial paper	567	617

Other short-term borrowings	3,821	4,376
Total	$44,367	$44,540
Weighted average interest rate [1]	1.63%	1.52%

1.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs March 2015 Form 10-Q	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
$ in millions	March 2015	December 2014
Other secured financings (long-term)	$ 9,759	$ 7,249

Unsecured long-term borrowings	163,682	167,571
Total	$173,441	$174,820

See Note 10 for information about other secured financings. The tables below present unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of March 2015
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 86,917	$33,606	$120,523

Floating-rate obligations [2]	27,600	15,559	43,159
Total	$114,517	$49,165	$163,682

	As of December 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 89,477	$34,857	$124,334

Floating-rate obligations [2]	27,541	15,696	43,237
Total	$117,018	$50,553	$167,571

1.

Interest rates on U.S. dollar-denominated debt ranged from 1.55% to 10.04% (with a weighted average rate of 5.03%) and 1.55% to 10.04% (with a weighted average rate of 5.08%) as of March 2015 and December 2014, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.33% to 13.00% (with a weighted average rate of 4.01%) and 0.02% to 13.00% (with a weighted average rate of 4.06%) as of March 2015 and December 2014, respectively.

2.	Floating interest rates generally are based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of March 2015
2016	$ 13,224

2017	21,018

2018	23,700

2019	15,388

2020	12,462

2021 - thereafter	77,890
Total [1]	$163,682

1.

Includes $10.05 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $274 million in 2016, $669 million in 2017, $831 million in 2018, $510 million in 2019, $526 million in 2020 and $7.24 billion in 2021 and thereafter.

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

The firm designates certain derivatives as fair value hedges to convert a substantial portion of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of March 2015 and December 2014. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of 2% in the carrying value of total unsecured long-term borrowings as of both March 2015 and December 2014. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2015 and December 2014.

64	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
$ in millions	March 2015	December 2014
Fixed-rate obligations
At fair value	$ 249	$ 861

At amortized cost [1]	41,297	33,748

Floating-rate obligations
At fair value	17,309	15,144

At amortized cost [1]	104,827	117,818
Total	$163,682	$167,571

1.

The weighted average interest rates on the aggregate amounts were 2.85% (5.09% related to fixed-rate obligations and 1.97% related to floating-rate obligations) and 2.68% (5.09% related to fixed-rate obligations and 2.01% related to floating-rate obligations) as of March 2015 and December 2014, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both March 2015 and December 2014, subordinated debt had maturities ranging from 2017 to 2038. The tables below present subordinated borrowings.

	As of March 2015
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt	$14,017	$17,134	3.72%

Junior subordinated debt	1,360	1,824	6.47%
Total subordinated borrowings	$15,377	$18,958	3.96%

	As of December 2014
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt	$14,254	$17,241	3.77%

Junior subordinated debt	1,582	2,122	6.21%
Total subordinated borrowings	$15,836	$19,363	4.02%

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

Goldman Sachs March 2015 Form 10-Q	65

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

Junior Subordinated Debt Issued in Connection with Trust Preferred Securities. Group Inc. issued $2.84 billion of junior subordinated debt in 2004 to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debt from Group Inc. During 2014 and the first quarter of 2015, the firm purchased $1.43 billion (par amount) of Trust Preferred Securities and delivered these securities, along with $44.2 million of common beneficial interests, to the Trust in exchange for a corresponding par amount of the junior subordinated debt. Following the exchanges, these Trust Preferred Securities, common beneficial interests and junior subordinated debt were extinguished. Subsequent to these extinguishments, the outstanding par amount of junior subordinated debt held by the Trust was $1.36 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.32 billion and $40.8 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
$ in millions	March 2015	December 2014
Compensation and benefits	$ 5,448	$ 8,368

Noncontrolling interests [1]	419	404

Income tax-related liabilities	1,613	1,533

Employee interests in consolidated funds	176	176

Subordinated liabilities issued by consolidated VIEs	934	843

Accrued expenses and other	4,863	4,751
Total	$13,453	$16,075

1.	Primarily relates to consolidated investment funds.

66	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of March 2015				Total Commitments as of
$ in millions	Remainder of 2015	2016 - 2017	2018 - 2019	2020 - Thereafter	March 2015		December 2014
Commitments to extend credit
Commercial lending:
Investment-grade	$ 6,231	$15,572	$30,941	$ 6,462	$ 59,206		$ 63,634

Non-investment-grade	1,978	9,194	13,796	5,511	30,479		29,605

Warehouse financing	859	1,682	136	791	3,468		2,710
Total commitments to extend credit	9,068	26,448	44,873	12,764	93,153		95,949

Contingent and forward starting resale and securities borrowing agreements	66,749	1,417	—	—	68,166		35,225

Forward starting repurchase and secured lending agreements	17,950	—	—	—	17,950		8,180

Letters of credit	198	76	13	4	291		308

Investment commitments	1,320	2,816	21	651	4,808		5,164

Other	7,960	104	53	56	8,173	[1]	6,321
Total commitments	$103,245	$30,861	$44,960	$13,475	$192,541		$151,147

1.	The increase from December 2014 to March 2015 is due to an increase in underwriting commitments.

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

As of March 2015 and December 2014, $69.83 billion and $66.22 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments.

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

Goldman Sachs March 2015 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $26.61 billion and $27.51 billion as of March 2015 and December 2014, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $768 million of protection had been provided as of both March 2015 and December 2014. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

Warehouse Financing. The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of corporate and consumer loans.

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

Investment Commitments

The firm’s investment commitments of $4.81 billion and $5.16 billion as of March 2015 and December 2014, respectively, include commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Of these amounts, $2.74 billion and $2.87 billion as of March 2015 and December 2014, respectively, relate to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of March 2015
Remainder of 2015	$ 231

2016	290

2017	270

2018	223

2019	186

2020	154

2021 - thereafter	728
Total	$2,082

Rent charged to operating expense was $64 million and $80 million for the three months ended March 2015 and March 2014, respectively.

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

68	Goldman Sachs March 2015 Form 10-Q

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of March 2015 and December 2014, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $24 billion and $25 billion, respectively. These amounts reflect paydowns and cumulative losses of approximately $101 billion ($23 billion of which are cumulative losses) as of March 2015 and approximately $100 billion ($23 billion of which are cumulative losses) as of December 2014. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $389 million and total paydowns and cumulative losses of $1.67 billion ($553 million of which are cumulative losses) as of March 2015, and an outstanding principal balance of $401 million and total paydowns and cumulative losses of $1.66 billion ($550 million of which are cumulative losses) as of December 2014, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During both the three months ended March 2015 and March 2014, the firm repurchased loans with an unpaid principal balance of less than $10 million and related losses were not material. The firm has received a communication from counsel purporting to represent certain institutional investors in portions of Goldman Sachs-issued securitizations between 2003 and 2007, such securitizations having a total original notional face amount of approximately $150 billion, offering to enter into a “settlement dialogue” with respect to alleged breaches of representations made by Goldman Sachs in connection with such offerings.

The firm’s exposure to claims for repurchase of residential mortgage loans based on alleged breaches of representations will depend on a number of factors including: (i) the extent to which these claims are made within the statute of limitations taking into consideration the agreements to toll the statute of limitations the firm has entered into with trustees representing trusts; (ii) the extent to which there are underlying breaches of representations that give rise to valid claims for repurchase; (iii) in the case of loans originated by others, the extent to which the firm could be held liable and, if so, the firm’s ability to pursue and collect on any claims against the parties who made representations to the firm; (iv) macroeconomic factors, including developments in the residential real estate market; and (v) legal and regulatory developments. Based upon the large number of defaults in residential mortgages, including those sold or securitized by the firm, there is a potential for increasing claims for repurchases. However, the firm is not in a position to make a meaningful estimate of that exposure at this time.

Goldman Sachs March 2015 Form 10-Q	69

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims under these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of March 2015, claims received and payments made in connection with these claims were not material to the firm.

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

Other Contingencies. In connection with the sale of Metro International Trade Services (Metro), the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to the buyer. The firm further agreed to provide indemnities to the buyer, which primarily relate to potential liabilities for legal or regulatory proceedings arising out of the conduct of Metro’s business while it was owned by the firm.

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

70	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $33.52 billion and $28.49 billion as of March 2015 and December 2014, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

	As of March 2015
$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 14,662	$ —	$ 110
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2015	$338,537	$32,439	$ 414

2016 - 2017	317,638	—	858

2018 - 2019	61,866	—	1,290

2020 - Thereafter	71,862	—	1,674
Total	$789,903	$32,439	$4,236

	As of December 2014
$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 11,201	$ —	$ 119
Maximum Payout/Notional Amount by Period of Expiration
2014	$351,308	$27,567	$ 471

2015 - 2016	150,989	—	935

2017 - 2018	51,927	—	1,390

2019 - Thereafter	58,511	—	1,690
Total	$612,735	$27,567	$4,486

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

Goldman Sachs March 2015 Form 10-Q	71

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of March 2015 and December 2014.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of March 2015 and December 2014.

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

72	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 19.

Shareholders’ Equity

Common Equity

On April 15, 2015, the Board of Directors of Group Inc. (Board) increased the firm’s quarterly dividend to $0.65 per common share from $0.60 per common share. The dividend will be paid on June 29, 2015 to common shareholders of record on June 1, 2015.

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

The table below presents the amount of common stock repurchased by the firm under the share repurchase program during the three months ended March 2015.

in millions, except per share amounts	Three Months Ended March 2015
Common share repurchases	6.8

Average cost per share	$185.18

Total cost of common share repurchases	$ 1,250

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel restricted stock units (RSUs) or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the three months ended March 2015, employees remitted 35,217 shares with a total value of $6 million, and the firm cancelled 5.4 million of RSUs with a total value of $969 million and 565,346 stock options with a total value of $107 million.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of March 2015.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000

B	50,000	32,000	32,000	1,000

C	25,000	8,000	8,000	1,000

D	60,000	54,000	53,999	1,000

E	17,500	17,500	17,500	N/A

F	5,000	5,000	5,000	N/A

I	34,500	34,000	34,000	1,000

J	46,000	40,000	40,000	1,000

K	32,200	28,000	28,000	1,000

L	52,000	52,000	52,000	25
Total	372,200	300,500	300,498

Series	Liquidation Preference	Redemption Price Per Share	Redemption Value ($ in millions)
A	$ 25,000	$25,000 plus declared and unpaid dividends	$ 750

B	25,000	$25,000 plus declared and unpaid dividends	800

C	25,000	$25,000 plus declared and unpaid dividends	200

D	25,000	$25,000 plus declared and unpaid dividends	1,350

E	100,000	$100,000 plus declared and unpaid dividends	1,750

F	100,000	$100,000 plus declared and unpaid dividends	500

I	25,000	$25,000 plus accrued and unpaid dividends	850

J	25,000	$25,000 plus accrued and unpaid dividends	1,000

K	25,000	$25,000 plus accrued and unpaid dividends	700

L	25,000	$25,000 plus accrued and unpaid dividends	1,300
Total			$9,200

In the tables above:

•	Each share of non-cumulative Series A, Series B, Series C and Series D Preferred Stock issued and outstanding is redeemable at the firm’s option.

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

Goldman Sachs March 2015 Form 10-Q	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Each share of non-cumulative Series I Preferred Stock issued and outstanding is redeemable at the firm’s option beginning November 10, 2017.

•	Each share of non-cumulative Series J Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2023.

•	Each share of non-cumulative Series K Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2024.

•	Each share of non-cumulative Series L Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2019.

•	All shares of preferred stock have a par value of $0.01 per share and, where applicable, each share of preferred stock is represented by the specified number of depositary shares.

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

In April 2015, Group Inc. authorized and issued 80,000 shares of Series M perpetual 5.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series M Preferred Stock). Each share of Series M Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 25 depositary shares and is redeemable at the firm’s option beginning May 10, 2020 at a redemption price equal to $25,000 plus accrued and unpaid dividends, for a total redemption value of $2.00 billion. Dividends on Series M Preferred Stock, if declared, are payable semi-annually at 5.375% per annum from the issuance date to, but excluding, May 10, 2020, and thereafter quarterly at three-month LIBOR plus 3.922% per annum.

The table below presents the dividend rates of the firm’s perpetual preferred stock as of March 2015.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

The table below presents preferred dividends declared on the firm’s preferred stock.

	Three Months Ended March
	2015		2014
Series	per share	$ in millions	per share	$ in millions
A	$ 239.58	$ 7	$ 234.38	$ 7

B	387.50	12	387.50	12

C	255.56	2	250.00	2

D	255.56	14	250.00	13

E	1,011.11	18	1,011.11	18

F	1,011.11	5	1,011.11	5

I	371.88	13	371.88	13

J	343.75	14	343.75	14

K	398.44	11	—	—
Total		$96		$84

Accumulated Other Comprehensive Loss

The tables below present accumulated other comprehensive loss, net of tax by type.

	March 2015
$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of period
Currency translation	$(473)	$ (25)	$(498)

Pension and postretirement liabilities	(270)	(3)	(273)
Accumulated other comprehensive loss, net of tax	$(743)	$ (28)	$(771)

	December 2014
$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of year
Currency translation	$(364)	$(109)	$(473)

Pension and postretirement liabilities	(168)	(102)	(270)

Cash flow hedges	8	(8)	—
Accumulated other comprehensive loss, net of tax	$(524)	$(219)	$(743)

74	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 20.

Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act. As a bank holding company, the firm is subject to consolidated regulatory capital requirements which are calculated in accordance with the revised risk-based capital and leverage regulations of the Federal Reserve Board, subject to certain transitional provisions (Revised Capital Framework).

The risk-based capital requirements are expressed as capital ratios that compare measures of regulatory capital to risk-weighted assets (RWAs). Failure to comply with these requirements could result in restrictions being imposed by the firm’s regulators. The firm’s capital levels are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Furthermore, certain of the firm’s subsidiaries are subject to separate regulations and capital requirements as described below.

Capital Framework

The firm is subject to the Revised Capital Framework. These regulations are largely based on the Basel Committee’s final capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, the firm is an “Advanced approach” banking organization.

As of March 2015, the firm calculated its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of each ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to the firm as of March 2015. The capital requirements that apply to the firm can change in future reporting periods as a result of these regulatory requirements.

As of December 2014, the firm calculated its CET1, Tier 1 capital and Total capital ratios using the Revised Capital Framework for regulatory capital, but RWAs were calculated in accordance with (i) the Basel I Capital Accord of the Basel Committee, incorporating the market risk requirements set out in the Revised Capital Framework, and adjusted for certain items related to capital deductions and for the phase-in of capital deductions (Hybrid Capital Rules), and (ii) the Basel III Advanced Rules. The lower of each ratio calculated in (i) and (ii) was the ratio against which the firm’s compliance with its minimum ratio requirements was assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Hybrid Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of December 2014.

Regulatory Capital and Capital Ratios. The table below presents the minimum ratios required for the firm as of March 2015.

Minimum Ratio
CET1 ratio	4.5%

Tier 1 capital ratio	6.0%

Total capital ratio [1]	8.0%

Tier 1 leverage ratio [2]	4.0%

1.	In order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s regulations, the firm must meet a higher required minimum Total capital ratio of 10.0%.

2.

Tier 1 leverage ratio is defined as Tier 1 capital divided by quarterly average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

Certain aspects of the Revised Capital Framework’s requirements phase in over time (transitional provisions). These include the introduction of capital buffers and certain deductions from regulatory capital (such as investments in nonconsolidated financial institutions). These deductions from CET1 are required to be phased in ratably per year from 2014 to 2018, with residual amounts subject to risk weighting. In addition, junior subordinated debt issued to trusts is being phased out of regulatory capital. The minimum CET1, Tier 1 and Total capital ratios that apply to the firm will increase as the transitional provisions phase in and capital buffers are introduced.

Goldman Sachs March 2015 Form 10-Q	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Definition of Risk-Weighted Assets. As of March 2015, RWAs were calculated in accordance with both the Standardized Capital Rules and the Basel III Advanced Rules. The following is a comparison of RWA calculations under these rules:

•

RWAs for credit risk in accordance with the Standardized Capital Rules are calculated in a different manner than the Basel III Advanced Rules. The primary difference is that the Standardized Capital Rules do not contemplate the use of internal models to compute exposure for credit risk on derivatives and securities financing transactions, whereas the Basel III Advanced Rules permit the use of such models, subject to supervisory approval. In addition, credit RWAs calculated in accordance with the Standardized Capital Rules utilize prescribed risk-weights which depend largely on the type of counterparty, rather than on internal assessments of the creditworthiness of such counterparties;

•	RWAs for market risk in accordance with the Standardized Capital Rules and the Basel III Advanced Rules are generally consistent; and

•	RWAs for operational risk are not required by the Standardized Capital Rules, whereas the Basel III Advanced Rules do include such a requirement.

As of December 2014, the firm calculated RWAs in accordance with both the Basel III Advanced Rules and the Hybrid Capital Rules.

Credit Risk

Credit RWAs are calculated based upon measures of exposure, which are then risk weighted. The following is a description of the calculation of credit RWAs in accordance with the Standardized Capital Rules, the Basel III Advanced Rules and the Hybrid Capital Rules:

•

For credit RWAs calculated in accordance with the Standardized Capital Rules, the firm utilizes prescribed risk-weights which depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity). The exposure measure for derivatives is based on a combination of positive net current exposure and a percentage of the notional amount of each trade. The exposure measure for securities financing transactions is calculated to reflect adjustments for potential price volatility, the size of which depends on factors such as the type and maturity of the security, and whether it is denominated in the same currency as the other side of the financing transaction. The firm utilizes specific required formula approaches to measure exposure for securitizations and equities;

•

For credit RWAs calculated in accordance with the Basel III Advanced Rules, the firm has been given permission by its regulators to compute risk weights for wholesale and retail credit exposures in accordance with the Advanced Internal Ratings-Based approach. This approach is based on internal assessments of the creditworthiness of counterparties, with key inputs being the probability of default, loss given default and the effective maturity. The firm utilizes internal models to measure exposure for derivatives, securities financing transactions and eligible margin loans. The Revised Capital Framework requires that a bank holding company obtain prior written agreement from its regulators before using internal models for such purposes. The firm utilizes specific required formula approaches to measure exposure for securitizations and equities; and

•

For credit RWAs calculated in accordance with the Hybrid Capital Rules, the firm utilized prescribed risk-weights depending on, among other things, the type of counterparty. The exposure amount for derivatives was based on a combination of positive net exposure and a percentage of the notional amount for each trade; for securities financing transactions, it was based on the carrying value without the application of potential price volatility adjustments required under the Standardized Capital Rules.

76	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Market Risk

Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a bank holding company obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement. The following is further information regarding the measures of exposure for market RWAs calculated in accordance with the Standardized Capital Rules, Basel III Advanced Rules and Hybrid Capital Rules:

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily trading net revenues used to determine risk management VaR exceptions (i.e., comparing the daily trading net revenues to the VaR measure calculated as of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital regulations require that intraday activity be excluded from daily trading net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive. Under these regulations, the firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the three months ended March 2015, but did exceed its 99% one-day regulatory VaR on three occasions during 2014. There was no change in the VaR multiplier used to calculate Market RWAs;

•	Stressed VaR is the potential loss in value of inventory positions during a period of significant market stress;

•	Incremental risk is the potential loss in value of non-securitized inventory positions due to the default or credit migration of issuers of financial instruments over a one-year time horizon;

•	Comprehensive risk is the potential loss in value, due to price risk and defaults, within the firm’s credit correlation positions; and

•

Specific risk is the risk of loss on a position that could result from factors other than broad market movements, including event risk, default risk and idiosyncratic risk. The standardized measurement method is used to determine specific risk RWAs, by applying supervisory defined risk-weighting factors after applicable netting is performed.

Operational Risk

Operational RWAs are only required to be included in the Basel III Advanced Rules. The firm has been given permission by its regulators to calculate operational RWAs in accordance with the “Advanced Measurement Approach,” and therefore utilizes an internal risk-based model to quantify operational RWAs.

Goldman Sachs March 2015 Form 10-Q	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated Regulatory Capital Ratios

Capital Ratios and RWAs. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than the ratio calculated in accordance with the Basel III Advanced Rules as of March 2015 and therefore such lower ratios applied to the firm as of that date. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than the ratio calculated in accordance with the Hybrid Capital Rules as of December 2014 and therefore such lower ratios applied to the firm as of that date.

The table below presents the ratios calculated in accordance with both the Standardized and Basel III Advanced rules as of both March 2015 and December 2014. While the ratios calculated in accordance with the Standardized Capital Rules were not applicable until January 2015, the December 2014 ratios are presented in the table below for comparative purposes.

	As of
$ in millions	March 2015	December 2014
Standardized
Common shareholders’ equity	$ 75,927	$ 73,597

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,887)	(2,787)

Deductions for investments in nonconsolidated financial institutions	(1,535)	(953)

Other adjustments	(282)	(27)
Common Equity Tier 1	71,223	69,830
Perpetual non-cumulative preferred stock	9,200	9,200

Junior subordinated debt issued to trusts	330	660

Other adjustments	(706)	(1,257)
Tier 1 capital	80,047	78,433
Qualifying subordinated debt	11,232	11,894

Junior subordinated debt issued to trusts	990	660

Allowance for losses on loans and lending commitments	312	316

Other adjustments	(10)	(9)
Tier 2 capital	12,524	12,861
Total capital	$ 92,571	$ 91,294
RWAs	$626,071	$619,216

CET1 ratio	11.4%	11.3%

Tier 1 capital ratio	12.8%	12.7%

Total capital ratio	14.8%	14.7%
Basel III Advanced
Standardized Tier 2 capital	$ 12,524	$ 12,861

Allowance for losses on loans and lending commitments	(312)	(316)
Tier 2 capital	12,212	12,545
Total capital	$ 92,259	$ 90,978
RWAs	$564,988	$570,313

CET1 ratio	12.6%	12.2%

Tier 1 capital ratio	14.2%	13.8%

Total capital ratio	16.3%	16.0%
Tier 1 leverage ratio	9.1%	9.0%

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.65 billion as of both March 2015 and December 2014, and identifiable intangible assets of $216 million (40% of $541 million) and $103 million (20% of $515 million) as of March 2015 and December 2014, respectively, net of associated deferred tax liabilities of $974 million and $961 million as of March 2015 and December 2014, respectively. The deduction for identifiable intangible assets is required to be phased into CET1 ratably over five years from 2014 to 2018. As of March 2015 and December 2014, CET1 reflects 40% and 20% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The deduction for such investments is required to be phased into CET1 ratably over five years from 2014 to 2018. As of March 2015 and December 2014, CET1 reflects 40% and 20% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

•

Other adjustments within CET1 and Tier 1 capital primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. The deductions for such items are generally required to be phased into CET1 ratably over five years from 2014 to 2018. As of March 2015 and December 2014, CET1 reflects 40% and 20% of such deductions, respectively. The balance that is not deducted from CET1 during the transitional period is generally deducted from Tier 1 capital within other adjustments.

78	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

Junior subordinated debt issued to trusts is reflected in both Tier 1 capital (25%) and Tier 2 capital (75%) as of March 2015. Such percentages were 50% for both Tier 1 and Tier 2 capital as of December 2014. Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 1 capital into Tier 2 Capital by 2016, and then out of Tier 2 capital by 2022. See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced, or discounted, upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

The tables below present the changes in CET1, Tier 1 capital and Tier 2 capital for the three months ended March 2015 and the period from December 31, 2013 to December 31, 2014.

	Three Months Ended March 2015
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$69,830	$69,830

Increased deductions due to transitional provisions	(1,368)	(1,368)

Increase in common shareholders’ equity	2,330	2,330

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	2	2

Change in deduction for investments in nonconsolidated financial institutions	388	388

Change in other adjustments	41	41
Ending balance	$71,223	$71,223
Tier 1 capital
Beginning balance	$78,433	$78,433

Increased deductions due to transitional provisions	(1,073)	(1,073)

Other net increase in CET1	2,761	2,761

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Change in other adjustments	256	256
Ending balance	80,047	80,047
Tier 2 capital
Beginning balance	12,861	12,545

Increased deductions due to transitional provisions	(53)	(53)

Decrease in qualifying subordinated debt	(662)	(662)

Redesignation of junior subordinated debt issued to trusts	330	330

Change in the allowance for losses on loans and lending commitments	(4)	—

Change in other adjustments	52	52
Ending balance	12,524	12,212
Total capital	$92,571	$92,259

$ in millions	Period Ended December 2014
Common Equity Tier 1
Balance, December 31, 2013	$63,248

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Increase in common shareholders’ equity	2,330

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	144

Change in deduction for investments in nonconsolidated financial institutions	839

Change in other adjustments	92
Balance, December 31, 2014	$69,830
Tier 1 capital
Balance, December 31, 2013	$72,471

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Change in Tier 1 capital related to the transition to the Revised Capital Framework [2]	(443)

Other net increase in CET1	3,405

Increase in perpetual non-cumulative preferred stock	2,000

Redesignation of junior subordinated debt issued to trusts and decrease related to trust preferred securities purchased by the firm	(1,403)

Change in other adjustments	(774)
Balance, December 31, 2014	78,433
Tier 2 capital
Balance, December 31, 2013	13,632

Change in Tier 2 capital related to the transition to the Revised Capital Framework [3]	(197)

Decrease in qualifying subordinated debt	(879)

Trust preferred securities purchased by the firm, net of redesignation of junior subordinated debt issued to trusts	(27)

Change in other adjustments	16
Balance, December 31, 2014	12,545
Total capital	$90,978

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

In the table above, “Change in CET1 related to the transition to the Revised Capital Framework” primarily reflects the change in the treatment of equity investments in certain nonconsolidated entities. The Revised Capital Framework requires only a portion of such investments that exceed certain prescribed thresholds to be treated as deductions from CET1 and the remainder are risk-weighted, subject to the applicable transitional provisions. As of December 2013, in accordance with the previous capital regulations, these equity investments were treated as deductions.

Goldman Sachs March 2015 Form 10-Q	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the components of RWAs calculated in accordance with the Standardized and Basel III Advanced rules as of March 2015 and December 2014.

	Standardized Capital Rules
$ in millions	March 2015	December 2014
Credit RWAs
Derivatives	$169,703	$180,771

Commitments, guarantees and loans	91,672	89,783

Securities financing transactions [1]	101,560	92,116

Equity investments	38,504	38,526

Other [2]	78,159	71,499
Total Credit RWAs	479,598	472,695
Market RWAs
Regulatory VaR	13,050	10,238

Stressed VaR	31,013	29,625

Incremental risk	16,725	16,950

Comprehensive risk	9,388	9,855

Specific risk	76,297	79,853
Total Market RWAs	146,473	146,521
Total RWAs	$626,071	$619,216

	Basel III Advanced Rules
$ in millions	March 2015	December 2014
Credit RWAs
Derivatives	$119,578	$122,501

Commitments, guarantees and loans	93,898	95,209

Securities financing transactions [1]	10,806	15,618

Equity investments	40,500	40,146

Other [2]	56,466	54,470
Total Credit RWAs	321,248	327,944
Market RWAs
Regulatory VaR	13,050	10,238

Stressed VaR	31,013	29,625

Incremental risk	16,725	16,950

Comprehensive risk	7,975	8,150

Specific risk	76,327	79,918
Total Market RWAs	145,090	144,881
Total Operational RWAs	98,650	97,488
Total RWAs	$564,988	$570,313

1.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

2.	Includes receivables, other assets, and cash and cash equivalents.

The table below presents the changes in RWAs calculated in accordance with the Standardized and Basel III Advanced rules for the three months ended March 2015.

	Three Months Ended March 2015
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$619,216	$570,313

Credit RWAs
Increased deductions due to transitional provisions	(1,073)	(1,073)

Increase/(decrease) in derivatives	(11,068)	(2,923)

Increase/(decrease) in commitments, guarantees and loans	1,889	(1,311)

Increase/(decrease) in securities financing transactions	9,444	(4,812)

Increase/(decrease) in equity investments	948	1,324

Change in other	6,763	2,099
Change in Credit RWAs	6,903	(6,696)
Market RWAs
Increase/(decrease) in regulatory VaR	2,812	2,812

Increase/(decrease) in stressed VaR	1,388	1,388

Increase/(decrease) in incremental risk	(225)	(225)

Increase/(decrease) in comprehensive risk	(467)	(175)

Increase/(decrease) in specific risk	(3,556)	(3,591)
Change in Market RWAs	(48)	209
Operational RWAs
Increase/(decrease) in operational risk	—	1,162
Change in Operational RWAs	—	1,162
Ending balance	$626,071	$564,988

Standardized Credit RWAs as of March 2015 increased by $6.90 billion compared with December 2014, primarily due to increased secured financing and lending activity, and increased receivables from brokers, dealers and clearing organizations. These increases were partially offset by a decrease in derivatives, primarily due to lower notional amounts.

Basel III Advanced Credit RWAs as of March 2015 decreased by $6.70 billion compared with December 2014, primarily due to a decrease in securities financing transactions as a result of lower modeled exposures and a decrease in derivative exposures, due to lower counterparty credit risk.

80	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the changes in RWAs from December 31, 2013 to December 31, 2014. As of December 31, 2013, the firm was subject to the capital regulations of the Federal Reserve Board that were based on the Basel Committee’s Basel I Capital Accord, including the revised market risk capital requirements.

$ in millions	Period Ended December 2014
Risk-weighted assets
Balance, December 31, 2013	$433,226

Credit RWAs
Change related to the transition to the Revised Capital Framework [1]	69,101

Other Changes:
Decrease in derivatives	(24,109)

Increase in commitments, guarantees and loans	18,208

Decrease in securities financing transactions	(2,782)

Decrease in equity investments	(2,728)

Increase in other	2,007
Change in Credit RWAs	59,697
Market RWAs
Change related to the transition to the Revised Capital Framework	1,626

Decrease in regulatory VaR	(5,175)

Decrease in stressed VaR	(11,512)

Increase in incremental risk	7,487

Decrease in comprehensive risk	(6,617)

Decrease in specific risk	(5,907)
Change in Market RWAs	(20,098)
Operational RWAs
Change related to the transition to the Revised Capital Framework	88,938

Increase in operational risk	8,550
Change in Operational RWAs	97,488
Ending balance (Basel III Advanced)	$570,313

1.

Includes $26.67 billion of RWA changes related to the transition to the Revised Capital Framework on January 1, 2014 and $42.43 billion of changes to the calculation of credit RWAs in accordance with the Basel III Advanced Rules related to the firm’s application of the Basel III Advanced Rules on April 1, 2014.

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

Bank Subsidiaries

Regulatory Capital Ratios. GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to minimum regulatory capital requirements that are calculated in a manner similar to those applicable to bank holding companies. For purposes of assessing the adequacy of its capital, GS Bank USA calculates its capital ratios in accordance with the risk-based capital and leverage requirements applicable to state member banks. Those requirements are based on the Revised Capital Framework described above. GS Bank USA is an Advanced approach banking organization under the Revised Capital Framework. The minimum CET1 ratio required for GS Bank USA as of March 2015 is 4.5%.

Under the regulatory framework for prompt corrective action applicable to GS Bank USA as of March 2015, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA was required to maintain a CET1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8.0%, a Total capital ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%.

GS Bank USA was in compliance with its minimum capital requirements as of March 2015 and December 2014. GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements could result in restrictions being imposed by GS Bank USA’s regulators.

As of March 2015, similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore each of the Standardized Capital ratios applied to GS Bank USA as of March 2015.

Goldman Sachs March 2015 Form 10-Q	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of December 2014, GS Bank USA was required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Basel III Advanced Rules and Hybrid Capital Rules. The lower of each ratio calculated in accordance with the Basel III Advanced Rules and the Hybrid Capital Rules was the ratio against which GS Bank USA’s compliance with its minimum ratio requirements was assessed. Each of the ratios calculated in accordance with the Hybrid Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore each of the Hybrid Capital ratios applied to GS Bank USA as of December 2014.

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized and Basel III Advanced rules as of both March 2015 and December 2014, and with the Hybrid Capital Rules as of December 2014. While the ratios calculated in accordance with the Standardized Capital Rules were not applicable until January 2015, the December 2014 ratios are presented in the table below for comparative purposes.

	As of
$ in millions	March 2015	December 2014
Standardized
Common Equity Tier 1	$ 21,621	$ 21,293

Tier 1 capital	$ 21,621	$ 21,293

Tier 2 capital	$ 2,200	$ 2,182

Total capital	$ 23,821	$ 23,475
RWAs	$202,200	$200,605

CET1 ratio	10.7%	10.6%

Tier 1 capital ratio	10.7%	10.6%

Total capital ratio	11.8%	11.7%
Basel III Advanced
Standardized Tier 2 capital	$ 2,200	$ 2,182

Allowance for losses on loans and lending commitments	(200)	(182)
Tier 2 capital	2,000	2,000
Total capital	$ 23,621	$ 23,293
RWAs	$135,567	$141,978

CET1 ratio	15.9%	15.0%

Tier 1 capital ratio	15.9%	15.0%

Total capital ratio	17.4%	16.4%
Hybrid
RWAs	N/A	$149,963

CET1 ratio	N/A	14.2%

Tier 1 capital ratio	N/A	14.2%

Total capital ratio	N/A	15.7%
Tier 1 leverage ratio	16.5%	17.3%

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of March 2015 and December 2014, GSIB was in compliance with all regulatory capital requirements.

Broker-Dealer Subsidiaries

U.S. Regulated Broker-Dealer Subsidiaries. The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and GSEC. GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the U.S. Commodity Futures Trading Commission (CFTC), the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority, Inc. (FINRA) and the National Futures Association. Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to calculate their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1.

As of March 2015 and December 2014, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $15.81 billion and $14.83 billion, respectively, which exceeded the amount required by $13.19 billion and $12.46 billion, respectively. As of March 2015 and December 2014, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.76 billion and $1.67 billion, respectively, which exceeded the amount required by $1.59 billion and $1.53 billion, respectively.

82	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of March 2015 and December 2014, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 2015 and December 2014, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

Group Inc.’s ability to withdraw capital from its regulated subsidiaries is limited by minimum equity capital requirements applicable to those subsidiaries, provisions of applicable law and regulations and other regulatory restrictions that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval even if the relevant subsidiary would satisfy the equity capital requirements applicable to it after giving effect to the dividend. For example, the Federal Reserve Board, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

As of March 2015 and December 2014, Group Inc. was required to maintain $44.79 billion and $33.62 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries. The increased requirement is primarily a result of higher regulatory capital requirements in GS Bank USA, reflecting the implementation of the Standardized Capital Rules.

Other

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA held at the Federal Reserve Bank of New York was $41.72 billion and $38.68 billion as of March 2015 and December 2014, respectively, which exceeded required reserve amounts by $41.41 billion and $38.57 billion as of March 2015 and December 2014, respectively.

Goldman Sachs March 2015 Form 10-Q	83

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended March
in millions, except per share amounts	2015	2014
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$2,748	$1,949
Denominator for basic EPS — weighted average number of common shares	453.3	468.6

Effect of dilutive securities:
RSUs	4.3	5.1

Stock options	5.3	10.9
Dilutive potential common shares	9.6	16.0
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	462.9	484.6
Basic EPS	$ 6.05	$ 4.15

Diluted EPS	5.94	4.02

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 for both the three months ended March 2015 and March 2014.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of 6.0 million for both the three months ended March 2015 and March 2014.

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

	Three Months Ended March
$ in millions	2015	2014
Fees earned from affiliated funds	$ 884	$ 892

	As of
$ in millions	March 2015	December 2014
Fees receivable from funds	$ 701	$ 724

Aggregate carrying value of interests in funds	8,881	9,099

As of both March 2015 and December 2014, the firm had outstanding guarantees on behalf of its funds of $304 million. This amount primarily related to a guarantee that the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of March 2015 and December 2014, the firm had no outstanding loans or commitments to extend credit to affiliated funds.

84	Goldman Sachs March 2015 Form 10-Q

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

	Three Months Ended March
$ in millions	2015	2014
Interest income
Deposits with banks	$ 38	$ 50

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	(30)	18

Financial instruments owned, at fair value	1,474	2,045

Loans receivable	253	136

Other interest [2]	300	345
Total interest income	2,035	2,594
Interest expense
Deposits	85	85

Securities loaned and securities sold under agreements to repurchase	73	134

Financial instruments sold, but not yet purchased, at fair value	329	533

Short-term borrowings [3]	125	95

Long-term borrowings [3]	811	903

Other interest [4]	(247)	(193)
Total interest expense	1,176	1,557
Net interest income	$ 859	$1,037

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

Goldman Sachs March 2015 Form 10-Q	85

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of March 2015
U.S. Federal	2008

New York State and City	2007

United Kingdom	2012

Japan	2010

Hong Kong	2006

Korea	2010

The U.S. Federal examinations of fiscal 2008 through calendar 2010 have been finalized, but the settlement is subject to review by the Joint Committee of Taxation. The examinations of 2011 and 2012 began in 2013.

New York State and City examinations of fiscal 2007 through 2010 began in 2013.

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

86	Goldman Sachs March 2015 Form 10-Q

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

	Three Months Ended or as of March
$ in millions	2015	2014
Investment Banking
Financial Advisory	$ 961	$ 682
Equity underwriting	533	437

Debt underwriting	411	660
Total Underwriting	944	1,097
Total net revenues	1,905	1,779

Operating expenses	1,104	1,045
Pre-tax earnings	$ 801	$ 734
Segment assets	$ 3,216	$ 1,898
Institutional Client Services
Fixed Income, Currency and Commodities Client Execution	$ 3,134	$ 2,850
Equities client execution	1,124	416

Commissions and fees	808	828

Securities services	393	352
Total Equities	2,325	1,596
Total net revenues	5,459	4,446

Operating expenses	3,571	3,094
Pre-tax earnings	$ 1,888	$ 1,352
Segment assets	$704,026	$781,912
Investing & Lending
Equity securities	$ 1,160	$ 907

Debt securities and loans	509	622
Total net revenues [1]	1,669	1,529

Operating expenses	737	892
Pre-tax earnings	$ 932	$ 637
Segment assets	$143,155	$119,146
Investment Management
Management and other fees	$ 1,194	$ 1,152

Incentive fees	254	304

Transaction revenues	136	118
Total net revenues	1,584	1,574

Operating expenses	1,271	1,276
Pre-tax earnings	$ 313	$ 298
Segment assets	$ 15,061	$ 12,709
Total net revenues	$ 10,617	$ 9,328

Total operating expenses	6,683	6,307
Total pre-tax earnings	$ 3,934	$ 3,021
Total assets	$865,458	$915,665

1.

Net revenues related to the firm’s consolidated investments, previously reported in other net revenues within Investing & Lending, are now reported in equity securities and debt securities and loans, as results from these activities ($82 million for the three months ended March 2015) are no longer significant due to the sale of Metro in the fourth quarter of 2014. Reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs March 2015 Form 10-Q	87

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

	Three Months Ended March
$ in millions	2015	2014
Investment Banking	$ —	$ —

Institutional Client Services	726	979

Investing & Lending	97	26

Investment Management	36	32
Total net interest income	$859	$1,037

	Three Months Ended March
$ in millions	2015	2014
Investment Banking	$ 29	$ 32

Institutional Client Services	101	114

Investing & Lending	53	207

Investment Management	36	37
Total depreciation and amortization	$219	$ 390

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

The table below presents the total net revenues and pre-tax earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings for each geographic region. In the table below, Asia includes Australia and New Zealand.

	Three Months Ended March
$ in millions	2015		2014
Net revenues
Americas	$ 5,872	55%	$5,497	59%

Europe, Middle East and Africa	2,885	27%	2,639	28%

Asia	1,860	18%	1,192	13%
Total net revenues	$10,617	100%	$9,328	100%
Pre-tax earnings
Americas	$ 2,073	53%	$1,690	56%

Europe, Middle East and Africa	1,097	28%	972	32%

Asia	764	19%	359	12%
Total pre-tax earnings	$ 3,934	100%	$3,021	100%

88	Goldman Sachs March 2015 Form 10-Q

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of
$ in millions	March 2015	December 2014
U.S. government and federal agency obligations [1]	$70,942	$69,170

% of total assets	8.2%	8.1%

Non-U.S. government and agency obligations [1]	$34,763	$37,059

% of total assets	4.0%	4.3%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

As of March 2015 and December 2014, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
$ in millions	March 2015	December 2014
U.S. government and federal agency obligations	$78,219	$103,263

Non-U.S. government and agency obligations [1]	83,733	71,302

1.	Principally consists of securities issued by the governments of France, the United Kingdom, Japan and Germany.

Goldman Sachs March 2015 Form 10-Q	89

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such underwriting and the estimated lowest subsequent price of such securities and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2015 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $3.8 billion in excess of the aggregate reserves for such matters.

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

90	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mortgage-Related Matters. Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market, the firm’s conflict of interest management, and the SEC investigation that led to GS&Co. entering into a consent agreement with the SEC, settling all claims made against GS&Co. by the SEC in connection with the ABACUS 2007-AC1 CDO offering (ABACUS 2007-AC1 transaction), pursuant to which GS&Co. paid $550 million of disgorgement and civil penalties. The consolidated amended complaint filed on July 25, 2011, which names as defendants Group Inc. and certain officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages. On June 21, 2012, the district court dismissed the claims based on Group Inc.’s not disclosing that it had received a “Wells” notice from the staff of the SEC related to the ABACUS 2007-AC1 transaction, but permitted the plaintiffs’ other claims to proceed. On January 30, 2015, the plaintiffs moved for class certification.

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

GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissionary damages. By a decision dated September 6, 2012, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiff’s claims with respect to 10 of the 17 offerings included in plaintiff’s original complaint but vacated the dismissal and remanded the case to the district court with instructions to reinstate the plaintiff’s claims with respect to the other seven offerings. On October 31, 2012, the plaintiff served an amended complaint relating to those seven offerings, plus seven additional offerings (additional offerings). On July 10, 2014, the court granted the defendants’ motion to dismiss as to the additional offerings. On March 23, 2015, the plaintiff moved for class certification. On June 3, 2010, another investor filed a separate putative class action asserting substantively similar allegations relating to one of the additional offerings and thereafter moved to further amend its amended complaint to add claims with respect to two of the additional offerings. On March 27, 2014, the district court largely denied defendants’ motion to dismiss as to the original offering, but denied the separate plaintiff’s motion to add the two additional offerings through an amendment. On March 20, 2015, the separate plaintiff moved for class certification. The securitization trusts issued, and GS&Co. underwrote, approximately $11 billion principal amount of certificates to all purchasers in the offerings at issue in the complaints.

Goldman Sachs March 2015 Form 10-Q	91

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

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including Aozora Bank, Ltd., Basis Yield Alpha Fund (Master), the Charles Schwab Corporation, CIFG Assurance of North America, Inc., Deutsche Zentral-Genossenschaftbank, the FDIC (as receiver for Guaranty Bank), the Federal Home Loan Banks of Chicago and Seattle, IKB Deutsche Industriebank AG, Massachusetts Mutual Life Insurance Company, National Australia Bank, the National Credit Union Administration (as conservator or liquidating agent for several failed credit unions), Phoenix Light SF Limited and related parties, Royal Park Investments SA/NV, Watertown Savings Bank, Commerzbank, Texas County & District Retirement System, the Commonwealth of Virginia (on behalf of the Virginia Retirement System) and the Tennessee Consolidated Retirement System) have filed complaints or summonses with notice in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

A number of other entities (including Norges Bank Investment Management, Selective Insurance Company and the State of Illinois (on behalf of Illinois state retirement systems)) have threatened to assert claims of various types against the firm in connection with the sale of mortgage-related securities. The firm has entered into agreements with a number of these entities to toll the relevant statute of limitations.

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active and threatened cases described in the preceding two paragraphs where those plaintiffs are seeking rescission of such securities was approximately $6.1 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

The firm has entered into agreements with Deutsche Bank National Trust Company and U.S. Bank National Association to toll the relevant statute of limitations with respect to claims for repurchase of residential mortgage loans based on alleged breaches of representations related to $11.1 billion original notional face amount of securitizations issued by trusts for which they act as trustees.

Group Inc., Litton, Ocwen and Arrow Corporate Member Holdings LLC, a former subsidiary of Group Inc., are defendants in a putative class action pending since January 23, 2013 in the U.S. District Court for the Southern District of New York generally challenging the procurement manner and scope of “force-placed” hazard insurance arranged by Litton when homeowners failed to arrange for insurance as required by their mortgages. The complaint asserts claims for breach of contract, breach of fiduciary duty, misappropriation, conversion, unjust enrichment and violation of Florida unfair practices law, and seeks unspecified compensatory and punitive damages as well as declaratory and injunctive relief. An amended complaint, filed on November 19, 2013, added an additional plaintiff and RICO claims. On September 29, 2014, the court denied without prejudice and with leave to renew at a later date Group Inc.’s motion to sever the claims against it and certain other defendants. On February 20, 2015, the defendants moved to dismiss.

92	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The firm has also received, and continues to receive, requests for information and/or subpoenas from, and is engaged in discussions with, the U.S. Department of Justice, other members of the RMBS Working Group and other federal, state and local regulators and law enforcement authorities as part of inquiries or investigations relating to the mortgage-related securitization process, subprime mortgages, CDOs, synthetic mortgage-related products, sales communications and particular transactions involving these products, and servicing and foreclosure activities, which may subject the firm to actions, including litigation, penalties and fines. In December 2014, as part of the RMBS Working Group investigation, the firm received a letter from the U.S. Attorney for the Eastern District of California stating in connection with potentially bringing a civil action that it had preliminarily concluded (a conclusion which has not changed) that the firm had violated federal law in connection with its underwriting, securitization and sale of residential mortgage-backed securities and offering the firm an opportunity to respond. The firm is cooperating with these regulators and other authorities, including in some cases agreeing to the tolling of the relevant statute of limitations. See also “Regulatory Investigations and Reviews and Related Litigation” below.

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

RALI Pass-Through Certificates Litigation. GS&Co. is among numerous underwriters named as defendants in a securities class action initially filed in September 2008 in New York Supreme Court, and subsequently removed to the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various offerings of mortgage-backed pass-through certificates violated the disclosure requirements of the federal securities laws. In addition to the underwriters, the defendants include Residential Capital, LLC (ResCap), Residential Accredit Loans, Inc. (RALI), Residential Funding Corporation (RFC), Residential Funding Securities Corporation (RFSC), and certain of their officers and directors. On January 3, 2013, the district court certified a class in connection with one offering underwritten by GS&Co. which includes only initial purchasers who bought the securities directly from the underwriters or their agents no later than ten trading days after the offering date. On April 30, 2013, the district court granted in part plaintiffs’ request to reinstate a number of the previously dismissed claims relating to an additional nine offerings underwritten by GS&Co. On May 10, 2013, the plaintiffs filed an amended complaint incorporating those nine additional offerings. On December 27, 2013, the court granted the plaintiffs’ motion for class certification as to the nine additional offerings but denied the plaintiffs’ motion to expand the time period and scope covered by the previous class definition. On October 17, 2014, the plaintiffs and defendants moved for summary judgment. On February 19, 2015, the court preliminarily approved the settlement among GS&Co., the other underwriter defendants and the plaintiffs. The firm has paid the full amount of its contribution to the settlement.

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

Goldman Sachs March 2015 Form 10-Q	93

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

FireEye Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in June 2014 in the California Superior Court, County of Santa Clara. In addition to the underwriters, the defendants include FireEye, Inc. (FireEye) and certain of its directors and officers. The complaints generally allege misstatements and omissions in connection with the offering materials for the March 2014 offering of approximately $1.15 billion of FireEye common stock, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. On March 4, 2015, the plaintiffs filed a consolidated amended complaint. GS&Co. underwrote 2,100,000 shares for a total offering price of approximately $172 million.

Millennial Media Securities Litigation. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on September 30, 2014 in the U.S. District Court for the Southern District of New York. In addition to the underwriters, the defendants include Millennial Media, Inc. (Millennial Media) and certain of its directors, officers and shareholders. As to the underwriters, the complaint generally alleges misstatements and omissions in connection with Millennial Media’s $152 million March 2012 initial public offering and the October 2012 offering of approximately $163 million of Millennial Media’s common stock, asserts claims under the federal securities laws, and seeks compensatory damages in an unspecified amount and rescission. On March 20, 2015, the plaintiffs filed a consolidated amended complaint. GS&Co. underwrote 3,519,000 and 3,450,000 shares of common stock in the March and October 2012 offerings, respectively, for an aggregate offering price of approximately $95 million.

94	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cobalt International Energy Securities Litigation. Cobalt International Energy, Inc. (Cobalt), certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), shareholders of Cobalt (including certain funds affiliated with Group Inc.), affiliates of these shareholders (including Group Inc.) and underwriters (including GS&Co.) for certain offerings of Cobalt’s securities are defendants in a putative securities class action filed on November 30, 2014 in the U.S. District Court for the Southern District of Texas. The complaint asserts claims under the federal securities laws, seeks compensatory and rescissory damages in unspecified amounts and alleges material misstatements and omissions concerning Cobalt in connection with a $1.67 billion February 2012 offering of Cobalt common stock, a $1.38 billion December 2012 offering of Cobalt’s convertible notes, a $1.00 billion January 2013 offering of Cobalt’s common stock, a $1.33 billion May 2013 offering of Cobalt’s common stock, and a $1.30 billion May 2014 offering of Cobalt’s convertible notes. The complaint alleges that Group Inc., GS&Co. and the affiliated funds are liable as controlling persons with respect to all five offerings. The complaint also seeks damages (i) from GS&Co. in connection with its acting as an underwriter of 14,430,000 shares of common stock representing an aggregate offering price of approximately $465 million, $690 million principal amount of convertible notes, and approximately $508 million principal amount of convertible notes in the February 2012, December 2012 and May 2014 offerings, respectively, for an aggregate offering price of approximately $1.66 billion, and (ii) from Group Inc. and the affiliated funds in connection with their sales of 40,042,868 shares of common stock for aggregate gross proceeds of approximately $1.06 billion in the February 2012, January 2013 and May 2013 common stock offerings. On May 1, 2015, the plaintiffs filed a consolidated amended complaint.

Employment-Related Matters. On September 15, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by three female former employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels in specified areas by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. On July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike certain of plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature. On March 21, 2013, the U.S. Court of Appeals for the Second Circuit held that arbitration should be compelled with one of the named plaintiffs, who as a managing director was a party to an arbitration agreement with the firm. On March 10, 2015, the magistrate judge to whom the district judge assigned the remaining plaintiffs’ May 2014 motion for class certification recommended that the motion be denied in all respects. On March 24, 2015, plaintiffs moved for reconsideration of that recommendation. On April 13, 2015, plaintiffs’ counsel requested that two female individuals, one of whom was employed by the firm as of September 2010 and the other of whom is a current employee of the firm, be permitted to intervene as plaintiffs.

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

Goldman Sachs March 2015 Form 10-Q	95

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

Municipal Securities Matters. GS&Co. (along with, in some cases, other financial services firms) is named as respondent in a number of FINRA arbitrations and federal court cases filed by municipalities, municipal-owned entities, state-owned agencies or instrumentalities and non-profit entities, based on GS&Co.’s role as underwriter of the claimants’ issuances of an aggregate of approximately $2.0 billion of auction rate securities from 2003 through 2007 and as a broker-dealer with respect to auctions for these securities. The claimants generally allege that GS&Co. failed to disclose that it had a practice of placing cover bids in auctions, and/or failed to inform the claimant of the deterioration of the auction rate market beginning in the fall of 2007, and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market in February 2008. Certain claimants also allege that GS&Co. advised them to enter into interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses. The claims include breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD. One claimant has also filed a complaint against GS&Co. in federal court asserting the same claims as in the FINRA arbitration.

GS&Co. filed complaints and motions in federal court seeking to enjoin certain of the arbitrations to effectuate the exclusive forum selection clauses in the transaction documents. In one case, the district court denied the injunction but was reversed by the appellate court, and the U.S. Supreme Court denied the claimant’s petition for certiorari seeking review of the appellate court’s decision; in other cases, the district court granted the injunctions, which have been affirmed by the appellate court. GS&Co. has filed a motion to dismiss one of the proceedings pending in federal court.

GS&Co. has also filed motions with the FINRA Panels to dismiss the arbitrations, one of which has been granted.

96	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commodities-Related Litigation. GS&Co., GSI, J. Aron & Company and Metro, a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violation of federal antitrust laws and other federal and state laws in connection with the management of aluminum storage facilities. The complaints seek declaratory, injunctive and other equitable relief as well as unspecified monetary damages, including treble damages. On August 29, 2014, the court granted the Goldman Sachs defendants’ motion to dismiss. Certain plaintiffs appealed on September 24, 2014, and the remaining plaintiffs filed proposed amended complaints on October 9 and 10, 2014. On March 26, 2015, the court granted in part and denied in part plaintiffs’ motions for leave to amend their complaints, rejecting their monopolization claims and most state law claims but permitting their antitrust conspiracy claims and certain parallel state law and unjust enrichment claims to proceed, and the remaining plaintiffs filed amended complaints on April 9, 2015.

Group Inc., GS Power, Metro and GSI are among the defendants named in putative class actions, filed beginning on May 23, 2014 in the U.S. District Court for the Southern District of New York, based on similar alleged violations of the federal antitrust laws in connection with the management of zinc storage facilities.

GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014, in the U.S. District Court for the Southern District of New York. The complaints generally allege that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On April 21, 2015, the plaintiffs filed a consolidated amended complaint.

ISDAFIX-Related Litigation. GS&Co. is among the defendants named in several putative class actions relating to trading in interest rate derivatives, filed beginning in September 2014 in the U.S. District Court for the Southern District of New York. The second consolidated amended complaint, filed on February 12, 2015, asserts claims under the federal antitrust laws and state common law in connection with an alleged conspiracy to manipulate the ISDAFIX benchmark and seeks declaratory and injunctive relief as well as treble damages in an unspecified amount. Defendants moved to dismiss the second consolidated amended complaint on April 13, 2015.

Currencies-Related Litigation. GS&Co. and Group Inc. are among the defendants named in several putative antitrust class actions relating to trading in the foreign exchange markets, filed beginning in December 2013 in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On February 13, 2014, the cases were consolidated into one action, and a consolidated amended complaint was filed on March 31, 2014. On January 28, 2015, the court denied defendants’ motion to dismiss the consolidated action.

Beginning in February 2015, GS&Co. and Group Inc. were named as defendants in separate putative class actions filed in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate foreign exchange benchmark rates, which caused artificial foreign exchange futures prices. Plaintiffs seek declaratory and injunctive relief and treble damages in an unspecified amount.

Goldman Sachs March 2015 Form 10-Q	97

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

Goldman Sachs is cooperating with all such regulatory investigations and reviews.

98	Goldman Sachs March 2015 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2015, the related condensed consolidated statements of earnings for the three months ended March 31, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014, the condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2014, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 20, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2014, and the condensed consolidated statement of changes in shareholders’ equity for the year ended December 31, 2014, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

May 4, 2015

Goldman Sachs March 2015 Form 10-Q	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The table below presents a summary of consolidated average balances and interest rates. Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

	Three Months Ended March
	2015			2014
$ in millions	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
U.S.	$ 56,283	$ 34	0.24%	$ 56,807	$ 40	0.29%

Non-U.S.	3,638	4	0.45%	8,644	10	0.47%
Total deposits with banks	59,921	38	0.26%	65,451	50	0.31%
U.S.	175,582	(120)	(0.28)%	213,999	(118)	(0.22)%

Non-U.S.	108,402	90	0.34%	118,619	136	0.46%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	283,984	(30)	(0.04)%	332,618	18	0.02%
U.S.	157,439	1,031	2.66%	171,403	1,358	3.21%

Non-U.S.	98,744	443	1.82%	101,366	687	2.75%
Total financial instruments owned, at fair value [1]	256,183	1,474	2.33%	272,769	2,045	3.04%
U.S.	28,617	238	3.37%	16,281	122	3.04%

Non-U.S.	1,251	15	4.86%	891	14	6.37%
Total loans receivable	29,868	253	3.44%	17,172	136	3.21%
U.S.	65,709	176	1.09%	90,154	171	0.77%

Non-U.S.	71,375	124	0.70%	50,938	174	1.39%
Total other interest-earning assets [2]	137,084	300	0.89%	141,092	345	0.99%
Total interest-earning assets	767,040	2,035	1.08%	829,102	2,594	1.27%
Cash and due from banks	5,771			4,849

Other non-interest-earning assets [1]	103,937			94,516
Total assets	$876,748			$928,467
Liabilities
U.S.	$ 70,763	$ 75	0.43%	$ 60,201	$ 70	0.47%

Non-U.S.	12,728	10	0.32%	9,870	15	0.62%
Total interest-bearing deposits	83,491	85	0.41%	70,071	85	0.49%
U.S.	60,976	50	0.33%	107,792	49	0.18%

Non-U.S.	29,542	23	0.32%	68,052	85	0.51%
Total securities loaned and securities sold under agreements to repurchase	90,518	73	0.33%	175,844	134	0.31%
U.S.	34,611	168	1.97%	42,498	270	2.58%

Non-U.S.	38,826	161	1.68%	45,634	263	2.34%
Total financial instruments sold, but not yet purchased, at fair value [1]	73,437	329	1.82%	88,132	533	2.45%
U.S.	41,807	119	1.15%	43,046	87	0.82%

Non-U.S.	15,432	6	0.16%	21,503	8	0.15%
Total short-term borrowings [3]	57,239	125	0.89%	64,549	95	0.60%
U.S.	166,141	773	1.89%	162,408	850	2.12%

Non-U.S.	8,028	38	1.92%	6,033	53	3.56%
Total long-term borrowings [3]	174,169	811	1.89%	168,441	903	2.17%
U.S.	158,792	(339)	(0.87)%	149,916	(304)	(0.82)%

Non-U.S.	64,086	92	0.58%	61,807	111	0.73%
Total other interest-bearing liabilities [4]	222,878	(247)	(0.45)%	211,723	(193)	(0.37)%
Total interest-bearing liabilities	701,732	1,176	0.68%	778,760	1,557	0.81%
Non-interest-bearing deposits	1,505			710

Other non-interest-bearing liabilities [1]	89,465			70,090
Total liabilities	792,702			849,560

Shareholders’ equity
Preferred stock	9,200			7,200

Common stock	74,846			71,707
Total shareholders’ equity	84,046			78,907
Total liabilities and shareholders’ equity	$876,748			$928,467
Interest rate spread			0.40%			0.46%

U.S.		$ 513	0.43%		$ 551	0.41%

Non-U.S.		346	0.50%		486	0.70%
Net interest income and net yield on interest-earning assets		859	0.45%		1,037	0.51%
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			36.95%			33.83%

Liabilities			24.03%			27.34%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

3.	Interest rates include the effects of interest rate swaps accounted for as hedges.

4.	Substantially all consists of certain payables to customers and counterparties.

100	Goldman Sachs March 2015 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goldman Sachs March 2015 Form 10-Q	101

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

References to “the March 2015 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. All references to “the condensed consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of the March 2015 Form 10-Q. All references to March 2015 and March 2014 refer to our periods ended, or the dates, as the context requires, March 31, 2015 and March 31, 2014, respectively. All references to December 2014 refer to the date December 31, 2014. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

The firm generated net earnings of $2.84 billion and diluted earnings per common share of $5.94 for the first quarter of 2015, an increase of 40% and 48%, respectively, compared with $2.03 billion and $4.02 per share for the first quarter of 2014. Annualized return on average common shareholders’ equity (ROE) was 14.7% for the first quarter of 2015, compared with 10.9% for the first quarter of 2014. Book value per common share was $168.39 and tangible book value per common share 1 was $159.11 as of March 2015, both 3% higher compared with the end of 2014.

Net revenues were $10.62 billion for the first quarter of 2015, 14% higher than the first quarter of 2014, primarily due to significantly higher net revenues in Institutional Client Services. In addition, net revenues in both Investing & Lending and Investment Banking were higher, while net revenues in Investment Management were essentially unchanged.

Operating expenses were $6.68 billion for the first quarter of 2015, 6% higher than the first quarter of 2014, due to higher compensation and benefits expenses, reflecting an increase in net revenues. Non-compensation expenses were slightly lower compared with the same prior year period, reflecting lower impairment charges related to consolidated investments.

We continued to maintain strong capital ratios and liquidity, while repurchasing 6.8 million shares of common stock for a total cost of $1.25 billion. As of March 2015, our Common Equity Tier 1 ratio 2 as computed in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 11.4% and 12.6%, respectively. In addition, our global core liquid assets 3 were $175 billion as of March 2015.

1.

Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Balance Sheet and Funding Sources — Balance Sheet Analysis and Metrics” below for further information about our calculation of tangible book value per common share.

2.	See Note 20 to the condensed consolidated financial statements for further information about our capital ratios.

3.	See “Risk Management and Risk Factors — Liquidity Risk Management” below for further information about our global core liquid assets.

102	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

During the first quarter of 2015, global economic conditions appeared to be mixed, as real gross domestic product (GDP) growth in the United States and China slowed, while real GDP growth in the Euro area appeared to increase compared with the previous quarter. In January, the European Central Bank (ECB) announced an expanded asset purchase program that includes bonds issued by Euro area central governments, agencies and European institutions. This announcement boosted European equity markets and contributed to declines in the Euro and long-term government bond yields in the region. In investment banking, industry-wide announced and completed mergers and acquisitions activity continued to be strong, but declined compared with the fourth quarter of 2014, while industry-wide underwriting activity in both equity and debt generally improved.

United States

In the United States, real GDP growth slowed compared with the previous quarter, reflecting a slowdown in consumer spending growth, in part related to adverse weather conditions, and a decline in fixed investment. Measures of consumer confidence strengthened, and home sales increased, while housing starts declined. The unemployment rate declined slightly in the first quarter and measures of inflation remained low. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25%, and removed its “patient” forward guidance, but conveyed a moderately softer economic outlook. The 10-year U.S. Treasury note yield ended the quarter at 1.94%, 23 basis points lower compared with the end of 2014. In equity markets, the NASDAQ Composite Index increased by 3% compared with the end of 2014, while the S&P 500 Index and the Dow Jones Industrial Average were essentially unchanged.

Europe

In the Euro area, real GDP growth appeared to increase during the quarter. Measures of inflation remained at very low levels, prompting the ECB to announce quantitative easing in the form of an expanded asset purchase program. The ECB maintained its main refinancing operations rate at 0.05% and the deposit rate at (0.20)%. Measures of unemployment remained high and the Euro depreciated by 11% against the U.S. dollar compared with the end of 2014. In the United Kingdom, real GDP growth declined compared with the previous quarter. The Bank of England maintained its official bank rate at 0.50% and the British pound depreciated by 5% against the U.S. dollar. Yields on 10-year government bonds generally fell in both core and periphery economies. In equity markets, the DAX Index, Euro Stoxx 50 Index and CAC 40 Index gained 22%, 18% and 18%, respectively, compared with the end of 2014, while the FTSE 100 Index increased by 3%.

Asia

In Japan, real GDP growth appeared to decline compared with the fourth quarter of 2014. The Bank of Japan continued its program of monetary easing, while announcing an extension and slight expansion to its lending support scheme. The yield on 10-year Japanese government bonds increased but remained low, and the U.S. dollar was essentially unchanged against the Japanese yen. The Nikkei 225 Index increased by 10% compared with the end of 2014. In China, real GDP growth slowed significantly during the quarter, reflecting deterioration in its trade balance. Measures of inflation decreased compared with the fourth quarter of 2014. The People’s Bank of China announced cuts to the reserve requirement ratio and the U.S. dollar was essentially unchanged against the Chinese yuan compared with the end of 2014. In equity markets, the Shanghai Composite Index and Hang Seng Index increased by 16% and 5%, respectively. In India, economic growth appeared to increase compared with the previous quarter. The U.S. dollar depreciated by 1% against the Indian rupee and the BSE Sensex Index increased by 2% compared with the end of 2014.

Goldman Sachs March 2015 Form 10-Q	103

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

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of March 2015 and December 2014, level 3 financial assets represented 4.6% and 4.9%, respectively, of our total assets. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

104	Goldman Sachs March 2015 Form 10-Q

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

Level 3 Financial Assets at Fair Value. Total level 3 financial assets were $40.12 billion and $42.01 billion as of March 2015 and December 2014, respectively.

See Notes 5 through 8 to the condensed consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements.

Goldman Sachs March 2015 Form 10-Q	105

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

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated useful lives using the straight-line method or based on economic usage for certain commodities-related intangibles. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. See Note 13 to the condensed consolidated financial statements for the carrying value and estimated remaining useful lives of our identifiable intangible assets by major asset class.

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

See Note 13 to the condensed consolidated financial statements for information about impairments of our identifiable intangible assets.

Recent Accounting Developments

See Note 3 to the condensed consolidated financial statements for information about Recent Accounting Developments.

106	Goldman Sachs March 2015 Form 10-Q

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

Goldman Sachs March 2015 Form 10-Q	107

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

Financial Overview

The table below presents an overview of our financial results.

	Three Months Ended March
$ in millions, except per share amounts	2015	2014
Net revenues	$10,617	$ 9,328

Pre-tax earnings	3,934	3,021

Net earnings	2,844	2,033

Net earnings applicable to common shareholders	2,748	1,949

Diluted earnings per common share	5.94	4.02

Annualized return on average common shareholders’ equity [1]	14.7%	10.9%

1.

Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the Three Months Ended March
$ in millions	2015	2014
Total shareholders’ equity	$84,046	$78,907

Preferred stock	(9,200)	(7,200)
Common shareholders’ equity	$74,846	$71,707

The table below presents selected financial ratios.

	Three Months Ended March
	2015	2014
Annualized net earnings to average assets	1.3%	0.9%

Annualized return on average total shareholders’ equity [1]	13.5%	10.3%

Total average equity to average assets	9.6%	8.5%

Dividend payout ratio [2]	10.1%	13.7%

1.	Annualized return on average total shareholders’ equity is computed by dividing annualized net earnings by average monthly total shareholders’ equity.

2.	Dividend payout ratio is computed by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

The table below presents our net revenues by line item on the condensed consolidated statements of earnings.

	Three Months Ended March
$ in millions	2015	2014
Investment banking	$ 1,905	$1,779

Investment management	1,503	1,498

Commissions and fees	853	872

Market making	3,925	2,639

Other principal transactions	1,572	1,503
Total non-interest revenues	9,758	8,291
Interest income	2,035	2,594

Interest expense	1,176	1,557
Net interest income	859	1,037
Total net revenues	$10,617	$9,328

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

108	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended March 2015 versus March 2014

Net revenues on the condensed consolidated statements of earnings were $10.62 billion for the first quarter of 2015, 14% higher than the first quarter of 2014, due to significantly higher market-making revenues. An increase in investment banking revenues and a slight increase in other principal transactions revenues were offset by lower net interest income and slightly lower commissions and fees. Investment management revenues were essentially unchanged compared with the first quarter of 2014.

During the first quarter of 2015, the operating environment was characterized by diverging central bank monetary policies in the United States and the Euro area. As a result, volatility levels increased and market-making conditions improved, contributing to higher client activity levels in currencies, interest rate products and equity products compared with the fourth quarter of 2014. The operating environment for investment banking activities was generally characterized by continued strong industry-wide announced and completed mergers and acquisitions activity, although activity levels declined compared with the fourth quarter of 2014. In addition, other principal transactions were impacted by strong corporate performance and favorable company-specific events, as well as the impact of higher global equity prices. Improved equity asset prices also resulted in appreciation in the value of client assets in investment management. If macroeconomic concerns reemerge over the long term and market-making or investment banking activity levels decline, or if asset prices were to decline, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about material trends and uncertainties that may impact our results of operations.

Non-Interest Revenues. Investment banking revenues on the condensed consolidated statements of earnings were $1.91 billion for the first quarter of 2015, 7% higher than the first quarter of 2014, due to significantly higher revenues in financial advisory, reflecting strong client activity, particularly in the United States. Industry-wide completed mergers and acquisitions increased compared with the same prior year period. Revenues in underwriting were lower than a strong first quarter of 2014, reflecting significantly lower revenues in debt underwriting, principally due to a decline in leveraged finance activity. Revenues in equity underwriting were higher, reflecting a significant increase in revenues related to secondary offerings, partially offset by a decrease in revenues from initial public offerings.

Investment management revenues on the condensed consolidated statements of earnings were $1.50 billion for the first quarter of 2015, essentially unchanged compared with the first quarter of 2014, including slightly higher management and other fees, due to higher average assets under supervision, and lower incentive fees.

Commissions and fees on the condensed consolidated statements of earnings were $853 million for the first quarter of 2015, 2% lower than the first quarter of 2014, due to lower commissions and fees in the United States, reflecting a decline in listed options-related commissions and fees, consistent with lower listed options market volumes.

Market-making revenues on the condensed consolidated statements of earnings were $3.93 billion for the first quarter of 2015, 49% higher than the first quarter of 2014, due to significantly higher revenues in currencies, equity derivatives, interest rate products and equity cash products. These increases were partially offset by significantly lower revenues in commodities, credit products and mortgages.

Other principal transactions revenues on the condensed consolidated statements of earnings were $1.57 billion for the first quarter of 2015, 5% higher than the first quarter of 2014. Revenues from investments in equity securities were higher primarily due to a significant increase in net gains from investments in public equities, as movements in global equity prices during the quarter were generally more favorable compared with the same prior year period, partially offset by a significant decrease in revenues related to our consolidated investments, primarily reflecting the sale of Metro International Trade Services (Metro) in the fourth quarter of 2014. Revenues from debt securities and loans were significantly lower compared with the first quarter of 2014, primarily due to net gains from sales of certain investments during the same prior year period.

Net Interest Income. Net interest income on the condensed consolidated statements of earnings was $859 million for the first quarter of 2015, 17% lower than the first quarter 2014, primarily due to lower interest income resulting from a reduction in total assets, partially offset by lower interest expense resulting from a reduction in total liabilities and lower costs of long-term funding due to a decline in interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Goldman Sachs March 2015 Form 10-Q	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment. In addition, see “Use of Estimates” for additional information about expenses that may arise from compensation and benefits, and litigation and regulatory proceedings.

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Three Months Ended March
$ in millions	2015	2014
Compensation and benefits	$ 4,459	$ 4,011

Brokerage, clearing, exchange and distribution fees	638	595

Market development	139	138

Communications and technology	198	200

Depreciation and amortization	219	390

Occupancy	204	210

Professional fees	211	212

Other expenses	615	551
Total non-compensation expenses	2,224	2,296
Total operating expenses	$ 6,683	$ 6,307
Total staff at period-end	34,400	32,600

Three Months Ended March 2015 versus March 2014. Operating expenses on the condensed consolidated statements of earnings were $6.68 billion for the first quarter of 2015, 6% higher than the first quarter of 2014. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $4.46 billion for the first quarter of 2015, 11% higher than the first quarter of 2014. This increase reflected an increase in net revenues, partially offset by a decline in the ratio of compensation and benefits to net revenues from 43.0% for the first quarter of 2014 to 42.0% for the first quarter of 2015. Total staff increased 1% during the first quarter of 2015.

Non-compensation expenses on the condensed consolidated statements of earnings were $2.22 billion for the first quarter of 2015, 3% lower than the first quarter of 2014, due to significantly lower depreciation and amortization expenses, primarily reflecting lower impairment charges related to consolidated investments. This decrease was partially offset by higher other expenses, reflecting an increase in net provisions for litigation and regulatory proceedings, and higher brokerage, clearing, exchange and distribution fees, including an increase in fund distribution fees. The first quarter of 2015 included net provisions for litigation and regulatory proceedings of $190 million compared with $115 million for the first quarter of 2014.

Provision for Taxes

The effective income tax rate for the first quarter of 2015 was 27.7%, down from the full year tax rate of 31.4% for 2014, primarily due to changes in the earnings mix.

The rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired effective December 31, 2014. This change did not have a material impact on our effective tax rate for the three months ended March 2015, and we do not expect it will have a material impact on our effective tax rate for the remainder of 2015. This change may have a material impact on our effective tax rate for 2016 if the expired provisions are not re-enacted.

New York State enacted executive budget legislation for the 2015-2016 fiscal year which makes changes to the income taxation of corporations doing business in New York City. We do not expect this legislation to have a material impact on our effective tax rate for 2015 or 2016.

110	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Three Months Ended March
$ in millions	2015	2014
Investment Banking
Net revenues	$ 1,905	$1,779

Operating expenses	1,104	1,045
Pre-tax earnings	$ 801	$ 734
Institutional Client Services
Net revenues	$ 5,459	$4,446

Operating expenses	3,571	3,094
Pre-tax earnings	$ 1,888	$1,352
Investing & Lending
Net revenues	$ 1,669	$1,529

Operating expenses	737	892
Pre-tax earnings	$ 932	$ 637
Investment Management
Net revenues	$ 1,584	$1,574

Operating expenses	1,271	1,276
Pre-tax earnings	$ 313	$ 298
Total net revenues	$10,617	$9,328

Total operating expenses	6,683	6,307
Total pre-tax earnings	$ 3,934	$3,021

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended March
$ in millions	2015	2014
Financial Advisory	$ 961	$ 682
Equity underwriting	533	437

Debt underwriting	411	660
Total Underwriting	944	1,097
Total net revenues	1,905	1,779

Operating expenses	1,104	1,045
Pre-tax earnings	$ 801	$ 734

The table below presents our financial advisory and underwriting transaction volumes. 1

	Three Months Ended March
$ in billions	2015	2014
Announced mergers and acquisitions	$ 183	$ 150

Completed mergers and acquisitions	310	242

Equity and equity-related offerings [2]	25	20

Debt offerings [3]	69	92

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

2.	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

3.	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

Goldman Sachs March 2015 Form 10-Q	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended March 2015 versus March 2014. Net revenues in Investment Banking were $1.91 billion for the first quarter of 2015, 7% higher than the first quarter of 2014.

Net revenues in Financial Advisory were $961 million, 41% higher than the first quarter of 2014, reflecting strong client activity, particularly in the United States. Industry-wide completed mergers and acquisitions increased compared with the same prior year period. Net revenues in Underwriting were $944 million, 14% lower than a strong first quarter of 2014, reflecting significantly lower net revenues in debt underwriting, principally due to a decline in leveraged finance activity. Net revenues in equity underwriting were higher, reflecting a significant increase in net revenues related to secondary offerings, partially offset by a decrease in net revenues from initial public offerings.

During the first quarter of 2015, Investment Banking operated in an environment generally characterized by continued strong industry-wide announced and completed mergers and acquisitions activity, although activity levels declined compared with the fourth quarter of 2014. Industry-wide underwriting activity in both equity and debt generally improved compared with the fourth quarter of 2014. In the future, if market conditions become less favorable and client activity levels in completed mergers and acquisitions and underwriting decline, or client activity levels in announced mergers and acquisitions continue to decline, net revenues in Investment Banking would likely be negatively impacted.

During the first quarter of 2015, our investment banking transaction backlog decreased, but was significantly higher compared with the end of the first quarter of 2014. The decrease during the quarter was due to a decline in estimated net revenues from potential advisory transactions, reflecting the strength of the quarter’s results. This decrease was partially offset by an increase in estimated net revenues from potential equity underwriting transactions, principally in secondary offerings. Estimated net revenues from potential debt underwriting transactions were slightly higher compared with the end of 2014.

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

Operating expenses were $1.10 billion for the first quarter of 2015, 6% higher than the first quarter of 2014, including an increase in compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $801 million in the first quarter of 2015, 9% higher than the first quarter of 2014.

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

112	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•	Currencies. Most currencies, including growth-market currencies.

•	Commodities. Crude oil and petroleum products, natural gas, base, precious and other metals, electricity, coal, agricultural and other commodity products.

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended March
$ in millions	2015	2014
Fixed Income, Currency and Commodities Client Execution	$3,134	$2,850
Equities client execution	1,124	416

Commissions and fees	808	828

Securities services	393	352
Total Equities	2,325	1,596
Total net revenues	5,459	4,446

Operating expenses	3,571	3,094
Pre-tax earnings	$1,888	$1,352

Three Months Ended March 2015 versus March 2014. Net revenues in Institutional Client Services were $5.46 billion for the first quarter of 2015, 23% higher than the first quarter of 2014.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $3.13 billion for the first quarter of 2015, 10% higher than the first quarter of 2014, due to significantly higher net revenues in currencies and interest rate products, reflecting higher volatility levels which contributed to higher client activity levels. These increases were partially offset by significantly lower net revenues in credit products, commodities and mortgages. The decreases in credit products and mortgages reflected challenging market-making conditions and generally low levels of activity, while the decline in commodities primarily reflected less favorable market-making conditions compared with a strong first quarter of 2014.

Net revenues in Equities were $2.33 billion for the first quarter of 2015, 46% higher than the first quarter of 2014, due to significantly higher net revenues in equities client execution, reflecting strong results in both derivatives and cash products across all major regions. In addition, securities services net revenues were higher, reflecting the impact of higher average customer balances. Commissions and fees were slightly lower compared with the first quarter of 2014, due to lower commissions and fees in the United States, reflecting a decline in listed options-related commissions and fees, consistent with lower listed options market volumes.

The firm elects the fair value option for certain unsecured borrowings. The fair value net loss attributable to the impact of changes in our credit spreads on these borrowings was $44 million ($32 million and $12 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first quarter of 2015, compared with a net gain of $15 million (all related to Fixed Income, Currency and Commodities Client Execution) for the first quarter of 2014.

During the first quarter of 2015, Institutional Client Services operated in an environment characterized by diverging central bank monetary policies in the United States and the Euro area. As a result, volatility levels increased and market-making conditions improved, contributing to higher client activity levels, particularly in currencies, interest rate products and equity products, compared with the fourth quarter of 2014. If macroeconomic concerns reemerge over the long term and activity levels decline, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely be negatively impacted.

Operating expenses were $3.57 billion for the first quarter of 2015, 15% higher than the first quarter of 2014, primarily due to increased compensation and benefits expenses, reflecting higher net revenues, and higher net provisions for litigation and regulatory proceedings. Pre-tax earnings were $1.89 billion in the first quarter of 2015, 40% higher than the first quarter of 2014.

Goldman Sachs March 2015 Form 10-Q	113

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended March
$ in millions	2015	2014
Equity securities	$1,160	$ 907

Debt securities and loans	509	622
Total net revenues [1]	1,669	1,529

Operating expenses	737	892
Pre-tax earnings	$ 932	$ 637

1.

Net revenues related to our consolidated investments, previously reported in other net revenues within Investing & Lending, are now reported in equity securities and debt securities and loans, as results from these activities ($82 million for the three months ended March 2015) are no longer significant due to the sale of Metro in the fourth quarter of 2014. Reclassifications have been made to previously reported amounts to conform to the current presentation.

Three Months Ended March 2015 versus March 2014. Net revenues in Investing & Lending were $1.67 billion for the first quarter of 2015, 9% higher than the first quarter of 2014. Net revenues from investments in equity securities were significantly higher primarily due to a significant increase in net gains from investments in public equities, as movements in global equity prices during the quarter were generally more favorable compared with the same prior year period, partially offset by a significant decrease in net revenues related to our consolidated investments, primarily reflecting the sale of Metro in the fourth quarter of 2014. Net revenues from debt securities and loans were lower compared with the first quarter of 2014, primarily due to net gains from sales of certain investments during the same prior year period.

During the first quarter of 2015, net revenues in Investing & Lending generally reflected strong corporate performance and favorable company-specific events, as well as the impact of higher global equity prices. However, concerns about the outlook for the global economy and uncertainty over the impact of financial regulatory reform continue to be meaningful considerations for the global marketplace. If equity markets decline or credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.

Operating expenses were $737 million for the first quarter of 2015, 17% lower than the first quarter of 2014, primarily reflecting lower impairment charges related to consolidated investments. Pre-tax earnings were $932 million in the first quarter of 2015, 46% higher than the first quarter of 2014.

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 39 basis points and 40 basis points for the three months ended March 2015 and March 2014, respectively.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

114	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the operating results of our Investment Management segment.

	Three Months Ended March
$ in millions	2015	2014
Management and other fees	$1,194	$1,152

Incentive fees	254	304

Transaction revenues	136	118
Total net revenues	1,584	1,574

Operating expenses	1,271	1,276
Pre-tax earnings	$ 313	$ 298

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel.

	As of
	March		December
$ in billions	2015	2014	2014	2013
Assets under management	$1,029	$ 956	$1,027	$ 919

Other client assets	148	127	151	123
Total AUS	$1,177	$1,083	$1,178	$1,042
Asset Class
Alternative investments [1]	$ 142	$ 145	$ 143	$ 142

Equity	247	219	236	208

Fixed income	519	486	516	446
Long-term AUS	908	850	895	796

Liquidity products	269	233	283	246
Total AUS	$1,177	$1,083	$1,178	$1,042
Distribution Channel
Directly distributed:
Institutional	$ 419	$ 393	$ 412	$ 363

High-net-worth individuals	370	340	363	330

Third-party distributed:
Institutional, high-net-worth individuals and retail	388	350	403	349
Total AUS	$1,177	$1,083	$1,178	$1,042

1.	Primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended March
$ in billions	2015	2014
Balance, beginning of period	$1,178	$1,042

Net inflows/(outflows)
Alternative investments	(2)	2

Equity	5	7

Fixed income	4	31
Long-term AUS net inflows/(outflows)	7	40	[1]

Liquidity products	(14)	(13)
Total AUS net inflows/(outflows)	(7)	27

Net market appreciation/(depreciation)	6	14
Balance, end of period	$1,177	$1,083

1.	Includes $8 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business.

The table below presents our average monthly assets under supervision by asset class.

	Average for the Three Months Ended March
$ in billions	2015	2014
Alternative investments	$ 143	$ 143

Equity	241	211

Fixed income	517	465
Long-term AUS	901	819

Liquidity products	273	239
Total AUS	$1,174	$1,058

Three Months Ended March 2015 versus March 2014. Net revenues in Investment Management were $1.58 billion for the first quarter of 2015, essentially unchanged compared with the first quarter of 2014, including slightly higher management and other fees, due to higher average assets under supervision, and lower incentive fees. Total assets under supervision of $1.18 trillion were essentially unchanged compared with the end of 2014. Long-term assets under supervision increased $13 billion, including net inflows of $7 billion, reflecting inflows in equity and fixed income assets, and net market appreciation of $6 billion, primarily in equity assets. Liquidity products decreased $14 billion.

During the first quarter of 2015, Investment Management operated in an environment generally characterized by improved asset prices, particularly in equity assets, resulting in appreciation in the value of client assets. The mix of average assets under supervision was essentially unchanged compared to the fourth quarter of 2014. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors continue to withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $1.27 billion for the first quarter of 2015, essentially unchanged compared with the first quarter of 2014. Pre-tax earnings were $313 million in the first quarter of 2015, 5% higher than the first quarter of 2014.

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

Goldman Sachs March 2015 Form 10-Q	115

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

Although our balance sheet fluctuates on a day-to-day basis, our total assets at quarter-end and year-end dates are generally not materially different from those occurring within our reporting periods.

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

116	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Scenario Analyses. We conduct various scenario analyses including, as part of the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Tests (DFAST), as well as our resolution and recovery planning. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” below for further information. These scenarios cover short-term and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and equity capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

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

	As of
$ in millions	March 2015	December 2014
Global Core Liquid Assets (GCLA)	$174,799	$182,947

Other cash	8,561	7,805
GCLA and cash	183,360	190,752

Secured client financing	202,036	210,641

Inventory	247,244	230,667

Secured financing agreements	73,486	74,767

Receivables	54,067	47,317
Institutional Client Services	374,797	352,751

Public equity	3,522	4,041

Private equity	18,208	17,979

Debt [1]	23,577	24,768

Loans receivable [2]	32,619	28,938

Other	4,090	3,771
Investing & Lending	82,016	79,497
Total inventory and related assets	456,813	432,248

Other assets	23,249	22,599
Total assets	$865,458	$856,240

1.

Includes $19.37 billion and $18.24 billion as of March 2015 and December 2014, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value.

2.	See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

Below is a description of the captions in the table above.

•

Global Core Liquid Assets and Cash. We maintain substantial liquidity to meet a broad range of potential cash outflows and collateral needs in the event of a stressed environment. See “Liquidity Risk Management” below for details on the composition and sizing of our “Global Core Liquid Assets” (GCLA). In addition to our GCLA, we maintain other operating cash balances, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

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

Goldman Sachs March 2015 Form 10-Q	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet. In the tables below, total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the condensed consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA and cash, secured client financing and other assets. See “Balance Sheet Analysis and Metrics” below for explanations on the changes in our balance sheet from December 2014 to March 2015.

	As of March 2015
$ in millions	GCLA and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 63,129		$ —	$ —	$ —	$ —	$ 63,129

Cash and securities segregated for regulatory and other purposes	—		42,323	—	—	—	42,323

Securities purchased under agreements to resell and federal funds sold	55,619		30,964	24,893	1,749	—	113,225

Securities borrowed	32,218		85,862	48,593	—	—	166,673

Receivables from brokers, dealers and clearing organizations	—		12,364	27,192	156	—	39,712

Receivables from customers and counterparties	—		30,523	26,875	1,192	—	58,590

Loans receivable	—		—	—	32,619	—	32,619

Financial instruments owned, at fair value	32,394		—	247,244	46,300	—	325,938

Other assets	—		—	—	—	23,249	23,249
Total assets	$183,360		$202,036	$374,797	$82,016	$23,249	$865,458

	As of December 2014
$ in millions	GCLA and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 57,600		$ —	$ —	$ —	$ —	$ 57,600

Cash and securities segregated for regulatory and other purposes	—		51,716	—	—	—	51,716

Securities purchased under agreements to resell and federal funds sold	66,928		34,506	24,940	1,564	—	127,938

Securities borrowed	32,311		78,584	49,827	—	—	160,722

Receivables from brokers, dealers and clearing organizations	—		8,908	21,656	107	—	30,671

Receivables from customers and counterparties	—		36,927	25,661	1,220	—	63,808

Loans receivable	—		—	—	28,938	—	28,938

Financial instruments owned, at fair value	33,913		—	230,667	47,668	—	312,248

Other assets	—		—	—	—	22,599	22,599
Total assets	$190,752		$210,641	$352,751	$79,497	$22,599	$856,240

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

118	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of March 2015, total assets on our condensed consolidated statements of financial condition were $865.46 billion, an increase of $9.22 billion from December 2014. This increase was primarily due to an increase in financial instruments owned, at fair value of $13.69 billion, principally reflecting increases in equities and convertible debentures and U.S. government and federal agency obligations, and an increase in receivables from brokers, dealers and clearing organizations of $9.04 billion, reflecting client activity. These increases were partially offset by a decrease in cash and securities segregated for regulatory and other purposes of $9.39 billion, reflecting client activity, and a decrease in collateralized agreements of $8.76 billion, reflecting firm financing and client activity.

As of March 2015, total liabilities on our condensed consolidated statements of financial condition were $780.33 billion, an increase of $6.89 billion from December 2014. This increase was primarily due to an increase in payables to customers and counterparties of $7.75 billion, reflecting client activity.

As of March 2015 and December 2014, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $85.83 billion and $88.22 billion, respectively, which were 2% higher and 3% lower, respectively, compared with the daily average amounts of repurchase agreements over the respective quarters. As of March 2015, the increase in our repurchase agreements relative to the daily average during the quarter resulted from an increase in firm and client activity at the end of the period. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	March 2015	December 2014
Total assets	$865,458	$856,240

Unsecured long-term borrowings	$163,682	$167,571

Total shareholders’ equity	$ 85,127	$ 82,797

Leverage ratio	10.2x	10.3x

Debt to equity ratio	1.9x	2.0x

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

	As of
$ in millions, except per share amounts	March 2015	December 2014
Total shareholders’ equity	$85,127	$82,797

Deduct: Preferred stock	(9,200)	(9,200)
Common shareholders’ equity	75,927	73,597

Deduct: Goodwill and identifiable intangible assets	(4,186)	(4,160)
Tangible common shareholders’ equity	$71,741	$69,437
Book value per common share	$168.39	$163.01

Tangible book value per common share	159.11	153.79

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements, of 450.9 million and 451.5 million as of March 2015 and December 2014, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding, including RSUs granted to employees with no future service requirements) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Goldman Sachs March 2015 Form 10-Q	119

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

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCLA, exceeded 120 days as of March 2015.

A majority of our secured funding for securities not eligible for inclusion in the GCLA is executed through term repurchase agreements and securities lending contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank (FHLB). As of March 2015, our outstanding borrowings against the FHLB were $1.00 billion. As of December 2014, we had not accessed this funding. In addition, GS Bank USA has access to funding through the Federal Reserve Bank discount window. While we do not rely on this funding in our liquidity planning and stress testing, we maintain policies and procedures necessary to access this funding and test discount window borrowing procedures.

In March 2015, Goldman Sachs International (GSI), and in April 2015, Goldman Sachs International Bank (GSIB), received approval to access funding from the Bank of England. As of March 2015, we had not accessed this funding.

120	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCLA. We issue in different tenors, currencies and products to maximize the diversification of our investor base. The table below presents our quarterly unsecured long-term borrowings maturity profile as of March 2015.

	Unsecured Long-Term Borrowings Maturity Profile
$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016	$ —	$5,903	$2,449	$4,872	$ 13,224

2017	12,031	2,490	4,617	1,880	21,018

2018	8,311	7,962	4,021	3,406	23,700

2019	6,175	670	1,769	6,774	15,388

2020	4,395	5,895	1,968	204	12,462

2021 - thereafter					77,890
Total					$163,682

The weighted average maturity of our unsecured long-term borrowings as of March 2015 was approximately nine years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our unsecured long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

Deposits. As part of our efforts to diversify our funding base, we raise deposits mainly through GS Bank USA and GSIB. The tables below present the types and sources of our deposits.

	As of March 2015
$ in millions	Savings and Demand	[1]	Time	[2]	Total
Private bank deposits [3]	$33,767		$ 2,754		$36,521

Certificates of deposit	—		28,758		28,758

Deposit sweep programs [4]	15,850		—		15,850

Institutional	6		4,936		4,942
Total [5]	$49,623		$36,448		$86,071

	As of December 2014
$ in millions	Savings and Demand	[1]	Time	[2]	Total
Private bank deposits [3]	$33,590		$ 1,609		$35,199

Certificates of deposit	—		25,908		25,908

Deposit sweep programs [4]	15,691		—		15,691

Institutional	12		6,198		6,210
Total [5]	$49,293		$33,715		$83,008

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity of approximately three years as of both March 2015 and December 2014.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Represents long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

5.	Deposits insured by the FDIC as of March 2015 and December 2014 were approximately $48.68 billion and $45.72 billion, respectively.

Unsecured Short-Term Borrowings. A significant portion of our unsecured short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use unsecured short-term borrowings to finance liquid assets and for other cash management purposes. We issue hybrid financial instruments, commercial paper and promissory notes.

As of March 2015 and December 2014, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $44.37 billion and $44.54 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

Goldman Sachs March 2015 Form 10-Q	121

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

Equity Capital Management

We determine the appropriate level and composition of our equity capital by considering multiple factors including our current and future consolidated regulatory capital requirements, the results of our capital planning and stress testing process and other factors such as rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets, and assessments of potential future losses due to adverse changes in our business and market environments. We manage our capital requirements and the levels of our capital usage principally by setting limits on balance sheet assets and/or limits on risk, in each case at both the consolidated and business levels.

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

Capital Planning and Stress Testing Process. Our capital planning and stress testing process incorporates our internally designed stress tests and those required under CCAR and DFAST. The process is designed to identify and measure material risks associated with our business activities including market risk, credit risk and operational risk. We project sources and uses of capital given a range of business environments, including stressed conditions.

We also perform an internal risk-based capital assessment, attribute capital usage to each of our businesses and maintain a contingency capital plan that provides a framework for analyzing and responding to an actual or perceived capital shortfall. The following is a description of our capital planning and stress testing process:

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

122	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Capital Attribution. We attribute capital usage to each of our businesses based upon regulatory capital requirements as well as our internal risk-based capital assessment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution. We also attribute risk-weighted assets (RWAs) to our business segments. As of March 2015, approximately 80% of RWAs calculated in accordance with the Standardized Capital Rules, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment.

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

We submitted our initial 2015 CCAR to the Federal Reserve Board in January 2015 and, based on the Federal Reserve Board feedback, we submitted revised capital actions in March 2015. The Federal Reserve Board informed us that it did not object to our revised capital actions, including the repurchase of outstanding common stock, an increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities from the second quarter of 2015 through the second quarter of 2016. We published a summary of our annual DFAST results in March 2015. See “Available Information” below.

In addition, the rules adopted by the Federal Reserve Board under the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2015 annual DFAST stress results to the Federal Reserve Board in January 2015 and published a summary of its results in March 2015. See “Available Information” below.

Share Repurchase Program. We use our share repurchase program to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), the amounts and timing of which are determined primarily by our current and projected capital position and our capital plan submitted to the Federal Reserve Board as part of CCAR. The amounts and timing of the repurchases may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock.

As of March 2015, under the share repurchase program approved by the Board of Directors of Group Inc. (Board), we can repurchase up to 18.6 million additional shares of common stock; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of the March 2015 Form 10-Q and Note 19 to the condensed consolidated financial statements for additional information about our share repurchase program and see above for information about our capital planning and stress testing process.

Goldman Sachs March 2015 Form 10-Q	123

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

In addition, GS Bank USA is required by the FDIC to submit a resolution plan. GS Bank USA submitted its 2013 resolution plan in September 2013 and its 2014 resolution plan in June 2014. GS Bank USA’s 2015 resolution plan is required to be submitted on or before September 1, 2015.

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of the firm’s senior unsecured obligations. Goldman, Sachs & Co. (GS&Co.) and GSI have been assigned long- and short-term issuer ratings by certain credit rating agencies. GS Bank USA and GSIB have also been assigned long- and short-term issuer ratings, as well as ratings on their long-term and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.

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

Consolidated Regulatory Capital

We are subject to the Federal Reserve Board’s revised risk-based capital and leverage regulations, subject to certain transitional provisions (Revised Capital Framework). These regulations are largely based on the Basel Committee on Banking Supervision’s (Basel Committee) final capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, we are an “Advanced approach” banking organization.

As of March 2015, we calculated our Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules) as discussed in Note 20 to the condensed consolidated financial statements. The lower of each ratio calculated in (i) and (ii) is the ratio against which our compliance with minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to us as of March 2015.

As of December 2014, we calculated our CET1, Tier 1 capital and Total capital ratios using the Revised Capital Framework for regulatory capital, but RWAs were calculated in accordance with (i) the Basel I Capital Accord of the Basel Committee, incorporating the market risk requirements set out in the Revised Capital Framework, and adjusted for certain items related to capital deductions and for the phase-in of capital deductions (Hybrid Capital Rules), and (ii) the Basel III Advanced Rules. The lower of each ratio calculated in (i) and (ii) was the ratio against which our compliance with minimum ratio requirements was assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Hybrid Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to us as of December 2014.

See Note 20 to the condensed consolidated financial statements for further information about our capital ratios as of March 2015 and December 2014 and for additional information about the Revised Capital Framework.

124	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Minimum Capital Ratios and Capital Buffers

The table below presents our minimum required ratios as of March 2015, as well as the minimum ratios that we expect will apply at the end of the transitional provisions beginning January 2019.

	March 2015 Minimum Ratio	[1]	January 2019 Minimum Ratio
CET1 ratio	4.5%		8.5%	[4]

Tier 1 capital ratio	6.0%		10.0%	[4]

Total capital ratio	8.0%	[3]	12.0%	[4]

Tier 1 leverage ratio [2]	4.0%		4.0%

1.	Does not reflect the capital conservation buffer or provisional Global Systemically Important Banks (G-SIBs) buffer discussed below.

2.

Tier 1 leverage ratio is defined as Tier 1 capital divided by quarterly average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

3.	In order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s regulations, we must meet a higher required minimum Total capital ratio of 10.0%.

4.	Includes the capital conservation buffer of 2.5% and a provisional G-SIB buffer of 1.5% under the Basel Committee’s methodology discussed below.

The table below presents our minimum required supplementary leverage ratio. See “Supplementary Leverage Ratio” below for further information.

January 2018 Minimum Ratio
Supplementary leverage ratio	5.0%

Under the Revised Capital Framework, the minimum CET1 and Tier 1 capital ratios will be supplemented by a capital conservation buffer, consisting entirely of capital that qualifies as CET1, that phases in beginning on January 1, 2016, in increments of 0.625% per year until it reaches 2.5% of RWAs on January 1, 2019.

The January 2019 minimum ratios in the table above assume the future implementation of an additional preliminary buffer for G-SIBs. Under the methodology published by the Basel Committee, the Financial Stability Board (established at the direction of the leaders of the Group of 20) indicated that, based on our 2013 financial data, we would be required to hold an additional 1.5% of CET1 as a G-SIB.

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

The Revised Capital Framework also provides a counter-cyclical capital buffer of up to 2.5% (and also consisting entirely of CET1), to be imposed in the event that national supervisors deem it necessary in order to counteract excessive credit growth. The table above does not reflect this buffer.

Our regulators could change these buffers in the future. As a result, the minimum ratios we are subject to as of January 1, 2019 could be higher than the amounts presented in the table above.

Goldman Sachs March 2015 Form 10-Q	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The table below presents our ratio of CET1 to RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules on a fully phased-in basis.

	As of
$ in millions	March 2015	December 2014
Common shareholders’ equity	$ 75,927	$ 73,597

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,182)	(3,196)

Deductions for investments in nonconsolidated financial institutions	(3,951)	(4,928)

Other adjustments	(1,116)	(1,213)
CET1	$ 67,678	$ 64,260
Standardized RWAs	$636,065	$627,444

Standardized CET1 ratio	10.6%	10.2%

Basel III Advanced RWAs	$574,510	$577,869

Basel III Advanced CET1 ratio	11.8%	11.1%

Although the fully phased-in capital ratios are not applicable until 2019, we believe that the ratios in the table above are meaningful because they are measures that we, our regulators and investors use to assess our ability to meet future regulatory capital requirements. The fully phased-in Standardized and Basel III Advanced CET1 ratios are non-GAAP measures as of both March 2015 and December 2014 and may not be comparable to similar non-GAAP measures used by other companies as of those dates. These ratios are based on our current interpretation, expectations and understanding of the Revised Capital Framework and may evolve as we discuss its interpretation and application with our regulators.

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.65 billion as of both March 2015 and December 2014, and identifiable intangible assets of $541 million and $515 million as of March 2015 and December 2014, respectively, net of associated deferred tax liabilities of $1.00 billion and $964 million as of March 2015 and December 2014, respectively.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2014 to March 2015 primarily reflects reductions in our fund investments.

•

Other adjustments primarily include the overfunded portion of our defined benefit pension plan obligation, net of associated deferred tax liabilities, and disallowed deferred tax assets, credit valuation adjustments on derivative liabilities and debt valuation adjustments, as well as other required credit risk-based deductions.

See Note 20 to the condensed consolidated financial statements for information about our transitional capital ratios, which represent our applicable ratios.

Supplementary Leverage Ratio

The Revised Capital Framework introduces a supplementary leverage ratio for Advanced approach banking organizations. Under amendments to the Revised Capital Framework, the U.S. federal bank regulatory agencies approved a final rule that implements the supplementary leverage ratio aligned with the definition of leverage established by the Basel Committee. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as the sum of our quarterly average assets less certain deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments. The Revised Capital Framework requires a minimum supplementary leverage ratio of 5.0% (comprised of the minimum requirement of 3.0% and a 2.0% buffer) for U.S. banks deemed to be G-SIBs, effective on January 1, 2018. Beginning in the first quarter of 2015, we are required to disclose our supplementary leverage ratio.

As of March 2015 and December 2014, our supplementary leverage ratio was 5.3% and 5.0%, respectively, including Tier 1 capital on a fully phased-in basis of $76.83 billion and $73.17 billion, respectively, divided by total leverage exposure of $1.44 trillion (total quarterly average assets of $877 billion plus adjustments of $565 billion) and $1.45 trillion (total quarterly average assets of $873 billion plus adjustments of $579 billion), respectively. Within leverage exposure, the adjustments to quarterly average assets in both periods were primarily comprised of off-balance-sheet exposure related to derivatives, secured financing transactions, commitments and guarantees.

The supplementary leverage ratio was not a required regulatory disclosure as of December 2014. Therefore, it was a non-GAAP measure as of December 2014 and may not be comparable to similar non-GAAP measures used by other companies as of that date.

This supplementary leverage ratio is based on our current interpretation and understanding of the U.S. federal bank regulatory agencies’ final rule and may evolve as we discuss its interpretation and application with our regulators.

126	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Subsidiary Capital Requirements

Many of our subsidiaries, including GS Bank USA and our broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate.

GS Bank USA. GS Bank USA is subject to minimum capital requirements that are calculated in a manner similar to those applicable to bank holding companies and calculates its capital ratios in accordance with the regulatory capital requirements applicable to state member banks, which are based on the Revised Capital Framework. The capital regulations also include requirements with respect to leverage. See Note 20 to the condensed consolidated financial statements for further information about the Revised Capital Framework as it relates to GS Bank USA, including GS Bank USA’s capital ratios and required minimum ratios.

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

In addition, under Federal Reserve Board rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. As of March 2015, GS Bank USA’s supplementary leverage ratio is calculated in accordance with this rule and on a fully phased-in basis was 6.1%; as of December 2014, GS Bank USA would also have met this “well-capitalized” minimum. These supplementary leverage ratios are based on our current interpretation and understanding of this rule and may evolve as we discuss their interpretation and application with our regulators.

GSI. Our regulated U.K. broker-dealer, GSI, is one of the firm’s principal non-U.S. regulated subsidiaries and is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). GSI is subject to capital regulations which are largely based on Basel III as implemented in the European Union (EU) through the Capital Requirements Directives and it became subject to leverage ratio reporting requirements beginning in the second quarter of 2015.

Under the Capital Requirements Directive IV rules, as of March 2015, GSI is required to maintain a minimum CET1 ratio of 4.5%, Tier 1 capital ratio of 6.0%, and Total capital ratio of 8.0%. As of March 2015, GSI had a CET1 ratio of 9.9%, a Tier 1 capital ratio of 9.9% and a Total capital ratio of 12.9%. These ratios reflect the applicable transitional provisions and do not include unaudited results for the three months ended March 2015. As of December 2014, GSI had a CET1 ratio of 9.7%, a Tier 1 capital ratio of 9.7% and a Total capital ratio of 12.7%. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “— Minimum Capital Ratios and Capital Buffers.”

Goldman Sachs March 2015 Form 10-Q	127

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of March 2015 and December 2014, Group Inc.’s equity investment in subsidiaries was $82.00 billion and $79.70 billion, respectively, compared with its total shareholders’ equity of $85.13 billion and $82.80 billion, respectively.

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

128	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Volcker Rule

The final rules to implement the provisions of the Dodd-Frank Act referred to as the “Volcker Rule” prohibit “proprietary trading,” but permit activities such as underwriting, market making and risk-mitigation hedging. We are also required to calculate daily quantitative metrics on covered trading activities (as defined in the rule) and provide these metrics to regulators on a monthly basis. We are required to be in compliance with the prohibition on proprietary trading and to develop an extensive compliance program by July 2015. We do not expect the impact of the prohibition on proprietary trading to be material to our financial condition, results of operations or cash flows. However, the rule is highly complex, and its impact may change as market practices further develop.

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

Our current investment in funds that are calculated using NAV is $9.44 billion as disclosed in Note 6 to the condensed consolidated financial statements. In order to be compliant with the Volcker Rule, we will be required to reduce most of our interests in these funds by the prescribed compliance date. The Federal Reserve Board extended the conformance period through July 2016 for investments in, and relationships with, covered funds that were in place prior to December 31, 2013, and indicated that it intends to further extend the conformance period through July 2017. We currently expect to be able to exit substantially all such interests in these funds in orderly transactions prior to July 2017, subject to market conditions. However, to the extent that the underlying investments of particular funds are not sold, we may be required to sell our interests in such funds. If that occurs, we may receive a value for our interests that is less than the then carrying value as there could be a limited secondary market for these investments and we may be unable to sell them in orderly transactions.

Although our net revenues from our interests in private equity, credit, real estate and hedge funds may vary from period to period, our aggregate net revenues from these investments were approximately 3% and 6% of our aggregate total net revenues over the last 10 years and 5 years, respectively.

Other Developments

The Basel Committee continues to consult on several potential changes to regulatory capital requirements that could impact our capital ratios in the future. In particular, the Basel Committee is considering changing the market risk requirements as described in the consultation papers on a “Fundamental Review of the Trading Book,” applying floors to internal-model based exposure requirements and revising the standardized credit risk rules.

Goldman Sachs March 2015 Form 10-Q	129

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

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in the March 2015 Form 10-Q. In addition, see Note 3 to the condensed consolidated financial statements for a discussion of our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 12 to the condensed consolidated financial statements.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Guarantees	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Derivatives	See “Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the condensed consolidated financial statements.

130	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our unsecured long-term borrowings, secured long-term financings, time deposits and contractual interest payments, all of which are included in our condensed consolidated statements of financial condition. Our obligations to make future cash payments also include certain off-balance-sheet contractual obligations such as purchase obligations, minimum rental payments under noncancelable leases and commitments and guarantees. The table below presents our contractual obligations, commitments and guarantees as of March 2015.

$ in millions	Remainder of 2015	2016 - 2017	2018 - 2019	2020 - Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 8,309	$ 6,262	$ 7,513	$ 22,084

Secured long-term financings	—	6,464	2,473	822	9,759

Unsecured long-term borrowings	—	34,242	39,088	90,352	163,682

Contractual interest payments	4,466	12,222	8,854	33,622	59,164

Subordinated liabilities issued by consolidated VIEs	5	—	—	929	934

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	9,068	26,448	44,873	12,764	93,153

Contingent and forward starting resale and securities borrowing agreements	66,749	1,417	—	—	68,166

Forward starting repurchase and secured lending agreements	17,950	—	—	—	17,950

Letters of credit	198	76	13	4	291

Investment commitments [1]	1,320	2,816	21	651	4,808

Other commitments [2]	7,960	104	53	56	8,173

Minimum rental payments	231	560	409	882	2,082

Derivative guarantees	338,537	317,638	61,866	71,862	789,903

Securities lending indemnifications	32,439	—	—	—	32,439

Other financial guarantees	414	858	1,290	1,674	4,236

1.

$2.48 billion of commitments to covered funds (as defined by the Volcker Rule) are included in the “Remainder of 2015” and “2016-2017” columns. We expect that substantially all of these commitments will not be called.

2.	The increase from December 2014 to March 2015 is due to an increase in underwriting commitments.

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

•	Unsecured long-term borrowings includes $10.05 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

The aggregate contractual principal amount of secured long-term financings and unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $84 million and $190 million, respectively.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of March 2015, and includes stated coupons, if any, on structured notes.

Goldman Sachs March 2015 Form 10-Q	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See Notes 15 and 18 to the condensed consolidated financial statements for further information about our short-term borrowings and commitments and guarantees, respectively.

As of March 2015, our unsecured long-term borrowings were $163.68 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

As of March 2015, our future minimum rental payments, net of minimum sublease rentals under noncancelable leases, were $2.08 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three months ended March 2015, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

132	Goldman Sachs March 2015 Form 10-Q

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

Governance. Risk management governance starts with our Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its committees, including its Risk Committee. The Board also receives regular briefings on firmwide risks, including market risk, liquidity risk, credit risk and operational risk from our independent control and support functions, including the chief risk officer, and on matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee. The chief risk officer, as part of the review of the firmwide risk portfolio, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures. Next, at the most senior levels of the firm, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior managers lead and participate in risk-oriented committees, as do the leaders of our independent control and support functions — including those in Compliance, Controllers, our Credit Risk Management and Advisory department (Credit Risk Management), Human Capital Management, Legal, our Market Risk Management and Analysis department (Market Risk Management), our Model Risk Management department (Model Risk Management), Operations, our Operational Risk Management and Analysis department (Operational Risk Management), Tax, Technology and Treasury.

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

We also apply a rigorous framework of limits to control risk across multiple transactions, products, businesses and markets. This includes approval of limits at both firmwide and business levels by the Risk Committee of the Board. In addition, the Firmwide Risk Committee is responsible for approving limits, subject to the overall limits approved by the Risk Committee of the Board, at a variety of levels and monitoring these limits on a daily basis. Divisional risk committees are responsible for setting sub-limits at business levels, subject to the overall business-level limits approved by the Firmwide Risk Committee. Limits are typically set at levels that will be periodically exceeded, rather than at levels which reflect our maximum risk appetite. This fosters an ongoing dialogue on risk among revenue-producing units, independent control and support functions, committees and senior management, as well as rapid escalation of risk-related matters. See “Market Risk Management” and “Credit Risk Management” for further information about our risk limits.

Active management of our positions is another important process. Proactive mitigation of our market and credit exposures minimizes the risk that we will be required to take outsized actions during periods of stress.

Goldman Sachs March 2015 Form 10-Q	133

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

134	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below presents an overview of our risk management governance structure, highlighting the oversight of our Board, our key risk-related committees and the independence of our control and support functions.

Management Committee. The Management Committee oversees our global activities, including all of our independent control and support functions. It provides this oversight directly and through authority delegated to committees it has established. This committee is comprised of our most senior leaders, and is chaired by our chief executive officer. The Management Committee has established various committees with delegated authority and the chair of the Management Committee appoints the chairs of these committees. Most members of the Management Committee are also members of other firmwide, divisional and regional committees. The following are the committees that are principally involved in firmwide risk management.

Firmwide Client and Business Standards Committee. The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, is chaired by our president and chief operating officer, and reports to the Management Committee. This committee also has responsibility for overseeing recommendations of the Business Standards Committee. This committee periodically updates and receives guidance from the Public Responsibilities Committee of the Board. This committee has established the following risk-related committees that report to it:

Goldman Sachs March 2015 Form 10-Q	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by our head of operations/chief operating officer for Europe, Middle East and Africa (EMEA) and the chief administrative officer of our Investment Management Division, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

•

Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across divisions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired by the deputy head of our Global Compliance Division and the co-head of Global Fixed Income, Currency and Commodities Sales, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of our financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide, divisional and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by our chief financial officer and our chief risk officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Risk Committee:

•

Securities Division Risk Committee. The Securities Division Risk Committee sets market risk limits, subject to business-level risk limits approved by the Firmwide Risk Committee, for the Securities Division based on a number of risk measures, including but not limited to VaR, stress tests and scenario analyses. This committee is chaired by the chief risk officer of our Securities Division, who is appointed as chair by the co-chairs of the Firmwide Risk Committee.

•

Credit Policy Committee. The Credit Policy Committee establishes and reviews broad firmwide credit policies and parameters that are implemented by Credit Risk Management. This committee is chaired by our chief credit officer, who is appointed as chair by our chief risk officer.

•

Firmwide Operational Risk Committee. The Firmwide Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies, framework and methodologies, and monitors the effectiveness of operational risk management. This committee is co-chaired by a managing director in Credit Risk Management and a managing director in Operational Risk Management, who are appointed as co-chairs by our chief risk officer.

•

Firmwide Finance Committee. The Firmwide Finance Committee has oversight responsibility for liquidity risk, the size and composition of our balance sheet and capital base, and credit ratings. This committee regularly reviews our liquidity, balance sheet, funding position and capitalization, approves related policies, and makes recommendations as to any adjustments to be made in light of current events, risks, exposures and regulatory requirements. As a part of such oversight, among other things, this committee reviews and approves balance sheet limits and the size of our GCLA. This committee is co-chaired by our chief financial officer and our global treasurer, who are appointed as co-chairs by the Firmwide Risk Committee.

136	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide Technology Risk Committee. The Firmwide Technology Risk Committee reviews matters related to the design, development, deployment and use of technology. This committee oversees cyber security matters, as well as technology risk management frameworks and methodologies, and monitors their effectiveness. This committee is co-chaired by our chief information officer and the head of Global Investment Research, who are appointed as co-chairs by the Firmwide Risk Committee.

•

Firmwide Investment Policy Committee. The Firmwide Investment Policy Committee reviews, approves, sets policies, and provides oversight for certain illiquid principal investments, including review of risk management and controls for these types of investments. This committee is co-chaired by the head of our Merchant Banking Division and a co-head of our Securities Division, who are appointed as co-chairs by our president and chief operating officer in conjunction with our chief financial officer.

•

Firmwide Model Risk Control Committee. The Firmwide Model Risk Control Committee is responsible for oversight of the development and implementation of model risk controls, which includes governance, policies and procedures related to our reliance on financial models. This committee is chaired by our chief market risk officer, who is appointed as chair by the Firmwide Risk Committee.

•

Global Business Resilience Committee. The Global Business Resilience Committee is responsible for oversight of business resilience initiatives, promoting increased levels of security and resilience, and reviewing certain operating risks related to business resilience. This committee is chaired by our chief administrative officer, who is appointed as chair by the Firmwide Risk Committee.

•

Investment Banking Division Risk Committee. The Investment Banking Division Risk Committee is responsible for the ongoing monitoring and control of financial risks for the Investment Banking Division, including setting risk limits, subject to business-level risk limits approved by the Firmwide Risk Committee, reviewing established risk limits and monitoring risk exposures. This committee is co-chaired by the co-head of the Global Financing Group in our Investment Banking Division and the global head of Credit Risk Management for our Investment Banking Division and our Merchant Banking Division. The co-chairs of the Investment Banking Division Risk Committee are appointed by the co-chairs of the Firmwide Risk Committee.

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Commitments Committee. The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the global co-head of the Financial Institutions Group in our Investment Banking Division and an advisory director to the firm, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the global head of Credit Risk Management for our Investment Banking Division and our Merchant Banking Division and the head of credit finance for EMEA. The co-chairs of the Firmwide Capital Committee are appointed by the co-chairs of the Firmwide Risk Committee.

Investment Management Division Risk Committee. The Investment Management Division Risk Committee is responsible for the ongoing monitoring and control of global market, counterparty credit and liquidity risks associated with the activities of our investment management businesses and reports to our chief risk officer. The head of risk management for the Investment Management Division is the chair of this committee, who is appointed as chair by our chief risk officer.

Goldman Sachs March 2015 Form 10-Q	137

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

138	Goldman Sachs March 2015 Form 10-Q

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

We manage liquidity risk according to the following principles:

Global Core Liquid Assets. We maintain substantial liquidity (GCLA) to meet a broad range of potential cash outflows and collateral needs in a stressed environment.

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

As of March 2015 and December 2014, the fair value of the securities and certain overnight cash deposits included in our GCLA totaled $174.80 billion and $182.95 billion, respectively. Based on the results of our internal liquidity risk models, discussed below, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both March 2015 and December 2014 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the
$ in millions	Three Months Ended March 2015	Year Ended December 2014
U.S. dollar-denominated	$124,356	$134,223

Non-U.S. dollar-denominated	50,865	45,410
Total	$175,221	$179,633

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

Goldman Sachs March 2015 Form 10-Q	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of our GCLA by asset class.

	Average for the
$ in millions	Three Months Ended March 2015	Year Ended December 2014
Overnight cash deposits	$ 57,937	$ 57,177

U.S. government obligations	63,745	62,838

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	10,169	16,722

German, French, Japanese and United Kingdom government obligations	43,370	42,896
Total	$175,221	$179,633

The table below presents the GCLA of Group Inc. and our major broker-dealer and bank subsidiaries.

	Average for the
$ in millions	Three Months Ended March 2015	Year Ended December 2014
Group Inc.	$ 31,811	$ 37,699

Major broker-dealer subsidiaries	87,946	89,549

Major bank subsidiaries	55,464	52,385
Total	$175,221	$179,633

Our GCLA reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival;

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

In addition to our GCLA, we have a significant amount of other unencumbered cash and “Financial instruments owned, at fair value,” including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of these assets averaged $101.80 billion for the three months ended March 2015 and $94.52 billion for the year ended December 2014. We do not consider these assets liquid enough to be eligible for our GCLA.

140	Goldman Sachs March 2015 Form 10-Q

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

Goldman Sachs March 2015 Form 10-Q	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Exchange-Traded and OTC-cleared Derivatives

•	Contingent: Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded and OTC-cleared derivatives.

•	Contingent: An increase in initial margin and guaranty fund requirements by derivative clearing houses.

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

142	Goldman Sachs March 2015 Form 10-Q

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2015, Group Inc. had $30.50 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $28.30 billion invested in GSI, a regulated U.K. broker-dealer; $2.29 billion invested in GSEC, a U.S. registered broker-dealer; $2.60 billion invested in Goldman Sachs Japan Co., Ltd. (GSJCL), a regulated Japanese broker-dealer; $23.81 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.59 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $77.88 billion of unsubordinated loans and $8.54 billion of collateral to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of March 2015. In addition, as of March 2015, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs March 2015 Form 10-Q	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The final rules on minimum liquidity standards approved by the U.S. federal bank regulatory agencies are generally consistent with the Basel Committee’s framework as described above, but include accelerated transition provisions, and more stringent requirements related to both the range of assets that qualify as high-quality liquid assets and cash outflow assumptions for certain types of funding and other liquidity risks. Under the accelerated transition timeline, the LCR became effective in the United States on January 1, 2015, with a phase-in period whereby firms have an 80% minimum in 2015, which will increase by 10% per year until 2017. As of March 2015, our calculation of the LCR exceeds the fully phased-in minimum requirement, however this is based on our interpretation and understanding of the finalized framework and may evolve as we review our interpretation and application with our regulators.

The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring also calls for a net stable funding ratio (NSFR), designed to promote more medium- and long-term stable funding of the assets and off-balance-sheet activities of banks and bank holding companies over a one-year time horizon. The Basel Committee’s NSFR framework requires banks and bank holding companies to maintain a stable funding profile in relation to the composition of their assets and off-balance-sheet activities and will be effective on January 1, 2018. The U.S. federal bank regulatory agencies have not yet proposed rules implementing the NSFR for U.S. banking organizations. We are currently evaluating the impact of the Basel Committee’s NSFR framework.

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

The table below presents the unsecured credit ratings by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Services (S&P), and Rating and Investment Information, Inc. (R&I) and outlook of Group Inc. During the first quarter of 2015, Moody’s placed the long-term debt and the non-cumulative preferred stock ratings of Group Inc. under review for upgrade. Additionally, Moody’s placed the long-term debt and long-term bank deposits ratings of GS Bank USA and GSIB and the long-term debt rating of GSI under review for upgrade.

As of March 2015
	DBRS	Fitch	Moody’s	S&P	R&I
Short-term Debt	R-1 (middle)	F1	P-2	A-2	a-1

Long-term Debt [1]	A (high)	A	Baa1	A-	A+

Subordinated Debt	A	A-	Baa2	BBB+	A

Trust Preferred [2]	A	BBB-	Baa3	BB	N/A

Preferred Stock [3]	BBB (high)	BB+	Ba2	BB	N/A

Ratings Outlook	Stable	Stable	Under Review	Negative	Negative

1.	Fitch, Moody’s and S&P include the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

2.	Trust preferred securities issued by Goldman Sachs Capital I.

3.	DBRS, Fitch, Moody’s and S&P include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings of GS Bank USA, GSIB, GS&Co. and GSI.

As of March 2015
	Fitch	Moody’s	S&P
GS Bank USA
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A+	A2	N/A

Ratings Outlook	Stable	Under Review	Stable
GSIB
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A	A2	N/A

Ratings Outlook	Stable	Under Review	Stable
GS&Co.
Short-term Debt	F1	N/A	A-1

Long-term Debt	A	N/A	A

Ratings Outlook	Stable	N/A	Stable
GSI
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A2	A

Ratings Outlook	Stable	Under Review	Stable

144	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	The level and variability of our earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating environment, including, in some cases, the assumed level of government or other systemic support.

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

	As of
$ in millions	March 2015	December 2014
Additional collateral or termination payments for a one-notch downgrade	$1,590	$1,072

Additional collateral or termination payments for a two-notch downgrade	3,302	2,815

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

Three Months Ended March 2015. Our cash and cash equivalents increased by $5.53 billion to $63.13 billion at the end of the first quarter of 2015. We generated $9.79 billion in net cash for operating and financing activities, primarily from increases from net issuances of secured and unsecured long-term borrowings and bank deposits. We used $4.26 billion in net cash from investing activities, primarily to fund loans receivable.

Three Months Ended March 2014. Our cash and cash equivalents decreased by $2.28 billion to $58.86 billion at the end of the first quarter of 2014. We used net cash of $7.43 billion for operating and investing activities. We generated $5.15 billion in net cash from financing activities from net issuances of unsecured long-term borrowings.

Goldman Sachs March 2015 Form 10-Q	145

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

146	Goldman Sachs March 2015 Form 10-Q

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

Goldman Sachs March 2015 Form 10-Q	147

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

The Risk Committee of the Board and the Firmwide Risk Committee approve market risk limits at firmwide and business levels and our divisional risk committees set sub-limits at business levels. The purpose of the firmwide limits is to assist senior management in controlling our overall risk profile. Sub-limits set the desired maximum amount of exposure that may be managed by any particular business on a day-to-day basis without additional levels of senior management approval, effectively leaving day-to-day decisions to individual desk managers and traders. Accordingly, sub-limits are a management tool designed to ensure appropriate escalation rather than to establish maximum risk tolerance. Sub-limits also distribute risk among various businesses in a manner that is consistent with their level of activity and client demand, taking into account the relative performance of each area.

Our market risk limits are monitored daily by Market Risk Management, which is responsible for identifying and escalating, on a timely basis, instances where limits have been exceeded. The business-level limits that are set by the divisional risk committees are subject to the same scrutiny and limit escalation policy as the firmwide limits.

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

148	Goldman Sachs March 2015 Form 10-Q

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

The following table presents average daily VaR.

$ in millions Risk Categories	Three Months Ended March
	2015	2014
Interest rates	$ 53	$ 59

Equity prices	24	32

Currency rates	30	18

Commodity prices	28	21

Diversification effect	(54)	(48)
Total	$ 81	$ 82

Our average daily VaR decreased to $81 million for the first quarter of 2015 from $82 million for the first quarter of 2014, reflecting decreases in the equity prices and interest rates categories due to decreased exposures, and an increase in the diversification benefit across risk categories. These decreases were partially offset by an increase in the currency rates category principally due to increased exposures and an increase in the commodity prices category due to higher levels of volatility.

The following table presents quarter-end VaR, and high and low VaR.

$ in millions Risk Categories	As of		Three Months Ended March 2015
	March	December
	2015	2014	High	Low
Interest rates	$ 59	$ 53	$62	$44

Equity prices	32	19	32	18

Currency rates	32	24	43	22

Commodity prices	27	23	38	21

Diversification effect	(61)	(42)
Total	$ 89	$ 77	$93	$70

Our daily VaR increased to $89 million as of March 2015 from $77 million as of December 2014, primarily reflecting increases in the equity prices and interest rates categories due to increased exposures, and an increase in the currency rates category principally due to higher levels of volatility. These increases were partially offset by an increase in the diversification benefit across risk categories.

During the first quarter of 2015, the firmwide VaR risk limit was temporarily raised on two occasions in order to facilitate client transactions. Separately, during the first quarter of 2015, the firmwide VaR risk limit was reduced, reflecting lower risk utilization over the last year.

Goldman Sachs March 2015 Form 10-Q	149

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects our daily VaR over the last four quarters.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the first quarter of 2015 (i.e., a VaR exception).

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

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for the quarter ended March 2015.

150	Goldman Sachs March 2015 Form 10-Q

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

	As of
$ in millions Asset Categories	March 2015	December 2014
Equity	$2,013	$2,132

Debt	1,515	1,686
Total	$3,528	$3,818

Credit Spread Sensitivity on Derivatives and Borrowings. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million (including hedges) as of both March 2015 and December 2014. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a gain of $12 million and $10 million (including hedges) as of March 2015 and December 2014, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. “Loans receivable” as of March 2015 and December 2014 were $32.62 billion and $28.94 billion, respectively, substantially all of which had floating interest rates. As of March 2015 and December 2014, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $288 million and $254 million, respectively, of additional interest income over a 12-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

In addition, as of March 2015 and December 2014, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

Additionally, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets.” Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 13 to the condensed consolidated financial statements for information about “Other assets.”

Goldman Sachs March 2015 Form 10-Q	151

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

Categories on the Condensed Consolidated Statements of Financial Condition Included in Market Risk Measures	Market Risk Measures
Securities segregated for regulatory and other purposes, at fair value	• VaR
Collateralized agreements • Securities purchased under agreements to resell, at fair value • Securities borrowed, at fair value	• VaR
Receivables
• Certain secured loans, at fair value	• VaR
• Loans receivable	• Interest Rate Sensitivity
Financial instruments owned, at fair value	• VaR • 10% Sensitivity Measures • Credit Spread Sensitivity — Derivatives
Collateralized financings • Securities sold under agreements to repurchase, at fair value • Securities loaned, at fair value • Other secured financings, at fair value	• VaR
Financial instruments sold, but not yet purchased, at fair value	• VaR • Credit Spread Sensitivity — Derivatives
Unsecured short-term borrowings and unsecured long-term borrowings, at fair value	• VaR • Credit Spread Sensitivity — Borrowings

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

152	Goldman Sachs March 2015 Form 10-Q

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

Goldman Sachs March 2015 Form 10-Q	153

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

Credit Exposures

As of March 2015, our credit exposures increased as compared with December 2014, primarily reflecting increases in cash deposits with central banks and OTC derivatives. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) was essentially unchanged as compared to the prior period. During the three months ended March 2015, the number of counterparty defaults was essentially unchanged as compared with the same prior year period, and such defaults primarily occurred within loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties. Estimated losses associated with counterparty defaults were lower compared with the same prior year period and were not material to the firm. Our credit exposures are described further below.

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

154	Goldman Sachs March 2015 Form 10-Q

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

	As of March 2015
$ in millions Credit Rating Equivalent	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 600	$ 946	$ 3,833	$ 5,379	$ (2,440)	$ 2,939	$ 2,723

AA/Aa2	10,264	11,105	40,625	61,994	(41,889)	20,105	13,819

A/A2	16,742	19,312	28,477	64,531	(47,614)	16,917	11,827

BBB/Baa2	9,239	9,241	26,455	44,935	(30,526)	14,409	10,028

BB/Ba2 or lower	4,480	6,338	5,849	16,667	(7,194)	9,473	8,154

Unrated	475	165	46	686	(81)	605	300
Total	$41,800	$47,107	$105,285	$194,192	$(129,744)	$64,448	$46,851

	As of December 2014
$ in millions Credit Rating Equivalent	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 1,119	$ 898	$ 3,500	$ 5,517	$ (2,163)	$ 3,354	$ 3,135

AA/Aa2	8,260	12,182	40,443	60,885	(42,513)	18,372	12,453

A/A2	13,719	18,949	26,649	59,317	(44,147)	15,170	9,493

BBB/Baa2	7,049	8,758	26,087	41,894	(28,321)	13,573	9,577

BB/Ba2 or lower	4,959	6,226	5,660	16,845	(7,062)	9,783	8,506

Unrated	79	363	160	602	(117)	485	188
Total	$35,185	$47,376	$102,499	$185,060	$(124,323)	$60,737	$43,352

Goldman Sachs March 2015 Form 10-Q	155

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

•

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We had approximately $35 billion and $36 billion as of March 2015 and December 2014, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both March 2015 and December 2014, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

•

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial cash margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $29 billion and $26 billion as of March 2015 and December 2014, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 40% and 48% in the Americas, approximately 13% and 13% in Asia, and approximately 47% and 39% in EMEA as of March 2015 and December 2014, respectively.

In addition, we extend other loans and lending commitments to our private wealth management clients that are primarily secured by residential real estate, securities or other assets. The gross exposure related to such loans and lending commitments was approximately $19 billion and $17 billion as of March 2015 and December 2014, respectively, and was substantially all concentrated in the Americas region. The fair value of the collateral received against such loans and lending commitments exceeded the gross exposure as of both March 2015 and December 2014.

156	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry, Region and Credit Quality

The tables below present our credit exposures related to cash, OTC derivatives, and loans and lending commitments (excluding credit exposures described above in “Securities

Financing Transactions” and “Other Credit Exposures”) broken down by industry, region and credit quality.

	Cash as of		OTC Derivatives as of		Loans and Lending Commitments as of
$ in millions Credit Exposure by Industry	March 2015	December 2014	March 2015	December 2014	March 2015	December 2014
Funds	$ 146	$ 96	$14,104	$13,114	$ 2,083	$ 1,706

Financial Institutions	13,942	12,469	17,576	15,051	11,998	11,316

Consumer, Retail & Healthcare	—	—	3,630	3,325	28,278	30,216

Sovereign	49,035	45,029	9,114	10,004	444	450

Municipalities & Nonprofit	—	—	4,631	4,303	688	541

Natural Resources & Utilities [1]	—	—	5,094	5,741	22,678	24,275

Real Estate	6	6	417	407	14,820	12,366

Technology, Media & Telecommunications	—	—	2,405	2,995	19,758	20,633

Diversified Industrials	—	—	5,729	4,321	17,078	16,392

Other	—	—	1,748	1,476	11,630	11,998
Total	$63,129	$57,600	$64,448	$60,737	$129,455	$129,893

1.	See “— Selected Country and Industry Exposures — Industry Exposures” below for information about our credit and market exposure to the oil and gas industry.

	Cash as of		OTC Derivatives as of		Loans and Lending Commitments as of
$ in millions Credit Exposure by Region	March 2015	December 2014	March 2015	December 2014	March 2015	December 2014
Americas	$49,343	$45,599	$22,888	$22,032	$ 92,932	$ 91,378

EMEA	2,062	1,666	35,357	31,295	32,789	34,397

Asia	11,724	10,335	6,203	7,410	3,734	4,118
Total	$63,129	$57,600	$64,448	$60,737	$129,455	$129,893

	Cash as of		OTC Derivatives as of		Loans and Lending Commitments as of
$ in millions Credit Exposure by Credit Quality (Credit Rating Equivalent)	March 2015	December 2014	March 2015	December 2014	March 2015	December 2014
AAA/Aaa	$41,607	$38,778	$ 2,939	$ 3,354	$ 3,946	$ 3,969

AA/Aa2	4,612	4,598	20,105	18,372	9,144	8,097

A/A2	16,166	13,346	16,917	15,170	23,028	22,623

BBB/Baa2	614	730	14,409	13,573	32,192	35,706

BB/Ba2 or lower	130	148	9,473	9,783	60,579	58,670

Unrated	—	—	605	485	566	828
Total	$63,129	$57,600	$64,448	$60,737	$129,455	$129,893

Goldman Sachs March 2015 Form 10-Q	157

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

Country Exposures. The political situations in Iraq, Russia and Ukraine continue to negatively affect market sentiment toward those countries. In addition, the U.S. and the EU have imposed sanctions against certain Russian individuals and institutions, and Argentina has defaulted on its sovereign debt. The decline in oil prices has also raised substantial concerns about Venezuela and its sovereign debt. In addition, recent events in Greece have led to renewed concerns about its economic and financial stability.

As of March 2015, our total credit exposure to Russia was $306 million and was substantially all with non-sovereign counterparties or borrowers. Such exposure was comprised of $172 million (including the benefit of $2 million of securities collateral) related to securities financing transactions and other secured receivables, $79 million related to loans and lending commitments and $55 million (including the benefit of $228 million of cash collateral) related to OTC derivatives. In addition, our total market exposure to Russia as of March 2015 was $519 million, which was primarily with non-sovereign issuers or underliers. Such exposure was comprised of $319 million related to credit derivatives, $135 million related to debt and $65 million related to equities. As of December 2014, our total credit exposure and market exposure to Russia was $416 million and $447 million, respectively.

As of March 2015, our total credit exposure to Greece was $180 million and was substantially all with sovereign counterparties. Such exposure was related to OTC derivatives and included the benefit of $906 million of cash and securities collateral. In addition, our total market exposure to Greece as of March 2015 was $(34) million, which was primarily with sovereign issuers or underliers. As of December 2014, our total credit exposure and market exposure to Greece was $1.0 billion and $54 million, respectively.

Our total credit and market exposure to Argentina, Iraq, Ukraine and Venezuela as of both March 2015 and December 2014 was not material.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underliers. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives related to Russia and Greece are both bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash. As of March 2015, the gross purchased and written credit derivative notionals for single-name and index credit default swaps (included in credit derivatives above) were $19.1 billion and $19.7 billion, respectively, related to Russia and $1.9 billion and $1.8 billion, respectively, related to Greece. Including netting under legally enforceable netting agreements, the purchased and written credit derivative notionals for single-name and index credit default swaps were $3.3 billion and $4.0 billion, respectively, related to Russia and $849 million and $742 million, respectively, related to Greece as of March 2015. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements. For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the condensed consolidated financial statements.

158	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Over the last few years, there have been concerns about European sovereign debt risk and its impact on the European banking system, as a number of European member states, including Ireland, Italy, Portugal and Spain, experienced significant credit deterioration. Although many of the immediate concerns have subsided, some of the countries in the region face long-term economic and financial challenges. As of March 2015, our aggregate credit and market exposure to these four European countries was $9.7 billion ($9.5 billion of credit exposure and $148 million of market exposure), including $3.9 billion to Ireland, $3.4 billion to Italy, $89 million to Portugal and $2.2 billion to Spain. As of December 2014, our aggregate credit and market exposure to these four European countries was $10.1 billion ($8.8 billion of credit exposure and $1.3 billion of market exposure), including $4.0 billion to Ireland, $3.1 billion to Italy, $439 million to Portugal and $2.6 billion to Spain. We continue to closely monitor our risk exposure to these four countries as part of our risk management process.

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

Industry Exposures. Significant declines in the price of oil have led to market concerns regarding the creditworthiness of certain companies in the oil and gas industry. As of March 2015, our credit exposure to oil and gas companies related to loans and lending commitments was $9.9 billion ($1.8 billion of loans and $8.1 billion of lending commitments). Such exposure included $4.1 billion of exposure to non-investment-grade counterparties ($1.4 billion related to loans and $2.7 billion related to lending commitments). Our clients in the oil and gas industry also use derivatives to hedge their exposure to oil prices. As of March 2015, our credit exposure related to derivatives and receivables with oil and gas companies was $2.0 billion, primarily with investment-grade counterparties. As of March 2015, our market exposure related to oil and gas companies was $303 million, substantially all of which was to non-investment-grade issuers or underliers. As of December 2014, our total credit exposure and market exposure to oil and gas companies was $12.6 billion (including $10.9 billion related to loans and lending commitments and $1.7 billion related to derivatives and receivables) and $805 million, respectively.

Goldman Sachs March 2015 Form 10-Q	159

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

Our operational risk framework is in part designed to comply with the operational risk measurement rules under the Revised Capital Framework and has evolved based on the changing needs of our businesses and regulatory guidance. Our framework comprises the following practices:

•	Risk identification and reporting;

•	Risk measurement; and

•	Risk monitoring.

Internal Audit performs an independent review of our operational risk framework, including our key controls, processes and applications, on an annual basis to assess the effectiveness of our framework.

160	Goldman Sachs March 2015 Form 10-Q

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

•	Our businesses have been and may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

•	Our market-making activities have been and may be affected by changes in the levels of market volatility.

Goldman Sachs March 2015 Form 10-Q	161

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

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

162	Goldman Sachs March 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Available Information

Our internet address is www.gs.com and the investor relations section of our web site is located at www.gs.com/shareholders. We make available free of charge through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (Exchange Act), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, charters for our Audit Committee, Risk Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Public Responsibilities Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.

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

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the March 2015 Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “Certain Risk Factors That May Affect Our Businesses” above, as well as “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K.

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

Goldman Sachs March 2015 Form 10-Q	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The firm has provided in this filing information regarding the firm’s capital ratios, including the CET1 ratios under the Standardized and Advanced approaches on a fully phased-in basis, as well as the LCR, and the supplementary leverage ratios for the firm and GS Bank USA. The statements with respect to these ratios are forward-looking statements, based on our current interpretation, expectations and understandings of the relevant regulatory rules and guidance, and reflect significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated. As a result, the methods used to calculate these ratios may differ, possibly materially, from those used in calculating the firm’s capital, liquidity and leverage ratios for any future disclosures. The ultimate methods of calculating the ratios will depend on, among other things, implementation guidance or further rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

164	Goldman Sachs March 2015 Form 10-Q

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of the March 2015 Form 10-Q. See Note 27 to the condensed consolidated financial statements in Part I, Item 1 of the March 2015 Form 10-Q for information about certain judicial, regulatory and legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2015.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	[1]	Maximum number of shares that may yet be purchased under the plans or programs	[1]
Month #1 (January 1, 2015 to January 31, 2015)	1,563,268		$177.35	1,528,054		23,822,990

Month #2 (February 1, 2015 to February 28, 2015)	2,938,243		186.04	2,938,240		20,884,750

Month #3 (March 1, 2015 to March 31, 2015)	2,284,243		189.28	2,284,243		18,600,507
Total	6,785,754	[2]		6,750,537

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

2.	Includes 35,217 shares remitted by employees to satisfy minimum statutory withholding taxes on the delivery of equity-based awards, substantially all of which occurred in January 2015.

Goldman Sachs March 2015 Form 10-Q	165

Item 6.    Exhibits

Exhibits

3.1	Restated Certificate of Incorporation of Group Inc. amended as of April 28, 2015.

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2015 and March 31, 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014, (iii) the Condensed Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and year ended December 31, 2014, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

166	Goldman Sachs March 2015 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ Harvey M. Schwartz
	Name:	Harvey M. Schwartz
Title: Chief Financial Officer

By:	/s/ Sarah E. Smith
	Name:	Sarah E. Smith
Title: Principal Accounting Officer

Date: May 4, 2015

Goldman Sachs March 2015 Form 10-Q	167