Form 10-Q
period 2015-06-30
GOLDMAN SACHS GROUP INC
filed 2015-08-03
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 17, 2015, there were 432,870,999 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

Goldman Sachs June 2015 Form 10-Q	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2015	2014	2015	2014
Revenues
Investment banking	$2,019	$1,781	$ 3,924	$ 3,560

Investment management	1,566	1,378	3,069	2,876

Commissions and fees	805	786	1,658	1,658

Market making	2,309	2,185	6,234	4,824

Other principal transactions	1,707	1,995	3,279	3,498
Total non-interest revenues	8,406	8,125	18,164	16,416

Interest income	2,150	2,579	4,185	5,173

Interest expense	1,487	1,579	2,663	3,136
Net interest income	663	1,000	1,522	2,037
Net revenues, including net interest income	9,069	9,125	19,686	18,453
Operating expenses
Compensation and benefits	3,809	3,924	8,268	7,935

Brokerage, clearing, exchange and distribution fees	647	613	1,285	1,208

Market development	147	141	286	279

Communications and technology	203	186	401	386

Depreciation and amortization	265	294	484	684

Occupancy	186	205	390	415

Professional fees	250	224	461	436

Other expenses	1,836	717	2,451	1,268
Total non-compensation expenses	3,534	2,380	5,758	4,676
Total operating expenses	7,343	6,304	14,026	12,611
Pre-tax earnings	1,726	2,821	5,660	5,842

Provision for taxes	678	784	1,768	1,772
Net earnings	1,048	2,037	3,892	4,070

Preferred stock dividends	132	84	228	168
Net earnings applicable to common shareholders	$ 916	$1,953	$ 3,664	$ 3,902
Earnings per common share
Basic	$ 2.01	$ 4.21	$ 8.07	$ 8.36

Diluted	1.98	4.10	7.93	8.13

Dividends declared per common share	$ 0.65	$ 0.55	$ 1.25	$ 1.10

Average common shares outstanding
Basic	451.4	461.7	452.3	465.1

Diluted	461.6	475.9	462.1	480.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Net earnings	$1,048	$2,037	$3,892	$4,070

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(30)	(30)	(55)	(59)

Pension and postretirement liabilities	(107)	(6)	(110)	(14)

Cash flow hedges	—	1	—	2
Other comprehensive loss	(137)	(35)	(165)	(71)
Comprehensive income	$ 911	$2,002	$3,727	$3,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs June 2015 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions, except per share amounts	June 2015	December 2014
Assets
Cash and cash equivalents	$ 60,845	$ 57,600

Cash and securities segregated for regulatory and other purposes (includes $17,395 and $34,291 at fair value as of June 2015 and December 2014, respectively)	35,340	51,716

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $122,354 and $126,036 at fair value as of June 2015 and December 2014, respectively)	123,619	127,938

Securities borrowed (includes $69,369 and $66,769 at fair value as of June 2015 and December 2014, respectively)	177,978	160,722

Receivables:
Brokers, dealers and clearing organizations	38,336	30,671

Customers and counterparties (includes $5,714 and $6,944 at fair value as of June 2015 and December 2014, respectively)	56,349	63,808

Loans receivable	38,397	28,938

Financial instruments owned, at fair value (includes $57,529 and $64,473 pledged as collateral as of June 2015 and December 2014, respectively)	303,463	312,248

Other assets	25,552	22,599
Total assets	$859,879	$856,240
Liabilities and shareholders’ equity
Deposits (includes $15,309 and $13,523 at fair value as of June 2015 and December 2014, respectively)	$ 89,064	$ 83,008

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	87,642	88,215

Securities loaned (includes $1,091 and $765 at fair value as of June 2015 and December 2014, respectively)	7,262	5,570

Other secured financings (includes $22,537 and $21,450 at fair value as of June 2015 and December 2014, respectively)	23,952	22,809

Payables:
Brokers, dealers and clearing organizations	8,007	6,636

Customers and counterparties	198,105	206,936

Financial instruments sold, but not yet purchased, at fair value	124,304	132,083

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $18,865 and $18,826 at fair value as of June 2015 and December 2014, respectively)	46,378	44,540

Unsecured long-term borrowings (includes $20,000 and $16,005 at fair value as of June 2015 and December 2014, respectively)	170,259	167,571

Other liabilities and accrued expenses (includes $1,185 and $831 at fair value as of June 2015 and December 2014, respectively)	17,252	16,075
Total liabilities	772,225	773,443

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $11,200 and $9,200 as of June 2015 and December 2014, respectively	11,200	9,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 863,046,524 and 852,784,764 shares issued as of June 2015 and December 2014, respectively, and 432,768,039 and 430,259,102 shares outstanding as of June 2015 and December 2014, respectively	9	9

Share-based awards	4,011	3,766

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	51,210	50,049

Retained earnings	82,072	78,984

Accumulated other comprehensive loss	(908)	(743)

Stock held in treasury, at cost, par value $0.01 per share; 430,278,487 and 422,525,664 shares as of June 2015 and December 2014, respectively	(59,940)	(58,468)
Total shareholders’ equity	87,654	82,797
Total liabilities and shareholders’ equity	$859,879	$856,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

$ in millions	Six Months Ended June 2015	Year Ended December 2014
Preferred stock
Balance, beginning of year	$ 9,200	$ 7,200

Issued	2,000	2,000
Balance, end of period	11,200	9,200

Common stock
Balance, beginning of year	9	8

Issued	—	1
Balance, end of period	9	9

Share-based awards
Balance, beginning of year	3,766	3,839

Issuance and amortization of share-based awards	1,997	2,079

Delivery of common stock underlying share-based awards	(1,615)	(1,725)

Forfeiture of share-based awards	(49)	(92)

Exercise of share-based awards	(88)	(335)
Balance, end of period	4,011	3,766

Additional paid-in capital
Balance, beginning of year	50,049	48,998

Delivery of common stock underlying share-based awards	1,904	2,206

Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,101)	(1,922)

Preferred stock issuance costs	(7)	(20)

Excess net tax benefit related to share-based awards	366	788

Cash settlement of share-based awards	(1)	(1)
Balance, end of period	51,210	50,049

Retained earnings
Balance, beginning of year	78,984	71,961

Net earnings	3,892	8,477

Dividends and dividend equivalents declared on common stock and share-based awards	(576)	(1,054)

Dividends declared on preferred stock	(228)	(400)
Balance, end of period	82,072	78,984

Accumulated other comprehensive loss
Balance, beginning of year	(743)	(524)

Other comprehensive loss	(165)	(219)
Balance, end of period	(908)	(743)

Stock held in treasury, at cost
Balance, beginning of year	(58,468)	(53,015)

Repurchased	(1,495)	(5,469)

Reissued	29	49

Other	(6)	(33)
Balance, end of period	(59,940)	(58,468)
Total shareholders’ equity	$ 87,654	$ 82,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs June 2015 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June
$ in millions	2015	2014
Cash flows from operating activities
Net earnings	$ 3,892	$ 4,070

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	484	684

Share-based compensation	1,972	1,775

Gain related to extinguishment of junior subordinated debt	(34)	—

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	16,376	9,003

Receivables and payables (excluding loans receivable), net	(7,825)	6,772

Collateralized transactions (excluding other secured financings), net	(11,818)	(14,645)

Financial instruments owned, at fair value	7,140	(4,531)

Financial instruments sold, but not yet purchased, at fair value	(7,779)	(3,279)

Other, net	(3,540)	(3,541)
Net cash used for operating activities	(1,132)	(3,692)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(698)	(353)

Proceeds from sales of property, leasehold improvements and equipment	49	10

Business acquisitions, net of cash acquired	(1,583)	(449)

Proceeds from sales of investments	275	469

Loans receivable, net	(9,459)	(6,490)
Net cash used for investing activities	(11,416)	(6,813)

Cash flows from financing activities
Unsecured short-term borrowings, net	(1,276)	1,077

Other secured financings (short-term), net	(1,117)	1,141

Proceeds from issuance of other secured financings (long-term)	7,376	3,413

Repayment of other secured financings (long-term), including the current portion	(5,247)	(4,840)

Proceeds from issuance of unsecured long-term borrowings	27,077	19,804

Repayment of unsecured long-term borrowings, including the current portion	(17,256)	(15,320)

Purchase of trust preferred securities	(1)	(1,362)

Derivative contracts with a financing element, net	(96)	574

Deposits, net	6,056	2,943

Common stock repurchased	(1,495)	(2,969)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(804)	(691)

Proceeds from issuance of preferred stock, net of issuance costs	1,993	1,980

Proceeds from issuance of common stock, including exercise of share-based awards	218	56

Excess tax benefit related to share-based awards	366	550

Cash settlement of share-based awards	(1)	(1)
Net cash provided by financing activities	15,793	6,355
Net increase/(decrease) in cash and cash equivalents	3,245	(4,150)

Cash and cash equivalents, beginning of year	57,600	61,133
Cash and cash equivalents, end of period	$ 60,845	$ 56,983

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $2.51 billion and $3.26 billion during the six months ended June 2015 and June 2014, respectively.

Cash payments for income taxes, net of refunds, were $1.91 billion and $2.06 billion during the six months ended June 2015 and June 2014, respectively.

Non-cash activities:

The firm exchanged $262 million of Trust Preferred Securities and common beneficial interests held by the firm for $296 million of the firm’s junior subordinated debt held by the issuing trust during the six months ended June 2015. Following the exchange, this junior subordinated debt was extinguished.

The firm exchanged $175 million of senior guaranteed trust securities held by the firm for $175 million of the firm’s junior subordinated debt securities held by the issuing trust during the six months ended June 2014. Following the exchange, this junior subordinated debt was extinguished.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.

Description of Business

The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, together with its consolidated subsidiaries (collectively, the firm), is a leading global investment banking, securities and investment management firm that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world.

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

All references to June 2015, March 2015 and June 2014 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2015, March 31, 2015 and June 30, 2014, respectively. All references to December 2014 refer to the date December 31, 2014. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs June 2015 Form 10-Q	7

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

8	Goldman Sachs June 2015 Form 10-Q

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

Goldman Sachs June 2015 Form 10-Q	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commissions and Fees. The firm earns “Commissions and fees” from executing and clearing client transactions on stock, options and futures markets, as well as over-the-counter (OTC) transactions. Commissions and fees are recognized on the day the trade is executed.

Transfers of Assets

Transfers of assets are accounted for as sales when the firm has relinquished control over the assets transferred. For transfers of assets accounted for as sales, any related gains or losses are recognized in net revenues. Assets or liabilities that arise from the firm’s continuing involvement with transferred assets are recognized at fair value. For transfers of assets that are not accounted for as sales, the assets remain in “Financial instruments owned, at fair value” and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Note 10 for further information about transfers of assets accounted for as collateralized financings and Note 11 for further information about transfers of assets accounted for as sales.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of June 2015 and December 2014, “Cash and cash equivalents” included $6.78 billion and $5.79 billion, respectively, of cash and due from banks, and $54.07 billion and $51.81 billion, respectively, of interest-bearing deposits with banks.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of June 2015 and December 2014, the firm’s receivables from customers and counterparties included $2.39 billion and $400 million, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of June 2015 and December 2014, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2015 and December 2014. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2015 and December 2014.

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2015 and December 2014. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in “Interest expense.”

10	Goldman Sachs June 2015 Form 10-Q

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

Goldman Sachs June 2015 Form 10-Q	11

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

Revenue from Contracts with Customers (ASC 606). In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016. The firm is still evaluating the effect of the ASU on its financial condition, results of operations, and cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASC 860). In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU No. 2014-11 changes the accounting for repurchase- and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. ASU No. 2014-11 also requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities financing transactions. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales were effective for the first interim and annual reporting periods beginning after December 15, 2014. The additional disclosures for certain securities financing transactions were required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. Adoption of the accounting changes in ASU No. 2014-11 on January 1, 2015 did not materially affect the firm’s financial condition, results of operations, or cash flows.

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

12	Goldman Sachs June 2015 Form 10-Q

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

Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share (or Its Equivalent) (ASC 820). In May 2015, the FASB issued ASU No. 2015–07, “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015–07 requires that investments for which the fair value is measured at NAV using the practical expedient (investments in funds measured at NAV) under “Fair Value Measurements and Disclosures” (Topic 820) be excluded from the fair value hierarchy. ASU No. 2015–07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015–07 is required to be applied retrospectively to all periods presented beginning in the period of adoption. The firm early adopted ASU No. 2015–07 in June 2015 and adoption did not affect the firm’s financial condition, results of operations, or cash flows. In accordance with ASU No. 2015-07, previously reported amounts have been conformed to the current presentation. See Notes 4 through 6 for the disclosures required by ASU No. 2015-07.

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

Goldman Sachs June 2015 Form 10-Q	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the firm’s financial instruments owned, at fair value, and financial instruments sold, but not yet purchased, at fair value.

	As of June 2015
$ in millions	Financial Instruments Owned		Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 2,767		$ —

U.S. government and federal agency obligations	52,295		15,103

Non-U.S. government and agency obligations	34,006		21,794

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	4,483	[1]	1

Loans and securities backed by residential real estate	11,075	[2]	—

Bank loans and bridge loans	12,064		371

Corporate debt securities	17,383		4,555

State and municipal obligations	1,417		—

Other debt obligations	2,190	[3]	1

Equities and convertible debentures	98,073		30,049

Commodities	4,253		704

Investments in funds measured at NAV	8,956		—
Subtotal	248,962		72,578

Derivatives	54,501		51,726
Total	$303,463		$124,304

	As of December 2014
$ in millions	Financial Instruments Owned		Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 3,654		$ —

U.S. government and federal agency obligations	48,002		12,762

Non-U.S. government and agency obligations	37,059		20,500

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,463	[1]	1

Loans and securities backed by residential real estate	11,717	[2]	—

Bank loans and bridge loans	14,848		464

Corporate debt securities	21,419		5,800

State and municipal obligations	1,203		—

Other debt obligations	3,257	[3]	2

Equities and convertible debentures	87,900		28,314

Commodities	3,846		1,224

Investments in funds measured at NAV	9,610		—
Subtotal	248,978		69,067

Derivatives	63,270		63,016
Total	$ 312,248		$132,083

1.	Includes $2.39 billion and $4.29 billion of loans backed by commercial real estate as of June 2015 and December 2014, respectively.

2.	Includes $7.31 billion and $6.43 billion of loans backed by residential real estate as of June 2015 and December 2014, respectively.

3.	Includes $493 million and $618 million of loans backed by consumer loans and other assets as of June 2015 and December 2014, respectively.

Gains and Losses from Market Making and Other Principal Transactions

The table below presents “Market making” revenues by major product type, as well as “Other principal transactions” revenues. These gains/(losses) include both realized and unrealized gains and losses, and are primarily related to the firm’s financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, including both derivative and non-derivative financial instruments. These gains/(losses) exclude related interest income and interest expense. See Note 23 for further information about interest income and interest expense.

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

$ in millions Product Type	Three Months Ended June		Six Months Ended June
	2015	2014	2015	2014
Interest rates	$ 2,864	$ (176)	$ 278	$ (456)

Credit	(12)	1,022	920	2,202

Currencies	(1,861)	561	1,791	856

Equities	1,041	544	2,703	1,227

Commodities	277	234	542	995
Market making	2,309	2,185	6,234	4,824
Other principal transactions [1]	1,707	1,995	3,279	3,498
Total	$ 4,016	$4,180	$9,513	$8,322

1.

Other principal transactions are included in the firm’s Investing & Lending segment. See Note 25 for net revenues, including net interest income, by product type for Investing & Lending, as well as the amount of net interest income included in Investing & Lending.

14	Goldman Sachs June 2015 Form 10-Q

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

	As of
$ in millions	June 2015	March 2015	December 2014
Total level 1 financial assets	$143,808	$ 146,659	$ 139,484

Total level 2 financial assets	423,629	448,886	466,030

Total level 3 financial assets	32,412	34,342	35,780

Investments in funds measured at NAV	8,956	9,216	9,610

Counterparty and cash collateral netting	(90,510)	(106,649)	(104,616)
Total financial assets at fair value	$518,295	$ 532,454	$ 546,288
Total assets [1]	$859,879	$ 865,458	$ 856,240

Total level 3 financial assets as a percentage of total assets	3.8%	4.0%	4.2%

Total level 3 financial assets as a percentage of total financial assets at fair value	6.3%	6.4%	6.5%
Total level 1 financial liabilities	$ 63,772	$ 60,609	$ 59,697

Total level 2 financial liabilities	247,883	262,860	253,364

Total level 3 financial liabilities	18,353	16,309	15,904

Counterparty and cash collateral netting	(39,075)	(46,587)	(37,267)
Total financial liabilities at fair value	$290,933	$ 293,191	$ 291,698

Total level 3 financial liabilities as a percentage of total financial liabilities at fair value	6.3%	5.6%	5.5%

1.	Includes $834 billion, $842 billion and $834 billion as of June 2015, March 2015 and December 2014, respectively, that is carried at fair value or at amounts that generally approximate fair value.

The table below presents a summary of level 3 financial assets. See Notes 6 through 8 for further information about level 3 financial assets.

	Level 3 Financial Assets as of
$ in millions	June 2015	March 2015	December 2014
Cash instruments	$26,195	$27,235	$28,650

Derivatives	6,175	7,069	7,074

Other financial assets	42	38	56
Total	$32,412	$34,342	$35,780

Goldman Sachs June 2015 Form 10-Q	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 financial assets as of June 2015 decreased compared with March 2015, primarily reflecting a decrease in level 3 cash instruments and derivative assets. See Note 6 for further information about changes in level 3 cash instruments. The decrease in level 3 derivative assets was primarily attributable to unrealized losses on certain credit derivative assets, and transfers to level 2 of certain equity derivative assets.

Level 3 financial assets as of June 2015 decreased compared with December 2014, primarily reflecting a decrease in level 3 cash instruments. See Note 6 for further information about changes in level 3 cash instruments.

Note 6.

Cash Instruments

Cash instruments include U.S. government and federal agency obligations, non-U.S. government and agency obligations, bank loans and bridge loans, corporate debt securities, equities and convertible debentures, investments in funds measured at NAV, and other non-derivative financial instruments owned and financial instruments sold, but not yet purchased. See below for the types of cash instruments included in each level of the fair value hierarchy and the valuation techniques and significant inputs used to determine their fair values. See Note 5 for an overview of the firm’s fair value measurement policies.

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

16	Goldman Sachs June 2015 Form 10-Q

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

Goldman Sachs June 2015 Form 10-Q	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the ranges and weighted averages of significant unobservable inputs used to value the firm’s level 3 cash instruments. In the table below:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the financial instruments.

•

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

•

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

Level 3 Cash Instruments	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average)
		As of June 2015	As of December 2014

Loans and securities backed by commercial real estate

•  Collateralized by a single commercial real estate property or a portfolio of properties

•  May include tranches of varying levels of subordination

($2.13 billion and $3.28 billion of level 3 assets as of June 2015 and December 2014, respectively.)

Discounted cash flows:
	• Yield	3.3% to 20.0% (12.0%)	3.2% to 20.0% (10.5%)
	• Recovery rate	15.1% to 95.3% (54.4%)	24.9% to 100.0% (68.3%)
	• Duration (years)	0.3 to 4.4 (1.9)	0.3 to 4.7 (2.0)
	• Basis	(6) points to 11 points (3 points)	(8) points to 13 points (2 points)

Loans and securities backed by residential real estate

•  Collateralized by portfolios of residential real estate

•  May include tranches of varying levels of subordination

($2.72 billion and $2.55 billion of level 3 assets as of June 2015 and December 2014, respectively.)

Discounted cash flows:
	• Yield	2.8% to 12.0% (6.7%)	1.9% to 17.5% (7.6%)
	• Cumulative loss rate	6.0% to 42.6% (19.4%)	0.0% to 95.1% (24.4%)
	• Duration (years)	1.7 to 13.0 (5.1)	0.5 to 13.0 (4.3)
Bank loans and bridge loans ($5.38 billion and $6.97 billion of level 3 assets as of June 2015 and December 2014, respectively.)	Discounted cash flows:
	• Yield	1.5% to 22.0% (8.6%)	1.4% to 29.5% (8.7%)
	• Recovery rate	15.3% to 88.9% (51.2%)	26.6% to 92.5% (60.6%)
	• Duration (years)	0.4 to 6.5 (2.4)	0.3 to 7.8 (2.5)

Commercial paper, certificates of deposit, time deposits and other money market instruments

Non-U.S. government and agency obligations

Corporate debt securities

State and municipal obligations

Other debt obligations

($3.51 billion and $4.75 billion of level 3 assets as of June 2015 and December 2014, respectively.)

Discounted cash flows:
	• Yield	1.0% to 17.3% (9.4%)	0.9% to 24.4% (9.2%)
	• Recovery rate	0.0% to 71.7% (61.0%)	0.0% to 71.9% (59.2%)
	• Duration (years)	0.5 to 17.0 (4.4)	0.5 to 19.6 (3.7)

Equities and convertible debentures (including private equity investments and investments in real estate entities)

($12.46 billion and $11.11 billion of level 3 assets as of June 2015 and December 2014, respectively.)

Market comparables and discounted cash flows:
	• Multiples	0.7x to 23.2x (6.1x)	0.8x to 16.6x (6.5x)
	• Discount rate/yield	3.7% to 25.0% (14.3%)	3.7% to 30.0% (14.4%)
	• Long-term growth rate/ compound annual growth rate	3.0% to 10.7% (5.6%)	1.0% to 10.0% (6.0%)
	• Capitalization rate	5.3% to 11.9% (7.5%)	3.8% to 13.0% (7.6%)

18	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present cash instrument assets and liabilities at fair value by level within the fair value hierarchy. Cash instrument assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

	Cash Instrument Assets at Fair Value as of June 2015
$ in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 69	$ 2,687	$ 11		$ 2,767

U.S. government and federal agency obligations	26,183	26,112	—		52,295

Non-U.S. government and agency obligations	28,255	5,730	21		34,006

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	2,349	2,134		4,483

Loans and securities backed by residential real estate	—	8,358	2,717		11,075

Bank loans and bridge loans	—	6,687	5,377		12,064

Corporate debt securities	239	14,549	2,595		17,383

State and municipal obligations	—	1,274	143		1,417

Other debt obligations	—	1,450	740		2,190

Equities and convertible debentures	76,614	9,002	12,457	[2]	98,073

Commodities	—	4,253	—		4,253
Subtotal	$131,360	$82,451	$26,195		240,006

Investments in funds measured at NAV					8,956
Total [1]					$248,962

	Cash Instrument Liabilities at Fair Value as of June 2015
$ in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 15,093	$ 10	$ —		$ 15,103

Non-U.S. government and agency obligations	19,677	2,117	—		21,794

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	1	—		1

Bank loans and bridge loans	—	233	138		371

Corporate debt securities	3	4,551	1		4,555

Other debt obligations	—	—	1		1

Equities and convertible debentures	28,984	1,027	38		30,049

Commodities	—	704	—		704
Total	$ 63,757	$ 8,643	$ 178		$ 72,578

1.	Includes collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $180 million in level 2 and $1.14 billion in level 3.

2.	Includes $11.67 billion of private equity investments, $315 million of investments in real estate entities and $472 million of convertible debentures.

Goldman Sachs June 2015 Form 10-Q	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Cash Instrument Assets at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ —	$ 3,654	$ —		$ 3,654

U.S. government and federal agency obligations	18,540	29,462	—		48,002

Non-U.S. government and agency obligations	30,255	6,668	136		37,059

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	3,188	3,275		6,463

Loans and securities backed by residential real estate	—	9,172	2,545		11,717

Bank loans and bridge loans	—	7,875	6,973		14,848

Corporate debt securities	249	17,537	3,633		21,419

State and municipal obligations	—	1,093	110		1,203

Other debt obligations	—	2,387	870		3,257

Equities and convertible debentures	68,974	7,818	11,108	[2]	87,900

Commodities	—	3,846	—		3,846
Subtotal	$118,018	$92,700	$28,650		239,368

Investments in funds measured at NAV					9,610
Total [1]					$248,978

	Cash Instrument Liabilities at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 12,746	$ 16	$ —		$ 12,762

Non-U.S. government and agency obligations	19,256	1,244	—		20,500

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	1	—		1

Bank loans and bridge loans	—	286	178		464

Corporate debt securities	—	5,741	59		5,800

Other debt obligations	—	—	2		2

Equities and convertible debentures	27,587	722	5		28,314

Commodities	—	1,224	—		1,224
Total	$ 59,589	$ 9,234	$ 244		$ 69,067

1.	Includes CDOs and CLOs backed by real estate and corporate obligations of $234 million in level 2 and $1.34 billion in level 3.

2.	Includes $10.25 billion of private equity investments, $294 million of investments in real estate entities and $562 million of convertible debentures.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended June 2015, transfers into level 2 from level 1 of cash instruments were $480 million, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments. During the three months ended June 2015, transfers into level 1 from level 2 of cash instruments were $211 million, reflecting transfers of public equity securities due to increased market activity in these instruments. During the three months ended June 2014, transfers into level 2 from level 1 of cash instruments were $552 million, including $346 million of public equity securities and $206 million of U.S. government and federal agency obligations primarily due to decreased market activity in these instruments. During the three months ended June 2014, transfers into level 1 from level 2 of cash instruments were $7 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

During the six months ended June 2015, transfers into level 2 from level 1 of cash instruments were $500 million, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments. During the six months ended June 2015, transfers into level 1 from level 2 of cash instruments were $126 million, reflecting transfers of public equity securities due to increased market activity in these instruments. During the six months ended June 2014, transfers into level 2 from level 1 of cash instruments were $67 million, including $49 million of public equity securities and $18 million of U.S. government and federal agency obligations primarily due to decreased market activity in these instruments. During the six months ended June 2014, transfers into level 1 from level 2 of cash instruments were $81 million, reflecting transfers of public equity securities, due to increased market activity in these instruments.

See level 3 rollforward below for information about transfers between level 2 and level 3.

20	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the period. In the tables below:

•	If a cash instrument asset or liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3.

•	Purchases include both originations and secondary market purchases.
•

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

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended June 2015
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 10	$ —		$ —	$ 1	$ —	$ —	$ —	$ —	$ 11

Non-U.S. government and agency obligations	95	2		1	—	—	(9)	1	(69)	21

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	2,763	43		65	81	(277)	(436)	103	(208)	2,134

Loans and securities backed by residential real estate	2,773	37		87	179	(248)	(71)	73	(113)	2,717

Bank loans and bridge loans	6,311	122		—	383	(394)	(430)	180	(795)	5,377

Corporate debt securities	2,766	29		(35)	387	(112)	(196)	164	(408)	2,595

State and municipal obligations	142	1		1	20	(13)	—	19	(27)	143

Other debt obligations	886	4		(4)	105	(67)	(6)	35	(213)	740

Equities and convertible debentures	11,489	92		1,098	251	(230)	(379)	584	(448)	12,457
Total	$27,235	$330	[1]	$1,213 [1]	$1,407	$(1,341)	$(1,527)	$1,159	$(2,281)	$26,195

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended June 2015
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 162	$ 1		$ 8	$ (34)	$ 36	$ 2	$ 9	$ (6)	$ 178

1.

The aggregate amounts include gains/(losses) of approximately $(26) million, $1.36 billion and $206 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $1.21 billion (reflecting $1.21 billion of gains on cash instrument assets and $8 million of losses on cash instrument liabilities) for the three months ended June 2015 primarily reflected gains on private equity investments principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the three months ended June 2015 primarily reflected transfers of certain private equity investments, bank loans and bridge loans and corporate debt securities from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Goldman Sachs June 2015 Form 10-Q	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Transfers out of level 3 during the three months ended June 2015 primarily reflected transfers of certain bank loans and bridge loans, private equity securities and corporate debt securities to level 2 principally due to increased price transparency as a result of market evidence, including additional market transactions in these instruments and due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

	Level 3 Cash Instrument Assets at Fair Value for the Six Months Ended June 2015
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ —	$ —		$ —	$ —	$ (1)	$ —	$ 12	$ —	$ 11

Non-U.S. government and agency obligations	136	2		—	1	(18)	(26)	—	(74)	21

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	3,275	65		67	214	(333)	(1,212)	335	(277)	2,134

Loans and securities backed by residential real estate	2,545	95		67	496	(498)	(177)	327	(138)	2,717

Bank loans and bridge loans	6,973	218		(92)	579	(668)	(1,258)	589	(964)	5,377

Corporate debt securities	3,633	62		(46)	484	(454)	(380)	309	(1,013)	2,595

State and municipal obligations	110	3		2	14	(1)	(1)	40	(24)	143

Other debt obligations	870	18		3	189	(109)	(63)	16	(184)	740

Equities and convertible debentures	11,108	135		1,560	486	(375)	(800)	725	(382)	12,457
Total	$28,650	$598	[1]	$1,561 [1]	$2,463	$(2,457)	$(3,917)	$2,353	$(3,056)	$26,195

	Level 3 Cash Instrument Liabilities at Fair Value for the Six Months Ended June 2015
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 244	$ 2		$ (13)	$ (112)	$ 46	$ 2	$ 46	$ (37)	$ 178

1.	The aggregate amounts include gains of approximately $4 million, $1.80 billion and $358 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $1.57 billion (reflecting $1.56 billion on cash instrument assets and $13 million on cash instrument liabilities) for the six months ended June 2015 primarily reflected gains on private equity investments principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the six months ended June 2015 primarily reflected transfers of certain private equity investments, bank loans and bridge loans, loans and securities backed by residential real estate, loans and securities backed by commercial real estate and corporate debt securities from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the six months ended June 2015 primarily reflected transfers of certain corporate debt securities and bank loans and bridge loans to level 2 principally due to increased price transparency as a result of market evidence, including additional market transactions in these instruments and due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

22	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended June 2014
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 45	$ 1		$ 1		$ 9	$ (1)	$ (2)	$ —	$ —	$ 53

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	2,518	31		87		114	(155)	(305)	417	(199)	2,508

Loans and securities backed by residential real estate	2,065	34		90		149	(194)	(3)	27	(129)	2,039

Bank loans and bridge loans	6,798	86		102		714	(169)	(1,134)	662	(779)	6,280

Corporate debt securities	2,496	85		32		211	(665)	(177)	401	(191)	2,192

State and municipal obligations	242	1		2		28	(41)	—	1	(64)	169

Other debt obligations	640	5		32		53	(51)	(25)	41	(66)	629

Equities and convertible debentures	9,808	71		641		223	(416)	(181)	676	(271)	10,551
Total	$24,612	$314	[1]	$987	[1]	$1,501	$(1,692)	$(1,827)	$2,225	$(1,699)	$24,421

	Level 3 Cash Instrument Liabilities at Fair Value for the Three Months Ended June 2014
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 204	$ (6)		$ (9)		$ (49)	$ 51	$ 11	$ 15	$ (20)	$ 197

1.	The aggregate amounts include gains of approximately $232 million, $743 million and $326 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $996 million (reflecting $987 million on cash instrument assets and $9 million on cash instrument liabilities) for the three months ended June 2014 primarily consisted of gains on private equity investments principally driven by company-specific events and strong corporate performance.

Transfers into level 3 during the three months ended June 2014 primarily reflected transfers of certain bank loans and bridge loans, private equity investments, loans and securities backed by commercial real estate and corporate debt securities from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended June 2014 primarily reflected transfers of certain bank loans and bridge loans, private equity investments, loans and securities backed by commercial real estate and corporate debt securities to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Goldman Sachs June 2015 Form 10-Q	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets at Fair Value for the Six Months Ended June 2014
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Non-U.S. government and agency obligations	$ 40	$ 1		$ —		$ 22	$ (18)	$ (1)	$ 9	$ —	$ 53

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	2,515	66		157		366	(259)	(388)	404	(353)	2,508

Loans and securities backed by residential real estate	1,961	68		132		252	(177)	(178)	199	(218)	2,039

Bank loans and bridge loans	6,071	149		179		1,813	(397)	(1,406)	478	(607)	6,280

Corporate debt securities	2,744	155		61		629	(709)	(401)	88	(375)	2,192

State and municipal obligations	257	2		4		34	(82)	(2)	1	(45)	169

Other debt obligations	807	15		38		122	(160)	(76)	38	(155)	629

Equities and convertible debentures	8,671	93		758		1,229	(609)	(314)	1,436	(713)	10,551
Total	$23,066	$549	[1]	$1,329	[1]	$4,467	$(2,411)	$(2,766)	$2,653	$(2,466)	$24,421

	Level 3 Cash Instrument Liabilities at Fair Value for the Six Months Ended June 2014
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Total	$ 297	$ (6)		$ (70)		$ (110)	$ 71	$ 11	$ 5	$ (1)	$ 197

1.	The aggregate amounts include gains of approximately $400 million, $881 million and $597 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instruments of $1.40 billion (reflecting $1.33 billion on cash instrument assets and $70 million on cash instrument liabilities) for the six months ended June 2014 primarily consisted of gains on private equity investments and bank loans and bridge loans, principally driven by company-specific events and strong corporate performance, and gains on loans and securities backed by commercial and residential real estate primarily due to tighter credit spreads.

Transfers into level 3 during the six months ended June 2014 primarily reflected transfers of certain private equity investments, bank loans and bridge loans and loans and securities backed by commercial real estate from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the six months ended June 2014 primarily reflected transfers of certain private equity investments, bank loans and bridge loans, corporate debt securities and loans and securities backed by commercial real estate to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

24	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investments in Funds That Are Measured at Net Asset Value Per Share

Cash instruments at fair value include investments in funds that are measured at NAV of the investment fund. The firm uses NAV to measure the fair value of its fund investments when (i) the fund investment does not have a readily determinable fair value and (ii) the NAV of the investment fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the underlying investments at fair value. The firm early adopted ASU No. 2015-07 in June 2015 and as required, disclosures in the paragraphs and tables below are limited to only those investments in funds that are measured at NAV. In accordance with ASU No. 2015-07, previously reported amounts have been conformed to the current presentation.

The firm’s investments in funds measured at NAV primarily consist of investments in firm-sponsored private equity, credit, real estate and hedge funds where the firm co-invests with third-party investors.

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

Many of the funds described above are “covered funds” as defined by the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Board of Governors of the Federal Reserve System (Federal Reserve Board) extended the conformance period through July 2016 for investments in, and relationships with, covered funds that were in place prior to December 31, 2013, and indicated that it intends to further extend the conformance period through July 2017. The firm currently expects to be able to exit substantially all such interests in these funds in orderly transactions prior to July 2017, subject to market conditions. However, to the extent that the underlying investments of particular funds are not sold, the firm may be required to sell its interests in such funds. If that occurs, the firm may receive a value for its interests that is less than the then carrying value as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions.

The firm continues to manage its existing funds, taking into account the conformance period outlined above, and has redeemed $3.09 billion of its interests in hedge funds since March 2012. In order to be compliant with the Volcker Rule, the firm will be required to reduce most of its interests in the funds in the table below by the end of the conformance period.

The tables below present the fair value of the firm’s investments in, and unfunded commitments to, funds that are measured at NAV.

	As of June 2015
$ in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$6,095	$2,093

Credit funds	775	363

Hedge funds	744	—

Real estate funds	1,342	302
Total	$8,956	$2,758

	As of December 2014
$ in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$6,307	$2,175

Credit funds	1,008	383

Hedge funds	863	—

Real estate funds	1,432	310
Total	$9,610	$2,868

Goldman Sachs June 2015 Form 10-Q	25

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

Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively. Realized and unrealized gains and losses on derivatives not designated as hedges under ASC 815 are included in “Market making” and “Other principal transactions” in Note 4.

26	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the gross fair value and the notional amount of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the condensed consolidated statements of financial condition, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP.

In the table below:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

	As of June 2015			As of December 2014
$ in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Exchange-traded	$ 265	$ 261	$ 3,297,942	$ 228	$ 238	$ 3,151,865

OTC-cleared	243,453	220,466	26,297,086	351,801	330,298	30,408,636

Bilateral OTC	361,531	337,954	13,423,822	434,333	409,071	13,552,017
Total interest rates	605,249	558,681	43,018,850	786,362	739,607	47,112,518
OTC-cleared	6,109	5,979	441,067	5,812	5,663	378,099

Bilateral OTC	36,573	32,991	1,847,118	49,036	44,491	2,122,859
Total credit	42,682	38,970	2,288,185	54,848	50,154	2,500,958
Exchange-traded	76	242	19,955	69	69	17,214

OTC-cleared	107	58	12,665	100	96	13,304

Bilateral OTC	95,156	99,549	5,565,689	109,747	108,442	5,535,685
Total currencies	95,339	99,849	5,598,309	109,916	108,607	5,566,203
Exchange-traded	5,324	5,065	322,798	7,683	7,166	321,378

OTC-cleared	185	181	2,368	313	315	3,036

Bilateral OTC	13,149	15,124	287,989	20,994	21,065	345,065
Total commodities	18,658	20,370	613,155	28,990	28,546	669,479
Exchange-traded	9,243	9,055	585,950	9,592	9,636	541,711

Bilateral OTC	44,976	46,124	1,071,701	49,339	49,013	983,784
Total equities	54,219	55,179	1,657,651	58,931	58,649	1,525,495
Subtotal	816,147	773,049	53,176,150	1,039,047	985,563	57,374,653
Derivatives accounted for as hedges
OTC-cleared	1,566	131	39,730	2,713	228	31,109

Bilateral OTC	9,634	11	80,626	11,559	34	95,389
Total interest rates	11,200	142	120,356	14,272	262	126,498
OTC-cleared	2	14	1,154	12	3	1,205

Bilateral OTC	101	35	8,069	113	13	8,431
Total currencies	103	49	9,223	125	16	9,636
Subtotal	11,303	191	129,579	14,397	278	136,134
Total gross fair value/notional amount of derivatives	$ 827,450 [1]	$ 773,240 [1]	$53,305,729	$1,053,444 [1]	$ 985,841 [1]	$57,510,787
Amounts that have been offset in the condensed consolidated statements of financial condition
Exchange-traded	$ (12,228)	$ (12,228)		$ (15,039)	$ (15,039)

OTC-cleared	(224,199)	(224,199)		(335,792)	(335,792)

Bilateral OTC	(447,672)	(447,672)		(535,839)	(535,839)
Total counterparty netting	(684,099)	(684,099)		(886,670)	(886,670)
OTC-cleared	(26,955)	(2,553)		(24,801)	(738)

Bilateral OTC	(61,895)	(34,862)		(78,703)	(35,417)
Total cash collateral netting	(88,850)	(37,415)		(103,504)	(36,155)
Total counterparty and cash collateral netting	$(772,949)	$(721,514)		$ (990,174)	$(922,825)
Amounts included in financial instruments owned/ financial instruments sold, but not yet purchased
Exchange-traded	$ 2,680	$ 2,395		$ 2,533	$ 2,070

OTC-cleared	268	77		158	73

Bilateral OTC	51,553	49,254		60,579	60,873
Total amounts included in the condensed consolidated statements of financial condition	$ 54,501	$ 51,726		$ 63,270	$ 63,016
Amounts that have not been offset in the condensed consolidated statements of financial condition
Cash collateral received/posted	$ (577)	$ (1,898)		$ (980)	$ (2,940)

Securities collateral received/posted	(13,358)	(11,915)		(14,742)	(18,159)
Total	$ 40,566	$ 37,913		$ 47,548	$ 41,917

1.

Includes derivative assets and derivative liabilities of $18.98 billion and $20.53 billion, respectively, as of June 2015, and derivative assets and derivative liabilities of $25.93 billion and $26.19 billion, respectively, as of December 2014, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs June 2015 Form 10-Q	27

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

28	Goldman Sachs June 2015 Form 10-Q

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

Goldman Sachs June 2015 Form 10-Q	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the ranges, averages and medians of significant unobservable inputs used to value the firm’s level 3 derivatives. In the table below:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

•

Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average.

•

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

•

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

Level 3 Derivative Product Type	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median)
		As of June 2015	As of December 2014
Interest rates (consists of $78 million and $40 million of net level 3 liabilities as of June 2015 and December 2014, respectively)	Option pricing models: Correlation [1] Volatility	(25)% to 86% (53% / 55%) 31 basis points per annum (bpa) to 153 bpa (84 bpa / 57 bpa)	(16)% to 84% (37% / 40%) 36 basis points per annum (bpa) to 156 bpa (100 bpa / 115 bpa)
Credit (consists of $2.97 billion and $3.53 billion of net level 3 assets as of June 2015 and December 2014, respectively)	Option pricing models, correlation models and discounted cash flows models: Correlation [1] Credit spreads Upfront credit points Recovery rates	5% to 97% (68% / 69%) 1 basis points (bps) to 803 bps (120 bps / 97 bps) [2] 0 points to 99 points (41 points / 40 points) 10% to 72% (48% / 40%)	5% to 99% (71% / 72%) 1 basis points (bps) to 700 bps (116 bps / 79 bps) [2] 0 points to 99 points (40 points / 30 points) 14% to 87% (44% / 40%)
Currencies (consists of $149 million and $267 million of net level 3 liabilities as of June 2015 and December 2014, respectively)	Option pricing models: Correlation [1]	55% to 80% (69% / 73%)	55% to 80% (69% / 73%)
Commodities (consists of $54 million and $1.14 billion of net level 3 liabilities as of June 2015 and December 2014, respectively)

Option pricing models and discounted cash flows models:

Volatility

Spread per million British Thermal units (MMBTU) of natural gas

Spread per Metric Tonne (MT) of coal

Spread per barrel of oil and refined products

		15% to 56% (31% / 30%) $(1.76) to $6.99 ($(0.08) / $(0.05)) $(9.63) to $(4.50) ($(8.07) / $(8.21)) $(8.14) to $56.54 ($10.31 / $1.85) [2]	16% to 68% (33% / 32%) $(1.66) to $4.45 ($(0.13) / $(0.03)) $(10.50) to $3.00 ($(4.04) / $(6.74)) $(15.35) to $80.55 ($22.32 / $13.50) [2]
Equities (consists of $2.35 billion and $1.38 billion of net level 3 liabilities as of June 2015 and December 2014, respectively)	Option pricing models: Correlation [1] Volatility	28% to 99% (63% / 61%) 5% to 83% (25% / 23%)	30% to 99% (62% / 55%) 5% to 90% (23% / 21%)

1.

The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (45)% to 80% (Average: 32% / Median: 40%) as of June 2015, and (34)% to 80% (Average: 33% / Median: 35%) as of December 2014.

2.	The difference between the average and the median for these spread inputs indicates that the majority of the inputs fall in the lower end of the range.

30	Goldman Sachs June 2015 Form 10-Q

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

Goldman Sachs June 2015 Form 10-Q	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Derivatives by Level

The tables below present the fair value of derivatives on a gross basis by level and major product type as well as the impact of netting. In the tables below:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.
•

Counterparty netting is reflected in each level to the extent that receivable and payable balances are netted within the same level and is included in “Counterparty and cash collateral netting.” Where the counterparty netting is across levels, the netting is reflected in “Cross-Level Netting.”

	Derivative Assets at Fair Value as of June 2015
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 9	$ 616,049	$ 391	$ —	$ —	$ 616,449

Credit	—	35,656	7,026	—	—	42,682

Currencies	—	95,283	159	—	—	95,442

Commodities	—	17,969	689	—	—	18,658

Equities	10	53,731	478	—	—	54,219
Gross fair value of derivative assets	19	818,688	8,743	—	—	827,450

Counterparty and cash collateral netting	—	(679,871)	(2,568)	(1,660)	(88,850)	(772,949)
Fair value included in financial instruments owned	$ 19	$ 138,817	$ 6,175	$(1,660)	$ (88,850)	$ 54,501

	Derivative Liabilities at Fair Value as of June 2015
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 9	$ 558,345	$ 469	$ —	$ —	$ 558,823

Credit	—	34,912	4,058	—	—	38,970

Currencies	—	99,590	308	—	—	99,898

Commodities	—	19,627	743	—	—	20,370

Equities	6	52,346	2,827	—	—	55,179
Gross fair value of derivative liabilities	15	764,820	8,405	—	—	773,240

Counterparty and cash collateral netting	—	(679,871)	(2,568)	(1,660)	(37,415)	(721,514)
Fair value included in financial instruments sold, but not yet purchased	$ 15	$ 84,949	$ 5,837	$(1,660)	$ (37,415)	$ 51,726

	Derivative Assets at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$123	$ 800,028	$ 483	$ —	$ —	$ 800,634

Credit	—	47,190	7,658	—	—	54,848

Currencies	—	109,891	150	—	—	110,041

Commodities	—	28,124	866	—	—	28,990

Equities	175	58,122	634	—	—	58,931
Gross fair value of derivative assets	298	1,043,355	9,791	—	—	1,053,444

Counterparty and cash collateral netting	—	(882,841)	(2,717)	(1,112)	(103,504)	(990,174)
Fair value included in financial instruments owned	$298	$ 160,514	$ 7,074	$(1,112)	$(103,504)	$ 63,270

	Derivative Liabilities at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Cross-Level Netting	Cash Collateral Netting	Total
Interest rates	$ 14	$ 739,332	$ 523	$ —	$ —	$ 739,869

Credit	—	46,026	4,128	—	—	50,154

Currencies	—	108,206	417	—	—	108,623

Commodities	—	26,538	2,008	—	—	28,546

Equities	94	56,546	2,009	—	—	58,649
Gross fair value of derivative liabilities	108	976,648	9,085	—	—	985,841

Counterparty and cash collateral netting	—	(882,841)	(2,717)	(1,112)	(36,155)	(922,825)
Fair value included in financial instruments sold, but not yet purchased	$108	$ 93,807	$ 6,368	$(1,112)	$ (36,155)	$ 63,016

32	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The tables below present changes in fair value for all derivatives categorized as level 3 as of the end of the period. In the tables below:

•

If a derivative was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. Transfers between levels are reported at the beginning of the reporting period in which they occur.

•	Negative amounts for transfers into level 3 and positive amounts for transfers out of level 3 represent net transfers of derivative liabilities.
•	A derivative with level 1 and/or level 2 inputs is classified in level 3 in its entirety if it has at least one significant level 3 input.

•	If there is one significant level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., level 1 and level 2 inputs) is classified as level 3.

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

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended June 2015
$ in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (36)	$(10)	$ 17		$ 4	$ (4)	$ (14)	$ (45)	$ 10	$ (78)

Credit — net	3,589	16	(332)		39	(75)	(205)	(49)	(15)	2,968

Currencies — net	(182)	(12)	10		14	(12)	32	13	(12)	(149)

Commodities — net	(1,386)	21	136		4	(36)	18	(97)	1,286	(54)

Equities — net	(774)	20	(28)		44	(1,507)	184	(4)	(284)	(2,349)
Total derivatives — net	$ 1,211	$ 35 [1]	$(197	) [1]	$105	$(1,634)	$ 15	$(182)	$ 985	$ 338

1.	The aggregate amounts include gains/(losses) of approximately $(168) million and $6 million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized loss on level 3 derivatives of $197 million for the three months ended June 2015 was primarily attributable to losses on certain credit derivatives, principally reflecting the impact of an increase in interest rates and changes in foreign exchange rates, partially offset by gains on certain commodity derivatives, primarily reflecting the impact of an increase in commodity prices.

Transfers into level 3 derivatives during the three months ended June 2015 reflected transfers of certain commodity derivative liabilities into level 3, principally due to unobservable volatility inputs becoming significant to the valuation of these derivatives.

Transfers out of level 3 derivatives during the three months ended June 2015 primarily reflected transfers of certain commodity derivative liabilities to level 2, principally due to increased transparency of oil and refined products spread inputs used to value these derivatives and transfers of certain equity derivative assets to level 2, principally due to unobservable inputs no longer being significant to the valuation of these derivatives.

Goldman Sachs June 2015 Form 10-Q	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Derivative Assets and Liabilities at Fair Value for the Six Months Ended June 2015
$ in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (40)	$ 17		$ (4)		$ 4	$ (33)	$ 9	$ 15	$ (46)	$ (78)

Credit — net	3,530	134		3		97	(205)	(737)	261	(115)	2,968

Currencies — net	(267)	(51)		50		24	(17)	90	16	6	(149)

Commodities — net	(1,142)	29		55		27	(13)	(87)	(40)	1,117	(54)

Equities — net	(1,375)	49		(200)		80	(1,825)	872	(18)	68	(2,349)
Total derivatives — net	$ 706	$178	[1]	$ (96	) [1]	$232	$(2,093)	$ 147	$234	$1,030	$ 338

1.	The aggregate amounts include gains/(losses) of approximately $108 million and $(26) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized loss on level 3 derivatives of $96 million for the six months ended June 2015 reflected losses on certain equity derivatives, primarily due to an increase in equity prices.

Transfers into level 3 derivatives during the six months ended June 2015 reflected transfers of certain credit derivative assets from level 2, principally due to unobservable credit spread inputs becoming significant to the valuation of certain credit derivatives and to the net risk of certain portfolios.

Transfers out of level 3 derivatives during the six months ended June 2015 reflected transfers of certain commodity derivative liabilities to level 2, principally due to increased transparency of oil and refined products spread inputs used to value these derivatives.

	Level 3 Derivative Assets and Liabilities at Fair Value for the Three Months Ended June 2014
$ in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Interest rates — net	$ (31)	$ (10)		$ (51)	$ 2	$ (6)	$ 4	$ (5)	$ (32)	$ (129)

Credit — net	3,958	26		233	122	(110)	(429)	195	(95)	3,900

Currencies — net	(143)	(17)		(36)	2	—	120	—	(7)	(81)

Commodities — net	43	5		(42)	—	(9)	(22)	(3)	21	(7)

Equities — net	(1,883)	(25)		1,004	144	(1,110)	2	(23)	392	(1,499)
Total derivatives — net	$ 1,944	$ (21	) [1]	$1,108 [1]	$270	$(1,235)	$(325)	$164	$ 279	$ 2,184

1.	The aggregate amounts include gains/(losses) of approximately $1.11 billion and $(26) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized gain on level 3 derivatives of $1.11 billion for the three months ended June 2014 principally resulted from changes in observable inputs and was primarily attributable to the impact of an increase in equity prices on certain equity derivatives.

Transfers into level 3 derivatives during the three months ended June 2014 reflected transfers of certain credit derivative assets from level 2, principally due to unobservable credit spread inputs becoming significant to the valuation of these derivatives and reduced transparency of upfront credit point inputs used to value certain other credit derivatives.

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

34	Goldman Sachs June 2015 Form 10-Q

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

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $78 million and $56 million for the three months ended June 2015 and June 2014, respectively, and $(21) million and $149 million for the six months ended June 2015 and June 2014, respectively.

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

	As of
$ in millions	June 2015	December 2014
Fair value of assets	$ 394	$ 390

Fair value of liabilities	850	690
Net liability	$ 456	$ 300
Notional amount	$7,224	$7,735

Goldman Sachs June 2015 Form 10-Q	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and major product type. In the tables below:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.
•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

•

Counterparty netting across product types within the same tenor category is included in “Counterparty and cash collateral netting.” Where the counterparty netting is across tenor categories, the netting is reflected in “Cross-Tenor Netting.”

	OTC Derivative Assets as of June 2015
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 5,356	$24,710	$ 82,916	$ —	$ —	$ 112,982

Credit	1,264	5,051	5,139	—	—	11,454

Currencies	13,188	8,910	6,321	—	—	28,419

Commodities	4,871	3,188	170	—	—	8,229

Equities	5,566	7,338	3,642	—	—	16,546

Counterparty and cash collateral netting	(3,557)	(6,755)	(4,961)	(21,686)	(88,850)	(125,809)
Total	$26,688	$42,442	$ 93,227	$(21,686)	$ (88,850)	$ 51,821

	OTC Derivative Liabilities as of June 2015
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 6,170	$15,847	$ 33,346	$ —	$ —	$ 55,363

Credit	1,655	4,605	1,481	—	—	7,741

Currencies	14,128	9,369	9,211	—	—	32,708

Commodities	4,784	2,227	3,188	—	—	10,199

Equities	8,780	5,497	3,417	—	—	17,694

Counterparty and cash collateral netting	(3,557)	(6,755)	(4,961)	(21,686)	(37,415)	(74,374)
Total	$31,960	$30,790	$ 45,682	$(21,686)	$ (37,415)	$ 49,331

	OTC Derivative Assets as of December 2014
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 7,064	$25,049	$ 90,553	$ —	$ —	$ 122,666

Credit	1,696	6,093	5,707	—	—	13,496

Currencies	17,835	9,897	6,386	—	—	34,118

Commodities	8,298	4,068	161	—	—	12,527

Equities	4,771	9,285	3,750	—	—	17,806

Counterparty and cash collateral netting	(4,479)	(7,016)	(4,058)	(20,819)	(103,504)	(139,876)
Total	$35,185	$47,376	$102,499	$(20,819)	$(103,504)	$ 60,737

	OTC Derivative Liabilities as of December 2014
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Cross-Tenor Netting	Cash Collateral Netting	Total
Interest rates	$ 7,001	$17,649	$ 37,242	$ —	$ —	$ 61,892

Credit	2,154	4,942	1,706	—	—	8,802

Currencies	18,549	7,667	6,482	—	—	32,698

Commodities	5,686	4,105	2,810	—	—	12,601

Equities	7,064	6,845	3,571	—	—	17,480

Counterparty and cash collateral netting	(4,479)	(7,016)	(4,058)	(20,819)	(36,155)	(72,527)
Total	$35,975	$34,192	$ 47,753	$(20,819)	$ (36,155)	$ 60,946

36	Goldman Sachs June 2015 Form 10-Q

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

	As of
$ in millions	June 2015	December 2014
Net derivative liabilities under bilateral agreements	$30,199	$35,764

Collateral posted	24,168	30,824

Additional collateral or termination payments for a one-notch downgrade	988	1,072

Additional collateral or termination payments for a two-notch downgrade	2,776	2,815

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

Goldman Sachs June 2015 Form 10-Q	37

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

As of June 2015, written and purchased credit derivatives had total gross notional amounts of $1.12 trillion and $1.17 trillion, respectively, for total net notional purchased protection of $49.33 billion. As of December 2014, written and purchased credit derivatives had total gross notional amounts of $1.22 trillion and $1.28 trillion, respectively, for total net notional purchased protection of $59.35 billion. Substantially all of the firm’s written and purchased credit derivatives are in the form of credit default swaps.

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

	Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor				Maximum Payout/Notional Amount of Purchased Credit Derivatives				Fair Value of Written Credit Derivatives
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total	Offsetting Purchased Credit Derivatives	[1]	Other Purchased Credit Derivatives	[2]	Asset	Liability	Net Asset/ (Liability)
As of June 2015
Credit spread on underlier (basis points)
0 - 250	$232,797	$716,153	$69,499	$1,018,449	$ 920,862		$144,214		$22,975	$ 3,318	$ 19,657

251 - 500	4,225	42,433	6,158	52,816	48,224		7,442		1,424	1,909	(485)

501 - 1,000	3,025	13,071	1,513	17,609	15,374		3,438		281	940	(659)

Greater than 1,000	6,691	22,282	1,669	30,642	26,147		3,140		148	9,105	(8,957)
Total	$246,738	$793,939	$78,839	$1,119,516	$1,010,607		$158,234		$24,828	$15,272	$ 9,556

As of December 2014
Credit spread on underlier (basis points)
0 - 250	$261,591	$775,784	$68,830	$1,106,205	$1,012,874		$152,465		$28,004	$ 3,629	$ 24,375

251 - 500	7,726	37,255	5,042	50,023	41,657		8,426		1,542	2,266	(724)

501 - 1,000	8,449	18,046	1,309	27,804	26,240		1,949		112	1,909	(1,797)

Greater than 1,000	8,728	26,834	1,279	36,841	33,112		3,499		82	13,943	(13,861)
Total	$286,494	$857,919	$76,460	$1,220,873	$1,113,883		$166,339		$29,740	$21,747	$ 7,993

1.	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

2.	This purchased protection represents the notional amount of all other purchased credit derivatives not included in “Offsetting Purchased Credit Derivatives.”

38	Goldman Sachs June 2015 Form 10-Q

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

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Interest rate hedges	$(2,465)	$ 361	$(1,523)	$ 856

Hedged borrowings and bank deposits	2,140	(583)	1,090	(1,204)
Hedge ineffectiveness	$ (325)	$(222)	$ (433)	$ (348)

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Foreign currency forward contract hedges	$(197)	$(159)	$247	$(271)

Foreign currency-denominated debt hedges	29	(39)	31	(78)

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for the three and six months ended June 2015 or June 2014.

As of June 2015 and December 2014, the firm had designated $2.16 billion and $1.36 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

Goldman Sachs June 2015 Form 10-Q	39

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

40	Goldman Sachs June 2015 Form 10-Q

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both June 2015 and December 2014, there were no level 3 resale agreements, securities borrowed or securities loaned. As of both June 2015 and December 2014, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

Goldman Sachs June 2015 Form 10-Q	41

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

As of June 2015:

•	Funding spreads: 32 bps to 325 bps (weighted average: 196 bps)

•	Yield: 0.6% to 10.0% (weighted average: 2.6%)

•	Duration: 1.5 to 9.3 years (weighted average: 3.0 years)

As of December 2014:

•	Funding spreads: 210 bps to 325 bps (weighted average: 278 bps)

•	Yield: 1.1% to 10.0% (weighted average: 3.1%)

•	Duration: 0.7 to 3.8 years (weighted average: 2.6 years)

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

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both June 2015 and December 2014, the firm’s level 3 receivables from customers and counterparties were not material.

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

42	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

	Other Financial Assets at Fair Value as of June 2015
$ in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$12,429	$ 4,966	$ —	$ 17,395

Securities purchased under agreements to resell	—	122,354	—	122,354

Securities borrowed	—	69,369	—	69,369

Receivables from customers and counterparties	—	5,672	42	5,714
Total	$12,429	$202,361	$ 42	$214,832

	Other Financial Liabilities at Fair Value as of June 2015
$ in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 13,629	$ 1,680	$ 15,309

Securities sold under agreements to repurchase	—	87,560	82	87,642

Securities loaned	—	1,091	—	1,091

Other secured financings	—	21,058	1,479	22,537

Unsecured short-term borrowings	—	14,375	4,490	18,865

Unsecured long-term borrowings	—	16,538	3,462	20,000

Other liabilities and accrued expenses	—	40	1,145	1,185
Total	$ —	$154,291	$12,338	$166,629

	Other Financial Assets at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes [1]	$21,168	$ 13,123	$ —	$ 34,291

Securities purchased under agreements to resell	—	126,036	—	126,036

Securities borrowed	—	66,769	—	66,769

Receivables from customers and counterparties	—	6,888	56	6,944
Total	$21,168	$212,816	$ 56	$234,040

	Other Financial Liabilities at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 12,458	$ 1,065	$ 13,523

Securities sold under agreements to repurchase	—	88,091	124	88,215

Securities loaned	—	765	—	765

Other secured financings	—	20,359	1,091	21,450

Unsecured short-term borrowings	—	15,114	3,712	18,826

Unsecured long-term borrowings	—	13,420	2,585	16,005

Other liabilities and accrued expenses	—	116	715	831
Total	$ —	$150,323	$ 9,292	$159,615

1.

Includes securities segregated for regulatory and other purposes accounted for at fair value under the fair value option, which consists of securities borrowed and resale agreements. In addition, level 1 consists of U.S. Treasury securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three and six months ended June 2015 and June 2014. The tables below present information about transfers between level 2 and level 3.

Goldman Sachs June 2015 Form 10-Q	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The tables below present changes in fair value for other financial assets and financial liabilities accounted for at fair value categorized as level 3 as of the end of the period. In the tables below:

•	If a financial asset or financial liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3.
•

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

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended June 2015
$ in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Receivables from customers and counterparties	$ 38	$—	$ —	$ 4	$—	$ —	$ —	$ —	$ —	$ 42
Total	$ 38	$—	$ —	$ 4	$—	$ —	$ —	$ —	$ —	$ 42

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended June 2015
$ in millions	Balance, beginning of period	Net realized (gains)/ losses	Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 1,350	$ 2	$ (74)	$—	$—	$ 404	$ (2)	$ —	$ —	$ 1,680

Securities sold under agreements to repurchase	83	—	1	—	—	—	(2)	—	—	82

Other secured financings	1,066	8	25	—	—	250	(55)	235	(50)	1,479

Unsecured short-term borrowings	4,009	(5)	78	—	—	1,503	(1,170)	189	(114)	4,490

Unsecured long-term borrowings	2,903	1	(95)	—	—	934	(157)	44	(168)	3,462

Other liabilities and accrued expenses	878	(1)	276	—	—	1	(9)	—	—	1,145
Total	$10,289	$ 5 [1]	$211 [1]	$—	$—	$3,092	$(1,395)	$468	$(332)	$12,338

1.

The aggregate amounts include (gains)/losses of approximately $(216) million, $424 million and $8 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial liabilities of $211 million for the three months ended June 2015 primarily reflected losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments.

Transfers into level 3 of other financial liabilities during the three months ended June 2015 primarily reflected transfers of certain hybrid financial instruments included in other secured financings and unsecured short-term borrowings from level 2, principally due to reduced transparency of certain yield, correlation and volatility inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the three months ended June 2015 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments.

44	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Other Financial Assets at Fair Value for the Six Months Ended June 2015
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Receivables from customers and counterparties	$ 56	$ 1		$ (4)		$ 4	$—	$ —	$ (22)	$ 7	$ —	$ 42
Total	$ 56	$ 1	[1]	$ (4	) [1]	$ 4	$—	$ —	$ (22)	$ 7	$ —	$ 42

1.	The aggregate amounts include gains/(losses) of approximately $1 million and $(4) million included in “Market making” and “Other principal transactions,” respectively.

	Level 3 Other Financial Liabilities at Fair Value for the Six Months Ended June 2015
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$1,065	$ 3		$ (53)	$—	$—	$ 703	$ (38)	$ —	$ —	$ 1,680

Securities sold under agreements to repurchase	124	—		1	—	—	—	(43)	—	—	82

Other secured financings	1,091	15		(20)	—	—	253	(227)	420	(53)	1,479

Unsecured short-term borrowings	3,712	5		167	—	—	1,936	(1,533)	564	(361)	4,490

Unsecured long-term borrowings	2,585	2		(137)	—	—	1,771	(633)	251	(377)	3,462

Other liabilities and accrued expenses	715	—		439	—	—	1	(10)	—	—	1,145
Total	$9,292	$25	[1]	$ 397 [1]	$—	$—	$4,664	$(2,484)	$1,235	$(791)	$12,338

1.

The aggregate amounts include (gains)/losses of approximately $(215) million, $621 million and $16 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized loss on level 3 other financial assets and liabilities of $401 million (reflecting $4 million of losses on other financial assets and $397 million of losses on other financial liabilities) for the six months ended June 2015 primarily reflected losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments, and certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in equity prices, partially offset by gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to the impact of wider credit spreads and changes in interest and foreign exchange rates.

Transfers into level 3 of other financial liabilities during the six months ended June 2015 reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings and other secured financings from level 2, principally due to reduced transparency of certain correlation, volatility and yield inputs used to value these instruments and transfers from level 3 unsecured long-term borrowings to level 3 unsecured short-term borrowings, as these borrowings neared maturity.

Transfers out of level 3 of other financial liabilities during the six months ended June 2015 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments and transfers to level 3 unsecured short-term borrowings from level 3 unsecured long-term borrowings, as these borrowings neared maturity.

Goldman Sachs June 2015 Form 10-Q	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets at Fair Value for the Three Months Ended June 2014
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 63	$ —		$ —	$—	$—	$ —	$ (13)	$ —	$ —	$ 50

Receivables from customers and counterparties	34	1		—	22	—	—	(2)	—	—	55
Total	$ 97	$ 1	[1]	$ —	$22	$—	$ —	$ (15)	$ —	$ —	$ 105

1.	Included in “Market making.”

	Level 3 Other Financial Liabilities at Fair Value for the Three Months Ended June 2014
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 435	$ —		$ 10		$—	$—	$ 82	$ (2)	$ —	$ —	$ 525

Securities sold under agreements to repurchase	785	—		2		—	—	—	(232)	—	—	555

Other secured financings	1,132	5		(6)		—	—	15	(99)	—	(12)	1,035

Unsecured short-term borrowings	3,392	4		121		(3)	—	321	(468)	332	(642)	3,057

Unsecured long-term borrowings	1,789	11		12		(2)	—	322	(104)	238	(103)	2,163

Other liabilities and accrued expenses	333	4		94		—	—	—	1	—	—	432
Total	$7,866	$24	[1]	$233	[1]	$ (5)	$—	$740	$(904)	$570	$(757)	$7,767

1.	The aggregate amounts include losses of approximately $113 million, $138 million and $6 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

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

46	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Other Financial Assets at Fair Value for the Six Months Ended June 2014
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Securities purchased under agreements to resell	$ 63	$ —		$ —		$ —	$—	$ —	$ (13)	$ —	$ —	$ 50

Receivables from customers and counterparties	235	1		3		22	—	—	(26)	—	(180)	55
Total	$ 298	$ 1	[1]	$ 3	[1]	$ 22	$—	$ —	$ (39)	$ —	$ (180)	$ 105

1.	The aggregate amounts include gains of approximately $4 million reported in “Market making.”

	Level 3 Other Financial Liabilities at Fair Value for the Six Months Ended June 2014
$ in millions	Balance, beginning of period	Net realized (gains)/ losses		Net unrealized (gains)/losses relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Deposits	$ 385	$—		$ 16		$ —	$—	$ 128	$ (4)	$ —	$ —	$ 525

Securities sold under agreements to repurchase	1,010	—		2		—	—	—	(457)	—	—	555

Other secured financings	1,019	9		(6)		—	—	407	(231)	29	(192)	1,035

Unsecured short-term borrowings	3,387	8		79		(3)	—	1,033	(1,239)	500	(708)	3,057

Unsecured long-term borrowings	1,837	20		42		(2)	—	448	(203)	905	(884)	2,163

Other liabilities and accrued expenses	26	5		100		—	—	—	—	301	—	432
Total	$7,664	$42	[1]	$233	[1]	$ (5)	$—	$2,016	$(2,134)	$1,735	$(1,784)	$7,767

1.	The aggregate amounts include losses of approximately $120 million, $144 million and $11 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

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

Goldman Sachs June 2015 Form 10-Q	47

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

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Unsecured short-term borrowings [1]	$(193)	$ (723)	$(898)	$ (800)

Unsecured long-term borrowings [2]	539	(500)	473	(776)

Other liabilities and accrued expenses [3]	(275)	(98)	(439)	(79)

Other [4]	162	(115)	(62)	(114)
Total	$ 233	$(1,436)	$(926)	$(1,769)

1.

Includes losses on the embedded derivative component of hybrid financial instruments of $216 million and $698 million for the three months ended June 2015 and June 2014, respectively, and $911 million and $766 million for the six months ended June 2015 and June 2014, respectively.

2.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $566 million and $(490) million for the three months ended June 2015 and June 2014, respectively, and $533 million and $(775) million for the six months ended June 2015 and June 2014, respectively.

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

	As of
$ in millions	June 2015	December 2014
Performing loans and long-term receivables
Aggregate contractual principal in excess of the related fair value	$ 888	$ 1,699

Loans on nonaccrual status and/or more than 90 days past due [1]
Aggregate contractual principal in excess of the related fair value (excluding loans carried at zero fair value and considered uncollectible)	12,191	13,106

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	3,131	3,333

1.

The aggregate contractual principal amount of these loans exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of June 2015 and December 2014, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $214 million and $402 million, respectively, and the related total contractual amount of these lending commitments was $18.90 billion and $26.19 billion, respectively. See Note 18 for further information about lending commitments.

48	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $96 million and $203 million as of June 2015 and December 2014, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $405 million and $163 million as of June 2015 and December 2014, respectively. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $295 million and $597 million for the three months ended June 2015 and June 2014, respectively, and $670 million and $1.21 billion for the six months ended June 2015 and June 2014, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Net gains/(losses) including hedges	$185	$(19)	$141	$(4)

Net gains/(losses) excluding hedges	186	(20)	141	(6)

Note 9.

Loans Receivable

Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on such loans is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of
$ in millions	June 2015	December 2014
Corporate loans	$18,843	$15,044

Loans to private wealth management clients	13,084	11,289

Loans backed by commercial real estate	2,890	1,705

Other loans	3,854	1,128
Subtotal	38,671	29,166

Allowance for loan losses	(274)	(228)
Total loans receivable	$38,397	$28,938

As of June 2015 and December 2014, the fair value of loans receivable was $38.26 billion and $28.90 billion, respectively. As of June 2015, had these loans been carried at fair value and included in the fair value hierarchy, $18.17 billion and $20.09 billion would have been classified in level 2 and level 3, respectively. As of December 2014, had these loans been carried at fair value and included in the fair value hierarchy, $13.75 billion and $15.15 billion would have been classified in level 2 and level 3, respectively.

The firm also extends lending commitments that are held for investment and accounted for on an accrual basis. As of June 2015 and December 2014, such lending commitments were $87.56 billion and $66.22 billion, respectively, substantially all of which were extended to corporate borrowers. The carrying value and the estimated fair value of such lending commitments were liabilities of $245 million and $2.20 billion, respectively, as of June 2015, and $199 million and $1.86 billion, respectively, as of December 2014. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of both June 2015 and December 2014.

Goldman Sachs June 2015 Form 10-Q	49

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

As of June 2015 and December 2014, loans receivable were primarily extended to non-investment-grade borrowers and lending commitments held for investment and accounted for on an accrual basis were primarily extended to investment-grade borrowers. Substantially all of these loans and lending commitments align with the U.S. federal bank regulatory agencies’ definition of Pass. Loans and lending commitments meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

Impaired Loans and Loans on Non-Accrual Status

A loan is determined to be impaired when it is probable that the firm will not be able to collect all principal and interest due under the contractual terms of the loan. At that time, loans are placed on non-accrual status and all accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise all cash received is used to reduce the outstanding loan balance. As of June 2015 and December 2014, impaired loans receivable in non-accrual status were not material.

Allowance for Losses on Loans and Lending Commitments

The firm’s allowance for loan losses is comprised of two components: specific loan level reserves and a collective, portfolio level reserve. Specific loan level reserves are determined on loans that exhibit credit quality weakness and are therefore individually evaluated for impairment. Portfolio level reserves are determined on the remaining loans, not deemed impaired, by aggregating groups of loans with similar risk characteristics and estimating the probable loss inherent in the portfolio. As of June 2015 and December 2014, substantially all of the firm’s loans receivable were evaluated for impairment at the portfolio level.

50	Goldman Sachs June 2015 Form 10-Q

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

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding and is included in “Other liabilities and accrued expenses” in the condensed consolidated statements of financial condition. As of June 2015 and December 2014, substantially all of such lending commitments were evaluated for impairment at the portfolio level.

The tables below present changes in the allowance for loan losses and the allowance for losses on lending commitments.

$ in millions Allowance for loan losses	Six Months Ended June 2015	Year Ended December 2014
Balance, beginning of period	$228	$139

Charge-offs	(1)	(3)

Provision for loan losses	47	92
Balance, end of period	$274	$228

$ in millions Allowance for losses on lending commitments	Six Months Ended June 2015	Year Ended December 2014
Balance, beginning of period	$ 86	$ 57

Provision for losses on lending commitments	47	29
Balance, end of period	$133	$ 86

The provision for losses on loans and lending commitments is included in “Other principal transactions” in the condensed consolidated statements of earnings. As of June 2015 and December 2014, substantially all of the allowance for loan losses and allowance for losses on lending commitments were related to corporate loans and corporate lending commitments. Substantially all of these allowances were determined at the portfolio level.

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	June 2015	December 2014
Securities purchased under agreements to resell [1]	$123,619	$127,938

Securities borrowed [2]	177,978	160,722

Securities sold under agreements to repurchase [1]	87,642	88,215

Securities loaned [2]	7,262	5,570

1.

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of June 2015 and December 2014, $69.37 billion and $66.77 billion of securities borrowed, and $1.09 billion and $765 million of securities loaned were at fair value, respectively.

Goldman Sachs June 2015 Form 10-Q	51

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

The firm receives financial instruments purchased under resale agreements and makes delivery of financial instruments sold under repurchase agreements. To mitigate credit exposure, the firm monitors the market value of these financial instruments on a daily basis, and delivers or obtains additional collateral due to changes in the market value of the financial instruments, as appropriate. For resale agreements, the firm typically requires collateral with a fair value approximately equal to the carrying value of the relevant assets in the condensed consolidated statements of financial condition.

Even though repurchase and resale agreements (including “repos- and reverses-to-maturity”) involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. A repo-to-maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Prior to January 2015, repos-to-maturity were accounted for as sales. The firm had no repos-to-maturity as of June 2015 and December 2014. See Note 3 for information about changes to the accounting for repos-to-maturity which became effective in January 2015.

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

The firm receives securities borrowed and makes delivery of securities loaned. To mitigate credit exposure, the firm monitors the market value of these securities on a daily basis, and delivers or obtains additional collateral due to changes in the market value of the securities, as appropriate. For securities borrowed transactions, the firm typically requires collateral with a fair value approximately equal to the carrying value of the securities borrowed transaction.

Securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution are recorded at fair value under the fair value option. See Note 8 for further information about securities borrowed and loaned accounted for at fair value.

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of June 2015 and December 2014.

52	Goldman Sachs June 2015 Form 10-Q

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

	As of June 2015
	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 160,793	$ 182,946	$121,568	$10,512

Counterparty netting	(33,926)	(3,250)	(33,926)	(3,250)
Total	126,867 [1]	179,696 [1]	87,642	7,262
Amounts not offset in the condensed consolidated statements of financial condition
Counterparty netting	(3,305)	(1,222)	(3,305)	(1,222)

Collateral	(119,066)	(168,915)	(79,337)	(5,606)
Total	$ 4,496	$ 9,559	$ 5,000	$ 434

	As of December 2014
	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 160,644	$ 171,384	$114,879	$ 9,150

Counterparty netting	(26,664)	(3,580)	(26,664)	(3,580)
Total	133,980 [1]	167,804 [1]	88,215	5,570
Amounts not offset in the condensed consolidated statements of financial condition
Counterparty netting	(3,834)	(641)	(3,834)	(641)

Collateral	(124,528)	(154,058)	(78,457)	(4,882)
Total	$ 5,618	$ 13,105	$ 5,924	$ 47

1.

As of June 2015 and December 2014, the firm had $3.25 billion and $6.04 billion, respectively, of securities received under resale agreements, and $1.72 billion and $7.08 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

In the tables above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The tables below present the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

	As of June 2015
$ in millions	Repurchase agreements	Securities loaned
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 1,168	$ —

U.S. government and federal agency obligations	57,771	296

Non-U.S. government and agency obligations	29,602	3,177

Mortgage and other asset-backed securities:
Securities backed by commercial real estate	493	—

Securities backed by residential real estate	1,851	—

Corporate debt securities	6,765	47

State and municipal obligations	534	—

Other debt obligations	487	—

Equities and convertible debentures	22,897	6,992
Total	$121,568	$10,512

	As of December 2014
$ in millions	Repurchase agreements	Securities loaned
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 900	$ —

U.S. government and federal agency obligations	56,788	123

Non-U.S. government and agency obligations	27,169	3,463

Mortgage and other asset-backed securities:
Securities backed by commercial real estate	419	—

Securities backed by residential real estate	1,574	—

Corporate debt securities	8,028	26

State and municipal obligations	984	—

Other debt obligations	562	—

Equities and convertible debentures	18,455	5,538
Total	$114,879	$ 9,150

Goldman Sachs June 2015 Form 10-Q	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of June 2015
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 41,661	$ 7,797

2 - 30 days	31,197	1,636

31 - 90 days	14,668	—

91 days - 1 year	26,751	1,079

Greater than 1 year	7,291	—
Total	$121,568	$10,512

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

Other Secured Financings

In addition to repurchase agreements and securities loaned transactions, the firm funds certain assets through the use of other secured financings and pledges financial instruments and other assets as collateral in these transactions. These other secured financings consist of:

•	Liabilities of consolidated VIEs;

•	Transfers of assets accounted for as financings rather than sales (primarily collateralized central bank financings, pledged commodities, bank loans and mortgage whole loans); and

•	Other structured financing arrangements.

Other secured financings include arrangements that are nonrecourse. As of June 2015 and December 2014, nonrecourse other secured financings were $2.81 billion and $1.94 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of June 2015 and December 2014.

54	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about other secured financings.

	As of June 2015
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 7,156	$ 4,971	$12,127

At amortized cost	20	100	120

Weighted average interest rates	3.05%	7.38%

Other secured financings (long-term):
At fair value	5,593	4,817	10,410

At amortized cost	751	544	1,295

Weighted average interest rates	2.88%	1.77%
Total [1]	$13,520	$10,432	$23,952
Amount of other secured financings collateralized by:
Financial instruments [2]	$12,702	$ 9,195	$21,897

Other assets	818	1,237	2,055

	As of December 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 7,887	$ 7,668	$15,555

At amortized cost	5	—	5

Weighted average interest rates	4.33%	—%

Other secured financings (long-term):
At fair value	3,290	2,605	5,895

At amortized cost	580	774	1,354

Weighted average interest rates	2.69%	2.31%
Total [1]	$11,762	$11,047	$22,809
Amount of other secured financings collateralized by:
Financial instruments [2]	$11,460	$10,483	$21,943

Other assets	302	564	866

1.

Includes $340 million and $974 million related to transfers of financial assets accounted for as financings rather than sales as of June 2015 and December 2014, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $343 million and $995 million as of June 2015 and December 2014, respectively.

2.

Includes $11.89 billion and $10.24 billion of other secured financings collateralized by financial instruments owned, at fair value as of June 2015 and December 2014, respectively, and includes $10.01 billion and $11.70 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of June 2015 and December 2014, respectively.

In the tables above:

•

Short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	Weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

The table below presents other secured financings by maturity date.

$ in millions	As of June 2015
Other secured financings (short-term)	$12,247

Other secured financings (long-term):
2016	4,057

2017	3,126

2018	2,178

2019	1,078

2020	858

2021 - thereafter	408
Total other secured financings (long-term)	11,705
Total other secured financings	$23,952

In the table above:

•	Long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

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

Goldman Sachs June 2015 Form 10-Q	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In many cases, the firm is permitted to deliver or repledge financial instruments received as collateral when entering into repurchase agreements and securities loaned transactions, primarily in connection with secured client financing activities. The firm is also permitted to deliver or repledge these financial instruments in connection with other secured financings, collateralized derivative transactions and firm or customer settlement requirements.

The firm also pledges certain financial instruments owned, at fair value in connection with repurchase agreements, securities loaned transactions and other secured financings, and other assets (primarily real estate and cash) in connection with other secured financings to counterparties who may or may not have the right to deliver or repledge them.

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged by the firm.

	As of
$ in millions	June 2015	December 2014
Collateral available to be delivered or repledged [1]	$665,251	$630,046

Collateral that was delivered or repledged	502,847	474,057

1.

As of June 2015 and December 2014, amounts exclude $3.25 billion and $6.04 billion, respectively, of securities received under resale agreements, and $1.72 billion and $7.08 billion, respectively, of securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated to satisfy certain regulatory requirements.

The table below presents information about assets pledged.

	As of
$ in millions	June 2015	December 2014
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 57,529	$ 64,473

Did not have the right to deliver or repledge	64,367	68,027

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	2,638	1,304

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

56	Goldman Sachs June 2015 Form 10-Q

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

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Residential mortgages	$4,921	$5,477	$ 9,531	$11,698

Commercial mortgages	4,130	1,040	5,380	1,040

Other financial assets	—	481	—	481
Total	$9,051	$6,998	$14,911	$13,219
Cash flows on retained interests	$ 66	$ 114	$ 117	$ 177

The tables below present the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

	As of June 2015
$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$45,223	$1,370	$ —

Other residential mortgage-backed	2,369	176	—

Other commercial mortgage-backed	7,164	123	55

CDOs, CLOs and other	2,932	48	9
Total	$57,688	$1,717	$64

	As of December 2014
$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$56,792	$2,140	$ —

Other residential mortgage-backed	2,273	144	5

Other commercial mortgage-backed	3,313	86	45

CDOs, CLOs and other	4,299	59	17
Total	$66,677	$2,429	$67

In the tables above:

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

Goldman Sachs June 2015 Form 10-Q	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, the outstanding principal and fair value of retained interests in the tables above relate to the following types of securitizations and vintage as described:

•

The outstanding principal amount and fair value of retained interests for U.S. government agency-issued collateralized mortgage obligations as of June 2015 primarily relate to securitizations during 2015 and 2014, and as of December 2014 primarily relate to securitizations during 2014 and 2013.

•

The outstanding principal amount and fair value of retained interests for other residential mortgage-backed obligations as of June 2015 primarily relate to resecuritizations during 2015 and 2014, and prime and Alt-A securitizations during 2007, and as of December 2014 primarily relate to resecuritizations during 2014, and prime and Alt-A securitizations during 2007.

•

The outstanding principal amount and fair value of retained interests for other commercial mortgage-backed obligations as of June 2015 primarily relate to securitizations during 2015 and 2014, and as of December 2014 primarily relate to securitizations during 2014.

•

The outstanding principal amount and fair value of retained interests for CDOs, CLOs and other as of June 2015 primarily relate to securitizations during 2014 and 2007, and as of December 2014 primarily relate to securitizations during 2014 and 2007.

In addition to the interests in the tables above, the firm had other continuing involvement in the form of derivative transactions with certain nonconsolidated VIEs. The carrying value of these derivatives was a net asset of $110 million and $115 million as of June 2015 and December 2014, respectively. The notional amounts of these derivatives are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

The tables below present the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of June 2015
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]
Fair value of retained interests	$ 1,669	$ 48

Weighted average life (years)	8.6	3.8

Constant prepayment rate	10.4%	N.M.

Impact of 10% adverse change	$ (28)	N.M.

Impact of 20% adverse change	(52)	N.M.

Discount rate	4.9%	N.M.

Impact of 10% adverse change	$ (43)	N.M.

Impact of 20% adverse change	(84)	N.M.

	As of December 2014
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other	[1]
Fair value of retained interests	$ 2,370	$ 59

Weighted average life (years)	7.6	3.6

Constant prepayment rate	13.2%	N.M.

Impact of 10% adverse change	$ (33)	N.M.

Impact of 20% adverse change	(66)	N.M.

Discount rate	4.1%	N.M.

Impact of 10% adverse change	$ (50)	N.M.

Impact of 20% adverse change	(97)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of June 2015 and December 2014. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $48 million and $59 million as of June 2015 and December 2014, respectively.

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

•	The constant prepayment rate is included only for positions for which it is a key assumption in the determination of fair value.

•	The discount rate for retained interests that relate to U.S. government agency-issued collateralized mortgage obligations does not include any credit loss.

•	Expected credit loss assumptions are reflected in the discount rate for the remainder of retained interests.

58	Goldman Sachs June 2015 Form 10-Q

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

Goldman Sachs June 2015 Form 10-Q	59

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

Nonconsolidated VIEs

The table below presents information about nonconsolidated VIEs in which the firm holds variable interests.

	Nonconsolidated VIEs as of
$ in millions	June 2015	December 2014
Mortgage-backed [1]
Assets in VIE	$66,446	$ 78,107

Carrying value of variable interests - assets	3,072	4,348

Maximum Exposure to Loss
Retained interests	1,669	2,370

Purchased interests	1,402	1,978

Derivatives	222	392
Total	$ 3,293	$ 4,740
Corporate CDOs and CLOs
Assets in VIE	$ 7,586	$ 8,317

Carrying value of variable interests - assets	575	463

Carrying value of variable interests - liabilities	3	3

Maximum Exposure to Loss
Retained interests	3	4

Purchased interests	275	184

Derivatives	2,204	2,053
Total	$ 2,482	$ 2,241
Real estate, credit-related and other investing
Assets in VIE	$ 9,414	$ 8,720

Carrying value of variable interests - assets	3,349	3,051

Carrying value of variable interests - liabilities	2	3

Maximum Exposure to Loss
Commitments and guarantees	541	604

Loans and investments	3,349	3,051
Total	$ 3,890	$ 3,655
Other asset-backed
Assets in VIE	$ 5,000	$ 8,253

Carrying value of variable interests - assets	236	509

Carrying value of variable interests - liabilities	67	16

Maximum Exposure to Loss
Retained interests	45	55

Purchased interests	87	322

Commitments and guarantees	213	213

Derivatives	3,507	3,221
Total	$ 3,852	$ 3,811
Other
Assets in VIE	$ 4,562	$ 5,677

Carrying value of variable interests - assets	269	290

Maximum Exposure to Loss
Commitments and guarantees	327	307

Derivatives	6	88

Loans and investments	269	290
Total	$ 602	$ 685
Total
Assets in VIE	$93,008	$109,074

Carrying value of variable interests - assets	7,501	8,661

Carrying value of variable interests - liabilities	72	22

Maximum Exposure to Loss
Retained interests	1,717	2,429

Purchased interests	1,764	2,484

Commitments and guarantees	1,081	1,124

Derivatives [2]	5,939	5,754

Loans and investments	3,618	3,341
Total	$14,119	$ 15,132

1.

Assets in VIE and maximum exposure to loss include $4.17 billion and $523 million, respectively, as of June 2015, and $3.57 billion and $662 million, respectively, as of December 2014, related to CDOs backed by mortgage obligations.

2.	Includes $1.28 billion and $1.64 billion as of June 2015 and December 2014, respectively, related to derivative transactions with VIEs to which the firm transferred assets.

60	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The firm’s exposure to the obligations of VIEs is generally limited to its interests in these entities. In certain instances, the firm provides guarantees, including derivative guarantees, to VIEs or holders of variable interests in VIEs.

In the table above, nonconsolidated VIEs are aggregated based on principal business activity. The nature of the firm’s variable interests can take different forms, as described in the rows under maximum exposure to loss. In the table above:

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statement of financial condition as follows:

•

Substantially all assets held by the firm related to mortgage-backed and corporate CDO and CLO VIEs are included in “Financial instruments owned, at fair value.” Substantially all liabilities held by the firm related to corporate CDO and CLO VIEs are included in “Financial instruments sold, but not yet purchased, at fair value;”

•

Substantially all assets held by the firm related to other asset-backed VIEs are included in “Financial instruments owned, at fair value” and “Loans Receivable.” Substantially all liabilities held by the firm related to other asset-backed VIEs are included in “Financial instruments sold, but not yet purchased, at fair value;”

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

Consolidated VIEs

The table below presents the carrying amount and classification of assets and liabilities in consolidated VIEs, excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with the firm’s variable interests.

	Consolidated VIEs as of
$ in millions	June 2015	December 2014
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 271	$ 218

Cash and securities segregated for regulatory and other purposes	16	19

Loans receivable	1,095	589

Financial instruments owned, at fair value	2,991	2,608

Other assets	390	349
Total	$4,763	$3,783
Liabilities
Other secured financings	$ 334	$ 419

Financial instruments sold, but not yet purchased, at fair value	258	10

Unsecured long-term borrowings	—	12

Other liabilities and accrued expenses	1,217	906
Total	$1,809	$1,347
CDOs, mortgage-backed and other asset-backed
Assets
Financial instruments owned, at fair value	$ 88	$ 121
Total	$ 88	$ 121
Liabilities
Other secured financings	$ 87	$ 99

Financial instruments sold, but not yet purchased, at fair value	1	8
Total	$ 88	$ 107
Principal-protected notes
Assets
Cash and securities segregated for regulatory and other purposes	$ —	$ 31

Financial instruments owned, at fair value	184	276
Total	$ 184	$ 307
Liabilities
Other secured financings	$ 300	$ 439

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	349	1,090

Unsecured long-term borrowings	480	103
Total	$1,129	$1,632
Total
Assets
Cash and cash equivalents	$ 271	$ 218

Cash and securities segregated for regulatory and other purposes	16	50

Loans receivable	1,095	589

Financial instruments owned, at fair value	3,263	3,005

Other assets	390	349
Total	$5,035	$4,211
Liabilities
Other secured financings	$ 721	$ 957

Financial instruments sold, but not yet purchased, at fair value	259	18

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	349	1,090

Unsecured long-term borrowings	480	115

Other liabilities and accrued expenses	1,217	906
Total	$3,026	$3,086

Goldman Sachs June 2015 Form 10-Q	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the table above:

•

Consolidated VIEs are aggregated based on principal business activity and their assets and liabilities are presented net of intercompany eliminations. The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•

VIEs in which the firm holds a majority voting interest are excluded if (i) the VIE meets the definition of a business and (ii) the VIE’s assets can be used for purposes other than the settlement of its obligations.

•

Substantially all the assets can only be used to settle obligations of the VIE. The liabilities of real estate, credit-related and other investing VIEs, and CDOs, mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

Note 13.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
$ in millions	June 2015	December 2014
Property, leasehold improvements and equipment	$11,600	$ 9,344

Goodwill and identifiable intangible assets	4,166	4,160

Income tax-related assets	5,866	5,181

Equity-method investments [1]	287	360

Miscellaneous receivables and other [2]	3,633	3,554
Total	$25,552	$22,599

1.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $7.43 billion and $6.62 billion as of June 2015 and December 2014, respectively, substantially all of which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

2.	Includes $545 million and $461 million of investments in qualified affordable housing projects as of June 2015 and December 2014, respectively.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is net of accumulated depreciation and amortization of $8.23 billion and $8.98 billion as of June 2015 and December 2014, respectively. Property, leasehold improvements and equipment included $5.77 billion and $5.81 billion as of June 2015 and December 2014, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment are depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the useful life of the software.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets.

	Goodwill as of
$ in millions	June 2015	December 2014
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,403	2,403

Securities Services	105	105

Investment Management	587	587
Total	$3,645	$3,645

	Identifiable Intangible Assets as of
$ in millions	June 2015	December 2014
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	$ 111	$ 138

Equities Client Execution	219	246

Investing & Lending	86	18

Investment Management	105	113
Total	$ 521	$ 515

62	Goldman Sachs June 2015 Form 10-Q

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

There were no events or changes in circumstances during the six months ended June 2015 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying amount as of June 2015.

Goldman Sachs June 2015 Form 10-Q	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets. The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining useful lives.

	As of
$ in millions	June 2015	Weighted Average Remaining Useful Lives (years)	December 2014
Customer lists
Gross carrying amount	$1,036		$1,036

Accumulated amortization	(745)		(715)
Net carrying amount	291	6	321

Commodities-related
Gross carrying amount	188		216

Accumulated amortization	(77)		(78)
Net carrying amount	111 [1]	8	138

Other
Gross carrying amount	267		200

Accumulated amortization	(148)		(144)
Net carrying amount	119 [2]	6	56

Total
Gross carrying amount	1,491		1,452

Accumulated amortization	(970)		(937)
Net carrying amount	$ 521	6	$ 515

1.	Primarily includes commodities-related transportation rights.

2.	Primarily includes intangible assets related to acquired leases.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives using the straight-line method or based on economic usage for certain commodities-related intangibles.

The tables below present amortization for the three and six months ended June 2015 and June 2014, and the estimated future amortization through 2020 for identifiable intangible assets.

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Amortization	$27	$38	$70	$86

$ in millions Estimated future amortization	As of June 2015
Remainder of 2015	$ 61

2016	122

2017	111

2018	100

2019	65

2020	18

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

During the first half of 2015, the firm recorded impairments of $77 million attributable to consolidated investments. The impairments reflected challenging market conditions for certain companies in the energy industry resulting from continued low energy commodity prices. These impairments consisted of $55 million related to property, leasehold improvements and equipment, which was included in “Depreciation and amortization,” and $22 million related to other assets, which was included in “Other Expenses.”

During the first half of 2014, as a result of continued deterioration in market and operating conditions, the firm determined that certain assets, substantially all of which related to a consolidated investment in Latin America, were impaired and recorded impairments of $194 million. These impairments consisted of $180 million related to property, leasehold improvements and equipment and $14 million related to identifiable intangible assets, and were included within “Depreciation and amortization.”

The impairments, all of which were included within the firm’s Investing & Lending segment, represented the excess of the carrying values of these assets over their estimated fair values, substantially all of which are calculated using level 3 measurements. These fair values were calculated using a combination of discounted cash flow analyses and relative value analyses, including the estimated cash flows expected to result from the use and eventual disposition of these assets.

64	Goldman Sachs June 2015 Form 10-Q

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

	As of
$ in millions	June 2015	December 2014
U.S. offices	$73,923	$69,270

Non-U.S. offices	15,141	13,738
Total	$89,064	$83,008

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of June 2015
$ in millions	U.S.		Non-U.S.		Total
Remainder of 2015	$ 3,795		$7,987		$11,782

2016	5,725		1,393		7,118

2017	5,534		—		5,534

2018	3,254		—		3,254

2019	3,422		—		3,422

2020	2,039		—		2,039

2021 - thereafter	6,593		39		6,632
Total	$30,362	[1]	$9,419	[2]	$39,781	[3]

1.

Includes $1.65 billion greater than $100,000, of which $699 million matures within three months, $391 million matures within three to six months, $294 million matures within six to twelve months, and $266 million matures after twelve months.

2.	Includes $6.70 billion greater than $100,000.

3.	Includes $15.31 billion of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

As of June 2015 and December 2014, deposits include $49.28 billion and $49.29 billion, respectively, of savings and demand deposits, which have no stated maturity, and were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert substantially all of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. Accordingly, the carrying value of time deposits approximated fair value as of June 2015 and December 2014. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of June 2015 and December 2014.

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
$ in millions	June 2015	December 2014
Other secured financings (short-term)	$12,247	$15,560

Unsecured short-term borrowings	46,378	44,540
Total	$58,625	$60,100

See Note 10 for information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2015 and December 2014.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of
$ in millions	June 2015	December 2014
Current portion of unsecured long-term borrowings	$27,753	$25,126

Hybrid financial instruments	14,176	14,083

Promissory notes	20	338

Commercial paper	294	617

Other short-term borrowings	4,135	4,376
Total	$46,378	$44,540
Weighted average interest rate [1]	1.41%	1.52%

1.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs June 2015 Form 10-Q	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
$ in millions	June 2015	December 2014
Other secured financings (long-term)	$ 11,705	$ 7,249

Unsecured long-term borrowings	170,259	167,571
Total	$181,964	$174,820

See Note 10 for information about other secured financings.

The tables below present unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of June 2015
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 90,355	$31,406	$121,761

Floating-rate obligations [2]	32,390	16,108	48,498
Total	$122,745	$47,514	$170,259

	As of December 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 89,477	$34,857	$124,334

Floating-rate obligations [2]	27,541	15,696	43,237
Total	$117,018	$50,553	$167,571

1.

Interest rates on U.S. dollar-denominated debt ranged from 1.60% to 10.04% (with a weighted average rate of 4.99%) and 1.55% to 10.04% (with a weighted average rate of 5.08%) as of June 2015 and December 2014, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.33% to 13.00% (with a weighted average rate of 3.87%) and 0.02% to 13.00% (with a weighted average rate of 4.06%) as of June 2015 and December 2014, respectively.

2.	Floating interest rates generally are based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of June 2015
2016	$ 8,185

2017	22,580

2018	23,932

2019	16,073

2020	15,726

2021 - thereafter	83,763
Total [1]	$170,259

1.

Includes $8.21 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $150 million in 2016, $601 million in 2017, $756 million in 2018, $443 million in 2019, $452 million in 2020 and $5.81 billion in 2021 and thereafter.

In the table above:

•

Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holders are excluded from the table as they are included as unsecured short-term borrowings.

•	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

The firm designates certain derivatives as fair value hedges to convert a substantial portion of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of June 2015 and December 2014. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of 1% and 2% in the carrying value of total unsecured long-term borrowings as of June 2015 and December 2014, respectively. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2015 and December 2014.

66	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a substantial portion of fixed-rate obligations to floating-rate obligations.

	As of
$ in millions	June 2015	December 2014
Fixed-rate obligations
At fair value	$ 214	$ 861

At amortized cost [1]	49,770	33,748

Floating-rate obligations
At fair value	19,786	15,144

At amortized cost [1]	100,489	117,818
Total	$170,259	$167,571

1.

The weighted average interest rates on the aggregate amounts were 2.80% (4.68% related to fixed-rate obligations and 1.89% related to floating-rate obligations) and 2.68% (5.09% related to fixed-rate obligations and 2.01% related to floating-rate obligations) as of June 2015 and December 2014, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of June 2015 and December 2014, subordinated debt had maturities ranging from 2017 to 2045, and 2017 to 2038, respectively.

The tables below present subordinated borrowings.

	As of June 2015
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt	$16,149	$18,879	3.82%

Junior subordinated debt	1,360	1,822	5.99%
Total subordinated borrowings	$17,509	$20,701	3.99%

	As of December 2014
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt	$14,254	$17,241	3.77%

Junior subordinated debt	1,582	2,122	6.21%
Total subordinated borrowings	$15,836	$19,363	4.02%

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

Goldman Sachs June 2015 Form 10-Q	67

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
$ in millions	June 2015	December 2014
Compensation and benefits	$ 7,571	$ 8,368

Noncontrolling interests [1]	652	404

Income tax-related liabilities	1,580	1,533

Employee interests in consolidated funds	161	176

Subordinated liabilities issued by consolidated VIEs	1,193	843

Accrued expenses and other [2]	6,095	4,751
Total	$17,252	$16,075

1.	Primarily relates to consolidated investment funds.

2.	The increase in the first half of 2015 relates to net provisions for mortgage-related litigation and regulatory matters.

68	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of June 2015				Total Commitments as of
$ in millions	Remainder of 2015	2016 - 2017	2018 - 2019	2020 - Thereafter	June 2015	December 2014
Commitments to extend credit
Commercial lending:
Investment-grade	$ 4,371	$18,819	$27,977	$13,843	$ 65,010	$ 63,634

Non-investment-grade	744	11,545	13,165	18,084	43,538	29,605

Warehouse financing	627	1,343	94	1,365	3,429	2,710
Total commitments to extend credit	5,742	31,707	41,236	33,292	111,977	95,949

Contingent and forward starting resale and securities borrowing agreements	48,381	2,246	1	—	50,628	35,225

Forward starting repurchase and secured lending agreements	8,358	—	—	—	8,358	8,180

Letters of credit	102	108	13	4	227	308

Investment commitments	661	2,806	19	731	4,217	5,164

Other	6,121	134	50	56	6,361	6,321
Total commitments	$69,365	$37,001	$41,319	$34,083	$181,768	$151,147

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

As of June 2015 and December 2014, $87.56 billion and $66.22 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments. In addition, as of June 2015 and December 2014, $5.80 billion and $3.12 billion, respectively, of the firm’s lending commitments were held for sale and were accounted for at the lower of cost or fair value.

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

Goldman Sachs June 2015 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $26.47 billion and $27.51 billion as of June 2015 and December 2014, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $768 million of protection had been provided as of both June 2015 and December 2014. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

Warehouse Financing. The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of consumer and corporate loans.

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

Investment Commitments

The firm’s investment commitments of $4.22 billion and $5.16 billion as of June 2015 and December 2014, respectively, include commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Of these amounts, $2.76 billion and $2.87 billion as of June 2015 and December 2014, respectively, relate to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of June 2015
Remainder of 2015	$ 161

2016	303

2017	282

2018	234

2019	198

2020	164

2021 - thereafter	732
Total	$2,074

Rent charged to operating expense was $63 million and $78 million for the three months ended June 2015 and June 2014, respectively, and $127 million and $158 million for the six months ended June 2015 and June 2014, respectively.

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

70	Goldman Sachs June 2015 Form 10-Q

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of June 2015 and December 2014, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $24 billion and $25 billion, respectively. These amounts reflect paydowns and cumulative losses of approximately $101 billion ($23 billion of which are cumulative losses) as of June 2015 and approximately $100 billion ($23 billion of which are cumulative losses) as of December 2014. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $373 million and total paydowns and cumulative losses of $1.69 billion ($557 million of which are cumulative losses) as of June 2015, and an outstanding principal balance of $401 million and total paydowns and cumulative losses of $1.66 billion ($550 million of which are cumulative losses) as of December 2014, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During both the three and six months ended June 2015 and June 2014, the firm repurchased loans with an unpaid principal balance of less than $10 million and related losses were not material. The firm received a communication from counsel in 2013 purporting to represent certain institutional investors in portions of Goldman Sachs-issued securitizations between 2003 and 2007, such securitizations having a total original notional face amount of approximately $150 billion, offering to enter into a “settlement dialogue” with respect to alleged breaches of representations made by Goldman Sachs in connection with such offerings.

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

Goldman Sachs June 2015 Form 10-Q	71

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims under these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of June 2015, claims received and payments made in connection with these claims were not material to the firm.

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

Other Contingencies. In connection with the sale of Metro International Trade Services (Metro), the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to the buyer. The firm further agreed to provide indemnities to the buyer, which primarily relate to potential liabilities for legal or regulatory proceedings arising out of the conduct of Metro’s business while the firm owned it.

Guarantees

The tables below present information about certain derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other guarantees.

	As of June 2015
$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 9,441	$ —	$ 91
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2015	$249,517	$30,042	$ 828

2016 - 2017	344,010	—	796

2018 - 2019	68,480	—	1,197

2020 - thereafter	74,657	—	1,747
Total	$736,664	$30,042	$4,568

	As of December 2014
$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 11,201	$ —	$ 119
Maximum Payout/Notional Amount by Period of Expiration
2015	$351,308	$27,567	$ 471

2016 - 2017	150,989	—	935

2018 - 2019	51,927	—	1,390

2020 - thereafter	58,511	—	1,690
Total	$612,735	$27,567	$4,486

In the tables above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•

Amounts exclude certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See the table in “Commitments” above for a summary of the firm’s commitments.

72	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative Guarantees. The firm enters into various derivatives that meet the definition of a guarantee under U.S. GAAP, including written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore the amounts in the tables above do not reflect the firm’s overall risk related to its derivative activities. Disclosures about derivatives are not required if they may be cash settled and the firm has no basis to conclude it is probable that the counterparties held the underlying instruments at inception of the contract. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank counterparties, central clearing counterparties and certain other counterparties. Accordingly, the firm has not included such contracts in the tables above. In addition, see Note 7 for information about credit derivatives that meet the definition of a guarantee, which are not included in the table above.

Derivatives are accounted for at fair value and therefore the carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying values in the tables above exclude the effect of counterparty and cash collateral netting.

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $31.00 billion and $28.49 billion as of June 2015 and December 2014, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

Goldman Sachs June 2015 Form 10-Q	73

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of June 2015 and December 2014.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of June 2015 and December 2014.

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

74	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 19.

Shareholders’ Equity

Common Equity

On July 15, 2015, the Board of Directors of Group Inc. (Board) declared a dividend of $0.65 per common share to be paid on September 29, 2015 to common shareholders of record on September 1, 2015.

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

The table below presents the amount of common stock repurchased by the firm under the share repurchase program during the three and six months ended June 2015.

	June 2015
in millions, except per share amounts	Three Months Ended	Six Months Ended
Common share repurchases	1.2	7.9

Average cost per share	$208.20	$188.59

Total cost of common share repurchases	$ 245	$ 1,495

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel restricted stock units (RSUs) or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the six months ended June 2015, employees remitted 35,217 shares with a total value of $6 million, and the firm cancelled 5.4 million RSUs with a total value of $969 million and 1.6 million stock options with a total value of $326 million.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of June 2015.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000

B	50,000	32,000	32,000	1,000

C	25,000	8,000	8,000	1,000

D	60,000	54,000	53,999	1,000

E	17,500	17,500	17,500	N/A

F	5,000	5,000	5,000	N/A

I	34,500	34,000	34,000	1,000

J	46,000	40,000	40,000	1,000

K	32,200	28,000	28,000	1,000

L	52,000	52,000	52,000	25

M 1	80,000	80,000	80,000	25
Total	452,200	380,500	380,498

1.	In April 2015, Group Inc. issued 80,000 shares of Series M perpetual 5.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series M Preferred Stock).

Series	Liquidation Preference	Redemption Price Per Share	Redemption Value ($ in millions)
A	$25,000	$25,000 plus declared and unpaid dividends	$ 750

B	25,000	$25,000 plus declared and unpaid dividends	800

C	25,000	$25,000 plus declared and unpaid dividends	200

D	25,000	$25,000 plus declared and unpaid dividends	1,350

E	100,000	$100,000 plus declared and unpaid dividends	1,750

F	100,000	$100,000 plus declared and unpaid dividends	500

I	25,000	$25,000 plus accrued and unpaid dividends	850

J	25,000	$25,000 plus accrued and unpaid dividends	1,000

K	25,000	$25,000 plus accrued and unpaid dividends	700

L	25,000	$25,000 plus accrued and unpaid dividends	1,300

M	25,000	$25,000 plus accrued and unpaid dividends	2,000
Total			$11,200

Goldman Sachs June 2015 Form 10-Q	75

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

•	Each share of non-cumulative Series I Preferred Stock issued and outstanding is redeemable at the firm’s option beginning November 10, 2017.

•	Each share of non-cumulative Series J Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2023.

•	Each share of non-cumulative Series K Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2024.

•	Each share of non-cumulative Series L Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2019.

•	Each share of non-cumulative Series M Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2020.

•	All shares of preferred stock have a par value of $0.01 per share and, where applicable, each share of preferred stock is represented by the specified number of depositary shares.

Prior to redeeming preferred stock, the firm must receive confirmation that the Federal Reserve Board does not object to such capital actions. All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation. Dividends on each series of preferred stock, excluding Series L and Series M Preferred Stock, if declared, are payable quarterly in arrears. Dividends on Series L and Series M Preferred Stock, if declared, are payable semi-annually in arrears from the issuance date to, but excluding, May 10, 2019 and May 10, 2020, respectively, and quarterly thereafter. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

The table below presents the dividend rates of the firm’s perpetual preferred stock as of June 2015.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

M	5.375% per annum to, but excluding, May 10, 2020; 3 month LIBOR + 3.922% per annum thereafter

The tables below present preferred dividends declared on the firm’s preferred stock.

	Three Months Ended June
	2015		2014
Series	per share	$ in millions	per share	$ in millions
A	$ 234.38	$ 7	$ 236.98	$ 7

B	387.50	13	387.50	12

C	250.00	2	252.78	2

D	250.00	13	252.78	14

E	1,011.11	17	1,011.11	17

F	1,011.11	5	1,011.11	5

I	371.88	13	371.88	13

J	343.75	14	343.75	14

K	398.44	11	—	—

L	712.50	37	—	—
Total		$132		$ 84

	Six Months Ended June
	2015		2014
Series	per share	$ in millions	per share	$ in millions
A	$ 473.96	$ 14	$ 471.36	$ 14

B	775.00	25	775.00	24

C	505.56	4	502.78	4

D	505.56	27	502.78	27

E	2,022.22	35	2,022.22	35

F	2,022.22	10	2,022.22	10

I	743.76	26	743.76	26

J	687.50	28	687.50	28

K	796.88	22	—	—

L	712.50	37	—	—
Total		$228		$168

76	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive Loss

The tables below present accumulated other comprehensive loss, net of tax by type.

	June 2015
$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of period
Currency translation	$(473)	$ (55)	$(528)

Pension and postretirement liabilities	(270)	(110)	(380)
Accumulated other comprehensive loss, net of tax	$(743)	$(165)	$(908)

	December 2014
$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of year
Currency translation	$(364)	$(109)	$(473)

Pension and postretirement liabilities	(168)	(102)	(270)

Cash flow hedges	8	(8)	—
Accumulated other comprehensive loss, net of tax	$(524)	$(219)	$(743)

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

As of June 2015, the firm calculated its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of each ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to the firm as of June 2015. The capital requirements that apply to the firm can change in future reporting periods as a result of these regulatory requirements.

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

Regulatory Capital and Capital Ratios. The table below presents the minimum ratios required for the firm as of June 2015.

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

Goldman Sachs June 2015 Form 10-Q	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain aspects of the Revised Capital Framework’s requirements phase in over time (transitional provisions). These include the introduction of capital buffers (including surcharges) and certain deductions from regulatory capital (such as investments in nonconsolidated financial institutions). These deductions from regulatory capital are required to be phased in ratably per year from 2014 to 2018, with residual amounts subject to risk weighting. In addition, junior subordinated debt issued to trusts is being phased out of regulatory capital. The minimum CET1, Tier 1 and Total capital ratios that apply to the firm will increase as the transitional provisions phase in and capital buffers (including surcharges) are introduced.

Definition of Risk-Weighted Assets. As of June 2015, RWAs were calculated in accordance with both the Standardized Capital Rules and the Basel III Advanced Rules. The following is a comparison of RWA calculations under these rules:

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

Credit Risk

Credit RWAs are calculated based upon measures of exposure, which are then risk weighted. The following is a description of the calculation of credit RWAs in accordance with the Standardized Capital Rules, the Basel III Advanced Rules and the Hybrid Capital Rules:

•

For credit RWAs calculated in accordance with the Standardized Capital Rules, the firm utilizes prescribed risk-weights which depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity). The exposure measure for derivatives is based on a combination of positive net current exposure and a percentage of the notional amount of each derivative. The exposure measure for securities financing transactions is calculated to reflect adjustments for potential price volatility, the size of which depends on factors such as the type and maturity of the security, and whether it is denominated in the same currency as the other side of the financing transaction. The firm utilizes specific required formula approaches to measure exposure for securitizations and equities;

•

For credit RWAs calculated in accordance with the Basel III Advanced Rules, the firm has been given permission by its regulators to compute risk weights for wholesale and retail credit exposures in accordance with the Advanced Internal Ratings-Based approach. This approach is based on internal assessments of the creditworthiness of counterparties, with key inputs being the probability of default, loss given default and the effective maturity. The firm utilizes internal models to measure exposure for derivatives, securities financing transactions and eligible margin loans. The Revised Capital Framework requires that a bank holding company obtain prior written agreement from its regulators before using internal models for such purposes. The firm utilizes specific required formula approaches to measure exposure for securitizations and equities; and

•

For credit RWAs calculated in accordance with the Hybrid Capital Rules, the firm utilized prescribed risk-weights depending on, among other things, the type of counterparty. The exposure amount for derivatives was based on a combination of positive net exposure and a percentage of the notional amount for each derivative; for securities financing transactions, it was based on the carrying value without the application of potential price volatility adjustments required under the Standardized Capital Rules.

78	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Market Risk

Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a bank holding company obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement. The following is further information regarding the measures of exposure for market RWAs calculated in accordance with the Standardized Capital Rules, Basel III Advanced Rules and Hybrid Capital Rules:

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily trading net revenues used to determine risk management VaR exceptions (i.e., comparing the daily trading net revenues to the VaR measure calculated as of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital rules require that intraday activity be excluded from daily trading net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive. As a result, there may be differences in the number of VaR exceptions and the amount of daily trading net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the three and six months ended June 2015, but did exceed its 99% one-day regulatory VaR on three occasions during 2014. There was no change in the VaR multiplier used to calculate Market RWAs;

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

Goldman Sachs June 2015 Form 10-Q	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated Regulatory Capital Ratios

Capital Ratios and RWAs. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than the ratio calculated in accordance with the Basel III Advanced Rules as of June 2015 and therefore such lower ratios applied to the firm as of that date. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than the ratio calculated in accordance with the Hybrid Capital Rules as of December 2014 and therefore such lower ratios applied to the firm as of that date.

The table below presents the ratios calculated in accordance with both the Standardized and Basel III Advanced rules as of both June 2015 and December 2014. While the ratios calculated in accordance with the Standardized Capital Rules were not applicable until January 2015, the December 2014 ratios are presented in the table below for comparative purposes.

	As of
$ in millions	June 2015	December 2014
Standardized
Common shareholders’ equity	$ 76,454	$ 73,597

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,874)	(2,787)

Deductions for investments in nonconsolidated financial institutions	(1,482)	(953)

Other adjustments	(347)	(27)
Common Equity Tier 1	71,751	69,830
Perpetual non-cumulative preferred stock	11,200	9,200

Junior subordinated debt issued to trusts	330	660

Other adjustments	(906)	(1,257)
Tier 1 capital	82,375	78,433
Qualifying subordinated debt	13,201	11,894

Junior subordinated debt issued to trusts	990	660

Allowance for losses on loans and lending commitments	408	316

Other adjustments	(9)	(9)
Tier 2 capital	14,590	12,861
Total capital	$ 96,965	$ 91,294
RWAs	$608,254	$619,216

CET1 ratio	11.8%	11.3%

Tier 1 capital ratio	13.5%	12.7%

Total capital ratio	15.9%	14.7%
Basel III Advanced
Standardized Tier 2 capital	$ 14,590	$ 12,861

Allowance for losses on loans and lending commitments	(408)	(316)
Tier 2 capital	14,182	12,545
Total capital	$ 96,557	$ 90,978
RWAs	$574,067	$570,313

CET1 ratio	12.5%	12.2%

Tier 1 capital ratio	14.3%	13.8%

Total capital ratio	16.8%	16.0%
Tier 1 leverage ratio	9.6%	9.0%

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.65 billion as of both June 2015 and December 2014, and identifiable intangible assets of $208 million (40% of $521 million) and $103 million (20% of $515 million) as of June 2015 and December 2014, respectively, net of associated deferred tax liabilities of $979 million and $961 million as of June 2015 and December 2014, respectively. The deduction for identifiable intangible assets is required to be phased into CET1 ratably over five years from 2014 to 2018. As of June 2015 and December 2014, CET1 reflects 40% and 20% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The deduction for such investments is required to be phased into CET1 ratably over five years from 2014 to 2018. As of June 2015 and December 2014, CET1 reflects 40% and 20% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

•

Other adjustments within CET1 and Tier 1 capital primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. The deductions for such items are generally required to be phased into CET1 ratably over five years from 2014 to 2018. As of June 2015 and December 2014, CET1 reflects 40% and 20% of such deductions, respectively. The balance that is not deducted from CET1 during the transitional period is generally deducted from Tier 1 capital within other adjustments.

80	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

Junior subordinated debt issued to trusts is reflected in both Tier 1 capital (25%) and Tier 2 capital (75%) as of June 2015. Such percentages were 50% for both Tier 1 and Tier 2 capital as of December 2014. Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 1 capital into Tier 2 capital by 2016, and then out of Tier 2 capital by 2022. See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced, or discounted, upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

The tables below present the changes in CET1, Tier 1 capital and Tier 2 capital for the six months ended June 2015 and the period from December 31, 2013 to December 31, 2014.

	Six Months Ended June 2015
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$69,830	$69,830

Increased deductions due to transitional provisions	(1,368)	(1,368)

Increase in common shareholders’ equity	2,857	2,857

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	15	15

Change in deduction for investments in nonconsolidated financial institutions	441	441

Change in other adjustments	(24)	(24)
Ending balance	$71,751	$71,751
Tier 1 capital
Beginning balance	$78,433	$78,433

Increased deductions due to transitional provisions	(1,073)	(1,073)

Other net increase in CET1	3,289	3,289

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Increase in perpetual non-cumulative preferred stock	2,000	2,000

Change in other adjustments	56	56
Ending balance	82,375	82,375
Tier 2 capital
Beginning balance	12,861	12,545

Increased deductions due to transitional provisions	(53)	(53)

Increase in qualifying subordinated debt	1,307	1,307

Redesignation of junior subordinated debt issued to trusts	330	330

Change in the allowance for losses on loans and lending commitments	92	—

Change in other adjustments	53	53
Ending balance	14,590	14,182
Total capital	$96,965	$96,557

$ in millions	Period Ended December 2014
Common Equity Tier 1
Balance, December 31, 2013	$63,248

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Increase in common shareholders’ equity	2,330

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	144

Change in deduction for investments in nonconsolidated financial institutions	839

Change in other adjustments	92
Balance, December 31, 2014	$69,830
Tier 1 capital
Balance, December 31, 2013	$72,471

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Change in Tier 1 capital related to the transition to the Revised Capital Framework [2]	(443)

Other net increase in CET1	3,405

Increase in perpetual non-cumulative preferred stock	2,000

Redesignation of junior subordinated debt issued to trusts and decrease related to trust preferred securities purchased by the firm	(1,403)

Change in other adjustments	(774)
Balance, December 31, 2014	78,433
Tier 2 capital
Balance, December 31, 2013	13,632

Change in Tier 2 capital related to the transition to the Revised Capital Framework [3]	(197)

Decrease in qualifying subordinated debt	(879)

Trust preferred securities purchased by the firm, net of redesignation of junior subordinated debt issued to trusts	(27)

Change in other adjustments	16
Balance, December 31, 2014	12,545
Total capital	$90,978

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

Goldman Sachs June 2015 Form 10-Q	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the components of RWAs calculated in accordance with the Standardized and Basel III Advanced rules as of June 2015 and December 2014.

	Standardized Capital Rules
$ in millions	June 2015	December 2014
Credit RWAs
Derivatives	$155,874	$180,771

Commitments, guarantees and loans	103,844	89,783

Securities financing transactions [1]	92,288	92,116

Equity investments	42,582	38,526

Other [2]	76,878	71,499
Total Credit RWAs	471,466	472,695
Market RWAs
Regulatory VaR	12,863	10,238

Stressed VaR	27,938	29,625

Incremental risk	16,275	16,950

Comprehensive risk	7,375	9,855

Specific risk	72,337	79,853
Total Market RWAs	136,788	146,521
Total RWAs	$608,254	$619,216

	Basel III Advanced Rules
$ in millions	June 2015	December 2014
Credit RWAs
Derivatives	$107,358	$122,501

Commitments, guarantees and loans	105,223	95,209

Securities financing transactions [1]	20,557	15,618

Equity investments	44,515	40,146

Other [2]	59,837	54,470
Total Credit RWAs	337,490	327,944
Market RWAs
Regulatory VaR	12,863	10,238

Stressed VaR	27,938	29,625

Incremental risk	16,275	16,950

Comprehensive risk	6,188	8,150

Specific risk	72,338	79,918
Total Market RWAs	135,602	144,881
Total Operational RWAs	100,975	97,488
Total RWAs	$574,067	$570,313

1.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

2.	Includes receivables, other assets, and cash and cash equivalents.

The table below presents the changes in RWAs calculated in accordance with the Standardized and Basel III Advanced rules for the six months ended June 2015.

	Six Months Ended June 2015
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$619,216	$570,313

Credit RWAs
Increased deductions due to transitional provisions	(1,073)	(1,073)

Increase/(decrease) in derivatives	(24,897)	(15,143)

Increase/(decrease) in commitments, guarantees and loans	14,061	10,014

Increase/(decrease) in securities financing transactions	172	4,939

Increase/(decrease) in equity investments	5,026	5,339

Change in other	5,482	5,470
Change in Credit RWAs	(1,229)	9,546
Market RWAs
Increase/(decrease) in regulatory VaR	2,625	2,625

Increase/(decrease) in stressed VaR	(1,687)	(1,687)

Increase/(decrease) in incremental risk	(675)	(675)

Increase/(decrease) in comprehensive risk	(2,480)	(1,962)

Increase/(decrease) in specific risk	(7,516)	(7,580)
Change in Market RWAs	(9,733)	(9,279)
Operational RWAs
Increase/(decrease) in operational risk	—	3,487
Change in Operational RWAs	—	3,487
Ending balance	$608,254	$574,067

Standardized Credit RWAs as of June 2015 decreased by $1.23 billion compared with December 2014, reflecting a decrease in derivatives, primarily due to lower exposures to interest rate and commodity derivatives. This decrease was partially offset by an increase in lending activity and in equity investments. Standardized Market RWAs as of June 2015 decreased by $9.73 billion compared with December 2014, as a result of reduced specific risk exposures.

Basel III Advanced Credit RWAs as of June 2015 increased by $9.55 billion compared with December 2014, reflecting increases in lending activity, securities financing exposures and in equity investments. These increases were partially offset by a decrease in RWAs related to derivatives, due to lower counterparty credit risk. Basel III Advanced Market RWAs as of June 2015 decreased by $9.28 billion compared with December 2014, as a result of reduced specific risk exposures.

82	Goldman Sachs June 2015 Form 10-Q

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

Bank Subsidiaries

Regulatory Capital Ratios. GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to minimum regulatory capital requirements that are calculated in a manner similar to those applicable to bank holding companies. For purposes of assessing the adequacy of its capital, GS Bank USA calculates its capital ratios in accordance with the risk-based capital and leverage requirements applicable to state member banks. Those requirements are based on the Revised Capital Framework described above. GS Bank USA is an Advanced approach banking organization under the Revised Capital Framework. The minimum CET1 ratio required for GS Bank USA as of June 2015 is 4.5%.

Under the regulatory framework for prompt corrective action applicable to GS Bank USA as of June 2015, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA was required to maintain a CET1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8.0%, a Total capital ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%.

GS Bank USA was in compliance with its minimum capital requirements as of June 2015 and December 2014. GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements could result in restrictions being imposed by GS Bank USA’s regulators.

As of June 2015, similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore each of the Standardized Capital ratios applied to GS Bank USA as of June 2015.

Goldman Sachs June 2015 Form 10-Q	83

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

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized and Basel III Advanced rules as of both June 2015 and December 2014, and with the Hybrid Capital Rules as of December 2014. While the ratios calculated in accordance with the Standardized Capital Rules were not applicable until January 2015, the December 2014 ratios are presented in the table below for comparative purposes.

	As of
$ in millions	June 2015	December 2014
Standardized
Common Equity Tier 1	$ 21,988	$ 21,293

Tier 1 capital	$ 21,988	$ 21,293

Tier 2 capital	$ 2,222	$ 2,182

Total capital	$ 24,210	$ 23,475
RWAs	$208,221	$200,605

CET1 ratio	10.6%	10.6%

Tier 1 capital ratio	10.6%	10.6%

Total capital ratio	11.6%	11.7%
Basel III Advanced
Standardized Tier 2 capital	$ 2,222	$ 2,182

Allowance for losses on loans and lending commitments	(222)	(182)

Tier 2 capital	2,000	2,000
Total capital	$ 23,988	$ 23,293
RWAs	$136,642	$141,978

CET1 ratio	16.1%	15.0%

Tier 1 capital ratio	16.1%	15.0%

Total capital ratio	17.6%	16.4%
Hybrid
RWAs	N/A	$149,963

CET1 ratio	N/A	14.2%

Tier 1 capital ratio	N/A	14.2%

Total capital ratio	N/A	15.7%
Tier 1 leverage ratio	17.0%	17.3%

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of June 2015 and December 2014, GSIB was in compliance with all regulatory capital requirements.

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

As of June 2015 and December 2014, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $15.35 billion and $14.83 billion, respectively, which exceeded the amount required by $12.88 billion and $12.46 billion, respectively. As of June 2015 and December 2014, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.62 billion and $1.67 billion, respectively, which exceeded the amount required by $1.44 billion and $1.53 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of June 2015 and December 2014, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

84	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 2015 and December 2014, these subsidiaries were in compliance with their local capital adequacy requirements.

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

As of June 2015 and December 2014, Group Inc. was required to maintain $48.70 billion and $33.62 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries. The increased requirement is primarily a result of higher regulatory capital requirements in GS Bank USA, reflecting the implementation of the Standardized Capital Rules.

Other

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA held at the Federal Reserve Bank of New York was $37.94 billion and $38.68 billion as of June 2015 and December 2014, respectively, which exceeded required reserve amounts by $37.80 billion and $38.57 billion as of June 2015 and December 2014, respectively.

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

The table below presents the computations of basic and diluted EPS.

in millions, except per share amounts	Three Months Ended June		Six Months Ended June
	2015	2014	2015	2014
Numerator for basic and diluted EPS - net earnings applicable to common shareholders	$ 916	$1,953	$3,664	$3,902
Denominator for basic EPS - weighted average number of common shares	451.4	461.7	452.3	465.1

Effect of dilutive securities:
RSUs	5.2	5.9	4.8	5.4

Stock options	5.0	8.3	5.0	9.6
Dilutive potential common shares	10.2	14.2	9.8	15.0
Denominator for diluted EPS - weighted average number of common shares and dilutive potential common shares	461.6	475.9	462.1	480.1
Basic EPS	$ 2.01	$ 4.21	$ 8.07	$ 8.36

Diluted EPS	1.98	4.10	7.93	8.13

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.02 for both the three months ended June 2015 and June 2014, and $0.03 for both the six months ended June 2015 and June 2014.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of 3.4 million and 6.0 million for the three months ended June 2015 and June 2014, respectively, and 6.1 million and 6.0 million for the six months ended June 2015 and June 2014, respectively.

Goldman Sachs June 2015 Form 10-Q	85

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

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Fees earned from funds	$917	$718	$1,802	$1,610

			As of
$ in millions			June 2015	December 2014
Fees receivable from funds			$ 628	$ 724

Aggregate carrying value of interests in funds			8,904	9,099

As of June 2015 and December 2014, the firm had outstanding guarantees on behalf of its funds of $300 million and $304 million, respectively. This amount primarily related to a guarantee that the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of June 2015 and December 2014, the firm had no outstanding loans or commitments to extend credit to affiliated funds.

The Volcker Rule will restrict the firm from providing financial support to covered funds (as defined in the rule) after the expiration of the conformance period. As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to any covered funds but may choose to do so with respect to funds that are not subject to the Volcker Rule; however, in the event that such support is provided, the amount is not expected to be material.

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

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Interest income
Deposits with banks	$ 41	$ 49	$ 79	$ 99

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	29	19	(1)	37

Financial instruments owned, at fair value	1,474	1,968	2,948	4,013

Loans receivable	273	160	526	296

Other interest [2]	333	383	633	728
Total interest income	2,150	2,579	4,185	5,173
Interest expense
Deposits	98	82	183	167

Securities loaned and securities sold under agreements to repurchase	75	125	148	259

Financial instruments sold, but not yet purchased, at fair value	328	446	657	979

Short-term borrowings [3]	126	104	251	199

Long-term borrowings [3]	1,097	925	1,908	1,828

Other interest [4]	(237)	(103)	(484)	(296)
Total interest expense	1,487	1,579	2,663	3,136
Net interest income	$ 663	$1,000	$1,522	$2,037

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

86	Goldman Sachs June 2015 Form 10-Q

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of June 2015
U.S. Federal	2008

New York State and City	2007

United Kingdom	2012

Japan	2010

Hong Kong	2006

Korea	2010

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

Goldman Sachs June 2015 Form 10-Q	87

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

	Three Months Ended or as of June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Investment Banking
Financial Advisory	$ 821	$ 506	$ 1,782	$ 1,188
Equity underwriting	595	545	1,128	982

Debt underwriting	603	730	1,014	1,390
Total Underwriting	1,198	1,275	2,142	2,372
Total net revenues	2,019	1,781	3,924	3,560

Operating expenses	1,157	1,077	2,261	2,122
Pre-tax earnings	$ 862	$ 704	$ 1,663	$ 1,438
Segment assets	$ 2,530	$ 2,188
Institutional Client Services
Fixed Income, Currency and Commodities Client Execution	$ 1,604	$ 2,223	$ 4,738	$ 5,073
Equities client execution	787	483	1,911	899

Commissions and fees	767	751	1,575	1,579

Securities services	443	373	836	725
Total Equities	1,997	1,607	4,322	3,203
Total net revenues	3,601	3,830	9,060	8,276

Operating expenses [1]	4,008	3,045	7,579	6,139
Pre-tax earnings/(loss) [1]	$ (407)	$ 785	$ 1,481	$ 2,137
Segment assets	$688,406	$724,792
Investing & Lending
Equity securities	$ 1,254	$ 1,447	$ 2,414	$ 2,354

Debt securities and loans	547	625	1,056	1,247
Total net revenues [2]	1,801	2,072	3,470	3,601

Operating expenses	853	999	1,590	1,891
Pre-tax earnings	$ 948	$ 1,073	$ 1,880	$ 1,710
Segment assets	$154,232	$119,375
Investment Management
Management and other fees	$ 1,245	$ 1,203	$ 2,439	$ 2,355

Incentive fees	263	139	517	443

Transaction revenues	140	100	276	218
Total net revenues	1,648	1,442	3,232	3,016

Operating expenses	1,325	1,183	2,596	2,459
Pre-tax earnings	$ 323	$ 259	$ 636	$ 557
Segment assets	$ 14,711	$ 13,559
Total net revenues	$ 9,069	$ 9,125	$19,686	$18,453

Total operating expenses [1,3]	7,343	6,304	14,026	12,611
Total pre-tax earnings [1]	$ 1,726	$ 2,821	$ 5,660	$ 5,842
Total assets	$859,879	$859,914

1.	Both the three and six months ended June 2015 include the net provision of $1.45 billion for mortgage-related litigation and regulatory matters recorded during the second quarter ended June 2015.

2.

Net revenues related to the firm’s consolidated investments, previously reported in other net revenues within Investing & Lending, are now reported in equity securities and debt securities and loans, as results from these activities ($84 million and $166 million for the three and six months ended June 2015, respectively) are no longer significant due to the sale of Metro in the fourth quarter of 2014. Reclassifications have been made to previously reported amounts to conform to the current presentation.

3.

Operating expenses related to real estate-related exit costs, previously not allocated to the firm’s segments, have now been allocated. This allocation reflects the change in the manner in which management views the performance of the firm’s segments. Reclassifications have been made to previously reported segment amounts to conform to the current presentation.

88	Goldman Sachs June 2015 Form 10-Q

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

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Investment Banking	$ —	$ —	$ —	$ —

Institutional Client Services	525	894	1,251	1,873

Investing & Lending	94	77	191	103

Investment Management	44	29	80	61
Total net interest income	$663	$1,000	$1,522	$2,037

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Investment Banking	$ 29	$ 35	$ 58	$ 67

Institutional Client Services	121	124	222	238

Investing & Lending	79	97	132	304

Investment Management	36	38	72	75
Total depreciation and amortization [1]	$265	$ 294	$ 484	$ 684

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

	Three Months Ended June
$ in millions	2015		2014
Net revenues
Americas	$ 5,141	56%	$ 5,202	57%

Europe, Middle East and Africa	2,230	25%	2,737	30%

Asia	1,698	19%	1,186	13%
Total net revenues	$ 9,069	100%	$ 9,125	100%
Pre-tax earnings
Americas [1]	$ 363	21%	$ 1,452	51%

Europe, Middle East and Africa	716	41%	1,011	36%

Asia	647	38%	358	13%
Total pre-tax earnings [1,2]	$ 1,726	100%	$ 2,821	100%

	Six Months Ended June
$ in millions	2015		2014
Net revenues
Americas	$11,013	56%	$10,699	58%

Europe, Middle East and Africa	5,115	26%	5,376	29%

Asia	3,558	18%	2,378	13%
Total net revenues	$19,686	100%	$18,453	100%
Pre-tax earnings
Americas [1]	$ 2,436	43%	$ 3,142	54%

Europe, Middle East and Africa	1,813	32%	1,983	34%

Asia	1,411	25%	717	12%
Total pre-tax earnings [1,2]	$ 5,660	100%	$ 5,842	100%

1.	Both the three and six months ended June 2015 include the net provision of $1.45 billion for mortgage-related litigation and regulatory matters recorded during the second quarter ended June 2015.

2.

Operating expenses related to real estate-related exit costs, previously not allocated to the firm’s geographic regions, have now been allocated. This allocation reflects the change in the manner in which management views the performance of the geographic regions. Reclassifications have been made to previously reported geographic region amounts to conform to the current presentation.

Goldman Sachs June 2015 Form 10-Q	89

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of
$ in millions	June 2015	December 2014
U.S. government and federal agency obligations [1]	$64,724	$69,170

% of total assets	7.5%	8.1%

Non-U.S. government and agency obligations [1]	$34,006	$37,059

% of total assets	4.0%	4.3%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

As of June 2015 and December 2014, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
$ in millions	June 2015	December 2014
U.S. government and federal agency obligations	$80,766	$103,263

Non-U.S. government and agency obligations [1]	84,968	71,302

1.	Principally consists of securities issued by the governments of France, the United Kingdom, Japan and Germany.

90	Goldman Sachs June 2015 Form 10-Q

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such underwriting and the estimated lowest subsequent price of such securities and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2015 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $5.9 billion in excess of the aggregate reserves for such matters.

Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of money damages, except in those instances where management can otherwise determine an appropriate amount, (ii) matters are in early stages, (iii) matters relate to regulatory investigations or reviews, except in those instances where management can otherwise determine an appropriate amount, (iv) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (v) there is uncertainty as to the outcome of pending appeals or motions, (vi) there are significant factual issues to be resolved, and/or (vii) there are novel legal issues presented. For example, the firm’s potential liabilities with respect to future mortgage-related “put-back” claims and the action filed by the Libyan Investment Authority discussed below may ultimately result in an increase in the firm’s liabilities, but are not included in management’s estimate of reasonably possible loss. As another example, the firm’s potential liabilities with respect to the investigations and reviews discussed below under “Regulatory Investigations and Reviews and Related Litigation” also generally are not included in management’s estimate of reasonably possible loss. However, management does not believe, based on currently available information, that the outcomes of such other matters will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period. See Note 18 for further information about mortgage-related contingencies.

Goldman Sachs June 2015 Form 10-Q	91

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

GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissory damages. By a decision dated September 6, 2012, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiff’s claims with respect to 10 of the 17 offerings included in plaintiff’s original complaint but vacated the dismissal and remanded the case to the district court with instructions to reinstate the plaintiff’s claims with respect to the other seven offerings. On October 31, 2012, the plaintiff served an amended complaint relating to those seven offerings, plus seven additional offerings (additional offerings). On July 10, 2014, the court granted the defendants’ motion to dismiss as to the additional offerings. On March 23, 2015, the plaintiff moved for class certification. On June 5, 2015, the plaintiff and the defendants agreed to a settlement in principle, subject to definitive documentation and court approval, which would resolve the claims of the plaintiff and the separate plaintiff discussed below. The firm has reserved the full amount of the proposed settlement. On June 3, 2010, another investor filed a separate putative class action asserting substantively similar allegations relating to one of the additional offerings and thereafter moved to further amend its amended complaint to add claims with respect to two of the additional offerings. On March 27, 2014, the district court largely denied defendants’ motion to dismiss as to the original offering, but denied the separate plaintiff’s motion to add the two additional offerings through an amendment. On March 20, 2015, the separate plaintiff moved for class certification. The securitization trusts issued, and GS&Co. underwrote, approximately $11 billion principal amount of certificates to all purchasers in the offerings at issue in the complaints.

92	Goldman Sachs June 2015 Form 10-Q

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

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including ACA Financial Guaranty Corp., Aozora Bank, Ltd., Basis Yield Alpha Fund (Master), the Charles Schwab Corporation, CIFG Assurance of North America, Inc., Deutsche Zentral-Genossenschaftbank, the FDIC (as receiver for Guaranty Bank), the Federal Home Loan Banks of Chicago and Seattle, IKB Deutsche Industriebank AG, Massachusetts Mutual Life Insurance Company, the National Credit Union Administration (as conservator or liquidating agent for several failed credit unions), Phoenix Light SF Limited and related parties, Royal Park Investments SA/NV, Watertown Savings Bank, Commerzbank, Texas County & District Retirement System, the Commonwealth of Virginia (on behalf of the Virginia Retirement System) and the Tennessee Consolidated Retirement System) have filed complaints or summonses with notice in state and federal court or initiated arbitration proceedings against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

Norges Bank Investment Management, Selective Insurance Company and the State of Illinois (on behalf of Illinois state retirement systems) have threatened to assert claims of various types against the firm in connection with the sale of mortgage-related securities. The firm has entered into agreements with one of these entities to toll the relevant statute of limitations.

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

Goldman Sachs June 2015 Form 10-Q	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The firm has also received, and continues to receive, requests for information and/or subpoenas from, and is engaged in discussions with, the U.S. Department of Justice, other members of the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force (RMBS Working Group) and other federal, state and local regulators and law enforcement authorities as part of inquiries or investigations relating to the mortgage-related securitization process, subprime mortgages, CDOs, synthetic mortgage-related products, sales communications and particular transactions involving these products, and servicing and foreclosure activities, which may subject the firm to actions, including litigation, penalties and fines. As part of the RMBS Working Group investigation, the U.S. Attorney for the Eastern District of California, in connection with potentially bringing a civil action, has concluded that the firm violated federal law in connection with its underwriting, securitization and sale of residential mortgage-backed securities. The firm is in discussions with the RMBS Working Group with respect to potential resolution of this matter and were it to be resolved, of which there can be no assurance, such resolution may result in significant penalties and other costs. The firm is cooperating with these regulators and other authorities, including in some cases agreeing to the tolling of the relevant statute of limitations. See also “Regulatory Investigations and Reviews and Related Litigation” below.

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

94	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GT Advanced Technologies Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions filed in October 2014 in the U.S. District Court for the District of New Hampshire. In addition to the underwriters, the defendants include certain directors and officers of GT Advanced Technologies Inc. (GT Advanced Technologies). As to the underwriters, the complaints generally allege misstatements and omissions in connection with the December 2013 offerings by GT Advanced Technologies of approximately $86 million of common stock and $214 million principal amount of convertible senior notes, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. On July 20, 2015, the plaintiffs filed a consolidated amended complaint. GS&Co. underwrote 3,479,769 shares of common stock and $75 million principal amount of notes for an aggregate offering price of approximately $105 million. On October 6, 2014, GT Advanced Technologies filed for Chapter 11 bankruptcy.

FireEye Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in June 2014 in the California Superior Court, County of Santa Clara. In addition to the underwriters, the defendants include FireEye, Inc. (FireEye) and certain of its directors and officers. The complaints generally allege misstatements and omissions in connection with the offering materials for the March 2014 offering of approximately $1.15 billion of FireEye common stock, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. On July 9, 2015, the court overruled the defendants’ demurrers, which sought to have the consolidated amended complaint dismissed. GS&Co. underwrote 2,100,000 shares for a total offering price of approximately $172 million.

Cobalt International Energy Securities Litigation. Cobalt International Energy, Inc. (Cobalt), certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), affiliates of shareholders of Cobalt (including Group Inc.) and underwriters (including GS&Co.) for certain offerings of Cobalt’s securities are defendants in a putative securities class action filed on November 30, 2014 in the U.S. District Court for the Southern District of Texas. The consolidated amended complaint, filed on May 1, 2015, asserts claims under the federal securities laws, seeks compensatory and rescissory damages in unspecified amounts and alleges material misstatements and omissions concerning Cobalt in connection with a $1.67 billion February 2012 offering of Cobalt common stock, a $1.38 billion December 2012 offering of Cobalt’s convertible notes, a $1.00 billion January 2013 offering of Cobalt’s common stock, a $1.33 billion May 2013 offering of Cobalt’s common stock, and a $1.30 billion May 2014 offering of Cobalt’s convertible notes. The consolidated amended complaint alleges that, among others, Group Inc. and GS&Co. are liable as controlling persons with respect to all five offerings. The consolidated amended complaint also seeks damages from GS&Co. in connection with its acting as an underwriter of 14,430,000 shares of common stock representing an aggregate offering price of approximately $465 million, $690 million principal amount of convertible notes, and approximately $508 million principal amount of convertible notes in the February 2012, December 2012 and May 2014 offerings, respectively, for an aggregate offering price of approximately $1.66 billion. On June 30, 2015, all defendants moved to dismiss the consolidated amended complaint.

Solazyme, Inc. Securities Litigation. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on June 24, 2015 in the U.S. District Court for the Northern District of California. In addition to the underwriters, the defendants include Solazyme, Inc. (Solazyme) and certain of its directors and officers. As to the underwriters, the complaints generally allege misstatements and omissions in connection with March 2014 offerings by Solazyme of approximately $63 million of common stock and $150 million principal amount of convertible senior subordinated notes, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. GS&Co. underwrote 3,450,000 shares of common stock and $150 million principal amount of notes for an aggregate offering price of approximately $187 million.

Goldman Sachs June 2015 Form 10-Q	95

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

96	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Municipal Securities Matters. GS&Co. (along with, in some cases, other financial services firms) is named by municipalities, municipal-owned entities, state-owned agencies or instrumentalities and non-profit entities in a number of FINRA arbitrations and federal court cases based on GS&Co.’s role as underwriter of the claimants’ issuances of an aggregate of approximately $2 billion of auction rate securities from 2003 through 2007 and as a broker-dealer with respect to auctions for these securities. The claimants generally allege that GS&Co. failed to disclose that it had a practice of placing cover bids in auctions, and/or failed to inform the claimant of the deterioration of the auction rate market beginning in the fall of 2007, and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market in February 2008. Certain claimants also allege that GS&Co. advised them to enter into interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses. The claims include breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD. Certain of the arbitrations have been enjoined in accordance with the exclusive forum selection clauses in the transaction documents. In addition, GS&Co. has filed motions with the FINRA Panels to dismiss the arbitrations, one of which has been granted, and has filed a motion to dismiss one of the proceedings pending in federal court. GS&Co. has also reached settlements in two actions and settlements in principle in two actions.

U.S. Treasury Securities-Related Litigation. GS&Co. is among the primary dealers named as defendants in several putative class actions relating to the market for U.S. Treasury securities, filed beginning in July 2015, in the U.S. District Court for the Southern District of New York. The complaints generally allege that the defendants violated the federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate the when-issued market and auctions for U.S. Treasury securities, as well as related futures and options, and seek declaratory and injunctive relief, treble damages in an unspecified amount and restitution.

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

GS Power, Metro and GSI are among the defendants named in putative class actions, filed beginning on May 23, 2014 in the U.S. District Court for the Southern District of New York, based on similar alleged violations of the federal antitrust laws in connection with the management of zinc storage facilities. On June 17, 2015, the plaintiffs filed a consolidated amended complaint.

GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014, in the U.S. District Court for the Southern District of New York. The complaints generally allege that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On April 21, 2015, the plaintiffs filed a consolidated amended complaint. On June 22, 2015, the defendants moved to dismiss. On July 27, 2015, the plaintiffs filed a second amended consolidated complaint.

Goldman Sachs June 2015 Form 10-Q	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ISDAFIX-Related Litigation. Group Inc. is among the defendants named in several putative class actions relating to trading in interest rate derivatives, filed beginning in September 2014 in the U.S. District Court for the Southern District of New York. The second consolidated amended complaint, filed on February 12, 2015, asserts claims under the federal antitrust laws and state common law in connection with an alleged conspiracy to manipulate the ISDAFIX benchmark and seeks declaratory and injunctive relief as well as treble damages in an unspecified amount. Defendants moved to dismiss the second consolidated amended complaint on April 13, 2015.

Currencies-Related Litigation. GS&Co. and Group Inc. are among the defendants named in several putative antitrust class actions relating to trading in the foreign exchange markets, filed beginning in December 2013 in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On February 13, 2014, the cases were consolidated into one action, and a consolidated amended complaint was filed on March 31, 2014. On January 28, 2015, the court denied defendants’ motion to dismiss the consolidated action. On July 16, 2015, the plaintiffs filed a second consolidated amended complaint.

On May 8, 2015, GS&Co. and Group Inc. agreed to a settlement in principle with plaintiffs in the action discussed above, subject to definitive documentation and court approval. The firm has reserved the full amount of the proposed settlement.

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

On June 3, 2015, GS&Co. and Group Inc. were among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on behalf of certain ERISA employee benefit plans. As to the claims brought against GS&Co. and Group Inc., the complaint generally alleges that the defendants violated ERISA in connection with an alleged conspiracy to manipulate the foreign currency exchange markets, which caused losses to ERISA plans for which the defendants provided foreign exchange services or otherwise authorized the execution of foreign exchange services. Plaintiffs seek declaratory and injunctive relief as well as restitution and disgorgement in an unspecified amount.

Compensation-Related Litigation. On June 9, 2015, Group Inc. and certain of its current and former directors were named as defendants in a purported shareholder derivative action in the Court of Chancery of the State of Delaware. The derivative complaint alleges that excessive compensation has been paid to such directors since 2012. The derivative complaint includes allegations of breach of fiduciary duty and unjust enrichment and seeks, among other things, unspecified monetary damages, disgorgement of director compensation and reform of the firm’s stock incentive plan.

98	Goldman Sachs June 2015 Form 10-Q

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

Goldman Sachs is cooperating with all such regulatory investigations and reviews.

Goldman Sachs June 2015 Form 10-Q	99

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2015, the related condensed consolidated statements of earnings for the three and six months ended June 30, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, the condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2015, and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

July 31, 2015

100	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of consolidated average balances and interest rates. Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

	Three Months Ended June
	2015			2014
$ in millions	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
U.S.	$ 56,492	$ 36	0.26%	$ 49,688	$ 44	0.36%

Non-U.S.	4,559	5	0.44%	5,079	5	0.39%
Total deposits with banks	61,051	41	0.27%	54,767	49	0.36%
U.S.	178,189	(121)	(0.27)%	188,942	(122)	(0.26)%

Non-U.S.	111,167	150	0.54%	118,789	141	0.48%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	289,356	29	0.04%	307,731	19	0.02%
U.S.	152,674	971	2.55%	178,858	1,311	2.94%

Non-U.S.	99,851	503	2.02%	103,590	657	2.54%
Total financial instruments owned, at fair value [1]	252,525	1,474	2.34%	282,448	1,968	2.79%
U.S.	31,901	252	3.17%	19,618	146	2.98%

Non-U.S.	2,223	21	3.79%	973	14	5.86%
Total loans receivable	34,124	273	3.21%	20,591	160	3.11%
U.S.	69,980	190	1.09%	91,734	251	1.10%

Non-U.S.	54,235	143	1.06%	58,419	132	0.90%
Total other interest-earning assets [2]	124,215	333	1.08%	150,153	383	1.02%
Total interest-earning assets	761,271	2,150	1.13%	815,690	2,579	1.27%
Cash and due from banks	6,188			4,856

Other non-interest-earning assets [1]	99,847			91,178
Total assets	$867,306			$911,724
Liabilities
U.S.	$ 71,325	$ 86	0.48%	$ 60,559	$ 71	0.47%

Non-U.S.	13,626	12	0.35%	9,687	11	0.46%
Total interest-bearing deposits	84,951	98	0.46%	70,246	82	0.47%
U.S.	58,030	51	0.35%	80,240	54	0.27%

Non-U.S.	34,475	24	0.28%	63,469	71	0.45%
Total securities loaned and securities sold under agreements to repurchase	92,505	75	0.33%	143,709	125	0.35%
U.S.	33,334	135	1.62%	40,743	193	1.90%

Non-U.S.	37,815	193	2.05%	47,501	253	2.14%
Total financial instruments sold, but not yet purchased, at fair value [1]	71,149	328	1.85%	88,244	446	2.03%
U.S.	43,797	119	1.09%	45,638	96	0.84%

Non-U.S.	14,509	7	0.19%	19,013	8	0.17%
Total short-term borrowings [3]	58,306	126	0.87%	64,651	104	0.65%
U.S.	168,299	1,049	2.50%	165,030	913	2.22%

Non-U.S.	8,873	48	2.17%	6,510	12	0.74%
Total long-term borrowings [3]	177,172	1,097	2.48%	171,540	925	2.16%
U.S.	155,180	(375)	(0.97)%	157,402	(226)	(0.58)%

Non-U.S.	62,435	138	0.89%	65,357	123	0.75%
Total other interest-bearing liabilities [4]	217,615	(237)	(0.44)%	222,759	(103)	(0.19)%
Total interest-bearing liabilities	701,698	1,487	0.85%	761,149	1,579	0.83%
Non-interest-bearing deposits	1,720			726

Other non-interest-bearing liabilities [1]	76,986			69,175
Total liabilities	780,404			831,050

Shareholders’ equity
Preferred stock	10,700			8,700

Common stock	76,202			71,974
Total shareholders’ equity	86,902			80,674
Total liabilities and shareholders’ equity	$867,306			$911,724
Interest rate spread			0.28%			0.44%

U.S.		$ 263	0.22%		$ 529	0.40%

Non-U.S.		400	0.59%		471	0.66%
Net interest income and net yield on interest-earning assets		663	0.35%		1,000	0.49%
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			35.73%			35.17%

Liabilities			24.47%			27.79%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

3.	Interest rates include the effects of interest rate swaps accounted for as hedges.

4.	Substantially all consists of certain payables to customers and counterparties.

Goldman Sachs June 2015 Form 10-Q	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Six Months Ended June
	2015			2014
$ in millions	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
U.S.	$ 56,387	$ 70	0.25%	$ 53,248	$ 84	0.32%

Non-U.S.	4,098	9	0.44%	6,861	15	0.44%
Total deposits with banks	60,485	79	0.26%	60,109	99	0.33%
U.S.	176,885	(241)	(0.27)%	201,471	(240)	(0.24)%

Non-U.S.	109,785	240	0.44%	118,704	277	0.47%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	286,670	(1)	(0.00)%	320,175	37	0.02%
U.S.	155,056	2,002	2.60%	175,131	2,669	3.07%

Non-U.S.	99,297	946	1.92%	102,478	1,344	2.64%
Total financial instruments owned, at fair value [1]	254,353	2,948	2.34%	277,609	4,013	2.92%
U.S.	30,259	490	3.27%	17,950	268	3.01%

Non-U.S.	1,737	36	4.18%	932	28	6.00%
Total loans receivable	31,996	526	3.32%	18,882	296	3.15%
U.S.	67,844	366	1.09%	90,944	422	0.94%

Non-U.S.	62,805	267	0.86%	54,678	306	1.13%
Total other interest-earning assets [2]	130,649	633	0.98%	145,622	728	1.01%
Total interest-earning assets	764,153	4,185	1.10%	822,397	5,173	1.27%
Cash and due from banks	5,980			4,852

Other non-interest-earning assets [1]	101,892			92,847
Total assets	$872,025			$920,096
Liabilities
U.S.	$ 71,043	$ 161	0.46%	$ 60,381	$ 141	0.47%

Non-U.S.	13,177	22	0.34%	9,778	26	0.54%
Total interest-bearing deposits	84,220	183	0.44%	70,159	167	0.48%
U.S.	59,503	101	0.34%	94,015	103	0.22%

Non-U.S.	32,008	47	0.30%	65,761	156	0.48%
Total securities loaned and securities sold under agreements to repurchase	91,511	148	0.33%	159,776	259	0.33%
U.S.	33,973	303	1.80%	41,620	463	2.24%

Non-U.S.	38,320	354	1.86%	46,568	516	2.23%
Total financial instruments sold, but not yet purchased, at fair value [1]	72,293	657	1.83%	88,188	979	2.24%
U.S.	42,802	238	1.12%	44,342	183	0.83%

Non-U.S.	14,971	13	0.18%	20,258	16	0.16%
Total short-term borrowings [3]	57,773	251	0.88%	64,600	199	0.62%
U.S.	167,220	1,822	2.20%	163,719	1,763	2.17%

Non-U.S.	8,450	86	2.05%	6,272	65	2.09%
Total long-term borrowings [3]	175,670	1,908	2.19%	169,991	1,828	2.17%
U.S.	156,986	(714)	(0.92)%	153,659	(530)	(0.70)%

Non-U.S.	63,260	230	0.73%	63,582	234	0.74%
Total other interest-bearing liabilities [4]	220,246	(484)	(0.44)%	217,241	(296)	(0.27)%
Total interest-bearing liabilities	701,713	2,663	0.77%	769,955	3,136	0.82%
Non-interest-bearing deposits	1,613			718

Other non-interest-bearing liabilities [1]	83,175			69,534
Total liabilities	786,501			840,207

Shareholders’ equity
Preferred stock	10,057			8,057

Common stock	75,467			71,832
Total shareholders’ equity	85,524			79,889
Total liabilities and shareholders’ equity	$872,025			$920,096
Interest rate spread			0.33%			0.45%

U.S.		$ 776	0.32%		$1,080	0.40%

Non-U.S.		746	0.54%		957	0.68%
Net interest income and net yield on interest-earning assets		1,522	0.40%		2,037	0.50%
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			36.34%			34.49%

Liabilities			24.25%			27.56%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

3.	Interest rates include the effects of interest rate swaps accounted for as hedges.

4.	Substantially all consists of certain payables to customers and counterparties.

102	Goldman Sachs June 2015 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results

of Operations

Goldman Sachs June 2015 Form 10-Q	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Introduction

The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, together with its consolidated subsidiaries (collectively, the firm), is a leading global investment banking, securities and investment management firm that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world.

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

When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean Group Inc. and its consolidated subsidiaries.

References to “the June 2015 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. All references to “the condensed consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of the June 2015 Form 10-Q. All references to June 2015, March 2015 and June 2014 refer to our periods ended, or the dates, as the context requires, June 30, 2015, March 31, 2015 and June 30, 2014, respectively. All references to December 2014 refer to the date December 31, 2014. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended June 2015 versus June 2014. The firm generated net earnings of $1.05 billion and diluted earnings per common share of $1.98 for the second quarter of 2015, a decrease of 49% and 52%, respectively, compared with $2.04 billion and $4.10 per share for the second quarter of 2014. Annualized return on average common shareholders’ equity (ROE) was 4.8% for the second quarter of 2015, compared with 10.9% for the second quarter of 2014.

During the quarter, the firm recorded $1.45 billion in net provisions for mortgage-related litigation and regulatory matters. These provisions reduced diluted earnings per common share for the second quarter of 2015 by $2.77, and reduced annualized ROE for the second quarter of 2015 by 6.7 percentage points.

Book value per common share was $169.33 and tangible book value per common share 1 was $160.11 as of June 2015, both essentially unchanged compared with the end of the first quarter of 2015 and 4% higher compared with the end of 2014.

Net revenues were $9.07 billion for the second quarter of 2015, essentially unchanged compared with the second quarter of 2014, as higher net revenues in both Investment Banking and Investment Management were offset by lower net revenues in both Investing & Lending and Institutional Client Services.

Operating expenses were $7.34 billion for the second quarter of 2015, 16% higher than the second quarter of 2014, due to significantly higher non-compensation expenses, reflecting significantly higher net provisions for mortgage-related litigation and regulatory matters. Compensation and benefits expenses were slightly lower compared with the same prior year period.

1.

Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Balance Sheet and Funding Sources – Balance Sheet Analysis and Metrics” below for further information about our calculation of tangible book value per common share.

104	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We continued to maintain strong capital ratios and liquidity. As of June 2015, our Common Equity Tier 1 ratio 1 as computed in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 11.8% and 12.5%, respectively. In addition, our global core liquid assets 2 were $189 billion as of June 2015.

Six Months Ended June 2015 versus June 2014. The firm generated net earnings of $3.89 billion and diluted earnings per common share of $7.93 for the first half of 2015, a decrease of 4% and 2%, respectively, compared with $4.07 billion and $8.13 per share for the first half of 2014. Annualized ROE was 9.7% for the first half of 2015, compared with 10.9% for the first half of 2014.

Net provisions for mortgage-related litigation and regulatory matters of $1.45 billion recorded in the second quarter reduced diluted earnings per common share for the first half of 2015 by $2.76, and reduced annualized ROE for the first half of 2015 by 3.4 percentage points.

Net revenues were $19.69 billion for the first half of 2015, 7% higher than the first half of 2014, reflecting higher net revenues in Institutional Client Services, Investment Banking and Investment Management, partially offset by slightly lower net revenues in Investing & Lending.

Operating expenses were $14.03 billion for the first half of 2015, 11% higher than the first half of 2014, primarily due to significantly higher non-compensation expenses, reflecting significantly higher net provisions for mortgage-related litigation and regulatory matters. In addition, compensation and benefits expenses were slightly higher compared with the same prior year period.

1.	See Note 20 to the condensed consolidated financial statements for further information about our capital ratios.

2.	See “Risk Management and Risk Factors — Liquidity Risk Management” below for further information about our global core liquid assets.

Goldman Sachs June 2015 Form 10-Q	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

During the second quarter of 2015, global economic conditions appeared to be stronger overall compared with the previous quarter, as real gross domestic product (GDP) in the United States increased following a weak first quarter, growth in China picked up following the actions taken by the People’s Bank of China (PBOC) to ease financial conditions, and growth in Europe improved. However, growth in Japan appeared to decline significantly. Concerns about the debt situation in Greece dampened equity markets in Europe, while long-term government bond yields in Europe and the United States shifted higher compared with the end of the first quarter of 2015. In Asian equity markets, the Shanghai Composite Index rose rapidly over the quarter before sharply reversing much of these gains in the middle of June. These dramatic moves in the Chinese equity market, along with a continued period of low commodity prices, have intensified concerns about the outlook for growth in China. During the second quarter of 2015, the U.S. dollar weakened against several major currencies, after steadily trending stronger during previous quarters. In investment banking, industry-wide mergers and acquisitions activity continued to be strong, while industry-wide equity underwriting activity increased and industry-wide debt underwriting activity declined compared with the first quarter of 2015.

United States

In the United States, real GDP growth increased compared with the first quarter of 2015, reflecting an improvement in personal consumption expenditures and an upturn in exports. Measures of consumer confidence declined slightly but remained high, and home sales were lower, while housing starts increased. The unemployment rate declined slightly in the second quarter and measures of inflation remained low. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25%, and indicated that policymakers are split between projecting one or two rate hikes later this year. The 10-year U.S. Treasury note yield ended the quarter at 2.35%, 41 basis points higher compared with the end of the first quarter of 2015. In equity markets, the NASDAQ Composite Index increased by 2%, the Dow Jones Industrial Average decreased by 1% and the S&P 500 Index was essentially unchanged compared with the end of the previous quarter.

Europe

In the Euro area, real GDP growth appeared to increase slightly during the quarter, reflecting small improvements in the growth of consumer and government spending, and exports. Measures of inflation increased as the European Central Bank (ECB) continued its asset purchase program. The ECB also maintained its main refinancing operations rate at 0.05% and the deposit rate at (0.20)%. Measures of unemployment remained high and the Euro appreciated by 4% against the U.S. dollar compared with the end of the first quarter of 2015. In the United Kingdom, real GDP growth increased compared with the previous quarter. The Bank of England maintained its official bank rate at 0.50%, and the British pound appreciated by 6% against the U.S. dollar. Long-term government bond yields generally increased in both core and periphery economies. In equity markets, the DAX Index, Euro Stoxx 50 Index, CAC 40 Index and FTSE 100 Index declined by 9%, 7%, 5% and 4%, respectively, compared with the end of the first quarter of 2015.

Asia

In Japan, real GDP growth appeared to decline significantly compared with the first quarter of 2015 alongside a sharp decline in fixed investment. Inflation was significantly below Bank of Japan’s (BOJ) 2% inflation target, and the BOJ pushed back the timing for achieving 2% inflation to the end of the third quarter while continuing its program of monetary easing. The yield on 10-year Japanese government bonds increased slightly, the U.S. dollar appreciated by 2% against the Japanese yen, and the Nikkei 225 Index increased by 5% compared with the end of the first quarter of 2015. In China, real GDP growth increased during the quarter and the PBOC lowered the reserve requirement ratio. In equity markets, the Shanghai Composite Index and Hang Seng Index increased by 14% and 5%, respectively, during the quarter. In India, economic growth appeared to slow compared with the previous quarter. The U.S. dollar appreciated by 2% against the Indian rupee and the BSE Sensex Index decreased by 1% compared with the end of the first quarter of 2015.

106	Goldman Sachs June 2015 Form 10-Q

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

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of June 2015, March 2015 and December 2014, level 3 financial assets represented 3.8%, 4.0% and 4.2%, respectively, of our total assets. See Note 5 for further information on level 3 financial assets. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs June 2015 Form 10-Q	107

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

Review of Valuation Models. The firm’s independent model risk management group (Model Risk Management), consisting of quantitative professionals who are separate from model developers, performs an independent model approval process. This process incorporates a review of a diverse set of model and trade parameters across a broad range of values (including extreme and/or improbable conditions) in order to critically evaluate:

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

Level 3 Financial Assets at Fair Value. Total level 3 financial assets were $32.41 billion, $34.34 billion and $35.78 billion as of June 2015, March 2015 and December 2014, respectively.

See Notes 5 through 8 to the condensed consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements.

108	Goldman Sachs June 2015 Form 10-Q

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

See Note 13 to the condensed consolidated financial statements for information about impairments of our identifiable intangible assets.

Recent Accounting Developments

See Note 3 to the condensed consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs June 2015 Form 10-Q	109

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

110	Goldman Sachs June 2015 Form 10-Q

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

Financial Overview

The table below presents an overview of our financial results.

$ in millions, except per share amounts	Three Months Ended June		Six Months Ended June
	2015	2014	2015	2014
Net revenues	$9,069	$ 9,125	$19,686	$18,453

Pre-tax earnings	1,726	2,821	5,660	5,842

Net earnings	1,048	2,037	3,892	4,070

Net earnings applicable to common shareholders	916	1,953	3,664	3,902

Diluted earnings per common share	1.98	4.10	7.93	8.13

Annualized return on average common shareholders’ equity [1]	4.8%	10.9%	9.7%	10.9%

1.

Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Total shareholders’ equity	$ 86,902	$80,674	$85,524	$79,889

Preferred stock	(10,700)	(8,700)	(10,057)	(8,057)
Common shareholders’ equity	$ 76,202	$71,974	$75,467	$71,832

The table below presents selected financial ratios.

	Three Months Ended June		Six Months Ended June
	2015	2014	2015	2014
Annualized net earnings to average assets	0.5%	0.9%	0.9%	0.9%

Annualized return on average total shareholders’ equity [1]	4.8%	10.1%	9.1%	10.2%

Total average equity to average assets	10.0%	8.8%	9.8%	8.7%

Dividend payout ratio [2]	32.8%	13.4%	15.8%	13.5%

1.	Annualized return on average total shareholders’ equity is computed by dividing annualized net earnings by average monthly total shareholders’ equity.

2.	Dividend payout ratio is computed by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

The table below presents our net revenues by line item on the condensed consolidated statements of earnings.

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Investment banking	$2,019	$1,781	$ 3,924	$ 3,560

Investment management	1,566	1,378	3,069	2,876

Commissions and fees	805	786	1,658	1,658

Market making	2,309	2,185	6,234	4,824

Other principal transactions	1,707	1,995	3,279	3,498
Total non-interest revenues	8,406	8,125	18,164	16,416
Interest income	2,150	2,579	4,185	5,173

Interest expense	1,487	1,579	2,663	3,136
Net interest income	663	1,000	1,522	2,037
Total net revenues	$9,069	$9,125	$19,686	$18,453

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

Goldman Sachs June 2015 Form 10-Q	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended June 2015 versus June 2014

Net revenues on the condensed consolidated statements of earnings were $9.07 billion for the second quarter of 2015, essentially unchanged compared with the second quarter of 2014. Net revenues for the second quarter of 2015 reflected increases in investment banking revenues, investment management revenues and market-making revenues compared with the second quarter of 2014. In addition, commissions and fees were slightly higher. These increases were offset by significantly lower net interest income and lower other principal transactions revenues.

During the second quarter of 2015, the operating environment for market-making activities was characterized by a shift in the macroeconomic backdrop, along with concerns about the debt situation in Greece and the economy in China, which negatively impacted client activity and market-making conditions, particularly in fixed income products. The operating environment for investment banking activities was characterized by continued strong industry-wide mergers and acquisitions activity, while investment management reflected an environment of relatively stable asset prices in the United States, a decrease in equity prices in Europe and an increase in equity prices in Asia. In addition, other principal transactions were impacted by strong corporate performance and favorable company-specific events, as well as gains from our investments in public equities. If macroeconomic concerns continue over the long term, and market-making activity levels continue to decline, or investment banking activity levels or assets under supervision decline, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about material trends and uncertainties that may impact our results of operations.

Non-Interest Revenues. Investment banking revenues on the condensed consolidated statements of earnings were $2.02 billion for the second quarter of 2015, 13% higher than the second quarter of 2014, due to significantly higher revenues in financial advisory, reflecting an increase in industry-wide completed mergers and acquisitions. Revenues in underwriting were lower compared with a strong second quarter of 2014, due to lower revenues in debt underwriting, reflecting lower leveraged finance activity. Revenues in equity underwriting were higher, including an increase in revenues from secondary offerings.

Investment management revenues on the condensed consolidated statements of earnings were $1.57 billion for the second quarter of 2015, 14% higher than the second quarter of 2014, due to significantly higher incentive fees, as well as higher management and other fees and transaction revenues.

Commissions and fees on the condensed consolidated statements of earnings were $805 million for the second quarter of 2015, 2% higher than the second quarter of 2014, due to higher commissions and fees in Asia, reflecting an increase in client activity, consistent with higher listed cash equity volumes in this region.

Market-making revenues on the condensed consolidated statements of earnings were $2.31 billion for the second quarter of 2015, 6% higher than the second quarter of 2014, due to significantly higher revenues in interest rate products, equity derivatives and equity cash products. These increases were partially offset by significantly lower revenues in credit products and mortgages. Revenues in currencies were slightly lower compared with the second quarter of 2014, while revenues in commodities were essentially unchanged.

Other principal transactions revenues on the condensed consolidated statements of earnings were $1.71 billion for the second quarter of 2015, 14% lower than the second quarter of 2014. Revenues from investments in equity securities were lower due to a significant decrease in net gains from private equities, primarily driven by lower results from company-specific events during the second quarter of 2015, as well as a significant decrease in revenues related to our consolidated investments, primarily reflecting the sale of Metro International Trade Services (Metro) in the fourth quarter of 2014. These decreases were partially offset by a significant increase in net gains from public equities. Revenues from debt securities and loans were significantly lower compared with the second quarter of 2014, reflecting lower net gains related to relationship lending.

Net Interest Income. Net interest income on the condensed consolidated statements of earnings was $663 million for the second quarter of 2015, 34% lower than the second quarter of 2014, primarily due to lower interest income resulting from a reduction in total average financial instruments owned, at fair value, partially offset by lower interest expense related to other interest-bearing liabilities and financial instruments sold, but not yet purchased, at fair value. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

112	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2015 versus June 2014

Net revenues on the condensed consolidated statements of earnings were $19.69 billion for the first half of 2015, 7% higher than the first half of 2014, due to significantly higher market-making revenues and, to a lesser extent, higher investment banking revenues and investment management revenues. These increases were partially offset by significantly lower net interest income and lower other principal transactions revenues. Commissions and fees were unchanged compared with the first half of 2014.

During the first half of 2015, the operating environment for market-making activities was positively impacted by diverging central bank monetary policies in the United States and the Euro area in the first quarter, as increased volatility levels contributed to strong client activity levels in currencies, interest rate products and equity products, and market-making conditions improved. However, during the second quarter, a shift in the macroeconomic backdrop negatively impacted client activity and market-making conditions, particularly in fixed income products. The operating environment for investment banking activities for the first half of 2015 was characterized by strong industry-wide mergers and acquisitions activity, while investment management reflected an environment of relatively stable asset prices in the United States and generally higher equity prices across other regions. In addition, other principal transactions were impacted by strong corporate performance and favorable company-specific events, as well as the impact of generally higher global equity prices. If macroeconomic concerns continue over the long term, and market-making activity levels, investment banking activity levels or assets under supervision decline, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about material trends and uncertainties that may impact our results of operations.

Non-Interest Revenues. Investment banking revenues on the condensed consolidated statements of earnings were $3.92 billion for the first half of 2015, 10% higher than the first half of 2014, due to significantly higher revenues in financial advisory, reflecting strong client activity, particularly in the United States. Industry-wide completed mergers and acquisitions increased significantly compared with the same prior year period. Revenues in underwriting were lower compared with a strong first half of 2014, due to significantly lower revenues in debt underwriting, reflecting lower leveraged finance activity. Revenues in equity underwriting were higher, reflecting an increase in revenues from secondary offerings.

Investment management revenues on the condensed consolidated statements of earnings were $3.07 billion for the first half of 2015, 7% higher than the first half of 2014, reflecting higher management and other fees, due to higher average assets under supervision. In addition, incentive fees and transaction revenues were both higher.

Commissions and fees on the condensed consolidated statements of earnings were $1.66 billion for the first half of 2015, unchanged compared with the first half of 2014.

Market-making revenues on the condensed consolidated statements of earnings were $6.23 billion for the first half of 2015, 29% higher than the first half of 2014, due to significantly higher revenues in interest rate products, currencies, equity derivatives and equity cash products. These increases were partially offset by significantly lower revenues in credit products, mortgages and commodities.

Other principal transactions revenues on the condensed consolidated statements of earnings were $3.28 billion for the first half of 2015, 6% lower than the first half of 2014. Revenues from debt securities and loans were significantly lower compared with the first half of 2014, primarily reflecting lower net gains related to relationship lending. Revenues from investments in equity securities were essentially unchanged compared with the first half of 2014, reflecting a significant increase in net gains from public equities, as movements in global equity prices during the first half of 2015 were generally more favorable compared with the same prior year period, partially offset by a decrease in net gains from private equities, primarily driven by lower results from company-specific events. In addition, revenues related to our consolidated investments were significantly lower compared with the first half of 2014, primarily reflecting the sale of Metro in the fourth quarter of 2014.

Net Interest Income. Net interest income on the condensed consolidated statements of earnings was $1.52 billion for the first half of 2015, 25% lower than the first half of 2014, primarily due to lower interest income resulting from a reduction in total average assets, partially offset by lower interest expense due to a reduction in total average liabilities. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Goldman Sachs June 2015 Form 10-Q	113

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

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Compensation and benefits	$ 3,809	$ 3,924	$ 8,268	$ 7,935

Brokerage, clearing, exchange and distribution fees	647	613	1,285	1,208

Market development	147	141	286	279

Communications and technology	203	186	401	386

Depreciation and amortization	265	294	484	684

Occupancy	186	205	390	415

Professional fees	250	224	461	436

Other expenses	1,836	717	2,451	1,268
Total non-compensation expenses	3,534	2,380	5,758	4,676
Total operating expenses	$ 7,343	$ 6,304	$14,026	$12,611
Total staff at period-end	34,900	32,400

Three Months Ended June 2015 versus June 2014. Operating expenses on the condensed consolidated statements of earnings were $7.34 billion for the second quarter of 2015, 16% higher than the second quarter of 2014. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $3.81 billion for the second quarter of 2015, 3% lower than the second quarter of 2014, due to a decline in the ratio of compensation and benefits to net revenues from 43.0% for the second quarter of 2014 to 42.0% for the second quarter of 2015. Total staff increased 1% during the second quarter of 2015.

Non-compensation expenses on the condensed consolidated statements of earnings were $3.53 billion for the second quarter of 2015, 48% higher than the second quarter of 2014, due to significantly higher net provisions for mortgage-related litigation and regulatory matters, which are included in other expenses, and, to a lesser extent, higher brokerage, clearing, exchange and distribution fees. These increases were partially offset by lower operating expenses related to consolidated investments, primarily included in other expenses. The second quarter of 2015 included net provisions for litigation and regulatory proceedings of $1.45 billion compared with $284 million for the second quarter of 2014.

Six Months Ended June 2015 versus June 2014. Operating expenses on the condensed consolidated statements of earnings were $14.03 billion for the first half of 2015, 11% higher than the first half of 2014. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $8.27 billion for the first half of 2015, 4% higher than the first half of 2014. This increase reflected an increase in net revenues, partially offset by a decline in the ratio of compensation and benefits to net revenues from 43.0% for the first half of 2014 to 42.0% for the first half of 2015. Total staff increased 3% during the first half of 2015.

Non-compensation expenses on the condensed consolidated statements of earnings were $5.76 billion for the first half of 2015, 23% higher than the first half of 2014, due to significantly higher net provisions for mortgage-related litigation and regulatory matters, which are included in other expenses, and, to a lesser extent, higher brokerage, clearing, exchange and distribution fees. These increases were partially offset by significantly lower depreciation and amortization expenses, primarily reflecting lower impairment charges related to consolidated investments. The first half of 2015 included net provisions for litigation and regulatory proceedings of $1.64 billion compared with $399 million for the first half of 2014.

114	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Provision for Taxes

The effective income tax rate for the first half of 2015 was 31.2%, up from 27.7% for the first quarter of 2015, as a result of estimated non-deductible provisions for mortgage-related litigation and regulatory matters, partially offset by a benefit related to the determination that certain non-U.S. earnings would be permanently reinvested abroad, and down slightly from the full year tax rate of 31.4% for 2014.

The rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired effective December 31, 2014. This change did not have a material impact on our effective tax rate for the six months ended June 2015, and we do not expect it will have a material impact on our effective tax rate for the remainder of 2015. This change may have a material impact on our effective tax rate for 2016 if the expired provisions are not re-enacted.

New York State enacted executive budget legislation for the 2015-2016 fiscal year which makes changes to the income taxation of corporations doing business in New York City. This change did not have a material impact on our effective tax rate for the six months ended June 2015, and we do not expect this legislation will have a material impact on our effective tax rate for the remainder of 2015 or 2016.

In July 2015, the United Kingdom government announced a budget proposal which contained several changes that will impact our subsidiaries operating in the U.K., including: (i) an 8 percentage point surcharge on banking profits effective in 2016, (ii) a 1 percentage point reduction in corporate income tax rates effective in 2017, (iii) a further 1 percentage point reduction in corporate tax rates effective in 2020, and (iv) a phased-in reduction from 2016 through 2021 in the U.K. Bank Levy rate (for which the related expense is included in our non-compensation expenses). Deferred income tax assets will be remeasured upon the enactment of these provisions. We are evaluating the potential impact of these changes, which will depend upon the timing of enactment, as well as the level, composition and geographic mix of our future earnings and our balance sheet.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings/(loss) of our segments.

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Investment Banking
Net revenues	$2,019	$1,781	$ 3,924	$ 3,560

Operating expenses	1,157	1,077	2,261	2,122
Pre-tax earnings	$ 862	$ 704	$ 1,663	$ 1,438
Institutional Client Services
Net revenues	$3,601	$3,830	$ 9,060	$ 8,276

Operating expenses [1]	4,008	3,045	7,579	6,139
Pre-tax earnings/(loss) [1]	$ (407)	$ 785	$ 1,481	$ 2,137
Investing & Lending
Net revenues	$1,801	$2,072	$ 3,470	$ 3,601

Operating expenses	853	999	1,590	1,891
Pre-tax earnings	$ 948	$1,073	$ 1,880	$ 1,710
Investment Management
Net revenues	$1,648	$1,442	$ 3,232	$ 3,016

Operating expenses	1,325	1,183	2,596	2,459
Pre-tax earnings	$ 323	$ 259	$ 636	$ 557
Total net revenues	$9,069	$9,125	$19,686	$18,453

Total operating expenses [1,2]	7,343	6,304	14,026	12,611
Total pre-tax earnings [1]	$1,726	$2,821	$ 5,660	$ 5,842

1.	Both the three and six months ended June 2015 include the net provision of $1.45 billion for mortgage-related litigation and regulatory matters recorded during the second quarter ended June 2015.

2.

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

Goldman Sachs June 2015 Form 10-Q	115

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Financial Advisory	$ 821	$ 506	$1,782	$1,188
Equity underwriting	595	545	1,128	982

Debt underwriting	603	730	1,014	1,390
Total Underwriting	1,198	1,275	2,142	2,372
Total net revenues	2,019	1,781	3,924	3,560

Operating expenses	1,157	1,077	2,261	2,122
Pre-tax earnings	$ 862	$ 704	$1,663	$1,438

The table below presents our financial advisory and underwriting transaction volumes. 1

	Three Months Ended June		Six Months Ended June
$ in billions	2015	2014	2015	2014
Announced mergers and acquisitions	$ 513	$ 353	$ 709	$ 503

Completed mergers and acquisitions	256	98	571	338

Equity and equity-related offerings [2]	23	25	48	45

Debt offerings [3]	69	72	140	165

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

Three Months Ended June 2015 versus June 2014. Net revenues in Investment Banking were $2.02 billion for the second quarter of 2015, 13% higher than the second quarter of 2014.

Net revenues in Financial Advisory were $821 million, 62% higher than the second quarter of 2014, reflecting an increase in industry-wide completed mergers and acquisitions. Net revenues in Underwriting were $1.20 billion, 6% lower compared with a strong second quarter of 2014, due to lower net revenues in debt underwriting, reflecting lower leveraged finance activity. Net revenues in equity underwriting were higher, including an increase in net revenues from secondary offerings.

During the second quarter of 2015, Investment Banking operated in an environment characterized by continued strong industry-wide mergers and acquisitions activity. Industry-wide equity underwriting activity increased, particularly in initial public offerings, while industry-wide debt underwriting activity declined compared with the first quarter of 2015. In the future, if market conditions become less favorable, and client activity levels broadly decline, net revenues in Investment Banking would likely be negatively impacted.

During the second quarter of 2015, our investment banking transaction backlog decreased slightly, but was higher compared with the end of the second quarter of 2014. The decrease during the quarter was due to a decline in estimated net revenues from potential equity underwriting transactions, particularly in secondary offerings, partially offset by an increase in estimated net revenues from potential debt underwriting transactions, principally related to leveraged finance transactions. Estimated net revenues from potential advisory transactions were essentially unchanged compared with the end of the first quarter of 2015.

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

116	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating expenses were $1.16 billion for the second quarter of 2015, 7% higher than the second quarter of 2014, due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $862 million in the second quarter of 2015, 22% higher than the second quarter of 2014.

Six Months Ended June 2015 versus June 2014. Net revenues in Investment Banking were $3.92 billion for the first half of 2015, 10% higher than the first half of 2014.

Net revenues in Financial Advisory were $1.78 billion, 50% higher than the first half of 2014, reflecting strong client activity, particularly in the United States. Industry-wide completed mergers and acquisitions increased significantly compared with the same prior year period. Net revenues in Underwriting were $2.14 billion, 10% lower than a strong first half of 2014, due to significantly lower net revenues in debt underwriting, reflecting lower leveraged finance activity. Net revenues in equity underwriting were higher, reflecting an increase in net revenues from secondary offerings.

During the first half of 2015, Investment Banking operated in an environment characterized by strong industry-wide mergers and acquisitions activity. Industry-wide equity underwriting activity increased, although initial public offerings declined compared with the first half of 2014. Industry-wide debt underwriting activity declined compared with the first half of 2014. In the future, if market conditions become less favorable, and client activity levels broadly decline, net revenues in Investment Banking would likely be negatively impacted.

During the first half of 2015, our investment banking transaction backlog decreased due to a decline in estimated net revenues from potential advisory transactions, reflecting strong completed mergers and acquisitions activity. However, the backlog for advisory remained at a high level. This decrease was partially offset by an increase in estimated net revenues from potential debt underwriting transactions, principally related to leveraged finance transactions. Estimated net revenues from potential equity underwriting transactions were slightly higher compared with the end of 2014.

Operating expenses were $2.26 billion for the first half of 2015, 7% higher than the first half of 2014, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $1.66 billion in the first half of 2015, 16% higher than the first half of 2014.

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

Goldman Sachs June 2015 Form 10-Q	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Fixed Income, Currency and Commodities Client Execution	$1,604	$2,223	$4,738	$5,073
Equities client execution	787	483	1,911	899

Commissions and fees	767	751	1,575	1,579

Securities services	443	373	836	725
Total Equities	1,997	1,607	4,322	3,203
Total net revenues	3,601	3,830	9,060	8,276

Operating expenses [1]	4,008	3,045	7,579	6,139
Pre-tax earnings/(loss) [1]	$ (407)	$ 785	$1,481	$2,137

1.	Both the three and six months ended June 2015 include the net provision of $1.45 billion for mortgage-related litigation and regulatory matters recorded during the second quarter ended June 2015.

Three Months Ended June 2015 versus June 2014. Net revenues in Institutional Client Services were $3.60 billion for the second quarter of 2015, 6% lower than the second quarter of 2014.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $1.60 billion for the second quarter of 2015, 28% lower than the second quarter of 2014. Although net revenues in interest rate products were significantly higher compared with the second quarter of 2014, this increase was more than offset by significantly lower net revenues in credit products and, to a lesser extent, mortgages and currencies. The increase in interest rate products reflected higher levels of client activity, while the decreases in credit products, mortgages and currencies reflected more challenging market-making conditions during the second quarter of 2015. Net revenues in commodities were also lower.

Net revenues in Equities were $2.00 billion for the second quarter of 2015, 24% higher than the second quarter of 2014, primarily due to significantly higher net revenues in equities client execution. Net revenues in both derivatives and cash products were significantly higher compared with the second quarter of 2014, primarily reflecting increased activity in Europe and Asia. In addition, securities services net revenues were higher, reflecting the impact of higher average customer balances. Commissions and fees were slightly higher compared with the second quarter of 2014, due to higher commissions and fees in Asia, reflecting an increase in client activity, consistent with higher listed cash equity volumes in this region.

The firm elects the fair value option for certain unsecured borrowings. The fair value net gain attributable to the impact of changes in our credit spreads on these borrowings was $185 million ($153 million and $32 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the second quarter of 2015, compared with a net loss of $19 million (substantially all related to equities client execution) for the second quarter of 2014.

During the second quarter of 2015, Institutional Client Services operated in an environment characterized by a decline in client activity levels and less favorable market-making conditions in fixed income products compared with the first quarter of 2015, as a shift in the macroeconomic backdrop, along with concerns about the debt situation in Greece and the economy in China, negatively impacted client activity and market-making conditions. Client activity levels in Equities also declined compared with the first quarter, but remained strong. If macroeconomic concerns continue over the long term and activity levels continue to decline, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $4.01 billion for the second quarter of 2015, 32% higher than the second quarter of 2014, due to significantly higher net provisions for mortgage-related litigation and regulatory matters. This increase was partially offset by decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax loss was $407 million in the second quarter of 2015, compared with pre-tax earnings of $785 million in the second quarter of 2014.

118	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2015 versus June 2014. Net revenues in Institutional Client Services were $9.06 billion for the first half of 2015, 9% higher than the first half of 2014.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $4.74 billion for the first half of 2015, 7% lower than the first half of 2014, due to significantly lower net revenues in credit products and, to a lesser extent, mortgages and commodities. The decreases in credit products and mortgages reflected challenging market-making conditions and generally low levels of activity during the first half of 2015. The decline in commodities primarily reflected less favorable market-making conditions compared with the first half of 2014 which included a strong first quarter of 2014. These decreases were partially offset by significantly higher net revenues in interest rate products and currencies compared with the first half of 2014, reflecting higher volatility levels which contributed to higher client activity levels, particularly during the first quarter of 2015.

Net revenues in Equities were $4.32 billion for the first half of 2015, 35% higher than the first half of 2014, primarily due to significantly higher net revenues in equities client execution, reflecting strong results in both derivatives and cash products across all major regions. In addition, securities services net revenues were higher, reflecting the impact of higher average customer balances. Commissions and fees were essentially unchanged compared with the first half of 2014.

The firm elects the fair value option for certain unsecured borrowings. The fair value net gain attributable to the impact of changes in our credit spreads on these borrowings was $141 million ($121 million and $20 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first half of 2015, compared with a net loss of $4 million (a net gain of $16 million related to Fixed Income, Currency and Commodities Client Execution and a net loss of $20 million related to equities client execution) for the first half of 2014.

During the first half of 2015, the operating environment for Institutional Client Services was positively impacted by diverging central bank monetary policies in the United States and the Euro area in the first quarter, as increased volatility levels contributed to strong client activity levels in currencies, interest rate products and equity products, and market-making conditions improved. However, during the second quarter, a shift in the macroeconomic backdrop, along with concerns about the debt situation in Greece and the economy in China, negatively impacted client activity and market-making conditions, particularly in fixed income products. If macroeconomic concerns continue over the long term and activity levels decline, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $7.58 billion for the first half of 2015, 23% higher than the first half of 2014, primarily due to significantly higher net provisions for mortgage-related litigation and regulatory matters. Pre-tax earnings were $1.48 billion in the first half of 2015, 31% lower than the first half of 2014.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Equity securities	$1,254	$1,447	$2,414	$2,354

Debt securities and loans	547	625	1,056	1,247
Total net revenues [1]	1,801	2,072	3,470	3,601

Operating expenses	853	999	1,590	1,891
Pre-tax earnings	$ 948	$1,073	$1,880	$1,710

1.

Net revenues related to our consolidated investments, previously reported in other net revenues within Investing & Lending, are now reported in equity securities and debt securities and loans, as results from these activities ($84 million and $166 million for the three and six months ended June 2015, respectively) are no longer significant due to the sale of Metro in the fourth quarter of 2014. Reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs June 2015 Form 10-Q	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended June 2015 versus June 2014. Net revenues in Investing & Lending were $1.80 billion for the second quarter of 2015, 13% lower than the second quarter of 2014. Net revenues from investments in equity securities were lower due to a significant decrease in net gains from private equities, primarily driven by lower results from company-specific events during the second quarter of 2015, as well as a significant decrease in net revenues related to our consolidated investments, primarily reflecting the sale of Metro in the fourth quarter of 2014. These decreases were partially offset by a significant increase in net gains from public equities. Net revenues from debt securities and loans were lower compared with the second quarter of 2014, reflecting lower net gains related to relationship lending, partially offset by higher net interest income, primarily driven by increased lending.

During the second quarter of 2015, net revenues in Investing & Lending generally reflected strong corporate performance and favorable company-specific events, as well as gains from our investments in public equities. However, concerns about the outlook for the global economy and uncertainty over the impact of financial regulatory reform continue to be meaningful considerations for the global marketplace. If equity markets decline or credit spreads widen further, net revenues in Investing & Lending would likely be negatively impacted.

Operating expenses were $853 million for the second quarter of 2015, 15% lower than the second quarter of 2014, due to decreased compensation and benefits expenses, reflecting lower net revenues, and lower operating expenses related to consolidated investments. Pre-tax earnings were $948 million in the second quarter of 2015, 12% lower than the second quarter of 2014.

Six Months Ended June 2015 versus June 2014. Net revenues in Investing & Lending were $3.47 billion for the first half of 2015, 4% lower than the first half of 2014. Net revenues from debt securities and loans were lower compared with the first half of 2014, primarily reflecting lower net gains related to relationship lending, partially offset by higher net interest income, primarily driven by increased lending. Net revenues from investments in equity securities were slightly higher compared with the first half of 2014, reflecting a significant increase in net gains from public equities, as movements in global equity prices during the first half of 2015 were generally more favorable compared with the same prior year period, partially offset by a decrease in net gains from private equities, primarily driven by lower results from company-specific events. In addition, net revenues related to our consolidated investments were significantly lower compared with the first half of 2014, primarily reflecting the sale of Metro in the fourth quarter of 2014.

During the first half of 2015, net revenues in Investing & Lending generally reflected strong corporate performance and favorable company-specific events, as well as the impact of generally higher global equity prices. However, concerns about the outlook for the global economy and uncertainty over the impact of financial regulatory reform continue to be meaningful considerations for the global marketplace. If equity markets decline or credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.

Operating expenses were $1.59 billion for the first half of 2015, 16% lower than the first half of 2014, primarily due to lower impairment charges and lower operating expenses related to consolidated investments. In addition, compensation and benefits expenses were lower, reflecting lower net revenues. Pre-tax earnings were $1.88 billion in the first half of 2015, 10% higher than the first half of 2014.

120	Goldman Sachs June 2015 Form 10-Q

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

Assets under supervision include assets under management and other client assets. Assets under management include client assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds, credit funds and private equity funds (including real estate funds), and separately managed accounts for institutional and individual investors. Other client assets include client assets invested with third-party managers, bank deposits and advisory relationships where we earn a fee for advisory and other services, but do not have investment discretion. Assets under supervision do not include the self-directed brokerage assets of our clients. Long-term assets under supervision represent assets under supervision excluding liquidity products. Liquidity products represent money market and bank deposit assets.

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 40 basis points for both the three months ended June 2015 and June 2014, and 39 basis points and 40 basis points for the six months ended June 2015 and June 2014, respectively.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2015	2014	2015	2014
Management and other fees	$1,245	$1,203	$2,439	$2,355

Incentive fees	263	139	517	443

Transaction revenues	140	100	276	218
Total net revenues	1,648	1,442	3,232	3,016

Operating expenses	1,325	1,183	2,596	2,459
Pre-tax earnings	$ 323	$ 259	$ 636	$ 557

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel.

	As of
	June		December
$ in billions	2015	2014	2014	2013
Assets under management	$1,032	$1,007	$1,027	$ 919

Other client assets	150	135	151	123
Total AUS	$1,182	$1,142	$1,178	$1,042
Asset Class
Alternative investments [1]	$ 145	$ 147	$ 143	$ 142

Equity	249	231	236	208

Fixed income	525	516	516	446
Long-term AUS	919	894	895	796

Liquidity products	263	248	283	246
Total AUS	$1,182	$1,142	$1,178	$1,042
Distribution Channel
Directly distributed:
Institutional	$ 427	$ 409	$ 412	$ 363

High-net-worth individuals	372	354	363	330

Third-party distributed:
Institutional, high-net-worth individuals and retail	383	379	403	349
Total AUS	$1,182	$1,142	$1,178	$1,042

1.	Primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended June			Six Months Ended June
$ in billions	2015	2014		2015	2014
Balance, beginning of period	$1,177	$1,083		$1,178	$1,042

Net inflows/(outflows)
Alternative investments	2	—		—	2

Equity	2	—		7	7

Fixed income	10	21		14	52
Long-term AUS net inflows/ (outflows)	14	21		21	61

Liquidity products	(6)	15		(20)	2
Total AUS net inflows/(outflows)	8	36	[1]	1	63	[1]

Net market appreciation/ (depreciation)	(3)	23		3	37
Balance, end of period	$1,182	$1,142		$1,182	$1,142

1.

Includes $11 billion and $19 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business for the three and six months ended June 2014, respectively, and $6 billion of liquidity products inflows in connection with our acquisition of RBS Asset Management’s money market funds for the three months ended June 2014.

Goldman Sachs June 2015 Form 10-Q	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our average monthly assets under supervision by asset class.

	Average for the
	Three Months Ended June		Six Months Ended June
$ in billions	2015	2014	2015	2014
Alternative investments	$ 144	$ 146	$ 144	$ 145

Equity	250	223	245	217

Fixed income	523	504	521	483
Long-term AUS	917	873	910	845

Liquidity products	262	238	267	239
Total AUS	$1,179	$1,111	$1,177	$1,084

Three Months Ended June 2015 versus June 2014. Net revenues in Investment Management were $1.65 billion for the second quarter of 2015, 14% higher than the second quarter of 2014, due to significantly higher incentive fees, as well as higher management and other fees and transaction revenues. During the quarter, total assets under supervision increased $5 billion to $1.18 trillion. Long-term assets under supervision increased $11 billion, including net inflows of $14 billion and net market depreciation of $3 billion, both primarily in fixed income assets. Liquidity products decreased $6 billion.

During the second quarter of 2015, Investment Management operated in an environment generally characterized by relatively stable asset prices in the United States, a decrease in equity prices in Europe and an increase in equity prices in Asia. In addition, the mix of average assets under supervision shifted slightly from liquidity products to long-term assets under supervision, due to growth in equity and fixed income assets, compared with the first quarter of 2015. In the future, if asset prices were to decline, or investors favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $1.33 billion for the second quarter of 2015, 12% higher than the second quarter of 2014, due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $323 million in the second quarter of 2015, 25% higher than the second quarter of 2014.

Six Months Ended June 2015 versus June 2014. Net revenues in Investment Management were $3.23 billion for the first half of 2015, 7% higher than the first half of 2014, reflecting higher management and other fees, due to higher average assets under supervision. In addition, incentive fees and transaction revenues were both higher. During the first half of 2015, total assets under supervision increased $4 billion to $1.18 trillion. Long-term assets under supervision increased $24 billion, including net inflows of $21 billion, reflecting inflows in fixed income and equity assets. Net market appreciation of $3 billion during the first half of 2015 reflected net appreciation in equity and alternative investment assets, partially offset by net depreciation in fixed income assets. Liquidity products decreased $20 billion.

During the first half of 2015, Investment Management operated in an environment characterized by relatively stable asset prices in the United States and generally higher equity prices across other regions. In addition, the mix of average assets under supervision shifted slightly from long-term assets under supervision to liquidity products compared with the first half of 2014, although fixed income and equity assets increased. In the future, if asset prices were to decline, or investors continue to favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $2.60 billion for the first half of 2015, 6% higher than the first half of 2014, due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $636 million in the first half of 2015, 14% higher than the first half of 2014.

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

122	Goldman Sachs June 2015 Form 10-Q

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

Goldman Sachs June 2015 Form 10-Q	123

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

The table below presents our balance sheet allocation.

	As of
$ in millions	June 2015	December 2014
Global Core Liquid Assets (GCLA)	$189,477	$182,947

Other cash	8,718	7,805
GCLA and cash	198,195	190,752

Secured client financing	210,550	210,641

Inventory	221,178	230,667

Secured financing agreements	67,502	74,767

Receivables	47,949	47,317
Institutional Client Services	336,629	352,751

Public equity	4,134	4,041

Private equity	18,722	17,979

Debt [1]	22,482	24,768

Loans receivable [2]	38,397	28,938

Other	5,218	3,771
Investing & Lending	88,953	79,497
Total inventory and related assets	425,582	432,248

Other assets	25,552	22,599
Total assets	$859,879	$856,240

1.

Includes $18.02 billion and $18.24 billion as of June 2015 and December 2014, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value.

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

124	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet.

In the tables below, total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the condensed consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA and cash, secured client financing and other assets. See “Balance Sheet Analysis and Metrics” below for explanations on the changes in our balance sheet from December 2014 to June 2015.

	As of June 2015
$ in millions	GCLA and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 60,845		$ —	$ —	$ —	$ —	$ 60,845

Cash and securities segregated for regulatory and other purposes	—		35,340	—	—	—	35,340

Securities purchased under agreements to resell and federal funds sold	65,825		36,027	20,162	1,605	—	123,619

Securities borrowed	36,054		94,584	47,340	—	—	177,978

Receivables from brokers, dealers and clearing organizations	—		11,665	26,569	102	—	38,336

Receivables from customers and counterparties	—		32,934	21,380	2,035	—	56,349

Loans receivable	—		—	—	38,397	—	38,397

Financial instruments owned, at fair value	35,471		—	221,178	46,814	—	303,463

Other assets	—		—	—	—	25,552	25,552
Total assets	$198,195		$210,550	$336,629	$88,953	$25,552	$859,879

	As of December 2014
$ in millions	GCLA and Cash	[1]	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 57,600		$ —	$ —	$ —	$ —	$ 57,600

Cash and securities segregated for regulatory and other purposes	—		51,716	—	—	—	51,716

Securities purchased under agreements to resell and federal funds sold	66,928		34,506	24,940	1,564	—	127,938

Securities borrowed	32,311		78,584	49,827	—	—	160,722

Receivables from brokers, dealers and clearing organizations	—		8,908	21,656	107	—	30,671

Receivables from customers and counterparties	—		36,927	25,661	1,220	—	63,808

Loans receivable	—		—	—	28,938	—	28,938

Financial instruments owned, at fair value	33,913		—	230,667	47,668	—	312,248

Other assets	—		—	—	—	22,599	22,599
Total assets	$190,752		$210,641	$352,751	$79,497	$22,599	$856,240

1.

Includes unencumbered cash, U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), and German, French, Japanese and United Kingdom government obligations.

Goldman Sachs June 2015 Form 10-Q	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of June 2015, total assets on our condensed consolidated statements of financial condition were $859.88 billion, an increase of $3.64 billion from December 2014. This increase reflected increases in securities borrowed of $17.26 billion and loans receivable of $9.46 billion, partially offset by decreases in cash and securities segregated for regulatory and other purposes of $16.38 billion and financial instruments owned, at fair value of $8.79 billion. During the first half of 2015, firm and client-related securities borrowed activity increased and lending activity with corporate and private wealth management clients also increased. Cash and securities segregated for regulatory and other purposes decreased primarily due to changes in client activity and financial instruments owned, at fair value decreased primarily reflecting the impact of movements in interest rate and currency markets on derivative valuations.

As of June 2015, total liabilities on our condensed consolidated statements of financial condition were $772.23 billion, a decrease of $1.22 billion from December 2014. This decrease reflected decreases in payables to customers and counterparties of $8.83 billion and financial instruments sold, but not yet purchased, at fair value of $7.78 billion, partially offset by increases in deposits of $6.06 billion, unsecured long-term borrowings of $2.69 billion and collateralized financings of $2.26 billion. During the first half of 2015, payables to customers and counterparties decreased due to changes in client activity, and financial instruments sold, but not yet purchased, at fair value decreased primarily reflecting the impact of movements in interest rate markets on derivative valuations. Deposits increased primarily in GS Bank, unsecured long-term borrowings increased due to net new issuances and firm and client-related secured financing activity also increased.

As of June 2015 and December 2014, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $87.64 billion and $88.22 billion, respectively, which were 5% higher and 3% lower, respectively, compared with the daily average amounts of repurchase agreements over the respective quarters. As of June 2015, the increase in our repurchase agreements relative to the daily average during the quarter resulted from an increase in firm financing and client activity at the end of the period. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	June 2015	December 2014
Total assets	$859,879	$856,240

Unsecured long-term borrowings	$170,259	$167,571

Total shareholders’ equity	$ 87,654	$ 82,797

Leverage ratio	9.8x	10.3x

Debt to equity ratio	1.9x	2.0x

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

	As of
$ in millions, except per share amounts	June 2015	December 2014
Total shareholders’ equity	$ 87,654	$82,797

Deduct: Preferred stock	(11,200)	(9,200)
Common shareholders’ equity	76,454	73,597

Deduct: Goodwill and identifiable intangible assets	(4,166)	(4,160)
Tangible common shareholders’ equity	$ 72,288	$69,437
Book value per common share	$ 169.33	$163.01

Tangible book value per common share	160.11	153.79

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

126	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Book value per common share and tangible book value per common share are based on common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements, of 451.5 million as of both June 2015 and December 2014. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding, including RSUs granted to employees with no future service requirements) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

•	Savings and demand deposits through deposit sweep programs and time deposits through internal and third-party broker-dealers; and

•	Short-term unsecured debt at the subsidiary level through U.S. and non-U.S. hybrid financial instruments, commercial paper and promissory note issuances and other methods.

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

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCLA, exceeded 120 days as of June 2015.

Goldman Sachs June 2015 Form 10-Q	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

A majority of our secured funding for securities not eligible for inclusion in the GCLA is executed through term repurchase agreements and securities loaned contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank (FHLB). As of June 2015, our outstanding borrowings against the FHLB were $1.50 billion. As of December 2014, we had not accessed this funding. In addition, GS Bank USA has access to funding through the Federal Reserve Bank discount window. While we do not rely on this funding in our liquidity planning and stress testing, we maintain policies and procedures necessary to access this funding and test discount window borrowing procedures.

In March 2015, Goldman Sachs International (GSI), and in April 2015, Goldman Sachs International Bank (GSIB), received approval to access funding from the Bank of England. As of June 2015, we had not accessed this funding.

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCLA. We issue in different tenors, currencies and products to maximize the diversification of our investor base.

The table below presents our quarterly unsecured long-term borrowings maturity profile as of June 2015.

	Unsecured Long-Term Borrowings Maturity Profile
$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016	$ —	$ —	$3,386	$4,799	$ 8,185

2017	12,699	3,361	4,604	1,916	22,580

2018	8,263	7,975	4,109	3,585	23,932

2019	6,143	678	2,291	6,961	16,073

2020	4,374	7,544	3,071	737	15,726

2021 - thereafter					83,763
Total					$170,259

The weighted average maturity of our unsecured long-term borrowings as of June 2015 was approximately nine years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a substantial portion of our unsecured long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

Deposits. We raise deposits mainly through GS Bank USA and GSIB. The tables below present the types and sources of our deposits.

	As of June 2015
$ in millions	Savings and Demand	[1]	Time	[2]	Total
Private bank deposits [3]	$33,542		$ 2,406		$35,948

Certificates of deposit	—		31,695		31,695

Deposit sweep programs [4]	15,737		—		15,737

Institutional	4		5,680		5,684
Total [5]	$49,283		$39,781		$89,064

	As of December 2014
$ in millions	Savings and Demand	[1]	Time	[2]	Total
Private bank deposits [3]	$33,590		$ 1,609		$35,199

Certificates of deposit	—		25,908		25,908

Deposit sweep programs [4]	15,691		—		15,691

Institutional	12		6,198		6,210
Total [5]	$49,293		$33,715		$83,008

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity of approximately three years as of both June 2015 and December 2014.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Represents long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

5.	Deposits insured by the FDIC as of June 2015 and December 2014 were approximately $51.05 billion and $45.72 billion, respectively.

Unsecured Short-Term Borrowings. A significant portion of our unsecured short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use unsecured short-term borrowings to finance liquid assets and for other cash management purposes. We issue hybrid financial instruments, commercial paper and promissory notes. In light of regulatory developments, beginning in the third quarter of 2015, Group Inc. has determined that it generally will not issue debt with an original maturity of less than one year.

As of June 2015 and December 2014, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $46.38 billion and $44.54 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

128	Goldman Sachs June 2015 Form 10-Q

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

Goldman Sachs June 2015 Form 10-Q	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Capital Attribution. We attribute capital usage to each of our businesses based upon regulatory capital requirements as well as our internal risk-based capital assessment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution. We also attribute risk-weighted assets (RWAs) to our business segments. As of June 2015, approximately 75% of RWAs calculated in accordance with the Standardized Capital Rules, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment.

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

In July 2015, we submitted the results of our semi-annual DFAST to the Federal Reserve Board and published a summary of our results under our internally developed severely adverse scenario. See “Available Information” below.

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

As of June 2015, under the share repurchase program approved by the Board of Directors of Group Inc. (Board), we can repurchase up to 17.4 million additional shares of common stock; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of the June 2015 Form 10-Q and Note 19 to the condensed consolidated financial statements for additional information about our share repurchase program and see above for information about our capital planning and stress testing process.

130	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Resolution and Recovery Plans

We are required by the Federal Reserve Board and the FDIC to submit an annual plan that describes our strategy for a rapid and orderly resolution in the event of material financial distress or failure (resolution plan). We are also required by the Federal Reserve Board to submit, on an annual basis, a global recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress. We submitted our 2013 resolution plan in September 2013 and our 2014 resolution plan in June 2014. In August 2014, the Federal Reserve Board and the FDIC indicated that we and other large industry participants had certain shortcomings in the 2013 resolution plans that must be addressed in the 2015 resolution plans. We submitted our 2015 resolution plan on June 30, 2015.

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

As of June 2015, we calculated our Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules) as discussed in Note 20 to the condensed consolidated financial statements. The lower of each ratio calculated in (i) and (ii) is the ratio against which our compliance with minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to us as of June 2015.

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

See Note 20 to the condensed consolidated financial statements for further information about our capital ratios as of June 2015 and December 2014, and for additional information about the Revised Capital Framework.

Goldman Sachs June 2015 Form 10-Q	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Minimum Capital Ratios and Capital Buffers

The table below presents our minimum required ratios as of June 2015, as well as the minimum ratios that we expect will apply at the end of the transitional provisions beginning January 2019.

	June 2015 Minimum Ratio	[1]	January 2019 Minimum Ratio
CET1 ratio	4.5%		10.0%	[4]

Tier 1 capital ratio	6.0%		11.5%	[4]

Total capital ratio	8.0%	[3]	13.5%	[4]

Tier 1 leverage ratio [2]	4.0%		4.0%

1.	Does not reflect the capital conservation buffer or Global Systemically Important Banks (G-SIBs) surcharge discussed below.

2.

Tier 1 leverage ratio is defined as Tier 1 capital divided by quarterly average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

3.	In order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s regulations, we must meet a higher required minimum Total capital ratio of 10.0%.

4.	Includes the capital conservation buffer of 2.5% and a G-SIB surcharge of 3.0% estimated by the Federal Reserve Board under the methodology discussed below.

Under the Revised Capital Framework, the minimum CET1, Tier 1 capital, and Total capital ratios will be supplemented by a capital conservation buffer, consisting entirely of capital that qualifies as CET1, that phases in beginning on January 1, 2016, in increments of 0.625% per year until it reaches 2.5% of RWAs on January 1, 2019.

In July 2015, the Federal Reserve Board approved a final rule establishing a capital surcharge for U.S. G-SIBs (generally higher than that required by the Basel Committee) to be implemented as an extension of the U.S. capital conservation buffer. This surcharge will be phased-in ratably, beginning in 2016, becoming fully effective on January 1, 2019, and must consist entirely of capital that qualifies as CET1. The surcharge must be calculated using two methodologies, the higher of which will be reflected in our minimum risk-based capital ratios. The first calculation is based upon the Basel Committee’s methodology which, among other factors, relies upon measures of the size, activity and complexity of each G-SIB. The second calculation uses similar inputs, but it includes a measure of each firm’s reliance on short-term wholesale funding. The Federal Reserve Board has indicated that its preliminary estimate of our G-SIB surcharge is 3.0%, based on the second of the two calculations. However, the surcharge will be updated annually and, because the current estimate is based on data that will change in the future, it may differ from the surcharge applicable to us when the rule becomes effective.

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

Our minimum required supplementary leverage ratio will be 5.0% on January 1, 2018. See “Supplementary Leverage Ratio” below for further information.

132	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The table below presents our ratio of CET1 to RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules on a fully phased-in basis.

	As of
$ in millions	June 2015	December 2014
Common shareholders’ equity	$ 76,454	$ 73,597

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,157)	(3,196)

Deductions for investments in nonconsolidated financial institutions	(3,841)	(4,928)

Other adjustments	(1,435)	(1,213)
CET1	$ 68,021	$ 64,260
Standardized RWAs	$618,047	$627,444

Standardized CET1 ratio	11.0%	10.2%

Basel III Advanced RWAs	$583,388	$577,869

Basel III Advanced CET1 ratio	11.7%	11.1%

Although the fully phased-in capital ratios are not applicable until 2019, we believe that the ratios in the table above are meaningful because they are measures that we, our regulators and investors use to assess our ability to meet future regulatory capital requirements. The fully phased-in Standardized and Basel III Advanced CET1 ratios are non-GAAP measures as of both June 2015 and December 2014 and may not be comparable to similar non-GAAP measures used by other companies as of those dates. These ratios are based on our current interpretation, expectations and understanding of the Revised Capital Framework and may evolve as we discuss its interpretation and application with our regulators.

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.65 billion as of both June 2015 and December 2014, and identifiable intangible assets of $521 million and $515 million as of June 2015 and December 2014, respectively, net of associated deferred tax liabilities of $1.01 billion and $964 million as of June 2015 and December 2014, respectively.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2014 to June 2015 primarily reflects reductions in our fund investments.

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

As of June 2015 and December 2014, our supplementary leverage ratio was 5.7% and 5.0%, respectively, including Tier 1 capital on a fully phased-in basis of $79.17 billion and $73.17 billion, respectively, divided by total leverage exposure of $1.39 trillion (total quarterly average assets of $867 billion plus adjustments of $520 billion) and $1.45 trillion (total quarterly average assets of $873 billion plus adjustments of $579 billion), respectively. Within leverage exposure, the adjustments to quarterly average assets in both periods were primarily comprised of off-balance-sheet exposure related to derivatives, secured financing transactions, commitments and guarantees.

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

Goldman Sachs June 2015 Form 10-Q	133

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

In addition, under Federal Reserve Board rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. As of June 2015, GS Bank USA’s supplementary leverage ratio is calculated in accordance with this rule and on a fully phased-in basis was 6.8%; as of December 2014, GS Bank USA would also have met this “well-capitalized” minimum. These supplementary leverage ratios are based on our current interpretation and understanding of this rule and may evolve as we discuss their interpretation and application with our regulators.

GSI. Our regulated U.K. broker-dealer, GSI, is one of the firm’s principal non-U.S. regulated subsidiaries and is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). GSI is subject to capital regulations which are largely based on Basel III as implemented in the European Union (EU) through the Capital Requirements Directives.

During the quarter, GSI’s minimum CET1 ratio increased by 1.7 percentage points, its minimum Tier 1 capital ratio increased by 2.2 percentage points and its minimum Total capital ratio increased by 2.9 percentage points based upon capital guidance received from the PRA. As of June 2015, GSI is required to maintain a minimum CET1 ratio of 6.2%, Tier 1 capital ratio of 8.2% and Total capital ratio of 10.9%.

As of June 2015, GSI had a CET1 ratio of 11.9%, a Tier 1 capital ratio of 11.9% and a Total capital ratio of 16.4%. Each of these ratios includes approximately 50 bps attributable to results for the six months ended June 2015. These ratios will be finalized upon the completion of GSI’s June 2015 financial statements. As of December 2014, GSI had a CET1 ratio of 9.7%, a Tier 1 capital ratio of 9.7% and a Total capital ratio of 12.7%. The ratios for June 2015 and December 2014 both reflect the applicable transitional provisions. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “Minimum Capital Ratios and Capital Buffers.”

134	Goldman Sachs June 2015 Form 10-Q

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of June 2015 and December 2014, Group Inc.’s equity investment in subsidiaries was $82.11 billion and $79.70 billion, respectively, compared with its total shareholders’ equity of $87.65 billion and $82.80 billion, respectively.

Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and non-U.S. denominated debt. See Note 7 to the condensed consolidated financial statements for information about our net investment hedges, which are used to hedge this risk.

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

See “Business — Regulation” in Part I, Item 1 of the 2014 Form 10-K for more information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations. In addition, see Note 20 to the condensed consolidated financial statements for information about regulatory developments as they relate to our regulatory capital and leverage ratios.

Goldman Sachs June 2015 Form 10-Q	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Volcker Rule

The provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” became effective in July 2015 (subject to a conformance period, as applicable). The Volcker Rule prohibits “proprietary trading,” but permits activities such as underwriting, market making and risk-mitigation hedging, requires an extensive compliance program and includes additional reporting and record keeping requirements. The reporting requirements include calculating daily quantitative metrics on covered trading activities (as defined in the rule) and providing these metrics to regulators on a monthly basis. The initial implementation of these rules did not have a material impact on our financial condition, results of operations or cash flows. However, the rule is highly complex, and its impact may change as market practices further develop.

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

We continue to manage our existing funds, taking into account the conformance period under the Volcker Rule. We plan to continue to conduct our investing and lending activities in ways that are permissible under the Volcker Rule. Our current investment in funds that are measured at NAV is $8.96 billion. In order to be compliant with the Volcker Rule, we will be required to reduce most of our interests in these funds by the end of the conformance period. See Note 6 to the condensed consolidated financial statements for further information about our investment in funds measured at NAV and the conformance period for covered funds.

Although our net revenues from our interests in private equity, credit, real estate and hedge funds may vary from period to period, our aggregate net revenues from these investments were approximately 3% and 6% of our aggregate total net revenues over the last 10 years and 5 years, respectively.

Other Developments

The Basel Committee continues to consult on several potential changes to regulatory capital requirements that could impact our capital ratios in the future. In particular, the Basel Committee is considering changing the market risk capital requirements as described in the consultation papers on a “Fundamental Review of the Trading Book,” the credit risk capital requirements applicable to credit valuation adjustments, and applying floors to internal-model based exposure requirements and revising the standardized credit risk rules.

In June 2015, the CFTC issued a proposed rule that would generally determine the circumstances in which non-bank swap dealers will be subject to the CFTC’s rule for margin on uncleared swaps in cross-border transactions. Under this proposed rule, non-bank swap dealers may only in limited circumstances be permitted to comply with comparable rules of a foreign jurisdiction instead of CFTC rules.

136	Goldman Sachs June 2015 Form 10-Q

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

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in the June 2015 Form 10-Q. In addition, see Note 3 to the condensed consolidated financial statements for a discussion of our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 12 to the condensed consolidated financial statements.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Guarantees	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Derivatives	See “Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the condensed consolidated financial statements.

Goldman Sachs June 2015 Form 10-Q	137

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

The table below presents our contractual obligations, commitments and guarantees as of June 2015.

$ in millions	Remainder of 2015	2016 - 2017	2018 - 2019	2020 - Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 8,500	$ 6,676	$ 8,671	$ 23,847

Secured long-term financings	—	7,183	3,256	1,266	11,705

Unsecured long-term borrowings	—	30,765	40,005	99,489	170,259

Contractual interest payments	3,242	12,662	9,343	35,891	61,138

Subordinated liabilities issued by consolidated VIEs	2	—	—	1,191	1,193

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	5,742	31,707	41,236	33,292	111,977

Contingent and forward starting resale and securities borrowing agreements	48,381	2,246	1	—	50,628

Forward starting repurchase and secured lending agreements	8,358	—	—	—	8,358

Letters of credit	102	108	13	4	227

Investment commitments [1]	661	2,806	19	731	4,217

Other commitments	6,121	134	50	56	6,361

Minimum rental payments	161	585	432	896	2,074

Derivative guarantees	249,517	344,010	68,480	74,657	736,664

Securities lending indemnifications	30,042	—	—	—	30,042

Other financial guarantees	828	796	1,197	1,747	4,568

1.

$2.46 billion of commitments to covered funds (as defined by the Volcker Rule) are included in the “Remainder of 2015” and “2016 - 2017” columns. We expect that substantially all of these commitments will not be called.

In the table above:

•

Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded and are treated as short-term obligations.

•

Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates and obligations that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

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

•	Unsecured long-term borrowings includes $8.21 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

The aggregate contractual principal amount of secured long-term financings and unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $96 million and $405 million, respectively.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of June 2015, and includes stated coupons, if any, on structured notes.

138	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See Notes 15 and 18 to the condensed consolidated financial statements for further information about our short-term borrowings and commitments and guarantees, respectively.

As of June 2015, our unsecured long-term borrowings were $170.26 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

As of June 2015, our future minimum rental payments, net of minimum sublease rentals under noncancelable leases, were $2.07 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and six months ended June 2015, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

Goldman Sachs June 2015 Form 10-Q	139

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

Governance. Risk management governance starts with our Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its committees, including its Risk Committee. The Board also receives regular briefings on firmwide risks, including market risk, liquidity risk, credit risk and operational risk from our independent control and support functions, including the chief risk officer, and on matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee. The chief risk officer, as part of the review of the firmwide risk portfolio, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures. Next, at the most senior levels of the firm, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior managers lead and participate in risk-oriented committees, as do the leaders of our independent control and support functions — including those in Compliance, Controllers, our Credit Risk Management and Advisory department (Credit Risk Management), Human Capital Management, Legal, our Market Risk Management and Analysis department (Market Risk Management), Model Risk Management, Operations, our Operational Risk Management and Analysis department (Operational Risk Management), Tax, Technology and Treasury.

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

We also apply a rigorous framework of limits to control risk across multiple transactions, products, businesses and markets. This includes approval of limits at both firmwide and business levels by the Risk Committee of the Board. In addition, the Firmwide Risk Committee is responsible for approving limits, subject to the overall limits approved by the Risk Committee of the Board, at a variety of levels and monitoring these limits on a daily basis. Divisional risk committees are responsible for setting sub-limits, subject to the overall business-level limits approved by the Firmwide Risk Committee. Limits are typically set at levels that will be periodically exceeded, rather than at levels which reflect our maximum risk appetite. This fosters an ongoing dialogue on risk among revenue-producing units, independent control and support functions, committees and senior management, as well as rapid escalation of risk-related matters. See “Market Risk Management” and “Credit Risk Management” for further information about our risk limits.

Active management of our positions is another important process. Proactive mitigation of our market and credit exposures minimizes the risk that we will be required to take outsized actions during periods of stress.

140	Goldman Sachs June 2015 Form 10-Q

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

Goldman Sachs June 2015 Form 10-Q	141

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

142	Goldman Sachs June 2015 Form 10-Q

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

•

Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across divisions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired by the deputy head of Compliance and the co-head of Fixed Income, Currency and Commodities Sales, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

•

Firmwide Reputational Risk Committee. The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified and escalated by other firm committees as presenting heightened reputational risk, and other situations where the facts and circumstances warrant escalation. This committee is co-chaired by our president and chief operating officer and the head of Compliance, who are appointed as co-chairs by the Firmwide Client and Business Standards Committee.

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of our financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide and business-level limits for both market and credit risks, approves sovereign credit risk limits and reviews results of stress tests and scenario analyses. This committee is co-chaired by our chief financial officer and our chief risk officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Risk Committee:

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

Goldman Sachs June 2015 Form 10-Q	143

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

•

Firmwide Investment Policy Committee. The Firmwide Investment Policy Committee reviews, approves, sets policies, and provides oversight for certain illiquid principal investments, including review of risk management and controls for these types of investments. This committee is co-chaired by the head of our Merchant Banking Division and a co-head of our Securities Division, who are appointed as co-chairs by our president and chief operating officer and our chief financial officer.

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

•

Investment Banking Division Risk Committee. The Investment Banking Division Risk Committee is responsible for the ongoing monitoring and control of financial risks for the Investment Banking Division, including setting risk limits, subject to business-level risk limits approved by the Firmwide Risk Committee, reviewing established risk limits and monitoring risk exposures. This committee is co-chaired by the co-head of the Global Financing Group in our Investment Banking Division and the head of Credit Risk Management for our Investment Banking Division and our Merchant Banking Division. The co-chairs of the Investment Banking Division Risk Committee are appointed by the co-chairs of the Firmwide Risk Committee.

•

Firmwide Volcker Oversight Committee. The Firmwide Volcker Oversight Committee is responsible for the oversight and periodic review of the implementation of our Volcker Rule compliance program, as approved by the Board of Directors, and other Volcker Rule-related matters. This committee is co-chaired by our chief risk officer and a deputy general counsel, who are appointed as co-chairs by the Firmwide Risk Committee.

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Commitments Committee. The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the co-head of the Financial Institutions Group in our Investment Banking Division and an advisory director to the firm, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the head of Credit Risk Management for our Investment Banking Division and our Merchant Banking Division and the head of credit finance for EMEA. The co-chairs of the Firmwide Capital Committee are appointed by the co-chairs of the Firmwide Risk Committee.

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

144	Goldman Sachs June 2015 Form 10-Q

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

We have a multilayered approach to resolving conflicts and addressing reputational risk. Our senior management oversees policies related to conflicts resolution, and, in conjunction with the Business Selection and Conflicts Resolution Group, Legal and Compliance, the Firmwide Client and Business Standards Committee, and other internal committees, formulates policies, standards and principles, and assists in making judgments regarding the appropriate resolution of particular conflicts. Resolving potential conflicts necessarily depends on the facts and circumstances of a particular situation and the application of experienced and informed judgment.

As a general matter, the Business Selection and Conflicts Resolution Group reviews all financing and advisory assignments in Investment Banking and certain investing, lending and other activities of the firm. In addition, we have various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees across the firm that also review new underwritings, loans, investments and structured products. These groups and committees work with internal and external counsel and Compliance to evaluate and address any actual or potential conflicts.

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules, and regulations.

Goldman Sachs June 2015 Form 10-Q	145

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

As of June 2015 and December 2014, the fair value of the securities and certain overnight cash deposits included in our GCLA totaled $189.48 billion and $182.95 billion, respectively. Based on the results of our internal liquidity risk models, discussed below, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both June 2015 and December 2014 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the
$ in millions	Three Months Ended June 2015	Year Ended December 2014
U.S. dollar-denominated	$127,215	$134,223

Non-U.S. dollar-denominated	54,171	45,410
Total	$181,386	$179,633

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

146	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of our GCLA by asset class.

	Average for the
$ in millions	Three Months Ended June 2015	Year Ended December 2014
Overnight cash deposits	$ 59,162	$ 57,177

U.S. government obligations	66,509	62,838

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	10,404	16,722

German, French, Japanese and United Kingdom government obligations	45,311	42,896
Total	$181,386	$179,633

The table below presents the GCLA of Group Inc. and our major broker-dealer and bank subsidiaries.

	Average for the
$ in millions	Three Months Ended June 2015	Year Ended December 2014
Group Inc.	$ 35,877	$ 37,699

Major broker-dealer subsidiaries	89,002	89,549

Major bank subsidiaries	56,507	52,385
Total	$181,386	$179,633

Our GCLA reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival;

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

In addition to our GCLA, we have a significant amount of other unencumbered cash and “Financial instruments owned, at fair value,” including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of these assets averaged $89.36 billion for the three months ended June 2015 and $94.52 billion for the year ended December 2014. We do not consider these assets liquid enough to be eligible for our GCLA.

Goldman Sachs June 2015 Form 10-Q	147

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

148	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Exchange-Traded and OTC-cleared Derivatives

•	Contingent: Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded and OTC-cleared derivatives.

•	Contingent: An increase in initial margin and guaranty fund requirements by derivative clearing houses.

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

Goldman Sachs June 2015 Form 10-Q	149

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

Our intercompany funding policies assume that, unless legally provided for, a subsidiary’s funds or securities are not freely available to its parent or other subsidiaries. In particular, many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Group Inc. Regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on its obligations. Accordingly, we assume that the capital provided to our regulated subsidiaries is not available to Group Inc. or other subsidiaries and any other financing provided to our regulated subsidiaries is not available until the maturity of such financing.

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2015, Group Inc. had $29.58 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $30.50 billion invested in GSI, a regulated U.K. broker-dealer; $2.29 billion invested in GSEC, a U.S. registered broker-dealer; $2.60 billion invested in Goldman Sachs Japan Co., Ltd. (GSJCL), a regulated Japanese broker-dealer; $24.21 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.64 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $86.44 billion of unsubordinated loans and $7.76 billion of collateral to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of June 2015. In addition, as of June 2015, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

The final rules on minimum liquidity standards approved by the U.S. federal bank regulatory agencies are generally consistent with the Basel Committee’s framework as described above, but include accelerated transition provisions, and more stringent requirements related to both the range of assets that qualify as high-quality liquid assets and cash outflow assumptions for certain types of funding and other liquidity risks. Under the accelerated transition timeline, the LCR became effective in the United States on January 1, 2015, with a phase-in period whereby firms have an 80% minimum in 2015, which will increase by 10% per year until 2017. As of June 2015, our calculation of the LCR exceeds the fully phased-in minimum requirement, however this is based on our interpretation and understanding of the finalized framework and may evolve as we review our interpretation and application with our regulators.

150	Goldman Sachs June 2015 Form 10-Q

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

During the second quarter of 2015, Moody’s Investors Service (Moody’s) upgraded the long-term debt of Group Inc. from Baa1 to A3, the non-cumulative preferred stock ratings of Group Inc. from Ba2 to Ba1, the long-term debt and long-term bank deposits ratings of GS Bank USA and GSIB from A2 to A1, and the long-term debt rating of GSI from A2 to A1. Additionally, Fitch, Inc. (Fitch) upgraded the long-term debt ratings of GS Bank USA and GS&Co. from A to A+, the short-term bank deposits of GS Bank USA from F1 to F1+ and the long-term bank deposits of GS Bank USA from A+ to AA-, and changed the outlook for GSIB and GSI from stable to positive.

The table below presents the unsecured credit ratings and outlook of Group Inc. by DBRS, Inc. (DBRS), Fitch, Moody’s, Standard & Poor’s Ratings Services (S&P), and Rating and Investment Information, Inc. (R&I).

As of June 2015
	DBRS	Fitch	Moody’s	S&P	R&I
Short-term Debt	R-1 (middle)	F1	P-2	A-2	a-1

Long-term Debt [1]	A (high)	A	A3	A-	A+

Subordinated Debt	A	A-	Baa2	BBB+	A

Trust Preferred [2]	A	BBB-	Baa3	BB	N/A

Preferred Stock [3]	BBB (high)	BB+	Ba1	BB	N/A

Ratings Outlook	Stable	Stable	Stable	Negative	Negative

1.	Fitch, Moody’s and S&P include the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

2.	Trust preferred securities issued by Goldman Sachs Capital I.

3.	DBRS, Fitch, Moody’s and S&P include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of June 2015
	Fitch	Moody’s	S&P
GS Bank USA
Short-term Debt	F1	P-1	A-1

Long-term Debt	A+	A1	A

Short-term Bank Deposits	F1+	P-1	N/A

Long-term Bank Deposits	AA-	A1	N/A

Ratings Outlook	Stable	Stable	Stable
GSIB
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A1	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A	A1	N/A

Ratings Outlook	Positive	Stable	Stable
GS&Co.
Short-term Debt	F1	N/A	A-1

Long-term Debt	A+	N/A	A

Ratings Outlook	Stable	N/A	Stable
GSI
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A1	A

Ratings Outlook	Positive	Stable	Stable

On July 23, 2015, S&P changed the outlook of GS Bank USA, GSIB, GS&Co. and GSI from stable to positive.

Goldman Sachs June 2015 Form 10-Q	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	The level and variability of our earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating environment, including, in some cases, the assumed level of government or other systemic support.

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

	As of
$ in millions	June 2015	December 2014
Additional collateral or termination payments for a one-notch downgrade	$ 988	$1,072

Additional collateral or termination payments for a two-notch downgrade	2,776	2,815

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

Six Months Ended June 2015. Our cash and cash equivalents increased by approximately $3.25 billion to $60.85 billion at the end of the second quarter of 2015. We used $12.55 billion in net cash for operating and investing activities, primarily due to funding of loans receivable. We generated $15.79 billion in net cash from financing activities, primarily from increases in net issuances of unsecured long-term borrowings, bank deposits, and issuances of preferred stock.

Six Months Ended June 2014. Our cash and cash equivalents decreased by $4.15 billion to $56.98 billion at the end of the second quarter of 2014. We used net cash of $10.51 billion for operating and investing activities. We generated $6.36 billion in net cash from financing activities primarily from net issuances of unsecured long-term borrowings, preferred stock, and bank deposits.

152	Goldman Sachs June 2015 Form 10-Q

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

Goldman Sachs June 2015 Form 10-Q	153

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

154	Goldman Sachs June 2015 Form 10-Q

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

The Risk Committee of the Board and the Firmwide Risk Committee approve market risk limits at firmwide and business levels and our divisional risk committees set sub-limits subject to the approved business-level risk limits. The purpose of the firmwide limits is to assist senior management in controlling our overall risk profile. Sub-limits set the desired maximum amount of exposure that may be managed by any particular business on a day-to-day basis without additional levels of senior management approval, effectively leaving day-to-day decisions to individual desk managers and traders. Accordingly, sub-limits are a management tool designed to ensure appropriate escalation rather than to establish maximum risk tolerance. Sub-limits also distribute risk among various businesses in a manner that is consistent with their level of activity and client demand, taking into account the relative performance of each area.

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

Model Review and Validation

Model Risk Management reviews and validates our VaR and stress testing models. This review includes:

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

Goldman Sachs June 2015 Form 10-Q	155

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

The table below presents average daily VaR.

$ in millions Risk Categories	Three Months Ended June		Six Months Ended June
	2015	2014	2015	2014
Interest rates	$ 46	$ 58	$ 49	$ 59

Equity prices	28	26	26	29

Currency rates	30	16	30	17

Commodity prices	19	21	24	21

Diversification effect	(46)	(44)	(50)	(47)
Total	$ 77	$ 77	$ 79	$ 79

Our average daily VaR was $77 million for the second quarter of 2015, unchanged compared to the second quarter of 2014, primarily reflecting an increase in the currency rates category due to higher levels of volatility, offset by a decrease in the interest rates category due to reduced exposures.

Our average daily VaR was $79 million for the first half of 2015, unchanged compared to the first half of 2014, primarily reflecting an increase in the currency rates category due to higher levels of volatility and increased exposures, offset by a decrease in the interest rates category due to reduced exposures.

The table below presents quarter-end VaR, and high and low VaR.

$ in millions Risk Categories	As of		Three Months Ended June 2015
	June	March
	2015	2015	High	Low
Interest rates	$ 39	$ 59	$57	$39

Equity prices	33	32	49	23

Currency rates	24	32	39	18

Commodity prices	19	27	23	15

Diversification effect	(41)	(61)
Total	$ 74	$ 89	$90	$64

Our daily VaR decreased to $74 million as of June 2015 from $89 million as of March 2015, reflecting decreases in the interest rates, currency rates and commodity prices categories principally due to reduced exposures. These decreases were partially offset by a decrease in the diversification benefit across risk categories.

During the second quarter of 2015, the firmwide VaR risk limit was not exceeded, raised or reduced.

156	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects our daily VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for the quarter ended June 2015.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the second quarter of 2015 (i.e., a VaR exception).

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

	As of
$ in millions Asset Categories	June 2015	March 2015
Equity	$2,047	$2,013

Debt	1,487	1,515
Total	$3,534	$3,528

Goldman Sachs June 2015 Form 10-Q	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Spread Sensitivity on Derivatives and Borrowings. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million (including hedges) as of both June 2015 and March 2015. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a gain of $16 million and $12 million (including hedges) as of June 2015 and March 2015, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. “Loans receivable” as of June 2015 and March 2015 were $38.40 billion and $32.62 billion, respectively, substantially all of which had floating interest rates. As of June 2015 and March 2015, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $338 million and $288 million, respectively, of additional interest income over a 12-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

In addition, as of June 2015 and March 2015, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

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

Categories on the Condensed Consolidated Statements of Financial Condition Included in Market Risk Measures	Market Risk Measures
Securities segregated for regulatory and other purposes, at fair value	• VaR
Collateralized agreements • Securities purchased under agreements to resell, at fair value • Securities borrowed, at fair value	• VaR
Receivables
• Certain secured loans, at fair value	• VaR
• Loans receivable	• Interest Rate Sensitivity
Financial instruments owned, at fair value	• VaR • 10% Sensitivity Measures • Credit Spread Sensitivity — Derivatives
Collateralized financings • Securities sold under agreements to repurchase, at fair value • Securities loaned, at fair value • Other secured financings, at fair value	• VaR
Financial instruments sold, but not yet purchased, at fair value	• VaR • Credit Spread Sensitivity — Derivatives
Unsecured short-term borrowings and unsecured long-term borrowings, at fair value	• VaR • Credit Spread Sensitivity — Borrowings

158	Goldman Sachs June 2015 Form 10-Q

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

Goldman Sachs June 2015 Form 10-Q	159

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

We use credit limits at various levels (counterparty, economic group, industry, country) to control the size of our credit exposures. Limits for counterparties and economic groups are reviewed regularly and revised to reflect changing risk appetites for a given counterparty or group of counterparties. Limits for industries and countries are based on our risk tolerance and are designed to allow for regular monitoring, review, escalation and management of credit risk concentrations. The Risk Committee of the Board and the Firmwide Risk Committee approve credit risk limits at the firmwide and business levels. Credit Risk Management sets credit limits for individual counterparties. Policies authorized by the Firmwide Risk Committee and the Credit Policy Committee prescribe the level of formal approval required for us to assume credit exposure to a counterparty across all product areas, taking into account any applicable netting provisions, collateral or other credit risk mitigants.

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

160	Goldman Sachs June 2015 Form 10-Q

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

When we do not have sufficient visibility into a counterparty’s financial strength or when we believe a counterparty requires support from its parent, we may obtain third-party guarantees of the counterparty’s obligations. We may also mitigate our credit risk using credit derivatives or participation agreements.

Credit Exposures

As of June 2015, our credit exposures increased as compared with December 2014, primarily reflecting increases in loans and lending commitments. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased from December 2014, primarily reflecting an increase in loans and lending commitments. During the six months ended June 2015, the number of counterparty defaults decreased as compared with the same prior year period, and such defaults primarily occurred within loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties. Estimated losses associated with counterparty defaults were lower compared with the same prior year period and were not material to the firm. Our credit exposures are described further below.

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

Goldman Sachs June 2015 Form 10-Q	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present the distribution of our exposure to OTC derivatives by tenor, based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives, both before and after the effect of collateral and netting agreements. In the tables below:

•

Receivable and payable balances for the same counterparty across tenor categories are netted under enforceable netting agreements, and cash collateral received is netted under enforceable credit support agreements.

•	Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category.

•

Net credit exposure represents OTC derivative assets, all of which are included in “Financial instruments owned, at fair value,” less cash collateral and the fair value of securities collateral, primarily U.S. government and federal agency obligations and non-U.S. government and agency obligations, received under credit support agreements, which management considers when determining credit risk, but such collateral is not eligible for netting under U.S. GAAP.

•	The categories shown reflect our internally determined public rating agency equivalents.

	As of June 2015
$ in millions Credit Rating Equivalent	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 459	$ 1,198	$ 3,130	$ 4,787	$ (2,161)	$ 2,626	$ 2,464

AA/Aa2	5,025	11,462	41,618	58,105	(41,580)	16,525	11,127

A/A2	11,795	16,838	23,570	52,203	(39,802)	12,401	7,321

BBB/Baa2	5,326	6,866	19,422	31,614	(20,692)	10,922	7,597

BB/Ba2 or lower	3,733	5,919	5,321	14,973	(6,212)	8,761	7,525

Unrated	350	159	166	675	(89)	586	385
Total	$26,688	$42,442	$ 93,227	$162,357	$(110,536)	$51,821	$36,419

	As of December 2014
$ in millions Credit Rating Equivalent	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 1,119	$ 898	$ 3,500	$ 5,517	$ (2,163)	$ 3,354	$ 3,135

AA/Aa2	8,260	12,182	40,443	60,885	(42,513)	18,372	12,453

A/A2	13,719	18,949	26,649	59,317	(44,147)	15,170	9,493

BBB/Baa2	7,049	8,758	26,087	41,894	(28,321)	13,573	9,577

BB/Ba2 or lower	4,959	6,226	5,660	16,845	(7,062)	9,783	8,506

Unrated	79	363	160	602	(117)	485	188
Total	$35,185	$47,376	$102,499	$185,060	$ (124,323)	$60,737	$43,352

162	Goldman Sachs June 2015 Form 10-Q

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

•

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We had approximately $31 billion and $36 billion as of June 2015 and December 2014, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both June 2015 and December 2014, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

•

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial cash margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $30 billion and $26 billion as of June 2015 and December 2014, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 46% and 48% in the Americas, approximately 11% and 13% in Asia, and approximately 43% and 39% in EMEA as of June 2015 and December 2014, respectively.

In addition, we extend other loans and lending commitments to our private wealth management clients that are primarily secured by residential real estate, securities or other assets. The gross exposure related to such loans and lending commitments was approximately $21 billion and $17 billion as of June 2015 and December 2014, respectively, and was substantially all concentrated in the Americas region. The fair value of the collateral received against such loans and lending commitments exceeded the gross exposure as of both June 2015 and December 2014.

Goldman Sachs June 2015 Form 10-Q	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry, Region and Credit Quality

The tables below present our credit exposures related to cash, OTC derivatives, and loans and lending commitments (excluding credit exposures described above in “Securities

Financing Transactions” and “Other Credit Exposures”) broken down by industry, region and credit quality.

	Cash as of		OTC Derivatives as of		Loans and Lending Commitments as of
$ in millions Credit Exposure by Industry	June 2015	December 2014	June 2015	December 2014	June 2015	December 2014
Funds	$ 217	$ 96	$10,867	$13,114	$ 1,958	$ 1,706

Financial Institutions	14,560	12,469	15,179	15,051	11,838	11,316

Consumer, Retail & Healthcare	—	—	2,080	3,325	35,475	30,216

Sovereign	46,064	45,029	8,361	10,004	380	450

Municipalities & Nonprofit	—	—	3,641	4,303	708	541

Natural Resources & Utilities [1]	—	—	4,150	5,741	22,521	24,275

Real Estate	4	6	320	407	19,986	12,366

Technology, Media & Telecommunications	—	—	2,116	2,995	26,884	20,633

Diversified Industrials	—	—	4,636	4,321	18,623	16,392

Other	—	—	471	1,476	10,556	11,998
Total	$60,845	$57,600	$51,821	$60,737	$148,929	$129,893

1.	See “Selected Exposures — Industry Exposures” below for information about our credit and market exposure to the oil and gas industry.

	Cash as of		OTC Derivatives as of		Loans and Lending Commitments as of
$ in millions Credit Exposure by Region	June 2015	December 2014	June 2015	December 2014	June 2015	December 2014
Americas	$44,658	$45,599	$17,141	$22,032	$111,497	$ 91,378

EMEA	6,299	1,666	28,564	31,295	32,826	34,397

Asia	9,888	10,335	6,116	7,410	4,606	4,118
Total	$60,845	$57,600	$51,821	$60,737	$148,929	$129,893

	Cash as of		OTC Derivatives as of		Loans and Lending Commitments as of
$ in millions Credit Exposure by Credit Quality (Credit Rating Equivalent)	June 2015	December 2014	June 2015	December 2014	June 2015	December 2014
AAA/Aaa	$40,747	$38,778	$ 2,626	$ 3,354	$ 4,566	$ 3,969

AA/Aa2	4,693	4,598	16,525	18,372	7,209	8,097

A/A2	14,496	13,346	12,401	15,170	24,986	22,623

BBB/Baa2	724	730	10,922	13,573	39,053	35,706

BB/Ba2 or lower	185	148	8,761	9,783	73,016	58,670

Unrated	—	—	586	485	99	828
Total	$60,845	$57,600	$51,821	$60,737	$148,929	$129,893

164	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Selected Exposures

The section below provides information about our credit and market exposure to certain jurisdictions and industries that have had heightened focus due to recent events and broad market concerns. Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or borrower. Market exposure represents the potential for loss in value of our long and short inventory due to changes in market prices. There is no overlap between the credit and market exposures in the amounts below. We determine the country of risk by the location of the counterparty, issuer or underlier’s assets, where they generate revenue, the country in which they are headquartered, and/or the government whose policies affect their ability to repay their obligations.

Country Exposures. The political situations in Iraq, Russia and Ukraine continue to negatively affect market sentiment toward those countries. In addition, the U.S. and the EU have imposed sanctions against certain Russian individuals and institutions, and Argentina has defaulted on its sovereign debt. The decline in oil prices has also raised substantial concerns about Venezuela and its sovereign debt. In addition, events in Greece continue to raise concerns about its economic and financial stability.

As of June 2015, our total credit exposure to Russia was $301 million and was substantially all with non-sovereign counterparties or borrowers. Such exposure was comprised of $165 million (including the benefit of $21 million of securities collateral) related to secured receivables, $70 million related to loans and lending commitments and $66 million (including the benefit of $199 million of cash collateral) related to OTC derivatives. In addition, our total market exposure to Russia as of June 2015 was $700 million, which was primarily with non-sovereign issuers or underliers. Such exposure was comprised of $316 million related to credit derivatives, $151 million related to debt and $233 million related to equities. As of December 2014, our total credit exposure and market exposure to Russia was $416 million and $447 million, respectively.

As of June 2015, our total credit exposure to Greece was $117 million and was substantially all with sovereign counterparties. Such exposure was related to OTC derivatives and included the benefit of $609 million of cash and securities collateral. In addition, our total market exposure to Greece as of June 2015 was $(66) million, which was substantially all with sovereign issuers or underliers. As of December 2014, our total credit exposure and market exposure to Greece was $1.0 billion and $54 million, respectively.

Our total credit and market exposure to Argentina, Iraq, Ukraine and Venezuela as of both June 2015 and December 2014 was not material.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underliers. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives related to Russia and Greece are both bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash. As of June 2015, the gross purchased and written credit derivative notionals for single-name and index credit default swaps (included in credit derivatives above) were $18.8 billion and $19.4 billion, respectively, related to Russia and $1.9 billion and $1.7 billion, respectively, related to Greece. Including netting under legally enforceable netting agreements, the purchased and written credit derivative notionals for single-name and index credit default swaps were $3.2 billion and $3.8 billion, respectively, related to Russia and $866 million and $721 million, respectively, related to Greece as of June 2015. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements. For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the condensed consolidated financial statements.

Goldman Sachs June 2015 Form 10-Q	165

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Over the last few years, there have been concerns about European sovereign debt risk and its impact on the European banking system, as a number of European member states, including Ireland, Italy, Portugal and Spain, experienced significant credit deterioration. Although many of the immediate concerns have subsided, some of the countries in the region face long-term economic and financial challenges. As of June 2015, our aggregate credit and market exposure to these four European countries was $6.7 billion ($7.6 billion of credit exposure and $(913) million of market exposure), including $2.6 billion to Ireland, $1.7 billion to Italy, $319 million to Portugal and $2.1 billion to Spain. As of December 2014, our aggregate credit and market exposure to these four European countries was $10.1 billion ($8.8 billion of credit exposure and $1.3 billion of market exposure), including $4.0 billion to Ireland, $3.1 billion to Italy, $439 million to Portugal and $2.6 billion to Spain. We continue to closely monitor our risk exposure to these four countries as part of our risk management process.

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

Industry Exposures. Significant declines in the price of oil during the fourth quarter of 2014 and early 2015 have led to market concerns regarding the creditworthiness of certain companies in the oil and gas industry. As of June 2015, our credit exposure to oil and gas companies related to loans and lending commitments was $10.3 billion ($1.5 billion of loans and $8.8 billion of lending commitments). Such exposure included $4.2 billion of exposure to non-investment-grade counterparties ($1.3 billion related to loans and $2.9 billion related to lending commitments). In addition, we have exposure to our clients in the oil and gas industry arising from derivatives. As of June 2015, our credit exposure related to derivatives and receivables with oil and gas companies was $1.7 billion, primarily with investment-grade counterparties. As of June 2015, our market exposure related to oil and gas companies was $482 million, substantially all of which was to non-investment-grade issuers or underliers. As of December 2014, our total credit exposure and market exposure to oil and gas companies was $12.6 billion (including $10.9 billion related to loans and lending commitments and $1.7 billion related to derivatives and receivables) and $805 million, respectively.

Other Exposures. The continued decline in the Commonwealth of Puerto Rico’s credit ratings coupled with its shrinking economy has raised concerns about its municipal debt. As of June 2015, our total credit and market exposure to the Commonwealth of Puerto Rico was not material.

166	Goldman Sachs June 2015 Form 10-Q

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

Operational Risk Management Process

Managing operational risk requires timely and accurate information as well as a strong control culture. We seek to manage our operational risk through:

•	Training, supervision and development of our people;

•	Active participation of senior management in identifying and mitigating key operational risks across the firm;

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

We combine top-down and bottom-up approaches to manage and measure operational risk. From a top-down perspective, our senior management assesses firmwide and business-level operational risk profiles. From a bottom-up perspective, revenue-producing units and independent control and support functions are responsible for risk management on a day-to-day basis, including identifying, mitigating, and escalating operational risks to senior management.

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

Goldman Sachs June 2015 Form 10-Q	167

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

Risk Measurement

We measure our operational risk exposure over a twelve-month time horizon using both statistical modeling and scenario analyses, which involve qualitative assessments of the potential frequency and extent of potential operational risk losses, for each of our businesses. Operational risk measurement incorporates qualitative and quantitative assessments of factors including:

•	Internal and external operational risk event data;

•	Assessments of our internal controls;

•	Evaluations of the complexity of our business activities;

•	The degree of and potential for automation in our processes;

•	New product information;

•	The legal and regulatory environment;

•	Changes in the markets for our products and services, including the diversity and sophistication of our customers and counterparties; and

•	Liquidity of the capital markets and the reliability of the infrastructure that supports the capital markets.

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

•	Our businesses have been and may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

•	Our market-making activities have been and may be affected by changes in the levels of market volatility.

168	Goldman Sachs June 2015 Form 10-Q

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

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

Goldman Sachs June 2015 Form 10-Q	169

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

170	Goldman Sachs June 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the June 2015 Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “Certain Risk Factors That May Affect Our Businesses” above, as well as “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K.

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

Goldman Sachs June 2015 Form 10-Q	171

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of the June 2015 Form 10-Q. See Note 27 to the condensed consolidated financial statements in Part I, Item 1 of the June 2015 Form 10-Q for information about certain judicial, regulatory and legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2015.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	[1]	Maximum number of shares that may yet be purchased under the plans or programs	[1]
Month #1 (April 1, 2015 to April 30, 2015)	98,882	$195.09	98,882		18,501,625

Month #2 (May 1, 2015 to May 31, 2015)	383,351	206.18	383,351		18,118,274

Month #3 (June 1, 2015 to June 30, 2015)	694,271	211.18	694,271		17,424,003
Total	1,176,504		1,176,504

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

172	Goldman Sachs June 2015 Form 10-Q

Item 6.    Exhibits

Exhibits

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2015 and June 30, 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014, (iii) the Condensed Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and year ended December 31, 2014, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Goldman Sachs June 2015 Form 10-Q	173

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ Harvey M. Schwartz
	Name:	Harvey M. Schwartz
Title: Chief Financial Officer

By:	/s/ Sarah E. Smith
	Name:	Sarah E. Smith
Title: Principal Accounting Officer

Date: July 31, 2015

174	Goldman Sachs June 2015 Form 10-Q