Form 10-Q
period 2015-09-30
GOLDMAN SACHS GROUP INC
filed 2015-11-03
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 16, 2015, there were 426,536,163 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Goldman Sachs September 2015 Form 10-Q	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2015	2014	2015	2014
Revenues
Investment banking	$1,556	$1,464	$ 5,480	$ 5,024

Investment management	1,331	1,386	4,400	4,262

Commissions and fees	859	783	2,517	2,441

Market making	1,730	2,087	7,964	6,911

Other principal transactions	543	1,618	3,822	5,116
Total non-interest revenues	6,019	7,338	24,183	23,754

Interest income	2,119	2,297	6,304	7,470

Interest expense	1,277	1,248	3,940	4,384
Net interest income	842	1,049	2,364	3,086
Net revenues, including net interest income	6,861	8,387	26,547	26,840
Operating expenses
Compensation and benefits	2,351	2,801	10,619	10,736

Brokerage, clearing, exchange and distribution fees	665	624	1,950	1,832

Market development	123	129	409	408

Communications and technology	200	190	601	576

Depreciation and amortization	222	301	706	985

Occupancy	182	212	572	627

Professional fees	253	220	714	656

Other expenses	819	605	3,270	1,873
Total non-compensation expenses	2,464	2,281	8,222	6,957
Total operating expenses	4,815	5,082	18,841	17,693
Pre-tax earnings	2,046	3,305	7,706	9,147

Provision for taxes	620	1,064	2,388	2,836
Net earnings	1,426	2,241	5,318	6,311

Preferred stock dividends	96	98	324	266
Net earnings applicable to common shareholders	$1,330	$2,143	$ 4,994	$ 6,045
Earnings per common share
Basic	$ 2.95	$ 4.69	$ 11.03	$ 13.05

Diluted	2.90	4.57	10.84	12.69

Dividends declared per common share	$ 0.65	$ 0.55	$ 1.90	$ 1.65

Average common shares outstanding
Basic	449.0	455.5	451.2	461.8

Diluted	458.6	469.2	460.9	476.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Net earnings	$1,426	$2,241	$5,318	$6,311

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(39)	(44)	(94)	(103)

Pension and postretirement liabilities	36	(7)	(74)	(21)

Cash flow hedges	—	3	—	5
Other comprehensive loss	(3)	(48)	(168)	(119)
Comprehensive income	$1,423	$2,193	$5,150	$6,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs September 2015 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions, except per share amounts	September 2015	December 2014
Assets
Cash and cash equivalents	$ 65,575	$ 57,600

Cash and securities segregated for regulatory and other purposes (includes $38,044 and $34,291 at fair value as of September 2015 and December 2014, respectively)	58,168	51,716

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $125,265 and $126,036 at fair value as of September 2015 and December 2014, respectively)	126,903	127,938

Securities borrowed (includes $68,481 and $66,769 at fair value as of September 2015 and December 2014, respectively)	173,315	160,722

Receivables:
Brokers, dealers and clearing organizations	46,986	30,671

Customers and counterparties (includes $6,346 and $6,944 at fair value as of September 2015 and December 2014, respectively)	52,016	63,808

Loans receivable	42,189	28,938

Financial instruments owned, at fair value (includes $52,029 and $64,473 pledged as collateral as of September 2015 and December 2014, respectively)	290,487	312,248

Other assets	24,920	22,201
Total assets	$880,559	$855,842
Liabilities and shareholders’ equity
Deposits (includes $14,802 and $13,523 at fair value as of September 2015 and December 2014, respectively)	$ 91,458	$ 82,880

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	89,481	88,215

Securities loaned (includes $1,081 and $765 at fair value as of September 2015 and December 2014, respectively)	3,519	5,570

Other secured financings (includes $23,787 and $21,450 at fair value as of September 2015 and December 2014, respectively)	25,222	22,809

Payables:
Brokers, dealers and clearing organizations	6,956	6,636

Customers and counterparties	215,822	206,936

Financial instruments sold, but not yet purchased, at fair value	125,428	132,083

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $16,390 and $18,826 at fair value as of September 2015 and December 2014, respectively)	41,331	44,539

Unsecured long-term borrowings (includes $20,820 and $16,005 at fair value as of September 2015 and December 2014, respectively)	175,817	167,302

Other liabilities and accrued expenses (includes $1,446 and $831 at fair value as of September 2015 and December 2014, respectively)	17,822	16,075
Total liabilities	792,856	773,045

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $11,200 and $9,200 as of September 2015 and December 2014, respectively	11,200	9,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 863,546,793 and 852,784,764 shares issued as of September 2015 and December 2014, respectively, and 427,904,332 and 430,259,102 shares outstanding as of September 2015 and December 2014, respectively	9	9

Share-based awards	4,011	3,766

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	51,281	50,049

Retained earnings	83,105	78,984

Accumulated other comprehensive loss	(911)	(743)

Stock held in treasury, at cost, par value $0.01 per share; 435,642,463 and 422,525,664 shares as of September 2015 and December 2014, respectively	(60,992)	(58,468)
Total shareholders’ equity	87,703	82,797
Total liabilities and shareholders’ equity	$880,559	$855,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

$ in millions	Nine Months Ended September 2015	Year Ended December 2014
Preferred stock
Balance, beginning of year	$ 9,200	$ 7,200

Issued	2,000	2,000
Balance, end of period	11,200	9,200

Common stock
Balance, beginning of year	9	8

Issued	—	1
Balance, end of period	9	9

Share-based awards
Balance, beginning of year	3,766	3,839

Issuance and amortization of share-based awards	2,147	2,079

Delivery of common stock underlying share-based awards	(1,738)	(1,725)

Forfeiture of share-based awards	(70)	(92)

Exercise of share-based awards	(94)	(335)
Balance, end of period	4,011	3,766

Additional paid-in capital
Balance, beginning of year	50,049	48,998

Delivery of common stock underlying share-based awards	2,037	2,206

Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,185)	(1,922)

Preferred stock issuance costs	(7)	(20)

Excess net tax benefit related to share-based awards	388	788

Cash settlement of share-based awards	(1)	(1)
Balance, end of period	51,281	50,049

Retained earnings
Balance, beginning of year	78,984	71,961

Net earnings	5,318	8,477

Dividends and dividend equivalents declared on common stock and share-based awards	(873)	(1,054)

Dividends declared on preferred stock	(324)	(400)
Balance, end of period	83,105	78,984

Accumulated other comprehensive loss
Balance, beginning of year	(743)	(524)

Other comprehensive loss	(168)	(219)
Balance, end of period	(911)	(743)

Stock held in treasury, at cost
Balance, beginning of year	(58,468)	(53,015)

Repurchased	(2,545)	(5,469)

Reissued	29	49

Other	(8)	(33)
Balance, end of period	(60,992)	(58,468)
Total shareholders’ equity	$ 87,703	$ 82,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs September 2015 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September
$ in millions	2015	2014
Cash flows from operating activities
Net earnings	$ 5,318	$ 6,311

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	706	985

Share-based compensation	2,107	1,931

Gain related to extinguishment of junior subordinated debt	(34)	(270)

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(6,452)	5,480

Receivables and payables (excluding loans receivable), net	4,524	12,952

Collateralized transactions (excluding other secured financings), net	(12,902)	(52,273)

Financial instruments owned, at fair value	18,366	13,228

Financial instruments sold, but not yet purchased, at fair value	(6,753)	4,580

Other, net	(4,714)	(5,515)
Net cash provided by/(used for) operating activities	166	(12,591)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,205)	(508)

Proceeds from sales of property, leasehold improvements and equipment	120	17

Business acquisitions, net of cash acquired	(1,684)	(626)

Proceeds from sales of investments	714	1,127

Loans receivable, net	(12,692)	(10,601)
Net cash used for investing activities	(14,747)	(10,591)

Cash flows from financing activities
Unsecured short-term borrowings, net	(1,228)	1,417

Other secured financings (short-term), net	(492)	417

Proceeds from issuance of other secured financings (long-term)	10,772	5,700

Repayment of other secured financings (long-term), including the current portion	(7,360)	(5,562)

Proceeds from issuance of unsecured long-term borrowings	36,031	30,402

Repayment of unsecured long-term borrowings, including the current portion	(22,513)	(19,940)

Purchase of trust preferred securities	(1)	(1,429)

Derivative contracts with a financing element, net	(89)	550

Deposits, net	8,578	7,144

Common stock repurchased	(2,545)	(4,219)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,197)	(1,045)

Proceeds from issuance of preferred stock, net of issuance costs	1,993	1,980

Proceeds from issuance of common stock, including exercise of share-based awards	220	79

Excess tax benefit related to share-based awards	388	706

Cash settlement of share-based awards	(1)	(1)
Net cash provided by financing activities	22,556	16,199
Net increase/(decrease) in cash and cash equivalents	7,975	(6,983)

Cash and cash equivalents, beginning of year	57,600	61,133
Cash and cash equivalents, end of period	$ 65,575	$ 54,150

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $4.09 billion and $5.45 billion during the nine months ended September 2015 and September 2014, respectively.

Cash payments for income taxes, net of refunds, were $2.20 billion and $2.51 billion during the nine months ended September 2015 and September 2014, respectively.

Non-cash activities:

The firm exchanged $262 million of Trust Preferred Securities and common beneficial interests held by the firm for $296 million of the firm’s junior subordinated debt held by the issuing trust during the nine months ended September 2015. Following the exchange, this junior subordinated debt was extinguished.

The firm exchanged $1.59 billion of Trust Preferred Securities, common beneficial interests and senior guaranteed trust securities held by the firm for $1.86 billion of the firm’s junior subordinated debt held by the issuing trusts during the nine months ended September 2014. Following the exchange, this junior subordinated debt was extinguished.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs September 2015 Form 10-Q

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

All references to September 2015, June 2015 and September 2014 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2015, June 30, 2015 and September 30, 2014, respectively. All references to December 2014 refer to the date December 31, 2014. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs September 2015 Form 10-Q	7

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

8	Goldman Sachs September 2015 Form 10-Q

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

Goldman Sachs September 2015 Form 10-Q	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commissions and Fees. The firm earns “Commissions and fees” from executing and clearing client transactions on stock, options and futures markets, as well as over-the-counter (OTC) transactions. Commissions and fees are recognized on the day the trade is executed.

Transfers of Assets

Transfers of assets are accounted for as sales when the firm has relinquished control over the assets transferred. For transfers of assets accounted for as sales, any gains or losses are recognized in net revenues. Assets or liabilities that arise from the firm’s continuing involvement with transferred assets are recognized at fair value. For transfers of assets that are not accounted for as sales, the assets remain in “Financial instruments owned, at fair value” and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Note 10 for further information about transfers of assets accounted for as collateralized financings and Note 11 for further information about transfers of assets accounted for as sales.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of September 2015 and December 2014, “Cash and cash equivalents” included $6.85 billion and $5.79 billion, respectively, of cash and due from banks, and $58.73 billion and $51.81 billion, respectively, of interest-bearing deposits with banks.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of September 2015 and December 2014, the firm’s receivables from customers and counterparties included $1.63 billion and $400 million, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of September 2015 and December 2014, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2015 and December 2014. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2015 and December 2014.

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2015 and December 2014. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in “Interest expense.”

10	Goldman Sachs September 2015 Form 10-Q

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

Goldman Sachs September 2015 Form 10-Q	11

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

Revenue from Contracts with Customers (ASC 606). In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The firm is still evaluating the effect of the ASU on its financial condition, results of operations, and cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASC 860). In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU No. 2014-11 changes the accounting for repurchase- and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. ASU No. 2014-11 also requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities financing transactions. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales were effective for the first interim and annual reporting periods beginning after December 15, 2014. The additional disclosures for certain securities financing transactions were required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. Adoption of ASU No. 2014-11 did not materially affect the firm’s financial condition, results of operations, or cash flows.

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

12	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amendments to the Consolidation Analysis (ASC 810). In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) — Amendments to the Consolidation Analysis.” ASU No. 2015-02 eliminates the deferral of the requirements of ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” for certain interests in investment funds and provides a scope exception from Topic 810 for certain investments in money market funds. The ASU also makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted and the firm intends to early adopt in the fourth quarter of 2015. Adoption of ASU No. 2015-02 will not materially affect the firm’s financial condition, results of operations, or cash flows.

Simplifying the Presentation of Debt Issuance Costs (ASC 835). In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that these costs related to a recognized debt liability be presented in the statement of financial condition as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption is permitted. The firm early adopted ASU No. 2015-03 in September 2015. In accordance with ASU No. 2015-03, previously reported amounts have been conformed to the current presentation, as reflected in Notes 13 through 16. The impact of adoption as of September 2015 and December 2014 was a reduction to both total assets and total liabilities of $444 million and $398 million, respectively.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share (or Its Equivalent) (ASC 820). In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015-07 requires that investments for which the fair value is measured at NAV using the practical expedient (investments in funds measured at NAV) under “Fair Value Measurements and Disclosures” (Topic 820) be excluded from the fair value hierarchy. ASU No. 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-07 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Early adoption is permitted. The firm early adopted ASU No. 2015-07 in June 2015 and adoption did not affect the firm’s financial condition, results of operations, or cash flows. In accordance with ASU No. 2015-07, previously reported amounts have been conformed to the current presentation. See Notes 4 through 6 for the disclosures required by ASU No. 2015-07.

Simplifying the Accounting for Measurement-Period Adjustments (ASC 805). In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) — Simplifying the Accounting for Measurement-Period Adjustments.” ASU No. 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU No. 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Adoption of ASU No. 2015-16 will not materially affect the firm’s financial condition, results of operations, or cash flows.

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

Goldman Sachs September 2015 Form 10-Q	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the firm’s financial instruments owned, at fair value, and financial instruments sold, but not yet purchased, at fair value.

	As of September 2015
$ in millions	Financial Instruments Owned		Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 4,636		$ —

U.S. government and federal agency obligations	51,357		11,163

Non-U.S. government and agency obligations	31,666		18,483

Loans and securities backed by commercial real estate	5,904	[1]	—

Loans and securities backed by residential real estate	13,212	[2]	—

Bank loans and bridge loans	11,844		434

Corporate debt securities	17,492		5,726

State and municipal obligations	1,570		—

Other debt obligations	1,862	[3]	1

Equities and convertible debentures	81,091		38,124

Commodities	3,466		435

Investments in funds measured at NAV	7,896		—
Subtotal	231,996		74,366

Derivatives	58,491		51,062
Total	$290,487		$125,428

	As of December 2014
$ in millions	Financial Instruments Owned		Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 3,654		$ —

U.S. government and federal agency obligations	48,002		12,762

Non-U.S. government and agency obligations	37,059		20,500

Loans and securities backed by commercial real estate	7,140	[1]	1

Loans and securities backed by residential real estate	11,717	[2]	—

Bank loans and bridge loans	14,171		464

Corporate debt securities	21,419		5,800

State and municipal obligations	1,203		—

Other debt obligations	3,257	[3]	2

Equities and convertible debentures	87,900		28,314

Commodities	3,846		1,224

Investments in funds measured at NAV	9,610		—
Subtotal	248,978		69,067

Derivatives	63,270		63,016
Total	$312,248		$132,083

1.	Includes $3.74 billion and $4.97 billion of loans backed by commercial real estate as of September 2015 and December 2014, respectively.

2.	Includes $9.79 billion and $6.43 billion of loans backed by residential real estate as of September 2015 and December 2014, respectively.

3.	Includes $410 million and $618 million of loans backed by consumer loans and other assets as of September 2015 and December 2014, respectively.

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

$ in millions	Three Months Ended September		Nine Months Ended September
Product Type	2015	2014	2015	2014
Interest rates	$ (132)	$(2,811)	$ 146	$ (3,267)

Credit	298	497	1,218	2,699

Currencies	(656)	3,689	1,135	4,545

Equities	1,968	498	4,671	1,725

Commodities	252	214	794	1,209
Market making	1,730	2,087	7,964	6,911
Other principal transactions [1]	543	1,618	3,822	5,116
Total	$2,273	$ 3,705	$11,786	$12,027

1.

Other principal transactions are included in the firm’s Investing & Lending segment. See Note 25 for net revenues, including net interest income, by product type for Investing & Lending, as well as the amount of net interest income included in Investing & Lending.

14	Goldman Sachs September 2015 Form 10-Q

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

	As of
$ in millions	September 2015	June 2015	December 2014
Total level 1 financial assets	$124,475	$143,808	$139,484

Total level 2 financial assets	464,679	423,629	466,030

Total level 3 financial assets	27,213	32,412	35,780

Investments in funds measured at NAV	7,896	8,956	9,610

Counterparty and cash collateral netting	(95,640)	(90,510)	(104,616)
Total financial assets at fair value	$528,623	$518,295	$546,288
Total assets [1]	$880,559	$859,454	$855,842

Total level 3 financial assets as a percentage of total assets	3.1%	3.8%	4.2%

Total level 3 financial assets as a percentage of total financial assets at fair value	5.1%	6.3%	6.5%
Total level 1 financial liabilities	$ 65,269	$ 63,772	$ 59,697

Total level 2 financial liabilities	256,247	247,883	253,364

Total level 3 financial liabilities	16,949	18,353	15,904

Counterparty and cash collateral netting	(45,230)	(39,075)	(37,267)
Total financial liabilities at fair value	$293,235	$290,933	$291,698

Total level 3 financial liabilities as a percentage of total financial liabilities at fair value	5.8%	6.3%	5.5%

1.	Includes $856 billion as of September 2015, and $834 billion as of both June 2015 and December 2014, that is carried at fair value or at amounts that generally approximate fair value.

The table below presents a summary of level 3 financial assets. See Notes 6 through 8 for further information about level 3 financial assets.

	Level 3 Financial Assets as of
$ in millions	September 2015	June 2015	December 2014
Cash instruments	$ 20,305	$ 26,195	$ 28,650

Derivatives	6,866	6,175	7,074

Other financial assets	42	42	56
Total	$ 27,213	$ 32,412	$ 35,780

Goldman Sachs September 2015 Form 10-Q	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 financial assets as of September 2015 decreased compared with June 2015 and December 2014, primarily reflecting a decrease in level 3 cash instruments. See Note 6 for further information about changes in level 3 cash instruments.

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

16	Goldman Sachs September 2015 Form 10-Q

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
Significant inputs are generally determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles. Significant inputs include:
• Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral
• Market yields implied by transactions of similar or related assets
• Cumulative loss expectations, driven by default rates, home price projections, residential property liquidation timelines, related costs and subsequent recoveries
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

Goldman Sachs September 2015 Form 10-Q	17

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

Level 3 Cash Instruments	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average)
		As of September 2015	As of December 2014

Loans and securities backed by commercial real estate

•  Collateralized by a single commercial real estate property or a portfolio of properties

•  May include tranches of varying levels of subordination

($2.11 billion and $3.28 billion of level 3 assets as of September 2015 and December 2014, respectively)

Discounted cash flows:
	• Yield	3.1% to 20.0% (11.1%)	3.2% to 20.0% (10.5%)
	• Recovery rate	31.6% to 96.4% (57.6%)	24.9% to 100.0% (68.3%)
	• Duration (years)	0.2 to 5.5 (2.2)	0.3 to 4.7 (2.0)
	• Basis	(9) points to 4 points ((2) points)	(8) points to 13 points (2 points)

Loans and securities backed by residential real estate

•  Collateralized by portfolios of residential real estate

•  May include tranches of varying levels of subordination

($1.64 billion and $2.55 billion of level 3 assets as of September 2015 and December 2014, respectively)

Discounted cash flows:
	• Yield	2.9% to 12.0% (7.4%)	1.9% to 17.5% (7.6%)
	• Cumulative loss rate	6.0% to 41.6% (27.0%)	0.0% to 95.1% (24.4%)
	• Duration (years)	1.5 to 13.1 (7.0)	0.5 to 13.0 (4.3)
Bank loans and bridge loans ($3.76 billion and $6.97 billion of level 3 assets as of September 2015 and December 2014, respectively)	Discounted cash flows:
	• Yield	1.4% to 27.8% (9.8%)	1.4% to 29.5% (8.7%)
	• Recovery rate	16.9% to 85.1% (52.6%)	26.6% to 92.5% (60.6%)
	• Duration (years)	0.4 to 6.2 (2.4)	0.3 to 7.8 (2.5)

Non-U.S. government and agency obligations

Corporate debt securities

State and municipal obligations

Other debt obligations

($2.96 billion and $4.75 billion of level 3 assets as of September 2015 and December 2014, respectively)

Discounted cash flows:
	• Yield	1.0% to 19.3% (10.1%)	0.9% to 24.4% (9.2%)
	• Recovery rate	0.0% to 71.7% (62.1%)	0.0% to 71.9% (59.2%)
	• Duration (years)	1.3 to 12.8 (4.9)	0.5 to 19.6 (3.7)

Equities and convertible debentures (including private equity investments and investments in real estate entities)

($9.84 billion and $11.11 billion of level 3 assets as of September 2015 and December 2014, respectively)

Market comparables and discounted cash flows:
	• Multiples	0.8x to 21.0x (4.8x)	0.8x to 16.6x (6.5x)
	• Discount rate/yield	6.0% to 20.0% (14.4%)	3.7% to 30.0% (14.4%)
	• Long-term growth rate/ compound annual growth rate	3.0% to 9.9% (5.2%)	1.0% to 10.0% (6.0%)
	• Capitalization rate	5.3% to 12.5% (7.5%)	3.8% to 13.0% (7.6%)

18	Goldman Sachs September 2015 Form 10-Q

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

	Cash Instrument Assets at Fair Value
	As of September 2015					As of December 2014
$ in millions	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3		Total
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 961	$ 3,675	$ —		$ 4,636	$ —	$ 3,654	$ —		$ 3,654

U.S. government and federal agency obligations	23,201	28,156	—		51,357	18,540	29,462	—		48,002

Non-U.S. government and agency obligations	26,873	4,780	13		31,666	30,255	6,668	136		37,059

Loans and securities backed by commercial real estate	—	3,799	2,105		5,904	—	3,865	3,275		7,140

Loans and securities backed by residential real estate	—	11,572	1,640		13,212	—	9,172	2,545		11,717

Bank loans and bridge loans	—	8,083	3,761		11,844	—	7,198	6,973		14,171

Corporate debt securities	264	14,910	2,318		17,492	249	17,537	3,633		21,419

State and municipal obligations	—	1,481	89		1,570	—	1,093	110		1,203

Other debt obligations	—	1,321	541		1,862	—	2,387	870		3,257

Equities and convertible debentures	60,036	11,217	9,838	[2]	81,091	68,974	7,818	11,108	[2]	87,900

Commodities	—	3,466	—		3,466	—	3,846	—		3,846
Subtotal	$111,335	$92,460	$20,305		$224,100	$118,018	$92,700	$28,650		$239,368

Investments in funds measured at NAV					7,896					9,610
Total [1]					$231,996					$248,978

	Cash Instrument Liabilities at Fair Value
	As of September 2015					As of December 2014
$ in millions	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3		Total
U.S. government and federal agency obligations	$ 11,143	$ 20	$ —		$ 11,163	$ 12,746	$ 16	$ —		$ 12,762

Non-U.S. government and agency obligations	16,703	1,780	—		18,483	19,256	1,244	—		20,500

Loans and securities backed by commercial real estate	—	—	—		—	—	1	—		1

Bank loans and bridge loans	—	305	129		434	—	286	178		464

Corporate debt securities	4	5,720	2		5,726	—	5,741	59		5,800

Other debt obligations	—	—	1		1	—	—	2		2

Equities and convertible debentures	37,391	646	87		38,124	27,587	722	5		28,314

Commodities	—	435	—		435	—	1,224	—		1,224
Total	$ 65,241	$ 8,906	$ 219		$ 74,366	$ 59,589	$ 9,234	$ 244		$ 69,067

1.

Includes collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $313 million in level 2 and $915 million in level 3 as of September 2015, and $234 million in level 2 and $1.34 billion in level 3 as of December 2014, respectively.

2.

Includes $9.09 billion of private equity investments, $327 million of investments in real estate entities and $423 million of convertible debentures as of September 2015, and $10.25 billion of private equity investments, $294 million of investments in real estate entities and $562 million of convertible debentures as of December 2014.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

During the three months ended September 2015:

•	Transfers into level 2 from level 1 of cash instruments were $95 million, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments.

•	Transfers into level 1 from level 2 of cash instruments were $113 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

During the nine months ended September 2015:

•	Transfers into level 2 from level 1 of cash instruments were $138 million, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments.

•	Transfers into level 1 from level 2 of cash instruments were $264 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

During the three months ended September 2014:

•	Transfers into level 2 from level 1 of cash instruments were $25 million, reflecting transfers of public equity securities due to decreased market activity in these instruments.

•	Transfers into level 1 from level 2 of cash instruments were $1 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

During the nine months ended September 2014:

•

Transfers into level 2 from level 1 of cash instruments were $65 million, including $47 million of public equity securities and $18 million of U.S. government and federal agency obligations primarily due to decreased market activity in these instruments.

•	Transfers into level 1 from level 2 of cash instruments were $80 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

See level 3 rollforward below for information about transfers between level 2 and level 3.

Goldman Sachs September 2015 Form 10-Q	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the period. In the tables below:

•

If a cash instrument asset or liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. For level 3 cash instrument assets, increases are shown as positive amounts, while decreases are shown as negative amounts. For level 3 cash instrument liabilities, increases are shown as negative amounts, while decreases are shown as positive amounts.

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

•	See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 cash instruments, and the activity related to transfers into and transfers out of level 3.

	Level 3 Cash Instrument Assets and Liabilities at Fair Value
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Three Months Ended September 2015
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 11	$ —		$ —		$ —	$ (10)	$ (1)	$ —	$ —	$ —

Non-U.S. government and agency obligations	21	—		—		—	—	(9)	1	—	13

Loans and securities backed by commercial real estate	2,134	22		28		232	(100)	(131)	87	(167)	2,105

Loans and securities backed by residential real estate	2,717	24		29		91	(238)	(76)	69	(976)	1,640

Bank loans and bridge loans	5,377	55		(77)		243	(43)	(574)	152	(1,372)	3,761

Corporate debt securities	2,595	51		(34)		95	(153)	(19)	161	(378)	2,318

State and municipal obligations	143	—		—		7	(9)	—	12	(64)	89

Other debt obligations	740	2		4		16	(63)	(102)	—	(56)	541

Equities and convertible debentures	12,457	77		(2)		177	(93)	(514)	212	(2,476)	9,838
Total cash instrument assets	$26,195	$231	[1]	$ (52	) [1]	$ 861	$ (709)	$(1,426)	$ 694	$(5,489)	$20,305
Total cash instrument liabilities	$ (178)	$ 13		$ (31)		$ 102	$ (35)	$ 3	$ (98)	$ 5	$ (219)
Nine Months Ended September 2015
Non-U.S. government and agency obligations	$ 136	$ 9		$ —		$ 1	$ (35)	$ (24)	$ —	$ (74)	$ 13

Loans and securities backed by commercial real estate	3,275	120		91		429	(605)	(1,332)	340	(213)	2,105

Loans and securities backed by residential real estate	2,545	115		19		387	(639)	(255)	158	(690)	1,640

Bank loans and bridge loans	6,973	228		(177)		760	(833)	(1,481)	389	(2,098)	3,761

Corporate debt securities	3,633	128		(58)		455	(448)	(399)	345	(1,338)	2,318

State and municipal obligations	110	3		2		11	(21)	(2)	12	(26)	89

Other debt obligations	870	21		5		91	(192)	(82)	2	(174)	541

Equities and convertible debentures	11,108	197		962		676	(489)	(1,313)	885	(2,188)	9,838
Total cash instrument assets	$28,650	$821	[1]	$844	[1]	$2,810	$(3,262)	$(4,888)	$2,131	$(6,801)	$20,305
Total cash instrument liabilities	$ (244)	$ 12		$ (26)		$ 170	$ (45)	$ (6)	$ (121)	$ 41	$ (219)

1.

The aggregate amounts include gains/(losses) of approximately $(39) million, $(18) million and $236 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively, for the three months ended September 2015, and approximately $(10) million, $1.13 billion and $547 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively, for the nine months ended September 2015.

20	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets and Liabilities at Fair Value
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Three Months Ended September 2014
Non-U.S. government and agency obligations	$ 53	$ 1		$ —	$ 87	$ (6)	$ (11)	$ —	$ —	$ 124

Loans and securities backed by commercial real estate	2,508	56		(7)	108	(62)	(165)	877	(125)	3,190

Loans and securities backed by residential real estate	2,039	37		37	373	(167)	(125)	155	(49)	2,300

Bank loans and bridge loans	6,280	109		(46)	1,697	(355)	(1,099)	880	(435)	7,031

Corporate debt securities	2,192	83		(42)	1,793	(491)	(557)	697	(239)	3,436

State and municipal obligations	169	2		(1)	3	(35)	—	27	(34)	131

Other debt obligations	629	5		2	102	(12)	(68)	44	(91)	611

Equities and convertible debentures	10,551	33		358	460	(232)	(215)	705	(922)	10,738
Total cash instrument assets	$24,421	$ 326	[1]	$ 301 [1]	$ 4,623	$(1,360)	$(2,240)	$3,385	$(1,895)	$27,561
Total cash instrument liabilities	$ (197)	$ (6)		$ (20)	$ 76	$ (31)	$ 7	$ (29)	$ 11	$ (189)
Nine Months Ended September 2014
Non-U.S. government and agency obligations	$ 40	$ 4		$ 2	$ 93	$ (19)	$ (4)	$ 8	$ —	$ 124

Loans and securities backed by commercial real estate	2,515	112		127	1,318	(373)	(472)	178	(215)	3,190

Loans and securities backed by residential real estate	1,961	145		148	648	(289)	(329)	232	(216)	2,300

Bank loans and bridge loans	6,071	450		47	3,667	(696)	(2,590)	375	(293)	7,031

Corporate debt securities	2,744	233		22	2,277	(926)	(872)	380	(422)	3,436

State and municipal obligations	257	3		3	31	(112)	(1)	—	(50)	131

Other debt obligations	807	45		62	99	(187)	(106)	18	(127)	611

Equities and convertible debentures	8,671	189		1,046	2,097	(873)	(537)	1,236	(1,091)	10,738
Total cash instrument assets	$23,066	$1,181	[1]	$1,457 [1]	$10,230	$(3,475)	$(4,911)	$2,427	$(2,414)	$27,561
Total cash instrument liabilities	$ (297)	$ 2		$ 47	$ 171	$ (89)	$ (27)	$ (19)	$ 23	$ (189)

1.

The aggregate amounts include gains of approximately $27 million, $325 million and $275 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively, for the three months ended September 2014, and approximately $464 million, $1.40 billion and $771 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively, for the nine months ended September 2014.

Goldman Sachs September 2015 Form 10-Q	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended September 2015. The net unrealized loss on level 3 cash instruments of $83 million (reflecting $52 million on cash instrument assets and $31 million on cash instrument liabilities) for the three months ended September 2015 primarily reflected losses on bank loans and bridge loans, principally reflecting the impact of wider credit spreads.

Transfers into level 3 during the three months ended September 2015 primarily reflected transfers of certain private equity investments, corporate debt securities and bank loans and bridge loans from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended September 2015 primarily reflected transfers of certain private equity investments and loans and securities backed by residential real estate to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain bank loans and bridge loans to level 2 principally due to certain unobservable yield and duration inputs not being significant to the valuation of these instruments.

Nine Months Ended September 2015. The net unrealized gain on level 3 cash instruments of $818 million (reflecting $844 million of gains on cash instrument assets and $26 million of losses on cash instrument liabilities) for the nine months ended September 2015 primarily reflected gains on private equity investments principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the nine months ended September 2015 primarily reflected transfers of certain private equity investments, bank loans and bridge loans, corporate debt securities and loans and securities backed by commercial real estate from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the nine months ended September 2015 primarily reflected transfers of certain private equity investments, corporate debt securities and loans and securities backed by residential real estate to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain bank loans and bridge loans to level 2 principally due to certain unobservable yield and duration inputs not being significant to the valuation of these instruments.

Three Months Ended September 2014. The net unrealized gain on level 3 cash instruments of $281 million (reflecting $301 million of gains on cash instrument assets and $20 million of losses on cash instrument liabilities) for the three months ended September 2014 reflected gains on private equity investments principally driven by company-specific events and strong corporate performance.

Transfers into level 3 during the three months ended September 2014 primarily reflected transfers of certain bank loans and bridge loans, loans and securities backed by commercial real estate, private equity investments and corporate debt securities from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended September 2014 primarily reflected transfers of certain private equity investments and bank loans and bridge loans to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Nine Months Ended September 2014. The net unrealized gain on level 3 cash instruments of $1.50 billion (reflecting $1.46 billion on cash instrument assets and $47 million on cash instrument liabilities) for the nine months ended September 2014 primarily consisted of gains on private equity investments principally driven by company-specific events and strong corporate performance.

Transfers into level 3 during the nine months ended September 2014 primarily reflected transfers of certain private equity investments, corporate debt securities and bank loans and bridge loans from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the nine months ended September 2014 primarily reflected transfers of certain private equity investments, corporate debt securities and bank loans and bridge loans to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

22	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investments in Funds That Are Measured at Net

Asset Value Per Share

Cash instruments at fair value include investments in funds that are measured at NAV of the investment fund. The firm uses NAV to measure the fair value of its fund investments when (i) the fund investment does not have a readily determinable fair value and (ii) the NAV of the investment fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the underlying investments at fair value. The firm early adopted ASU No. 2015-07 in June 2015 and, as required, disclosures in the paragraphs and tables below are limited to only those investments in funds that are measured at NAV. In accordance with ASU No. 2015-07, previously reported amounts have been conformed to the current presentation.

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

The firm continues to manage its existing funds, taking into account the conformance period outlined above, and has redeemed $3.18 billion of its interests in hedge funds since March 2012. In order to be compliant with the Volcker Rule, the firm will be required to reduce most of its interests in the funds in the table below by the end of the conformance period.

The tables below present the fair value of the firm’s investments in, and unfunded commitments to, funds that are measured at NAV.

	As of September 2015
$ in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$5,290	$2,068

Credit funds	667	375

Hedge funds	614	—

Real estate funds	1,325	296
Total	$7,896	$2,739

	As of December 2014
$ in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$6,307	$2,175

Credit funds	1,008	383

Hedge funds	863	—

Real estate funds	1,432	310
Total	$9,610	$2,868

Goldman Sachs September 2015 Form 10-Q	23

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

24	Goldman Sachs September 2015 Form 10-Q

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

In the table below:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

	As of September 2015			As of December 2014
$ in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Exchange-traded	$ 365	$ 389	$ 4,365,237	$ 228	$ 238	$ 3,151,865

OTC-cleared	272,253	250,611	23,715,996	351,801	330,298	30,408,636

Bilateral OTC	380,259	356,608	13,083,131	434,333	409,071	13,552,017
Total interest rates	652,877	607,608	41,164,364	786,362	739,607	47,112,518
OTC-cleared	5,732	6,087	453,464	5,812	5,663	378,099

Bilateral OTC	36,903	32,609	1,740,633	49,036	44,491	2,122,859
Total credit	42,635	38,696	2,194,097	54,848	50,154	2,500,958
Exchange-traded	332	248	26,526	69	69	17,214

OTC-cleared	215	164	18,174	100	96	13,304

Bilateral OTC	102,439	107,568	5,668,553	109,747	108,442	5,535,685
Total currencies	102,986	107,980	5,713,253	109,916	108,607	5,566,203
Exchange-traded	5,235	5,274	297,402	7,683	7,166	321,378

OTC-cleared	226	233	2,888	313	315	3,036

Bilateral OTC	16,271	17,701	272,286	20,994	21,065	345,065
Total commodities	21,732	23,208	572,576	28,990	28,546	669,479
Exchange-traded	11,202	10,284	651,206	9,592	9,636	541,711

Bilateral OTC	44,975	43,384	999,681	49,339	49,013	983,784
Total equities	56,177	53,668	1,650,887	58,931	58,649	1,525,495
Subtotal	876,407	831,160	51,295,177	1,039,047	985,563	57,374,653
Derivatives accounted for as hedges
OTC-cleared	2,224	72	42,149	2,713	228	31,109

Bilateral OTC	10,223	11	72,868	11,559	34	95,389
Total interest rates	12,447	83	115,017	14,272	262	126,498
OTC-cleared	22	4	1,191	12	3	1,205

Bilateral OTC	219	9	8,165	113	13	8,431
Total currencies	241	13	9,356	125	16	9,636
Subtotal	12,688	96	124,373	14,397	278	136,134
Total gross fair value/notional amount of derivatives	$ 889,095 [1]	$ 831,256 [1]	$51,419,550	$1,053,444 [1]	$ 985,841 [1]	$57,510,787
Amounts that have been offset in the condensed consolidated statements of financial condition
Exchange-traded	$ (13,298)	$ (13,298)		$ (15,039)	$ (15,039)

OTC-cleared	(254,089)	(254,089)		(335,792)	(335,792)

Bilateral OTC	(469,322)	(469,322)		(535,839)	(535,839)
Total counterparty netting	(736,709)	(736,709)		(886,670)	$(886,670)
OTC-cleared	(26,205)	(2,973)		(24,801)	(738)

Bilateral OTC	(67,690)	(40,512)		(78,703)	(35,417)
Total cash collateral netting	(93,895)	(43,485)		(103,504)	(36,155)
Total counterparty and cash collateral netting	$(830,604)	$(780,194)		$ (990,174)	$(922,825)
Amounts included in financial instruments owned/financial instruments sold, but not yet purchased
Exchange-traded	$ 3,836	$ 2,897		$ 2,533	$ 2,070

OTC-cleared	378	109		158	73

Bilateral OTC	54,277	48,056		60,579	60,873
Total amounts included in the condensed consolidated statements of financial condition	$ 58,491	$ 51,062		$ 63,270	$ 63,016
Amounts that have not been offset in the condensed consolidated statements of financial condition
Cash collateral received/posted	$ (1,011)	$ (2,047)		$ (980)	$ (2,940)

Securities collateral received/posted	(15,084)	(12,472)		(14,742)	(18,159)
Total	$ 42,396	$ 36,543		$ 47,548	$ 41,917

1.

Includes derivative assets and derivative liabilities of $19.87 billion and $18.64 billion, respectively, as of September 2015, and derivative assets and derivative liabilities of $25.93 billion and $26.19 billion, respectively, as of December 2014, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs September 2015 Form 10-Q	25

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

26	Goldman Sachs September 2015 Form 10-Q

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

Goldman Sachs September 2015 Form 10-Q	27

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

Level 3 Derivative Product Type	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median)
		As of September 2015	As of December 2014
Interest rates ($200 million and $40 million of net level 3 liabilities as of September 2015 and December 2014, respectively)	Option pricing models: • Correlation [1] • Volatility	(25)% to 92% (56% / 61%) 31 basis points per annum (bpa) to 152 bpa (84 bpa / 57 bpa)	(16)% to 84% (37% / 40%) 36 basis points per annum (bpa) to 156 bpa (100 bpa / 115 bpa)
Credit ($3.29 billion and $3.53 billion of net level 3 assets as of September 2015 and December 2014, respectively)	Option pricing models, correlation models and discounted cash flows models: • Correlation [1] • Credit spreads • Upfront credit points • Recovery rates	44% to 99% (70% / 70%) 1 basis points (bps) to 660 bps (145 bps / 108 bps) [2] 0 points to 99 points (40 points / 33 points) 11% to 71% (45% / 40%)	5% to 99% (71% / 72%) 1 basis points (bps) to 700 bps (116 bps / 79 bps) [2] 0 points to 99 points (40 points / 30 points) 14% to 87% (44% / 40%)
Currencies ($160 million of net level 3 assets and $267 million of net level 3 liabilities as of September 2015 and December 2014, respectively)	Option pricing models: • Correlation [1]	55% to 80% (69% / 73%)	55% to 80% (69% / 73%)
Commodities ($23 million of net level 3 assets and $1.14 billion of net level 3 liabilities as of September 2015 and December 2014, respectively)

Option pricing models and discounted cash flows models:

•  Volatility

•  Spread per million British Thermal units (MMBTU) of natural gas

•  Spread per Metric Tonne (MT) of coal

•  Spread per barrel of oil and refined products

		13% to 61% (35% / 34%) $(1.63) to $6.82 ($0.00 / $(0.03)) $(8.00) to $(5.00) ($(7.08) / $(7.46)) $(8.39) to $55.46 ($7.37 / $0.11) [2]	16% to 68% (33% / 32%) $(1.66) to $4.45 ($(0.13) / $(0.03)) $(10.50) to $3.00 ($(4.04) / $(6.74)) $(15.35) to $80.55 ($22.32 / $13.50) [2]
Equities ($884 million and $1.38 billion of net level 3 liabilities as of September 2015 and December 2014, respectively)	Option pricing models: • Correlation [1] • Volatility	28% to 94% (62% / 60%) 3% to 103% (28% / 26%)	30% to 99% (62% / 55%) 5% to 90% (23% / 21%)

1.

The range of unobservable inputs for correlation across derivative product types (i.e., cross-asset correlation) was (30)% to 80% (Average: 35% / Median: 43%) as of September 2015, and (34)% to 80% (Average: 33% / Median: 35%) as of December 2014.

2.	The difference between the average and the median for these spread inputs indicates that the majority of the inputs fall in the lower end of the range.

28	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Range of Significant Unobservable Inputs

Below is information about the ranges of significant unobservable inputs used to value the firm’s level 3 derivative instruments.

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

Sensitivity of Fair Value Measurement to Changes in Significant Unobservable Inputs

Below is a description of the directional sensitivity of the firm’s level 3 fair value measurements to changes in significant unobservable inputs, in isolation. Due to the distinctive nature of each of the firm’s level 3 derivatives, the interrelationship of inputs is not necessarily uniform within each product type.

•

Correlation. In general, for contracts where the holder benefits from the convergence of the underlying asset or index prices (e.g., interest rates, credit spreads, foreign exchange rates, inflation rates and equity prices), an increase in correlation results in a higher fair value measurement.

•	Volatility. In general, for purchased options, an increase in volatility results in a higher fair value measurement.

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

Goldman Sachs September 2015 Form 10-Q	29

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

•

Counterparty netting is reflected in each level to the extent that receivable and payable balances are netted within the same level and is included in “Counterparty netting within levels.” Where the counterparty netting is across levels, the netting is reflected in “Cross-level counterparty netting.”

	Derivative Assets at Fair Value as of September 2015
$ in millions	Level 1	Level 2	Level 3	Total
Interest rates	$ 5	$ 664,814	$ 505	$ 665,324

Credit	—	35,911	6,724	42,635

Currencies	—	102,870	357	103,227

Commodities	—	21,037	695	21,732

Equities	4	55,498	675	56,177
Gross fair value of derivative assets	9	880,130	8,956	889,095

Counterparty netting within levels	—	(732,874)	(2,090)	(734,964)
Subtotal	$ 9	$ 147,256	$ 6,866	$ 154,131

Cross-level counterparty netting				(1,745)

Cash collateral netting				(93,895)
Fair value included in financial instruments owned				$ 58,491

	Derivative Liabilities at Fair Value as of September 2015
$ in millions	Level 1	Level 2	Level 3	Total
Interest rates	$13	$ 606,973	$ 705	$ 607,691

Credit	—	35,266	3,430	38,696

Currencies	—	107,796	197	107,993

Commodities	—	22,536	672	23,208

Equities	15	52,094	1,559	53,668
Gross fair value of derivative assets	28	824,665	6,563	831,256

Counterparty netting within levels	—	(732,874)	(2,090)	(734,964)
Subtotal	$28	$ 91,791	$ 4,473	$ 96,292

Cross-level counterparty netting				(1,745)

Cash collateral netting				(43,485)
Fair value included in financial instruments sold, but not yet purchased				$ 51,062

	Derivative Assets at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Interest rates	$123	$ 800,028	$ 483	$ 800,634

Credit	—	47,190	7,658	54,848

Currencies	—	109,891	150	110,041

Commodities	—	28,124	866	28,990

Equities	175	58,122	634	58,931
Gross fair value of derivative assets	298	1,043,355	9,791	1,053,444

Counterparty netting within levels	—	(882,841)	(2,717)	(885,558)
Subtotal	$298	$ 160,514	$ 7,074	$ 167,886

Cross-level counterparty netting				(1,112)

Cash collateral netting				(103,504)
Fair value included in financial instruments owned				$ 63,270

	Derivative Liabilities at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Interest rates	$ 14	$ 739,332	$ 523	$ 739,869

Credit	—	46,026	4,128	50,154

Currencies	—	108,206	417	108,623

Commodities	—	26,538	2,008	28,546

Equities	94	56,546	2,009	58,649
Gross fair value of derivative assets	108	976,648	9,085	985,841

Counterparty netting within levels	—	(882,841)	(2,717)	(885,558)
Subtotal	$108	$ 93,807	$ 6,368	$ 100,283

Cross-level counterparty netting				(1,112)

Cash collateral netting				(36,155)
Fair value included in financial instruments sold, but not yet purchased				$ 63,016

30	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents changes in fair value for all derivatives categorized as level 3 as of the end of the period. In the table below:

•

If a derivative was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. Transfers between levels are reported at the beginning of the reporting period in which they occur.

•

Positive amounts for transfers into level 3 and negative amounts for transfers out of level 3 represent net transfers of derivative assets. Negative amounts for transfers into level 3 and positive amounts for transfers out of level 3 represent net transfers of derivative liabilities.

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

•

See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 derivative assets and liabilities, and the activity related to transfers into and transfers out of level 3.

	Level 3 Derivative Assets and Liabilities at Fair Value
$ in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Three Months Ended September 2015
Interest rates — net	$ (78)	$ (27)		$ 1		$ 2	$ (1)	$ 10	$(112)	$ 5	$ (200)

Credit — net	2,968	39		416		32	(46)	109	(5)	(219)	3,294

Currencies — net	(149)	(18)		183		4	—	37	(4)	107	160

Commodities — net	(54)	1		(27)		2	(56)	(4)	7	154	23

Equities — net	(2,349)	(17)		318		39	(407)	1,513	(88)	107	(884)
Total derivatives — net	$ 338	$ (22	) [1]	$ 891	[1]	$ 79	$ (510)	$ 1,665	$(202)	$ 154	$ 2,393
Nine Months Ended September 2015
Interest rates — net	$ (40)	$ (10)		$ (4)		$ 5	$ (32)	$ 31	$(105)	$ (45)	$ (200)

Credit — net	3,530	147		553		56	(151)	(700)	127	(268)	3,294

Currencies — net	(267)	(71)		301		31	(8)	108	(19)	85	160

Commodities — net	(1,142)	9		(68)		—	(87)	(95)	(20)	1,426	23

Equities — net	(1,375)	83		185		105	(694)	942	(148)	18	(884)
Total derivatives — net	$ 706	$ 158	[1]	$ 967	[1]	$197	$ (972)	$ 286	$(165)	$1,216	$ 2,393
Three Months Ended September 2014
Interest rates — net	$ (129)	$ (28)		$ 6		$ 1	$ (1)	$ 21	$ 27	$ 5	$ (98)

Credit — net	3,900	9		170		11	(36)	(512)	(116)	(106)	3,320

Currencies — net	(81)	(22)		(256)		6	—	61	9	(3)	(286)

Commodities — net	(7)	6		61		27	(20)	4	126	(9)	188

Equities — net	(1,499)	13		(175)		36	(2,939)	340	(212)	1,009	(3,427)
Total derivatives — net	$ 2,184	$ (22	) [2]	$(194	) [2]	$ 81	$(2,996)	$ (86)	$(166)	$ 896	$ (303)

Nine Months Ended September 2014
Interest rates — net	$ (86)	$ (57)		$ (63)		$ 4	$ (8)	$ 103	$ 33	$ (24)	$ (98)

Credit — net	4,176	(18)		803		174	(139)	(1,491)	(102)	(83)	3,320

Currencies — net	(200)	(60)		(210)		15	(24)	188	8	(3)	(286)

Commodities — net	60	130		73		38	(37)	(58)	41	(59)	188

Equities — net	(959)	(27)		(253)		187	(3,204)	111	(150)	868	(3,427)
Total derivatives — net	$ 2,991	$ (32	) [2]	$ 350	[2]	$418	$(3,412)	$(1,147)	$(170)	$ 699	$ (303)

1.

The aggregate amounts include gains of approximately $647 million and $222 million reported in “Market making” and “Other principal transactions,” respectively, for the three months ended September 2015, and approximately $945 million and $180 million reported in “Market making” and “Other principal transactions,” respectively, for the nine months ended September 2015.

2.

The aggregate amounts include gains/(losses) of approximately $(243) million and $27 million reported in “Market making” and “Other principal transactions,” respectively, for the three months ended September 2014, and approximately $394 million and $(76) million reported in “Market making” and “Other principal transactions,” respectively, for the nine months ended September 2014.

Goldman Sachs September 2015 Form 10-Q	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended September 2015. The net unrealized gain on level 3 derivatives of $891 million for the three months ended September 2015 was primarily attributable to gains on certain credit derivatives, reflecting the impact of a decrease in interest rates, wider credit spreads, and changes in foreign exchange rates, and gains on certain equity derivatives, reflecting the impact of decreases in global equity prices.

Transfers into level 3 derivatives during the three months ended September 2015 primarily reflected transfers of certain interest rate liabilities from level 2, principally due to certain unobservable inputs becoming significant to the valuation of these derivatives, and transfers of certain equity derivative liabilities from level 2, primarily due to unobservable volatility inputs becoming significant to the valuation of these derivatives.

Transfers out of level 3 derivatives during the three months ended September 2015 primarily reflected transfers of certain commodity derivative liabilities to level 2, principally due to increased transparency of volatility inputs used to value these derivatives, transfers of certain equity derivative liabilities and currency derivative liabilities to level 2, primarily due to certain unobservable inputs no longer being significant to the valuation of these derivatives, and transfers of certain credit derivative assets to level 2, principally due to unobservable credit spread inputs not being significant to the net risk of certain portfolios.

Nine Months Ended September 2015. The net unrealized gain on level 3 derivatives of $967 million for the nine months ended September 2015 was primarily attributable to gains on certain credit derivatives, principally reflecting the impact of wider credit spreads and a decrease in interest rates, and gains on certain currency derivatives, reflecting the impact of changes in foreign exchange rates.

Transfers into level 3 derivatives during the nine months ended September 2015 primarily reflected transfers of certain equity derivative liabilities from level 2, primarily due to reduced transparency of volatility inputs used to value these derivatives, transfers of certain interest rate derivative liabilities from level 2, primarily due to unobservable inputs becoming significant to the valuations of these derivatives, and transfers of certain credit derivative assets from level 2, principally due to unobservable credit spread inputs becoming significant to the valuation of these derivatives.

Transfers out of level 3 derivatives during the nine months ended September 2015 primarily reflected transfers of certain commodity derivative liabilities to level 2, principally due to increased transparency of oil and refined product spread inputs used to value these derivatives, and transfers of certain credit derivative assets to level 2, principally due to unobservable credit spread inputs not being significant to the net risk of certain portfolios.

Three Months Ended September 2014. The net unrealized loss on level 3 derivatives of $194 million for the three months ended September 2014 principally resulted from changes in observable inputs and was primarily attributable to the impact of changes in foreign exchange rates on certain currency derivatives and a decrease in equity prices on certain equity derivatives, partially offset by the impact of wider credit spreads on certain credit derivatives.

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

Nine Months Ended September 2014. The net unrealized gain on level 3 derivatives of $350 million for the nine months ended September 2014 principally resulted from changes in observable inputs and was primarily attributable to the impact of tighter credit spreads and a decrease in interest rates on certain credit derivatives, partially offset by the impact of changes in foreign exchange rates on certain currency derivatives and a decrease in equity prices on certain equity derivatives.

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

32	Goldman Sachs September 2015 Form 10-Q

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

•

Counterparty netting across product types within the same tenor category is included in “Counterparty netting within tenors.” Where the counterparty netting is across tenor categories, the netting is reflected in “Cross-tenor counterparty netting.”

	OTC Derivative Assets as of September 2015
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
Interest rates	$ 6,182	$24,494	$86,704	$117,380

Credit	1,224	4,424	6,275	11,923

Currencies	13,366	9,355	6,698	29,419

Commodities	4,978	4,769	101	9,848

Equities	7,913	6,605	3,360	17,878

Counterparty netting within tenors	(3,905)	(6,938)	(5,833)	(16,676)
Subtotal	$29,758	$42,709	$97,305	$169,772

Cross-tenor counterparty netting				(21,222)

Cash collateral netting				(93,895)
Total				$ 54,655

	OTC Derivative Liabilities as of September 2015
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
Interest rates	$ 5,420	$17,056	$37,248	$ 59,724

Credit	1,919	3,964	2,101	7,984

Currencies	12,728	10,972	10,569	34,269

Commodities	5,156	3,449	2,680	11,285

Equities	7,084	5,640	3,562	16,286

Counterparty netting within tenors	(3,905)	(6,938)	(5,833)	(16,676)
Subtotal	$28,402	$34,143	$50,327	$112,872

Cross-tenor counterparty netting				(21,222)

Cash collateral netting				(43,485)
Total				$ 48,165

	OTC Derivative Assets as of December 2014
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
Interest rates	$ 7,064	$25,049	$ 90,553	$122,666

Credit	1,696	6,093	5,707	13,496

Currencies	17,835	9,897	6,386	34,118

Commodities	8,298	4,068	161	12,527

Equities	4,771	9,285	3,750	17,806

Counterparty netting within tenors	(4,479)	(7,016)	(4,058)	(15,553)
Subtotal	$35,185	$47,376	$102,499	$185,060

Cross-tenor counterparty netting				(20,819)

Cash collateral netting				(103,504)
Total				$ 60,737

	OTC Derivative Liabilities as of December 2014
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
Interest rates	$ 7,001	$17,649	$ 37,242	$ 61,892

Credit	2,154	4,942	1,706	8,802

Currencies	18,549	7,667	6,482	32,698

Commodities	5,686	4,105	2,810	12,601

Equities	7,064	6,845	3,571	17,480

Counterparty netting within tenors	(4,479)	(7,016)	(4,058)	(15,553)
Subtotal	$35,975	$34,192	$ 47,753	$117,920

Cross-tenor counterparty netting				(20,819)

Cash collateral netting				(36,155)
Total				$ 60,946

Goldman Sachs September 2015 Form 10-Q	33

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

The firm enters into the following types of credit derivatives:

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

As of September 2015, written and purchased credit derivatives had total gross notional amounts of $1.07 trillion and $1.12 trillion, respectively, for total net notional purchased protection of $55.20 billion. As of December 2014, written and purchased credit derivatives had total gross notional amounts of $1.22 trillion and $1.28 trillion, respectively, for total net notional purchased protection of $59.35 billion. Substantially all of the firm’s written and purchased credit derivatives are in the form of credit default swaps.

34	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present certain information about credit derivatives. In the tables below:

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

•

Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers and are included in “Offsetting.”

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in “Offsetting.”

	As of September 2015
	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 213,120	$ 5,479	$ 2,996	$ 9,721	$ 231,316

1 – 5 years	620,419	59,098	17,704	25,823	723,044

Greater than 5 years	92,863	14,981	4,199	3,101	115,144
Total	$ 926,402	$79,558	$24,899	$ 38,645	$1,069,504
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$ 861,969	$72,341	$21,659	$ 33,700	$ 989,669

Other	118,099	7,238	5,074	4,621	135,032
Fair Value of Written Credit Derivatives
Asset	$ 18,213	$ 1,597	$ 272	$ 166	$ 20,248

Liability	3,761	3,650	1,415	10,816	19,642
Net asset/(liability)	$ 14,452	$ (2,053)	$ (1,143)	$(10,650)	$ 606

	As of December 2014
	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 261,591	$ 7,726	$ 8,449	$ 8,728	$ 286,494

1 – 5 years	775,784	37,255	18,046	26,834	857,919

Greater than 5 years	68,830	5,042	1,309	1,279	76,460
Total	$1,106,205	$50,023	$27,804	$ 36,841	$1,220,873
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$1,012,874	$41,657	$26,240	$ 33,112	$1,113,883

Other	152,465	8,426	1,949	3,499	166,339
Fair Value of Written Credit Derivatives
Asset	$ 28,004	$ 1,542	$ 112	$ 82	$ 29,740

Liability	3,629	2,266	1,909	13,943	21,747
Net asset/(liability)	$ 24,375	$ (724)	$ (1,797)	$(13,861)	$ 7,993

Impact of Credit Spreads on Derivatives

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants.

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $89 million and $24 million for the three months ended September 2015 and September 2014, respectively, and $68 million and $173 million for the nine months ended September 2015 and September 2014, respectively.

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

	As of
$ in millions	September 2015	December 2014
Fair value of assets	$ 497	$ 390

Fair value of liabilities	787	690
Net liability	$ 290	$ 300
Notional amount	$7,874	$7,735

Goldman Sachs September 2015 Form 10-Q	35

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

	As of
$ in millions	September 2015	December 2014
Net derivative liabilities under bilateral agreements	$32,651	$35,764

Collateral posted	27,160	30,824

Additional collateral or termination payments for a one-notch downgrade	1,092	1,072

Additional collateral or termination payments for a two-notch downgrade	2,787	2,815

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

To qualify for hedge accounting, the hedging instrument must be highly effective at reducing the risk from the exposure being hedged. Additionally, the firm must formally document the hedging relationship at inception and test the hedging relationship at least on a quarterly basis to ensure the hedging instrument continues to be highly effective over the life of the hedging relationship.

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Interest rate hedges	$ 1,277	$(564)	$(246)	$ 292

Hedged borrowings and bank deposits	(1,363)	438	(273)	(766)
Hedge ineffectiveness	$ (86)	$(126)	$(519)	$(474)

36	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net Investment Hedges

The firm seeks to reduce the impact of fluctuations in foreign exchange rates on its net investments in certain non-U.S. operations through the use of foreign currency forward contracts and foreign currency-denominated debt. For foreign currency forward contracts designated as hedges, the effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts (i.e., based on changes in forward rates). For foreign currency-denominated debt designated as a hedge, the effectiveness of the hedge is assessed based on changes in spot rates.

For qualifying net investment hedges, the gains or losses on the hedging instruments, to the extent effective, are included in “Currency translation” within the condensed consolidated statements of comprehensive income.

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Foreign currency forward contract hedges	$380	$494	$627	$223

Foreign currency-denominated debt hedges	(45)	155	(14)	77

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for the three and nine months ended September 2015 or September 2014.

As of September 2015 and December 2014, the firm had designated $2.21 billion and $1.36 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

The effective portion of the gains recognized on these cash flow hedges, gains reclassified to earnings from accumulated other comprehensive income and gains related to hedge ineffectiveness were not material for the three and nine months ended September 2014. There were no gains/(losses) excluded from the assessment of hedge effectiveness for the three and nine months ended September 2014.

Goldman Sachs September 2015 Form 10-Q	37

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

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	Repurchase agreements and substantially all resale agreements;

•	Securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution;

•	Substantially all other secured financings, including transfers of assets accounted for as financings rather than sales;

•	Certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper, and certain hybrid financial instruments;
•	Certain unsecured long-term borrowings, including certain prepaid commodity transactions and certain hybrid financial instruments;

•	Certain receivables from customers and counterparties, including transfers of assets accounted for as secured loans rather than purchases and certain margin loans;

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

38	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both September 2015 and December 2014, there were no level 3 resale agreements, securities borrowed or securities loaned. As of both September 2015 and December 2014, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

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

As of September 2015:

•	Funding spreads: 21 bps to 250 bps (weighted average: 199 bps)

•	Yield: 0.6% to 10.0% (weighted average: 2.7%)

•	Duration: 1.3 to 9.1 years (weighted average: 2.8 years)

As of December 2014:

•	Funding spreads: 210 bps to 325 bps (weighted average: 278 bps)

•	Yield: 1.1% to 10.0% (weighted average: 3.1%)

•	Duration: 0.7 to 3.8 years (weighted average: 2.6 years)

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

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both September 2015 and December 2014, the firm’s level 3 receivables from customers and counterparties were not material.

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

Goldman Sachs September 2015 Form 10-Q	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option. In the tables below:

•	Securities segregated for regulatory and other purposes include segregated securities accounted for at fair value under the fair value option and consists of securities borrowed and resale agreements.

•	Level 1 other financial assets at fair value include U.S. Treasury securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP.

	Other Financial Assets at Fair Value as of September 2015
$ in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes	$13,131	$ 24,913	$ —	$ 38,044

Securities purchased under agreements to resell	—	125,265	—	125,265

Securities borrowed	—	68,481	—	68,481

Receivables from customers and counterparties	—	6,304	42	6,346
Total	$13,131	$224,963	$ 42	$238,136

	Other Financial Liabilities at Fair Value as of September 2015
$ in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 12,843	$ 1,959	$ 14,802

Securities sold under agreements to repurchase	—	89,415	66	89,481

Securities loaned	—	1,081	—	1,081

Other secured financings	—	22,006	1,781	23,787

Unsecured short-term borrowings	—	11,951	4,439	16,390

Unsecured long-term borrowings	—	16,858	3,962	20,820

Other liabilities and accrued expenses	—	1,396	50	1,446
Total	$ —	$155,550	$12,257	$167,807

	Other Financial Assets at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory and other purposes	$21,168	$ 13,123	$ —	$ 34,291

Securities purchased under agreements to resell	—	126,036	—	126,036

Securities borrowed	—	66,769	—	66,769

Receivables from customers and counterparties	—	6,888	56	6,944
Total	$21,168	$212,816	$ 56	$234,040

	Other Financial Liabilities at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Deposits	$ —	$ 12,458	$1,065	$ 13,523

Securities sold under agreements to repurchase	—	88,091	124	88,215

Securities loaned	—	765	—	765

Other secured financings	—	20,359	1,091	21,450

Unsecured short-term borrowings	—	15,114	3,712	18,826

Unsecured long-term borrowings	—	13,420	2,585	16,005

Other liabilities and accrued expenses	—	116	715	831
Total	$ —	$150,323	$9,292	$159,615

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three and nine months ended September 2015 and September 2014. The tables below present information about transfers between level 2 and level 3.

40	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The tables below present changes in fair value for other financial assets and financial liabilities accounted for at fair value categorized as level 3 as of the end of the period. In the tables below:

•

If a financial asset or financial liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is included in level 3. For level 3 other financial assets, increases are shown as positive amounts, while decreases are shown as negative amounts. For level 3 other financial liabilities, increases are shown as negative amounts, while decreases are shown as positive amounts.

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

•

See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 other financial assets and liabilities, and the activity related to transfers into and transfers out of level 3.

	Level 3 Other Financial Assets and Liabilities at Fair Value
$ in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Three Months Ended September 2015
Receivables from customers and counterparties	$ 42	$ —	$ —		$ 2	$ (3)	$ —	$ 1	$ —	$ —	$ 42
Total other financial assets	$ 42	$ —	$ —		$ 2	$ (3)	$ —	$ 1	$ —	$ —	$ 42
Deposits	$ (1,680)	$ (3)	$ 11		$ —	$ —	$ (295)	$ 8	$ —	$ —	$ (1,959)

Securities sold under agreements to repurchase	(82)	—	—		—	—	—	16	—	—	(66)

Other secured financings	(1,479)	(4)	64		(10)	—	(125)	84	(312)	1	(1,781)

Unsecured short-term borrowings	(4,490)	66	548		—	—	(1,023)	552	(154)	62	(4,439)

Unsecured long-term borrowings	(3,462)	(2)	155		—	—	(586)	98	(227)	62	(3,962)

Other liabilities and accrued expenses	(1,145)	1	(8)		—	—	(1)	1	(23)	1,125	(50)
Total other financial liabilities	$(12,338)	$ 58 [1]	$770	[1]	$(10)	$ —	$(2,030)	$ 759	$ (716)	$1,250	$(12,257)
Nine Months Ended September 2015
Receivables from customers and counterparties	$ 56	$ 1	$ (4)		$ 6	$ (3)	$ —	$ (21)	$ 7	$ —	$ 42
Total other financial assets	$ 56	$ 1 [2]	$ (4	) [2]	$ 6	$ (3)	$ —	$ (21)	$ 7	$ —	$ 42
Deposits	$ (1,065)	$ (6)	$ 64		$ —	$ —	$ (997)	$ 45	$ —	$ —	$ (1,959)

Securities sold under agreements to repurchase	(124)	—	(1)		—	—	—	59	—	—	(66)

Other secured financings	(1,091)	(20)	84		(10)	32	(630)	290	(481)	45	(1,781)

Unsecured short-term borrowings	(3,712)	62	356		—	—	(2,735)	1,882	(669)	377	(4,439)

Unsecured long-term borrowings	(2,585)	(4)	292		—	—	(2,364)	726	(421)	394	(3,962)

Other liabilities and accrued expenses	(715)	4	(8)		—	—	(1)	7	(23)	686	(50)
Total other financial liabilities	$ (9,292)	$ 36 [1]	$787	[1]	$(10)	$ 32	$(6,727)	$3,009	$(1,594)	$1,502	$(12,257)

1.

The aggregate amounts include gains/(losses) of approximately $786 million, $46 million and $(4) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, for the three months ended September 2015, and approximately $977 million, $(134) million and $(20) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, for the nine months ended September 2015.

2.	The aggregate amounts include gains/(losses) of approximately $1 million and $(4) million included in “Market making” and “Other principal transactions,” respectively.

Goldman Sachs September 2015 Form 10-Q	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets and Liabilities at Fair Value
$ in millions	Balance, beginning of period	Net realized gains/ (losses)		Net unrealized gains/(losses) relating to instruments still held at period-end		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Three Months Ended September 2014
Securities purchased under agreements to resell	$ 50	$ —		$ —		$ —	$—	$ —	$ —	$ —	$ —	$ 50

Receivables from customers and counterparties	55	1		—		7	—	—	(1)	—	—	62
Total other financial assets	$ 105	$ 1	[1]	$ —		$ 7	$—	$ —	$ (1)	$ —	$ —	$ 112
Deposits	$ (525)	$ —		$ 2		$ 2	$—	$ (107)	$ 1	$ —	$ 27	$ (600)

Securities sold under agreements to repurchase	(555)	—		(8)		—	—	—	167	—	—	(396)

Other secured financings	(1,035)	(2)		14		(18)	—	—	221	(47)	12	(855)

Unsecured short-term borrowings	(3,057)	(36)		(19)		(9)	7	(720)	435	(255)	923	(2,731)

Unsecured long-term borrowings	(2,163)	(47)		179		(1)	—	(372)	177	(157)	159	(2,225)

Other liabilities and accrued expenses	(432)	—		(121)		—	—	—	19	—	—	(534)
Total other financial liabilities	$(7,767)	$ (85	) [2]	$ 47	[2]	$(26)	$ 7	$(1,199)	$1,020	$ (459)	$1,121	$(7,341)
Nine Months Ended September 2014
Securities purchased under agreements to resell	$ 63	$ 1		$ —		$ —	$—	$ —	$ (14)	$ —	$ —	$ 50

Receivables from customers and counterparties	235	2		3		29	—	—	(27)	—	(180)	62
Total other financial assets	$ 298	$ 3	[3]	$ 3	[3]	$ 29	$—	$ —	$ (41)	$ —	$ (180)	$ 112
Deposits	$ (385)	$ —		$ (14)		$ 2	$—	$ (235)	$ 5	$ —	$ 27	$ (600)

Securities sold under agreements to repurchase	(1,010)	—		(3)		—	—	—	617	—	—	(396)

Other secured financings	(1,019)	(14)		19		(26)	—	(402)	446	(66)	207	(855)

Unsecured short-term borrowings	(3,387)	(41)		(76)		(6)	7	(1,524)	1,564	(508)	1,240	(2,731)

Unsecured long-term borrowings	(1,837)	(123)		181		1	—	(810)	383	(1,062)	1,042	(2,225)

Other liabilities and accrued expenses	(26)	(5)		(220)		—	—	—	18	(301)	—	(534)
Total other financial liabilities	$(7,664)	$(183	) [2]	$(113	) [2]	$(29)	$ 7	$(2,971)	$3,033	$(1,937)	$2,516	$(7,341)

1.	Included in “Market making.”

2.

The aggregate amounts include gains/(losses) of approximately $94 million, $(129) million and $(3) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, for the three months ended September 2014, and approximately $(5) million, $(276) million and $(15) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, for the nine months ended September 2014.

3.	The aggregate amounts include gains of approximately $5 million and $1 million reported in “Market making” and “Interest income,” respectively.

Level 3 Rollforward Commentary

Three Months Ended September 2015. The net unrealized gain on level 3 other financial liabilities of $770 million for the three months ended September 2015 primarily reflected gains on certain hybrid financial instruments included in unsecured short-term borrowings and unsecured long-term borrowings, principally due to a decrease in global equity prices and the impact of wider credit spreads.

Transfers into level 3 of other financial liabilities during the three months ended September 2015 primarily reflected transfers of certain other secured financings from level 2, principally due to reduced transparency of certain yield and funding spread inputs used to value these instruments, and transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings from level 2, principally due to reduced transparency of certain correlation and volatility inputs used to value these instruments.

42	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Transfers out of level 3 of other financial liabilities during the three months ended September 2015 primarily reflected transfers of certain subordinated liabilities included in other liabilities and accrued expenses to level 2, principally due to increased price transparency as a result of market transactions in the related underlying investments.

Nine Months Ended September 2015. The net unrealized gain on level 3 other financial assets and liabilities of $783 million (reflecting $4 million of losses on other financial assets and $787 million of gains on other financial liabilities) for the nine months ended September 2015 primarily reflected gains on certain hybrid financial instruments included in unsecured short-term borrowings and long-term borrowings, principally due to a decrease in global equity prices and the impact of wider credit spreads.

Transfers into level 3 of other financial liabilities during the nine months ended September 2015 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to reduced transparency of certain correlation and volatility inputs used to value these instruments, transfers from level 3 unsecured long-term borrowings to level 3 unsecured short-term borrowings, as these borrowings neared maturity, and transfers of certain other secured financings from level 2, principally due to reduced transparency of certain yield and funding spread inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the nine months ended September 2015 primarily reflected transfers of certain subordinated liabilities included in other liabilities and accrued expenses to level 2, principally due to increased price transparency as a result of market transactions in the related underlying investments, transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments, and transfers to level 3 unsecured short-term borrowings from level 3 unsecured long-term borrowings as these borrowings neared maturity.

Three Months Ended September 2014. The net unrealized gain on level 3 other financial liabilities of $47 million for the three months ended September 2014 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to the impact of wider credit spreads, partially offset by losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments.

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

Nine Months Ended September 2014. The net unrealized loss on level 3 other financial assets and liabilities of $110 million (reflecting $3 million of gains on other financial assets and $113 million of losses on other financial liabilities) for the nine months ended September 2014 primarily reflected losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments, and certain hybrid financial instruments included in unsecured short-term borrowings, principally due to a decrease in interest rates, partially offset by gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to the impact of wider credit spreads.

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

Goldman Sachs September 2015 Form 10-Q	43

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

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Unsecured short-term borrowings [1]	$1,845	$(470)	$ 947	$(1,270)

Unsecured long-term borrowings [2]	273	372	746	(404)

Other liabilities and accrued expenses [3]	(237)	(103)	(676)	(182)

Other [4]	34	22	(28)	(92)
Total	$1,915	$(179)	$ 989	$(1,948)

1.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $1.84 billion and $(505) million for the three months ended September 2015 and September 2014, respectively, and $925 million and $(1.27) billion for the nine months ended September 2015 and September 2014, respectively.

2.

Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $112 million and $324 million for the three months ended September 2015 and September 2014, respectively, and $645 million and $(451) million for the nine months ended September 2015 and September 2014, respectively.

3.	Includes gains/(losses) on certain subordinated liabilities issued by consolidated VIEs.

4.	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed, receivables from customers and counterparties, deposits and other secured financings.

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

	As of
$ in millions	September 2015	December 2014
Performing loans and long-term receivables
Aggregate contractual principal in excess of the related fair value	$ 767	$ 1,699

Loans on nonaccrual status and/or more than 90 days past due [1]
Aggregate contractual principal in excess of the related fair value (excluding loans carried at zero fair value and considered uncollectible)	11,115	13,106

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	2,729	3,333

1.

The aggregate contractual principal amount of these loans exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of September 2015 and December 2014, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $258 million and $402 million, respectively, and the related total contractual amount of these lending commitments was $15.86 billion and $26.19 billion, respectively. See Note 18 for further information about lending commitments.

44	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $227 million and $203 million as of September 2015 and December 2014, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $814 million and $163 million as of September 2015 and December 2014, respectively. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $165 million and $278 million for the three months ended September 2015 and September 2014, respectively, and $835 million and $1.49 billion for the nine months ended September 2015 and September 2014, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Impact of Credit Spreads on Borrowings

The table below presents the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Net gains/(losses) including hedges	$182	$66	$323	$62

Net gains/(losses) excluding hedges	182	66	323	60

Note 9.

Loans Receivable

Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on such loans is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of
$ in millions	September 2015	December 2014
Corporate loans	$19,806	$14,310

Loans to private wealth management clients	13,707	11,289

Loans backed by commercial real estate	3,931	2,425

Other loans	5,078	1,142
Subtotal	42,522	29,166

Allowance for loan losses	(333)	(228)
Total loans receivable	$42,189	$28,938

As of September 2015 and December 2014, the fair value of loans receivable was $42.03 billion and $28.90 billion, respectively. As of September 2015, had these loans been carried at fair value and included in the fair value hierarchy, $19.88 billion and $22.15 billion would have been classified in level 2 and level 3, respectively. As of December 2014, had these loans been carried at fair value and included in the fair value hierarchy, $13.75 billion and $15.15 billion would have been classified in level 2 and level 3, respectively.

The firm also extends lending commitments that are held for investment and accounted for on an accrual basis. As of September 2015 and December 2014, such lending commitments were $87.58 billion and $66.22 billion, respectively, substantially all of which were extended to corporate borrowers. The carrying value and the estimated fair value of such lending commitments were liabilities of $273 million and $2.93 billion, respectively, as of September 2015, and $199 million and $1.86 billion, respectively, as of December 2014. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of both September 2015 and December 2014.

Goldman Sachs September 2015 Form 10-Q	45

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

•

Loans Backed by Commercial Real Estate. Loans backed by commercial real estate include loans directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. The majority of these loans have maturities between one year and five years and carry a floating interest rate.

•

Other Loans. Other loans primarily include loans directly or indirectly secured by consumer loans, residential real estate and other assets. The majority of these loans have maturities between one year and five years and carry a floating interest rate.

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

As of September 2015 and December 2014, loans receivable were primarily extended to non-investment-grade borrowers and lending commitments held for investment and accounted for on an accrual basis were primarily extended to investment-grade borrowers. Substantially all of these loans and lending commitments align with the U.S. federal bank regulatory agencies’ definition of Pass. Loans and lending commitments meet the definition of Pass when they are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

Impaired Loans and Loans on Non-Accrual Status

A loan is determined to be impaired when it is probable that the firm will not be able to collect all principal and interest due under the contractual terms of the loan. At that time, loans are placed on non-accrual status and all accrued but uncollected interest is reversed against interest income, and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance. As of September 2015 and December 2014, impaired loans receivable in non-accrual status were not material.

Allowance for Losses on Loans and Lending Commitments

The firm’s allowance for loan losses is comprised of two components: specific loan level reserves and a collective, portfolio level reserve. Specific loan level reserves are determined on loans that exhibit credit quality weakness and are therefore individually evaluated for impairment. Portfolio level reserves are determined on the remaining loans, not deemed impaired, by aggregating groups of loans with similar risk characteristics and estimating the probable loss inherent in the portfolio. As of September 2015 and December 2014, substantially all of the firm’s loans receivable were evaluated for impairment at the portfolio level.

46	Goldman Sachs September 2015 Form 10-Q

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

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and is included in “Other liabilities and accrued expenses” in the condensed consolidated statements of financial condition. As of September 2015 and December 2014, substantially all of such lending commitments were evaluated for impairment at the portfolio level.

The tables below present changes in the allowance for loan losses and the allowance for losses on lending commitments.

$ in millions Allowance for loan losses	Nine Months Ended September 2015	Year Ended December 2014
Balance, beginning of period	$228	$139

Charge-offs	(1)	(3)

Provision for loan losses	106	92
Balance, end of period	$333	$228

$ in millions Allowance for losses on lending commitments	Nine Months Ended September 2015	Year Ended December 2014
Balance, beginning of period	$ 86	$ 57

Provision for losses on lending commitments	78	29
Balance, end of period	$164	$ 86

The provision for losses on loans and lending commitments is included in “Other principal transactions” in the condensed consolidated statements of earnings. As of September 2015 and December 2014, substantially all of the allowance for loan losses and allowance for losses on lending commitments were related to corporate loans and corporate lending commitments. These allowances were primarily determined at the portfolio level.

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	September 2015	December 2014
Securities purchased under agreements to resell [1]	$126,903	$127,938

Securities borrowed [2]	173,315	160,722

Securities sold under agreements to repurchase [1]	89,481	88,215

Securities loaned [2]	3,519	5,570

1.

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of September 2015 and December 2014, $68.48 billion and $66.77 billion of securities borrowed, and $1.08 billion and $765 million of securities loaned were at fair value, respectively.

Goldman Sachs September 2015 Form 10-Q	47

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

Even though repurchase and resale agreements (including “repos- and reverses-to-maturity”) involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. A repo-to-maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Prior to January 2015, repos-to-maturity were accounted for as sales. The firm had no repos-to-maturity as of September 2015 and December 2014. See Note 3 for information about changes to the accounting for repos-to-maturity which became effective in January 2015.

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of September 2015 and December 2014.

48	Goldman Sachs September 2015 Form 10-Q

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

	As of September 2015
	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 169,859	$ 186,607	$117,303	$ 7,032

Counterparty netting	(27,822)	(3,513)	(27,822)	(3,513)
Total	142,037 [1]	183,094 [1]	89,481	3,519
Amounts not offset in the condensed consolidated statements of financial condition
Counterparty netting	(4,904)	(1,413)	(4,904)	(1,413)

Collateral	(132,168)	(173,162)	(80,971)	(2,001)
Total	$ 4,965	$ 8,519	$ 3,606	$ 105

	As of December 2014
	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 160,644	$ 171,384	$114,879	$ 9,150

Counterparty netting	(26,664)	(3,580)	(26,664)	(3,580)
Total	133,980 [1]	167,804 [1]	88,215	5,570
Amounts not offset in the condensed consolidated statements of financial condition
Counterparty netting	(3,834)	(641)	(3,834)	(641)

Collateral	(124,528)	(154,058)	(78,457)	(4,882)
Total	$ 5,618	$ 13,105	$ 5,924	$ 47

1.

As of September 2015 and December 2014, the firm had $15.13 billion and $6.04 billion, respectively, of securities received under resale agreements, and $9.78 billion and $7.08 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

In the tables above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The tables below present the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

	As of September 2015
$ in millions	Repurchase agreements	Securities loaned
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 1,831	$ —

U.S. government and federal agency obligations	51,860	110

Non-U.S. government and agency obligations	31,071	3,502

Securities backed by commercial real estate	323	—

Securities backed by residential real estate	1,792	—

Corporate debt securities	7,038	41

State and municipal obligations	547	—

Other debt obligations	472	—

Equities and convertible debentures	22,369	3,379
Total	$117,303	$7,032

	As of December 2014
$ in millions	Repurchase agreements	Securities loaned
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 900	$ —

U.S. government and federal agency obligations	56,788	123

Non-U.S. government and agency obligations	27,169	3,463

Securities backed by commercial real estate	419	—

Securities backed by residential real estate	1,574	—

Corporate debt securities	8,028	26

State and municipal obligations	984	—

Other debt obligations	562	—

Equities and convertible debentures	18,455	5,538
Total	$114,879	$9,150

Goldman Sachs September 2015 Form 10-Q	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of September 2015
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 32,961	$4,254

2 - 30 days	32,207	1,699

31 - 90 days	16,882	—

91 days - 1 year	27,193	1,079

Greater than 1 year	8,060	—
Total	$117,303	$7,032

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

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

Other secured financings include arrangements that are nonrecourse. As of September 2015 and December 2014, nonrecourse other secured financings were $2.81 billion and $1.94 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of September 2015 and December 2014.

The tables below present information about other secured financings.

	As of September 2015
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 8,474	$ 5,146	$13,620

At amortized cost	263	297	560

Weighted average interest rates	2.50%	3.99%

Other secured financings (long-term):
At fair value	5,396	4,771	10,167

At amortized cost	510	365	875

Weighted average interest rates	3.13%	1.47%
Total [1]	$14,643	$10,579	$25,222
Amount of other secured financings collateralized by:
Financial instruments [2]	$13,652	$ 9,411	$23,063

Other assets	991	1,168	2,159

	As of December 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 7,887	$ 7,668	$15,555

At amortized cost	5	—	5

Weighted average interest rates	4.33%	—%

Other secured financings (long-term):
At fair value	3,290	2,605	5,895

At amortized cost	580	774	1,354

Weighted average interest rates	2.69%	2.31%
Total [1]	$11,762	$11,047	$22,809
Amount of other secured financings collateralized by:
Financial instruments [2]	$11,460	$10,483	$21,943

Other assets	302	564	866

1.

Includes $374 million and $974 million related to transfers of financial assets accounted for as financings rather than sales as of September 2015 and December 2014, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $374 million and $995 million as of September 2015 and December 2014, respectively.

2.

Includes $12.41 billion and $10.24 billion of other secured financings collateralized by financial instruments owned, at fair value as of September 2015 and December 2014, respectively, and includes $10.65 billion and $11.70 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of September 2015 and December 2014, respectively.

50	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the tables above:

•

Short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	Weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

The table below presents other secured financings by maturity date.

$ in millions	As of September 2015
Other secured financings (short-term)	$14,180

Other secured financings (long-term):
2016	2,049

2017	4,130

2018	2,197

2019	1,155

2020	955

2021 - thereafter	556
Total other secured financings (long-term)	11,042
Total other secured financings	$25,222

In the table above:

•	Long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

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

	As of
$ in millions	September 2015	December 2014
Collateral available to be delivered or repledged [1]	$659,010	$630,046

Collateral that was delivered or repledged	511,959	474,057

1.

As of September 2015 and December 2014, amounts exclude $15.13 billion and $6.04 billion, respectively, of securities received under resale agreements, and $9.78 billion and $7.08 billion, respectively, of securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated to satisfy certain regulatory requirements.

The table below presents information about assets pledged.

	As of
$ in millions	September 2015	December 2014
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 52,029	$ 64,473

Did not have the right to deliver or repledge	61,969	68,027

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	2,996	1,304

Goldman Sachs September 2015 Form 10-Q	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11.

Securitization Activities

The firm securitizes residential and commercial mortgages, corporate bonds, loans and other types of financial assets by selling these assets to securitization vehicles (e.g., trusts, corporate entities and limited liability companies) or through a resecuritization. The firm acts as underwriter of the beneficial interests that are sold to investors. The firm’s residential mortgage securitizations are primarily in connection with government agency securitizations.

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

The primary risks included in beneficial interests and other interests from the firm’s continuing involvement with securitization vehicles are the performance of the underlying collateral, the position of the firm’s investment in the capital structure of the securitization vehicle and the market yield for the security. Substantially all of these interests are accounted for at fair value, are included in “Financial instruments owned, at fair value” and are classified in level 2 of the fair value hierarchy. See Notes 5 through 8 for further information about fair value measurements.

The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement.

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Residential mortgages	$2,056	$6,499	$11,258	$17,080

Commercial mortgages	3,506	543	8,255	543

Other financial assets	478	—	478	481
Total	$6,040	$7,042	$19,991	$18,104
Cash flows on retained interests	$ 64	$ 108	$ 142	$ 220

52	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

	As of September 2015
$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$43,872	$1,440	$ 4

Other residential mortgage-backed	2,455	182	—

Other commercial mortgage-backed	8,844	320	64

CDOs, CLOs and other	3,280	55	7
Total	$58,451	$1,997	$75

	As of December 2014
$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$56,792	$2,140	$ —

Other residential mortgage-backed	2,273	144	5

Other commercial mortgage-backed	3,313	86	45

CDOs, CLOs and other	4,299	59	17
Total	$66,677	$2,429	$67

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

In addition, the outstanding principal and fair value of retained interests in the tables above relate to the following types of securitizations and vintage as described:

•

The outstanding principal amount and fair value of retained interests for U.S. government agency-issued collateralized mortgage obligations as of September 2015 primarily relate to securitizations during 2015 and 2014, and as of December 2014 primarily relate to securitizations during 2014 and 2013.

•

The outstanding principal amount and fair value of retained interests for other residential mortgage-backed obligations as of September 2015 primarily relate to resecuritizations during 2015 and 2014, and prime and Alt-A securitizations during 2007, and as of December 2014 primarily relate to resecuritizations during 2014, and prime and Alt-A securitizations during 2007.

•

The outstanding principal amount and fair value of retained interests for other commercial mortgage-backed obligations as of September 2015 primarily relate to securitizations during 2015, and as of December 2014 primarily relate to securitizations during 2014.

•

The outstanding principal amount and fair value of retained interests for CDOs, CLOs and other as of September 2015 primarily relate to securitizations during 2015, 2014 and 2007, and as of December 2014 primarily relate to securitizations during 2014 and 2007.

In addition to the interests in the tables above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $114 million and $115 million as of September 2015 and December 2014, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

Goldman Sachs September 2015 Form 10-Q	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the weighted average key economic assumptions used in measuring the fair value of retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of September 2015
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other [1]
Fair value of retained interests	$ 1,942	$ 55

Weighted average life (years)	7.3	4.6

Constant prepayment rate	10.5%	N.M.

Impact of 10% adverse change	$ (28)	N.M.

Impact of 20% adverse change	(54)	N.M.

Discount rate	4.4%	N.M.

Impact of 10% adverse change	$ (40)	N.M.

Impact of 20% adverse change	(79)	N.M.

	As of December 2014
	Type of Retained Interests
$ in millions	Mortgage-Backed	Other [1]
Fair value of retained interests	$ 2,370	$ 59

Weighted average life (years)	7.6	3.6

Constant prepayment rate	13.2%	N.M.

Impact of 10% adverse change	$ (33)	N.M.

Impact of 20% adverse change	(66)	N.M.

Discount rate	4.1%	N.M.

Impact of 10% adverse change	$ (50)	N.M.

Impact of 20% adverse change	(97)	N.M.

1.

Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of September 2015 and December 2014. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $55 million and $59 million as of September 2015 and December 2014, respectively.

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

•	The constant prepayment rate is included only for positions for which it is a key assumption in the determination of fair value.

•	The discount rate for retained interests that relate to U.S. government agency-issued collateralized mortgage obligations does not include any credit loss.

•	Expected credit loss assumptions are reflected in the discount rate for the remainder of retained interests.

54	Goldman Sachs September 2015 Form 10-Q

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

Goldman Sachs September 2015 Form 10-Q	55

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

Nonconsolidated VIEs

The table below presents information about nonconsolidated VIEs in which the firm holds variable interests.

	Nonconsolidated VIEs as of
$ in millions	September 2015	December 2014
Mortgage-backed [1]
Assets in VIE	$68,832	$ 78,107

Carrying value of variable interests - assets	3,447	4,348

Maximum Exposure to Loss
Retained interests	1,942	2,370

Purchased interests	1,505	1,978

Commitments and guarantees	22	—

Derivatives	222	392
Total maximum exposure to loss	$ 3,691	$ 4,740
Corporate CDOs and CLOs
Assets in VIE	$ 7,558	$ 8,317

Carrying value of variable interests - assets	758	463

Carrying value of variable interests - liabilities	8	3

Maximum Exposure to Loss
Retained interests	3	4

Purchased interests	384	184

Derivatives	2,331	2,053
Total maximum exposure to loss	$ 2,718	$ 2,241
Real estate, credit-related and other investing
Assets in VIE	$ 9,413	$ 8,720

Carrying value of variable interests - assets	3,235	3,051

Carrying value of variable interests - liabilities	4	3

Maximum Exposure to Loss
Commitments and guarantees	546	604

Loans and investments	3,235	3,051
Total maximum exposure to loss	$ 3,781	$ 3,655
Other asset-backed
Assets in VIE	$ 5,248	$ 8,253

Carrying value of variable interests - assets	168	509

Carrying value of variable interests - liabilities	196	16

Maximum Exposure to Loss
Retained interests	52	55

Purchased interests	23	322

Commitments and guarantees	213	213

Derivatives	3,516	3,221
Total maximum exposure to loss	$ 3,804	$ 3,811
Other
Assets in VIE	$ 4,067	$ 5,677

Carrying value of variable interests - assets	260	290

Maximum Exposure to Loss
Commitments and guarantees	304	307

Derivatives	6	88

Loans and investments	260	290
Total maximum exposure to loss	$ 570	$ 685
Total nonconsolidated VIEs
Assets in VIE	$95,118	$109,074

Carrying value of variable interests - assets	7,868	8,661

Carrying value of variable interests - liabilities	208	22

Maximum Exposure to Loss
Retained interests	1,997	2,429

Purchased interests	1,912	2,484

Commitments and guarantees [2]	1,085	1,124

Derivatives [2]	6,075	5,754

Loans and investments	3,495	3,341
Total maximum exposure to loss	$14,564	$ 15,132

1.

Assets in VIE and maximum exposure to loss include $4.21 billion and $563 million, respectively, as of September 2015, and $3.57 billion and $662 million, respectively, as of December 2014, related to CDOs backed by mortgage obligations.

2.	Includes $1.53 billion and $1.64 billion as of September 2015 and December 2014, respectively, related to derivative transactions and commitments with VIEs to which the firm transferred assets.

56	Goldman Sachs September 2015 Form 10-Q

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

•

Substantially all assets held by the firm related to real estate, credit-related and other investing VIEs are included in “Financial instruments owned, at fair value,” “Loans receivable,” and “Other assets.” Substantially all liabilities held by the firm related to real estate, credit-related and other investing VIEs are included in “Other liabilities and accrued expenses” and “Financial Instruments sold, but not yet purchased, at fair value;” and

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

	Consolidated VIEs as of
$ in millions	September 2015	December 2014
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 167	$ 218

Cash and securities segregated for regulatory and other purposes	19	19

Loans receivable	1,239	589

Financial instruments owned, at fair value	3,139	2,608

Other assets	482	349
Total	$5,046	$3,783
Liabilities
Other secured financings	$ 345	$ 419

Payables to brokers, dealers and clearing organizations	35	—

Financial instruments sold, but not yet purchased, at fair value	224	10

Unsecured long-term borrowings	—	12

Other liabilities and accrued expenses	1,470	906
Total	$2,074	$1,347
CDOs, mortgage-backed and other asset-backed
Assets
Financial instruments owned, at fair value	$ 191	$ 121

Other assets	68	—
Total	$ 259	$ 121
Liabilities
Other secured financings	$ 175	$ 99

Payables to customers and counterparties	84	—

Financial instruments sold, but not yet purchased, at fair value	—	8
Total	$ 259	$ 107
Principal-protected notes
Assets
Cash and securities segregated for regulatory and other purposes	$ —	$ 31

Financial instruments owned, at fair value	132	276
Total	$ 132	$ 307
Liabilities
Other secured financings	$ 424	$ 439

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	293	1,090

Unsecured long-term borrowings	471	103
Total	$1,188	$1,632
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 167	$ 218

Cash and securities segregated for regulatory and other purposes	19	50

Loans receivable	1,239	589

Financial instruments owned, at fair value	3,462	3,005

Other assets	550	349
Total	$5,437	$4,211
Liabilities
Other secured financings	$ 944	$ 957

Payables to brokers, dealers and clearing organizations	35	—

Payables to customers and counterparties	84	—

Financial instruments sold, but not yet purchased, at fair value	224	18

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	293	1,090

Unsecured long-term borrowings	471	115

Other liabilities and accrued expenses	1,470	906
Total	$3,521	$3,086

Goldman Sachs September 2015 Form 10-Q	57

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

Note 13.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
$ in millions	September 2015	December 2014
Property, leasehold improvements and equipment	$11,671	$ 9,344

Goodwill and identifiable intangible assets	4,168	4,160

Income tax-related assets	5,536	5,181

Equity-method investments [1]	276	360

Miscellaneous receivables and other [2]	3,269	3,156
Total	$24,920	$22,201

1.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $7.91 billion and $6.62 billion as of September 2015 and December 2014, respectively, all of which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

2.	Includes $558 million and $461 million of investments in qualified affordable housing projects as of September 2015 and December 2014, respectively.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is net of accumulated depreciation and amortization of $8.30 billion and $8.98 billion as of September 2015 and December 2014, respectively. Property, leasehold improvements and equipment included $5.76 billion and $5.81 billion as of September 2015 and December 2014, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment are depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the useful life of the software.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets.

	Goodwill as of
$ in millions	September 2015	December 2014
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,403	2,403

Securities Services	105	105

Investment Management	594	587
Total	$3,652	$3,645

	Identifiable Intangible Assets as of
$ in millions	September 2015	December 2014
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	$ 102	$ 138

Equities Client Execution	206	246

Investing & Lending	73	18

Investment Management	135	113
Total	$ 516	$ 515

58	Goldman Sachs September 2015 Form 10-Q

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

There were no events or changes in circumstances during the nine months ended September 2015 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying amount as of September 2015.

Goldman Sachs September 2015 Form 10-Q	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets. The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining useful lives.

	As of
$ in millions	September 2015	Weighted Average Remaining Useful Lives (years)	December 2014
Customer lists
Gross carrying amount	$1,070		$1,036

Accumulated amortization	(760)		(715)
Net carrying amount	310	6	321

Commodities-related
Gross carrying amount	186		216

Accumulated amortization	(84)		(78)
Net carrying amount	102 [1]	7	138

Other
Gross carrying amount	257		200

Accumulated amortization	(153)		(144)
Net carrying amount	104 [2]	6	56

Total
Gross carrying amount	1,513		1,452

Accumulated amortization	(997)		(937)
Net carrying amount	$ 516	6	$ 515

1.	Primarily includes commodities-related transportation rights.

2.	Primarily includes intangible assets related to acquired leases.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives using the straight-line method or based on economic usage for certain commodities-related intangibles.

The tables below present amortization for the three and nine months ended September 2015 and September 2014, and the estimated future amortization through 2020 for identifiable intangible assets.

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Amortization	$28	$91	$98	$177

$ in millions Estimated future amortization	As of September 2015
Remainder of 2015	$ 35

2016	127

2017	115

2018	99

2019	68

2020	21

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

During the first nine months of 2015, the firm recorded impairments of $78 million attributable to consolidated investments, all of which were included in the firm’s Investing & Lending segment. The impairments reflected challenging market conditions for certain companies in the energy industry resulting from continued low energy commodity prices. These impairments consisted of $56 million related to property, leasehold improvements and equipment, which was included in “Depreciation and amortization,” and $22 million related to other assets, which was included in “Other Expenses.”

During the first nine months of 2014, as a result of continued deterioration in market and operating conditions, the firm determined that certain assets were impaired and recorded impairments of $250 million, all of which were included in “Depreciation and amortization.” These impairments consisted of $180 million related to property, leasehold improvements and equipment, substantially all of which was attributable to a consolidated investment in Latin America, and $70 million related to identifiable intangible assets, primarily attributable to the firm’s exchange-traded fund lead market maker rights. The impairments related to property, leasehold improvements and equipment were included within the firm’s Investing & Lending segment and the impairments related to identifiable intangible assets were principally included within the firm’s Institutional Client Services segment.

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

60	Goldman Sachs September 2015 Form 10-Q

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

	As of
$ in millions	September 2015	December 2014
U.S. offices	$76,480	$69,142

Non-U.S. offices	14,978	13,738
Total	$91,458	$82,880

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of September 2015
$ in millions	U.S.		Non-U.S.		Total
Remainder of 2015	$ 2,371		$4,803		$ 7,174

2016	6,684		3,830		10,514

2017	5,774		15		5,789

2018	3,559		—		3,559

2019	3,734		—		3,734

2020	2,696		—		2,696

2021 - thereafter	7,619		66		7,685
Total	$32,437	[1]	$8,714	[2]	$41,151	[3]

1.

Includes $2.05 billion greater than $100,000, of which $852 million matures within three months, $545 million matures within three to six months, $526 million matures within six to twelve months, and $127 million matures after twelve months.

2.	Includes $6.36 billion greater than $100,000.

3.	Includes $14.80 billion of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

As of September 2015 and December 2014, deposits include $50.31 billion and $49.29 billion, respectively, of savings and demand deposits, which have no stated maturity, and were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert substantially all of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. Accordingly, the carrying value of time deposits approximated fair value as of September 2015 and December 2014. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of September 2015 and December 2014.

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
$ in millions	September 2015	December 2014
Other secured financings (short-term)	$14,180	$15,560

Unsecured short-term borrowings	41,331	44,539
Total	$55,511	$60,099

See Note 10 for information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2015 and December 2014.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of
$ in millions	September 2015	December 2014
Current portion of unsecured long-term borrowings	$24,656	$25,125

Hybrid financial instruments	12,370	14,083

Promissory notes	—	338

Commercial paper	342	617

Other short-term borrowings	3,963	4,376
Total	$41,331	$44,539
Weighted average interest rate [1]	1.39%	1.52%

1.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs September 2015 Form 10-Q	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
$ in millions	September 2015	December 2014
Other secured financings (long-term)	$ 11,042	$ 7,249

Unsecured long-term borrowings	175,817	167,302
Total	$186,859	$174,551

See Note 10 for information about other secured financings.

The tables below present unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of September 2015
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 91,660	$32,302	$123,962

Floating-rate obligations [2]	32,931	18,924	51,855
Total	$124,591	$51,226	$175,817

	As of December 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]	$ 89,317	$34,780	$124,097

Floating-rate obligations [2]	27,533	15,672	43,205
Total	$116,850	$50,452	$167,302

1.

Interest rates on U.S. dollar-denominated debt ranged from 1.60% to 10.04% (with a weighted average rate of 4.96%) and 1.55% to 10.04% (with a weighted average rate of 5.08%) as of September 2015 and December 2014, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.40% to 13.00% (with a weighted average rate of 3.78%) and 0.02% to 13.00% (with a weighted average rate of 4.06%) as of September 2015 and December 2014, respectively.

2.	Floating interest rates generally are based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of September 2015
2016	$ 5,622

2017	24,604

2018	24,964

2019	15,995

2020	16,815

2021 - thereafter [1]	87,817
Total [2]	$175,817

1.	Includes $1.33 billion of unsecured long-term borrowings which were redeemed by the firm on November 2, 2015.

2.

Includes $9.31 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $125 million in 2016, $537 million in 2017, $746 million in 2018, $522 million in 2019, $522 million in 2020 and $6.86 billion in 2021 and thereafter.

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

The firm designates certain derivatives as fair value hedges to convert a majority of the amount of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of September 2015 and December 2014. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be a decrease of 1% and an increase of 2% in the carrying value of total unsecured long-term borrowings as of September 2015 and December 2014, respectively. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2015 and December 2014.

62	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a majority of the amount of fixed-rate obligations to floating-rate obligations.

	As of
$ in millions	September 2015	December 2014
Fixed-rate obligations
At fair value	$ 106	$ 861

At amortized cost [1]	51,981	33,672

Floating-rate obligations
At fair value	20,714	15,144

At amortized cost [1]	103,016	117,625
Total	$175,817	$167,302

1.

The weighted average interest rates on the aggregate amounts were 2.67% (4.41% related to fixed-rate obligations and 1.80% related to floating-rate obligations) and 2.68% (5.09% related to fixed-rate obligations and 2.01% related to floating-rate obligations) as of September 2015 and December 2014, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of September 2015 and December 2014, subordinated debt had maturities ranging from 2017 to 2045, and 2017 to 2038, respectively.

The tables below present subordinated borrowings.

	As of September 2015
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt	$16,029	$18,984	3.67%

Junior subordinated debt	1,359	1,819	5.85%
Total subordinated borrowings	$17,388	$20,803	3.84%

	As of December 2014
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt	$14,254	$17,236	3.77%

Junior subordinated debt	1,582	2,121	6.21%
Total subordinated borrowings	$15,836	$19,357	4.02%

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

Goldman Sachs September 2015 Form 10-Q	63

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
$ in millions	September 2015	December 2014
Compensation and benefits	$ 8,042	$ 8,368

Noncontrolling interests [1]	418	404

Income tax-related liabilities	1,470	1,533

Employee interests in consolidated funds	160	176

Subordinated liabilities issued by consolidated VIEs	1,421	843

Accrued expenses and other [2]	6,311	4,751
Total	$17,822	$16,075

1.	Primarily relates to consolidated investment funds.

2.	Substantially all of the increase in the first nine months of 2015 relates to net provisions for mortgage-related litigation and regulatory matters.

64	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments.

	Commitment Amount by Period of Expiration as of September 2015				Total Commitments as of
$ in millions	Remainder of 2015	2016 - 2017	2018 - 2019	2020 - Thereafter	September 2015	December 2014
Commitments to extend credit
Commercial lending:
Investment-grade	$ 2,030	$21,737	$26,441	$19,362	$ 69,570	$ 63,634

Non-investment-grade	536	8,920	12,667	13,553	35,676	29,605

Warehouse financing	150	1,964	431	1,070	3,615	2,710
Total commitments to extend credit	2,716	32,621	39,539	33,985	108,861	95,949

Contingent and forward starting resale and securities borrowing agreements	48,598	2,264	—	—	50,862	35,225

Forward starting repurchase and secured lending agreements	10,507	—	—	—	10,507	8,180

Letters of credit	50	166	13	4	233	308

Investment commitments	2,207	2,822	17	1,092	6,138	5,164

Other	5,798	138	53	56	6,045	6,321
Total commitments	$69,876	$38,011	$39,622	$35,137	$182,646	$151,147

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

As of September 2015 and December 2014, $87.58 billion and $66.22 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments. In addition, as of September 2015 and December 2014, $5.80 billion and $3.12 billion, respectively, of the firm’s lending commitments were held for sale and were accounted for at the lower of cost or fair value.

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

Goldman Sachs September 2015 Form 10-Q	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $26.78 billion and $27.51 billion as of September 2015 and December 2014, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $768 million of protection had been provided as of both September 2015 and December 2014. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments of $6.14 billion and $5.16 billion as of September 2015 and December 2014, respectively, include commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Of these amounts, $2.78 billion and $2.87 billion as of September 2015 and December 2014, respectively, relate to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of September 2015
Remainder of 2015	$ 82

2016	310

2017	298

2018	290

2019	248

2020	215

2021 - thereafter	931
Total	$2,374

Rent charged to operating expense was $63 million and $80 million for the three months ended September 2015 and September 2014, respectively, and $190 million and $238 million for the nine months ended September 2015 and September 2014, respectively.

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

66	Goldman Sachs September 2015 Form 10-Q

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

•

Representations and Warranties. The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of September 2015 and December 2014, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $23 billion and $25 billion, respectively. These amounts reflect paydowns and cumulative losses of approximately $102 billion ($23 billion of which are cumulative losses) as of September 2015 and approximately $100 billion ($23 billion of which are cumulative losses) as of December 2014. A small number of these Goldman Sachs-issued securitizations with an outstanding principal balance of $356 million and total paydowns and cumulative losses of $1.70 billion ($561 million of which are cumulative losses) as of September 2015, and an outstanding principal balance of $401 million and total paydowns and cumulative losses of $1.66 billion ($550 million of which are cumulative losses) as of December 2014, were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

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

The firm has received repurchase claims for residential mortgage loans based on alleged breaches of representations from government-sponsored enterprises, other third parties, trusts and other mortgage securitization vehicles, which have not been significant. During both the three and nine months ended September 2015 and September 2014, the firm repurchased loans with an unpaid principal balance of less than $10 million and related losses were not material. The firm received a communication from counsel in 2013 purporting to represent certain institutional investors in portions of Goldman Sachs-issued securitizations between 2003 and 2007, such securitizations having a total original notional face amount of approximately $150 billion, offering to enter into a “settlement dialogue” with respect to alleged breaches of representations made by the firm in connection with such offerings.

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

Goldman Sachs September 2015 Form 10-Q	67

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

In connection with the sale of Litton, the firm provided customary representations and warranties, and indemnities for breaches of these representations and warranties, to Ocwen. These indemnities are subject to various limitations, and are capped at approximately $50 million. The firm has not yet received any claims under these indemnities. The firm also agreed to provide specific indemnities to Ocwen related to claims made by third parties with respect to servicing activities during the period that Litton was owned by the firm and which are in excess of the related reserves accrued for such matters by Litton at the time of the sale. These indemnities are capped at approximately $125 million. The firm has recorded a reserve for the portion of these potential losses that it believes is probable and can be reasonably estimated. As of September 2015, claims received and payments made in connection with these claims were not material to the firm.

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

	As of September 2015
$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 10,146	$ —	$ 83
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2015	$236,939	$31,019	$ 285

2016 - 2017	463,674	—	1,169

2018 - 2019	77,022	—	1,043

2020 - thereafter	85,045	—	1,882
Total	$862,680	$31,019	$4,379

	As of December 2014
$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 11,201	$ —	$ 119
Maximum Payout/Notional Amount by Period of Expiration
2015	$351,308	$27,567	$ 471

2016 - 2017	150,989	—	935

2018 - 2019	51,927	—	1,390

2020 - thereafter	58,511	—	1,690
Total	$612,735	$27,567	$4,486

In the tables above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•

Amounts exclude certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See the table in “Commitments” above for a summary of the firm’s commitments.

68	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative Guarantees. The firm enters into various derivatives that meet the definition of a guarantee under U.S. GAAP, including written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore the amounts in the tables above do not reflect the firm’s overall risk related to its derivative activities. Disclosures about derivatives are not required if they may be cash settled and the firm has no basis to conclude it is probable that the counterparties held the underlying instruments at inception of the contract. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank counterparties, central clearing counterparties and certain other counterparties. Accordingly, the firm has not included such contracts in the tables above. In addition, see Note 7 for information about credit derivatives that meet the definition of a guarantee, which are not included in the tables above.

Derivatives are accounted for at fair value and therefore the carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying values in the tables above exclude the effect of counterparty and cash collateral netting.

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $32.06 billion and $28.49 billion as of September 2015 and December 2014, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

Goldman Sachs September 2015 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The firm may also be liable to some clients or other parties for losses arising from its custodial role or caused by acts or omissions of third-party service providers, including sub-custodians and third-party brokers. In certain cases, the firm has the right to seek indemnification from these third-party service providers for certain relevant losses incurred by the firm. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults and other loss scenarios.

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of September 2015 and December 2014.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of September 2015 and December 2014.

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

70	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 19.

Shareholders’ Equity

Common Equity

On October 14, 2015, the Board of Directors of Group Inc. (Board) declared a dividend of $0.65 per common share to be paid on December 30, 2015 to common shareholders of record on December 2, 2015.

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

The table below presents the amount of common stock repurchased by the firm under the share repurchase program during the three and nine months ended September 2015.

	September 2015
in millions, except per share amounts	Three Months Ended	Nine Months Ended
Common share repurchases	5.4	13.3

Average cost per share	$196.00	$191.58

Total cost of common share repurchases	$ 1,050	$ 2,545

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel restricted stock units (RSUs) or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the nine months ended September 2015, employees remitted 35,217 shares with a total value of $6 million, and the firm cancelled 5.7 million RSUs with a total value of $1.03 billion and 1.8 million stock options with a total value of $368 million.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of September 2015.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000

B	50,000	32,000	32,000	1,000

C	25,000	8,000	8,000	1,000

D	60,000	54,000	53,999	1,000

E	17,500	17,500	17,500	N/A

F	5,000	5,000	5,000	N/A

I	34,500	34,000	34,000	1,000

J	46,000	40,000	40,000	1,000

K	32,200	28,000	28,000	1,000

L	52,000	52,000	52,000	25

M [1]	80,000	80,000	80,000	25
Total	452,200	380,500	380,498

1.	In April 2015, Group Inc. issued 80,000 shares of Series M perpetual 5.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series M Preferred Stock).

Series	Liquidation Preference	Redemption Price Per Share	Redemption Value ($ in millions)
A	$ 25,000	$25,000 plus declared and unpaid dividends	$ 750

B	25,000	$25,000 plus declared and unpaid dividends	800

C	25,000	$25,000 plus declared and unpaid dividends	200

D	25,000	$25,000 plus declared and unpaid dividends	1,350

E	100,000	$100,000 plus declared and unpaid dividends	1,750

F	100,000	$100,000 plus declared and unpaid dividends	500

I	25,000	$25,000 plus accrued and unpaid dividends	850

J	25,000	$25,000 plus accrued and unpaid dividends	1,000

K	25,000	$25,000 plus accrued and unpaid dividends	700

L	25,000	$25,000 plus accrued and unpaid dividends	1,300

M	25,000	$25,000 plus accrued and unpaid dividends	2,000
Total			$11,200

Goldman Sachs September 2015 Form 10-Q	71

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

The table below presents the dividend rates of the firm’s perpetual preferred stock as of September 2015.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

M	5.375% per annum to, but excluding, May 10, 2020; 3 month LIBOR + 3.922% per annum thereafter

The tables below present preferred dividends declared on the firm’s preferred stock.

	Three Months Ended September
	2015		2014
Series	per share	$ in millions	per share	$ in millions
A	$ 236.98	$ 7	$ 236.98	$ 7

B	387.50	12	387.50	13

C	252.78	2	252.78	2

D	252.78	14	252.78	14

E	1,022.22	19	1,022.22	19

F	1,022.22	5	1,022.22	5

I	371.88	12	371.88	12

J	343.75	14	343.75	14

K	398.44	11	451.56	12

L	—	—	—	—
Total		$ 96		$ 98

	Nine Months Ended September
	2015		2014
Series	per share	$ in millions	per share	$ in millions
A	$ 710.94	$ 21	$ 708.34	$ 21

B	1,162.50	37	1,162.50	37

C	758.34	6	755.56	6

D	758.34	41	755.56	41

E	3,044.44	54	3,044.44	54

F	3,044.44	15	3,044.44	15

I	1,115.64	38	1,115.64	38

J	1,031.25	42	1,031.25	42

K	1,195.32	33	451.56	12

L	712.50	37	—	—
Total		$324		$266

72	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive Loss

The tables below present accumulated other comprehensive loss, net of tax by type.

	September 2015
$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of period
Currency translation	$(473)	$ (94)	$(567)

Pension and postretirement liabilities	(270)	(74)	(344)
Accumulated other comprehensive loss, net of tax	$(743)	$(168)	$(911)

	December 2014
$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of year
Currency translation	$(364)	$(109)	$(473)

Pension and postretirement liabilities	(168)	(102)	(270)

Cash flow hedges	8	(8)	—
Accumulated other comprehensive loss, net of tax	$(524)	$(219)	$(743)

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

As of September 2015, the firm calculated its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of each ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to the firm as of September 2015. The capital ratios that apply to the firm can change in future reporting periods as a result of these regulatory requirements.

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

Regulatory Capital and Capital Ratios. The table below presents the minimum ratios required for the firm as of September 2015.

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

Goldman Sachs September 2015 Form 10-Q	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain aspects of the Revised Capital Framework’s requirements phase in over time (transitional provisions). These include the introduction of capital buffers (including surcharges) and certain deductions from regulatory capital (such as investments in nonconsolidated financial institutions). These deductions from regulatory capital are required to be phased in ratably per year from 2014 to 2018, with residual amounts not deducted during the transitional period subject to risk weighting. In addition, junior subordinated debt issued to trusts is being phased out of regulatory capital. The minimum CET1, Tier 1 and Total capital ratios that apply to the firm will increase as the transitional provisions phase in and capital buffers (including surcharges) are introduced.

Definition of Risk-Weighted Assets. As of September 2015, RWAs were calculated in accordance with both the Standardized Capital Rules and the Basel III Advanced Rules. The following is a comparison of RWA calculations under these rules:

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

As of December 2014, the firm calculated RWAs in accordance with both the Basel III Advanced Rules and the Hybrid Capital Rules discussed below.

Credit Risk

Credit RWAs are calculated based upon measures of exposure, which are then risk weighted. The following is a description of the calculation of credit RWAs in accordance with the Standardized Capital Rules, the Basel III Advanced Rules and the Hybrid Capital Rules:

•

For credit RWAs calculated in accordance with the Standardized Capital Rules, the firm utilizes prescribed risk-weights which depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity). The exposure measure for derivatives is based on a combination of positive net current exposure and a percentage of the notional amount of each derivative. The exposure measure for securities financing transactions is calculated to reflect adjustments for potential price volatility, the size of which depends on factors such as the type and maturity of the security, and whether it is denominated in the same currency as the other side of the financing transaction. The firm utilizes specific required formulaic approaches to measure exposure for securitizations and equities;

•

For credit RWAs calculated in accordance with the Basel III Advanced Rules, the firm has been given permission by its regulators to compute risk weights for wholesale and retail credit exposures in accordance with the Advanced Internal Ratings-Based approach. This approach is based on internal assessments of the creditworthiness of counterparties, with key inputs being the probability of default, loss given default and the effective maturity. The firm utilizes internal models to measure exposure for derivatives, securities financing transactions and eligible margin loans. The Revised Capital Framework requires that a bank holding company obtain prior written agreement from its regulators before using internal models for such purposes. The firm utilizes specific required formulaic approaches to measure exposure for securitizations and equities; and

•

For credit RWAs calculated in accordance with the Hybrid Capital Rules, the firm utilized prescribed risk-weights depending on, among other things, the type of counterparty. The exposure measure for derivatives was based on a combination of positive net current exposure and a percentage of the notional amount of each derivative. The exposure measure for securities financing transactions was based on the carrying value without the application of potential price volatility adjustments required under the Standardized Capital Rules.

74	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Market Risk

Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a bank holding company obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement. The following is further information regarding the measures of exposure for market RWAs calculated in accordance with the Standardized Capital Rules, Basel III Advanced Rules and Hybrid Capital Rules:

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily trading net revenues used to determine risk management VaR exceptions (i.e., comparing the daily trading net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital rules require that intraday activity be excluded from daily trading net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily trading net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the three and nine months ended September 2015, but did exceed its 99% one-day regulatory VaR on three occasions during 2014. There was no change in the VaR multiplier used to calculate Market RWAs;

•	Stressed VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, during a period of significant market stress;

•	Incremental risk is the potential loss in value of non-securitized inventory positions due to the default or credit migration of issuers of financial instruments over a one-year time horizon;

•	Comprehensive risk is the potential loss in value, due to price risk and defaults, within the firm’s credit correlation positions; and

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

Goldman Sachs September 2015 Form 10-Q	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated Regulatory Capital Ratios

Capital Ratios and RWAs. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules as of September 2015 and therefore such lower ratios applied to the firm as of that date. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Hybrid Capital Rules as of December 2014 and therefore such lower ratios applied to the firm as of that date.

The table below presents the ratios calculated in accordance with both the Standardized and Basel III Advanced rules as of both September 2015 and December 2014. While the ratios calculated in accordance with the Standardized Capital Rules were not applicable until January 2015, the December 2014 ratios are presented in the table below for comparative purposes.

	As of
$ in millions	September 2015	December 2014
Standardized
Common shareholders’ equity	$ 76,503	$ 73,597

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,861)	(2,787)

Deductions for investments in nonconsolidated financial institutions	(1,010)	(953)

Other adjustments	(432)	(27)
Common Equity Tier 1	72,200	69,830
Perpetual non-cumulative preferred stock	11,200	9,200

Junior subordinated debt issued to trusts	330	660

Deduction for investments in covered funds	(457)	—

Other adjustments	(1,023)	(1,257)
Tier 1 capital	82,250	78,433
Qualifying subordinated debt	13,120	11,894

Junior subordinated debt issued to trusts	990	660

Allowance for losses on loans and lending commitments	497	316

Other adjustments	(17)	(9)
Tier 2 capital	14,590	12,861
Total capital	$ 96,840	$ 91,294
RWAs	$581,671	$619,216

CET1 ratio	12.4%	11.3%

Tier 1 capital ratio	14.1%	12.7%

Total capital ratio	16.6%	14.7%
Basel III Advanced
Standardized Tier 2 capital	$ 14,590	$ 12,861

Allowance for losses on loans and lending commitments	(497)	(316)
Tier 2 capital	14,093	12,545
Total capital	$ 96,343	$ 90,978
RWAs	$570,481	$570,313

CET1 ratio	12.7%	12.2%

Tier 1 capital ratio	14.4%	13.8%

Total capital ratio	16.9%	16.0%
Tier 1 leverage ratio	9.5%	9.0%

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.65 billion as of both September 2015 and December 2014, and identifiable intangible assets of $206 million (40% of $516 million) and $103 million (20% of $515 million) as of September 2015 and December 2014, respectively, net of associated deferred tax liabilities of $997 million and $961 million as of September 2015 and December 2014, respectively. Goodwill is fully deducted from CET1, while the deduction for identifiable intangible assets is required to be phased into CET1 ratably over five years from 2014 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The deduction for such investments is required to be phased into CET1 ratably over five years from 2014 to 2018. As of September 2015 and December 2014, CET1 reflects 40% and 20% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

•

The deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds as permitted by the Volcker Rule that were purchased after December 2013. Substantially all of these investments in covered funds were purchased in connection with the firm’s market-making activities. This deduction became effective in July 2015 and is not subject to a transition period. See Note 6 for further information about the Volcker Rule.

•

Other adjustments within CET1 and Tier 1 capital primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation, net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. The deductions for such items are generally required to be phased into CET1 ratably over five years from 2014 to 2018. As of September 2015 and December 2014, CET1 reflects 40% and 20% of such deductions, respectively. The balance that is not deducted from CET1 during the transitional period is generally deducted from Tier 1 capital within other adjustments.

76	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

Junior subordinated debt issued to trusts is reflected in both Tier 1 capital (25%) and Tier 2 capital (75%) as of September 2015. Such percentages were 50% for both Tier 1 and Tier 2 capital as of December 2014. Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 1 capital into Tier 2 capital by 2016, and then out of Tier 2 capital by 2022. See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced, or discounted, upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital for the nine months ended September 2015 and the period from December 31, 2013 to December 31, 2014.

	Nine Months Ended September 2015
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$69,830	$69,830

Increased deductions due to transitional provisions [1]	(1,368)	(1,368)

Increase in common shareholders’ equity	2,906	2,906

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	28	28

Change in deduction for investments in nonconsolidated financial institutions	913	913

Change in other adjustments	(109)	(109)
Ending balance	$72,200	$72,200
Tier 1 capital
Beginning balance	$78,433	$78,433

Increased deductions due to transitional provisions [1]	(1,073)	(1,073)

Other net increase in CET1	3,738	3,738

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Increase in perpetual non-cumulative preferred stock	2,000	2,000

Deduction for investments in covered funds	(457)	(457)

Change in other adjustments	(61)	(61)
Ending balance	82,250	82,250
Tier 2 capital
Beginning balance	12,861	12,545

Increased deductions due to transitional provisions [1]	(53)	(53)

Increase in qualifying subordinated debt	1,226	1,226

Redesignation of junior subordinated debt issued to trusts	330	330

Change in the allowance for losses on loans and lending commitments	181	—

Change in other adjustments	45	45
Ending balance	14,590	14,093
Total capital	$96,840	$96,343

1.	Represents the increased phase-in of deductions from 20% to 40%, effective January 2015.

$ in millions	Period Ended December 2014
Common Equity Tier 1
Balance, December 31, 2013	$63,248

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Increase in common shareholders’ equity	2,330

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	144

Change in deduction for investments in nonconsolidated financial institutions	839

Change in other adjustments	92
Balance, December 31, 2014	$69,830
Tier 1 capital
Balance, December 31, 2013	$72,471

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Change in Tier 1 capital related to the transition to the Revised Capital Framework [2]	(443)

Other net increase in CET1	3,405

Increase in perpetual non-cumulative preferred stock	2,000

Redesignation of junior subordinated debt issued to trusts and decrease related to trust preferred securities purchased by the firm	(1,403)

Change in other adjustments	(774)
Balance, December 31, 2014	78,433
Tier 2 capital
Balance, December 31, 2013	13,632

Change in Tier 2 capital related to the transition to the Revised Capital Framework [3]	(197)

Decrease in qualifying subordinated debt	(879)

Trust preferred securities purchased by the firm, net of redesignation of junior subordinated debt issued to trusts	(27)

Change in other adjustments	16
Balance, December 31, 2014	12,545
Total capital	$90,978

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

Goldman Sachs September 2015 Form 10-Q	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the components of RWAs calculated in accordance with the Standardized and Basel III Advanced rules as of September 2015 and December 2014.

	Standardized Capital Rules
$ in millions	September 2015	December 2014
Credit RWAs
Derivatives	$159,291	$180,771

Commitments, guarantees and loans	107,169	89,783

Securities financing transactions [1]	79,369	92,116

Equity investments	41,522	38,526

Other [2]	74,182	71,499
Total Credit RWAs	461,533	472,695
Market RWAs
Regulatory VaR	11,813	10,238

Stressed VaR	24,275	29,625

Incremental risk	10,000	16,950

Comprehensive risk	6,451	9,855

Specific risk	67,599	79,853
Total Market RWAs	120,138	146,521
Total RWAs	$581,671	$619,216

	Basel III Advanced Rules
$ in millions	September 2015	December 2014
Credit RWAs
Derivatives	$115,837	$122,501

Commitments, guarantees and loans	107,254	95,209

Securities financing transactions [1]	16,671	15,618

Equity investments	43,530	40,146

Other [2]	58,124	54,470
Total Credit RWAs	341,416	327,944
Market RWAs
Regulatory VaR	11,813	10,238

Stressed VaR	24,275	29,625

Incremental risk	10,000	16,950

Comprehensive risk	5,303	8,150

Specific risk	67,599	79,918
Total Market RWAs	118,990	144,881
Total Operational RWAs	110,075	97,488
Total RWAs	$570,481	$570,313

1.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

2.	Includes receivables, other assets, and cash and cash equivalents.

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced rules for the nine months ended September 2015.

	Nine Months Ended September 2015
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$619,216	$570,313

Credit RWAs
Increased deductions due to transitional provisions [1]	(1,073)	(1,073)

Increase/(decrease) in derivatives	(21,480)	(6,664)

Increase/(decrease) in commitments, guarantees and loans	17,386	12,045

Increase/(decrease) in securities financing transactions	(12,747)	1,053

Increase/(decrease) in equity investments	3,966	4,354

Change in other	2,786	3,757
Change in Credit RWAs	(11,162)	13,472
Market RWAs
Increase/(decrease) in regulatory VaR	1,575	1,575

Increase/(decrease) in stressed VaR	(5,350)	(5,350)

Increase/(decrease) in incremental risk	(6,950)	(6,950)

Increase/(decrease) in comprehensive risk	(3,404)	(2,847)

Increase/(decrease) in specific risk	(12,254)	(12,319)
Change in Market RWAs	(26,383)	(25,891)
Operational RWAs
Increase/(decrease) in operational risk	—	12,587
Change in Operational RWAs	—	12,587
Ending balance	$581,671	$570,481

1.	Represents the increased phase-in of deductions from 20% to 40%, effective January 2015.

Standardized Credit RWAs as of September 2015 decreased by $11.16 billion compared with December 2014, reflecting decreases in derivatives and securities financing transactions, primarily due to lower exposures. These decreases were partially offset by an increase in lending activity. Standardized Market RWAs as of September 2015 decreased by $26.38 billion compared with December 2014, as a result of reduced risk exposures.

Basel III Advanced Credit RWAs as of September 2015 increased by $13.47 billion compared with December 2014, primarily reflecting an increase in lending activity. This increase was partially offset by a decrease in RWAs related to derivatives, due to lower counterparty credit risk. Basel III Advanced Market RWAs as of September 2015 decreased by $25.89 billion compared with December 2014, as a result of reduced risk exposures. Basel III Advanced Operational RWAs as of September 2015 increased by $12.59 billion compared with December 2014, primarily driven by an increase in operational risk associated with legal matters and regulatory proceedings.

78	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents changes in RWAs from December 31, 2013 to December 31, 2014. As of December 31, 2013, the firm was subject to the capital regulations of the Federal Reserve Board that were based on the Basel Committee’s Basel I Capital Accord, including the revised market risk capital requirements.

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

Bank Subsidiaries

Regulatory Capital Ratios. GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to regulatory capital requirements that are calculated in substantially the same manner as those applicable to bank holding companies. For purposes of assessing the adequacy of its capital, GS Bank USA calculates its capital ratios in accordance with the risk-based capital and leverage requirements applicable to state member banks. Those requirements are based on the Revised Capital Framework described above. GS Bank USA is an Advanced approach banking organization under the Revised Capital Framework.

Under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA must meet higher minimum requirements than the minimum ratios in the table below. The table below presents the minimum ratios and “well-capitalized” minimum ratios required for GS Bank USA as of September 2015.

	Minimum Ratio	“Well-capitalized” Minimum Ratio
CET1 ratio	4.5%	6.5%

Tier 1 capital ratio	6.0%	8.0%

Total capital ratio	8.0%	10.0%

Tier 1 leverage ratio	4.0%	5.0%

GS Bank USA was in compliance with its minimum capital requirements and the “well-capitalized” minimum ratios as of September 2015 and December 2014. GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements could result in restrictions being imposed by GS Bank USA’s regulators.

Goldman Sachs September 2015 Form 10-Q	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 2015, similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of September 2015. The capital ratios that apply to GS Bank USA can change in future reporting periods as a result of these regulatory requirements.

As of December 2014, GS Bank USA was required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Basel III Advanced Rules and Hybrid Capital Rules. The lower of each ratio calculated in accordance with the Basel III Advanced Rules and the Hybrid Capital Rules was the ratio against which GS Bank USA’s compliance with its minimum ratio requirements was assessed. Each of the ratios calculated in accordance with the Hybrid Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Hybrid Capital ratios were the ratios that applied to GS Bank USA as of December 2014.

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized and Basel III Advanced rules as of both September 2015 and December 2014, and with the Hybrid Capital Rules as of December 2014. While the ratios calculated in accordance with the Standardized Capital Rules were not applicable until January 2015, the December 2014 ratios are presented in the table below for comparative purposes.

	As of
$ in millions	September 2015	December 2014
Standardized
Common Equity Tier 1	$ 22,482	$ 21,293

Tier 1 capital	22,482	21,293

Tier 2 capital	2,269	2,182
Total capital	$ 24,751	$ 23,475
RWAs	$203,254	$200,605

CET1 ratio	11.1%	10.6%

Tier 1 capital ratio	11.1%	10.6%

Total capital ratio	12.2%	11.7%
Basel III Advanced
Standardized Tier 2 capital	$ 2,269	$ 2,182

Allowance for losses on loans and lending commitments	(269)	(182)

Tier 2 capital	2,000	2,000
Total capital	$ 24,482	$ 23,293
RWAs	$135,421	$141,978

CET1 ratio	16.6%	15.0%

Tier 1 capital ratio	16.6%	15.0%

Total capital ratio	18.1%	16.4%
Hybrid
RWAs	N/A	$149,963

CET1 ratio	N/A	14.2%

Tier 1 capital ratio	N/A	14.2%

Total capital ratio	N/A	15.7%
Tier 1 leverage ratio	17.1%	17.3%

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of September 2015 and December 2014, GSIB was in compliance with all regulatory capital requirements.

80	Goldman Sachs September 2015 Form 10-Q

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

As of September 2015 and December 2014, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $16.04 billion and $14.83 billion, respectively, which exceeded the amount required by $13.41 billion and $12.46 billion, respectively. As of September 2015 and December 2014, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.58 billion and $1.67 billion, respectively, which exceeded the amount required by $1.44 billion and $1.53 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of September 2015 and December 2014, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 2015 and December 2014, these subsidiaries were in compliance with their local capital adequacy requirements.

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

As of September 2015 and December 2014, Group Inc. was required to maintain $47.75 billion and $33.62 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries. The increased requirement is primarily a result of higher regulatory capital requirements in GS Bank USA, reflecting the implementation of the Standardized Capital Rules.

Other

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA held at the Federal Reserve Bank of New York was $38.93 billion and $38.68 billion as of September 2015 and December 2014, respectively, which exceeded required reserve amounts by $38.75 billion and $38.57 billion as of September 2015 and December 2014, respectively.

Goldman Sachs September 2015 Form 10-Q	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 21.

Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and RSUs for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable for stock options and for RSUs for which future service is required as a condition to the delivery of the underlying common stock.

The table below presents the computations of basic and diluted EPS.

in millions, except per share amounts	Three Months Ended September		Nine Months Ended September
	2015	2014	2015	2014
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$1,330	$2,143	$4,994	$6,045
Denominator for basic EPS — weighted average number of common shares	449.0	455.5	451.2	461.8

Effect of dilutive securities:
RSUs	5.6	6.5	5.0	5.9

Stock options	4.0	7.2	4.7	8.8
Dilutive potential common shares	9.6	13.7	9.7	14.7
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	458.6	469.2	460.9	476.5
Basic EPS	$ 2.95	$ 4.69	$11.03	$13.05

Diluted EPS	2.90	4.57	10.84	12.69

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 for both the three months ended September 2015 and September 2014, and $0.04 for both the nine months ended September 2015 and September 2014.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of 6.0 million for both the three months ended September 2015 and September 2014, and 6.0 million and 6.2 million for the nine months ended September 2015 and September 2014, respectively.

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Fees earned from funds	$687	$725	$2,489	$2,335

			As of
$ in millions			September 2015	December 2014
Fees receivable from funds			$ 572	$ 724

Aggregate carrying value of interests in funds			7,944	9,099

As of September 2015 and December 2014, the firm had outstanding guarantees on behalf of its funds of $300 million and $304 million, respectively. This amount primarily related to a guarantee that the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of September 2015 and December 2014, the firm had no outstanding loans or commitments to extend credit to affiliated funds.

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

82	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates. The table below presents the firm’s sources of interest income and interest expense.

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Interest income
Deposits with banks	$ 35	$ 44	$ 114	$ 143

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	15	(42)	14	(5)

Financial instruments owned, at fair value	1,458	1,790	4,406	5,803

Loans receivable	314	191	840	487

Other interest [2]	297	314	930	1,042
Total interest income	2,119	2,297	6,304	7,470
Interest expense
Deposits	106	87	289	254

Securities loaned and securities sold under agreements to repurchase	88	91	236	350

Financial instruments sold, but not yet purchased, at fair value	344	374	1,001	1,353

Short-term borrowings [3]	67	121	318	320

Long-term borrowings [3]	935	847	2,843	2,675

Other interest [4]	(263)	(272)	(747)	(568)
Total interest expense	1,277	1,248	3,940	4,384
Net interest income	$ 842	$1,049	$2,364	$3,086

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes interest on unsecured borrowings and other secured financings.

4.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

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

Goldman Sachs September 2015 Form 10-Q	83

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of September 2015
U.S. Federal	2008

New York State and City	2007

United Kingdom	2013

Japan	2010

Hong Kong	2006

Korea	2010

The U.S. Federal examinations of fiscal 2008 through calendar 2010 have been finalized, but the settlement is subject to review by the Joint Committee of Taxation. The examinations of 2011 and 2012 began in 2013.

New York State and City examinations of fiscal 2007 through calendar 2010 began in 2013. New York State and City examinations of 2011 through 2013 began in 2015.

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

84	Goldman Sachs September 2015 Form 10-Q

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

	Three Months Ended or as of September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Investment Banking
Financial Advisory	$ 809	$ 594	$ 2,591	$ 1,782
Equity underwriting	190	426	1,318	1,408

Debt underwriting	557	444	1,571	1,834
Total Underwriting	747	870	2,889	3,242
Total net revenues	1,556	1,464	5,480	5,024

Operating expenses	788	805	3,049	2,927
Pre-tax earnings	$ 768	$ 659	$ 2,431	$ 2,097
Segment assets	$ 2,515	$ 2,061
Institutional Client Services
Fixed Income, Currency and Commodities Client Execution	$ 1,461	$ 2,170	$ 6,199	$ 7,243
Equities client execution	555	429	2,466	1,328

Commissions and fees	818	745	2,393	2,324

Securities services	379	428	1,215	1,153
Total Equities	1,752	1,602	6,074	4,805
Total net revenues	3,213	3,772	12,273	12,048

Operating expenses	2,522	2,585	10,101	8,724
Pre-tax earnings	$ 691	$ 1,187	$ 2,172	$ 3,324
Segment assets	$700,548	$718,150
Investing & Lending
Equity securities	$ 370	$ 1,058	$ 2,784	$ 3,412

Debt securities and loans	300	634	1,356	1,881
Total net revenues [1]	670	1,692	4,140	5,293

Operating expenses	358	591	1,948	2,482
Pre-tax earnings	$ 312	$ 1,101	$ 2,192	$ 2,811
Segment assets	$162,444	$133,649
Investment Management
Management and other fees	$ 1,212	$ 1,214	$ 3,651	$ 3,569

Incentive fees	73	133	590	576

Transaction revenues	137	112	413	330
Total net revenues	1,422	1,459	4,654	4,475

Operating expenses	1,122	1,101	3,718	3,560
Pre-tax earnings	$ 300	$ 358	$ 936	$ 915
Segment assets	$ 15,052	$ 14,671
Total net revenues	$ 6,861	$ 8,387	$26,547	$26,840

Total operating expenses [2]	4,815	5,082	18,841	17,693
Total pre-tax earnings	$ 2,046	$ 3,305	$ 7,706	$ 9,147
Total assets	$880,559	$868,531

1.

Net revenues related to the firm’s consolidated investments, previously reported in other net revenues within Investing & Lending, are now reported in equity securities and debt securities and loans, as results from these activities ($99 million and $265 million for the three and nine months ended September 2015, respectively) are no longer significant due to the sale of Metro in the fourth quarter of 2014. Reclassifications have been made to previously reported amounts to conform to the current presentation.

2.

Includes charitable contributions that have not been allocated to the firm’s segments of $25 million for the three and nine months ended September 2015. Operating expenses related to real estate-related exit costs, previously not allocated to the firm’s segments, have now been allocated. This allocation reflects the change in the manner in which management views the performance of the firm’s segments. Reclassifications have been made to previously reported segment amounts to conform to the current presentation.

Goldman Sachs September 2015 Form 10-Q	85

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Investment Banking	$ —	$ —	$ —	$ —

Institutional Client Services	665	940	1,916	2,813

Investing & Lending	127	74	318	177

Investment Management	50	35	130	96
Total net interest income	$842	$1,049	$2,364	$3,086

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Investment Banking	$ 32	$ 35	$ 90	$ 102

Institutional Client Services	104	166	326	404

Investing & Lending	50	65	182	369

Investment Management	36	35	108	110
Total depreciation and amortization [1]	$222	$ 301	$ 706	$ 985

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

	Three Months Ended September
$ in millions	2015		2014
Net revenues
Americas	$ 3,838	56%	$ 4,605	55%

Europe, Middle East and Africa	2,042	30%	2,175	26%

Asia	981	14%	1,607	19%
Total net revenues	$ 6,861	100%	$ 8,387	100%
Pre-tax earnings
Americas	$ 1,022	50%	$ 1,644	50%

Europe, Middle East and Africa	712	34%	929	28%

Asia	337	16%	732	22%
Total pre-tax earnings [1]	$ 2,046	100%	$ 3,305	100%

	Nine Months Ended September
$ in millions	2015		2014
Net revenues
Americas	$14,851	56%	$15,304	57%

Europe, Middle East and Africa	7,157	27%	7,551	28%

Asia	4,539	17%	3,985	15%
Total net revenues	$26,547	100%	$26,840	100%
Pre-tax earnings
Americas	$ 3,458	44%	$ 4,786	52%

Europe, Middle East and Africa	2,525	33%	2,912	32%

Asia	1,748	23%	1,449	16%
Total pre-tax earnings [1]	$ 7,706	100%	$ 9,147	100%

1.

Includes charitable contributions that have not been allocated to the firm’s geographic regions of $25 million for the three and nine months ended September 2015. Operating expenses related to real estate-related exit costs, previously not allocated to the firm’s geographic regions, have now been allocated. This allocation reflects the change in the manner in which management views the performance of the geographic regions. Reclassifications have been made to previously reported geographic region amounts to conform to the current presentation.

86	Goldman Sachs September 2015 Form 10-Q

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of
$ in millions	September 2015	December 2014
U.S. government and federal agency obligations [1]	$62,988	$69,170

% of total assets	7.2%	8.1%

Non-U.S. government and agency obligations [1]	$31,666	$37,059

% of total assets	3.6%	4.3%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

As of September 2015 and December 2014, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
$ in millions	September 2015	December 2014
U.S. government and federal agency obligations	$102,506	$103,263

Non-U.S. government and agency obligations [1]	88,424	71,302

1.	Principally consists of securities issued by the governments of France, the United Kingdom, Japan and Germany.

Goldman Sachs September 2015 Form 10-Q	87

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such underwriting and the estimated lowest subsequent price of such securities and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2015 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $5.3 billion in excess of the aggregate reserves for such matters.

Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of money damages, except in those instances where management can otherwise determine an appropriate amount, (ii) matters are in early stages, (iii) matters relate to regulatory investigations or reviews, except in those instances where management can otherwise determine an appropriate amount, (iv) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (v) there is uncertainty as to the outcome of pending appeals or motions, (vi) there are significant factual issues to be resolved, and/or (vii) there are novel legal issues presented. For example, the firm’s potential liabilities with respect to future mortgage-related “put-back” claims, the action filed by the Libyan Investment Authority and the currencies-related litigation filed in Canada discussed below may ultimately result in an increase in the firm’s liabilities, but are not included in management’s estimate of reasonably possible loss. As another example, the firm’s potential liabilities with respect to the investigations and reviews discussed below under “Regulatory Investigations and Reviews and Related Litigation” also generally are not included in management’s estimate of reasonably possible loss. However, management does not believe, based on currently available information, that the outcomes of such other matters will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period. See Note 18 for further information about mortgage-related contingencies.

88	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mortgage-Related Matters. Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market, the firm’s conflict of interest management, and the SEC investigation that led to GS&Co. entering into a consent agreement with the SEC, settling all claims made against GS&Co. by the SEC in connection with the ABACUS 2007-AC1 CDO offering (ABACUS 2007-AC1 transaction), pursuant to which GS&Co. paid $550 million of disgorgement and civil penalties. The consolidated amended complaint filed on July 25, 2011, which names as defendants Group Inc. and certain officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages. On June 21, 2012, the district court dismissed the claims based on Group Inc.’s not disclosing that it had received a “Wells” notice from the staff of the SEC related to the ABACUS 2007-AC1 transaction, but permitted the plaintiffs’ other claims to proceed. On September 24, 2015, the court granted the plaintiffs’ motion for class certification, and on October 8, 2015, the defendants petitioned the appellate court for leave to appeal the class certification order.

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

GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or rescissory damages. By a decision dated September 6, 2012, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiff’s claims with respect to 10 of the 17 offerings included in plaintiff’s original complaint but vacated the dismissal and remanded the case to the district court with instructions to reinstate the plaintiff’s claims with respect to the other seven offerings. On October 31, 2012, the plaintiff served an amended complaint relating to those seven offerings, plus seven additional offerings (additional offerings). On July 10, 2014, the court granted the defendants’ motion to dismiss as to the additional offerings. On March 23, 2015, the plaintiff moved for class certification. On June 3, 2010, another investor filed a separate putative class action asserting substantively similar allegations relating to one of the additional offerings and thereafter moved to further amend its amended complaint to add claims with respect to two of the additional offerings. On March 27, 2014, the district court largely denied defendants’ motion to dismiss as to the original offering, but denied the separate plaintiff’s motion to add the two additional offerings through an amendment. On March 20, 2015, the separate plaintiff moved for class certification. On August 12, 2015, the plaintiffs in both actions and the defendants entered into a definitive settlement agreement, subject to court approval. The firm has paid the full amount of the proposed settlement into an escrow account. The securitization trusts issued, and GS&Co. underwrote, approximately $11 billion principal amount of certificates to all purchasers in the offerings at issue in the complaints.

Goldman Sachs September 2015 Form 10-Q	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 30, 2010, a class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in $823 million of notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). The amended complaint asserts federal securities law and common law claims, and seeks unspecified compensatory, punitive and other damages. The defendants’ motion to dismiss was granted as to plaintiff’s claim of market manipulation and denied as to the remainder of plaintiff’s claims by a decision dated March 21, 2012. On May 21, 2012, the defendants counterclaimed for breach of contract and fraud. On June 27, 2014, the appellate court denied defendants’ petition for leave to appeal from the district court’s January 22, 2014 order granting class certification. On September 8, 2015, the court granted defendants’ motion for summary judgment as to plaintiff’s remaining claims.

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including ACA Financial Guaranty Corp., Aozora Bank, Ltd., Basis Yield Alpha Fund (Master), the Charles Schwab Corporation, CIFG Assurance of North America, Inc., Deutsche Zentral-Genossenschaftbank, the FDIC (as receiver for Guaranty Bank), the Federal Home Loan Banks of Chicago and Seattle, IKB Deutsche Industriebank AG, Massachusetts Mutual Life Insurance Company, the National Credit Union Administration (as conservator or liquidating agent for several failed credit unions), Texas County & District Retirement System, the Commonwealth of Virginia (on behalf of the Virginia Retirement System) and the Tennessee Consolidated Retirement System) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

Norges Bank Investment Management, Selective Insurance Company and the State of Illinois (on behalf of Illinois state retirement systems) have threatened to assert claims of various types against the firm in connection with the sale of mortgage-related securities. The firm has entered into agreements with one of these entities to toll the relevant statute of limitations.

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active and threatened cases described in the preceding two paragraphs where those plaintiffs are seeking rescission of such securities was approximately $5.6 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

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

90	Goldman Sachs September 2015 Form 10-Q

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

GT Advanced Technologies Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions filed in October 2014 in the U.S. District Court for the District of New Hampshire. In addition to the underwriters, the defendants include certain directors and officers of GT Advanced Technologies Inc. (GT Advanced Technologies). As to the underwriters, the complaints generally allege misstatements and omissions in connection with the December 2013 offerings by GT Advanced Technologies of approximately $86 million of common stock and $214 million principal amount of convertible senior notes, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. On July 20, 2015, the plaintiffs filed a consolidated amended complaint. On October 7, 2015, the defendants moved to dismiss. GS&Co. underwrote 3,479,769 shares of common stock and $75 million principal amount of notes for an aggregate offering price of approximately $105 million. On October 6, 2014, GT Advanced Technologies filed for Chapter 11 bankruptcy.

FireEye Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in June 2014 in the California Superior Court, County of Santa Clara. In addition to the underwriters, the defendants include FireEye, Inc. (FireEye) and certain of its directors and officers. The complaints generally allege misstatements and omissions in connection with the offering materials for the March 2014 offering of approximately $1.15 billion of FireEye common stock, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. On August 11, 2015, the court overruled the defendants’ demurrers, which sought to have the consolidated amended complaint dismissed. GS&Co. underwrote 2,100,000 shares for a total offering price of approximately $172 million.

Goldman Sachs September 2015 Form 10-Q	91

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

Employment-Related Matters. On September 15, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by three female former employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels in specified areas by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. On July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike certain of plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature. On March 21, 2013, the U.S. Court of Appeals for the Second Circuit held that arbitration should be compelled with one of the named plaintiffs, who as a managing director was a party to an arbitration agreement with the firm. On March 10, 2015, the magistrate judge to whom the district judge assigned the remaining plaintiffs’ May 2014 motion for class certification recommended that the motion be denied in all respects. On August 3, 2015, the magistrate judge denied plaintiffs’ motion for reconsideration of that recommendation and granted the plaintiffs’ motion to intervene two female individuals, one of whom was employed by the firm as of September 2010 and the other of whom is a current employee of the firm. On August 17, 2015, the defendants appealed the magistrate judge’s decision on intervention. On September 28, 2015, the defendants moved to dismiss the claims of an intervenor who is not a current employee of the firm for lack of standing.

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

92	Goldman Sachs September 2015 Form 10-Q

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

GS&Co. is among the numerous defendants in putative antitrust class actions relating to credit derivatives, filed beginning in May 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws by conspiring to forestall the development of alternatives to OTC trading of credit derivatives and to maintain inflated bid-ask spreads for credit derivatives trading. The complaints seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On September 4, 2014, the court granted in part and denied in part the defendants’ motion to dismiss, permitting the claim alleging an antitrust conspiracy to proceed but confining it to a period after the fall of 2008. On September 30, 2015, GS&Co. entered into a definitive settlement agreement with the plaintiffs, subject to court approval. The firm has reserved the full amount of the proposed settlement.

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

Municipal Securities Matters. GS&Co. (along with, in some cases, other financial services firms) is named by municipalities, municipal-owned entities, state-owned agencies or instrumentalities and non-profit entities in a number of FINRA arbitrations and federal court cases based on GS&Co.’s role as underwriter of the claimants’ issuances of an aggregate of approximately $2 billion of auction rate securities from 2003 through 2007 and as a broker-dealer with respect to auctions for these securities. The claimants generally allege that GS&Co. failed to disclose that it had a practice of placing cover bids in auctions, and/or failed to inform the claimant of the deterioration of the auction rate market beginning in the fall of 2007, and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market in February 2008. Certain claimants also allege that GS&Co. advised them to enter into or continue with interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses. The claims include breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD. Certain of the arbitrations have been enjoined in accordance with the exclusive forum selection clauses in the transaction documents. In addition, GS&Co. has filed motions with the FINRA Panels to dismiss the arbitrations, one of which has been granted, and has filed a motion to dismiss two of the proceedings pending in federal court. GS&Co. has also reached settlements in three actions and a settlement in principle in one action. One action was voluntarily dismissed.

U.S. Treasury Securities-Related Litigation. GS&Co. is among the primary dealers named as defendants in several putative class actions relating to the market for U.S. Treasury securities, filed beginning in July 2015, in the U.S. District Courts for the Southern District of New York, the Virgin Islands, Division of St. Croix, and the Northern District of Illinois. The complaints generally allege that the defendants violated the federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate the when-issued market and auctions for U.S. Treasury securities, as well as related futures and options, and seek declaratory and injunctive relief, treble damages in an unspecified amount and restitution.

Goldman Sachs September 2015 Form 10-Q	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commodities-Related Litigation. GS&Co., GSI, J. Aron & Company and Metro, a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violations of federal antitrust laws and state laws in connection with the storage of aluminum and aluminum trading. The complaints seek declaratory, injunctive and other equitable relief as well as unspecified monetary damages, including treble damages. On August 29, 2014, the court granted the Goldman Sachs defendants’ motion to dismiss. Certain plaintiffs appealed on September 24, 2014, and the remaining plaintiffs sought to amend their complaints in October 2014. On March 26, 2015, the court granted in part and denied in part plaintiffs’ motions for leave to amend their complaints, rejecting their monopolization claims and most state law claims but permitting their antitrust conspiracy claims and certain parallel state law and unjust enrichment claims to proceed, and the court directed the remaining plaintiffs to file their amended complaints, which they did on April 9, 2015.

GS Power, Metro and GSI are among the defendants named in putative class actions, filed beginning on May 23, 2014 in the U.S. District Court for the Southern District of New York, based on similar alleged violations of the federal antitrust laws in connection with the management of zinc storage facilities. On June 17, 2015, the plaintiffs filed a consolidated amended complaint. On August 3, 2015, the defendants moved to dismiss.

GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014, in the U.S. District Court for the Southern District of New York. The complaints generally allege that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On July 27, 2015, plaintiffs filed a second amended consolidated complaint, and on September 21, 2015, the defendants moved to dismiss.

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

Currencies-Related Litigation. GS&Co. and Group Inc. are among the defendants named in several putative antitrust class actions relating to trading in the foreign exchange markets, filed beginning in December 2013 in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On February 13, 2014, the cases were consolidated into one action, and a consolidated amended complaint was filed on March 31, 2014. On January 28, 2015, the court denied defendants’ motion to dismiss the consolidated action. On July 16, 2015, the plaintiffs filed a second consolidated amended complaint, which, among other things, added the claims in the actions discussed in the paragraph immediately below.

Beginning in February 2015, GS&Co. and Group Inc. were named as defendants in separate putative class actions filed in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate foreign exchange benchmark rates, which caused artificial foreign exchange futures prices. Plaintiffs seek declaratory and injunctive relief and treble damages in an unspecified amount. On August 13, 2015, the court consolidated these actions with the antitrust class actions discussed above. On October 1, 2015, GS&Co. and Group Inc. entered into a definitive settlement agreement with the plaintiffs in the consolidated action, subject to court approval. The firm has reserved the full amount of the proposed settlement.

94	Goldman Sachs September 2015 Form 10-Q

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

Group Inc., GS&Co. and Goldman Sachs Canada Inc. are among the defendants named in putative class actions related to trading in foreign exchange markets, filed beginning in September 2015 in the Superior Court of Justice in Ontario, Canada and the Superior Court of Quebec, Canada, on behalf of direct and indirect purchasers of foreign exchange instruments traded in Canada. The complaints generally allege a conspiracy to manipulate the foreign currency exchange markets and assert claims under Canada’s Competition Act and common law. The Ontario and Quebec complaints seek, among other things, compensatory damages in the amounts of 1 billion Canadian dollars and 100 million Canadian dollars, respectively, as well as restitution and 50 million Canadian dollars in punitive, exemplary and aggravated damages.

Compensation-Related Litigation. On June 9, 2015, Group Inc. and certain of its current and former directors were named as defendants in a purported shareholder derivative action in the Court of Chancery of the State of Delaware. The derivative complaint alleges that excessive compensation has been paid to such directors since 2012. The derivative complaint includes allegations of breach of fiduciary duty and unjust enrichment and seeks, among other things, unspecified monetary damages, disgorgement of director compensation and reform of the firm’s stock incentive plan. On September 30, 2015, the defendants moved to dismiss.

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

•

The offering, auction, sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, including compliance with the SEC’s short sale rule, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system, futures trading, options trading, when-issued trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates and the ISDAFIX benchmark rates;

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

Goldman Sachs is cooperating with all such regulatory investigations and reviews.

Goldman Sachs September 2015 Form 10-Q	95

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2015, the related condensed consolidated statements of earnings for the three and nine months ended September 30, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2015, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

November 2, 2015

96	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of consolidated average balances and interest rates. Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

	Three Months Ended September
	2015			2014
$ in millions	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
U.S.	$ 55,733	$ 29	0.21%	$ 54,655	$ 38	0.28%

Non-U.S.	5,190	6	0.46%	6,130	6	0.39%
Total deposits with banks	60,923	35	0.23%	60,785	44	0.29%
U.S.	176,744	(57)	(0.13)%	186,762	(135)	(0.29)%

Non-U.S.	114,570	72	0.25%	98,908	93	0.37%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	291,314	15	0.02%	285,670	(42)	(0.06)%
U.S.	146,873	1,024	2.77%	164,883	1,216	2.93%

Non-U.S.	94,298	434	1.83%	100,306	574	2.27%
Total financial instruments owned, at fair value [1]	241,171	1,458	2.40%	265,189	1,790	2.68%
U.S.	37,743	289	3.04%	23,241	176	3.01%

Non-U.S.	2,740	25	3.62%	977	15	5.91%
Total loans receivable	40,483	314	3.08%	24,218	191	3.13%
U.S.	85,229	200	0.93%	79,111	198	0.99%

Non-U.S.	48,948	97	0.79%	53,568	116	0.86%
Total other interest-earning assets [2]	134,177	297	0.88%	132,679	314	0.94%
Total interest-earning assets	768,068	2,119	1.09%	768,541	2,297	1.19%
Cash and due from banks	6,759			5,332

Other non-interest-earning assets [1]	99,298			90,786
Total assets	$874,125			$864,659
Liabilities
U.S.	$ 73,952	$ 92	0.49%	$ 63,592	$ 73	0.46%

Non-U.S.	14,552	14	0.38%	9,969	14	0.56%
Total interest-bearing deposits	88,504	106	0.48%	73,561	87	0.47%
U.S.	59,012	55	0.37%	66,713	50	0.30%

Non-U.S.	29,574	33	0.44%	42,869	41	0.38%
Total securities loaned and securities sold under agreements to repurchase	88,586	88	0.39%	109,582	91	0.33%
U.S.	39,242	172	1.74%	38,669	168	1.72%

Non-U.S.	35,020	172	1.95%	38,251	206	2.14%
Total financial instruments sold, but not yet purchased, at fair value [1]	74,262	344	1.84%	76,920	374	1.93%
U.S.	41,970	63	0.60%	49,369	111	0.89%

Non-U.S.	13,636	4	0.12%	18,154	10	0.22%
Total short-term borrowings [3]	55,606	67	0.48%	67,523	121	0.71%
U.S.	175,265	915	2.07%	164,660	825	1.99%

Non-U.S.	9,458	20	0.84%	7,876	22	1.11%
Total long-term borrowings [3]	184,723	935	2.01%	172,536	847	1.95%
U.S.	153,192	(339)	(0.88)%	150,832	(339)	(0.89)%

Non-U.S.	62,458	76	0.48%	61,018	67	0.44%
Total other interest-bearing liabilities [4]	215,650	(263)	(0.48)%	211,850	(272)	(0.51)%
Total interest-bearing liabilities	707,331	1,277	0.72%	711,972	1,248	0.70%
Non-interest-bearing deposits	2,237			880

Other non-interest-bearing liabilities [1]	77,048			70,205
Total liabilities	786,616			783,057

Shareholders’ equity
Preferred stock	11,200			9,200

Common stock	76,309			72,402
Total shareholders’ equity	87,509			81,602
Total liabilities and shareholders’ equity	$874,125			$864,659
Interest rate spread			0.37%			0.49%

U.S.		$ 527	0.42%		$ 605	0.47%

Non-U.S.		315	0.47%		444	0.68%
Net interest income and net yield on interest-earning assets		842	0.43%		1,049	0.54%
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			34.60%			33.82%

Liabilities			23.28%			25.02%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

3.	Interest rates include the effects of interest rate swaps accounted for as hedges.

4.	Substantially all consists of certain payables to customers and counterparties.

Goldman Sachs September 2015 Form 10-Q	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Nine Months Ended September
	2015			2014
$ in millions	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
U.S.	$ 56,169	$ 99	0.24%	$ 53,718	$ 122	0.30%

Non-U.S.	4,462	15	0.45%	6,617	21	0.42%
Total deposits with banks	60,631	114	0.25%	60,335	143	0.32%
U.S.	176,838	(298)	(0.23)%	196,568	(375)	(0.26)%

Non-U.S.	111,380	312	0.37%	112,105	370	0.44%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	288,218	14	0.01%	308,673	(5)	0.00%
U.S.	152,329	3,026	2.66%	171,714	3,885	3.02%

Non-U.S.	97,631	1,380	1.89%	101,754	1,918	2.52%
Total financial instruments owned, at fair value [1]	249,960	4,406	2.36%	273,468	5,803	2.84%
U.S.	32,754	779	3.18%	19,713	444	3.01%

Non-U.S.	2,071	61	3.94%	947	43	6.04%
Total loans receivable	34,825	840	3.22%	20,660	487	3.15%
U.S.	73,639	566	1.03%	87,000	620	0.95%

Non-U.S.	58,186	364	0.84%	54,308	422	1.04%
Total other interest-earning assets [2]	131,825	930	0.94%	141,308	1,042	0.99%
Total interest-earning assets	765,459	6,304	1.10%	804,444	7,470	1.24%
Cash and due from banks	6,240			5,012

Other non-interest-earning assets [1]	101,027			91,892
Total assets	$872,726			$901,348
Liabilities
U.S.	$ 72,013	$ 253	0.47%	$ 61,372	$ 214	0.47%

Non-U.S.	13,635	36	0.35%	9,842	40	0.54%
Total interest-bearing deposits	85,648	289	0.45%	71,214	254	0.48%
U.S.	59,339	156	0.35%	84,915	153	0.24%

Non-U.S.	31,197	80	0.34%	58,130	197	0.45%
Total securities loaned and securities sold under agreements to repurchase	90,536	236	0.35%	143,045	350	0.33%
U.S.	35,729	475	1.78%	40,637	631	2.08%

Non-U.S.	37,220	526	1.89%	43,795	722	2.20%
Total financial instruments sold, but not yet purchased, at fair value [1]	72,949	1,001	1.83%	84,432	1,353	2.14%
U.S.	42,525	301	0.95%	46,016	294	0.85%

Non-U.S.	14,526	17	0.16%	19,556	26	0.18%
Total short-term borrowings [3]	57,051	318	0.75%	65,572	320	0.65%
U.S.	169,902	2,737	2.15%	163,847	2,588	2.11%

Non-U.S.	8,786	106	1.61%	6,805	87	1.71%
Total long-term borrowings [3]	178,688	2,843	2.13%	170,652	2,675	2.10%
U.S.	155,721	(1,053)	(0.90)%	152,717	(869)	(0.76)%

Non-U.S.	62,993	306	0.65%	62,727	301	0.64%
Total other interest-bearing liabilities [4]	218,714	(747)	(0.46)%	215,444	(568)	(0.35)%
Total interest-bearing liabilities	703,586	3,940	0.75%	750,359	4,384	0.78%
Non-interest-bearing deposits	1,821			772

Other non-interest-bearing liabilities [1]	81,214			69,817
Total liabilities	786,621			820,948

Shareholders’ equity
Preferred stock	10,400			8,400

Common stock	75,705			72,000
Total shareholders’ equity	86,105			80,400
Total liabilities and shareholders’ equity	$872,726			$901,348
Interest rate spread			0.35%			0.46%

U.S.		$ 1,303	0.35%		$1,685	0.43%

Non-U.S.		1,061	0.52%		1,401	0.68%
Net interest income and net yield on interest-earning assets		2,364	0.41%		3,086	0.51%
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			35.76%			34.28%

Liabilities			23.93%			26.77%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

3.	Interest rates include the effects of interest rate swaps accounted for as hedges.

4.	Substantially all consists of certain payables to customers and counterparties.

98	Goldman Sachs September 2015 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goldman Sachs September 2015 Form 10-Q	99

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

References to “the September 2015 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015. All references to “the condensed consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of the September 2015 Form 10-Q. All references to September 2015, June 2015 and September 2014 refer to our periods ended, or the dates, as the context requires, September 30, 2015, June 30, 2015 and September 30, 2014, respectively. All references to December 2014 refer to the date December 31, 2014. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended September 2015 versus September 2014. The firm generated net earnings of $1.43 billion and diluted earnings per common share of $2.90 for the third quarter of 2015, a decrease of 36% and 37%, respectively, compared with $2.24 billion and $4.57 per share for the third quarter of 2014. Annualized return on average common shareholders’ equity (ROE) was 7.0% for the third quarter of 2015, compared with 11.8% for the third quarter of 2014.

Book value per common share was $171.45 and tangible book value per common share 1 was $162.11 as of September 2015, both 1% higher compared with the end of the second quarter of 2015 and 5% higher compared with the end of 2014.

Net revenues were $6.86 billion for the third quarter of 2015, 18% lower than the third quarter of 2014, reflecting significantly lower net revenues in Investing & Lending, lower net revenues in Institutional Client Services and slightly lower net revenues in Investment Management. These decreases were partially offset by higher net revenues in Investment Banking.

Operating expenses were $4.82 billion for the third quarter of 2015, 5% lower than the third quarter of 2014, due to lower compensation and benefits expenses, partially offset by higher non-compensation expenses, reflecting higher net provisions for litigation and regulatory proceedings.

We continued to maintain strong capital ratios and liquidity. As of September 2015, our Common Equity Tier 1 ratio 2 as computed in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 12.4% and 12.7%, respectively. In addition, our global core liquid assets 3 were $193 billion as of September 2015.

1.

Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. See “Balance Sheet and Funding Sources – Balance Sheet Analysis and Metrics” below for further information about our calculation of tangible book value per common share.

2.	See Note 20 to the condensed consolidated financial statements for further information about our capital ratios.

3.	See “Risk Management and Risk Factors — Liquidity Risk Management” below for further information about our global core liquid assets.

100	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2015 versus September 2014. The firm generated net earnings of $5.32 billion and diluted earnings per common share of $10.84 for the first nine months of 2015, a decrease of 16% and 15%, respectively, compared with $6.31 billion and $12.69 per share for the first nine months of 2014. Annualized ROE was 8.8% for the first nine months of 2015, compared with 11.2% for the first nine months of 2014.

Net revenues were $26.55 billion for the first nine months of 2015, essentially unchanged compared with the first nine months of 2014, as significantly lower net revenues in Investing & Lending were offset by higher net revenues in Investment Banking and slightly higher net revenues in both Institutional Client Services and Investment Management.

Operating expenses were $18.84 billion for the first nine months of 2015, 6% higher than the first nine months of 2014, due to higher non-compensation expenses, primarily reflecting significantly higher net provisions for mortgage-related litigation and regulatory matters. Compensation and benefits expenses were essentially unchanged compared with the same prior year period.

Business Environment

Global

During the third quarter of 2015, global economic conditions appeared to be mixed compared with the previous quarter, as real gross domestic product (GDP) growth in the United States, China and United Kingdom slowed, while growth in the Euro area and Japan appeared to improve. Concerns about China’s growth outlook heightened during the quarter alongside significant declines in global equity indices, a decrease in commodity prices from already low levels and generally lower long-term government bond yields. In addition, the U.S. Federal Reserve kept its interest rate policy unchanged despite some expectations of a rate hike during the third quarter. In investment banking, industry-wide underwriting activity significantly declined in both equity and debt underwriting compared with the second quarter of 2015, while industry-wide mergers and acquisitions activity remained strong.

United States

In the United States, real GDP growth declined compared with the second quarter of 2015, reflecting lower inventory investment, although personal consumption grew at a solid rate. Measures of consumer confidence were mixed, and home sales and housing starts increased slightly. The unemployment rate declined slightly during the quarter and measures of inflation remained low. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25%, with policymakers projecting the possibility of a rate hike later this year. The 10-year U.S. Treasury note yield ended the quarter at 2.06%, 29 basis points lower compared with the end of the second quarter of 2015. In equity markets, the Dow Jones Industrial Average declined by 8%, and the NASDAQ Composite Index and S&P 500 Index both declined by 7% compared with the end of the previous quarter.

Goldman Sachs September 2015 Form 10-Q	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Europe

In the Euro area, real GDP growth appeared to increase during the quarter, reflecting an improvement in fixed investment. Measures of inflation remained low as the European Central Bank (ECB) continued its asset purchase program. The ECB also maintained its main refinancing operations rate at 0.05% and the deposit rate at (0.20)%. Measures of unemployment remained high and the Euro was essentially unchanged against the U.S. dollar compared with the end of the second quarter of 2015. In the United Kingdom, real GDP growth decreased compared with the previous quarter. The Bank of England maintained its official bank rate at 0.50%, and the British pound depreciated by 4% against the U.S. dollar. Long-term government bond yields generally decreased in both core and periphery economies. In equity markets, the DAX Index and Euro Stoxx 50 Index declined by 12% and 9%, respectively, and the CAC 40 Index and FTSE 100 Index both declined by 7% compared with the end of the second quarter of 2015.

Asia

In Japan, real GDP appeared to increase in the third quarter compared with a contraction in the second quarter of 2015. This improvement reflected positive growth in consumer expenditure after negative growth last quarter. Inflation was significantly below the Bank of Japan’s (BOJ) 2% inflation target, and the BOJ continued its program of monetary easing. The yield on 10-year Japanese government bonds declined slightly, the U.S. dollar depreciated by 2% against the Japanese yen, and the Nikkei 225 Index decreased by 14% compared with the end of the second quarter of 2015. In China, real GDP growth declined slightly during the quarter. The People’s Bank of China announced a cut in the reserve requirement ratio and took policy actions that led to a depreciation of the Chinese yuan. In equity markets, the Shanghai Composite Index and Hang Seng Index declined by 29% and 21%, respectively, during the quarter. In India, economic growth appeared to improve compared with the previous quarter. The U.S. dollar appreciated by 3% against the Indian rupee, and the BSE Sensex Index decreased by 6% compared with the end of the second quarter of 2015.

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

102	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of September 2015, June 2015 and December 2014, level 3 financial assets represented 3.1%, 3.8% and 4.2%, respectively, of our total assets. See Notes 5 through 8 to the condensed consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

•	Collateral Analyses. Margin calls on derivatives are analyzed to determine implied values which are used to corroborate our valuations.

•	Execution of Trades. Where appropriate, trading desks are instructed to execute trades in order to provide evidence of market-clearing levels.

•	Backtesting. Valuations are corroborated by comparison to values realized upon sales.

See Notes 5 through 8 to the condensed consolidated financial statements for further information about fair value measurements.

Goldman Sachs September 2015 Form 10-Q	103

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

See Note 13 to the condensed consolidated financial statements for further information about our goodwill.

104	Goldman Sachs September 2015 Form 10-Q

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

In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. See Note 24 to the condensed consolidated financial statements for further information about income taxes.

Goldman Sachs September 2015 Form 10-Q	105

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

Financial Overview

The table below presents an overview of our financial results.

$ in millions, except per share amounts	Three Months Ended September		Nine Months Ended September
	2015	2014	2015	2014
Net revenues	$6,861	$8,387	$26,547	$26,840

Pre-tax earnings	2,046	3,305	7,706	9,147

Net earnings	1,426	2,241	5,318	6,311

Net earnings applicable to common shareholders	1,330	2,143	4,994	6,045

Diluted earnings per common share	2.90	4.57	10.84	12.69

Annualized return on average common shareholders’ equity [1]	7.0%	11.8%	8.8%	11.2%

1.

Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Total shareholders’ equity	$ 87,509	$81,602	$ 86,105	$80,400

Preferred stock	(11,200)	(9,200)	(10,400)	(8,400)
Common shareholders’ equity	$ 76,309	$72,402	$ 75,705	$72,000

The table below presents selected financial ratios.

	Three Months Ended September		Nine Months Ended September
	2015	2014	2015	2014
Annualized net earnings to average assets	0.7%	1.0%	0.8%	0.9%

Annualized return on average total shareholders’ equity [1]	6.5%	11.0%	8.2%	10.5%

Average total shareholders’ equity to average assets	10.0%	9.4%	9.9%	8.9%

Dividend payout ratio [2]	22.4%	12.0%	17.5%	13.0%

1.	Annualized return on average total shareholders’ equity is computed by dividing annualized net earnings by average monthly total shareholders’ equity.

2.	Dividend payout ratio is computed by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

The table below presents our net revenues by line item on the condensed consolidated statements of earnings.

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Investment banking	$1,556	$1,464	$ 5,480	$ 5,024

Investment management	1,331	1,386	4,400	4,262

Commissions and fees	859	783	2,517	2,441

Market making	1,730	2,087	7,964	6,911

Other principal transactions	543	1,618	3,822	5,116
Total non-interest revenues	6,019	7,338	24,183	23,754
Interest income	2,119	2,297	6,304	7,470

Interest expense	1,277	1,248	3,940	4,384
Net interest income	842	1,049	2,364	3,086
Total net revenues	$6,861	$8,387	$26,547	$26,840

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

106	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended September 2015 versus September 2014

Net revenues on the condensed consolidated statements of earnings were $6.86 billion for the third quarter of 2015, 18% lower than the third quarter of 2014, due to significantly lower other principal transactions revenues and, to a lesser extent, lower market-making revenues and significantly lower net interest income. In addition, investment management revenues were slightly lower. These decreases were partially offset by higher investment banking revenues and commissions and fees compared with the third quarter of 2014.

During the third quarter of 2015, the operating environment for market-making activities was characterized by concerns related to macroeconomic developments, including the economic outlook in China and the United States, as well as uncertainty about the Federal Reserve’s interest rate policy. These developments, along with significantly lower global equity prices, widening high-yield credit spreads and declining commodity prices, contributed to lower levels of client activity and more challenging market-making conditions compared with the second quarter of 2015. The decline in global equity prices also impacted investment management activities, resulting in depreciation in the value of client assets, and other principal transactions, particularly investments in public equities. The operating environment for investment banking activities was characterized by a significant decline in industry-wide activity in both equity and debt underwriting compared with the second quarter of 2015. However, industry-wide mergers and acquisitions activity remained strong. If macroeconomic concerns continue over the long term, and market-making activity levels continue to decline, or investment banking activity levels or assets under supervision decline, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about material trends and uncertainties that may impact our results of operations.

Non-Interest Revenues. Investment banking revenues on the condensed consolidated statements of earnings were $1.56 billion for the third quarter of 2015, 6% higher than the third quarter of 2014, due to significantly higher revenues in financial advisory, reflecting a significant increase in industry-wide completed mergers and acquisitions. Revenues in underwriting were lower compared with the third quarter of 2014, due to significantly lower revenues in equity underwriting, reflecting a significant decrease in industry-wide activity. This decrease was partially offset by significantly higher revenues in debt underwriting, reflecting higher revenues from investment-grade and leveraged finance activity.

Investment management revenues on the condensed consolidated statement of earnings were $1.33 billion for the third quarter of 2015, 4% lower than the third quarter of 2014, due to lower incentive fees, partially offset by higher transaction revenues.

Commissions and fees on the condensed consolidated statements of earnings were $859 million for the third quarter of 2015, 10% higher than the third quarter of 2014, primarily due to higher commissions and fees in the United States, reflecting an increase in client activity, consistent with higher listed cash equity volumes in this region.

Market-making revenues on the condensed consolidated statements of earnings were $1.73 billion for the third quarter of 2015, 17% lower than the third quarter of 2014. Results for the third quarter of 2014 included a gain of $270 million related to the extinguishment of certain of our junior subordinated debt. Excluding this gain, the decrease in market-making revenues compared with the third quarter of 2014 reflected significantly lower revenues in mortgages and lower revenues in equity derivatives. These decreases were partially offset by significantly higher revenues in equity cash products, as well as higher revenues in both credit products and interest rate products. Revenues in currencies and commodities were both essentially unchanged.

Other principal transactions revenues on the condensed consolidated statements of earnings were $543 million for the third quarter of 2015, 66% lower than the third quarter of 2014, primarily due to a significant decrease in revenues from investments in equities, as revenues in public equities were negatively impacted by a significant decrease in global equity prices during the third quarter of 2015. In addition, revenues related to our consolidated investments were lower, primarily reflecting the sale of Metro International Trade Services (Metro) in the fourth quarter of 2014. Revenues in debt securities and loans were significantly lower compared with the third quarter of 2014, reflecting lower net gains from certain investments.

Goldman Sachs September 2015 Form 10-Q	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Interest Income. Net interest income on the condensed consolidated statements of earnings was $842 million for the third quarter of 2015, 20% lower than the third quarter of 2014, primarily due to lower interest income resulting from a reduction in total average financial instruments owned, at fair value, partially offset by an increase in total average loans receivable. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Nine Months Ended September 2015 versus September 2014

Net revenues on the condensed consolidated statements of earnings were $26.55 billion for the first nine months of 2015, essentially unchanged compared with the first nine months of 2014, as significantly lower other principal transactions revenues and net interest income were offset by higher market-making revenues and investment banking revenues, as well as slightly higher investment management revenues and commissions and fees.

During the first nine months of 2015, the operating environment for market-making activities was positively impacted by diverging central bank monetary policies in the United States and the Euro area in the first quarter, as increased volatility levels contributed to strong client activity levels in currencies, interest rate products and equity products, and market-making conditions improved. However, during the second and third quarters, a shift in the macroeconomic backdrop, along with concerns about the debt situation in Greece and the economy in China and the United States, as well as uncertainty about the Federal Reserve’s interest rate policy, negatively impacted client activity and market-making conditions. The operating environment for investment banking activities for the first nine months of 2015 was characterized by strong industry-wide mergers and acquisitions activity, while investment management reflected an environment of declines in equity and fixed income asset prices, resulting in depreciation in the value of client assets, particularly in the third quarter of 2015. Although other principal transactions for the first nine months of 2015 benefited from strong corporate performance and favorable company-specific events, a significant decrease in global equity prices during the third quarter reversed much of the net gains from our investments in public equities in the first half of the year. If macroeconomic concerns continue over the long term, and market-making activity levels, investment banking activity levels or assets under supervision decline, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about material trends and uncertainties that may impact our results of operations.

Non-Interest Revenues. Investment banking revenues on the condensed consolidated statements of earnings were $5.48 billion for the first nine months of 2015, 9% higher than the first nine months of 2014, due to significantly higher revenues in financial advisory, reflecting strong client activity, particularly in the United States. Industry-wide completed mergers and acquisitions increased significantly compared with the same prior year period. Revenues in underwriting were lower compared with a strong first nine months of 2014, primarily due to lower revenues in debt underwriting, reflecting significantly lower leveraged finance activity. In addition, revenues in equity underwriting were lower, reflecting significantly lower revenues from initial public offerings and convertible offerings, partially offset by significantly higher revenues from secondary offerings.

Investment management revenues on the condensed consolidated statement of earnings were $4.40 billion for the first nine months of 2015, 3% higher than the first nine months of 2014, primarily reflecting slightly higher management and other fees, due to higher average assets under supervision, and higher transaction revenues.

Commissions and fees on the condensed consolidated statements of earnings were $2.52 billion for the first nine months of 2015, 3% higher than the first nine months of 2014, due to an increase in commissions and fees from futures, reflecting an increase in client activity, consistent with higher global futures market volumes.

Market-making revenues on the condensed consolidated statements of earnings were $7.96 billion for the first nine months of 2015, 15% higher than the first nine months of 2014. Results for the first nine months of 2014 included a gain of $270 million related to the extinguishment of certain of our junior subordinated debt. Excluding this gain, the increase was due to significantly higher revenues in interest rate products, currencies, equity cash products and equity derivatives, partially offset by significantly lower revenues in mortgages, credit products and commodities.

Other principal transactions revenues on the condensed consolidated statements of earnings were $3.82 billion for the first nine months of 2015, 25% lower than the first nine months of 2014, due to lower revenues from investments in equities and significantly lower revenues from debt securities and loans. The decrease in revenues from investments in equities was due to a decrease in net gains from investments in private equities, driven by lower results from company-specific events, as well as significantly lower revenues related to our consolidated investments, primarily reflecting the sale of Metro in the fourth quarter of 2014. The decrease in revenues from debt securities and loans was primarily driven by lower net gains from certain investments.

108	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Interest Income. Net interest income on the condensed consolidated statements of earnings was $2.36 billion for the first nine months of 2015, 23% lower than the first nine months of 2014, primarily due to lower interest income resulting from a reduction in total average financial instruments owned, at fair value, partially offset by an increase in total average loans receivable. The decrease in interest income was partially offset by lower interest expense related to financial instruments sold, but not yet purchased, at fair value and other interest-bearing liabilities. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

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

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Compensation and benefits	$ 2,351	$ 2,801	$10,619	$10,736

Brokerage, clearing, exchange and distribution fees	665	624	1,950	1,832

Market development	123	129	409	408

Communications and technology	200	190	601	576

Depreciation and amortization	222	301	706	985

Occupancy	182	212	572	627

Professional fees	253	220	714	656

Other expenses	819	605	3,270	1,873
Total non-compensation expenses	2,464	2,281	8,222	6,957
Total operating expenses	$ 4,815	$ 5,082	$18,841	$17,693
Total staff at period-end	36,900	33,500

Three Months Ended September 2015 versus September 2014. Operating expenses were $4.82 billion for the third quarter of 2015, 5% lower than the third quarter of 2014. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $2.35 billion for the third quarter of 2015, 16% lower than the third quarter of 2014, reflecting a decrease in net revenues. Total staff increased 6% during the third quarter of 2015, primarily reflecting the timing of campus hires.

Non-compensation expenses on the condensed consolidated statements of earnings were $2.46 billion for the third quarter of 2015, 8% higher than the third quarter of 2014, reflecting an increase in other expenses, due to higher net provisions for litigation and regulatory proceedings, and an increase in brokerage, clearing, exchange and distributions fees, reflecting higher transaction volumes in Equities. These increases were partially offset by lower depreciation and amortization expenses, primarily due to impairment charges during the third quarter of 2014. Net provisions for litigation and regulatory proceedings for the third quarter of 2015 were $416 million compared with $194 million for the third quarter of 2014. The third quarter of 2015 also included a $25 million charitable contribution to Goldman Sachs Gives, our donor-advised fund.

Nine Months Ended September 2015 versus September 2014. Operating expenses on the condensed consolidated statements of earnings were $18.84 billion for the first nine months of 2015, 6% higher than the first nine months of 2014. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $10.62 billion for the first nine months of 2015, essentially unchanged compared with the first nine months of 2014. The ratio of compensation and benefits to net revenues for the first nine months of 2015 was 40.0%, compared with 42.0% for the first half of 2015 and 40.0% for the first nine months of 2014. Total staff increased 9% during the first nine months of 2015, primarily due to activity levels in certain businesses and our continued investment in regulatory compliance.

Goldman Sachs September 2015 Form 10-Q	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Non-compensation expenses on the condensed consolidated statements of earnings were $8.22 billion for the first nine months of 2015, 18% higher than the first nine months of 2014, primarily due to significantly higher net provisions for mortgage-related litigation and regulatory matters, which are included in other expenses, and, to a lesser extent, higher brokerage, clearing, exchange and distribution fees. These increases were partially offset by significantly lower depreciation and amortization expenses, primarily reflecting lower impairment charges related to consolidated investments. The first nine months of 2015 included net provisions for litigation and regulatory proceedings of $2.06 billion compared with $593 million during the first nine months of 2014.

Provision for Taxes

The effective income tax rate for the first nine months of 2015 was 31.0%, essentially unchanged from 31.2% for the first half of 2015 and down slightly from the full year tax rate of 31.4% for 2014.

The rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired effective December 31, 2014. This change did not have a material impact on our effective tax rate for the nine months ended September 2015, and we do not expect it will have a material impact on our effective tax rate for the remainder of 2015. This change may have a material impact on our effective tax rate for 2016 if the expired provisions are not re-enacted.

New York State enacted executive budget legislation for the 2015-2016 fiscal year which makes changes to the income taxation of corporations doing business in New York City. This change did not have a material impact on our effective tax rate for the nine months ended September 2015, and we do not expect this legislation will have a material impact on our effective tax rate for the remainder of 2015 or 2016.

In July 2015, the United Kingdom government announced a budget proposal which contained several changes that will impact our subsidiaries operating in the U.K., including: (i) an 8 percentage point surcharge on banking profits effective in 2016, (ii) a 1 percentage point reduction in corporate income tax rates effective in 2017, (iii) a further 1 percentage point reduction in corporate tax rates effective in 2020, and (iv) a phased-in reduction from 2016 through 2021 in the U.K. Bank Levy rate (for which the related expense is included in our non-compensation expenses). Upon enactment of the U.K. budget, which is anticipated in the fourth quarter of 2015, we expect to recognize a benefit related to the revaluation of deferred income tax assets. Beginning in 2016, the new legislation will increase our effective income tax rate and the impact will depend on the level and mix of our earnings.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Investment Banking
Net revenues	$1,556	$1,464	$ 5,480	$ 5,024

Operating expenses	788	805	3,049	2,927
Pre-tax earnings	$ 768	$ 659	$ 2,431	$ 2,097
Institutional Client Services
Net revenues	$3,213	$3,772	$12,273	$12,048

Operating expenses	2,522	2,585	10,101	8,724
Pre-tax earnings	$ 691	$1,187	$ 2,172	$ 3,324
Investing & Lending
Net revenues	$ 670	$1,692	$ 4,140	$ 5,293

Operating expenses	358	591	1,948	2,482
Pre-tax earnings	$ 312	$1,101	$ 2,192	$ 2,811
Investment Management
Net revenues	$1,422	$1,459	$ 4,654	$ 4,475

Operating expenses	1,122	1,101	3,718	3,560
Pre-tax earnings	$ 300	$ 358	$ 936	$ 915
Total net revenues	$6,861	$8,387	$26,547	$26,840

Total operating expenses [1]	4,815	5,082	18,841	17,693
Total pre-tax earnings	$2,046	$3,305	$ 7,706	$ 9,147

1.

Includes charitable contributions that have not been allocated to our segments of $25 million for the three and nine months ended September 2015. Operating expenses related to real estate-related exit costs, previously not allocated to our segments, have now been allocated. This allocation reflects the change in the manner in which management views the performance of our segments. Reclassifications have been made to previously reported segment amounts to conform to the current presentation.

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

110	Goldman Sachs September 2015 Form 10-Q

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Financial Advisory	$ 809	$ 594	$2,591	$1,782
Equity underwriting	190	426	1,318	1,408

Debt underwriting	557	444	1,571	1,834
Total Underwriting	747	870	2,889	3,242
Total net revenues	1,556	1,464	5,480	5,024

Operating expenses	788	805	3,049	2,927
Pre-tax earnings	$ 768	$ 659	$2,431	$2,097

The table below presents our financial advisory and underwriting transaction volumes. 1

	Three Months Ended September		Nine Months Ended September
$ in billions	2015	2014	2015	2014
Announced mergers and acquisitions	$ 294	$ 171	$1,000	$ 672

Completed mergers and acquisitions	330	147	901	485

Equity and equity-related offerings [2]	11	17	59	62

Debt offerings [3]	56	54	199	219

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

Three Months Ended September 2015 versus September 2014. Net revenues in Investment Banking were $1.56 billion for the third quarter of 2015, 6% higher than the third quarter of 2014.

Net revenues in Financial Advisory were $809 million, 36% higher than the third quarter of 2014, reflecting a significant increase in industry-wide completed mergers and acquisitions. Net revenues in Underwriting were $747 million, 14% lower than the third quarter of 2014, due to significantly lower net revenues in equity underwriting, reflecting a significant decrease in industry-wide activity. This decrease was partially offset by significantly higher net revenues in debt underwriting, reflecting higher net revenues from investment-grade and leveraged finance activity.

During the third quarter of 2015, Investment Banking operated in an environment characterized by a significant decline in industry-wide activity in both equity and debt underwriting compared with the second quarter of 2015. However, industry-wide mergers and acquisitions activity remained strong. In the future, if market conditions become less favorable and client activity levels in underwriting continue to decline, or client activity levels in mergers and acquisitions decline, net revenues in Investment Banking would likely be negatively impacted.

During the third quarter of 2015, our investment banking transaction backlog increased due to an increase in estimated net revenues from both potential underwriting transactions and potential advisory transactions. Estimated net revenues from potential equity underwriting transactions were higher compared with the end of the second quarter of 2015, principally related to initial public offerings and private placements, while estimated net revenues from potential debt underwriting transactions were higher, principally related to leveraged finance transactions.

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

Goldman Sachs September 2015 Form 10-Q	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating expenses were $788 million for the third quarter of 2015, 2% lower than the third quarter of 2014. Pre-tax earnings were $768 million in the third quarter of 2015, 17% higher than the third quarter of 2014.

Nine Months Ended September 2015 versus September 2014. Net revenues in Investment Banking were $5.48 billion for the first nine months of 2015, 9% higher than the first nine months of 2014.

Net revenues in Financial Advisory were $2.59 billion, 45% higher than the first nine months of 2014, reflecting strong client activity, particularly in the United States. Industry-wide completed mergers and acquisitions increased significantly compared with the same prior year period. Net revenues in Underwriting were $2.89 billion, 11% lower than a strong first nine months of 2014, primarily due to lower net revenues in debt underwriting, reflecting significantly lower leveraged finance activity. In addition, net revenues in equity underwriting were lower, reflecting significantly lower net revenues from initial public offerings and convertible offerings, partially offset by significantly higher net revenues from secondary offerings.

During the first nine months of 2015, Investment Banking operated in an environment characterized by strong industry-wide mergers and acquisitions activity. Industry-wide activity in both debt and equity underwriting declined compared with the first nine months of 2014. In the future, if market conditions become less favorable and client activity levels in mergers and acquisitions decline, or client activity levels in underwriting continue to decline, net revenues in Investment Banking would likely be negatively impacted.

During the first nine months of 2015, our investment banking transaction backlog increased due to an increase in estimated net revenues from potential underwriting transactions. Estimated net revenues from potential debt underwriting transactions were significantly higher compared with the end of 2014, principally related to leveraged finance transactions, while estimated net revenues from potential equity underwriting transactions were higher, principally related to initial public offerings and private placements. These increases were partially offset by a decrease in estimated net revenues from potential advisory transactions. However, the backlog for advisory remained at a high level.

Operating expenses were $3.05 billion for the first nine months of 2015, 4% higher than the first nine months of 2014, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $2.43 billion in the first nine months of 2015, 16% higher than the first nine months of 2014.

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

112	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Fixed Income, Currency and Commodities Client Execution	$1,461	$2,170	$ 6,199	$ 7,243
Equities client execution	555	429	2,466	1,328

Commissions and fees	818	745	2,393	2,324

Securities services	379	428	1,215	1,153
Total Equities	1,752	1,602	6,074	4,805
Total net revenues	3,213	3,772	12,273	12,048

Operating expenses	2,522	2,585	10,101	8,724
Pre-tax earnings	$ 691	$1,187	$ 2,172	$ 3,324

Three Months Ended September 2015 versus September 2014. Net revenues in Institutional Client Services were $3.21 billion for the third quarter of 2015, 15% lower than the third quarter of 2014. Results for the third quarter of 2014 included a gain of $270 million related to the extinguishment of certain of our junior subordinated debt, of which $157 million was included in Fixed Income, Currency and Commodities Client Execution and $113 million in Equities ($28 million and $85 million included in equities client execution and securities services, respectively).

Net revenues in Fixed Income, Currency and Commodities Client Execution were $1.46 billion for the third quarter of 2015, 33% lower than the third quarter of 2014. Excluding the gain related to the extinguishment of debt, net revenues in Fixed Income, Currency and Commodities Client Execution were 27% lower than the third quarter of 2014, due to significantly lower net revenues in mortgages and, to a lesser extent, currencies and interest rate products. In addition, net revenues in commodities were lower. These results reflected challenging market-making conditions during the third quarter of 2015. These decreases were partially offset by higher net revenues in credit products, although client activity remained low.

Net revenues in Equities were $1.75 billion for the third quarter of 2015, 9% higher than the third quarter of 2014. Excluding the gain related to the extinguishment of debt, net revenues in Equities were 18% higher than the third quarter of 2014, primarily due to significantly higher net revenues in equities client execution, reflecting significantly higher net revenues in cash products, partially offset by lower net revenues in derivatives. In addition, commissions and fees were higher, primarily due to higher commissions and fees in the United States, reflecting an increase in client activity, consistent with higher listed cash equity volumes in this region. Excluding the gain related to the extinguishment of debt, securities services net revenues were higher, reflecting the impact of higher average customer balances.

The firm elects the fair value option for certain unsecured borrowings. The fair value net gain attributable to the impact of changes in our credit spreads on these borrowings was $182 million ($147 million and $35 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2015, compared with a net gain of $66 million ($37 million and $29 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the third quarter of 2014.

During the third quarter of 2015, Institutional Client Services operated in an environment characterized by concerns related to macroeconomic developments, including the economic outlook in China and the United States, as well as uncertainty about the Federal Reserve’s interest rate policy. These developments, along with significantly lower global equity prices, widening high-yield credit spreads and declining commodity prices, contributed to lower levels of client activity and more challenging market-making conditions compared with the second quarter of 2015. If macroeconomic concerns continue over the long term and activity levels continue to decline, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $2.52 billion for the third quarter of 2015, 2% lower than the third quarter of 2014, due to decreased compensation and benefits expenses, reflecting lower net revenues, partially offset by increased net provisions for litigation and regulatory proceedings. Pre-tax earnings were $691 million in the third quarter of 2015, 42% lower than the third quarter of 2014.

Goldman Sachs September 2015 Form 10-Q	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2015 versus September 2014. Net revenues in Institutional Client Services were $12.27 billion for the first nine months of 2015, 2% higher than the first nine months of 2014. Results for the first nine months of 2014 included a gain of $270 million related to the extinguishment of certain of our junior subordinated debt, of which $157 million was included in Fixed Income, Currency and Commodities Client Execution and $113 million in Equities ($28 million and $85 million included in equities client execution and securities services, respectively).

Net revenues in Fixed Income, Currency and Commodities Client Execution were $6.20 billion, 14% lower than the first nine months of 2014. Excluding the gain related to the extinguishment of debt, net revenues in Fixed Income, Currency and Commodities Client Execution were 13% lower than the first nine months of 2014, due to significantly lower net revenues in credit products, mortgages and commodities. The decreases in credit products and mortgages reflected challenging market-making conditions and generally low levels of activity during the first nine months of 2015. The decline in commodities primarily reflected less favorable market-making conditions compared with the first nine months of 2014, which included a strong first quarter of 2014. These decreases were partially offset by significantly higher net revenues in interest rate products and currencies compared with the first nine months of 2014, reflecting higher volatility levels which contributed to higher client activity levels, particularly during the first quarter of 2015.

Net revenues in Equities were $6.07 billion for the first nine months of 2015, 26% higher than the first nine months of 2014. Excluding the gain related to the extinguishment of debt, net revenues in Equities were 29% higher than the first nine months of 2014, primarily due to significantly higher net revenues in equities client execution, reflecting significantly higher results in both derivatives and cash products, and higher net revenues in securities services, reflecting the impact of higher average customer balances. Commissions and fees were slightly higher compared with the first nine months of 2014, due to an increase in commissions and fees from futures, reflecting an increase in client activity, consistent with higher global futures market volumes.

The firm elects the fair value option for certain unsecured borrowings. The fair value net gain attributable to the impact of changes in our credit spreads on these borrowings was $323 million ($268 million and $55 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2015, compared with a net gain of $62 million ($53 million and $9 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first nine months of 2014.

During the first nine months of 2015, the operating environment for Institutional Client Services was positively impacted by diverging central bank monetary policies in the United States and the Euro area in the first quarter, as increased volatility levels contributed to strong client activity levels in currencies, interest rate products and equity products, and market-making conditions improved. However, during the second and third quarters, a shift in the macroeconomic backdrop, along with concerns about the debt situation in Greece and the economy in China and the United States, as well as uncertainty about the Federal Reserve’s interest rate policy, negatively impacted client activity and market-making conditions. If macroeconomic concerns continue over the long term and activity levels continue to decline, net revenues in Fixed Income, Currency and Commodities Client Execution and Equities would likely continue to be negatively impacted.

Operating expenses were $10.10 billion for the first nine months of 2015, 16% higher than the first nine months of 2014, primarily due to significantly higher net provisions for mortgage-related litigation and regulatory matters. Pre-tax earnings were $2.17 billion in the first nine months of 2015, 35% lower than the first nine months of 2014.

114	Goldman Sachs September 2015 Form 10-Q

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Equity securities	$370	$1,058	$2,784	$3,412

Debt securities and loans	300	634	1,356	1,881
Total net revenues [1]	670	1,692	4,140	5,293

Operating expenses	358	591	1,948	2,482
Pre-tax earnings	$312	$1,101	$2,192	$2,811

1.

Net revenues related to our consolidated investments, previously reported in other net revenues within Investing & Lending, are now reported in equity securities and debt securities and loans, as results from these activities ($99 million and $265 million for the three and nine months ended September 2015, respectively) are no longer significant due to the sale of Metro in the fourth quarter of 2014. Reclassifications have been made to previously reported amounts to conform to the current presentation.

Three Months Ended September 2015 versus September 2014. Net revenues in Investing & Lending were $670 million for the third quarter of 2015, 60% lower than the third quarter of 2014, primarily due to a significant decrease in net revenues from investments in equities, as net revenues in public equities were negatively impacted by a significant decrease in global equity prices during the third quarter of 2015. In addition, net revenues related to our consolidated investments were lower, primarily reflecting the sale of Metro in the fourth quarter of 2014. Net revenues in debt securities and loans were significantly lower compared with the third quarter of 2014, reflecting lower net gains from certain investments.

During the third quarter of 2015, net revenues in Investing & Lending generally reflected lower results from our investments in public equities, resulting from a significant decrease in global equity prices. However, net revenues were positive overall due to the impact of favorable company-specific events on our investments in private equities. Concern about the outlook for the global economy continues to be a meaningful consideration for the global marketplace. If equity markets continue to decline or credit spreads widen further, net revenues in Investing & Lending would likely continue to be negatively impacted.

Operating expenses were $358 million for the third quarter of 2015, 39% lower than the third quarter of 2014, due to decreased compensation and benefits expenses, reflecting lower net revenues, and lower operating expenses related to consolidated investments. Pre-tax earnings were $312 million in the third quarter of 2015, 72% lower than the third quarter of 2014.

Nine Months Ended September 2015 versus September 2014. Net revenues in Investing & Lending were $4.14 billion for the first nine months of 2015, 22% lower than the first nine months of 2014, due to lower net revenues from investments in equities and significantly lower net revenues from debt securities and loans. The decrease in net revenues from investments in equities was due to a decrease in net gains from investments in private equities, driven by lower results from company-specific events, as well as significantly lower net revenues related to our consolidated investments, primarily reflecting the sale of Metro in the fourth quarter of 2014. The decrease in net revenues from debt securities and loans was primarily driven by lower net gains from certain investments.

Although net revenues in Investing & Lending for the first nine months of 2015 benefited from strong corporate performance and favorable company-specific events, a significant decrease in global equity prices during the third quarter reversed much of the net gains from our investments in public equities in the first half of the year. Concern about the outlook for the global economy continues to be a meaningful consideration for the global marketplace. If equity markets continue to decline or credit spreads widen further, net revenues in Investing & Lending would likely continue to be negatively impacted.

Operating expenses were $1.95 billion for the first nine months of 2015, 22% lower than the first nine months of 2014, primarily due to lower impairment charges and lower operating expenses related to consolidated investments. In addition, compensation and benefits expenses were lower, reflecting lower net revenues. Pre-tax earnings were $2.19 billion in the first nine months of 2015, 22% lower than the first nine months of 2014.

Goldman Sachs September 2015 Form 10-Q	115

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 39 basis points and 40 basis points for the three months ended September 2015 and September 2014, respectively, and 39 basis points and 40 basis points for the nine months ended September 2015 and September 2014, respectively.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2015	2014	2015	2014
Management and other fees	$1,212	$1,214	$3,651	$3,569

Incentive fees	73	133	590	576

Transaction revenues	137	112	413	330
Total net revenues	1,422	1,459	4,654	4,475

Operating expenses	1,122	1,101	3,718	3,560
Pre-tax earnings	$ 300	$ 358	$ 936	$ 915

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel.

	As of
	September		December
$ in billions	2015	2014	2014	2013
Assets under management	$1,019	$1,008	$1,027	$ 919

Other client assets	169	142	151	123
Total AUS	$1,188	$1,150	$1,178	$1,042
Asset Class
Alternative investments [1]	$ 146	$ 146	$ 143	$ 142

Equity	237	232	236	208

Fixed income	547	517	516	446
Long-term AUS	930	895	895	796

Liquidity products	258	255	283	246
Total AUS	$1,188	$1,150	$1,178	$1,042
Distribution Channel
Directly distributed:
Institutional	$ 462	$ 411	$ 412	$ 363

High-net-worth individuals	360	358	363	330

Third-party distributed:
Institutional, high-net-worth individuals and retail	366	381	403	349
Total AUS	$1,188	$1,150	$1,178	$1,042

1.	Primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents our average monthly assets under supervision by asset class.

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in billions	2015	2014	2015	2014
Alternative investments	$ 146	$ 146	$ 144	$ 145

Equity	244	232	244	221

Fixed income	530	516	524	494
Long-term AUS	920	894	912	860

Liquidity products	267	248	268	242
Total AUS	$1,187	$1,142	$1,180	$1,102

116	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended September		Nine Months Ended September
$ in billions	2015	2014	2015	2014
Balance, beginning of period	$1,182	$1,142	$1,178	$1,042

Net inflows/(outflows)
Alternative investments	4	—	4	2

Equity	13	7	20	14

Fixed income	24	6	38	58
Long-term AUS net inflows/ (outflows)	41 [1]	13	62 [1]	74

Liquidity products	(5)	7	(25)	9
Total AUS net inflows/(outflows)	36	20	37	83	[2]

Net market appreciation/ (depreciation)	(30)	(12)	(27)	25
Balance, end of period	$1,188	$1,150	$1,188	$1,150

1.

Includes $18 billion of fixed income, equity and alternative investments asset inflows in connection with our acquisition of Pacific Global Advisors’ solutions business for the three and nine months ended September 2015.

2.

Includes $19 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business and $6 billion of liquidity products inflows in connection with our acquisition of RBS Asset Management’s money market funds for the nine months ended September 2014.

Three Months Ended September 2015 versus September 2014. Net revenues in Investment Management were $1.42 billion for the third quarter of 2015, 3% lower than the third quarter of 2014, due to lower incentive fees, partially offset by higher transaction revenues. During the quarter, total assets under supervision increased $6 billion to $1.19 trillion. Long-term assets under supervision increased $11 billion, including net inflows of $41 billion (which includes $18 billion of asset inflows in connection with our acquisition of Pacific Global Advisors’ solutions business), primarily reflecting net inflows in fixed income and equity assets, partially offset by net market depreciation of $30 billion, primarily in equity assets. Liquidity products decreased $5 billion.

During the third quarter of 2015, Investment Management operated in an environment generally characterized by declines in asset prices, particularly in equity assets, resulting in depreciation in the value of client assets. The mix of average assets under supervision shifted slightly from long-term assets under supervision to liquidity products compared with the second quarter of 2015. In the future, if asset prices continue to decline, or investors continue to favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely continue to be negatively impacted. In addition, concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $1.12 billion for the third quarter of 2015, 2% higher than the third quarter of 2014. Pre-tax earnings were $300 million in the third quarter of 2015, 16% lower than the third quarter of 2014.

Nine Months Ended September 2015 versus September 2014. Net revenues in Investment Management were $4.65 billion for the first nine months of 2015, 4% higher than the first nine months of 2014, primarily reflecting slightly higher management and other fees, due to higher average assets under supervision, and higher transaction revenues. During the first nine months of 2015, total assets under supervision increased $10 billion to $1.19 trillion. Long-term assets under supervision increased $35 billion, including net inflows of $62 billion (which includes $18 billion of asset inflows in connection with our acquisition of Pacific Global Advisors’ solutions business) and net market depreciation of $27 billion, both primarily in fixed income and equity assets. Liquidity products decreased $25 billion.

During the first nine months of 2015, Investment Management operated in an environment generally characterized by declines in equity and fixed income asset prices, resulting in depreciation in the value of client assets, particularly in the third quarter of 2015. The mix of average assets under supervision shifted slightly from long-term assets under supervision to liquidity products compared with the first nine months of 2014. In the future, if asset prices continue to decline, or investors continue to favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted. In addition, concerns about the global economic outlook could result in downward pressure on assets under supervision.

Operating expenses were $3.72 billion for the first nine months of 2015, 4% higher than the first nine months of 2014, due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $936 million in the first nine months of 2015, 2% higher than the first nine months of 2014.

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

Goldman Sachs September 2015 Form 10-Q	117

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

Our consolidated quarterly plan, including our balance sheet plans by business, funding projections, and projected key metrics, is reviewed and approved by the Firmwide Finance Committee. See “Overview and Structure of Risk Management” for an overview of our risk management structure.

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

118	Goldman Sachs September 2015 Form 10-Q

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

The table below presents our balance sheet allocation.

	As of
$ in millions	September 2015	December 2014
Global Core Liquid Assets (GCLA)	$192,511	$182,947

Other cash	9,010	7,805
GCLA and cash	201,521	190,752

Secured client financing	235,774	210,641

Inventory	205,137	230,667

Secured financing agreements	68,604	74,767

Receivables	53,444	47,317
Institutional Client Services	327,185	352,751

Public equity	3,402	4,041

Private equity	18,805	17,979

Debt [1]	21,974	24,768

Loans receivable [2]	42,189	28,938

Other	4,789	3,771
Investing & Lending	91,159	79,497
Total inventory and related assets	418,344	432,248

Other assets	24,920	22,201
Total assets	$880,559	$855,842

1.

Includes $16.15 billion and $18.24 billion as of September 2015 and December 2014, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value.

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

Goldman Sachs September 2015 Form 10-Q	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet. In the tables below:

•

Total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the condensed consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA and cash, secured client financing and other assets.

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2014 to September 2015.

	As of September 2015
$ in millions	GCLA and Cash	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 65,575	$ —	$ —	$ —	$ —	$ 65,575

Cash and securities segregated for regulatory and other purposes	—	58,168	—	—	—	58,168

Securities purchased under agreements to resell and federal funds sold	62,084	46,359	16,425	2,035	—	126,903

Securities borrowed	33,543	87,593	52,179	—	—	173,315

Receivables from brokers, dealers and clearing organizations	—	13,315	33,649	22	—	46,986

Receivables from customers and counterparties	—	30,339	19,795	1,882	—	52,016

Loans receivable	—	—	—	42,189	—	42,189

Financial instruments owned, at fair value	40,319	—	205,137	45,031	—	290,487

Other assets	—	—	—	—	24,920	24,920
Total assets	$201,521	$235,774	$327,185	$91,159	$24,920	$880,559

	As of December 2014
$ in millions	GCLA and Cash	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 57,600	$ —	$ —	$ —	$ —	$ 57,600

Cash and securities segregated for regulatory and other purposes	—	51,716	—	—	—	51,716

Securities purchased under agreements to resell and federal funds sold	66,928	34,506	24,940	1,564	—	127,938

Securities borrowed	32,311	78,584	49,827	—	—	160,722

Receivables from brokers, dealers and clearing organizations	—	8,908	21,656	107	—	30,671

Receivables from customers and counterparties	—	36,927	25,661	1,220	—	63,808

Loans receivable	—	—	—	28,938	—	28,938

Financial instruments owned, at fair value	33,913	—	230,667	47,668	—	312,248

Other assets	—	—	—	—	22,201	22,201
Total assets	$190,752	$210,641	$352,751	$79,497	$22,201	$855,842

120	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of September 2015, total assets on our condensed consolidated statements of financial condition were $880.56 billion, an increase of $24.72 billion from December 2014. This increase reflected increases in receivables from brokers, dealers and clearing organizations of $16.32 billion, loans receivable of $13.25 billion and securities borrowed of $12.59 billion, partially offset by a decrease in financial instruments owned, at fair value of $21.76 billion. During the first nine months of 2015, receivables from brokers, dealers and clearing organizations increased due to changes in client activity, loans receivable increased, reflecting lending activity with corporate and private wealth management clients, and securities borrowed increased due to firm-related activity. Financial instruments owned, at fair value decreased primarily reflecting the impact of lower market-making activity related to equities and convertible debentures, non-U.S. government and agency obligations and corporate debt securities, as well as the impact of movements in currency and interest rate markets on derivative valuations.

As of September 2015, total liabilities on our condensed consolidated statements of financial condition were $792.86 billion, an increase of $19.81 billion from December 2014. This increase reflected increases in payables to customers and counterparties of $8.89 billion, deposits of $8.58 billion and unsecured long-term borrowings of $8.52 billion, partially offset by a decrease in financial instruments sold, but not yet purchased, at fair value of $6.66 billion. During the first nine months of 2015, payables to customers and counterparties increased due to changes in client activity, deposits increased primarily in GS Bank and unsecured long-term borrowings increased due to net new issuances. Financial instruments sold, but not yet purchased, at fair value decreased primarily reflecting the impact of market-making activity on derivatives and non-U.S. government and agency obligations, partially offset by the impact of market-making activity related to equities and convertible debentures.

As of September 2015 and December 2014, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $89.48 billion and $88.22 billion, respectively, which were 7% higher and 3% lower, respectively, compared with the daily average amounts over the respective quarters. As of September 2015, the increase in our repurchase agreements relative to the daily average during the quarter resulted from an increase in firm financing and client activity at the end of the period. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	September 2015	December 2014
Total assets	$880,559	$855,842

Unsecured long-term borrowings	$175,817	$167,302

Total shareholders’ equity	$ 87,703	$ 82,797

Leverage ratio	10.0x	10.3x

Debt to equity ratio	2.0x	2.0x

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

	As of
$ in millions, except per share amounts	September 2015	December 2014
Total shareholders’ equity	$ 87,703	$ 82,797

Less: Preferred stock	(11,200)	(9,200)
Common shareholders’ equity	76,503	73,597

Less: Goodwill and identifiable intangible assets	(4,168)	(4,160)
Tangible common shareholders’ equity	$ 72,335	$ 69,437
Book value per common share	$ 171.45	$ 163.01

Tangible book value per common share	162.11	153.79

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

Goldman Sachs September 2015 Form 10-Q	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Book value per common share and tangible book value per common share are based on common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements, of 446.2 million and 451.5 million as of September 2015 and December 2014, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding, including RSUs granted to employees with no future service requirements) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCLA, exceeded 120 days as of September 2015.

122	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

A majority of our secured funding for securities not eligible for inclusion in the GCLA is executed through term repurchase agreements and securities loaned contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank (FHLB). As of September 2015, our outstanding borrowings against the FHLB were $1.50 billion. In October 2015, GS Bank USA borrowed an additional $1.00 billion against the FHLB. In addition, GS Bank USA has access to funding through the Federal Reserve Bank discount window. While we do not rely on this funding in our liquidity planning and stress testing, we maintain policies and procedures necessary to access this funding and test discount window borrowing procedures.

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCLA. We issue in different tenors, currencies and products to maximize the diversification of our investor base.

The table below presents our quarterly unsecured long-term borrowings maturity profile as of September 2015.

	Unsecured Long-Term Borrowings Maturity Profile
$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016	$ —	$ —	$ —	$5,622	$ 5,622

2017	12,319	4,380	5,863	2,042	24,604

2018	8,188	7,978	5,286	3,512	24,964

2019	6,174	663	2,223	6,935	15,995

2020	4,344	7,550	4,199	722	16,815

2021 - thereafter					87,817
Total					$175,817

The weighted average maturity of our unsecured long-term borrowings as of September 2015 was approximately nine years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a majority of the amount of our unsecured long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

Deposits. We raise deposits mainly through GS Bank USA and GSIB. The tables below present the types and sources of our deposits.

	As of September 2015
$ in millions	Savings and Demand	[1]	Time	[2]	Total
Private bank deposits [3]	$34,123		$ 2,403		$36,526

Certificates of deposit	—		33,006		33,006

Deposit sweep programs [4]	16,183		—		16,183

Institutional	1		5,742		5,743
Total [5]	$50,307		$41,151		$91,458

	As of December 2014
$ in millions	Savings and Demand	[1]	Time	[2]	Total
Private bank deposits [3]	$33,590		$ 1,609		$35,199

Certificates of deposit	—		25,780		25,780

Deposit sweep programs [4]	15,691		—		15,691

Institutional	12		6,198		6,210
Total [5]	$49,293		$33,587		$82,880

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity of approximately three years as of both September 2015 and December 2014.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Represents long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

5.	Deposits insured by the FDIC as of September 2015 and December 2014 were approximately $53.27 billion and $45.72 billion, respectively.

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

As of September 2015 and December 2014, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $41.33 billion and $44.54 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

Goldman Sachs September 2015 Form 10-Q	123

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

124	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Capital Attribution. We attribute capital usage to each of our businesses based upon regulatory capital requirements as well as our internal risk-based capital assessment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution. We also attribute risk-weighted assets (RWAs) to our business segments. As of September 2015, approximately 75% of RWAs calculated in accordance with the Standardized Capital Rules, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment.

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

In July 2015, we submitted the results of our semi-annual DFAST to the Federal Reserve Board and published a summary of our internally developed severely adverse scenario results. See “Available Information” below.

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

As of September 30, 2015, the remaining share authorization under the firm’s existing repurchase program was 12.1 million shares. On October 14, 2015, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 60.0 million shares of common stock pursuant to the firm’s existing share repurchase program; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of the September 2015 Form 10-Q and Note 19 to the condensed consolidated financial statements for additional information about our share repurchase program and see above for information about our capital planning and stress testing process.

Goldman Sachs September 2015 Form 10-Q	125

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

In addition, GS Bank USA is required by the FDIC to submit a resolution plan. GS Bank USA’s 2015 resolution plan was submitted on September 1, 2015.

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

As of September 2015, we calculated our Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules) as discussed in Note 20 to the condensed consolidated financial statements. The lower of each ratio calculated in (i) and (ii) is the ratio against which our compliance with minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to us as of September 2015.

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

See Note 20 to the condensed consolidated financial statements for further information about our capital ratios as of September 2015 and December 2014, and for additional information about the Revised Capital Framework.

126	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Minimum Capital Ratios and Capital Buffers

The table below presents our minimum required ratios as of September 2015, as well as the minimum ratios that we expect will apply at the end of the transitional provisions beginning January 2019.

	September 2015 Minimum Ratio	[1]	January 2019 Minimum Ratio
CET1 ratio	4.5%		10.0%	[4]

Tier 1 capital ratio	6.0%		11.5%	[4]

Total capital ratio	8.0%	[3]	13.5%	[4]

Tier 1 leverage ratio [2]	4.0%		4.0%

1.	Does not reflect the capital conservation buffer or Global Systemically Important Banks (G-SIBs) surcharge discussed below.

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

Our minimum required supplementary leverage ratio will be 5.0% on January 1, 2018. See “Supplementary Leverage Ratio” below for further information.

Goldman Sachs September 2015 Form 10-Q	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The table below presents our ratio of CET1 to RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules on a fully phased-in basis.

	As of
$ in millions	September 2015	December 2014
Common shareholders’ equity	$ 76,503	$ 73,597

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,136)	(3,196)

Deductions for investments in nonconsolidated financial institutions	(2,668)	(4,928)

Other adjustments	(1,594)	(1,213)
CET1	$ 69,105	$ 64,260
Standardized RWAs	$591,842	$627,444

Standardized CET1 ratio	11.7%	10.2%

Basel III Advanced RWAs	$580,208	$577,869

Basel III Advanced CET1 ratio	11.9%	11.1%

Although the fully phased-in capital ratios are not applicable until 2019, we believe that the ratios in the table above are meaningful because they are measures that we, our regulators and investors use to assess our ability to meet future regulatory capital requirements. The fully phased-in Standardized and Basel III Advanced CET1 ratios are non-GAAP measures as of both September 2015 and December 2014 and may not be comparable to similar non-GAAP measures used by other companies as of those dates. These ratios are based on our current interpretation, expectations and understanding of the Revised Capital Framework and may evolve as we discuss its interpretation and application with our regulators.

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.65 billion as of both September 2015 and December 2014, and identifiable intangible assets of $516 million and $515 million as of September 2015 and December 2014, respectively, net of associated deferred tax liabilities of $1.03 billion and $964 million as of September 2015 and December 2014, respectively.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2014 to September 2015 primarily reflects reductions in our fund investments.

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

As of September 2015 and December 2014, our supplementary leverage ratio was 5.8% and 5.0%, respectively, based on Tier 1 capital on a fully phased-in basis of $79.74 billion and $73.17 billion, respectively, divided by total leverage exposure of $1.38 trillion (total quarterly average assets of $874 billion plus adjustments of $509 billion) and $1.45 trillion (total quarterly average assets of $873 billion plus adjustments of $579 billion), respectively. Within leverage exposure, the adjustments to quarterly average assets in both periods were primarily comprised of off-balance-sheet exposure related to derivatives, secured financing transactions, commitments and guarantees.

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

128	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Subsidiary Capital Requirements

Many of our subsidiaries, including GS Bank USA and our broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate.

GS Bank USA. GS Bank USA is subject to regulatory capital requirements that are calculated in substantially the same manner as those applicable to bank holding companies and calculates its capital ratios in accordance with the risk-based capital and leverage requirements applicable to state member banks, which are based on the Revised Capital Framework. See Note 20 to the condensed consolidated financial statements for further information about the Revised Capital Framework as it relates to GS Bank USA, including GS Bank USA’s capital ratios and required minimum ratios.

In addition, under Federal Reserve Board rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as the sum of GS Bank USA’s quarterly average assets less certain deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments. As of September 2015, GS Bank USA’s supplementary leverage ratio is 6.9%, based on Tier 1 capital on a fully phased-in basis of $22.48 billion, divided by total leverage exposure of $328 billion (total quarterly average assets of $131 billion plus adjustments of $197 billion). As of December 2014, GS Bank USA would also have met the “well-capitalized” minimum. These supplementary leverage ratios are based on our current interpretation and understanding of this rule and may evolve as we discuss their interpretation and application with our regulators.

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

As of September 2015, GSI is required to maintain a minimum CET1 ratio of 6.2%, Tier 1 capital ratio of 8.2% and Total capital ratio of 10.9%. These minimum ratios incorporate capital guidance received from the PRA and could change in the future.

As of September 2015, GSI had a CET1 ratio of 12.1%, a Tier 1 capital ratio of 12.1% and a Total capital ratio of 16.6%. Each of these ratios includes approximately 37 bps attributable to results for the three months ended September 2015. These ratios will be finalized upon the completion of GSI’s September 2015 financial statements. As of December 2014, GSI had a CET1 ratio of 9.7%, a Tier 1 capital ratio of 9.7% and a Total capital ratio of 12.7%. The ratios for September 2015 and December 2014 both reflect the applicable transitional provisions. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “Minimum Capital Ratios and Capital Buffers.”

Goldman Sachs September 2015 Form 10-Q	129

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of September 2015 and December 2014, Group Inc.’s equity investment in subsidiaries was $83.68 billion and $79.70 billion, respectively, compared with its total shareholders’ equity of $87.70 billion and $82.80 billion, respectively.

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

130	Goldman Sachs September 2015 Form 10-Q

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

Beginning in July 2015, our investments in applicable covered funds purchased after December 2013 are required to be deducted from Tier 1 capital. Substantially all of these investments in covered funds were purchased in connection with our market-making activities. See Note 20 to the condensed consolidated financial statements for further information about our Tier 1 capital and the deduction for investments in covered funds.

We continue to manage our existing funds, taking into account the conformance period under the Volcker Rule. We plan to continue to conduct our investing and lending activities in ways that are permissible under the Volcker Rule.

Our current investment in funds that are measured at NAV is $7.90 billion. In order to be compliant with the Volcker Rule, we will be required to reduce most of our interests in these funds by the end of the conformance period. See Note 6 to the condensed consolidated financial statements for further information about our investment in funds measured at NAV and the conformance period for covered funds.

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

Goldman Sachs September 2015 Form 10-Q	131

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

The table below presents where a discussion of our various off-balance-sheet arrangements may be found in the September 2015 Form 10-Q. In addition, see Note 3 to the condensed consolidated financial statements for a discussion of our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 12 to the condensed consolidated financial statements.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Guarantees	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Derivatives	See “Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the condensed consolidated financial statements.

132	Goldman Sachs September 2015 Form 10-Q

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

The table below presents our contractual obligations, commitments and guarantees as of September 2015.

$ in millions	Remainder of 2015	2016 - 2017	2018 - 2019	2020 - Thereafter	Total
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 7,412	$ 7,293	$ 10,381	$ 25,086

Secured long-term financings	—	6,179	3,352	1,511	11,042

Unsecured long-term borrowings	—	30,226	40,959	104,632	175,817

Contractual interest payments	1,409	12,804	9,534	36,228	59,975

Subordinated liabilities issued by consolidated VIEs	2	—	—	1,419	1,421

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	2,716	32,621	39,539	33,985	108,861

Contingent and forward starting resale and securities borrowing agreements	48,598	2,264	—	—	50,862

Forward starting repurchase and secured lending agreements	10,507	—	—	—	10,507

Letters of credit	50	166	13	4	233

Investment commitments [1]	2,207	2,822	17	1,092	6,138

Other commitments	5,798	138	53	56	6,045

Minimum rental payments	82	608	538	1,146	2,374

Derivative guarantees	236,939	463,674	77,022	85,045	862,680

Securities lending indemnifications	31,019	—	—	—	31,019

Other financial guarantees	285	1,169	1,043	1,882	4,379

1.

$2.46 billion of commitments to covered funds (as defined by the Volcker Rule) are included in the “Remainder of 2015” and “2016-2017” columns. We expect that substantially all of these commitments will not be called.

In the table above:

•

Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holders are excluded as they are treated as short-term obligations.

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

•	Unsecured long-term borrowings includes $9.31 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

The aggregate contractual principal amount of secured long-term financings and unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $227 million and $814 million, respectively.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of September 2015, and includes stated coupons, if any, on structured notes.

Goldman Sachs September 2015 Form 10-Q	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See Notes 15 and 18 to the condensed consolidated financial statements for further information about our short-term borrowings and commitments and guarantees, respectively.

As of September 2015, our unsecured long-term borrowings were $175.82 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

As of September 2015, our future minimum rental payments, net of minimum sublease rentals under noncancelable leases, were $2.37 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and nine months ended September 2015, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

134	Goldman Sachs September 2015 Form 10-Q

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

Goldman Sachs September 2015 Form 10-Q	135

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

In addition, independent control and support functions, which report to the chief financial officer, the chief risk officer, the general counsel, the head of global compliance and the chief administrative officer, are responsible for day-to-day oversight or monitoring of risk, as discussed in greater detail in the following sections. Internal Audit, which reports to the Audit Committee of the Board and includes professionals with a broad range of audit and industry experience, including risk management expertise, is responsible for independently assessing and validating key controls within the risk management framework.

136	Goldman Sachs September 2015 Form 10-Q

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

Firmwide Client and Business Standards Committee. The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, is chaired by our president and chief operating officer, and reports to the Management Committee. This committee also has responsibility for overseeing recommendations of the Business Standards Committee. This committee periodically updates and receives guidance from the Public Responsibilities Committee of the Board. This committee has also established certain committees that report to it, including divisional Client and Business Standards Committees and risk-related committees. The following are the risk-related committees that report to the Firmwide Client and Business Standards Committee:

Goldman Sachs September 2015 Form 10-Q	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by the head of Operations and the chief administrative officer of our Investment Management Division, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

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

•

Firmwide Reputational Risk Committee. The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified and escalated by other firm committees as presenting heightened reputational risk, and other situations where the facts and circumstances warrant escalation. This committee is co-chaired by our president and chief operating officer, and the head of Compliance, who are appointed as co-chairs by the Firmwide Client and Business Standards Committee.

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

•

Credit Policy Committee. The Credit Policy Committee establishes and reviews broad firmwide credit policies and parameters that are implemented by Credit Risk Management. This committee is chaired by our co-deputy chief risk officer, who is appointed as chair by our chief risk officer.

•

Firmwide Operational Risk Committee. The Firmwide Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies, framework and methodologies, and monitors the effectiveness of operational risk management. This committee is co-chaired by a managing director in Credit Risk Management and the head of Operational Risk Management, who are appointed as co-chairs by our chief risk officer.

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

138	Goldman Sachs September 2015 Form 10-Q

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

•

Firmwide Model Risk Control Committee. The Firmwide Model Risk Control Committee is responsible for oversight of the development and implementation of model risk controls, which includes governance, policies and procedures related to our reliance on financial models. This committee is chaired by our co-deputy chief risk officer, who is appointed as chair by the Firmwide Risk Committee.

•

Global Business Resilience Committee. The Global Business Resilience Committee is responsible for oversight of business resilience initiatives, promoting increased levels of security and resilience, and reviewing certain operating risks related to business resilience. This committee is chaired by our chief administrative officer, who is appointed as chair by the Firmwide Risk Committee.

•

Investment Banking Division Risk Committee. The Investment Banking Division Risk Committee is responsible for the ongoing monitoring and control of financial risks for the Investment Banking Division, including setting risk limits, subject to business-level risk limits approved by the Firmwide Risk Committee, reviewing established risk limits and monitoring risk exposures. This committee is co-chaired by the co-head of the Global Financing Group in our Investment Banking Division and the head of Credit Risk Management for our Investment Banking Division and our Merchant Banking Division. The co-chairs of the Investment Banking Division Risk Committee are appointed by the co- chairs of the Firmwide Risk Committee.

•

Firmwide Volcker Oversight Committee. The Firmwide Volcker Oversight Committee is responsible for the oversight and periodic review of the implementation of our Volcker Rule compliance program, as approved by the Board, and other Volcker Rule-related matters. This committee is co-chaired by our chief risk officer and a deputy general counsel, who are appointed as co-chairs by the Firmwide Risk Committee.

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

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the head of Credit Risk Management for our Investment Banking Division and our Merchant Banking Division and the head of credit finance for Europe, Middle East and Africa (EMEA). The co-chairs of the Firmwide Capital Committee are appointed by the co-chairs of the Firmwide Risk Committee.

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

Goldman Sachs September 2015 Form 10-Q	139

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

140	Goldman Sachs September 2015 Form 10-Q

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

As of September 2015 and December 2014, the fair value of the securities and certain overnight cash deposits included in our GCLA totaled $192.51 billion and $182.95 billion, respectively. Based on the results of our internal liquidity risk models, discussed below, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both September 2015 and December 2014 was appropriate.

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the
$ in millions	Three Months Ended September 2015	Year Ended December 2014
U.S. dollar-denominated	$135,077	$134,223

Non-U.S. dollar-denominated	58,147	45,410
Total	$193,224	$179,633

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

Goldman Sachs September 2015 Form 10-Q	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of our GCLA by asset class.

	Average for the
$ in millions	Three Months Ended September 2015	Year Ended December 2014
Overnight cash deposits	$ 59,337	$ 57,177

U.S. government obligations	73,005	62,838

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	13,462	16,722

German, French, Japanese and United Kingdom government obligations	47,420	42,896
Total	$193,224	$179,633

The table below presents the GCLA of Group Inc. and our major broker-dealer and bank subsidiaries.

	Average for the
$ in millions	Three Months Ended September 2015	Year Ended December 2014
Group Inc.	$ 50,908	$ 37,699

Major broker-dealer subsidiaries	86,363	89,549

Major bank subsidiaries	55,953	52,385
Total	$193,224	$179,633

Our GCLA reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival;

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

In order to determine the appropriate size of our GCLA, we use an internal liquidity model, referred to as the Modeled Liquidity Outflow, which captures and quantifies our liquidity risks. We also consider other factors including, but not limited to, an assessment of our potential intraday liquidity needs through an additional internal liquidity model, referred to as the Intraday Liquidity Model, applicable regulatory requirements and a qualitative assessment of the condition of the financial markets and the firm.

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

In addition to our GCLA, we have a significant amount of other unencumbered cash and “Financial instruments owned, at fair value,” including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of these assets averaged $86.36 billion for the three months ended September 2015 and $94.52 billion for the year ended December 2014. We do not consider these assets liquid enough to be eligible for our GCLA.

142	Goldman Sachs September 2015 Form 10-Q

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

Goldman Sachs September 2015 Form 10-Q	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Exchange-Traded and OTC-cleared Derivatives

•	Contingent: Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded and OTC-cleared derivatives.

•	Contingent: An increase in initial margin and guaranty fund requirements by derivative clearing houses.

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

144	Goldman Sachs September 2015 Form 10-Q

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2015, Group Inc. had $29.38 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $32.02 billion invested in GSI, a regulated U.K. broker-dealer; $2.30 billion invested in GSEC, a U.S. registered broker-dealer; $2.71 billion invested in Goldman Sachs Japan Co., Ltd. (GSJCL), a regulated Japanese broker-dealer; $24.68 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.62 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $88.45 billion of unsubordinated loans and $8.38 billion of collateral to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of September 2015. In addition, as of September 2015, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

The final rules on minimum liquidity standards approved by the U.S. federal bank regulatory agencies are generally consistent with the Basel Committee’s framework as described above, but include accelerated transition provisions, and more stringent requirements related to both the range of assets that qualify as high-quality liquid assets and cash outflow assumptions for certain types of funding and other liquidity risks. Under the accelerated transition timeline, the LCR became effective in the United States on January 1, 2015, with a phase-in period whereby firms have an 80% minimum in 2015, which will increase by 10% per year until 2017. As of September 2015, our calculation of the LCR exceeds the fully phased-in minimum requirement, however this is based on our interpretation and understanding of the finalized framework and may evolve as we review our interpretation and application with our regulators.

Goldman Sachs September 2015 Form 10-Q	145

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

During the third quarter of 2015, Standard & Poor’s Ratings Services (S&P) changed the outlook for GS Bank USA, GSIB, GS&Co. and GSI from stable to positive.

The table below presents the unsecured credit ratings and outlook of Group Inc. by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), S&P, and Rating and Investment Information, Inc. (R&I).

As of September 2015
	DBRS	Fitch	Moody’s	S&P	R&I
Short-term Debt	R-1 (middle)	F1	P-2	A-2	a-1

Long-term Debt [1]	A (high)	A	A3	A-	A+

Subordinated Debt	A	A-	Baa2	BBB+	A

Trust Preferred [2]	A	BBB-	Baa3	BB	N/A

Preferred Stock [3]	BBB (high)	BB+	Ba1	BB	N/A

Ratings Outlook	Stable	Stable	Stable	Negative	Negative

1.	Fitch, Moody’s and S&P include the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

2.	Trust preferred securities issued by Goldman Sachs Capital I.

3.	DBRS, Fitch, Moody’s and S&P include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of September 2015
	Fitch	Moody’s	S&P
GS Bank USA
Short-term Debt	F1	P-1	A-1

Long-term Debt	A+	A1	A

Short-term Bank Deposits	F1+	P-1	N/A

Long-term Bank Deposits	AA-	A1	N/A

Ratings Outlook	Stable	Stable	Positive
GSIB
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A1	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A	A1	N/A

Ratings Outlook	Positive	Stable	Positive
GS&Co.
Short-term Debt	F1	N/A	A-1

Long-term Debt	A+	N/A	A

Ratings Outlook	Stable	N/A	Positive
GSI
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A1	A

Ratings Outlook	Positive	Stable	Positive

146	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	The level and variability of our earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating environment, including, in some cases, the assumed level of government or other systemic support.

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

	As of
$ in millions	September 2015	December 2014
Additional collateral or termination payments for a one-notch downgrade	$1,092	$1,072

Additional collateral or termination payments for a two-notch downgrade	2,787	2,815

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

Nine Months Ended September 2015. Our cash and cash equivalents increased by $7.98 billion to $65.58 billion at the end of the third quarter of 2015. We used $14.75 billion in net cash for investing activities, primarily due to funding of loans receivable. We generated $22.72 billion in net cash from financing activities and operating activities primarily from net issuances of long-term borrowings, bank deposits, and issuances of preferred stock.

Nine Months Ended September 2014. Our cash and cash equivalents decreased by $6.98 billion to $54.15 billion at the end of the third quarter of 2014. We used net cash of $23.18 billion for operating and investing activities. We generated $16.20 billion in net cash from financing activities primarily from net issuances of unsecured long-term borrowings and preferred stock, and net deposits.

Goldman Sachs September 2015 Form 10-Q	147

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

Market Risk Management Process

We manage our market risk by diversifying exposures, controlling position sizes and establishing economic hedges in related securities or derivatives. This process includes:

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

Value-at-Risk

VaR is the potential loss in value due to adverse market movements over a defined time horizon with a specified confidence level. For assets and liabilities included in VaR, see “— Financial Statement Linkages to Market Risk Measures.” We typically employ a one-day time horizon with a 95% confidence level. We use a single VaR model which captures risks including interest rates, equity prices, currency rates and commodity prices. As such, VaR facilitates comparison across portfolios of different risk characteristics. VaR also captures the diversification of aggregated risk at the firmwide level.

148	Goldman Sachs September 2015 Form 10-Q

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

Stress Testing

Stress testing is a method of determining the effect of various hypothetical stress scenarios on the firm. We use stress testing to examine risks of specific portfolios as well as the potential impact of significant risk exposures across the firm. We use a variety of stress testing techniques to calculate the potential loss from a wide range of market moves on our portfolios, including sensitivity analysis, scenario analysis and firmwide stress tests. The results of our various stress tests are analyzed together for risk management purposes.

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

Goldman Sachs September 2015 Form 10-Q	149

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

Model Review and Validation

Model Risk Management reviews and validates our VaR and stress testing models. This review includes:

•	A critical evaluation of the models, their theoretical soundness and adequacy for intended use;

•	Verification of the testing strategy utilized by the model developers to ensure that the models function as intended; and

•	Verification of the suitability of the calculation techniques incorporated in the models.

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

150	Goldman Sachs September 2015 Form 10-Q

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

The table below presents average daily VaR.

$ in millions Risk Categories	Three Months Ended September		Nine Months Ended September
	2015	2014	2015	2014
Interest rates	$ 46	$ 46	$ 48	$ 54

Equity prices	26	24	26	27

Currency rates	28	19	30	17

Commodity prices	17	20	21	21

Diversification effect	(43)	(43)	(48)	(44)
Total	$ 74	$ 66	$ 77	$ 75

Our average daily VaR increased to $74 million for the third quarter of 2015 from $66 million for the third quarter of 2014, primarily reflecting an increase in the currency rates category due to higher levels of volatility.

Our average daily VaR increased to $77 million for the nine months ended September 2015 from $75 million for the nine months ended September 2014, primarily reflecting an increase in the currency rates category principally due to higher levels of volatility. This increase was partially offset by a decrease in the interest rates category due to decreased exposures, and an increase in the diversification benefit across risk categories.

The table below presents quarter-end VaR, and high and low VaR.

$ in millions Risk Categories	As of		Three Months Ended September 2015
	September	June
	2015	2015	High	Low
Interest rates	$ 51	$ 39	$57	$38

Equity prices	23	33	34	21

Currency rates	28	24	44	19

Commodity prices	16	19	21	14

Diversification effect	(50)	(41)
Total	$ 68	$ 74	$89	$57

Our daily VaR decreased to $68 million as of September 2015 from $74 million as of June 2015, primarily reflecting a decrease in the equity prices category due to decreased exposures and an increase in the diversification benefit across risk categories. These decreases were partially offset by an increase in the interest rates category due to increased exposures.

During the third quarter of 2015, the firmwide VaR risk limit was not exceeded, raised or reduced.

Goldman Sachs September 2015 Form 10-Q	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects our daily VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for the quarter ended September 2015.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the third quarter of 2015 (i.e., a VaR exception).

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

	As of
$ in millions Asset Categories	September 2015	June 2015

Equity	$2,090	$2,047

Debt	1,433	1,487
Total	$3,523	$3,534

152	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Spread Sensitivity on Derivatives and Borrowings. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million (including hedges) as of both September 2015 and June 2015. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a gain of $16 million (including hedges) as of both September 2015 and June 2015. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. “Loans receivable” as of September 2015 and June 2015 were $42.19 billion and $38.40 billion, respectively, substantially all of which had floating interest rates. As of September 2015 and June 2015, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $366 million and $338 million, respectively, of additional interest income over a 12-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

In addition, as of September 2015 and June 2015, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

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

Categories on the Condensed Consolidated Statements of Financial Condition Included in Market Risk Measures	Market Risk Measures
Securities segregated for regulatory and other purposes, at fair value	• VaR
Collateralized agreements • Securities purchased under agreements to resell, at fair value • Securities borrowed, at fair value	• VaR
Receivables
• Certain secured loans, at fair value	• VaR
• Loans receivable	• Interest Rate Sensitivity
Financial instruments owned, at fair value	• VaR • 10% Sensitivity Measures • Credit Spread Sensitivity — Derivatives
Collateralized financings • Securities sold under agreements to repurchase, at fair value • Securities loaned, at fair value • Other secured financings, at fair value	• VaR
Financial instruments sold, but not yet purchased, at fair value	• VaR • Credit Spread Sensitivity — Derivatives
Unsecured short-term borrowings and unsecured long-term borrowings, at fair value	• VaR • Credit Spread Sensitivity — Borrowings

Goldman Sachs September 2015 Form 10-Q	153

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

154	Goldman Sachs September 2015 Form 10-Q

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

Goldman Sachs September 2015 Form 10-Q	155

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

Credit Exposures

As of September 2015, our credit exposures increased as compared with December 2014, primarily reflecting increases in loans and lending commitments. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2014, primarily reflecting an increase in loans and lending commitments. During the nine months ended September 2015, the number of counterparty defaults decreased as compared with the same prior year period, and such defaults primarily occurred within loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties. Estimated losses associated with counterparty defaults were lower compared with the same prior year period and were not material to the firm. Our credit exposures are described further below.

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

156	Goldman Sachs September 2015 Form 10-Q

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

•	The categories shown reflect our internally determined public rating agency equivalents.

	As of September 2015
$ in millions Credit Rating Equivalent	Less than 1 Year	1 – 5 Years	Greater than 5 Years	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 564	$ 1,051	$ 3,542	$ 5,157	$ (2,246)	$ 2,911	$ 2,602

AA/Aa2	6,829	10,748	42,417	59,994	(42,003)	17,991	11,321

A/A2	11,716	17,125	24,938	53,779	(41,638)	12,141	7,219

BBB/Baa2	5,781	7,522	20,647	33,950	(21,740)	12,210	7,699

BB/Ba2 or lower	4,549	6,205	5,581	16,335	(7,452)	8,883	7,206

Unrated	319	58	180	557	(38)	519	216
Total	$29,758	$42,709	$ 97,305	$169,772	$(115,117)	$54,655	$36,263

	As of December 2014
$ in millions Credit Rating Equivalent	Less than 1 Year	1 – 5 Years	Greater than 5 Years	Total	Netting	OTC Derivative Assets	Net Credit Exposure
AAA/Aaa	$ 1,119	$ 898	$ 3,500	$ 5,517	$ (2,163)	$ 3,354	$ 3,135

AA/Aa2	8,260	12,182	40,443	60,885	(42,513)	18,372	12,453

A/A2	13,719	18,949	26,649	59,317	(44,147)	15,170	9,493

BBB/Baa2	7,049	8,758	26,087	41,894	(28,321)	13,573	9,577

BB/Ba2 or lower	4,959	6,226	5,660	16,845	(7,062)	9,783	8,506

Unrated	79	363	160	602	(117)	485	188
Total	$35,185	$47,376	$102,499	$185,060	$ (124,323)	$60,737	$43,352

Goldman Sachs September 2015 Form 10-Q	157

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

•

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We had approximately $25 billion and $36 billion as of September 2015 and December 2014, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both September 2015 and December 2014, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

•

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial cash margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $35 billion and $26 billion as of September 2015 and December 2014, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 49% and 48% in the Americas, approximately 38% and 39% in EMEA, and approximately 13% and 13% in Asia as of September 2015 and December 2014, respectively.

In addition, we extend other loans and lending commitments to our private wealth management clients that are primarily secured by residential real estate, securities or other assets. The gross exposure related to such loans and lending commitments was approximately $22 billion and $17 billion as of September 2015 and December 2014, respectively, and was substantially all concentrated in the Americas region. The fair value of the collateral received against such loans and lending commitments exceeded the gross exposure as of both September 2015 and December 2014.

158	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry, Region and Credit Quality

The tables below present our credit exposures related to cash, OTC derivatives, and loans and lending commitments (excluding credit exposures described above in “Securities

Financing Transactions” and “Other Credit Exposures”) broken down by industry, region and credit quality.

	Cash as of		OTC Derivatives as of		Loans and Lending Commitments as of
$ in millions Credit Exposure by Industry	September 2015	December 2014	September 2015	December 2014	September 2015	December 2014
Funds	$ 182	$ 96	$12,686	$13,114	$ 1,920	$ 1,706

Financial Institutions	13,511	12,469	14,897	15,051	15,957	11,316

Consumer, Retail & Healthcare	—	—	1,415	3,325	33,834	30,216

Sovereign	51,878	45,029	8,585	10,004	372	450

Municipalities & Nonprofit	—	—	4,397	4,303	728	541

Natural Resources & Utilities [1]	—	—	4,463	5,741	24,253	24,275

Real Estate	4	6	351	407	13,129	12,366

Technology, Media & Telecommunications	—	—	1,383	2,995	28,302	20,633

Diversified Industrials	—	—	5,189	4,321	17,367	16,392

Other	—	—	1,289	1,476	15,588	11,998
Total	$65,575	$57,600	$54,655	$60,737	$151,450	$129,893

1.	See “Selected Exposures — Industry Exposures” below for information about our credit and market exposure to the oil and gas industry.

	Cash as of		OTC Derivatives as of		Loans and Lending Commitments as of
$ in millions Credit Exposure by Region	September 2015	December 2014	September 2015	December 2014	September 2015	December 2014
Americas	$45,811	$45,599	$18,335	$22,032	$110,458	$ 91,378

EMEA	7,491	1,666	30,083	31,295	35,929	34,397

Asia	12,273	10,335	6,237	7,410	5,063	4,118
Total	$65,575	$57,600	$54,655	$60,737	$151,450	$129,893

	Cash as of		OTC Derivatives as of		Loans and Lending Commitments as of
$ in millions Credit Exposure by Credit Quality (Credit Rating Equivalent)	September 2015	December 2014	September 2015	December 2014	September 2015	December 2014
AAA/Aaa	$44,331	$38,778	$ 2,911	$ 3,354	$ 4,156	$ 3,969

AA/Aa2	4,560	4,598	17,991	18,372	8,192	8,097

A/A2	15,912	13,346	12,141	15,170	25,962	22,623

BBB/Baa2	702	730	12,210	13,573	41,833	35,706

BB/Ba2 or lower	70	148	8,883	9,783	70,949	58,670

Unrated	—	—	519	485	358	828
Total	$65,575	$57,600	$54,655	$60,737	$151,450	$129,893

Goldman Sachs September 2015 Form 10-Q	159

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

Country Exposures. The political situations in Iraq, Russia and Ukraine continue to negatively affect market sentiment toward those countries. In addition, the U.S. and the EU have imposed sanctions against certain Russian individuals and institutions, and Argentina has defaulted on its sovereign debt. The decline in oil prices has also raised substantial concerns about Venezuela and Nigeria, and their sovereign debt. In addition, while Greece has taken meaningful steps towards resolving its debt-crisis, concerns remain about its long-term economic and financial stability.

As of September 2015, our total credit exposure to Russia was $240 million and was substantially all with non-sovereign counterparties or borrowers. Such exposure was comprised of $106 million (including the benefit of $51 million of securities collateral) related to secured receivables and initial margin placed with clearing organizations, $102 million related to loans and lending commitments and $32 million (including the benefit of $116 million of cash collateral) related to OTC derivatives. In addition, our total market exposure to Russia as of September 2015 was $657 million, which was primarily with non-sovereign issuers or underliers. Such exposure was comprised of $269 million related to credit derivatives, $184 million related to debt and $204 million related to equities. As of December 2014, our total credit exposure and market exposure to Russia was $416 million and $447 million, respectively.

As of September 2015, our total credit exposure to Greece was $260 million and was substantially all with sovereign counterparties. Such exposure was comprised of $256 million related to OTC derivatives (including the benefit of $544 million of cash collateral) and $4 million related to loans and lending commitments. In addition, our total market exposure to Greece as of September 2015 was $(159) million, which was primarily with sovereign issuers or underliers. Such exposure was comprised of $(125) million related to credit derivatives, $(26) million related to debt and $(8) million related to equities. As of December 2014, our total credit exposure and market exposure to Greece was $1.0 billion and $54 million, respectively.

Our total credit and market exposure to each of Argentina, Iraq, Ukraine and Venezuela as of both September 2015 and December 2014 was not material. Our total credit and market exposure to Nigeria as of September 2015 was not material.

We economically hedge our exposure to written credit derivatives by entering into offsetting purchased credit derivatives with identical underliers. Where possible, we endeavor to match the tenor and credit default terms of such hedges to that of our written credit derivatives. Substantially all purchased credit derivatives related to Russia and Greece are both bought from investment-grade counterparties domiciled outside of these countries and are collateralized with cash. As of September 2015, the gross purchased and written credit derivative notionals for single-name and index credit default swaps (included in credit derivatives above) were $17.5 billion and $18.0 billion, respectively, related to Russia and $1.9 billion and $1.1 billion, respectively, related to Greece. Including netting under legally enforceable netting agreements, the purchased and written credit derivative notionals for single-name and index credit default swaps were $2.6 billion and $3.3 billion, respectively, related to Russia and $666 million and $535 million, respectively, related to Greece as of September 2015. These notionals are not representative of our exposure because they exclude available netting under legally enforceable netting agreements on other derivatives outside of these countries and collateral received or posted under credit support agreements. For information about the nature of or payout under trigger events related to written and purchased credit protection contracts see Note 7 to the condensed consolidated financial statements.

160	Goldman Sachs September 2015 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Over the last few years, there have been concerns about European sovereign debt risk and its impact on the European banking system, as a number of European member states, including Ireland, Italy, Portugal and Spain, experienced significant credit deterioration. Although many of the immediate concerns have subsided, some of the countries in the region face long-term economic and financial challenges. As of September 2015, our aggregate credit and market exposure to these four European countries was $8.1 billion ($8.6 billion of credit exposure and $(491) million of market exposure), including $3.5 billion to Ireland, $2.7 billion to Italy, $382 million to Portugal and $1.5 billion to Spain. As of December 2014, our aggregate credit and market exposure to these four European countries was $10.1 billion ($8.8 billion of credit exposure and $1.3 billion of market exposure), including $4.0 billion to Ireland, $3.1 billion to Italy, $439 million to Portugal and $2.6 billion to Spain. We continue to closely monitor our risk exposure to these four countries as part of our risk management process.

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

Industry Exposures. Significant declines in the price of oil have led to market concerns regarding the creditworthiness of certain companies in the oil and gas industry. As of September 2015, our credit exposure to oil and gas companies related to loans and lending commitments was $10.3 billion ($1.8 billion of loans and $8.5 billion of lending commitments). Such exposure included $4.4 billion of exposure to non-investment-grade counterparties ($1.6 billion related to loans and $2.8 billion related to lending commitments). In addition, we have exposure to our clients in the oil and gas industry arising from derivatives. As of September 2015, our credit exposure related to derivatives and receivables with oil and gas companies was $1.9 billion, primarily with investment-grade counterparties. As of September 2015, our market exposure related to oil and gas companies was $(243) million, which was primarily to investment-grade issuers or underliers. As of December 2014, our total credit exposure and market exposure to oil and gas companies was $12.6 billion (including $10.9 billion related to loans and lending commitments and $1.7 billion related to derivatives and receivables) and $805 million, respectively.

Goldman Sachs September 2015 Form 10-Q	161

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

162	Goldman Sachs September 2015 Form 10-Q

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

•	Our businesses have been and may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

•	Our market-making activities have been and may be affected by changes in the levels of market volatility.

Goldman Sachs September 2015 Form 10-Q	163

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

•	In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

•	We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

164	Goldman Sachs September 2015 Form 10-Q

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

Goldman Sachs September 2015 Form 10-Q	165

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the September 2015 Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “Certain Risk Factors That May Affect Our Businesses” above, as well as “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K.

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

166	Goldman Sachs September 2015 Form 10-Q

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of the September 2015 Form 10-Q. See Note 27 to the condensed consolidated financial statements in Part I, Item 1 of the September 2015 Form 10-Q for information about certain judicial, regulatory and legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2015.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	[1]	Maximum number of shares that may yet be purchased under the plans or programs	[1]
Month #1 (July 1, 2015 to July 31, 2015)	1,214,647	$208.83	1,214,647		16,209,356

Month #2 (August 1, 2015 to August 31, 2015)	2,570,845	196.80	2,570,845		13,638,511

Month #3 (September 1, 2015 to September 30, 2015)	1,572,542	184.78	1,572,542		12,065,969	[2]
Total	5,358,034		5,358,034

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

2.	On October 14, 2015, the Board authorized the repurchase of an additional 60.0 million shares of common stock pursuant to the firm’s existing share repurchase program.

Goldman Sachs September 2015 Form 10-Q	167

Item 6. Exhibits

Exhibits

3.1

Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of October 23, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015).

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2015 and September 30, 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) the Condensed Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and year ended December 31, 2014, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

168	Goldman Sachs September 2015 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ Harvey M. Schwartz
	Name:	Harvey M. Schwartz
Title: Chief Financial Officer

By:	/s/ Sarah E. Smith
	Name:	Sarah E. Smith
Title: Principal Accounting Officer

Date: November 2, 2015

Goldman Sachs September 2015 Form 10-Q	169