Form 10-K
period 2015-12-31
GOLDMAN SACHS GROUP INC
filed 2016-02-22
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street	10282
New York, N.Y. (Address of principal executive offices)	(Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series I	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K	New York Stock Exchange
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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $88.6 billion.

As of February 5, 2016, there were 422,349,543 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART I

Item 1.    Business

Introduction

Goldman Sachs is a leading global investment banking, securities and investment management firm that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and individuals.

When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, and its consolidated subsidiaries.

References to “the 2015 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2015. All references to 2015, 2014 and 2013 refer to our years ended, or the dates, as the context requires, December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

Group Inc. is a bank holding company and a financial holding company regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.

As of December 2015, we had offices in over 30 countries and 48% of our total staff was based outside the Americas. Our clients are located worldwide, and we are an active participant in financial markets around the world. In 2015, we generated 44% of our net revenues outside the Americas. For more information about our geographic results, see Note 25 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K.

Our Business Segments and Segment Operating Results

We report our activities in four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. The chart below presents our four business segments.

Goldman Sachs 2015 Form 10-K	1

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The table below presents our segment operating results.

	Year Ended December [1]			% of 2015 Net Revenues
$ in millions	2015	2014	2013
Investment Banking
Net revenues	$ 7,027	$ 6,464	$ 6,004	21%

Operating expenses	3,713	3,688	3,479
Pre-tax earnings	$ 3,314	$ 2,776	$ 2,525
Institutional Client Services
Net revenues	$15,151	$15,197	$15,721	45%

Operating expenses [2]	13,938	10,880	11,792
Pre-tax earnings	$ 1,213	$ 4,317	$ 3,929
Investing & Lending
Net revenues	$ 5,436	$ 6,825	$ 7,018	16%

Operating expenses	2,402	2,819	2,686
Pre-tax earnings	$ 3,034	$ 4,006	$ 4,332
Investment Management
Net revenues	$ 6,206	$ 6,042	$ 5,463	18%

Operating expenses	4,841	4,647	4,357
Pre-tax earnings	$ 1,365	$ 1,395	$ 1,106
Total net revenues	$33,820	$34,528	$34,206

Total operating expenses [3]	25,042	22,171	22,469
Total pre-tax earnings	$ 8,778	$12,357	$11,737

1.

Financial information concerning our business segments for 2015, 2014 and 2013 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data,” which are in Part II, Items 7 and 8, respectively, of the 2015 Form 10-K. See Note 25 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

2.

Includes provisions of $3.37 billion recorded during 2015 for the agreement in principle with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force (RMBS Working Group). See Note 27 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K for further information about this agreement in principle.

3.	Includes charitable contributions that have not been allocated to our segments of $148 million for 2015, $137 million for 2014 and $155 million for 2013.

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

Financial Advisory. Financial Advisory includes strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings, spin-offs and risk management. In particular, we help clients execute large, complex transactions for which we provide multiple services, including cross-border structuring expertise. Financial Advisory also includes revenues from derivative transactions directly related to these client advisory assignments.

We also assist our clients in managing their asset and liability exposures and their capital.

Underwriting. The other core activity of Investment Banking is helping companies raise capital to fund their businesses. As a financial intermediary, our job is to match the capital of our investing clients — who aim to grow the savings of millions of people — with the needs of our public and private sector clients — who need financing to generate growth, create jobs and deliver products and services. Our underwriting activities include public offerings and private placements, including local and cross-border transactions and acquisition financing, of a wide range of securities and other financial instruments. Underwriting also includes revenues from derivative transactions entered into with public and private sector clients in connection with our underwriting activities.

Equity Underwriting. We underwrite common and preferred stock and convertible and exchangeable securities. We regularly receive mandates for large, complex transactions and have held a leading position in worldwide public common stock offerings and worldwide initial public offerings for many years.

Debt Underwriting. We underwrite and originate various types of debt instruments, including investment-grade and high-yield debt, bank loans and bridge loans, including in connection with acquisition financing, and emerging- and growth-market debt, which may be issued by, among others, corporate, sovereign, municipal and agency issuers. In addition, we underwrite and originate structured securities, which include mortgage-related securities and other asset-backed securities.

2	Goldman Sachs 2015 Form 10-K

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

Institutional Client Services and our other businesses are supported by our Global Investment Research division, which, as of December 2015, provided fundamental research on more than 3,400 companies worldwide and more than 40 national economies, as well as on industries, currencies and commodities.

Institutional Client Services generates revenues in four ways:

•

In large, highly liquid markets (such as markets for U.S. Treasury bills, large capitalization S&P 500 stocks or certain mortgage pass-through securities), we execute a high volume of transactions for our clients;

•

In less liquid markets (such as mid-cap corporate bonds, growth market currencies or certain non-agency mortgage-backed securities), we execute transactions for our clients for spreads and fees that are generally somewhat larger than those charged in more liquid markets;

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

Goldman Sachs 2015 Form 10-K	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Fixed Income, Currency and Commodities Client Execution. Includes interest rate products, credit products, mortgages, currencies and commodities.

•

Interest Rate Products. Government bonds, money market instruments, treasury bills, repurchase agreements and other highly liquid securities and instruments, as well as interest rate swaps, options and other derivatives.

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

Commissions and Fees. We generate commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide, as well as OTC transactions. We provide our clients with access to a broad spectrum of equity execution services, including electronic “low-touch” access and more complex “high-touch” execution through both traditional and electronic platforms.

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

4	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Investing & Lending

Our investing and lending activities, which are typically longer-term, include the firm’s investing and relationship lending activities across various asset classes, primarily debt securities and loans, public and private equity securities, and real estate. These activities include investing directly in publicly and privately traded securities and in loans, and also through certain investment funds and separate accounts that we manage and through funds managed by external parties. We also provide financing to our clients.

Equity Securities. We make corporate, real estate and infrastructure equity-related investments.

Debt Securities and Loans. We make corporate, real estate, infrastructure and other debt investments. In addition, we provide credit to corporate clients through loan facilities and to individuals primarily through secured loans.

Investment Management

Investment Management provides investment and wealth advisory services to help clients preserve and grow their financial assets. Our clients include institutions and high-net-worth individuals, as well as retail investors who primarily access our products through a network of third-party distributors around the world.

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

Goldman Sachs 2015 Form 10-K	5

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

Business Continuity and Information Security

Business continuity and information security, including cyber security, are high priorities for Goldman Sachs. Their importance has been highlighted by numerous highly publicized cyber attacks against financial institutions and large consumer-based companies in recent years that resulted in the unauthorized disclosure of personal information of clients and customers and the theft and destruction of corporate information, as well as extreme weather events, such as Hurricane Sandy.

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

Instilling the Goldman Sachs culture in all employees is a continuous process, in which training plays an important part. All employees are offered the opportunity to participate in education and periodic seminars that we sponsor at various locations throughout the world. Another important part of instilling the Goldman Sachs culture is our employee review process. Employees are reviewed by supervisors, co-workers and employees they supervise in a 360-degree review process that is integral to our team approach, and includes an evaluation of an employee’s performance with respect to risk management, compliance and diversity. As of December 2015, we had 36,800 total staff.

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

6	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

There has been substantial consolidation and convergence among companies in the financial services industry. Moreover, we have faced, and expect to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks. In particular, corporate clients seek such commitments (such as agreements to participate in their loan facilities) from financial services firms in connection with investment banking and other assignments.

Consolidation and convergence have significantly increased the capital base and geographic reach of some of our competitors, and have also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. To take advantage of some of our most significant opportunities, we will have to compete successfully with financial institutions that are larger and have more capital and that may have a stronger local presence and longer operating history outside the United States. We also compete with smaller institutions that offer more targeted services, such as independent advisory firms. Some clients may perceive these firms to be less susceptible to potential conflicts of interest than we are, and, as described below, our ability to effectively compete with them could be affected by regulations and limitations on activities that apply to us but may not apply to them.

A number of our businesses are subject to intense price competition. Efforts by our competitors to gain market share have resulted in pricing pressure in our investment banking and client execution businesses and could result in pricing pressure in other of our businesses. For example, the increasing volume of trades executed electronically, through the internet and through alternative trading systems, has increased the pressure on trading commissions, in that commissions for electronic trading are generally lower than for non-electronic trading. It appears that this trend toward low-commission trading will continue. In addition, we believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by further reducing prices, and as we enter into or expand our presence in markets that may rely more heavily on electronic trading and execution, such as consumer-oriented deposit-taking activities.

The provisions of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the requirements promulgated by the Basel Committee on Banking Supervision (Basel Committee) and other financial regulation could affect our competitive position to the extent that limitations on activities, increased fees and compliance costs or other regulatory requirements do not apply, or do not apply equally, to all of our competitors or are not implemented uniformly across different jurisdictions. For example, the provisions of the Dodd-Frank Act that prohibit proprietary trading and restrict investments in certain hedge and private equity funds differentiate between U.S.-based and non-U.S.-based banking organizations and give non-U.S.-based banking organizations greater flexibility to trade outside of the United States and to form and invest in funds outside the United States. Likewise, the obligations with respect to derivative transactions under Title VII of the Dodd-Frank Act depend, in part, on the location of the counterparties to the transaction. The impact of the Dodd-Frank Act and other regulatory developments on our competitive position will depend to a large extent on the manner in which the required rulemaking and regulatory guidance evolve, the extent of international convergence, and the development of market practice and structures under the new regulatory regimes as described further under “Regulation” below.

We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions. Our pay practices and those of certain of our competitors are subject to review by, and the standards of, the Federal Reserve Board and other regulators inside and outside the United States, including the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) in the United Kingdom. We also compete for employees with institutions whose pay practices are not subject to regulatory oversight. See “Regulation — Compensation Practices” below and “Risk Factors — Our businesses may be adversely affected if we are unable to hire and retain qualified employees” in Part I, Item 1A of the 2015 Form 10-K for more information about the regulation of our compensation practices.

Goldman Sachs 2015 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Regulation

As a participant in the financial services industry, we are subject to extensive regulation worldwide. Our businesses have been subject to increasing regulation and supervision in the United States and other countries, and we expect this trend to continue in the future.

In particular, the Dodd-Frank Act, and the rules thereunder, significantly altered the financial regulatory regime within which we operate. The capital, liquidity and leverage ratios based on the Basel Committee’s final capital framework for strengthening international capital standards (Basel III), as implemented by the Federal Reserve, the PRA and FCA and other national regulators have also had a significant impact on our businesses. The implications of such regulations for our businesses continue to depend to a large extent on their implementation by the relevant regulators globally, as well as the development of market practices and structures under the regime established by such regulations. Other reforms have been adopted or are being considered by regulators and policy makers worldwide, as described further throughout this section.

Banking Supervision and Regulation

Group Inc. is a bank holding company under the Bank Holding Company Act of 1956 (BHC Act), a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act) and is subject to supervision and examination by the Federal Reserve Board.

Under the system of “functional regulation” established under the BHC Act, the Federal Reserve Board serves as the primary regulator of our consolidated organization. The primary regulators of our U.S. non-bank subsidiaries directly regulate the activities of those subsidiaries, with the Federal Reserve Board exercising a supervisory role. Such “functionally regulated” U.S. non-bank subsidiaries include broker-dealers registered with the SEC, such as our principal U.S. broker-dealer, Goldman, Sachs & Co. (GS&Co.), entities registered with or regulated by the U.S. Commodity Futures Trading Commission (CFTC) with respect to futures-related and swaps-related activities and investment advisers registered with the SEC with respect to their investment advisory activities.

Various of our subsidiaries are regulated by the banking and securities regulatory authorities of the countries in which they operate.

Our principal U.S. bank subsidiary, GS Bank USA, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau (CFPB). A number of our activities are conducted partially or entirely through GS Bank USA and its subsidiaries, including: origination of bank loans; interest rate, credit, currency and other derivatives; leveraged finance; mortgage origination; structured finance; deposit-taking; and agency lending.

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

Goldman Sachs International Bank (GSIB), our regulated U.K. bank and principal non-U.S. bank subsidiary, is regulated by the PRA and the FCA. GSIB acts as a primary dealer for European government bonds and is involved in market making in European government bonds, lending (including securities lending) and deposit-taking activities.

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

8	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Capital, Leverage and Liquidity Requirements. We are subject to consolidated regulatory capital and leverage requirements set forth by the Federal Reserve Board, and GS Bank USA is subject to capital and leverage requirements that are calculated in substantially the same manner as those applicable to Group Inc., also set forth by the Federal Reserve Board.

Under the Federal Reserve Board’s capital adequacy requirements, Group Inc. must meet specific regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items. The sufficiency of our capital levels is also subject to qualitative judgments by regulators. We are also subject to liquidity requirements established by the U.S. federal bank regulatory agencies.

Capital Ratios. We are subject to the Federal Reserve Board’s revised risk-based capital and leverage ratio regulations, inclusive of certain transitional provisions (Revised Capital Framework). These regulations are largely based on Basel III, and also implement certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, we are an “Advanced approach” banking organization. The Revised Capital Framework provides for capital buffers (including surcharges) that phase in over time, including a capital conservation buffer, and a global systemically important bank (G-SIB) surcharge described below, as well as a counter-cyclical capital buffer.

In July 2015, the Federal Reserve Board approved final rules establishing a capital surcharge for U.S. G-SIBs. For these institutions, the final rules implement the framework developed by the Basel Committee for assessing the global systemic importance of banking institutions and determining the range of additional Common Equity Tier 1 (CET1) that should be maintained by those deemed to be G-SIBs.

The Federal Reserve Board’s framework results in surcharges initially ranging from 1% to 4.5%. The final rules treat the Basel Committee’s methodology as a floor (Method One) and introduce an alternative calculation to determine the applicable surcharge (Method Two), which includes a significantly higher surcharge for systemic risk and, as part of the calculation of the applicable surcharge, replaces the Basel Committee’s indicator for substitutability with a new indicator based on a U.S. G-SIB’s use of short-term wholesale funding. Under the Federal Reserve Board’s final rules, G-SIBs are required to meet the capital surcharges on a phased-in basis beginning in 2016 through January 1, 2019.

The Revised Capital Framework also provides a counter-cyclical capital buffer of up to 2.5% (and also consisting entirely of CET1), to be imposed in the event that national supervisors deem it necessary in order to counteract excessive credit growth. The Federal Reserve Board has proposed, but not yet finalized, its policy for setting the counter-cyclical capital buffer, and several other national supervisors have started to implement this counter-cyclical buffer. The buffer applicable to us could change in the future and, as a result, the minimum ratios we are subject to could increase.

GS Bank USA computes its capital ratios in accordance with the Revised Capital Framework as an “Advanced approach” banking organization.

The Basel Committee has published final guidelines for calculating incremental capital requirements for domestic systemically important banking institutions (D-SIBs). These guidelines are complementary to the framework outlined above for G-SIBs, but are more principles-based in order to provide an appropriate degree of national discretion. The impact of these guidelines on the regulatory capital requirements of GS Bank USA and other subsidiaries will depend on how they are implemented by the banking and non-banking regulators in the United States and other jurisdictions.

In January 2016, the Basel Committee finalized a revised framework for calculating minimum capital requirements for market risk, which is expected to increase market risk capital requirements for most banking organizations. The revised framework, among other things: modifies the boundary between the trading book and banking book; replaces value at risk (VaR) and stressed VaR measurements in the internal models approach with an expected shortfall measure that is intended to reflect tail and liquidity risks not captured by VaR; revises the model review and approval process; limits the capital-reducing effects of hedging and portfolio diversification in the internal models approach; provides that securitization exposures will be measured using only the Standardized approach; and makes significant revisions to the methodology for capital requirements under the Standardized approach. The effective date for first reporting under the revised framework is December 31, 2019. The U.S. federal bank regulatory agencies have not yet proposed regulations implementing the revised requirements for U.S. banking organizations.

Goldman Sachs 2015 Form 10-K	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The Basel Committee has issued a series of updates which propose other changes to capital regulations. In particular, it has finalized a revised standard approach for calculating RWAs for counterparty credit risk on derivatives exposures (“Standardized Approach for measuring Counterparty Credit Risk exposures,” known as “SA-CCR”). In addition, it has published guidelines for measuring and controlling large exposures (“Supervisory Framework for measuring and controlling Large Exposures”), and issued an updated framework for regulatory capital treatment of banking book securitizations.

The Basel Committee has also issued consultation papers on, among other matters, a “Review of Interest Rate Risk in the Banking Book,” a “Review of the Credit Valuation Adjustment Risk Framework,” revisions to the Basel Standardized approach for credit risk and operational risk capital, and the design of a capital floor framework based on the revised Standardized approach.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital” in Part II, Item 7 of the 2015 Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K for information about CET1, CET1 ratio, Tier 1 capital, Tier 1 capital ratio, Total capital, Total capital ratio, risk-weighted assets (RWAs), and for information about minimum required ratios, as well as applicable capital buffers and surcharges.

Leverage Ratios. Under the Revised Capital Framework, we and GS Bank USA are subject to Tier 1 leverage requirements established by the Federal Reserve Board. The Revised Capital Framework also introduced a supplementary leverage ratio for Advanced approach banking organizations effective January 1, 2018.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital” in Part II, Item 7 of the 2015 Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K for information about our Tier 1 leverage ratio and supplementary leverage ratio.

Liquidity Ratios. The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring requires banking organizations to measure their liquidity against two specific liquidity tests.

The liquidity coverage ratio (LCR) is designed to ensure that the entity maintains an adequate level of unencumbered high-quality liquid assets based on expected net cash outflows under an acute short-term liquidity stress scenario. The U.S. federal bank regulatory agencies’ rules implementing the LCR for Advanced approach banking organizations are generally consistent with the Basel Committee’s framework, but include accelerated transitional provisions and more stringent requirements related to both the range of assets that qualify as high-quality liquid assets and cash outflow assumptions for certain types of funding and other liquidity risks.

Under the accelerated transition timeline, the LCR became effective in the United States on January 1, 2015, with a phase-in period whereby firms, including Group Inc. and GS Bank USA, must have an 80% and 90% minimum ratio in 2015 and 2016, respectively, and a 100% minimum ratio commencing in 2017. In November 2015, the Federal Reserve Board proposed a rule that would require bank holding companies to disclose their LCR on a quarterly basis beginning in the quarter ended September 2016. These requirements include LCR averages over the prior quarter, detailed information on certain components of the LCR calculation and projected net cash outflows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management” in Part II, Item 7 of the 2015 Form 10-K for information about the LCR.

The LCR rule issued by the U.K. regulatory authorities became effective in the United Kingdom on October 1, 2015, with a phase-in period whereby certain financial institutions, including Goldman Sachs International (GSI), our regulated U.K. broker-dealer subsidiary, must have an 80% minimum ratio initially, increasing to 90% on January 1, 2017 and 100% on January 1, 2018.

The net stable funding ratio (NSFR) is designed to promote more medium- and long-term stable funding of the assets and off-balance-sheet activities of banking organizations over a one-year time horizon. Under the Basel Committee framework, the NSFR will be effective on January 1, 2018. The U.S. federal bank regulatory agencies and the U.K. regulatory authorities have not yet proposed rules implementing the NSFR for U.S. banks and bank holding companies, and U.K. financial institutions, respectively.

10	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Since January 1, 2015, the enhanced prudential standards implemented by the Federal Reserve Board under the Dodd-Frank Act have required bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, including a buffer of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. Although the liquidity buffer under these rules has some similarities to the LCR (and is described by the agencies as complementary to the LCR), it is a separate requirement that is in addition to the LCR. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Overview and Structure of Risk Management” and “— Liquidity Risk Management” in Part II, Item 7 of the 2015 Form 10-K for information about our risk management practices and liquidity.

Stress Tests. Bank holding companies with total consolidated assets of $50 billion or more are subject to Dodd-Frank Act supervisory stress tests conducted by the Federal Reserve Board and semi-annual company-run stress tests. The stress test rules require increased involvement by boards of directors in stress testing and public disclosure of the results of both the Federal Reserve Board’s annual stress tests and a bank holding company’s annual supervisory stress tests, and semi-annual internal stress tests.

We publish summaries of our annual and mid-cycle stress tests results on our web site as described under “Available Information” below. Our annual Dodd-Frank Act stress test submission is incorporated into the annual capital plans that we are required to submit to the Federal Reserve Board as part of the Comprehensive Capital Analysis and Review (CCAR). The purpose of CCAR is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for each institution’s unique risks and that permit continued operations during times of economic and financial stress. As part of CCAR, the Federal Reserve Board evaluates an institution’s plan to make capital distributions, such as repurchasing or redeeming stock or increasing dividend payments, across a range of macroeconomic and firm-specific assumptions.

Similar to Group Inc., GS Bank USA is required to conduct stress tests on an annual basis, to submit the results to the Federal Reserve Board, and to make a summary of those results public. The rules require that the board of directors of GS Bank USA, among other things, consider the results of the stress tests in the normal course of the bank’s business including, but not limited to, its capital planning, assessment of capital adequacy and risk management practices.

Dividends and Stock Repurchases. Federal and state laws impose limitations on the payment of dividends by our U.S. depository institution subsidiaries to Group Inc. In general, the amount of dividends that may be paid by GS Bank USA or our national bank trust company subsidiary is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by the entity in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the entity obtains prior regulatory approval. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus).

The banking regulators have authority to prohibit or limit the payment of dividends if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. The BHC Act prohibits the Federal Reserve Board from requiring a payment by a holding company subsidiary to a depository institution if the functional regulator of that subsidiary objects to such payment. In such a case, the Federal Reserve Board could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.

Dividend payments by Group Inc. to its shareholders and stock repurchases by Group Inc. are subject to the oversight of the Federal Reserve Board. The dividend and share repurchase policies of large bank holding companies, such as Group Inc., are reviewed by the Federal Reserve Board through the CCAR process, based on capital plans and stress tests submitted by the bank holding company, and are assessed against, among other things, the bank holding company’s ability to meet and exceed minimum regulatory capital ratios under stressed scenarios, its expected sources and uses of capital over the planning horizon under baseline and stressed scenarios, and any potential impact of changes to its business plan and activities on its capital adequacy and liquidity.

The Federal Reserve Board’s capital planning rule includes a limitation on capital distributions to the extent that actual capital issuances are less than the amount indicated in the capital plan submission.

Goldman Sachs 2015 Form 10-K	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Source of Strength. The Dodd-Frank Act requires bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. This support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it. Capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In addition, if a bank holding company commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the Federal Reserve Board’s invoking its source-of-strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee for the holding company and the bank will be entitled to priority payment in respect of that commitment, ahead of other creditors of the bank holding company.

Transactions between Affiliates. Transactions between GS Bank USA or its subsidiaries, on the one hand, and Group Inc. or its other subsidiaries and affiliates, on the other hand, are regulated by the Federal Reserve Board. These regulations generally limit the types and amounts of transactions (including credit extensions from GS Bank USA or its subsidiaries to Group Inc. or its other subsidiaries and affiliates) that may take place and generally require those transactions to be on market terms or better to GS Bank USA or its subsidiaries. These regulations generally do not apply to transactions between GS Bank USA and its subsidiaries. The Dodd-Frank Act expanded the coverage and scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

Total Loss-Absorbing Capacity. In October 2015, the Federal Reserve Board issued a proposed rule that would establish loss-absorbency and related requirements for U.S. G-SIBs. The proposed rule would address U.S. implementation of the Financial Stability Board’s total loss-absorbing capacity (TLAC) principles and term sheet described below. The proposed rule would require U.S. G-SIBs, such as Group Inc., to maintain minimum external TLAC, consisting of Tier 1 capital and eligible senior and subordinated long-term debt (i.e., debt that is unsecured, has a maturity greater than one year from issuance and satisfies certain additional criteria), equal to the greater of (i) 16% of risk-weighted assets (RWAs) and (ii) 9.5% of total leverage exposure (the denominator of the supplementary leverage ratio) commencing January 1, 2019. The RWA component would increase to 18% of RWAs on January 1, 2022. The proposed rule would also require a buffer of CET1 in an amount equal to the sum of (i) the capital conservation buffer (2.5% of RWAs), (ii) the G-SIB surcharge calculated in accordance with the Method One calculation and (iii) any applicable counter-cyclical capital buffer.

In addition, beginning in 2019, U.S. G-SIBs would also be required to maintain minimum eligible long-term debt equal to the greater of (i) 6% plus the G-SIB surcharge of RWAs and (ii) 4.5% of total leverage exposure. The proposed rule would disqualify from eligible long-term debt, among other instruments, debt securities that permit acceleration for reasons other than insolvency or payment default, as well as structured notes and debt securities not governed by U.S. law. The senior long-term debt of U.S. G-SIBs, including Group Inc., typically permits acceleration for reasons other than insolvency or payment default, and therefore would not qualify as eligible long-term debt under the proposed rule.

12	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The proposed rule would also prohibit Group Inc., as a U.S. G-SIB, from (i) guaranteeing liabilities of subsidiaries that are subject to early termination provisions if the parent company of a U.S. G-SIB enters into an insolvency or receivership proceeding, (ii) incurring liabilities guaranteed by subsidiaries, (iii) issuing short-term debt, or (iv) entering into derivatives and certain other financial contracts with external counterparties. Additionally, the proposed rule would cap, at 5% of the value of the U.S. G-SIB’s eligible TLAC, the amount of a U.S. G-SIB’s unsecured non-contingent third-party liabilities that are not eligible long-term debt that could rank equally with or junior to eligible long-term debt. Finally, the proposed rule would require U.S. G-SIBs and other large banking entities to deduct from their own Tier 2 capital certain holdings in unsecured debt of other U.S. G-SIBs, as well as holdings of their own unsecured debt securities. The Federal Reserve Board has also indicated that it is considering imposing subsidiary TLAC requirements on material operating subsidiaries of U.S. G-SIBs.

In November 2015, the Financial Stability Board issued a set of final principles and a final term sheet on a new minimum standard for TLAC of G-SIBs. The Financial Stability Board’s final standard also requires certain material subsidiaries of a G-SIB organized outside of the G-SIB’s home country, such as GSI, to maintain amounts of TLAC to facilitate the transfer of losses from operating subsidiaries to the parent company.

Also, in November 2015, the Basel Committee issued a proposal to implement internationally the capital deductions for G-SIBs’ holdings of the TLAC of other G-SIBs and their own, which will inform how the deductions are implemented by other national regulators.

In December 2015, the Bank of England published a consultation paper on its approach for setting a “minimum requirement for own funds and eligible liabilities” (MREL) under which certain U.K. financial institutions, including GSI, would need to maintain equity and liabilities sufficient to credibly bear losses in resolution. MREL is generally consistent with the Financial Stability Board’s TLAC standard.

The proposed MREL is the sum of a loss absorption amount and a recapitalization amount. The loss absorption amount is based on a firm’s minimum going-concern capital requirement, which currently consists of Pillar 1 (the minimum capital requirement under the fourth EU Capital Requirements Directive and EU Capital Requirements Regulation, collectively known as CRD IV), plus Pillar 2A (an additional amount to cover risks not adequately captured in Pillar 1). The recapitalization amount is based on a firm’s recapitalization needs post-resolution and any additional requirements to be determined by the Bank of England as necessary to maintain market confidence.

Resolution and Recovery. Each bank holding company with over $50 billion in assets and each designated systemically important financial institution is required by the Federal Reserve Board and the FDIC to provide an annual plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). Our resolution plan must, among other things, demonstrate that GS Bank USA is adequately protected from risks arising from our other entities. The regulators’ joint rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy and analyses of the company’s material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements. If the regulators jointly determine that an institution has failed to cure identified shortcomings in its resolution plan and that its resolution plan, after any permitted resubmission, is not credible, the regulators may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations or may jointly order the institutions to divest assets or operations in order to facilitate orderly resolution in the event of failure.

We are also required by the Federal Reserve Board to submit, on an annual basis, a global recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress.

The FDIC has issued a rule requiring each insured depository institution with $50 billion or more in assets, such as GS Bank USA, to provide a resolution plan. Similar to our resolution plan for Group Inc., our resolution plan for GS Bank USA must, among other things, demonstrate that it is adequately protected from risks arising from our other entities.

Goldman Sachs 2015 Form 10-K	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The EU Bank Recovery and Resolution Directive (the BRRD) required EU member states to grant, by January 1, 2016, “bail-in” powers to EU resolution authorities to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Financial institutions in the EU (including GSI) must provide that new contracts entered into after January 1, 2016 enable such actions and also amend pre-existing contracts governed by non-EU law to enable such actions, when the financial institutions could incur liabilities under such pre-existing contracts after January 1, 2016.

Separately, under the BRRD, financial contracts not governed by EU law are required to be amended so that the resolution authorities can impose a temporary stay of termination in resolution. These requirements must be implemented over 2016 and 2017, with the timing depending on the category of the counterparty of the financial institution. The BRRD also subjects investment firms to MREL so that they can be resolved without causing financial instability and without recourse to public funds in the event of a failure. In July 2015, the European Banking Authority published final draft Regulatory Technical Standards on MREL, which specify the common criteria under the BRRD. The Bank of England’s proposal on MREL is described above under “Total Loss-Absorbing Capacity.”

Insolvency of an Insured Depository Institution or a Bank Holding Company. Under the Federal Deposit Insurance Act of 1950, if the FDIC is appointed as conservator or receiver for an insured depository institution such as GS Bank USA, upon its insolvency or in certain other events, the FDIC has broad powers, including the power:

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

The Dodd-Frank Act created a new resolution regime (known as “orderly liquidation authority”) for bank holding companies and their affiliates that are systemically important and certain non-bank financial companies. Under the orderly liquidation authority, the FDIC may be appointed as receiver for the systemically important institution and its failed non-bank subsidiaries if, upon the recommendation of applicable regulators, the Secretary of the Treasury determines, among other things, that the institution is in default or in danger of default, that the institution’s failure would have serious adverse effects on the U.S. financial system and that resolution under the orderly liquidation authority would avoid or mitigate those effects.

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

14	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The orderly liquidation authority provisions of the Dodd-Frank Act became effective upon enactment. The FDIC has completed several rulemakings and taken other actions under the orderly liquidation authority, including the issuance of a notice describing some elements of its “single point of entry” or “SPOE” strategy pursuant to the orderly liquidation authority provisions of the Dodd-Frank Act. Under this strategy, the FDIC would, among other things, resolve a failed financial holding company by transferring its assets to a “bridge” holding company.

In November 2015, we, along with a number of other major global banking organizations, adhered to an updated version of the International Swaps and Derivatives Association Resolution Stay Protocol (the ISDA Protocol) that was developed in coordination with the Financial Stability Board. The ISDA Protocol imposes a stay on certain cross-default and early termination rights within standard ISDA derivatives contracts and securities financing transactions between adhering parties in the event that one of them is subject to resolution in its home jurisdiction, including a resolution under the orderly liquidation authority in the United States. The initial version, which addressed ISDA derivatives contracts, took effect in January 2015, and the updated version, which was revised to also cover securities financing transactions, took effect in January 2016. The ISDA Protocol is expected to be adopted more broadly in the future, following the adoption of regulations by banking regulators, and expanded to include instances where a U.S. financial holding company becomes subject to proceedings under the U.S. bankruptcy code.

FDIC Insurance. GS Bank USA accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, such as GS Bank USA. The amounts of these assessments for larger depository institutions (generally those that have $10 billion in assets or more), such as GS Bank USA, are currently based on the average total consolidated assets less the average tangible equity of the insured depository institution during the assessment period, the supervisory ratings of the insured depository institution and specified forward-looking financial measures used to calculate the assessment rate. The assessment rate is subject to adjustment by the FDIC.

In October 2015, the FDIC issued a proposed rule that would increase the reserve ratio for the Deposit Insurance Fund to 1.35% of total insured deposits. The proposed rule would impose a surcharge on the assessments of larger depository institutions, beginning the quarter after the reserve ratio first reaches or exceeds 1.15% and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. Under the proposed rule, if the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC would impose a shortfall assessment on larger depository institutions, including GS Bank USA.

Prompt Corrective Action. The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” in respect of depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet the capital requirements could also require a depository institution to raise capital. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator, as described under “Resolution and Recovery, and Insolvency — Insolvency of an Insured Depository Institution or a Bank Holding Company” above.

The prompt corrective action regulations apply only to depository institutions and not to bank holding companies such as Group Inc. However, the Federal Reserve Board is authorized to take appropriate action at the holding company level, based upon the undercapitalized status of the holding company’s depository institution subsidiaries. In certain instances relating to an undercapitalized depository institution subsidiary, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the holding company, the guarantee would take priority over the holding company’s general unsecured creditors, as described under “Source of Strength” above.

Goldman Sachs 2015 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Activities. The Dodd-Frank Act and the BHC Act generally restrict bank holding companies from engaging in business activities other than the business of banking and certain closely related activities.

Volcker Rule. The provisions of the Dodd-Frank Act referred to as the “Volcker Rule” became effective in July 2015. The Volcker Rule prohibits “proprietary trading,” but permits activities such as underwriting, market making and risk-mitigation hedging, requires an extensive compliance program and includes additional reporting and record keeping requirements. The reporting requirements include calculating daily quantitative metrics on covered trading activities (as defined in the rule) and providing these metrics to regulators on a monthly basis.

In addition, the Volcker Rule limits the sponsorship of, and investment in, “covered funds” (as defined in the rule) by banking entities, including Group Inc. and its subsidiaries. It also limits certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates. Covered funds include our private equity funds, certain of our credit and real estate funds, our hedge funds and certain other investment structures. The limitation on investments in covered funds requires us to reduce our investment in each such fund to 3% or less of the fund’s net asset value, and to reduce our aggregate investment in all such funds to 3% or less of our Tier 1 capital.

In December 2014, the Federal Reserve Board extended the conformance period through July 2016 for investments in, and relationships with, covered funds that were in place prior to December 31, 2013, and indicated that it intends to further extend the conformance period through July 2017.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments — Volcker Rule” in Part II, Item 7 of the 2015 Form 10-K for information about our investments in covered funds.

Other Restrictions. Financial holding companies generally can engage in a broader range of financial and related activities than are otherwise permissible for bank holding companies as long as they continue to meet the eligibility requirements for financial holding companies. The broader range of permissible activities for financial holding companies includes underwriting, dealing and making markets in securities and making investments in non-financial companies. In addition, financial holding companies are permitted under the GLB Act to engage in certain commodities activities in the United States that may otherwise be impermissible for bank holding companies, so long as the assets held pursuant to these activities do not equal 5% or more of their consolidated assets.

The Federal Reserve Board, however, has the authority to limit a financial holding company’s ability to conduct activities that would otherwise be permissible, and will likely do so if the financial holding company does not satisfactorily meet certain requirements of the Federal Reserve Board. For example, if a financial holding company or any of its U.S. depository institution subsidiaries ceases to maintain its status as well-capitalized or well-managed, the Federal Reserve Board may impose corrective capital and/or managerial requirements, as well as additional limitations or conditions. If the deficiencies persist, the financial holding company may be required to divest its U.S. depository institution subsidiaries or to cease engaging in activities other than the business of banking and certain closely related activities.

In addition, we are required to obtain prior Federal Reserve Board approval before engaging in certain banking and other financial activities both within and outside the United States.

Single-counterparty credit limits and early remediation requirements have been proposed but are still under consideration by the Federal Reserve Board. The proposed single-counterparty credit limits impose more stringent requirements for credit exposure among major financial institutions, which (together with other provisions incorporated into the Basel III capital rules) may affect our ability to transact or hedge with other financial institutions. The proposed early remediation rules are modeled on the prompt corrective action regime, described under “U.S. Deposit Insurance and Prompt Corrective Action”, but are designed to require action to begin in earlier stages of a company’s financial distress, based on a range of triggers, including capital and leverage, stress test results, liquidity and risk management.

16	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

If any insured depository institution subsidiary of a financial holding company fails to maintain at least a “satisfactory” rating under the Community Reinvestment Act, the financial holding company would be subject to similar restrictions on activities.

In addition, New York State banking law imposes lending limits (which take into account credit exposure from derivative transactions) and other requirements that could impact the manner and scope of GS Bank USA’s activities.

During the past several years, the U.S. federal bank regulatory agencies have raised concerns over origination and other practices in leveraged lending markets. The agencies have issued guidance that focuses on transaction structures and risk management frameworks and outlines high-level principles for safe-and-sound leveraged lending, including underwriting standards, valuation and stress testing.

Broker-Dealer and Securities Regulation

Our broker-dealer subsidiaries are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping, the financing of clients’ purchases, and the conduct of directors, officers and employees. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. GS&Co. is registered as a broker-dealer, a municipal advisor and an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. Self-regulatory organizations, such as FINRA and the NYSE, adopt rules that apply to, and examine, broker-dealers such as GS&Co.

In addition, state securities and other regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices, as described further below, as well as under “Other Regulation.” GSEC is a registered U.S. broker-dealer and is regulated by the SEC, the NYSE and FINRA. For a description of net capital requirements applicable to GS&Co. and GSEC, see Note 20 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K.

In Europe, we provide broker-dealer services that are subject to oversight by national regulators as well as EU regulators. These services are regulated in accordance with national laws, many of which implement EU directives, and increasingly by directly applicable EU regulations. These national and EU laws require, among other things, compliance with certain capital adequacy standards, customer protection requirements and market conduct and trade reporting rules.

We provide broker-dealer services in and from the United Kingdom under the regulation of the PRA and the FCA. GSI, our regulated U.K. broker-dealer subsidiary, is subject to capital requirements imposed by the PRA. GSI also has its own capital planning and stress testing process, which incorporates internally designed stress tests and those required under the PRA’s Internal Capital Adequacy Assessment Process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital — Subsidiary Capital Requirements” in Part II, Item 7 of the 2015 Form 10-K for information about GSI’s capital ratios.

Goldman Sachs Japan Co., Ltd. (GSJCL), our regulated Japanese broker-dealer, is subject to capital requirements imposed by Japan’s Financial Services Agency. GSJCL is also regulated by the Tokyo Stock Exchange, the Osaka Exchange, the Tokyo Financial Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange, Securities and Exchange Surveillance Commission, Bank of Japan, the Ministry of Finance and the Ministry of Economy, Trade and Industry, among others.

Also, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore, the China Securities Regulatory Commission, the Korean Financial Supervisory Service, the Reserve Bank of India, the Securities and Exchange Board of India, the Australian Securities and Investments Commission and the Australian Securities Exchange, among others, regulate various of our subsidiaries and also have capital standards and other requirements comparable to the rules of the SEC. Various of our other subsidiaries are regulated by the banking and regulatory authorities in jurisdictions in which we operate, including, among others, Brazil and Dubai.

Our exchange-based market-making activities are subject to extensive regulation by a number of securities exchanges. As a market maker on exchanges, we are required to maintain orderly markets in the securities to which we are assigned.

Goldman Sachs 2015 Form 10-K	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The Dodd-Frank Act will result in additional regulation by the SEC, the CFTC and other regulators of our broker-dealer and regulated subsidiaries in a number of respects. The legislation calls for the imposition of expanded standards of care by market participants in dealing with clients and customers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers. In addition, the U.S. Department of Labor has issued proposed rules defining the circumstances in which a person would be treated as a fiduciary under the Employee Retirement Income Security Act of 1974 by reason of providing investment advice to retirement plans and individual retirement accounts, as well as proposed exemptions.

Our broker-dealer and other subsidiaries are also subject to rules adopted by federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates an asset-backed security transaction to retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party. Securitizations would also be affected by rules proposed by the SEC to implement the Dodd-Frank Act’s prohibition against securitization participants engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The proposed rules would exempt bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

The SEC, FINRA and regulators in various non-U.S. jurisdictions have imposed both conduct-based and disclosure-based requirements with respect to research reports and research analysts and may impose additional regulations.

Swaps, Derivatives and Commodities Regulation

The commodity futures, commodity options and swaps industry in the United States is subject to regulation under the U.S. Commodity Exchange Act. The CFTC is the federal agency charged with the administration of the CEA. In addition, the SEC is the federal agency charged with the regulation of security-based swaps. Several of our subsidiaries, including GS&Co. and GSEC, are registered with the CFTC and act as futures commission merchants, commodity pool operators, commodity trading advisors or (as described below) swap dealers, and are subject to CFTC regulations. The rules and regulations of various self-regulatory organizations, such as the Chicago Board of Trade and the Chicago Mercantile Exchange, other futures exchanges and the National Futures Association, also govern the commodity futures, commodity options and swaps activities of these entities. In addition, Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer and conducts certain OTC derivatives activities.

The Dodd-Frank Act provides for significantly increased regulation of, and restrictions on, derivative markets and transactions. In particular, the Dodd-Frank Act imposes the following requirements relating to swaps and security-based swaps:

•	Real-time public and regulatory reporting of trade information for swaps and security-based swaps and large trader reporting for swaps;

•	Registration of swap dealers and major swap participants with the CFTC and of security-based swap dealers and major security-based swap participants with the SEC;

•	Position limits, aggregated generally across commonly controlled accounts and commonly controlled affiliates, that cap exposure to derivatives on certain physical commodities;

•	Mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps and security-based swaps;

•

New business conduct standards and other requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants, covering their relationships with counterparties, internal oversight and compliance structures, conflict of interest rules, internal information barriers, general and trade-specific record-keeping and risk management;

18	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

•	Margin requirements for trades that are not cleared through a central counterparty; and

•	Entity-level capital requirements for swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants.

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

The CFTC is responsible for issuing rules relating to swaps, swap dealers and major swap participants, and the SEC is responsible for issuing rules relating to security-based swaps, security-based swap dealers and major security-based swap participants. The U.S. federal bank regulatory agencies (acting jointly) adopted final rules in October 2015 and the CFTC adopted final margin rules for uncleared swaps in December 2015 that will phase in variation margin requirements from September 1, 2016 through March 1, 2017 and initial margin requirements from September 1, 2016 through September 1, 2020, depending on the level of swaps and foreign exchange forward transaction activity of the swap dealer and the relevant counterparty. The final rules of the U.S. federal bank regulatory agencies would generally apply to inter-affiliate transactions, with limited relief available from the initial margin requirements for affiliates that have registered with the CFTC as swap dealers. Under the CFTC final rules, inter-affiliate transactions would be exempt from initial margin requirements with certain exceptions, but variation margin requirements would still apply. We expect the SEC to adopt margin regulations as well in 2016.

The CFTC has not yet finalized its capital regulations for swap dealers. However, many of the requirements, including registration of swap dealers, mandatory clearing and execution of certain swaps, business conduct standards and real-time public trade reporting, have taken effect already under CFTC rules, and the SEC and the CFTC have finalized the definitions of a number of key terms. Finally, the CFTC has begun to decide which swaps must be cleared through central counterparties and executed on swap execution facilities or exchanges. In particular, certain interest rate swaps and credit default swaps are now subject to these clearing and trade-execution requirements. The CFTC is expected to continue to make such determinations during 2016.

The SEC has adopted rules relating to trade reporting and real-time reporting requirements for security-based swap dealers and major security-based swap participants. The SEC has also adopted final rules relating to the registration of security-based swap dealers, but such registration is not currently required. The SEC has proposed, but not yet finalized, rules to impose margin, capital, segregation and business conduct requirements for security-based swap dealers and major security-based swap participants. The SEC has also proposed rules that would govern the design of new trading venues for security-based swaps and establish the process for determining which products must be traded on these venues.

We have registered certain subsidiaries as “swap dealers” under the CFTC rules, including GS&Co., GS Bank USA, GSI and J. Aron & Company. We also expect to register certain subsidiaries as security-based swap dealers. We expect that these subsidiaries, and our businesses more broadly, will continue to be subject to significant and developing regulation and regulatory oversight in connection with swap-related activities.

Similar regulations have been proposed or adopted in jurisdictions outside the United States, including the adoption of standardized execution and clearing, margining and reporting requirements for OTC derivatives. For instance, the EU has established regulatory requirements for OTC derivatives activities under the European Market Infrastructure Regulation, including requirements relating to portfolio reconciliation and reporting, which have already taken effect, as well as requirements relating to clearing and margining for uncleared derivatives, which are currently expected to be finalized during 2016.

Goldman Sachs 2015 Form 10-K	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The CFTC and SEC have issued guidance and rules relating to swap activities. The CFTC has provided guidance and timing on the cross-border regulation of swaps and announced that it had reached an understanding with the European Commission regarding the cross-border regulation of derivatives and the common goals underlying their respective regulations. The CFTC also approved certain comparability determinations that would permit substituted compliance with non-U.S. regulatory regimes for certain swap regulations related to certain business conduct requirements, including chief compliance officer duties, conflict of interest rules, monitoring of position limits, record-keeping and risk management. The SEC issued rules and guidance on cross-border security-based swap activities and the CFTC issued proposed rules that would determine the circumstances under which registered swap dealers would be subject to the CFTC’s rules regarding margin in connection with uncleared swaps in cross-border transactions. In particular, under the proposal, certain non-U.S. swap dealers would generally be required to comply with the CFTC’s rules but, with respect to the requirement to post margin, these non-U.S. swap dealers would be permitted to comply with comparable margin requirements in a foreign jurisdiction, subject to the CFTC’s approval of the particular jurisdiction. Substituted compliance would also be available with respect to the collection of margin in certain circumstances. The CFTC’s rules will only be applicable to those swap dealers that are not subject to the margin requirements of a prudential regulator.

The application of new derivatives rules across different national and regulatory jurisdictions has not yet been fully established and specific determinations of the extent to which regulators in each of the relevant jurisdictions will defer to regulations in other jurisdictions have not yet been completed. The full impact of the various U.S. and non-U.S. regulatory developments in this area will not be known with certainty until all the rules are finalized and implemented and market practices and structures develop under the final rules.

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

In addition, as a result of our power-related and commodities activities, we are subject to energy, environmental and other governmental laws and regulations, as described under “Risk Factors — Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation and involve certain potential risks, including environmental, reputational and other risks that may expose us to significant liabilities and costs” in Part I, Item 1A of the 2015 Form 10-K.

Investment Management Regulation

Our investment management business is subject to significant regulation in numerous jurisdictions around the world relating to, among other things, the safeguarding of client assets, offerings of funds, marketing activities, transactions among affiliates and our management of client funds.

Certain of our subsidiaries are registered with, and subject to oversight by, the SEC as investment advisers. The SEC recently adopted amendments to the rules that govern SEC-registered money market mutual funds. The new rules require institutional prime money market funds to value their portfolio securities using market-based factors and to sell and redeem their shares based on a floating net asset value. In addition, the rules allow, in certain circumstances, for the board of directors of money market mutual funds to impose liquidity fees and redemption gates and also require additional disclosure, reporting and stress testing. Certain reporting requirements became effective during 2015, and the firm’s money market mutual funds will be required to comply with the amendments relating to floating net asset value, fees and redemption gates and stress testing in 2016.

In September 2015, the SEC also proposed rules that would require registered funds to adopt and implement liquidity risk management programs, including establishing a minimum percentage of net assets that could be invested only in assets offering three-day liquidity and classifying and reviewing the liquidity of fund portfolio assets; permit funds to employ “swing pricing,” under which the net asset value of a fund’s shares may be adjusted in order to pass the cost of trading in such shares to purchasing or redeeming shareholders; and require related disclosures.

20	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In December 2015, the SEC also proposed a new rule regulating the use of derivatives by registered funds. Under the proposed rule, a registered fund would be required to, among other things, comply with one of two alternative portfolio limitations designed to impose a limit on the total amount of leverage the fund can obtain through derivatives transactions; maintain a minimum amount of “qualifying coverage assets” (generally limited to cash and cash equivalents) to support payment obligations for each derivative transaction; establish a derivatives risk management program if derivative use meets specified thresholds; and comply with new recordkeeping, disclosure and reporting requirements related to its use of derivatives.

Certain of our European subsidiaries are subject to the Alternative Investment Fund Managers Directive and related regulations, which govern the approval, organizational, marketing and reporting requirements of EU-based alternative investment managers and the ability of alternative investment fund managers located outside the EU to access the EU market.

The European Commission has published a proposal relating to money market funds, including provisions prescribing minimum levels of daily and weekly liquidity, clear labeling of money market funds, a 3% capital buffer for constant net asset value funds and internal credit risk assessments.

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

The Financial Stability Board has released standards for implementing certain compensation principles for banks and other financial companies designed to encourage sound compensation practices. These standards are to be implemented by local regulators. In the EU, CRD IV includes compensation provisions designed to implement the Financial Stability Board’s compensation standards. These rules have been implemented by EU member states and, among other things, limit the ratio of variable to fixed compensation of certain employees, including those identified as having a material impact on the risk profile of EU-regulated entities, including GSI.

The EU has also introduced rules regulating compensation for certain persons providing services to certain investment funds. These requirements are in addition to the guidance issued by U.S. financial regulators described above and the Dodd-Frank Act provision described below.

Goldman Sachs 2015 Form 10-K	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include Group Inc. and some of its depository institution, broker-dealer and investment adviser subsidiaries) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The initial version of these regulations was proposed by the U.S. financial regulators in early 2011 but the regulations have not yet been finalized. The proposed regulations incorporate the three key principles from the regulatory guidance described above. If the regulations are adopted in the form proposed, they may restrict our flexibility with respect to the manner in which we structure compensation.

Anti-Money Laundering and Anti-Bribery Rules and Regulations

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

In addition, we are subject to laws and regulations worldwide, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. The obligation of financial institutions, including Goldman Sachs, to identify their clients, to monitor for and report suspicious transactions, to monitor direct and indirect payments to government officials, to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls.

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

The EU finalized the Markets in Financial Instruments Regulation and a revision of the Markets in Financial Instruments Directive (collectively, MiFID II). These include new extensive market structure reforms, such as the establishment of new trading venue categories for the purposes of discharging the obligation to trade OTC derivatives on a trading platform, enhanced pre- and post-trade transparency covering a wider range of financial instruments and a reform of the equities markets. Commodities trading firms will be required to calculate their positions and adhere to specific limits. Other reforms introduce enhanced transaction reporting, the publication of best execution data by investment firms and trading venues, investor protection-related and organizational requirements. Other requirements may affect the way investment managers can pay for the receipt of investment research. On February 10, 2016, the European Commission proposed delaying the effectiveness of MiFID II until January 2018.

The EU and national financial legislators and regulators have proposed or adopted numerous further market reforms that may impact our businesses, including heightened corporate governance standards for financial institutions and rules on indices that are used as benchmarks for financial instruments or funds. In addition, the European Commission, the European Securities Market Authority and the European Banking Authority have announced or are formulating regulatory standards and other measures which will impact our European operations. Certain of our subsidiaries are also regulated by the European securities, derivatives and commodities exchanges of which they are members.

22	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The European Commission has published a proposal for a common system of financial transactions tax which would be implemented in certain EU member states willing to engage in enhanced cooperation in this area. The proposed financial transactions tax is broad in scope and would apply to transactions in a wide variety of financial instruments and derivatives. The European Commission has also published a draft proposal for structural reform of EU banks, which would prohibit certain banks from proprietary trading and would require separating certain trading activities from deposit-taking entities.

As described above, many of our subsidiaries are subject to regulatory capital requirements in jurisdictions throughout the world. Subsidiaries not subject to separate regulation may hold capital to satisfy local tax guidelines, rating agency requirements or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based upon its underlying risk.

Certain of our businesses are subject to laws and regulations enacted by U.S. federal and state governments, the EU or other jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others, including the GLB Act, the EU Data Protection Directive, the Japanese Personal Information Protection Act, the Hong Kong Personal Data (Privacy) Ordinance, the Australian Privacy Act and the Brazilian Bank Secrecy Law.

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

From time to time, we use our website, our Twitter account (twitter.com/GoldmanSachs) and other social media channels as additional means of disclosing public information to investors, the media and others interested in Goldman Sachs. It is possible that certain information we post on our website and on social media could be deemed to be material information, and we encourage investors, the media and others interested in Goldman Sachs to review the business and financial information we post on our website and on the social media channels identified above. The information on our website and the firm’s social media channels is not incorporated by reference into the 2015 Form 10-K.

Goldman Sachs 2015 Form 10-K	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the 2015 Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity rules applicable to banks and bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, and statements about our investment banking transaction backlog. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those described below and under “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

Statements about the agreement in principle to resolve the RMBS Working Group investigation and its impact on the firm’s results of operations, financial condition and cash flows are based on the firm’s current expectations regarding the ultimate terms of the definitive settlement documentation. The agreement in principle is subject to the negotiation of definitive documentation, and there can be no assurance that the firm, the U.S. Department of Justice and the other applicable governmental authorities will agree on the definitive documentation. Accordingly, the effects of the definitive settlement, as well as the firm’s ability to negotiate definitive documentation for the settlement, may change materially from what is currently expected.

Statements about our investment banking transaction backlog are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or continued weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For information about other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

We have provided in this filing information regarding the firm’s capital ratios, including the CET1 ratios under the Advanced and Standardized approaches on a fully phased-in basis, as well as the LCR and the supplementary leverage ratios for the firm and GS Bank USA. The statements with respect to these ratios are forward-looking statements, based on our current interpretation, expectations and understandings of the relevant regulatory rules and guidance, and reflect significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated. As a result, the methods used to calculate these ratios may differ, possibly materially, from those used in calculating the firm’s capital, liquidity and leverage ratios for any future disclosures. The ultimate methods of calculating the ratios will depend on, among other things, implementation guidance or further rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

24	Goldman Sachs 2015 Form 10-K

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

Our businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally, both directly and through their impact on client activity levels. These conditions can change suddenly and negatively.

Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, regulatory and market conditions which result in transparent, liquid and efficient capital markets, low inflation, high business and investor confidence, stable geopolitical conditions, clear regulations and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: concerns about sovereign defaults; uncertainty in U.S. federal fiscal or monetary policy, the U.S. federal debt ceiling and the continued funding of the U.S. government; the extent of and uncertainty about the timing and nature of regulatory reforms; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; illiquid markets; increases in inflation, interest rates, exchange rate or basic commodity price volatility or default rates; outbreaks of hostilities or other geopolitical instability; corporate, political or other scandals that reduce investor confidence in capital markets; extreme weather events or other natural disasters or pandemics; or a combination of these or other factors.

In 2008 and through early 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Since 2011, concerns about European sovereign debt risk and its impact on the European banking system, and about changes in interest rates and other market conditions or actual changes in interest rates and other market conditions, including market conditions in China, have resulted, at times, in significant volatility while negatively impacting the levels of client activity.

General uncertainty about economic, political and market activities, and the scope, timing and final implementation of regulatory reform, as well as weak consumer, investor and CEO confidence resulting in large part from such uncertainty, continues to negatively impact client activity, which adversely affects many of our businesses. Periods of low volatility and periods of high volatility combined with a lack of liquidity, have at times had an unfavorable impact on our market-making businesses.

Our revenues and profitability and those of our competitors have been and will continue to be impacted by requirements relating to capital, additional loss-absorbing capacity, leverage, minimum liquidity and long-term funding levels, requirements related to resolution and recovery planning, derivatives clearing and margin rules and levels of regulatory oversight, as well as limitations on whether and how certain business activities may be carried out by financial institutions. Although interest rates are at or near historically low levels, financial institution returns have also been negatively impacted by increased funding costs due in part to the withdrawal of perceived government support of such institutions in the event of future financial crises. In addition, liquidity in the financial markets has also been negatively impacted as market participants and market practices and structures adjust to new regulations.

The degree to which these and other changes resulting from the financial crisis will have a long-term impact on the profitability of financial institutions will depend on the final interpretation and implementation of new regulations, the manner in which markets, market participants and financial institutions adapt to the new landscape, and the prevailing economic and financial market conditions. However, there is a significant risk that such changes will, at least in the near term, continue to negatively impact the absolute level of revenues, profitability and return on equity at our firm and at other financial institutions.

Goldman Sachs 2015 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.

As a participant in the financial services industry and a systemically important financial institution, we are subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses. In many cases, our activities may be subject to overlapping and divergent regulation in different jurisdictions. Among other things, as a result of regulators or private parties challenging our compliance with existing laws and regulations, we could be fined, prohibited from engaging in some of our business activities, subject to limitations or conditions on our business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our businesses or with respect to our employees. Such limitations or conditions may negatively impact our profitability.

Separate and apart from the impact on the scope and profitability of our business activities, day-to-day compliance with existing laws and regulations, in particular those laws and regulations adopted since 2008, has involved and will continue to involve significant amounts of time, including that of our senior leaders and that of an increasing number of dedicated compliance and other reporting and operational personnel, all of which may negatively impact our profitability.

If there are new laws or regulations or changes in the enforcement of existing laws or regulations applicable to our businesses or those of our clients, including capital, liquidity, leverage, long-term debt, total loss-absorbing capacity and margin requirements, restrictions on leveraged lending or other business practices, reporting requirements, requirements relating to recovery and resolution planning, tax burdens and compensation restrictions, that are imposed on a limited subset of financial institutions (either based on size, activities, geography or other criteria), compliance with these new laws or regulations, or changes in the enforcement of existing laws or regulations, could adversely affect our ability to compete effectively with other institutions that are not affected in the same way. In addition, regulation imposed on financial institutions or market participants generally, such as taxes on financial transactions, could adversely impact levels of market activity more broadly, and thus impact our businesses.

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

Among the aspects of the Dodd-Frank Act that have affected or may in the future affect our businesses are: increased capital, liquidity and reporting requirements; limitations on activities in which we may engage; increased regulation of and restrictions on OTC derivatives markets and transactions; limitations on incentive compensation; limitations on affiliate transactions; requirements to reorganize or limit activities in connection with recovery and resolution planning; increased deposit insurance assessments; and increased standards of care for broker-dealers and investment advisers in dealing with clients. The implementation of higher capital requirements, the liquidity coverage ratio, the net stable funding ratio, requirements relating to long-term debt and total loss-absorbing capacity and the prohibition on proprietary trading and the sponsorship of, or investment in, covered funds by the Volcker Rule may adversely affect our profitability and competitive position, particularly if these requirements do not apply, or do not apply equally, to our competitors or are not implemented uniformly across jurisdictions.

As described under “Business — Regulation — Capital and Liquidity Requirements — Payment of Dividends and Stock Repurchases” in Part I, Item 1 of the 2015 Form 10-K, Group Inc.’s proposed capital actions and capital plan are reviewed by the Federal Reserve Board as part of the CCAR process. If the Federal Reserve Board objects to our proposed capital actions in our capital plan, Group Inc. could be prohibited from taking some or all of the proposed capital actions, including increasing or paying dividends on common or preferred stock or repurchasing common stock or other capital securities. Our inability to carry out our proposed capital actions could, among other things, prevent us from returning capital to our shareholders and impact our return on equity.

26	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We are also subject to laws and regulations relating to the privacy of the information of clients, employees or others, and any failure to comply with these regulations could expose us to liability and/or reputational damage. In addition, our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data on-shoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security, which could, among other things, make us more vulnerable to cyber attacks and misappropriation, corruption or loss of information or technology.

Increasingly, regulators and courts have sought to hold financial institutions liable for the misconduct of their clients where such regulators and courts have determined that the financial institution should have detected that the client was engaged in wrongdoing, even though the financial institution had no direct knowledge of the activities engaged in by its client. Regulators and courts have also increasingly found liability as a “control person” for activities of entities in which financial institutions or funds controlled by financial institutions have an investment, but which they do not actively manage. In addition, regulators and courts continue to seek to establish “fiduciary” obligations to counterparties to which no such duty had been assumed to exist. To the extent that such efforts are successful, the cost of, and liabilities associated with, engaging in brokerage, clearing, market-making, prime brokerage, investing and other similar activities could increase significantly. To the extent that we have fiduciary obligations in connection with acting as a financial adviser, investment adviser or in other roles for individual, institutional, sovereign or investment fund clients, any breach, or even an alleged breach, of such obligations could have materially negative legal, regulatory and reputational consequences.

For information about the extensive regulation to which our businesses are subject, see “Business — Regulation” in Part I, Item 1 of the 2015 Form 10-K.

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

In certain circumstances (particularly in the case of credit products, including leveraged loans, and private equities or other securities that are not freely tradable or lack established and liquid trading markets), it may not be possible or economic to hedge such exposures and to the extent that we do so the hedge may be ineffective or may greatly reduce our ability to profit from increases in the values of the assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading markets for certain assets, which may make it difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may negatively affect our capital, liquidity or leverage ratios, increase our funding costs and generally require us to maintain additional capital.

In our exchange-based market-making activities, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing securities in a declining market. In markets where asset values are declining and in volatile markets, this results in losses and an increased need for liquidity.

Goldman Sachs 2015 Form 10-K	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We receive asset-based management fees based on the value of our clients’ portfolios or investment in funds managed by us and, in some cases, we also receive incentive fees based on increases in the value of such investments. Declines in asset values reduce the value of our clients’ portfolios or fund assets, which in turn reduce the fees we earn for managing such assets.

We post collateral to support our obligations and receive collateral to support the obligations of our clients and counterparties in connection with our client execution businesses. When the value of the assets posted as collateral or the credit ratings of the party posting collateral decline, the party posting the collateral may need to provide additional collateral or, if possible, reduce its trading position. A classic example of such a situation is a “margin call” in connection with a brokerage account. Therefore, declines in the value of asset classes used as collateral mean that either the cost of funding positions is increased or the size of positions is decreased. If we are the party providing collateral, this can increase our costs and reduce our profitability and if we are the party receiving collateral, this can also reduce our profitability by reducing the level of business done with our clients and counterparties. In addition, volatile or less liquid markets increase the difficulty of valuing assets which can lead to costly and time-consuming disputes over asset values and the level of required collateral, as well as increased credit risk to the recipient of the collateral due to delays in receiving adequate collateral.

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

Our credit businesses have been and may in the future be negatively affected by a lack of liquidity in credit markets. A lack of liquidity reduces price transparency, increases price volatility and decreases transaction volumes and size, all of which can increase transaction risk or decrease the profitability of such businesses.

To the extent that the final rules related to TLAC require us to issue material amounts of additional qualified loss-absorbing debt or to refinance material amounts of our existing debt, such requirements, at least in the near term, could increase our borrowing costs, perhaps materially, and negatively impact the debt capital markets. See “Business — Regulation — Banking Supervision and Regulation — Total Loss-Absorbing Capacity” in Part I, Item 1 of the 2015 Form 10-K for more information about the Federal Reserve Board’s proposed rules on loss-absorbency requirements.

Our market-making activities have been and may be affected by changes in the levels of market volatility.

Certain of our market-making activities depend on market volatility to provide trading and arbitrage opportunities to our clients, and decreases in volatility may reduce these opportunities and adversely affect the results of these activities. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by Value-at-Risk (VaR) and may expose us to increased risks in connection with our market-making activities or cause us to reduce our market-making positions in order to avoid increasing our VaR. Limiting the size of our market-making positions can adversely affect our profitability. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances we may be forced to either take on additional risk or to realize losses in order to decrease our VaR. In addition, increases in volatility increase the level of our RWAs, which increases our capital requirements.

28	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our investment banking, client execution and investment management businesses have been adversely affected and may in the future be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to general declines in economic activity and other unfavorable economic, geopolitical or market conditions.

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

Goldman Sachs 2015 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

To the extent that we have positions through our market-making or origination activities or we make investments directly through our investing activities, including private equity, that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. In addition, to the extent permitted by applicable law and regulation, we invest our own capital in private equity, credit, real estate and hedge funds that we manage and limitations on our ability to withdraw some or all of our investments in these funds, whether for legal, reputational or other reasons, may make it more difficult for us to control the risk exposures relating to these investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments — Volcker Rule” in Part II, Item 7 of the 2015 Form 10-K for information about our plans to reduce our interests in covered funds in order to comply with the Volcker Rule.

Prudent risk management, as well as regulatory restrictions, may cause us to limit our exposure to counterparties, geographic areas or markets, which may limit our business opportunities and increase the cost of our funding or hedging activities.

For further information about our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of the 2015 Form 10-K.

Our liquidity, profitability and businesses may be adversely affected by an inability to access the debt capital markets or to sell assets or by a reduction in our credit ratings or by an increase in our credit spreads.

Liquidity is essential to our businesses. Our liquidity may be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from our subsidiaries or otherwise allocate liquidity optimally across our firm, an inability to sell assets or redeem our investments, or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us, or even by the perception among market participants that we, or other market participants, are experiencing greater liquidity risk.

We employ structured products to benefit our clients and hedge our own risks. The financial instruments that we hold and the contracts to which we are a party are often complex, and these complex structured products often do not have readily available markets to access in times of liquidity stress. Our investing and lending activities may lead to situations where the holdings from these activities represent a significant portion of specific markets, which could restrict liquidity for our positions.

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

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under certain provisions in some of our trading and collateralized financing contracts. Under these provisions, counterparties could be permitted to terminate contracts with us or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. As of December 2015, in the event of a one-notch and two-notch downgrade of our credit ratings our counterparties could have called for additional collateral or termination payments related to our net derivative liabilities under bilateral agreements in an aggregate amount of $1.06 billion and $2.69 billion, respectively. A downgrade by any one rating agency, depending on the agency’s relative ratings of the firm at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. For further information about our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management — Credit Ratings” in Part II, Item 7 of the 2015 Form 10-K.

30	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of U.S. Treasury securities (or other benchmark securities) of the same maturity that we need to pay to our debt investors). Increases in our credit spreads can significantly increase our cost of this funding. Changes in credit spreads are continuous, market-driven, and subject at times to unpredictable and highly volatile movements. Our credit spreads are also influenced by market perceptions of our creditworthiness. In addition, our credit spreads may be influenced by movements in the costs to purchasers of credit default swaps referenced to our long-term debt. The market for credit default swaps has proven to be extremely volatile and at times has lacked a high degree of transparency or liquidity.

Regulatory changes relating to liquidity may also negatively impact our results of operations and competitive position. Recently, numerous regulations have been adopted or proposed, and additional regulations are under consideration, to introduce more stringent liquidity requirements for large financial institutions. These regulations and others being considered address, among other matters, liquidity stress testing, minimum liquidity requirements, wholesale funding, limitations on the issuance of short-term debt and structured notes and prohibitions on parent guarantees that are subject to cross-defaults. These may overlap with, and be impacted by, other regulatory changes, including new guidance on the treatment of brokered deposits and the capital, leverage and resolution and recovery frameworks applicable to large financial institutions, as well as proposals relating to minimum long-term debt requirements and TLAC, including limitations on the terms of eligible debt securities qualifying as TLAC or as eligible long-term debt – limiting events of default, excluding structured notes and restrictions on non-U.S. governing law. Given the overlap and complex interactions among these new and prospective regulations, they may have unintended cumulative effects, and their full impact will remain uncertain until implementation of post-financial crisis regulatory reform is complete.

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

In addition, our status as a bank holding company subjects us to heightened regulation and increased regulatory scrutiny by the Federal Reserve Board with respect to transactions between GS Bank USA and entities that are or could be viewed as affiliates of ours and, under the Volcker Rule, transactions between Goldman Sachs and certain covered funds.

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

A failure in our operational systems or infrastructure, or those of third parties, as well as human error, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.

Our businesses are highly dependent on our ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex and occur at high volumes and frequencies, across numerous and diverse markets in many currencies. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards.

Goldman Sachs 2015 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Many rules and regulations worldwide govern our obligations to report transactions to regulators, exchanges and investors. Compliance with these legal and reporting requirements can be challenging, and the firm and other financial institutions have been subject to regulatory fines and penalties for failing to report timely, accurate and complete information. As reporting requirements expand, compliance with these rules and regulations has become more challenging.

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

Systems enhancements and updates, as well as the requisite training, including in connection with the integration of new businesses, entail significant costs and create risks associated with implementing new systems and integrating them with existing ones.

Notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on human beings as our greatest resource, and, from time-to-time, they make mistakes that are not always caught immediately by our technological processes or by our other procedures which are intended to prevent and detect such errors. These can include calculation errors, mistakes in addressing emails, errors in software development or implementation, or simple errors in judgment. We strive to eliminate such human errors through training, supervision, technology and by redundant processes and controls. Human errors, even if promptly discovered and remediated, can result in material losses and liabilities for the firm.

In addition, we face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities and derivatives transactions, and as our interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

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

32	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Despite the resiliency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, satellite, undersea cable or other communications, internet, transportation or other services facilities used by us or third parties with which we conduct business, including cloud service providers. These disruptions may occur as a result of events that affect only our buildings or systems or those of such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings or systems are located, including, but not limited to, natural disasters, war, civil unrest, terrorism, economic or political developments, pandemics and weather events.

Nearly all of our employees in our primary locations, including the New York metropolitan area, London, Bengaluru, Hong Kong, Tokyo and Salt Lake City, work in close proximity to one another, in one or more buildings. Notwithstanding our efforts to maintain business continuity, given that our headquarters and the largest concentration of our employees are in the New York metropolitan area, and our two principal office buildings in the New York area both are located on the waterfront of the Hudson River, depending on the intensity and longevity of the event, a catastrophic event impacting our New York metropolitan area offices, including a terrorist attack, extreme weather event or other hostile or catastrophic event, could negatively affect our business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

A failure to protect our computer systems, networks and information, and our clients’ information, against cyber attacks and similar threats could impair our ability to conduct our businesses, result in the disclosure, theft or destruction of confidential information, damage our reputation and cause losses.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. There have been several highly publicized cases involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information in recent years, as well as cyber attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by foreign governments.

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

Despite our efforts to ensure the integrity of our systems and information, we may not be able to anticipate, detect or implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently and are often not recognized until launched. Cyber attacks can originate from a variety of sources, including third parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to place individuals within the firm or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data or that of our clients, and these types of risks may be difficult to detect or prevent.

Goldman Sachs 2015 Form 10-K	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

The increased use of mobile and cloud technologies can heighten these and other operational risks. We expect to expend significant additional resources on an ongoing basis to modify our protective measures and to investigate and remediate vulnerabilities or other exposures, but these measures may be ineffective and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. Certain aspects of the security of such technologies are unpredictable or beyond our control, and the failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies vastly increase the speed and computing power available.

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

34	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

There has been a trend towards increased regulation and supervision of our subsidiaries by the governments and regulators in the countries in which those subsidiaries are located or do business. Concerns about protecting clients and creditors of financial institutions that are controlled by persons or entities located outside of the country in which such entities are located or do business have caused or may cause a number of governments and regulators to take additional steps to “ring fence” or maintain internal total loss-absorbing capacity at such entities in order to protect clients and creditors of such entities in the event of financial difficulties involving such entities. The result has been and may continue to be additional limitations on our ability to efficiently move capital and liquidity among our affiliated entities, thereby increasing the overall level of capital and liquidity required by the firm on a consolidated basis.

Furthermore, Group Inc. has guaranteed the payment obligations of certain of its subsidiaries, including GS&Co., GS Bank USA and GSEC subject to certain exceptions. In addition, Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. These guarantees may require Group Inc. to provide substantial funds or assets to its subsidiaries or their creditors or counterparties at a time when Group Inc. is in need of liquidity to fund its own obligations.

The requirements for Group Inc. and GS Bank USA to develop and submit recovery and resolution plans to regulators, and the incorporation of feedback received from regulators, may require us to increase capital or liquidity levels or issue additional long-term debt at Group Inc. or particular subsidiaries or otherwise incur additional or duplicative operational or other costs at multiple entities, and may reduce our ability to provide Group Inc. guarantees of the obligations of our subsidiaries or raise debt at Group Inc. Resolution planning may also impair our ability to structure our intercompany and external activities in a manner that we may otherwise deem most operationally efficient. Furthermore, we may incur additional taxes. Any such limitations or requirements would be in addition to the legal and regulatory restrictions described above on our ability to engage in capital actions or make intercompany dividends or payments.

See “Business — Regulation” in Part I, Item 1 of the 2015 Form 10-K for further information about regulatory restrictions.

The application of regulatory strategies and requirements in the United States and non-U.S. jurisdictions to facilitate the orderly resolution of large financial institutions could create greater risk of loss for Group Inc.’s security holders.

As described under “Business — Regulation — Insolvency of an Insured Depository Institution or a Bank Holding Company,” if the FDIC is appointed as receiver under the orderly liquidation authority, the rights of Group Inc.’s creditors would be determined under the orderly liquidation authority, and substantial differences exist in the rights of creditors between the orderly liquidation authority and the U.S. Bankruptcy Code, including the right of the FDIC under the orderly liquidation authority to disregard the strict priority of creditor claims in some circumstances, which could have a material adverse effect on debt holders.

Goldman Sachs 2015 Form 10-K	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The FDIC has announced that a single point of entry strategy may be a desirable strategy under the orderly liquidation authority to resolve a large financial institution such as Group Inc. in a manner that would, among other things, impose losses on shareholders, debt holders (including, in our case, holders of our debt securities) and other creditors of the top-tier holding company (in our case, Group Inc.), while the holding company’s subsidiaries may continue to operate. It is possible that the application of the single point of entry strategy, in which Group Inc. would be the only legal entity to enter resolution proceedings, could result in greater losses to Group Inc.’s security holders (including holders of our fixed rate, floating rate and indexed debt securities), than the losses that could result from the application of a bankruptcy proceeding or a different resolution strategy for Group Inc. Assuming Group Inc. entered resolution proceedings and that support from Group Inc. to its subsidiaries was sufficient to enable the subsidiaries to remain solvent, losses at the subsidiary level would be transferred to Group Inc. and ultimately borne by Group Inc.’s security holders, third-party creditors of Group Inc.’s subsidiaries would receive full recoveries on their claims, and Group Inc.’s security holders (including our shareholders, holders of our debt securities and other unsecured creditors) could face significant losses.

The orderly liquidation authority also provides the FDIC with authority to cause creditors and shareholders of the financial company such as Group Inc. in receivership to bear losses before taxpayers are exposed to such losses, and amounts owed to the U.S. government would generally receive a statutory payment priority over the claims of private creditors, including senior creditors. In addition, under the orderly liquidation authority, claims of creditors (including holders of our debt securities) could be satisfied through the issuance of equity or other securities in a bridge entity to which Group Inc.’s assets are transferred. If such a securities-for-claims exchange were implemented, there can be no assurance that the value of the securities of the bridge entity would be sufficient to repay or satisfy all or any part of the creditor claims for which the securities were exchanged. While the FDIC has issued regulations to implement the orderly liquidation authority, not all aspects of how the FDIC might exercise this authority are known and additional rulemaking is likely.

The ultimate impact of the recently proposed rules requiring U.S. G-SIBs to maintain minimum amounts of long-term debt meeting specified eligibility requirements is uncertain.

On October 30, 2015, the Federal Reserve Board released for comment proposed rules (the TLAC Rules) that would require the eight U.S. G-SIBs, including Group Inc., among other things, to maintain minimum amounts of long-term debt (i.e., debt having a maturity greater than one year from issuance (LTD)) satisfying certain eligibility criteria commencing January 1, 2019. As proposed, the TLAC Rules would disqualify from eligible LTD, among other instruments, senior debt securities that permit acceleration for reasons other than insolvency or payment default, as well as debt securities defined as structured notes in the TLAC Rules (e.g., many of our indexed debt securities) and debt securities not governed by U.S. law. The currently outstanding senior LTD of U.S. G-SIBs, including Group Inc., typically permits acceleration for reasons other than insolvency or payment default and, as a result, neither such outstanding senior LTD nor any subsequently issued senior LTD with similar terms, would qualify as eligible LTD under the proposed rules. The Federal Reserve Board has requested comment on whether currently outstanding instruments should be allowed to count as eligible LTD “despite containing features that would be prohibited under the proposal.” The U.S. G-SIBs, including Group Inc., may need to take steps to come into compliance with the final TLAC Rules depending in substantial part on the ultimate eligibility requirements for senior LTD and any grandfathering provisions. Non-U.S. regulators are considering similar requirements. See “Business — Regulation — Banking Supervision and Regulation — Total Loss-Absorbing Capacity” in Part I, Item 1 of the 2015 Form 10-K for more information about the Federal Reserve Board’s proposed rules on loss-absorbency requirements.

In addition, certain jurisdictions, including the United Kingdom and the EU, have implemented, or are considering, changes to resolution regimes to provide resolution authorities with the ability to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Such “bail-in” powers are intended to enable the recapitalization of a failing institution by allocating losses to its shareholders and unsecured debt holders. U.S. and non-U.S. regulators are also considering requirements that certain subsidiaries of large financial institutions maintain minimum amounts of total loss-absorbing capacity that would pass losses up from the subsidiaries to the top-tier holding company and, ultimately, to security holders of the top-tier holding company in the event of failure.

36	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The application of Group Inc.’s proposed resolution strategy could result in greater losses for Group Inc.’s security holders, and failure to address shortcomings in our resolution plan could subject us to increased regulatory requirements.

In our resolution plan, Group Inc. would be resolved under the U.S. Bankruptcy Code. The strategy described in our resolution plan is a variant of the single point of entry strategy: Group Inc. would recapitalize and provide liquidity to certain major subsidiaries, including through the forgiveness of intercompany indebtedness, the extension of the maturities of intercompany indebtedness and the extension of additional intercompany loans. If this strategy were successful, creditors of some or all of Group Inc.’s major subsidiaries would receive full recoveries on their claims, while Group Inc.’s security holders could face significant losses. If this strategy were not successful, Group Inc.’s financial condition would be adversely impacted and Group Inc.’s security holders, including debt holders, may as a consequence be in a worse position than if the strategy had not been implemented. In all cases, any payments to debt holders are dependent on our ability to make such payments and are therefore subject to our credit risk.

In August 2014, the Federal Reserve Board and the FDIC indicated that Group Inc., along with other large industry participants, had certain shortcomings in the 2013 resolution plans that were required to have been addressed in the 2015 resolution plans. If it is determined that Group Inc. did not effectively address these shortcomings, the Federal Reserve Board and the FDIC could, after any permitted resubmission, find our resolution plan not credible and require us to hold more capital, change our business structure or dispose of businesses, which could have a negative impact on our ability to return capital to shareholders, financial condition, results of operations or competitive position.

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

Goldman Sachs 2015 Form 10-K	37

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

In the ordinary course of business, we may be subject to a concentration of credit risk to a particular counterparty, borrower, issuer, including sovereign issuers, or geographic area or group of related countries, such as the EU, and a failure or downgrade of, or default by, such entity could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries, counterparties and countries, we routinely execute a high volume of transactions with counterparties engaged in financial services activities, including brokers and dealers, commercial banks, clearing houses, exchanges and investment funds. This has resulted in significant credit concentration with respect to these counterparties. Provisions of the Dodd-Frank Act have led to increased centralization of trading activity through particular clearing houses, central agents or exchanges, which has significantly increased our concentration of risk with respect to these entities.

The financial services industry is both highly competitive and interrelated.

The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation, creditworthiness and price. There has been substantial consolidation and convergence among companies in the financial services industry. This consolidation and convergence has hastened the globalization of the securities and other financial services markets.

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

38	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The financial services industry is highly interrelated in that a significant volume of transactions occur among a limited number of members of that industry. Many transactions are syndicated to other financial institutions and financial institutions are often counterparties in transactions. This has led to claims by other market participants and regulators that such institutions have colluded in order to manipulate markets or market prices, including allegations that antitrust laws have been violated. While we have extensive procedures and controls that are designed to identify and prevent such activities, allegations of such activities, particularly by regulators, can have a negative reputational impact and can subject us to large fines and settlements, and potentially significant penalties, including treble damages.

We face enhanced risks as new business initiatives lead us to transact with a broader array of clients and counterparties and expose us to new asset classes and new markets.

A number of our recent and planned business initiatives and expansions of existing businesses may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and expose us to new asset classes and new markets. For example, we continue to transact business and invest in new regions, including a wide range of emerging and growth markets. Furthermore, in a number of our businesses, including where we make markets, invest and lend, we directly or indirectly own interests in, or otherwise become affiliated with the ownership and operation of public services, such as airports, toll roads and shipping ports, as well as physical commodities and commodities infrastructure components, both within and outside the United States.

We have announced our intention to increase our consumer-oriented deposit-taking activities. To the extent we engage in such activities or similar consumer-oriented activities, we could face additional compliance, legal and regulatory risk, increased reputational risk and increased operational risk due to, among other things, higher transaction volumes and significantly increased retention and transmission of customer and client information.

New business initiatives expose us to new and enhanced risks, including risks associated with dealing with governmental entities, reputational concerns arising from dealing with less sophisticated counterparties and investors, greater regulatory scrutiny of these activities, increased credit-related, market, sovereign and operational risks, risks arising from accidents or acts of terrorism, and reputational concerns with the manner in which these assets are being operated or held or in which we interact with these counterparties.

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

Goldman Sachs 2015 Form 10-K	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals; therefore, our continued ability to compete effectively in our businesses, to manage our businesses effectively and to expand into new businesses and geographic areas depends on our ability to attract new talented and diverse employees and to retain and motivate our existing employees. Factors that affect our ability to attract and retain such employees include our compensation and benefits, and our reputation as a successful business with a culture of fairly hiring, training and promoting qualified employees. As a significant portion of the compensation that we pay to our employees is paid in the form of year-end discretionary compensation, a significant portion of which is in the form of deferred equity-related awards, declines in our profitability, or in the outlook for our future profitability, as well as regulatory limitations on compensation levels and terms, can negatively impact our ability to hire and retain highly qualified employees.

Competition from within the financial services industry and from businesses outside the financial services industry for qualified employees has often been intense. Recently, we have experienced increased competition in hiring and retaining employees to address the demands of new regulatory requirements. This is also the case in emerging and growth markets, where we are often competing for qualified employees with entities that have a significantly greater presence or more extensive experience in the region.

Changes in law or regulation in jurisdictions in which our operations are located that affect taxes on our employees’ income, or the amount or composition of compensation, may also adversely affect our ability to hire and retain qualified employees in those jurisdictions.

As described further in “Business — Regulation — Compensation Practices” in Part I, Item 1 of the 2015 Form 10-K, our compensation practices are subject to review by, and the standards of, the Federal Reserve Board. As a large global financial and banking institution, we are subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve Board, the PRA, the FCA, the FDIC and other regulators worldwide. These limitations, including any imposed by or as a result of future legislation or regulation, may require us to alter our compensation practices in ways that could adversely affect our ability to attract and retain talented employees.

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

40	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. See Note 27 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K for information about certain legal proceedings in which we are involved and Note 18 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K for information regarding certain mortgage-related contingencies. Our experience has been that legal claims by customers and clients increase in a market downturn and that employment-related claims increase following periods in which we have reduced our staff. Additionally, governmental entities are plaintiffs in certain of the legal proceedings in which we are involved, and we may face future actions or claims by the same or other governmental entities, as well as follow-on civil litigation that is often commenced after regulatory settlements.

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

Certain regulators, including the SEC, have announced policies that make it more likely that they will seek an admission of wrongdoing as part of any settlement of a matter brought by them against a regulated entity or individual, which could lead to increased exposure to civil litigation, could adversely affect our reputation, could result in penalties or limitations on our ability to do business in certain jurisdictions with so-called “bad actor” laws and could have other negative effects.

In addition, the U.S. Department of Justice has announced a policy of requiring companies to provide investigators with all relevant facts relating to the individuals responsible for the alleged misconduct in order to qualify for any cooperation credit in civil and criminal investigations of corporate wrongdoing, which may result in our incurring increased fines and penalties if the Department of Justice determines that we have not provided sufficient information about applicable individuals in connection with an investigation, as well as increased costs in responding to Department of Justice investigations. It is possible that other governmental authorities will adopt similar policies.

Goldman Sachs 2015 Form 10-K	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The growth of electronic trading and the introduction of new trading technology may adversely affect our business and may increase competition.

Technology is fundamental to our business and our industry. The growth of electronic trading and the introduction of new technologies is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue. Some of these alternative trading systems compete with us, particularly our exchange-based market-making activities, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets could cause a reduction in commissions and spreads. As our clients increasingly use our systems to trade directly in the markets, we may incur liabilities as a result of their use of our order routing and execution infrastructure. We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return on our investment, particularly given the generally lower commissions arising from electronic trades.

Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation and involve certain potential risks, including environmental, reputational and other risks that may expose us to significant liabilities and costs.

As part of our commodities business, we purchase and sell certain physical commodities, arrange for their storage and transport, and engage in market making of commodities. The commodities involved in these activities may include crude oil, oil refined products, natural gas, liquefied natural gas, electric power, agricultural products, metals (base and precious), minerals (including unenriched uranium), emission credits, coal, freight and related products and indices.

In our investing and lending businesses, we make investments in and finance entities that engage in the production, storage and transportation of numerous commodities, including many of the commodities referenced above.

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

42	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

In conducting our businesses and maintaining and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or acts of terrorism. For example, there has been significant conflict between Russia and Ukraine in recent years, and sanctions have been imposed by the U.S. and EU on certain individuals and companies in Russia. In many countries, the laws and regulations applicable to the securities and financial services industries and many of the transactions in which we are involved are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Any determination by local regulators that we have not acted in compliance with the application of local laws in a particular market or our failure to develop effective working relationships with local regulators could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

A determination by the United Kingdom to exit or otherwise significantly change its relationship with the European Union could affect the manner in which we conduct our businesses.

Our businesses and operations are increasingly expanding throughout the world, including in emerging and growth markets, and we expect this trend to continue. Various emerging and growth market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies, as well as military activity, civil unrest or acts of terrorism. The possible effects of any of these conditions include an adverse impact on our businesses and increased volatility in financial markets generally.

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

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as the Ebola or Zika viruses, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

Goldman Sachs 2015 Form 10-K	43

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

In Europe, the Middle East and Africa, we have offices that total approximately 1.5 million square feet of leased and owned space. Our European headquarters is located in London at Peterborough Court, pursuant to a lease expiring in 2026. In total, we have offices with approximately 1.2 million square feet in London, relating to various properties.

In Asia (including India), Australia and New Zealand, we have offices with approximately 1.9 million square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Japan, we currently have offices with approximately 219,000 square feet, the majority of which have leases that will expire in 2018. In Hong Kong, we currently have offices with approximately 315,000 square feet, the majority of which have leases that will expire in 2017.

In the preceding paragraphs, square footage figures are provided only for properties that are used in the operation of our businesses.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance-Sheet Arrangements and Contractual Obligations — Contractual Obligations” in Part II, Item 7 of the 2015 Form 10-K for information about exit costs we may incur in the future to the extent we reduce our space capacity or commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth.

Item 3.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part II, Item 7 of the 2015 Form 10-K. See Note 27 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K for information about certain judicial, regulatory and legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

44	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Executive Officers of The Goldman Sachs Group, Inc.

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Lloyd C. Blankfein, 61

Mr. Blankfein has been our Chairman and Chief Executive Officer since June 2006, and a director since April 2003.

Alan M. Cohen, 65

Mr. Cohen has been an Executive Vice President of Goldman Sachs and our Global Head of Compliance since February 2004.

Gary D. Cohn, 55

Mr. Cohn has been our President and Chief Operating Officer (or Co-Chief Operating Officer) and a director since June 2006.

Edith W. Cooper, 54

Ms. Cooper has been an Executive Vice President of Goldman Sachs since April 2011 and our Global Head of Human Capital Management since March 2008. From 2002 to 2008, she served in various positions at the firm, including sales management within the Securities Division.

Gregory K. Palm, 67

Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and our General Counsel and head or co-head of the Legal Department since May 1992.

John F.W. Rogers, 59

Mr. Rogers has been an Executive Vice President of Goldman Sachs since April 2011 and Chief of Staff and Secretary to the Board of Directors of Goldman Sachs since December 2001.

Harvey M. Schwartz, 51

Mr. Schwartz has been an Executive Vice President of Goldman Sachs and our Chief Financial Officer since January 2013. From February 2008 to January 2013, Mr. Schwartz was global co-head of the Securities Division.

Mark Schwartz, 61

Mr. Schwartz has been a Vice Chairman of Goldman Sachs and Chairman of Goldman Sachs Asia Pacific since rejoining the firm in June 2012. From 2006 to June 2012, he was Chairman of MissionPoint Capital Partners, an investment firm he co-founded.

Michael S. Sherwood, 50

Mr. Sherwood has been a Vice Chairman of Goldman Sachs since February 2008 and co-chief executive officer of Goldman Sachs International since 2005. He assumed responsibility for coordinating the firm’s business and activities around Growth Markets in November 2013.

Goldman Sachs 2015 Form 10-K	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during 2013, 2014 and 2015 is set forth under the heading “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of the 2015 Form 10-K. As of February 5, 2016, there were 9,307 holders of record of our common stock.

The table below presents dividends declared by Group Inc. during 2014 and 2015.

	Date of Declaration	Dividend Declared Per Common Share
2014
First Quarter	January 15, 2014	$0.55

Second Quarter	April 16, 2014	0.55

Third Quarter	July 14, 2014	0.55

Fourth Quarter	October 15, 2014	0.60
2015
First Quarter	January 15, 2015	0.60

Second Quarter	April 15, 2015	0.65

Third Quarter	July 15, 2015	0.65

Fourth Quarter	October 14, 2015	0.65

The declaration of dividends by Group Inc. is subject to the discretion of our Board. Our Board will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to us, the effect on our debt ratings and such other factors as our Board may deem relevant. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by the Board of Directors of Group Inc. (Board). See “Business — Regulation” in Part I, Item 1 of the 2015 Form 10-K for information about potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to shareholders of Group Inc.

The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of 2015. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of the 2015 Form 10-K.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2015 to October 31, 2015)	2,901,624	$183.27	2,901,624	69,164,345

Month #2 (November 1, 2015 to November 30, 2015)	2,915,027	192.22	2,915,027	66,249,318

Month #3 (December 1, 2015 to December 31, 2015)	3,047,435	183.07	3,047,435	63,201,883
Total	8,864,086		8,864,086

On March 21, 2000, we announced that our Board had approved a repurchase program authorizing repurchases of up to 15 million shares of our common stock, which was increased by an aggregate of 490 million shares by resolutions of our Board adopted from June 2001 through October 2015. The repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), the amounts and timing of which are determined primarily by the firm’s current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date. Prior to repurchasing common stock, we must receive confirmation that the Board of Governors of the Federal Reserve System does not object to such capital actions.

Item 6.    Selected Financial Data

The Selected Financial Data table is set forth under Part II, Item 8 of the 2015 Form 10-K.

46	Goldman Sachs 2015 Form 10-K

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goldman Sachs 2015 Form 10-K	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Introduction

The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, together with its consolidated subsidiaries (collectively, the firm), is a leading global investment banking, securities and investment management firm that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world.

We report our activities in four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. See “Results of Operations” below for further information about our business segments.

When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean Group Inc. and its consolidated subsidiaries.

References to “the 2015 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2015. All references to “the consolidated financial statements” or “Supplemental Financial Information” are to Part II, Item 8 of the 2015 Form 10-K. All references to 2015, 2014 and 2013 refer to our years ended, or the dates, as the context requires, December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

In this discussion and analysis of our financial condition and results of operations, we have included information that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. This information includes statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity rules applicable to banks and bank holding companies, the impact of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on our businesses and operations, and various legal proceedings or mortgage-related contingencies as set forth under “Legal Proceedings” and “Certain Mortgage-Related Contingencies” in Notes 27 and 18, respectively, to the consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, and statements about our investment banking transaction backlog.

By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in these forward-looking statements include, among others, those described in “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K and “Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995” in Part I, Item 1 of the 2015 Form 10-K.

48	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Executive Overview

2015 versus 2014. The firm generated net earnings of $6.08 billion and diluted earnings per common share of $12.14 for 2015, a decrease of 28% and 29%, respectively, compared with $8.48 billion and $17.07 per share for 2014. Return on average common shareholders’ equity (ROE) was 7.4% for 2015, compared with 11.2% for 2014. During 2015, the firm recorded provisions for the agreement in principle with the RMBS Working Group 1 of $3.37 billion ($2.99 billion after-tax), which reduced diluted earnings per common share by $6.53 and ROE by 3.8 percentage points.

Book value per common share was $171.03 as of December 2015, 5% higher compared with the end of 2014. During the year, the firm repurchased 22.1 million shares of its common stock for a total cost of $4.20 billion.

Net revenues were $33.82 billion for 2015, 2% lower than 2014, as significantly lower net revenues in Investing & Lending were largely offset by higher net revenues in Investment Banking and slightly higher net revenues in Investment Management. Net revenues in Institutional Client Services were essentially unchanged compared with 2014.

Operating expenses were $25.04 billion for 2015, 13% higher than 2014, due to significantly higher non-compensation expenses, primarily reflecting significantly higher net provisions for mortgage-related litigation and regulatory matters. Compensation and benefits expenses were essentially unchanged compared with the prior year.

We continued to maintain strong capital ratios and liquidity. As of December 2015, our Common Equity Tier 1 ratio 2 as computed in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 13.6% and 12.4%, respectively. In addition, our global core liquid assets 3 were $199 billion as of December 2015.

2014 versus 2013. The firm generated net earnings of $8.48 billion and diluted earnings per common share of $17.07 for 2014, an increase of 5% and 10%, respectively, compared with $8.04 billion and $15.46 per share for 2013. ROE was 11.2% for 2014, compared with 11.0% for 2013. Book value per common share was $163.01 as of December 2014, 7% higher compared with the end of 2013.

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

We also maintained strong capital ratios and liquidity, while returning $6.52 billion of capital to shareholders during 2014. During 2014, the firm repurchased 31.8 million shares of its common stock for a total cost of $5.47 billion and paid common dividends of $1.05 billion. Our Common Equity Tier 1 ratio 2 was 12.2% as of December 2014, under the Basel III Advanced approach reflecting the applicable transitional provisions. In addition, our global core liquid assets 3 were $183 billion as of December 2014.

See “Results of Operations — Segment Operating Results” below for information about net revenues and pre-tax earnings for each of our business segments.

1.

On January 14, 2016, the firm announced an agreement in principle, subject to the negotiation of definitive documentation, to resolve the ongoing investigation of the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force (RMBS Working Group). See Note 27 to the consolidated financial statements for further information about this agreement in principle.

2.	See Note 20 to the consolidated financial statements for further information about our capital ratios.

3.	See “Risk Management — Liquidity Risk Management” below for further information about our global core liquid assets.

Goldman Sachs 2015 Form 10-K	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Our businesses, by their nature, do not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and other factors. For further information about the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

Business Environment

Global

During 2015, real gross domestic product (GDP) growth appeared stable but subdued in most advanced economies and weaker in emerging market economies compared with 2014. In developed markets, growth was higher in the Euro area and Japan, while growth in the United Kingdom was lower and growth in the United States remained stable. In emerging markets, many economies suffered from lower commodity prices, and Latin America was particularly weak with negative aggregate growth in 2015. Monetary policy diverged in 2015, as the U.S. Federal Reserve increased its target interest rate, while policy remained accommodative in the Euro area and Japan. In addition, oil prices declined by 30%, and there were concerns about the debt situation in Greece earlier in the year and China’s growth outlook later in the year. In investment banking, industry-wide mergers and acquisitions activity remained strong, while industry-wide activity in both debt and equity underwriting declined compared with 2014.

United States

In the United States, real GDP increased by 2.4% in both 2015 and 2014. Residential fixed investment growth and consumer expenditures growth both improved, while business fixed investment growth declined. Measures of consumer confidence improved on average compared with the prior year, while the unemployment rate declined. Housing starts and house sales increased in 2015, but house prices declined compared with the end of 2014. Measures of inflation were mixed, with headline measures lower alongside declining commodity prices, and core inflation metrics stable during 2015. The U.S. Federal Reserve raised its target rate for the federal funds rate at the December meeting to a range of 0.25% to 0.50%, ending a seven-year period at a range of zero to 0.25%. The yield on the 10-year U.S. Treasury note increased by 10 basis points during 2015 to 2.27%. In equity markets, the NASDAQ Composite Index increased by 6%, while the Dow Jones Industrial Average and the S&P 500 Index declined by 2% and 1%, respectively, during 2015.

Europe

In the Euro area, real GDP increased by 1.5% in 2015, compared to an increase of 0.9% in 2014, as fixed investment, consumer spending and government consumption all grew. Measures of inflation remained subdued, prompting the European Central Bank (ECB) to announce quantitative easing in the form of an expanded asset purchase program in January 2015. The central bank continued its asset purchase program through the second and third quarters and announced further easing measures in the fourth quarter, cutting the deposit rate by 10 basis points to (0.30)% and extending purchases to March 2017. The ECB maintained its main refinancing operations rate at 0.05% during 2015. The Euro depreciated by 10% against the U.S. dollar. In the United Kingdom, real GDP increased by 2.2% in 2015, compared with an increase of 2.9% in 2014. The Bank of England maintained its official bank rate at 0.50% and the British pound depreciated by 5% against the U.S. dollar. Yields on 10-year government bonds in the region generally increased slightly during the year. In equity markets, the DAX Index, CAC 40 Index and the Euro Stoxx 50 Index increased by 10%, 9%, and 4%, respectively, while the FTSE 100 Index decreased by 5% during 2015.

Asia

In Japan, real GDP increased by 0.4% in 2015, compared with no growth in 2014. Measures of inflation were lower compared with 2014 and remained well below the Bank of Japan’s (BOJ) 2% inflation target. In 2015, the BOJ extended the timing to achieve 2% inflation, continued its program of monetary easing and introduced measures to supplement and facilitate the quantitative and qualitative easing program. During the year, the yield on 10-year Japanese government bonds declined, the U.S. dollar was essentially unchanged against the Japanese yen and, in equity markets, the Nikkei 225 Index increased by 9%. In China, real GDP increased by 6.9% in 2015 compared with 7.3% in 2014. During 2015, the People’s Bank of China announced multiple cuts in the reserve requirement ratio and took policy actions that led to a depreciation of the Chinese yuan. Measures of inflation were slightly lower and the U.S. dollar appreciated by 5% against the Chinese yuan. In equity markets, the Shanghai Composite Index increased by 9% after large mid-year swings, while the Hang Seng Index decreased by 7%. In India, real GDP increased by 7.5% in 2015 compared with 7.3% in 2014, and the rate of inflation declined compared with 2014. The U.S. dollar appreciated by 5% against the Indian rupee and, in equity markets, the BSE Sensex Index declined by 5% during 2015.

50	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Markets

In Brazil, real GDP appeared to contract by 3.8% in 2015 compared with an increase of 0.1% in 2014, reflecting sharp contractions in fixed investment and private consumption. The U.S. dollar appreciated by 49% against the Brazilian real and, in equity markets, the Bovespa Index decreased by 13%. In Russia, real GDP contracted by 3.7% in 2015 compared with an increase of 0.6% in 2014, reflecting contractions in private consumption and investment. The U.S. dollar appreciated by 26% against the Russian ruble and, in equity markets, the MICEX Index increased by 26% during 2015.

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

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of December 2015 and December 2014, level 3 financial assets represented 2.8% and 4.2%, respectively, of our total assets. See Notes 5 through 8 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

•	Determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument;

•

Determining model inputs based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations; and

•	Determining appropriate valuation adjustments, including those related to illiquidity or counterparty credit quality.

Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

Goldman Sachs 2015 Form 10-K	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Controls Over Valuation of Financial Instruments. Market makers and investment professionals in our revenue-producing units are responsible for pricing our financial instruments. Our control infrastructure is independent of the revenue-producing units and is fundamental to ensuring that all of our financial instruments are appropriately valued at market-clearing levels. In the event that there is a difference of opinion in situations where estimating the fair value of financial instruments requires judgment (e.g., calibration to market comparables or trade comparison, as described below), the final valuation decision is made by senior managers in control and support functions. This independent price verification is critical to ensuring that our financial instruments are properly valued.

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

•

External Price Comparison. Valuations and prices are compared to pricing data obtained from third parties (e.g., brokers or dealers, MarkIt, Bloomberg, IDC, TRACE). Data obtained from various sources is compared to ensure consistency and validity. When broker or dealer quotations or third-party pricing vendors are used for valuation or price verification, greater priority is generally given to executable quotations.

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

Review of Valuation Models. Our independent model risk management group (Model Risk Management), consisting of quantitative professionals who are separate from model developers, performs an independent model review and validation process of our valuation models. New or changed models are reviewed and approved prior to being put into use. Models are evaluated and re-approved annually to assess the impact of any changes in the product or market and any market developments in pricing theories. See “Risk Management — Model Risk Management” for further information about the review and validation of our valuation models.

52	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Goodwill and Identifiable Intangible Assets

Goodwill. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed by comparing the estimated fair value of each reporting unit with its estimated net book value.

Estimating the fair value of our reporting units requires management to make judgments. Critical inputs to the fair value estimates include projected earnings and attributed equity. There is inherent uncertainty in the projected earnings. The net book value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements. See “Equity Capital Management and Regulatory Capital” for further information about our capital requirements.

We last performed a quantitative goodwill test in 2012 and, as we believe it is appropriate to periodically update it, we performed another quantitative goodwill test during the fourth quarter of 2015. We determined that goodwill was not impaired. The estimated fair value of our reporting units in which we hold substantially all of our goodwill significantly exceeded their estimated carrying values. However, the estimated fair value of the Fixed Income, Currency and Commodities Client Execution reporting unit, which represents approximately 7% of our goodwill, was not substantially in excess of its carrying value. This reporting unit and the industry more broadly have been adversely impacted by the currently challenging operating environment and increased capital requirements. We will continue to closely monitor it to determine whether an impairment is required in the future. As of December 2015, the goodwill related to the Fixed Income, Currency and Commodities Client Execution reporting unit was $269 million, substantially all of which originated from the acquisition of Goldman Sachs Australia Pty Ltd in 2011.

If we experience a prolonged or severe period of weakness in the business environment or financial markets, or additional increases in capital requirements, our goodwill could be impaired in the future. In addition, significant changes to other inputs of the quantitative goodwill test could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

See Note 13 to the consolidated financial statements for further information about our goodwill and our quantitative goodwill test.

Goldman Sachs 2015 Form 10-K	53

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

See Note 13 to the consolidated financial statements for further information about our identifiable intangible assets.

Recent Accounting Developments

See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates and assumptions is also important in determining provisions for losses that may arise from litigation, regulatory proceedings and tax audits, and the allowance for losses on loans and lending commitments held for investment.

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

We also estimate and record an allowance for credit losses related to our loans receivable and lending commitments held for investment. Management’s estimate of loan losses entails judgment about loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. See Note 9 to the consolidated financial statements for further information about the allowance for losses on loans and lending commitments held for investment.

54	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K for further information about the impact of economic and market conditions on our results of operations.

Financial Overview

The table below presents an overview of our financial results.

$ in millions, except per share amounts	Year Ended December
	2015	2014	2013
Net revenues	$ 33,820	$34,528	$34,206

Pre-tax earnings	8,778	12,357	11,737

Net earnings	6,083	8,477	8,040

Net earnings applicable to common shareholders	5,568	8,077	7,726

Diluted earnings per common share	12.14	17.07	15.46

Return on average common shareholders’ equity [1]	7.4%	11.2%	11.0%

1.	ROE is computed by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the Year Ended December
$ in millions	2015	2014	2013
Total shareholders’ equity	$ 86,314	$80,839	$77,353

Preferred stock	(10,585)	(8,585)	(6,892)
Common shareholders’ equity	$ 75,729	$72,254	$70,461

The table below presents selected financial ratios.

	Year Ended December
	2015	2014	2013
Net earnings to average assets	0.7%	0.9%	0.9%

Return on average total shareholders’ equity [1]	7.0%	10.5%	10.4%

Total average equity to average assets	9.9%	9.0%	8.2%

Dividend payout ratio [2]	21.0%	13.2%	13.3%

1.	Return on average total shareholders’ equity is computed by dividing net earnings by average monthly total shareholders’ equity.

2.	Dividend payout ratio is computed by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

The table below presents our net revenues by line item on the consolidated statements of earnings.

	Year Ended December
$ in millions	2015	2014	2013
Investment banking	$ 7,027	$ 6,464	$ 6,004

Investment management	5,868	5,748	5,194

Commissions and fees	3,320	3,316	3,255

Market making	9,523	8,365	9,368

Other principal transactions	5,018	6,588	6,993
Total non-interest revenues	30,756	30,481	30,814
Interest income	8,452	9,604	10,060

Interest expense	5,388	5,557	6,668
Net interest income	3,064	4,047	3,392
Total net revenues	$33,820	$34,528	$34,206

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

Goldman Sachs 2015 Form 10-K	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2015 versus 2014

Net revenues on the consolidated statements of earnings were $33.82 billion for 2015, 2% lower than 2014, reflecting significantly lower other principal transactions revenues and net interest income, largely offset by higher market-making revenues and investment banking revenues, as well as slightly higher investment management revenues. Commissions and fees were essentially unchanged compared with 2014.

During 2015, the operating environment for market-making activities was positively impacted by diverging central bank monetary policies in the United States and the Euro area in the first quarter, as increased volatility levels contributed to strong client activity levels in currencies, interest rate products and equity products. However, during the remainder of the year, concerns about global growth and uncertainty about the U.S. Federal Reserve’s interest rate policy, along with lower global equity prices, widening high-yield credit spreads and declining commodity prices, contributed to lower levels of client activity, particularly in mortgages and credit, and more difficult market-making conditions. The operating environment for investment banking activities for 2015 reflected strong industry-wide mergers and acquisitions activity. In addition, investment management reflected an environment generally characterized by strong client net inflows, which more than offset the declines in equity and fixed income asset prices. Although other principal transactions for 2015 benefited from favorable company-specific events, including sales, initial public offerings and financings, a decline in global equity prices and widening high-yield credit spreads during the second half of the year impacted results. If macroeconomic concerns continue over the long term, and market-making activity levels, investment banking activity levels or assets under supervision decline, or if asset prices continue to decline, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about material trends and uncertainties that may impact our results of operations.

Non-Interest Revenues. Investment banking revenues on the consolidated statements of earnings were $7.03 billion for 2015, 9% higher than 2014, due to significantly higher revenues in financial advisory, reflecting strong client activity, particularly in the United States. Industry-wide completed mergers and acquisitions increased significantly compared with the prior year. Revenues in underwriting were lower compared with a strong 2014. Revenues in debt underwriting were lower compared with 2014, reflecting significantly lower leveraged finance activity. Revenues in equity underwriting were also lower, reflecting significantly lower revenues from initial public offerings and convertible offerings, partially offset by significantly higher revenues from secondary offerings.

Investment management revenues on the consolidated statements of earnings were $5.87 billion for 2015, 2% higher than 2014, due to slightly higher management and other fees, primarily reflecting higher average assets under supervision, and higher transaction revenues.

Commissions and fees on the consolidated statements of earnings were $3.32 billion for 2015, essentially unchanged compared with 2014.

Market-making revenues on the consolidated statements of earnings were $9.52 billion for 2015, 14% higher than 2014. Excluding a gain of $289 million in 2014 related to the extinguishment of certain of our junior subordinated debt, market-making revenues were 18% higher than 2014, reflecting significantly higher revenues in interest rate products, currencies, equity cash products and equity derivatives. These increases were partially offset by significantly lower revenues in mortgages, commodities and credit products.

Other principal transactions revenues on the consolidated statements of earnings were $5.02 billion for 2015, 24% lower than 2014. This decrease was primarily due to lower revenues from investments in equities, principally reflecting the sale of Metro International Trade Services (Metro) in the fourth quarter of 2014 and lower net gains from investments in private equities, driven by corporate performance. In addition, revenues in debt securities and loans were significantly lower, reflecting lower net gains from investments.

Net Interest Income. Net interest income on the consolidated statements of earnings was $3.06 billion for 2015, 24% lower than 2014. The decrease compared with 2014 was due to lower interest income resulting from a reduction in interest income related to financial instruments owned, at fair value, partially offset by the impact of an increase in total average loans receivable. The decrease in interest income was partially offset by a decrease in interest expense, which primarily reflected lower interest expense related to financial instruments sold, but not yet purchased, at fair value and other interest-bearing liabilities, partially offset by higher interest expense related to long-term borrowings. See “Supplemental Financial Information — Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

56	Goldman Sachs 2015 Form 10-K

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

Other principal transactions revenues on the consolidated statements of earnings were $6.59 billion for 2014, 6% lower than 2013. Revenues from investments in equity securities were lower due to a significant decrease in net gains from investments in public equities, as movements in global equity prices during 2014 were less favorable compared with 2013, as well as significantly lower revenues related to our consolidated investments, reflecting a decrease in operating revenues from commodities-related consolidated investments. These decreases were partially offset by an increase in net gains from investments in private equities, primarily driven by company-specific events. Revenues from debt securities and loans were slightly higher than 2013, primarily due to sales of certain investments during 2014.

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

Goldman Sachs 2015 Form 10-K	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, discretionary compensation, amortization of equity awards and other items such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment. In addition, see “Use of Estimates” for additional information about expenses that may arise from litigation and regulatory proceedings.

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Year Ended December
$ in millions	2015	2014	2013
Compensation and benefits	$12,678	$12,691	$12,613

Brokerage, clearing, exchange and distribution fees	2,576	2,501	2,341

Market development	557	549	541

Communications and technology	806	779	776

Depreciation and amortization	991	1,337	1,322

Occupancy	772	827	839

Professional fees	963	902	930

Insurance reserves [1]	—	—	176

Other expenses [2]	5,699	2,585	2,931
Total non-compensation expenses	12,364	9,480	9,856
Total operating expenses	$25,042	$22,171	$22,469
Total staff at period-end	36,800	34,000	32,900

1.

Consists of changes in reserves related to our Americas reinsurance business, including interest credited to policyholder account balances, and expenses related to property catastrophe reinsurance claims. In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

2.

Includes provisions of $3.37 billion recorded during 2015 for the agreement in principle with the RMBS Working Group. See Note 27 to the consolidated financial statements for further information about this agreement in principle.

2015 versus 2014. Operating expenses on the consolidated statements of earnings were $25.04 billion for 2015, 13% higher than 2014. Compensation and benefits expenses on the consolidated statements of earnings were $12.68 billion for 2015, essentially unchanged compared with 2014. The ratio of compensation and benefits to net revenues for 2015 was 37.5% compared with 36.8% for 2014. Total staff increased 8% during 2015, primarily due to activity levels in certain businesses and continued investment in regulatory compliance.

Non-compensation expenses on the consolidated statements of earnings were $12.36 billion for 2015, 30% higher than 2014, due to significantly higher net provisions for mortgage-related litigation and regulatory matters, which are included in other expenses. This increase was partially offset by lower depreciation and amortization expenses, primarily reflecting lower impairment charges related to consolidated investments, and a reduction in expenses related to the sale of Metro in the fourth quarter of 2014. Net provisions for litigation and regulatory proceedings for 2015 were $4.01 billion compared with $754 million for 2014 (both primarily comprised of net provisions for mortgage-related matters). 2015 included a $148 million charitable contribution to Goldman Sachs Gives, our donor-advised fund. Compensation was reduced to fund this charitable contribution to Goldman Sachs Gives. The firm asks its participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

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

58	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Provision for Taxes

The effective income tax rate for 2015 was 30.7%, down from 31.4% for 2014. The decline compared with 2014 reflected reductions related to a change in the mix of earnings, the impact of changes in tax law on deferred tax assets, settlements of tax audits and the determination that certain non-U.S. earnings would be permanently reinvested abroad, and an increase related to the impact of non-deductible provisions for mortgage-related litigation and regulatory matters.

The effective income tax rate for 2014 was 31.4%, essentially unchanged compared with 31.5% for 2013.

On December 18, 2015, U.S. federal legislation was enacted to permanently defer U.S. tax on certain non-repatriated active financing income. This legislation did not have a material impact on our effective tax rate for the year ended December 2015, and we do not expect it will have a material impact on our effective tax rate for 2016.

New York State enacted executive budget legislation for the 2015-2016 fiscal year which makes changes to the income taxation of corporations doing business in New York City. This change did not have a material impact on our effective tax rate for 2015, and we do not expect this legislation will have a material impact on our effective tax rate for 2016.

In November 2015, the United Kingdom government enacted a budget which contained several changes that impact our subsidiaries operating in the U.K., including: (i) an 8 percentage point surcharge on banking profits effective in 2016, (ii) a 1 percentage point reduction in corporate income tax rates effective in 2017, (iii) a further 1 percentage point reduction in corporate tax rates effective in 2020, and (iv) a phased-in reduction from 2016 through 2021 in the U.K. Bank Levy rate (for which the related expense is included in our non-compensation expenses). During the fourth quarter of 2015, we recognized a benefit related to the revaluation of deferred income tax assets. Beginning in 2016, the new legislation will increase our effective income tax rate and the impact will depend on the level and mix of our earnings.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Year Ended December
$ in millions	2015	2014	2013
Investment Banking
Net revenues	$ 7,027	$ 6,464	$ 6,004

Operating expenses	3,713	3,688	3,479
Pre-tax earnings	$ 3,314	$ 2,776	$ 2,525
Institutional Client Services
Net revenues	$15,151	$15,197	$15,721

Operating expenses [1]	13,938	10,880	11,792
Pre-tax earnings	$ 1,213	$ 4,317	$ 3,929
Investing & Lending
Net revenues	$ 5,436	$ 6,825	$ 7,018

Operating expenses	2,402	2,819	2,686
Pre-tax earnings	$ 3,034	$ 4,006	$ 4,332
Investment Management
Net revenues	$ 6,206	$ 6,042	$ 5,463

Operating expenses	4,841	4,647	4,357
Pre-tax earnings	$ 1,365	$ 1,395	$ 1,106
Total net revenues	$33,820	$34,528	$34,206

Total operating expenses [2]	25,042	22,171	22,469
Total pre-tax earnings	$ 8,778	$12,357	$11,737

1.

Includes provisions of $3.37 billion recorded during 2015 for the agreement in principle with the RMBS Working Group. See Note 27 to the consolidated financial statements for further information about this agreement in principle.

2.	Includes charitable contributions that have not been allocated to our segments of $148 million for 2015, $137 million for 2014 and $155 million for 2013.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 25 to the consolidated financial statements for further information about our business segments.

The cost drivers of Goldman Sachs taken as a whole — compensation, headcount and levels of business activity — are broadly similar in each of our business segments. Compensation and benefits expenses within our segments reflect, among other factors, the overall performance of Goldman Sachs as well as the performance of individual businesses. Consequently, pre-tax margins in one segment of our business may be significantly affected by the performance of our other business segments. A description of segment operating results follows.

Goldman Sachs 2015 Form 10-K	59

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

Underwriting. Includes public offerings and private placements, including local and cross-border transactions and acquisition financing, of a wide range of securities, loans and other financial instruments, and derivative transactions directly related to these client underwriting activities.

The table below presents the operating results of our Investment Banking segment.

	Year Ended December
$ in millions	2015	2014	2013
Financial Advisory	$3,470	$2,474	$1,978
Equity underwriting	1,546	1,750	1,659

Debt underwriting	2,011	2,240	2,367
Total Underwriting	3,557	3,990	4,026
Total net revenues	7,027	6,464	6,004

Operating expenses	3,713	3,688	3,479
Pre-tax earnings	$3,314	$2,776	$2,525

The table below presents our financial advisory and underwriting transaction volumes. 1

	Year Ended December
$ in billions	2015	2014	2013
Announced mergers and acquisitions	$1,774	$ 973	$ 602

Completed mergers and acquisitions	1,090	661	634

Equity and equity-related offerings [2]	72	78	90

Debt offerings [3]	251	270	281

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

2015 versus 2014. Net revenues in Investment Banking were $7.03 billion for 2015, 9% higher than 2014.

Net revenues in Financial Advisory were $3.47 billion, 40% higher than 2014, reflecting strong client activity, particularly in the United States. Industry-wide completed mergers and acquisitions increased significantly compared with the prior year. Net revenues in Underwriting were $3.56 billion, 11% lower compared with a strong 2014. Net revenues in debt underwriting were lower compared with 2014, reflecting significantly lower leveraged finance activity. Net revenues in equity underwriting were also lower, reflecting significantly lower net revenues from initial public offerings and convertible offerings, partially offset by significantly higher net revenues from secondary offerings.

During 2015, Investment Banking operated in an environment characterized by strong industry-wide mergers and acquisitions activity. Industry-wide activity in both debt and equity underwriting declined compared with 2014. In the future, if client activity levels in mergers and acquisitions decline, or client activity levels in underwriting continue to decline, net revenues in Investment Banking would likely be negatively impacted.

Operating expenses were $3.71 billion for 2015, essentially unchanged compared with 2014. Pre-tax earnings were $3.31 billion in 2015, 19% higher than 2014.

As of December 2015, our investment banking transaction backlog was higher compared with the end of 2014, primarily due to significantly higher estimated net revenues from potential debt underwriting transactions, principally related to leveraged finance transactions, and higher estimated net revenues from potential advisory transactions, reflecting the continued high level of mergers and acquisitions activity. Estimated net revenues from potential equity underwriting transactions were slightly higher compared with the end of 2014.

60	Goldman Sachs 2015 Form 10-K

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

As of December 2014, our investment banking transaction backlog was significantly higher compared with the end of 2013, due to a significant increase in estimated net revenues from potential advisory transactions. Estimated net revenues from potential underwriting transactions were lower compared with the end of 2013, as a significant decrease in estimated net revenues from potential equity underwriting transactions, particularly in initial public offerings, was partially offset by an increase in estimated net revenues from potential debt underwriting transactions, reflecting increases across most products.

Institutional Client Services

Our Institutional Client Services segment is comprised of:

Fixed Income, Currency and Commodities Client Execution. Includes client execution activities related to making markets in interest rate products, credit products, mortgages, currencies and commodities.

•

Interest Rate Products. Government bonds, money market instruments, treasury bills, repurchase agreements and other highly liquid securities and instruments, as well as interest rate swaps, options and other derivatives.

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

•	Currencies. Most currencies, including growth-market currencies.

•	Commodities. Crude oil and petroleum products, natural gas, base, precious and other metals, electricity, coal, agricultural and other commodity products.

Goldman Sachs 2015 Form 10-K	61

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

The table below presents the operating results of our Institutional Client Services segment.

	Year Ended December
$ in millions	2015	2014	2013
Fixed Income, Currency and Commodities Client Execution	$ 7,322	$ 8,461	$ 8,651
Equities client execution [1]	3,028	2,079	2,594

Commissions and fees	3,156	3,153	3,103

Securities services	1,645	1,504	1,373
Total Equities	7,829	6,736	7,070
Total net revenues	15,151	15,197	15,721

Operating expenses	13,938	10,880	11,792
Pre-tax earnings	$ 1,213	$ 4,317	$ 3,929

1.

Net revenues related to the Americas reinsurance business were $317 million for 2013. In April 2013, we completed the sale of a majority stake in our Americas reinsurance business and no longer consolidate this business.

2015 versus 2014. Net revenues in Institutional Client Services were $15.15 billion for 2015, essentially unchanged compared with 2014.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $7.32 billion for 2015, 13% lower than 2014. Excluding a gain of $168 million in 2014 related to the extinguishment of certain of our junior subordinated debt, net revenues in Fixed Income, Currency and Commodities Client Execution were 12% lower than 2014, reflecting significantly lower net revenues in mortgages, credit products and commodities. The decreases in mortgages and credit products reflected challenging market-making conditions and generally low levels of activity during 2015. The decline in commodities primarily reflected less favorable market-making conditions compared with 2014, which included a strong first quarter of 2014. These decreases were partially offset by significantly higher net revenues in interest rate products and currencies, reflecting higher volatility levels which contributed to higher client activity levels, particularly during the first quarter of 2015.

Net revenues in Equities were $7.83 billion for 2015, 16% higher than 2014. Excluding a gain of $121 million ($30 million and $91 million included in equities client execution and securities services, respectively) in 2014 related to the extinguishment of certain of our junior subordinated debt, net revenues in Equities were 18% higher than 2014, primarily due to significantly higher net revenues in equities client execution across the major regions, reflecting significantly higher results in both derivatives and cash products, and higher net revenues in securities services, reflecting the impact of higher average customer balances and improved securities lending spreads. Commissions and fees were essentially unchanged compared with 2014.

The firm elects the fair value option for certain unsecured borrowings. The fair value net gain attributable to the impact of changes in our credit spreads on these borrowings was $255 million ($214 million and $41 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2015, compared with a net gain of $144 million ($108 million and $36 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2014.

During 2015, the operating environment for Institutional Client Services was positively impacted by diverging central bank monetary policies in the United States and the Euro area in the first quarter, as increased volatility levels contributed to strong client activity levels in currencies, interest rate products and equity products, and market-making conditions improved. However, during the remainder of the year, concerns about global growth and uncertainty about the U.S. Federal Reserve’s interest rate policy, along with lower global equity prices, widening high-yield credit spreads and declining commodity prices, contributed to lower levels of client activity, particularly in mortgages and credit, and more difficult market-making conditions. If macroeconomic concerns continue over the long term and activity levels decline, net revenues in Institutional Client Services would likely be negatively impacted.

Operating expenses were $13.94 billion for 2015, 28% higher than 2014, due to significantly higher net provisions for mortgage-related litigation and regulatory matters, partially offset by decreased compensation and benefits expenses. Pre-tax earnings were $1.21 billion in 2015, 72% lower than 2014.

62	Goldman Sachs 2015 Form 10-K

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

Net revenues in Fixed Income, Currency and Commodities Client Execution were $8.46 billion for 2014, 2% lower than 2013. Excluding the gain related to the extinguishment of debt in 2014 and a gain of $211 million on the sale of a majority stake in our European insurance business in 2013, net revenues in Fixed Income, Currency and Commodities Client Execution were slightly lower compared with 2013. This decline reflected significantly lower net revenues in credit products and slightly lower net revenues in both interest rate products and mortgages. The decrease in credit products primarily reflected difficult market-making conditions, particularly during the second half of 2014, and generally low levels of activity. These results were largely offset by significantly higher net revenues in commodities and higher net revenues in currencies. The increase in commodities reflected more favorable market-making conditions in certain energy products, primarily during the first quarter of 2014. The increase in currencies reflected a stronger performance towards the end of 2014, as activity levels improved and volatility was higher.

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

The firm elects the fair value option for certain unsecured borrowings. The fair value net gain attributable to the impact of changes in our credit spreads on these borrowings was $144 million ($108 million and $36 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2014, compared with a net loss of $296 million ($220 million and $76 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2013.

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

Goldman Sachs 2015 Form 10-K	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investing & Lending

Investing & Lending includes our investing activities and the origination of loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, some of which are consolidated, directly and indirectly through funds and separate accounts that we manage, in debt securities and loans, public and private equity securities, and real estate entities.

The table below presents the operating results of our Investing & Lending segment.

	Year Ended December
$ in millions	2015	2014	2013
Equity securities	$3,781	$4,579	$4,974

Debt securities and loans	1,655	2,246	2,044
Total net revenues [1]	5,436	6,825	7,018

Operating expenses	2,402	2,819	2,686
Pre-tax earnings	$3,034	$4,006	$4,332

1.

Net revenues related to our consolidated investments, previously reported in other net revenues within Investing & Lending, are now reported in equity securities and debt securities and loans, as results from these activities ($391 million for 2015) are no longer significant principally due to the sale of Metro in the fourth quarter of 2014. Reclassifications have been made to previously reported amounts to conform to the current presentation.

2015 versus 2014. Net revenues in Investing & Lending were $5.44 billion for 2015, 20% lower than 2014. This decrease was primarily due to lower net revenues from investments in equities, principally reflecting the sale of Metro in the fourth quarter of 2014 and lower net gains from investments in private equities, driven by corporate performance. In addition, net revenues in debt securities and loans were significantly lower, reflecting lower net gains from investments.

Although net revenues in Investing & Lending for 2015 benefited from favorable company-specific events, including sales, initial public offerings and financings, a decline in global equity prices and widening high-yield credit spreads during the second half of the year impacted results. Concern about the outlook for the global economy continues to be a meaningful consideration for the global marketplace. If equity markets continue to decline or credit spreads widen further, net revenues in Investing & Lending would likely continue to be negatively impacted.

Operating expenses were $2.40 billion for 2015, 15% lower than 2014, due to lower depreciation and amortization expenses, primarily reflecting lower impairment charges related to consolidated investments, and a reduction in expenses related to the sale of Metro in the fourth quarter of 2014. Pre-tax earnings were $3.03 billion in 2015, 24% lower than 2014.

2014 versus 2013. Net revenues in Investing & Lending were $6.83 billion for 2014, 3% lower than 2013. Net revenues from investments in equity securities were lower due to a significant decrease in net gains from investments in public equities, as movements in global equity prices during 2014 were less favorable compared with 2013, as well as significantly lower net revenues related to our consolidated investments, reflecting a decrease in operating revenues from commodities-related consolidated investments. These decreases were partially offset by an increase in net gains from investments in private equities, primarily driven by company-specific events. Net revenues from debt securities and loans were higher than 2013, reflecting a significant increase in net interest income, primarily driven by increased lending, and a slight increase in net gains, primarily due to sales of certain investments during 2014.

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

64	Goldman Sachs 2015 Form 10-K

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 39 basis points for 2015 and 40 basis points for both 2014 and 2013.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance target. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Year Ended December
$ in millions	2015	2014	2013
Management and other fees	$4,887	$4,800	$4,386

Incentive fees	780	776	662

Transaction revenues	539	466	415
Total net revenues	6,206	6,042	5,463

Operating expenses	4,841	4,647	4,357
Pre-tax earnings	$1,365	$1,395	$1,106

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel.

	As of December
$ in billions	2015	2014	2013
Assets under management	$1,078	$1,027	$ 919

Other client assets	174	151	123
Total AUS	$1,252	$1,178	$1,042
Asset Class
Alternative investments [1]	$ 148	$ 143	$ 142

Equity	252	236	208

Fixed income	546	516	446
Long-term AUS	946	895	796

Liquidity products	306	283	246
Total AUS	$1,252	$1,178	$1,042
Distribution Channel
Institutional	$ 471	$ 412	$ 363

High-net-worth individuals	369	363	330

Third-party distributed	412	403	349
Total AUS	$1,252	$1,178	$1,042

1.	Primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents our average monthly assets under supervision by asset class.

	Average for the Year Ended December
$ in billions	2015	2014	2013
Alternative investments	$ 145	$ 145	$ 145

Equity	247	225	180

Fixed income	530	499	425
Long-term AUS	922	869	750

Liquidity products	272	248	235
Total AUS	$1,194	$1,117	$ 985

Goldman Sachs 2015 Form 10-K	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents a summary of the changes in our assets under supervision.

	Year Ended December
$ in billions	2015		2014		2013
Balance, beginning of year	$1,178		$1,042		$ 965

Net inflows/(outflows)
Alternative investments	7		1		(13)

Equity	23		15		13

Fixed income	41		58		41 [3]
Long-term AUS net inflows/(outflows)	71	[1]	74		41

Liquidity products	23		37		(4)
Total AUS net inflows/(outflows)	94		111	[2]	37

Net market appreciation/(depreciation)	(20)		25		40
Balance, end of year	$1,252		$1,178		$1,042

1.	Includes $18 billion of fixed income, equity and alternative investments asset inflows in connection with our acquisition of Pacific Global Advisors’ solutions business.

2.

Includes $19 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business and $6 billion of liquidity products inflows in connection with our acquisition of RBS Asset Management’s money market funds.

3.

Includes $10 billion in assets managed by the firm related to our Americas reinsurance business, in which a majority stake was sold in April 2013, that were previously excluded from assets under supervision as they were assets of a consolidated subsidiary.

2015 versus 2014. Net revenues in Investment Management were $6.21 billion for 2015, 3% higher than 2014, due to slightly higher management and other fees, primarily reflecting higher average assets under supervision, and higher transaction revenues. During 2015, total assets under supervision increased $74 billion to $1.25 trillion. Long-term assets under supervision increased $51 billion, including net inflows of $71 billion (which includes $18 billion of asset inflows in connection with our acquisition of Pacific Global Advisors’ solutions business), and net market depreciation of $20 billion, both primarily in fixed income and equity assets. In addition, liquidity products increased $23 billion.

During 2015, Investment Management operated in an environment generally characterized by strong client net inflows, which more than offset the declines in equity and fixed income asset prices, which resulted in depreciation in the value of client assets, particularly in the third quarter of 2015. The mix of average assets under supervision shifted slightly from long-term assets under supervision to liquidity products compared with 2014. In the future, if asset prices continue to decline, or investors continue to favor asset classes that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

Operating expenses were $4.84 billion for 2015, 4% higher than 2014, due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $1.37 billion in 2015, 2% lower than 2014.

2014 versus 2013. Net revenues in Investment Management were $6.04 billion for 2014, 11% higher than 2013, reflecting higher management and other fees, primarily due to higher average assets under supervision, as well as higher incentive fees and transaction revenues. During 2014, total assets under supervision increased $136 billion to $1.18 trillion. Long-term assets under supervision increased $99 billion, including net inflows of $74 billion (including $19 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business) and net market appreciation of $25 billion, both primarily in fixed income and equity assets. In addition, liquidity products increased $37 billion (including $6 billion of inflows in connection with our acquisition of RBS Asset Management’s money market funds).

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

Geographic Data

See Note 25 to the consolidated financial statements for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

66	Goldman Sachs 2015 Form 10-K

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

To prepare our quarterly balance sheet plan, business risk managers and managers from our independent control and support functions meet with business managers to review current and prior period information and discuss expectations for the upcoming quarter. The specific information reviewed includes asset and liability size and composition, aged inventory, limit utilization, risk and performance measures, and capital usage.

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

Monitoring of Key Metrics. We monitor key balance sheet metrics daily both by business and on a consolidated basis, including asset and liability size and composition, aged inventory, limit utilization and risk measures. We allocate assets to businesses and review and analyze movements resulting from new business activity as well as market fluctuations.

Goldman Sachs 2015 Form 10-K	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Scenario Analyses. We conduct various scenario analyses including as part of the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Tests (DFAST), as well as our resolution and recovery planning. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” below for further information. These scenarios cover short-term and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and equity capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

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

The table below presents our balance sheet allocation.

	As of December
$ in millions	2015	2014
Global Core Liquid Assets (GCLA)	$199,120	$182,947

Other cash	9,180	7,805
GCLA and cash	208,300	190,752

Secured client financing	221,325	210,641

Inventory	208,836	230,667

Secured financing agreements	63,495	74,767

Receivables	39,976	47,317
Institutional Client Services	312,307	352,751

Public equity	3,991	4,041

Private equity	16,985	17,979

Debt [1]	23,216	24,768

Loans receivable [2]	45,407	28,938

Other	4,646	3,771
Investing & Lending	94,245	79,497
Total inventory and related assets	406,552	432,248

Other assets	25,218	22,201
Total assets	$861,395	$855,842

1.

Includes $17.29 billion and $18.24 billion as of December 2015 and December 2014, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value.

2.	See Note 9 to the consolidated financial statements for further information about loans receivable.

The following is a description of the captions in the table above:

•

Global Core Liquid Assets and Cash. We maintain liquidity to meet a broad range of potential cash outflows and collateral needs in a stressed environment. See “Liquidity Risk Management” below for details on the composition and sizing of our “Global Core Liquid Assets” (GCLA). In addition to our GCLA, we maintain other operating cash balances, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

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

•

Institutional Client Services. In Institutional Client Services, we maintain inventory positions to facilitate market making in fixed income, equity, currency and commodity products. Additionally, as part of market-making activities, we enter into resale or securities borrowing arrangements to obtain securities which we can use to cover transactions in which we or our clients have sold securities that have not yet been purchased. The receivables in Institutional Client Services primarily relate to securities transactions.

•

Investing & Lending. In Investing & Lending, we make investments and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, directly and indirectly through funds and separate accounts that we manage, in debt securities, loans, public and private equity securities, real estate entities and other investments.

•

Other Assets. Other assets are generally less liquid, non-financial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables, equity-method investments, assets classified as held for sale and miscellaneous receivables.

68	Goldman Sachs 2015 Form 10-K

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

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2014 to December 2015.

	As of December 2015
$ in millions	GCLA and Cash	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 75,105	$ —	$ —	$ —	$ —	$ 75,105

Cash and securities segregated for regulatory and other purposes	—	56,838	—	—	—	56,838

Securities purchased under agreements to resell and federal funds sold	60,092	42,786	16,368	1,659	—	120,905

Securities borrowed	33,260	91,712	47,127	—	—	172,099

Receivables from brokers, dealers and clearing organizations	—	5,912	19,541	—	—	25,453

Receivables from customers and counterparties	—	24,077	20,435	1,918	—	46,430

Loans receivable	—	—	—	45,407	—	45,407

Financial instruments owned, at fair value	39,843	—	208,836	45,261	—	293,940

Other assets	—	—	—	—	25,218	25,218
Total assets	$208,300	$221,325	$ 312,307	$94,245	$25,218	$861,395

	As of December 2014
$ in millions	GCLA and Cash	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total Assets
Cash and cash equivalents	$ 57,600	$ —	$ —	$ —	$ —	$ 57,600

Cash and securities segregated for regulatory and other purposes	—	51,716	—	—	—	51,716

Securities purchased under agreements to resell and federal funds sold	66,928	34,506	24,940	1,564	—	127,938

Securities borrowed	32,311	78,584	49,827	—	—	160,722

Receivables from brokers, dealers and clearing organizations	—	8,908	21,656	107	—	30,671

Receivables from customers and counterparties	—	36,927	25,661	1,220	—	63,808

Loans receivable	—	—	—	28,938	—	28,938

Financial instruments owned, at fair value	33,913	—	230,667	47,668	—	312,248

Other assets	—	—	—	—	22,201	22,201
Total assets	$190,752	$210,641	$ 352,751	$79,497	$22,201	$855,842

Goldman Sachs 2015 Form 10-K	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of December 2015, total assets on our consolidated statements of financial condition were $861.40 billion, an increase of $5.55 billion from December 2014, reflecting increases in cash and cash equivalents of $17.51 billion, loans receivable of $16.47 billion and securities borrowed of $11.38 billion, partially offset by decreases in financial instruments owned, at fair value of $18.31 billion, and receivables from customers and counterparties of $17.38 billion. During 2015, cash and cash equivalents increased primarily due to an increase in GCLA, loans receivable increased, reflecting lending activity, and securities borrowed increased due to firm-related activity. Financial instruments owned, at fair value decreased primarily reflecting the impact of movements in interest rate and currency markets on derivative valuations and the impact of lower market-making activity related to non-U.S. government and agency obligations and corporate debt securities, partially offset by the impact of higher market-making activity related to equities and convertible debentures. Receivables from customers and counterparties decreased primarily due to lower client activity.

As of December 2015, total liabilities on our consolidated statements of financial condition were $774.67 billion, an increase of $1.62 billion from December 2014, reflecting increases in deposits of $14.64 billion and unsecured long-term borrowings of $8.12 billion, partially offset by a decrease in financial instruments sold, but not yet purchased, at fair value of $16.84 billion. During 2015, deposits increased primarily in Goldman Sachs Bank USA (GS Bank USA) and unsecured long-term borrowings increased due to net new issuances. Financial instruments sold, but not yet purchased, at fair value decreased primarily reflecting the impact of movements in interest rate and currency markets on derivative valuations.

As of December 2015, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $86.07 billion, which was 3% higher than the daily average amount of repurchase agreements during both the quarter ended and year ended December 2015. The increase in our repurchase agreements relative to the daily average during 2015 resulted from an increase in firm financing and client activity at the end of the year.

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

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of December
$ in millions	2015	2014
Total assets	$861,395	$855,842

Unsecured long-term borrowings	$175,422	$167,302

Total shareholders’ equity	$ 86,728	$ 82,797

Leverage ratio	9.9x	10.3x

Debt to equity ratio	2.0x	2.0x

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

	As of December
$ in millions, except per share amounts	2015	2014
Total shareholders’ equity	$ 86,728	$ 82,797

Less: Preferred stock	(11,200)	(9,200)
Common shareholders’ equity	75,528	73,597

Less: Goodwill and identifiable intangible assets	(4,148)	(4,160)
Tangible common shareholders’ equity	$ 71,380	$ 69,437
Book value per common share	$ 171.03	$ 163.01

Tangible book value per common share	161.64	153.79

70	Goldman Sachs 2015 Form 10-K

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements, of 441.6 million and 451.5 million as of December 2015 and December 2014, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding, including RSUs granted to employees with no future service requirements) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis especially during times of market stress. Substantially all of our secured funding, excluding funding collateralized by liquid government obligations, is executed for tenors of one month or greater. Assets that may be harder to fund on a secured basis during times of market stress include certain financial instruments in the following categories: mortgage and other asset-backed loans and securities, non-investment-grade corporate debt securities, equities and convertible debentures and emerging market securities. Assets that are classified as level 3 in the fair value hierarchy are generally funded on an unsecured basis. See Notes 5 and 6 to the consolidated financial statements for further information about the classification of financial instruments in the fair value hierarchy and “Unsecured Long-Term Borrowings” below for further information about the use of unsecured long-term borrowings as a source of funding.

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCLA, exceeded 120 days as of December 2015.

Goldman Sachs 2015 Form 10-K	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

A majority of our secured funding for securities not eligible for inclusion in the GCLA is executed through term repurchase agreements and securities loaned contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank (FHLB). As of December 2015, our outstanding borrowings against the FHLB were $2.92 billion.

GS Bank USA also has access to funding through the Federal Reserve Bank discount window. While we do not rely on this funding in our liquidity planning and stress testing, we maintain policies and procedures necessary to access this funding and test discount window borrowing procedures.

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCLA. We issue in different tenors, currencies and products to maximize the diversification of our investor base.

The table below presents our quarterly unsecured long-term borrowings maturity profile as of December 2015.

	Unsecured Long-Term Borrowings Maturity Profile
$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017	$12,618	$3,403	$7,305	$2,036	$ 25,362

2018	8,114	8,258	5,243	3,516	25,131

2019	6,318	663	2,243	6,811	16,035

2020	4,290	7,368	5,455	842	17,955

2021 - thereafter					90,939
Total					$175,422

The weighted average maturity of our unsecured long-term borrowings as of December 2015 was approximately nine years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a majority of the amount of our unsecured long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

Deposits. We raise deposits mainly through GS Bank USA and Goldman Sachs International Bank (GSIB). The tables below present the types and sources of our deposits.

	As of December 2015
$ in millions	Savings and Demand	[1]	Time	[2]	Total
Private bank deposits [3]	$38,715		$ 2,354		$41,069

Certificates of deposit	—		34,375		34,375

Deposit sweep programs [4]	15,791		—		15,791

Institutional	1		6,283		6,284
Total [5]	$54,507		$43,012		$97,519

	As of December 2014
$ in millions	Savings and Demand	[1]	Time	[2]	Total
Private bank deposits [3]	$33,590		$ 1,609		$35,199

Certificates of deposit	—		25,780		25,780

Deposit sweep programs [4]	15,691		—		15,691

Institutional	12		6,198		6,210
Total [5]	$49,293		$33,587		$82,880

1.	Represents deposits with no stated maturity.

2.	Weighted average maturity of approximately three years as of both December 2015 and December 2014.

3.	Substantially all were from overnight deposit sweep programs related to private wealth management clients.

4.	Represents long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

5.	Deposits insured by the FDIC as of December 2015 and December 2014 were approximately $55.48 billion and $45.72 billion, respectively.

In August 2015, GS Bank USA entered into an agreement, subject to regulatory approval, to acquire GE Capital Bank’s online deposit platform and to assume approximately $16 billion of deposits, consisting of approximately $8 billion in online deposit accounts and approximately $8 billion in brokered certificates of deposit.

Unsecured Short-Term Borrowings. A significant portion of our unsecured short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use unsecured short-term borrowings to finance liquid assets and for other cash management purposes. We issue hybrid financial instruments, commercial paper and promissory notes. In light of regulatory developments, since the third quarter of 2015, Group Inc. has not issued debt with an original maturity of less than one year and currently does not expect to issue short-term debt in the future.

As of December 2015 and December 2014, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $42.79 billion and $44.54 billion, respectively. See Note 15 to the consolidated financial statements for further information about our unsecured short-term borrowings.

72	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Equity Capital Management and Regulatory Capital

Capital adequacy is of critical importance to us. We have in place a comprehensive capital management policy that provides a framework, defines objectives and establishes guidelines to assist us in maintaining the appropriate level and composition of capital in both business-as-usual and stressed conditions.

Equity Capital Management

We determine the appropriate level and composition of our equity capital by considering multiple factors including our current and future consolidated regulatory capital requirements, the results of our capital planning and stress testing process and other factors such as rating agency guidelines, subsidiary capital requirements, the business environment and conditions in the financial markets. We manage our capital requirements and the levels of our capital usage principally by setting limits on balance sheet assets and/or limits on risk, in each case at both the consolidated and business levels.

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

Capital Planning and Stress Testing Process. As part of capital planning, we project sources and uses of capital given a range of business environments, including stressed conditions. Our stress testing process is designed to identify and measure material risks associated with our business activities including market risk, credit risk and operational risk, as well as our ability to generate revenues.

The following is a description of our capital planning and stress testing process:

•

Capital Planning. Our capital planning process incorporates an internal capital adequacy assessment with the objective of ensuring that we are appropriately capitalized relative to the risks in our business. We incorporate stress scenarios into our capital planning process with a goal of holding sufficient capital to ensure we remain adequately capitalized after experiencing a severe stress event. Our assessment of capital adequacy is viewed in tandem with our assessment of liquidity adequacy and is integrated into our overall risk management structure, governance and policy framework.

Our capital planning process also includes an internal risk-based capital assessment. This assessment incorporates market risk, credit risk and operational risk. Market risk is calculated by using Value-at-Risk (VaR) calculations supplemented by risk-based add-ons which include risks related to rare events (tail risks). Credit risk utilizes assumptions about our counterparties’ probability of default and the size of our losses in the event of a default. Operational risk is calculated based on scenarios incorporating multiple types of operational failures as well as incorporating internal and external actual loss experience. Backtesting is used to gauge the effectiveness of models at capturing and measuring relevant risks.

•

Stress Testing. Our stress tests incorporate our internally designed stress scenarios, including our internally developed severely adverse scenario, and those required under CCAR and DFAST, and are designed to capture our specific vulnerabilities and risks. We provide additional information about our stress test processes and a summary of the results on our web site as described under “Business — Available Information” in Part I, Item 1 of the 2015 Form 10-K.

Goldman Sachs 2015 Form 10-K	73

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

We submitted our initial 2015 CCAR to the Federal Reserve Board in January 2015 and, based on the Federal Reserve Board feedback, we submitted revised capital actions in March 2015. The Federal Reserve Board informed us that it did not object to our revised capital actions, including the repurchase of outstanding common stock, an increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities from the second quarter of 2015 through the second quarter of 2016. We published a summary of our annual DFAST results in March 2015. See “Business — Available Information” in Part I, Item 1 of the 2015 Form 10-K.

In July 2015, we submitted the results of our semi-annual DFAST to the Federal Reserve Board and published a summary of our internally developed severely adverse scenario results. See “Business — Available Information” in Part I, Item 1 of the 2015 Form 10-K.

In accordance with the Federal Reserve Board requirements, we plan to submit our 2016 CCAR in April 2016.

In addition, the rules adopted by the Federal Reserve Board under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2015 annual DFAST stress results to the Federal Reserve Board in January 2015 and published a summary of its results in March 2015. See “Business — Available Information” in Part I, Item 1 of the 2015 Form 10-K.

Goldman Sachs International (GSI) also has its own capital planning and stress testing process, which incorporates internally designed stress tests and those required under the Prudential Regulation Authority’s (PRA) Internal Capital Adequacy Assessment Process.

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

Capital Attribution. We assess each of our businesses’ capital usage based upon our internal assessment of risks, which incorporates an attribution of all of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our binding capital constraints. We also attribute risk-weighted assets (RWAs) to our business segments. As of December 2015, approximately two-thirds of RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

74	Goldman Sachs 2015 Form 10-K

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

On October 14, 2015, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 60.0 million shares of common stock pursuant to our existing share repurchase program. As of December 2015, the remaining share authorization under our existing repurchase program was 63.2 million shares; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the Federal Reserve Board. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of the 2015 Form 10-K and Note 19 to the consolidated financial statements for additional information about our share repurchase program and see above for information about our capital planning and stress testing process.

Resolution and Recovery Plans

We are required by the Federal Reserve Board and the FDIC to submit an annual plan that describes our strategy for a rapid and orderly resolution in the event of material financial distress or failure (resolution plan). We are also required by the Federal Reserve Board to submit and have submitted, on an annual basis, a global recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress. In August 2014, the Federal Reserve Board and the FDIC indicated that we and other large industry participants had certain shortcomings in the 2013 resolution plans that must be addressed in the 2015 resolution plans. We submitted our 2015 resolution plan on June 30, 2015. See “Risk Factors” in Part 1, Item 1A of the 2015 Form 10-K for information about the potential consequences to us if we failed to address the identified shortcomings in our 2015 resolution plan.

In addition, GS Bank USA is required by the FDIC to submit a resolution plan. As required, GS Bank USA’s 2015 resolution plan was submitted on September 1, 2015.

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

As of December 2015, we calculated our Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules) as described in Note 20 to the consolidated financial statements. The lower of each ratio calculated in (i) and (ii) is the ratio against which our compliance with minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to us as of December 2015.

Goldman Sachs 2015 Form 10-K	75

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

See Note 20 to the consolidated financial statements for further information about our capital ratios as of December 2015 and December 2014, and for additional information about the Revised Capital Framework.

Minimum Capital Ratios and Capital Buffers

The table below presents our minimum required ratios as of December 2015, as well as the minimum ratios that we expect will apply at the end of the transitional provisions beginning January 2019.

	December 2015 Minimum Ratio	[1]	January 2019 Minimum Ratio
CET1 ratio	4.5%		10.0%	[4]

Tier 1 capital ratio	6.0%		11.5%	[4]

Total capital ratio	8.0%	[3]	13.5%	[4]

Tier 1 leverage ratio [2]	4.0%		4.0%

1.	Does not reflect the capital conservation buffer or Global Systemically Important Banks (G-SIBs) surcharge described below.

2.

Tier 1 leverage ratio is defined as Tier 1 capital divided by quarterly average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

3.	In order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s regulations, we must meet a higher required minimum Total capital ratio of 10.0%.

4.	Includes the capital conservation buffer of 2.5% and a preliminary G-SIB surcharge of 3.0% estimated by the Federal Reserve Board under the methodology described below.

Under the Revised Capital Framework, the minimum CET1, Tier 1 capital, and Total capital ratios will be supplemented by a capital conservation buffer, consisting entirely of capital that qualifies as CET1, that phases in beginning on January 1, 2016, in increments of 0.625% per year until it reaches 2.5% of RWAs on January 1, 2019.

In July 2015, the Federal Reserve Board approved a final rule establishing a capital surcharge for U.S. G-SIBs (generally higher than that required by the Basel Committee) to be implemented as an extension of the U.S. capital conservation buffer. This surcharge will be phased-in ratably, beginning in 2016, becoming fully effective on January 1, 2019, and must consist entirely of capital that qualifies as CET1. The surcharge must be calculated using two methodologies, the higher of which will be reflected in our minimum risk-based capital ratios. The first calculation is based upon the Basel Committee’s methodology which, among other factors, relies upon measures of the size, activity and complexity of each G-SIB (Method One). The second calculation uses similar inputs, but it includes a measure of each firm’s reliance on short-term wholesale funding (Method Two). The Federal Reserve Board has indicated that its preliminary estimate of our G-SIB surcharge is 3.0%, based on the Method Two calculation using financial data as of December 2014. The surcharge becomes applicable to us beginning in 2016 on a phased-in basis, and will be updated annually based on financial data as of the end of the prior year. We currently estimate that, based on information as of December 2015, we are at or near the threshold for a lower G-SIB surcharge. However, the surcharge in the future may differ from the estimate above due to additional guidance from our regulators and/or positional changes.

The Revised Capital Framework also provides a counter-cyclical capital buffer of up to 2.5% (and also consisting entirely of CET1) in order to counteract excessive credit growth. The Federal Reserve Board has not finalized all of the regulations with respect to this buffer and the table above does not reflect this buffer.

Our regulators could change these buffers in the future. As a result, the minimum ratios we are subject to as of January 1, 2019 could be higher than the amounts presented in the table above.

Our minimum required supplementary leverage ratio will be 5.0% on January 1, 2018. See “Supplementary Leverage Ratio” below for further information.

76	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The table below presents our capital ratios calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules on a fully phased-in basis.

	As of December
$ in millions	2015	2014
Common shareholders’ equity	$ 75,528	$ 73,597

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,044)	(3,196)

Deductions for investments in nonconsolidated financial institutions	(2,274)	(4,928)

Other adjustments	(1,409)	(1,213)
Total Common Equity Tier 1	68,801	64,260
Perpetual non-cumulative preferred stock	11,200	9,200

Deduction for investments in covered funds	(413)	—

Other adjustments	(128)	(286)
Tier 1 capital	$ 79,460	$ 73,174
Standardized Tier 2 and total capital
Tier 1 capital	$ 79,460	$ 73,174

Qualifying subordinated debt	15,132	11,894

Allowance for losses on loans and lending commitments	602	316

Other adjustments	(19)	(9)
Standardized Tier 2 capital	15,715	12,201
Standardized total capital	$ 95,175	$ 85,375
Basel III Advanced Tier 2 and total capital
Tier 1 capital	$ 79,460	$ 73,174

Standardized Tier 2 capital	15,715	12,201

Allowance for losses on loans and lending commitments	(602)	(316)
Basel III Advanced Tier 2 capital	15,113	11,885
Basel III Advanced total capital	$ 94,573	$ 85,059
RWAs
Standardized	$534,135	$627,444
Basel III Advanced	587,319	577,869
CET1 ratio
Standardized	12.9%	10.2%
Basel III Advanced	11.7%	11.1%
Tier 1 capital ratio
Standardized	14.9%	11.7%
Basel III Advanced	13.5%	12.7%
Total capital ratio
Standardized	17.8%	13.6%
Basel III Advanced	16.1%	14.7%

Although the fully phased-in capital ratios are not applicable until 2019, we believe that the ratios in the table above are meaningful because they are measures that we, our regulators and investors use to assess our ability to meet future regulatory capital requirements. The fully phased-in Basel III Advanced and Standardized capital ratios are non-GAAP measures as of both December 2015 and December 2014 and may not be comparable to similar non-GAAP measures used by other companies as of those dates. These ratios are based on our current interpretation, expectations and understanding of the Revised Capital Framework and may evolve as we discuss its interpretation and application with our regulators.

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.66 billion and $3.65 billion as of December 2015 and December 2014, respectively, and identifiable intangible assets of $491 million and $515 million as of December 2015 and December 2014, respectively, net of associated deferred tax liabilities of $1.10 billion and $964 million as of December 2015 and December 2014, respectively.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2014 to December 2015 primarily reflects reductions in our fund investments.

•

The deduction for investments in covered funds represents our aggregate investments in applicable covered funds, as permitted by the Volcker Rule, that were purchased after December 2013. Substantially all of these investments in covered funds were purchased in connection with our market-making activities. This deduction became effective in July 2015 and is not subject to a transition period. See “Regulatory Developments” below for further information about the Volcker Rule.

•

Other adjustments within CET1 and Tier 1 capital primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, credit valuation adjustments on derivative liabilities, debt valuation adjustments and other required credit risk-based deductions.

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 to the consolidated financial statements for additional information about our subordinated debt.

See Note 20 to the consolidated financial statements for information about our transitional capital ratios, which represent the ratios that are applicable to us as of December 2015 and December 2014.

Goldman Sachs 2015 Form 10-K	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Supplementary Leverage Ratio

The Revised Capital Framework includes a supplementary leverage ratio requirement for Advanced approach banking organizations. Under amendments to the Revised Capital Framework, the U.S. federal bank regulatory agencies approved a final rule that implements the supplementary leverage ratio aligned with the definition of leverage established by the Basel Committee. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as total daily average assets for the quarter less certain deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments. The Revised Capital Framework requires a minimum supplementary leverage ratio of 5.0% (comprised of the minimum requirement of 3.0% and a 2.0% buffer) for U.S. bank holding companies deemed to be G-SIBs, effective on January 1, 2018.

As of December 2015 and December 2014, our supplementary leverage ratio was 5.9% and 5.0%, respectively, based on Tier 1 capital on a fully phased-in basis of $79.46 billion and $73.17 billion, respectively, divided by total leverage exposure of $1.34 trillion (total daily average assets for the quarter of $878 billion plus adjustments of $465 billion) and $1.45 trillion (total daily average assets for the quarter of $873 billion plus adjustments of $579 billion), respectively. Within total leverage exposure, the adjustments to quarterly average assets in both periods were primarily comprised of off-balance-sheet exposures related to derivatives, secured financing transactions, commitments and guarantees.

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

In addition, under Federal Reserve Board rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as total daily average assets for the quarter less certain deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments. As of December 2015, GS Bank USA’s supplementary leverage ratio was 7.1%, based on Tier 1 capital on a fully phased-in basis of $23.02 billion, divided by total leverage exposure of $324 billion (total daily average assets for the quarter of $134 billion plus adjustments of $190 billion). As of December 2014, GS Bank USA would also have met the “well-capitalized” minimum. This supplementary leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss their interpretation and application with our regulators.

GSI. Our regulated U.K. broker-dealer, GSI, is one of our principal non-U.S. regulated subsidiaries and is regulated by the PRA and the Financial Conduct Authority. GSI is subject to the revised capital framework for European Union (EU)-regulated financial institutions (the fourth EU Capital Requirements Directive and EU Capital Requirements Regulation, collectively known as “CRD IV”). These capital regulations are largely based on Basel III.

78	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents GSI’s minimum required ratios as of December 2015, as well as the minimum required ratios that became effective in January 2016.

	December 2015 Minimum Ratio	January 2016 Minimum Ratio
CET1 ratio	6.1%	6.6%

Tier 1 capital ratio	8.2%	8.5%

Total capital ratio	10.9%	11.2%

The minimum ratios in the table above incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “Minimum Capital Ratios and Capital Buffers.”

As of December 2015, GSI had a CET1 ratio of 12.9%, a Tier 1 capital ratio of 12.9% and a Total capital ratio of 17.6%. Each of these ratios includes approximately 70 bps attributable to unaudited results for the year ended December 2015. These ratios will be finalized upon the completion of the 2015 GSI audit. As of December 2014, GSI had a CET1 ratio of 9.7%, a Tier 1 capital ratio of 9.7% and a Total capital ratio of 12.7%. The ratios for both December 2015 and December 2014 reflect the applicable transitional provisions.

CRD IV, as amended by the European Commission Delegated Act (the Delegated Act), introduced a new leverage ratio, which compares CRD IV’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of assets less Tier 1 capital deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures, securities financing transactions and commitments. The Delegated Act does not currently include a minimum leverage ratio requirement; however, the Basel Committee has proposed a minimum requirement of 3%. Any required minimum ratio is expected to become effective for GSI on January 1, 2018. As of December 2015, GSI had a leverage ratio of 3.6%. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss its interpretation and application with GSI’s regulators.

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of December 2015 and December 2014, Group Inc.’s equity investment in subsidiaries was $85.52 billion and $79.70 billion, respectively, compared with its total shareholders’ equity of $86.73 billion and $82.80 billion, respectively.

Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and non-U.S. denominated debt. See Note 7 to the consolidated financial statements for information about our net investment hedges, which are used to hedge this risk.

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

Regulatory Developments

Our businesses are subject to significant and evolving regulation. The Dodd-Frank Act, enacted in July 2010, significantly altered the financial regulatory regime within which we operate. In addition, other reforms have been adopted or are being considered by regulators and policy makers worldwide. We expect that the principal areas of impact from regulatory reform for us will be increased regulatory capital requirements and increased regulation and restriction on certain activities. However, given that many of the new and proposed rules are highly complex, the full impact of regulatory reform will not be known until the rules are implemented and market practices develop under the final regulations.

Goldman Sachs 2015 Form 10-K	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

There has been increased regulation of, and limitations on, our activities, including the Dodd-Frank Act prohibition on “proprietary trading” and the limitation on the sponsorship of, and investment in, “covered funds” (as defined in the Volcker Rule). In addition, there is increased regulation of, and restrictions on, OTC derivatives markets and transactions, particularly related to swaps and security-based swaps.

See “Business — Regulation” in Part I, Item 1 of the 2015 Form 10-K for more information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations. In addition, see Note 20 to the consolidated financial statements for information about regulatory developments as they relate to our regulatory capital and leverage ratios.

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

In addition to the prohibition on proprietary trading, the Volcker Rule limits the sponsorship of, and investment in, covered funds by banking entities, including Group Inc. and its subsidiaries. It also limits certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates as described in “Business — Regulation” in Part I, Item 1 of the 2015 Form 10-K. Covered funds include our private equity funds, certain of our credit and real estate funds, our hedge funds and certain other investment structures. The limitation on investments in covered funds requires us to reduce our investment in each such fund to 3% or less of the fund’s net asset value, and to reduce our aggregate investment in all such funds to 3% or less of our Tier 1 capital.

Beginning in July 2015, our investments in applicable covered funds purchased after December 2013 are required to be deducted from Tier 1 capital. See “Fully Phased-in Capital Ratios” above for further information about our Tier 1 capital and the deduction for investments in covered funds.

We continue to manage our existing interests in such funds, taking into account the conformance period under the Volcker Rule. We plan to continue to conduct our investing and lending activities in ways that are permissible under the Volcker Rule.

Our current investment in funds that are measured at NAV is $7.76 billion. In order to be compliant with the Volcker Rule, we will be required to reduce most of our interests in these funds by the end of the conformance period. See Note 6 to the consolidated financial statements for further information about our investment in funds measured at NAV and the conformance period for covered funds.

Although our net revenues from our interests in private equity, credit, real estate and hedge funds may vary from period to period, our aggregate net revenues from these investments were approximately 3% and 5% of our aggregate total net revenues over the last 10 years and 5 years, respectively.

Total Loss-Absorbing Capacity

In October 2015, the Federal Reserve Board issued a proposed rule which would establish a new total loss-absorbing capacity (TLAC) requirement for U.S. bank holding companies designated as G-SIBs. The TLAC proposal has been designed so that, in the event of a G-SIB’s failure, there will be sufficient external loss-absorbing capacity available in order for authorities to implement an orderly resolution of the G-SIB. The proposal would require G-SIBs to maintain an amount of regulatory capital and eligible long-term debt (i.e., debt that is unsecured, has a maturity greater than one year from issuance and satisfies certain additional criteria) to cover a percentage of RWAs and/or leverage exposure (the denominator in the supplementary leverage ratio).

Under the proposed rule, eligible long-term debt would exclude, among other instruments, debt securities that permit acceleration for reasons other than insolvency or payment default, as well as structured notes, as defined in the TLAC proposal, and debt securities not governed by U.S. law. The senior long-term debt of U.S. G-SIBs, including Group Inc., typically permits acceleration for reasons other than insolvency or payment default, and therefore would not qualify as eligible long-term debt under the proposed rule.

80	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The proposed rule would prohibit Group Inc., as a U.S. G-SIB, from (i) guaranteeing liabilities of subsidiaries that are subject to early termination provisions under certain conditions, (ii) incurring liabilities guaranteed by subsidiaries, (iii) issuing short-term debt, or (iv) entering into derivatives and certain other financial contracts with external counterparties. Additionally, the proposed rule would cap the amount of certain liabilities of a U.S. G-SIB that are not eligible long-term debt. Finally, the proposed rule would require U.S. G-SIBs and other large banking entities to deduct from their own Tier 2 capital certain holdings in unsecured debt of other U.S. G-SIBs, as well as holdings of their own unsecured debt securities.

Under the proposal, the TLAC requirements would phase in between 2019 and 2022. We are currently evaluating the impact of the proposed TLAC requirements. See “Business — Regulation” in Part I, Item 1 of the 2015 Form 10-K for further information on the Federal Reserve Board’s proposed TLAC rule.

Other Developments

In January 2016, the Basel Committee finalized a revised framework for calculating minimum capital requirements for market risk. The revisions constitute a fundamental change to the calculation of both model-based and non-model-based components of market risk capital. The Basel Committee has set an effective date for first reporting under the revised framework of December 31, 2019. The U.S. federal bank regulatory agencies have not yet proposed rules implementing these revisions for U.S. banking organizations. We are currently evaluating the potential impact of the Basel Committee’s revised framework.

See “Business — Regulation” in Part I, Item 1 of the 2015 Form 10-K for further information on regulations that may impact us in the future.

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

Goldman Sachs 2015 Form 10-K	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents where information about our various off-balance-sheet arrangements may be found in the 2015 Form 10-K. In addition, see Note 3 to the consolidated financial statements for information about our consolidation policies.

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

The table below presents our contractual obligations, commitments and guarantees by type.

	As of December
$ in millions	2015	2014
Amounts related to on-balance-sheet obligations
Time deposits	$ 25,748	$ 18,719

Secured long-term financings	10,520	7,249

Unsecured long-term borrowings	175,422	167,302

Contractual interest payments	59,327	61,416

Subordinated liabilities issued by consolidated VIEs	501	843

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	117,158	95,949

Contingent and forward starting resale and securities borrowing agreements	28,874	35,225

Forward starting repurchase and secured lending agreements	5,878	8,180

Letters of credit	249	308

Investment commitments	6,054	5,164

Other commitments	6,944	6,321

Minimum rental payments	2,575	2,173

Derivative guarantees	926,443	612,735

Securities lending indemnifications	31,902	27,567

Other financial guarantees	4,461	4,486

The table below presents our contractual obligations, commitments and guarantees by period of expiration.

	Contractual Obligations, Commitments and Guarantees Amount by Period of Expiration as of December 2015
$ in millions	2016	2017 - 2018	2019 - 2020	2021 - Thereafter
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 10,314	$ 7,122	$ 8,312

Secured long-term financings	—	8,465	1,435	620

Unsecured long-term borrowings	—	50,493	33,990	90,939

Contractual interest payments	6,613	11,742	8,381	32,591

Subordinated liabilities issued by consolidated VIEs	—	—	—	501

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	28,404	24,956	53,822	9,976

Contingent and forward starting resale and securities borrowing agreements	28,839	35	—	—

Forward starting repurchase and secured lending agreements	5,878	—	—	—

Letters of credit	217	25	3	4

Investment commitments	4,600	336	24	1,094

Other commitments	6,484	339	70	51

Minimum rental payments	317	614	484	1,160

Derivative guarantees	640,288	168,784	67,643	49,728

Securities lending indemnifications	31,902	—	—	—

Other financial guarantees	611	1,402	1,772	676

82	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above:

•	The “2016” column includes $2.53 billion of investment commitments to covered funds (as defined by the Volcker Rule). We expect that substantially all of these commitments will not be called.

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

•	Unsecured long-term borrowings includes $8.34 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

The aggregate contractual principal amount of secured long-term financings and unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $362 million and $1.12 billion, respectively.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of December 2015, and includes stated coupons, if any, on structured notes.

See Notes 15 and 18 to the consolidated financial statements for further information about our short-term borrowings and commitments and guarantees, respectively.

As of December 2015, our unsecured long-term borrowings were $175.42 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

As of December 2015, our future minimum rental payments, net of minimum sublease rentals under noncancelable leases, were $2.58 billion. These lease commitments for office space expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. For 2015, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

Risk Management

Risks are inherent in our business and include liquidity, market, credit, operational, legal, regulatory and reputational risks. For further information about our risk management processes, see “— Overview and Structure of Risk Management” below. Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For further information about our areas of risk, see “— Liquidity Risk Management,” “— Market Risk Management,” “— Credit Risk Management,” “— Operational Risk Management,” “— Model Risk Management” and “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

Goldman Sachs 2015 Form 10-K	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Overview and Structure of Risk

Management

Overview

We believe that effective risk management is of primary importance to the success of the firm. Accordingly, we have comprehensive risk management processes through which we monitor, evaluate and manage the risks we assume in conducting our activities. These include market, credit, liquidity, operational, model, legal, regulatory and reputational risk exposures. Our risk management framework is built around three core components: governance, processes and people.

Governance. Risk management governance starts with our Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its committees, including its Risk Committee. The Board also receives regular briefings on firmwide risks, including market risk, liquidity risk, credit risk, operational risk and model risk from our independent control and support functions, including the chief risk officer, and on matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee. The chief risk officer, as part of the review of the firmwide risk portfolio, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures. Next, at the most senior levels of the firm, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior management, and senior managers in our revenue-producing units and independent control and support functions, lead and participate in risk-oriented committees. Independent control and support functions include Business Selection and Conflicts Resolution (Conflicts), Compliance, Controllers, Credit Risk Management and Advisory (Credit Risk Management), Human Capital Management, Legal, Liquidity Risk Management and Analysis (Liquidity Risk Management), Market Risk Management and Analysis (Market Risk Management), Model Risk Management, Operations, Operational Risk Management and Analysis (Operational Risk Management), Tax, Technology and Treasury.

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

We also apply a rigorous framework of limits to control risk across multiple transactions, products, businesses and markets. This includes approval of limits at both firmwide and business levels by the Risk Committee of the Board. In addition, the Firmwide Risk Committee is responsible for approving limits, subject to the overall limits approved by the Risk Committee of the Board, at a variety of levels and monitoring these limits on a daily basis. Divisional risk committees are responsible for setting sub-limits below the overall business-level limits approved by the Firmwide Risk Committee. Limits are typically set at levels that will be periodically exceeded, rather than at levels which reflect our maximum risk appetite. This fosters an ongoing dialogue on risk among revenue-producing units, independent control and support functions, committees and senior management, as well as rapid escalation of risk-related matters. See “Liquidity Risk Management,” “Market Risk Management” and “Credit Risk Management” for further information about our risk limits.

84	Goldman Sachs 2015 Form 10-K

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

In addition, independent control and support functions, which report to the chief executive officer, the president and chief operating officer, the chief financial officer, the chief risk officer and the chief administrative officer, are responsible for day-to-day oversight or monitoring of risk, as illustrated in the chart below and as described in greater detail in the following sections. Internal Audit, which reports to the Audit Committee of the Board and includes professionals with a broad range of audit and industry experience, including risk management expertise, is responsible for independently assessing and validating key controls within the risk management framework.

Goldman Sachs 2015 Form 10-K	85

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below presents an overview of our risk management governance structure, highlighting the oversight of our Board, our key risk-related committees and the independence of our key control and support functions.

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

86	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by our global treasurer and the chief administrative officer of our Investment Management Division, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

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

•

Firmwide Reputational Risk Committee. The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as presenting heightened reputational risk, and other situations where the facts and circumstances warrant escalation. This committee is co-chaired by the head of Compliance and the head of Conflicts, who are appointed as co-chairs by the Firmwide Client and Business Standards Committee.

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of our financial risks. Through both direct and delegated authority, the Firmwide Risk Committee approves firmwide and business-level limits for both market and credit risks, approves sovereign credit risk limits, reviews results of stress tests and scenario analyses, and provides oversight over model risk. This committee is co-chaired by our chief financial officer and our chief risk officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Risk Committee:

•

Credit Policy Committee. The Credit Policy Committee establishes and reviews broad firmwide credit policies and parameters that are implemented by Credit Risk Management. This committee is co-chaired by a deputy chief risk officer and the head of Credit Risk Management for our Securities Division, who are appointed as co-chairs by our chief risk officer.

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

Goldman Sachs 2015 Form 10-K	87

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

•

Firmwide Model Risk Control Committee. The Firmwide Model Risk Control Committee is responsible for oversight of the development and implementation of model risk controls, which includes governance, policies and procedures related to our reliance on financial models. This committee is chaired by a deputy chief risk officer, who is appointed as chair by the Firmwide Risk Committee.

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

•

Securities Division Risk Committee. The Securities Division Risk Committee sets market risk limits, subject to business-level risk limits approved by the Firmwide Risk Committee, for the Securities Division based on a number of risk measures, including but not limited to VaR, stress tests and scenario analyses. This committee is chaired by the Securities Division’s chief risk officer, who is appointed as chair by the co-chairs of the Firmwide Risk Committee.

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

•

Merchant Banking Division Risk Committee. The Merchant Banking Division Risk Committee is responsible for the ongoing monitoring and control of financial risks for the Merchant Banking Division. This committee is chaired by a managing director in the Merchant Banking Division, who is appointed as chair by the co-chairs of the Firmwide Risk Committee.

88	Goldman Sachs 2015 Form 10-K

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

Investment Management Division Risk Committee. The Investment Management Division Risk Committee is responsible for the ongoing monitoring and control of global market, counterparty credit and liquidity risks associated with the activities of our investment management businesses and reports to our chief risk officer. This committee is chaired by the Investment Management Division’s chief risk officer, who is appointed as chair by our chief risk officer.

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

We have a multilayered approach to resolving conflicts and addressing reputational risk. Our senior management oversees policies related to conflicts resolution, and, in conjunction with Conflicts, Legal and Compliance, the Firmwide Client and Business Standards Committee, and other internal committees, formulates policies, standards and principles, and assists in making judgments regarding the appropriate resolution of particular conflicts. Resolving potential conflicts necessarily depends on the facts and circumstances of a particular situation and the application of experienced and informed judgment.

As a general matter, Conflicts reviews all financing and advisory assignments in Investment Banking and certain investing, lending and other activities of the firm. In addition, we have various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees across the firm that also review new underwritings, loans, investments and structured products. These groups and committees work with internal and external counsel and Compliance to evaluate and address any actual or potential conflicts.

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules, and regulations.

Goldman Sachs 2015 Form 10-K	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Risk Management

Overview

Liquidity risk is the risk that we will be unable to fund the firm or meet our liquidity needs in the event of firm-specific, broader industry, or market liquidity stress events. Liquidity is of critical importance to us, as most of the failures of financial institutions have occurred in large part due to insufficient liquidity. Accordingly, we have in place a comprehensive and conservative set of liquidity and funding policies. Our principal objective is to be able to fund the firm and to enable our core businesses to continue to serve clients and generate revenues, even under adverse circumstances.

Treasury has the primary responsibility for assessing, monitoring and managing our liquidity and funding strategy. Treasury is independent of the revenue-producing units and reports to our chief financial officer.

Liquidity Risk Management is an independent risk management function responsible for control and oversight of the firm’s liquidity risk management framework, including stress testing and limit governance. Liquidity Risk Management is independent of the revenue-producing units and Treasury, and reports to our chief risk officer.

Liquidity Risk Management Principles

We manage liquidity risk according to three principles (i) hold sufficient excess liquidity in the form of Global Core Liquid Assets (GCLA) to cover outflows during a stressed period, (ii) maintain appropriate Asset-Liability Management and (iii) maintain a viable Contingency Funding Plan.

Global Core Liquid Assets. GCLA is liquidity that we maintain to meet a broad range of potential cash outflows and collateral needs in a stressed environment. Our most important liquidity policy is to pre-fund our estimated potential cash and collateral needs during a liquidity crisis and hold this liquidity in the form of unencumbered, highly liquid securities and cash. We believe that the securities held in our GCLA would be readily convertible to cash in a matter of days, through liquidation, by entering into repurchase agreements or from maturities of resale agreements, and that this cash would allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets.

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

We maintain our GCLA across major broker-dealer and bank subsidiaries, asset types, and clearing agents to provide us with sufficient operating liquidity to ensure timely settlement in all major markets, even in a difficult funding environment. In addition to the GCLA, we maintain cash balances in several of our other entities, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

We believe that our GCLA provides us with a resilient source of funds that would be available in advance of potential cash and collateral outflows and gives us significant flexibility in managing through a difficult funding environment.

90	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Asset-Liability Management. Our liquidity risk management policies are designed to ensure we have a sufficient amount of financing, even when funding markets experience persistent stress. We manage the maturities and diversity of our funding across markets, products and counterparties, and seek to maintain a long-dated and diversified funding profile, taking into consideration the characteristics and liquidity profile of our assets.

Our approach to asset-liability management includes:

•

Conservatively managing the overall characteristics of our funding book, with a focus on maintaining long-term, diversified sources of funding in excess of our current requirements. See “Balance Sheet and Funding Sources — Funding Sources” for additional details;

•

Actively managing and monitoring our asset base, with particular focus on the liquidity, holding period and our ability to fund assets on a secured basis. We assess our funding requirements and our ability to liquidate assets in a stressed environment while appropriately managing risk. This enables us to determine the most appropriate funding products and tenors. See “Balance Sheet and Funding Sources — Balance Sheet Management” for more detail on our balance sheet management process and “— Funding Sources — Secured Funding” for more detail on asset classes that may be harder to fund on a secured basis; and

•

Raising secured and unsecured financing that has a long tenor relative to the liquidity profile of our assets. This reduces the risk that our liabilities will come due in advance of our ability to generate liquidity from the sale of our assets. Because we maintain a highly liquid balance sheet, the holding period of certain of our assets may be materially shorter than their contractual maturity dates.

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

Subsidiary Funding Policies

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

Goldman Sachs 2015 Form 10-K	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2015, Group Inc. had $28.39 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $32.88 billion invested in GSI, a regulated U.K. broker-dealer; $2.30 billion invested in GSEC, a U.S. registered broker-dealer; $2.58 billion invested in Goldman Sachs Japan Co., Ltd. (GSJCL), a regulated Japanese broker-dealer; $25.20 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.64 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $91.97 billion of unsubordinated loans and $8.81 billion of collateral to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of December 2015. In addition, as of December 2015, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

Contingency Funding Plan. We maintain a contingency funding plan to provide a framework for analyzing and responding to a liquidity crisis situation or periods of market stress. Our contingency funding plan outlines a list of potential risk factors, key reports and metrics that are reviewed on an ongoing basis to assist in assessing the severity of, and managing through, a liquidity crisis and/or market dislocation. The contingency funding plan also describes in detail our potential responses if our assessments indicate that we have entered a liquidity crisis, which include pre-funding for what we estimate will be our potential cash and collateral needs as well as utilizing secondary sources of liquidity. Mitigants and action items to address specific risks which may arise are also described and assigned to individuals responsible for execution.

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

Liquidity Stress Tests

In order to determine the appropriate size of our GCLA, we use an internal liquidity model, referred to as the Modeled Liquidity Outflow, which captures and quantifies our liquidity risks. We also consider other factors including, but not limited to, an assessment of our potential intraday liquidity needs through an additional internal liquidity model, referred to as the Intraday Liquidity Model, the results of our long-term stress testing models, applicable regulatory requirements and a qualitative assessment of the condition of the financial markets and the firm. The results of the Modeled Liquidity Outflow, the Intraday Liquidity Model and the long-term stress testing models are reported to senior management on a regular basis.

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

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure, and/or a ratings downgrade.

92	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The following are the critical modeling parameters of the Modeled Liquidity Outflow:

•	Liquidity needs over a 30-day scenario;

•	A two-notch downgrade of our long-term senior unsecured credit ratings;

•

A combination of contractual outflows, such as upcoming maturities of unsecured debt, and contingent outflows (e.g., actions though not contractually required, we may deem necessary in a crisis). We assume that most contingent outflows will occur within the initial days and weeks of a crisis;

•	No issuance of equity or unsecured debt;

•

No support from additional government funding facilities. Although we have access to various central bank funding programs, we do not assume reliance on additional sources of funding in a liquidity crisis; and

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

Firm Securities

•	Contingent: Liquidity outflows associated with a reduction or composition change in firm short positions, which may serve as a funding source for long positions.

Goldman Sachs 2015 Form 10-K	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Unfunded Commitments

•	Contingent: Draws on our unfunded commitments. Draw assumptions reflect, among other things, the type of commitment and counterparty.

Other

•	Other upcoming large cash outflows, such as tax payments.

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

Long-Term Stress Testing. We utilize a longer-term stress test to take a forward view on our liquidity position through a prolonged stress period in which the firm experiences a severe liquidity stress and recovers in an environment that continues to be challenging. We are focused on ensuring conservative asset-liability management to prepare for a prolonged period of potential stress, seeking to maintain a long-dated and diversified funding profile, taking into consideration the characteristics and liquidity profile of our assets.

We also run stress tests on a regular basis as part of our routine risk management processes and conduct tailored stress tests on an ad hoc or product-specific basis in response to market developments.

Model Review and Validation

Treasury regularly refines our Modeled Liquidity Outflow, Intraday Liquidity Model and our stress testing models to reflect changes in market or economic conditions and our business mix. Any changes, including model assumptions, are assessed and approved by Liquidity Risk Management.

Model Risk Management is responsible for the independent review and validation of our liquidity models. See “Model Risk Management” for further information about the review and validation of these models.

Limits

We use liquidity limits at various levels and across liquidity risk types to control the size of our liquidity exposures. Limits are measured relative to acceptable levels of risk given the liquidity risk tolerance of the firm. The purpose of the firmwide limits is to assist senior management in monitoring and controlling our overall liquidity profile.

The Risk Committee of the Board and the Firmwide Finance Committee approve liquidity risk limits at the firmwide level. Limits are reviewed frequently and amended, with required approvals, on a permanent and temporary basis, as appropriate, to reflect changing market or business conditions.

Our liquidity risk limits are monitored by Treasury and Liquidity Risk Management. Treasury is responsible for identifying and escalating, on a timely basis, instances where limits have been exceeded.

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both December 2015 and December 2014 was appropriate. As of December 2015 and December 2014, the fair value of the securities and certain overnight cash deposits included in our GCLA totaled $199.12 billion and $182.95 billion, respectively, and the fair value of these assets averaged $187.75 billion for 2015 and $179.63 billion for 2014.

94	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the Year Ended December
$ in millions	2015	2014
U.S. dollar-denominated	$132,415	$134,223

Non-U.S. dollar-denominated	55,333	45,410
Total	$187,748	$179,633

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

The table below presents the fair value of our GCLA by asset class.

	Average for the Year Ended December
$ in millions	2015	2014
Overnight cash deposits	$ 61,407	$ 57,177

U.S. government obligations	69,562	62,838

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	11,413	16,722

German, French, Japanese and United Kingdom government obligations	45,366	42,896
Total	$187,748	$179,633

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

The table below presents the GCLA of Group Inc. and our major broker-dealer and bank subsidiaries.

	Average for the Year Ended December
$ in millions	2015	2014
Group Inc.	$ 41,284	$ 37,699

Major broker-dealer subsidiaries	89,510	89,549

Major bank subsidiaries	56,954	52,385
Total	$187,748	$179,633

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and “Financial instruments owned, at fair value,” including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of these assets averaged $90.36 billion for 2015 and $94.52 billion for 2014. We do not consider these assets liquid enough to be eligible for our GCLA.

Goldman Sachs 2015 Form 10-K	95

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Regulatory Framework

The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring calls for a liquidity coverage ratio (LCR) designed to ensure that banking organizations maintain an adequate level of unencumbered high-quality liquid assets (HQLA) based on expected net cash outflows under an acute short-term liquidity stress scenario.

The final rules on minimum liquidity standards approved by the U.S. federal bank regulatory agencies are generally consistent with the Basel Committee’s framework as described above, but include accelerated transition provisions and more stringent requirements related to both the range of assets that qualify as HQLA and cash outflow assumptions for certain types of funding and other liquidity risks. Our GCLA is substantially the same in composition as the assets that qualify as HQLA under these rules. Under the accelerated transition timeline, the LCR became effective in the United States on January 1, 2015, with a phase-in period whereby firms have an 80% minimum in 2015, which will increase by 10% per year until 2017. In November 2015, the Federal Reserve Board proposed a rule that would require bank holding companies to disclose their LCR on a quarterly basis beginning in the quarter ended September 2016. These requirements include LCR averages over the prior quarter, detailed information on certain components of the LCR calculation and projected net cash outflows. For the three months ended December 2015, our average LCR exceeded the fully phased-in minimum requirement, based on our interpretation and understanding of the finalized framework, which may evolve as we review our interpretation and application with our regulators.

The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring also calls for a net stable funding ratio (NSFR) designed to promote more medium- and long-term stable funding of the assets and off-balance-sheet activities of banking organizations over a one-year time horizon. The Basel Committee’s NSFR framework requires banking organizations to maintain a stable funding profile in relation to the composition of their assets and off-balance-sheet activities and will be effective on January 1, 2018. The U.S. federal bank regulatory agencies have not yet proposed rules implementing the NSFR for U.S. banks and bank holding companies. We are currently evaluating the impact of the Basel Committee’s NSFR framework.

The following is information on our subsidiary liquidity regulatory requirements:

•

GS Bank USA. GS Bank USA is subject to minimum liquidity standards under the LCR rule approved by the U.S. federal bank regulatory agencies that became effective on January 1, 2015, with the same phase-in through 2017 described above.

•

GSI. The LCR rule issued by the U.K. regulatory authorities became effective in the United Kingdom on October 1, 2015, with a phase-in period whereby certain financial institutions, including GSI, must have an 80% minimum ratio initially, increasing to 90% on January 1, 2017 and 100% on January 1, 2018.

•

Other Subsidiaries. We monitor the local regulatory liquidity requirements of our subsidiaries to ensure compliance. For many of our subsidiaries, these requirements either have changed or are likely to change in the future due to the implementation of the Basel Committee’s framework for liquidity risk measurement, standards and monitoring, as well as other regulatory developments.

The implementation of these rules, and any amendments adopted by the applicable regulatory authorities, could impact our liquidity and funding requirements and practices in the future.

Credit Ratings

We rely on the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K for information about the risks associated with a reduction in our credit ratings.

During the fourth quarter of 2015, Standard & Poor’s Ratings Services (S&P) downgraded the long-term debt ratings of Group Inc. from A- to BBB+ and the subordinated debt ratings of Group Inc. from BBB+ to BBB-, and changed the outlook of Group Inc. from negative to stable and the outlook for GS Bank USA, GSIB, GS&Co. and GSI from positive to watch positive. Additionally, Rating and Investment Information, Inc. (R&I) downgraded the long-term debt ratings of Group Inc. from A+ to A and the subordinated debt ratings for Group Inc. from A to A-, and changed the outlook for Group Inc. from negative to stable.

96	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of Group Inc. by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), S&P, and R&I.

As of December 2015
	DBRS		Fitch	Moody’s	S&P	R&I
Short-term Debt	R-1 (middle	)	F1	P-2	A-2	a-1

Long-term Debt [1]	A (high	)	A	A3	BBB+	A

Subordinated Debt	A		A-	Baa2	BBB-	A-

Trust Preferred [2]	A		BBB-	Baa3	BB	N/A

Preferred Stock [3]	BBB (high	)	BB+	Ba1	BB	N/A

Ratings Outlook	Stable		Stable	Stable	Stable	Stable

1.	Fitch, Moody’s and S&P include the senior guaranteed trust securities issued by Murray Street Investment Trust I and Vesey Street Investment Trust I.

2.	Trust preferred securities issued by Goldman Sachs Capital I.

3.	DBRS, Fitch, Moody’s and S&P include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of December 2015
	Fitch	Moody’s	S&P
GS Bank USA
Short-term Debt	F1	P-1	A-1

Long-term Debt	A+	A1	A

Short-term Bank Deposits	F1+	P-1	N/A

Long-term Bank Deposits	AA-	A1	N/A

Ratings Outlook	Stable	Stable	Watch Positive
GSIB
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A1	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A	A1	N/A

Ratings Outlook	Positive	Stable	Watch Positive
GS&Co.
Short-term Debt	F1	N/A	A-1

Long-term Debt	A+	N/A	A

Ratings Outlook	Stable	N/A	Watch Positive
GSI
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A1	A

Ratings Outlook	Positive	Stable	Watch Positive

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	The level and variability of our earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating environment, including, in some cases, the assumed level of government or other systemic support.

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

	As of December
$ in millions	2015	2014
Additional collateral or termination payments for a one-notch downgrade	$1,061	$1,072

Additional collateral or termination payments for a two-notch downgrade	2,689	2,815

Goldman Sachs 2015 Form 10-K	97

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

Year Ended December 2015. Our cash and cash equivalents increased by $17.51 billion to $75.11 billion at the end of 2015. We used $18.57 billion in net cash for investing activities, primarily due to funding of loans receivable. We generated $36.08 billion in net cash from financing activities and operating activities primarily from net issuances of long-term borrowings and bank deposits, partially offset by repurchases of common stock.

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

Market Risk Management

Overview

Market risk is the risk of loss in the value of our inventory, as well as certain other financial assets and financial liabilities, due to changes in market conditions. We employ a variety of risk measures, each described in the respective sections below, to monitor market risk. We hold inventory primarily for market making for our clients and for our investing and lending activities. Our inventory therefore changes based on client demands and our investment opportunities. Our inventory is accounted for at fair value and therefore fluctuates on a daily basis, with the related gains and losses included in “Market making” and “Other principal transactions.” Categories of market risk include the following:

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

98	Goldman Sachs 2015 Form 10-K

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

Risk Measures. Market Risk Management produces risk measures and monitors them against market risk limits set by our risk committees. These measures reflect an extensive range of scenarios and the results are aggregated at product, business and firmwide levels.

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

Value-at-Risk. VaR is the potential loss in value due to adverse market movements over a defined time horizon with a specified confidence level. For assets and liabilities included in VaR, see “Financial Statement Linkages to Market Risk Measures.” We typically employ a one-day time horizon with a 95% confidence level. We use a single VaR model which captures risks including interest rates, equity prices, currency rates and commodity prices. As such, VaR facilitates comparison across portfolios of different risk characteristics. VaR also captures the diversification of aggregated risk at the firmwide level.

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

We perform daily backtesting of our VaR model (i.e., comparing daily trading net revenues to the VaR measure calculated as of the prior business day) at the firmwide level and for each of our businesses and major regulated subsidiaries.

Stress Testing. Stress testing is a method of determining the effect of various hypothetical stress scenarios on the firm. We use stress testing to examine risks of specific portfolios as well as the potential impact of significant risk exposures across the firm. We use a variety of stress testing techniques to calculate the potential loss from a wide range of market moves on our portfolios, including sensitivity analysis, scenario analysis and firmwide stress tests. The results of our various stress tests are analyzed together for risk management purposes.

Sensitivity analysis is used to quantify the impact of a market move in a single risk factor across all positions (e.g., equity prices or credit spreads) using a variety of defined market shocks, ranging from those that could be expected over a one-day time horizon up to those that could take many months to occur. We also use sensitivity analysis to quantify the impact of the default of any single entity, which captures the risk of large or concentrated exposures.

Goldman Sachs 2015 Form 10-K	99

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

Stress test scenarios are conducted on a regular basis as part of our routine risk management process and on an ad hoc basis in response to market events or concerns. Stress testing is an important part of our risk management process because it allows us to quantify our exposure to tail risks, highlight potential loss concentrations, undertake risk/ reward analysis, and assess and mitigate our risk positions.

Limits. We use risk limits at various levels in the firm (including firmwide, business and product) to govern risk appetite by controlling the size of our exposures to market risk. Limits are set based on VaR and on a range of stress tests relevant to our exposures. Limits are reviewed frequently and amended on a permanent or temporary basis to reflect changing market conditions, business conditions or tolerance for risk.

The Risk Committee of the Board and the Firmwide Risk Committee approve market risk limits at firmwide and business levels and our divisional risk committees set sub-limits below the approved business-level risk limits. The purpose of the firmwide limits is to assist senior management in controlling our overall risk profile. Sub-limits set the desired maximum amount of exposure that may be managed by any particular business on a day-to-day basis without additional levels of senior management approval, effectively leaving day-to-day decisions to individual desk managers and traders. Accordingly, sub-limits are a management tool designed to ensure appropriate escalation rather than to establish maximum risk tolerance. Sub-limits also distribute risk among various businesses in a manner that is consistent with their level of activity and client demand, taking into account the relative performance of each area.

Our market risk limits are monitored daily by Market Risk Management, which is responsible for identifying and escalating, on a timely basis, instances where limits have been exceeded. The business-level limits that are set by the divisional risk committees are subject to the same scrutiny and limit escalation policy as the firmwide limits.

When a risk limit has been exceeded (e.g., due to changes in market conditions, such as increased volatilities or changes in correlations), it is escalated to the appropriate risk committee and remediated by an inventory reduction and/or a temporary or permanent increase to the risk limit.

100	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Model Review and Validation

Our VaR and stress testing models are regularly reviewed by Market Risk Management and enhanced in order to incorporate changes in the composition of positions included in our market risk measures, as well as variations in market conditions. Prior to implementing significant changes to our assumptions and/or models, Model Risk Management performs model validations. Significant changes to our VaR and stress testing models are reviewed with our chief risk officer and chief financial officer, and approved by the Firmwide Risk Committee.

See “Model Risk Management” for further information about the review and validation of these models.

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

The table below presents average daily VaR.

$ in millions Risk Categories	Year Ended December
	2015	2014	2013
Interest rates	$ 47	$ 51	$ 63

Equity prices	26	26	32

Currency rates	30	19	17

Commodity prices	20	21	19

Diversification effect	(47)	(45)	(51)
Total	$ 76	$ 72	$ 80

Our average daily VaR increased to $76 million in 2015 from $72 million in 2014, reflecting an increase in the currency rates category due to higher levels of volatility, partially offset by a decrease in the interest rates category due to decreased exposures.

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

The table below presents period-end VaR, and high and low VaR.

$ in millions Risk Categories	As of December		Year Ended December 2015
	2015	2014	High	Low
Interest rates	$ 43	$ 53	$62	$38

Equity prices	24	19	52	18

Currency rates	31	24	47	18

Commodity prices	17	23	38	13

Diversification effect	(48)	(42)
Total	$ 67	$ 77	$94	$57

Our daily VaR decreased to $67 million as of December 2015 from $77 million as of December 2014, primarily reflecting decreases in the interest rates and commodity prices categories due to decreased exposures, and an increase in the diversification benefit across risk categories. In addition, the currency rates and equity prices categories increased due to higher levels of volatility.

During 2015, the firmwide VaR risk limit was temporarily raised on two occasions in order to facilitate client transactions. Separately, in March 2015, the firmwide VaR risk limit was reduced, reflecting lower risk utilization over the last year.

During 2014, the firmwide VaR risk limit was not exceeded, raised or reduced.

Goldman Sachs 2015 Form 10-K	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects our daily VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for 2015.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during 2015 (i.e., a VaR exception). Trading losses incurred on a single day exceeded our 95% one-day VaR on one occasion during 2014.

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

$ in millions Asset Categories	As of December
	2015	2014
Equity	$2,157	$2,132

Debt	1,479	1,686
Total	$3,636	$3,818

102	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Spread Sensitivity on Derivatives and Borrowings. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million (including hedges) as of both December 2015 and December 2014. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a gain of $17 million and $10 million (including hedges) as of December 2015 and December 2014, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those unsecured borrowings for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. “Loans receivable” as of December 2015 and December 2014 were $45.41 billion and $28.94 billion, respectively, substantially all of which had floating interest rates. As of December 2015 and December 2014, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $396 million and $254 million, respectively, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

In addition, as of December 2015 and December 2014, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.

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

Categories on the Consolidated Statements of Financial Condition Included in Market Risk Measures	Market Risk Measures
Securities segregated for regulatory and other purposes, at fair value	• VaR
Collateralized agreements • Securities purchased under agreements to resell, at fair value • Securities borrowed, at fair value	• VaR
Receivables
• Certain secured loans, at fair value	• VaR
• Loans receivable	• Interest Rate Sensitivity
Financial instruments owned, at fair value	• VaR • 10% Sensitivity Measures • Credit Spread Sensitivity — Derivatives
Collateralized financings • Securities sold under agreements to repurchase, at fair value • Securities loaned, at fair value • Other secured financings, at fair value	• VaR
Financial instruments sold, but not yet purchased, at fair value	• VaR • Credit Spread Sensitivity — Derivatives
Unsecured short-term borrowings and unsecured long-term borrowings, at fair value	• VaR • Credit Spread Sensitivity —Borrowings

Goldman Sachs 2015 Form 10-K	103

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

Credit Risk Management, which is independent of the revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing credit risk at the firm. The Credit Policy Committee and the Firmwide Risk Committee establish and review credit policies and parameters. In addition, we hold other positions that give rise to credit risk (e.g., bonds held in our inventory and secondary bank loans). These credit risks are captured as a component of market risk measures, which are monitored and managed by Market Risk Management, consistent with other inventory positions. We also enter into derivatives to manage market risk exposures. Such derivatives also give rise to credit risk, which is monitored and managed by Credit Risk Management.

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

Risk Measures and Limits

We measure our credit risk based on the potential loss in the event of non-payment by a counterparty using current and potential exposure. For derivatives and securities financing transactions, current exposure represents the amount presently owed to us after taking into account applicable netting and collateral arrangements while potential exposure represents our estimate of the future exposure that could arise over the life of a transaction based on market movements within a specified confidence level. Potential exposure also takes into account netting and collateral arrangements. For loans and lending commitments, the primary measure is a function of the notional amount of the position.

We use credit limits at various levels (counterparty, economic group, industry, country) to control the size of our credit exposures. Limits for counterparties and economic groups are reviewed regularly and revised to reflect changing risk appetites for a given counterparty or group of counterparties. Limits for industries and countries are based on our risk tolerance and are designed to allow for regular monitoring, review, escalation and management of credit risk concentrations. The Risk Committee of the Board and the Firmwide Risk Committee approve credit risk limits at the firmwide and business levels. Credit Risk Management sets credit limits for individual counterparties, economic groups, industries and countries. Policies authorized by the Firmwide Risk Committee and the Credit Policy Committee prescribe the level of formal approval required for us to assume credit exposure to a counterparty across all product areas, taking into account any applicable netting provisions, collateral or other credit risk mitigants.

104	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Stress Tests

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

Model Review and Validation

Our potential credit exposure and stress testing models, and any changes to such models or assumptions, are reviewed by Model Risk Management. See “Model Risk Management” for further information about the review and validation of these models.

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

Credit Exposures

As of December 2015, our credit exposures increased as compared with December 2014, primarily reflecting increases in loans and lending commitments. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2014, primarily reflecting an increase in loans and lending commitments. During 2015, the number of counterparty defaults decreased as compared with 2014, and such defaults primarily occurred within loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties. Estimated losses associated with counterparty defaults were lower compared with the prior year and were not material to the firm. Our credit exposures are described further below.

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

Goldman Sachs 2015 Form 10-K	105

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

The table below presents the distribution of our exposure to OTC derivatives by tenor, both before and after the effect of collateral and netting agreements. In the table below:

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

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of December 2015
Less than 1 year	$ 23,950	$ 3,965	$ 27,915

1 - 5 years	35,249	6,749	41,998

Greater than 5 years	85,394	4,713	90,107
Total	144,593	15,427	160,020

Netting	(103,087)	(6,507)	(109,594)
OTC derivative assets	$ 41,506	$ 8,920	$ 50,426
Net credit exposure	$ 27,001	$ 7,368	$ 34,369
As of December 2014
Less than 1 year	$ 30,147	$ 5,038	$ 35,185

1 - 5 years	40,787	6,589	47,376

Greater than 5 years	96,679	5,820	102,499
Total	167,613	17,447	185,060

Netting	(117,144)	(7,179)	(124,323)
OTC derivative assets	$ 50,469	$10,268	$ 60,737
Net credit exposure	$ 34,658	$ 8,694	$ 43,352

The tables below present the distribution of our exposure to OTC derivatives by tenor and our internally determined public rating agency equivalents.

$ in millions	Investment-Grade
	AAA/ Aaa	AA/ Aa2	A/ A2	BBB/ Baa2	Total
As of December 2015
Less than 1 year	$ 411	$ 6,059	$ 10,051	$ 7,429	$ 23,950

1 - 5 years	1,214	10,374	16,995	6,666	35,249

Greater than 5 years	3,205	40,879	20,507	20,803	85,394
Total	4,830	57,312	47,553	34,898	144,593

Netting	(2,202)	(40,872)	(36,847)	(23,166)	(103,087)
OTC derivative assets	$ 2,628	$ 16,440	$ 10,706	$ 11,732	$ 41,506
Net credit exposure	$ 2,427	$ 10,269	$ 6,652	$ 7,653	$ 27,001
As of December 2014
Less than 1 year	$ 1,119	$ 8,260	$ 13,719	$ 7,049	$ 30,147

1 - 5 years	898	12,182	18,949	8,758	40,787

Greater than 5 years	3,500	40,443	26,649	26,087	96,679
Total	5,517	60,885	59,317	41,894	167,613

Netting	(2,163)	(42,513)	(44,147)	(28,321)	(117,144)
OTC derivative assets	$ 3,354	$ 18,372	$ 15,170	$ 13,573	$ 50,469
Net credit exposure	$ 3,135	$ 12,453	$ 9,493	$ 9,577	$ 34,658

$ in millions	Non-Investment-Grade / Unrated
	BB/Ba2 or lower	Unrated	Total
As of December 2015
Less than 1 year	$ 3,657	$ 308	$ 3,965

1 - 5 years	6,505	244	6,749

Greater than 5 years	4,434	279	4,713
Total	14,596	831	15,427

Netting	(6,472)	(35)	(6,507)
OTC derivative assets	$ 8,124	$ 796	$ 8,920
Net credit exposure	$ 6,769	$ 599	$ 7,368
As of December 2014
Less than 1 year	$ 4,959	$ 79	$ 5,038

1 - 5 years	6,226	363	6,589

Greater than 5 years	5,660	160	5,820
Total	16,845	602	17,447

Netting	(7,062)	(117)	(7,179)
OTC derivative assets	$ 9,783	$ 485	$10,268
Net credit exposure	$ 8,506	$ 188	$ 8,694

106	Goldman Sachs 2015 Form 10-K

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

•

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We had approximately $27 billion and $36 billion as of December 2015 and December 2014, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both December 2015 and December 2014, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

•

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $33 billion and $26 billion as of December 2015 and December 2014, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 44% and 48% in the Americas, approximately 45% and 39% in EMEA, and approximately 11% and 13% in Asia as of December 2015 and December 2014, respectively.

In addition, we extend other loans and lending commitments to our private wealth management clients that are primarily secured by residential real estate, securities or other assets. We also purchase performing and distressed loans backed by residential real estate and consumer loans. The gross exposure related to such loans and lending commitments was approximately $28 billion and $17 billion as of December 2015 and December 2014, respectively, and was substantially all concentrated in the Americas region. The fair value of the collateral received against such loans and lending commitments generally exceeded the gross exposure as of both December 2015 and December 2014.

Goldman Sachs 2015 Form 10-K	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Exposure by Industry, Region and Credit Quality

The tables below present our credit exposure related to cash, OTC derivatives, and loans and lending commitments (excluding credit exposures described above in “Securities Financing Transactions” and “Other Credit Exposures”) broken down by industry, region and credit quality.

	Cash as of December
$ in millions	2015	2014
Credit Exposure by Industry
Funds	$ 176	$ 96

Financial Institutions	12,799	12,469

Sovereign	62,130	45,029

Real Estate	—	6
Total	$75,105	$57,600
Credit Exposure by Region
Americas	$54,846	$45,599

EMEA	8,496	1,666

Asia	11,763	10,335
Total	$75,105	$57,600
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA/Aaa	$55,626	$38,778

AA/Aa2	4,286	4,598

A/A2	14,243	13,346

BBB/Baa2	855	730

BB/Ba2 or lower	95	148
Total	$75,105	$57,600

	OTC Derivatives as of December
$ in millions	2015	2014
Credit Exposure by Industry
Funds	$10,899	$13,114

Financial Institutions	13,148	15,051

Consumer, Retail & Healthcare	1,553	3,325

Sovereign	7,566	10,004

Municipalities & Nonprofit	3,984	4,303

Natural Resources & Utilities	4,846	5,741

Real Estate	205	407

Technology, Media & Telecommunications	1,839	2,995

Diversified Industrials	5,008	4,321

Other	1,378	1,476
Total	$50,426	$60,737
Credit Exposure by Region
Americas	$17,724	$22,032

EMEA	27,113	31,295

Asia	5,589	7,410
Total	$50,426	$60,737
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA/Aaa	$ 2,628	$ 3,354

AA/Aa2	16,440	18,372

A/A2	10,706	15,170

BBB/Baa2	11,732	13,573

BB/Ba2 or lower	8,124	9,783

Unrated	796	485
Total	$50,426	$60,737

	Loans and Lending Commitments as of December
$ in millions	2015	2014
Credit Exposure by Industry
Funds	$ 2,595	$ 1,706

Financial Institutions	14,063	11,316

Consumer, Retail & Healthcare	31,944	30,216

Sovereign	419	450

Municipalities & Nonprofit	628	541

Natural Resources & Utilities	24,476	24,275

Real Estate	15,045	12,366

Technology, Media & Telecommunications	36,444	20,633

Diversified Industrials	20,047	16,392

Other	13,941	11,998
Total	$159,602	$129,893
Credit Exposure by Region
Americas	$121,271	$ 91,378

EMEA	33,061	34,397

Asia	5,270	4,118
Total	$159,602	$129,893
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA/Aaa	$ 4,148	$ 3,969

AA/Aa2	7,716	8,097

A/A2	27,212	22,623

BBB/Baa2	43,937	35,706

BB/Ba2 or lower	76,049	58,670

Unrated	540	828
Total	$159,602	$129,893

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

Country Exposures. The decline in oil prices continues to raise concerns about Venezuela and Nigeria, and their sovereign debt. The political situations in Iraq and Russia, as well as the decline in oil prices, have led to continued concerns about their economic and financial stability. In addition, Argentina’s default on its sovereign debt coupled with its contracting economy has raised concerns about its long term financial stability. Separately, signs of slowing growth in China and deteriorating macroeconomic conditions in Brazil have led to heightened focus and broad market concerns relating to these countries.

108	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of December 2015, our total credit exposure to Russia was $292 million and primarily related to loans and lending commitments. Such exposure was substantially all with non-sovereign counterparties or borrowers. In addition, our total market exposure to Russia as of December 2015 was $791 million, which was primarily with non-sovereign issuers or underliers and was primarily related to equities and credit derivatives.

As of December 2015, our total credit exposure to China was $3.7 billion and primarily related to deposits with banks and loans and lending commitments. Such exposure was primarily with non-sovereign counterparties or borrowers. In addition, our total market exposure to China as of December 2015 was $2.5 billion and was primarily related to equities.

As of December 2015, our total credit exposure to Brazil was $3.2 billion and primarily related to secured receivables and initial margin placed with clearing organizations. Substantially all of such exposure was with non-sovereign counterparties or borrowers. In addition, our total market exposure to Brazil as of December 2015 was $1.9 billion and was primarily related to sovereign debt.

Our total credit and market exposure to each of Argentina, Iraq, Venezuela and Nigeria as of December 2015 was not material.

We have a comprehensive framework to monitor, measure and assess our country exposures and to determine our risk appetite. We determine the country of risk by the location of the counterparty, issuer or underlier’s assets, where they generate revenue, the country in which they are headquartered, the jurisdiction where a claim against them could be enforced, and/or the government whose policies affect their ability to repay their obligations. We monitor our credit exposure to a specific country both at the individual counterparty level as well as at the aggregate country level.

We use regular stress tests, described above, to calculate the credit exposures, including potential concentrations that would result from applying shocks to counterparty credit ratings or credit risk factors. To supplement these regular stress tests, we also conduct tailored stress tests on an ad hoc basis in response to specific market events that we deem significant. These stress tests are designed to estimate the direct impact of the event on our credit and market exposures resulting from shocks to risk factors including, but not limited to, currency rates, interest rates, and equity prices. We also utilize these stress tests to estimate the indirect impact of certain hypothetical events on our country exposures, such as the impact of credit market deterioration on corporate borrowers and counterparties along with the shocks to the risk factors described above. The parameters of these shocks vary based on the scenario reflected in each stress test. We review estimated losses produced by the stress tests in order to understand their magnitude, highlight potential loss concentrations, and assess and mitigate our exposures where necessary.

See “Stress Tests” above, “Liquidity Risk Management — Liquidity Stress Tests” and “Market Risk Management — Stress Testing” for further information about stress tests.

Industry Exposures. Significant declines in the price of oil have led to market concerns regarding the creditworthiness of certain companies in the oil and gas industry. As of December 2015, our credit exposure to oil and gas companies related to loans and lending commitments was $10.6 billion ($1.8 billion of loans and $8.8 billion of lending commitments). Such exposure included $4.2 billion of exposure to non-investment-grade counterparties ($1.5 billion related to loans and $2.7 billion related to lending commitments). In addition, we have exposure to our clients in the oil and gas industry arising from derivatives. As of December 2015, our credit exposure related to derivatives and receivables with oil and gas companies was $1.9 billion, primarily with investment-grade counterparties. As of December 2015, our market exposure related to oil and gas companies was $(677) million, which was primarily to investment-grade issuers or underliers.

Goldman Sachs 2015 Form 10-K	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operational Risk Management

Overview

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Our exposure to operational risk arises from routine processing errors as well as extraordinary incidents, such as major systems failures or legal and regulatory matters. Potential types of loss events related to internal and external operational risk include:

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

110	Goldman Sachs 2015 Form 10-K

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

We have established thresholds to monitor the impact of an operational risk event, including single loss events and cumulative losses over a twelve-month period, as well as escalation protocols. We also provide periodic operational risk reports, which include incidents that breach escalation thresholds, to senior management, firmwide and divisional risk committees and the Risk Committee of the Board.

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

Model Review and Validation

The statistical models utilized by Operational Risk Management are subject to independent review and validation by Model Risk Management. See “Model Risk Management” for further information about the review and validation of these models.

Goldman Sachs 2015 Form 10-K	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Model Risk Management

Overview

Model risk is the potential for adverse consequences from decisions made based on model outputs that may be incorrect or used inappropriately. We rely on quantitative models across our business activities primarily to value certain financial assets and liabilities, to monitor and manage our risk, and to measure and monitor our regulatory capital.

Our model risk management framework is managed through a governance structure and risk management controls, which encompass standards designed to ensure we maintain a comprehensive model inventory, including risk assessment and classification, sound model development practices, independent review and model-specific usage controls. The Firmwide Risk Committee and the Firmwide Model Risk Control Committee oversee our model risk management framework. Model Risk Management, which is independent of model developers, model owners and model users, reports to our chief risk officer, is responsible for identifying and reporting significant risks associated with models, and provides periodic updates to senior management, risk committees and the Risk Committee of the Board.

Model Review and Validation

Model Risk Management consists of quantitative professionals who perform an independent review, validation and approval of our models. This review includes an analysis of the model documentation, independent testing, an assessment of the appropriateness of the methodology used, and verification of compliance with model development and implementation standards. Model Risk Management reviews all existing models on an annual basis, as well as new models or significant changes to models.

The model validation process incorporates a review of models and trade and risk parameters across a broad range of scenarios (including extreme conditions) in order to critically evaluate and verify:

•	The model’s conceptual soundness, including the reasonableness of model assumptions, and suitability for intended use;

•	The testing strategy utilized by the model developers to ensure that the models function as intended;

•	The suitability of the calculation techniques incorporated in the model;

•	The model’s accuracy in reflecting the characteristics of the related product and its significant risks;

•	The model’s consistency with models for similar products; and

•	The model’s sensitivity to input parameters and assumptions.

See “Critical Accounting Policies — Fair Value — Review of Valuation Models,” “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management” and “Operational Risk Management” for further information about our use of models within these areas.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Structure of Risk Management” in Part II, Item 7 of the 2015 Form 10-K.

112	Goldman Sachs 2015 Form 10-K

Item 8.    Financial Statements and Supplementary Data

Goldman Sachs 2015 Form 10-K	113

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

As of December 31, 2015, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2015 was effective.

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

The firm’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 115, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2015.

114	Goldman Sachs 2015 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 114. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 19, 2016

Goldman Sachs 2015 Form 10-K	115

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended December
in millions, except per share amounts	2015	2014	2013
Revenues
Investment banking	$ 7,027	$ 6,464	$ 6,004

Investment management	5,868	5,748	5,194

Commissions and fees	3,320	3,316	3,255

Market making	9,523	8,365	9,368

Other principal transactions	5,018	6,588	6,993
Total non-interest revenues	30,756	30,481	30,814

Interest income	8,452	9,604	10,060

Interest expense	5,388	5,557	6,668
Net interest income	3,064	4,047	3,392
Net revenues, including net interest income	33,820	34,528	34,206
Operating expenses
Compensation and benefits	12,678	12,691	12,613

Brokerage, clearing, exchange and distribution fees	2,576	2,501	2,341

Market development	557	549	541

Communications and technology	806	779	776

Depreciation and amortization	991	1,337	1,322

Occupancy	772	827	839

Professional fees	963	902	930

Insurance reserves	—	—	176

Other expenses	5,699	2,585	2,931
Total non-compensation expenses	12,364	9,480	9,856
Total operating expenses	25,042	22,171	22,469
Pre-tax earnings	8,778	12,357	11,737

Provision for taxes	2,695	3,880	3,697
Net earnings	6,083	8,477	8,040

Preferred stock dividends	515	400	314
Net earnings applicable to common shareholders	$ 5,568	$ 8,077	$ 7,726
Earnings per common share
Basic	$ 12.35	$ 17.55	$ 16.34

Diluted	12.14	17.07	15.46

Average common shares outstanding
Basic	448.9	458.9	471.3

Diluted	458.6	473.2	499.6

The accompanying notes are an integral part of these consolidated financial statements.

116	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December
$ in millions	2015	2014	2013
Net earnings	$6,083	$8,477	$8,040

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(114)	(109)	(50)

Pension and postretirement liabilities	139	(102)	38

Available-for-sale securities	—	—	(327)

Cash flow hedges	—	(8)	8
Other comprehensive income/(loss)	25	(219)	(331)
Comprehensive income	$6,108	$8,258	$7,709

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2015 Form 10-K	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	As of December
$ in millions, except per share amounts	2015	2014
Assets
Cash and cash equivalents	$ 75,105	$ 57,600

Cash and securities segregated for regulatory and other purposes (includes $38,504 and $34,291 at fair value as of December 2015 and December 2014, respectively)	56,838	51,716

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $119,450 and $126,036 at fair value as of December 2015 and December 2014, respectively)	120,905	127,938

Securities borrowed (includes $69,801 and $66,769 at fair value as of December 2015 and December 2014, respectively)	172,099	160,722

Receivables:
Brokers, dealers and clearing organizations	25,453	30,671

Customers and counterparties (includes $4,992 and $6,944 at fair value as of December 2015 and December 2014, respectively)	46,430	63,808

Loans receivable	45,407	28,938

Financial instruments owned, at fair value (includes $54,426 and $64,473 pledged as collateral as of December 2015 and December 2014, respectively)	293,940	312,248

Other assets	25,218	22,201
Total assets	$861,395	$855,842
Liabilities and shareholders’ equity
Deposits (includes $14,680 and $13,523 at fair value as of December 2015 and December 2014, respectively)	$ 97,519	$ 82,880

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	86,069	88,215

Securities loaned (includes $466 and $765 at fair value as of December 2015 and December 2014, respectively)	3,614	5,570

Other secured financings (includes $23,207 and $21,450 at fair value as of December 2015 and December 2014, respectively)	24,753	22,809

Payables:
Brokers, dealers and clearing organizations	5,406	6,636

Customers and counterparties	204,956	206,936

Financial instruments sold, but not yet purchased, at fair value	115,248	132,083

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $17,743 and $18,826 at fair value as of December 2015 and December 2014, respectively)	42,787	44,539

Unsecured long-term borrowings (includes $22,273 and $16,005 at fair value as of December 2015 and December 2014, respectively)	175,422	167,302

Other liabilities and accrued expenses (includes $1,253 and $831 at fair value as of December 2015 and December 2014, respectively)	18,893	16,075
Total liabilities	774,667	773,045

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $11,200 and $9,200 as of December 2015 and December 2014, respectively	11,200	9,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 863,976,731 and 852,784,764 shares issued as of December 2015 and December 2014, respectively, and 419,480,736 and 430,259,102 shares outstanding as of December 2015 and December 2014, respectively	9	9

Share-based awards	4,151	3,766

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	51,340	50,049

Retained earnings	83,386	78,984

Accumulated other comprehensive loss	(718)	(743)

Stock held in treasury, at cost, par value $0.01 per share; 444,495,997 and 422,525,664 shares as of December 2015 and December 2014, respectively	(62,640)	(58,468)
Total shareholders’ equity	86,728	82,797
Total liabilities and shareholders’ equity	$861,395	$855,842

The accompanying notes are an integral part of these consolidated financial statements.

118	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December
$ in millions	2015	2014	2013
Preferred stock
Balance, beginning of year	$ 9,200	$ 7,200	$ 6,200

Issued	2,000	2,000	1,000
Balance, end of year	11,200	9,200	7,200

Common stock
Balance, beginning of year	9	8	8

Issued	—	1	—
Balance, end of year	9	9	8

Share-based awards
Balance, beginning of year	3,766	3,839	3,298

Issuance and amortization of share-based awards	2,308	2,079	2,017

Delivery of common stock underlying share-based awards	(1,742)	(1,725)	(1,378)

Forfeiture of share-based awards	(72)	(92)	(79)

Exercise of share-based awards	(109)	(335)	(19)
Balance, end of year	4,151	3,766	3,839

Additional paid-in capital
Balance, beginning of year	50,049	48,998	48,030

Delivery of common stock underlying share-based awards	2,092	2,206	1,483

Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,198)	(1,922)	(599)

Preferred stock issuance costs	(7)	(20)	(9)

Excess net tax benefit related to share-based awards	406	788	94

Cash settlement of share-based awards	(2)	(1)	(1)
Balance, end of year	51,340	50,049	48,998

Retained earnings
Balance, beginning of year	78,984	71,961	65,223

Net earnings	6,083	8,477	8,040

Dividends and dividend equivalents declared on common stock and share-based awards	(1,166)	(1,054)	(988)

Dividends declared on preferred stock	(515)	(400)	(314)
Balance, end of year	83,386	78,984	71,961

Accumulated other comprehensive loss
Balance, beginning of year	(743)	(524)	(193)

Other comprehensive income/(loss)	25	(219)	(331)
Balance, end of year	(718)	(743)	(524)

Stock held in treasury, at cost
Balance, beginning of year	(58,468)	(53,015)	(46,850)

Repurchased	(4,195)	(5,469)	(6,175)

Reissued	32	49	40

Other	(9)	(33)	(30)
Balance, end of year	(62,640)	(58,468)	(53,015)
Total shareholders’ equity	$ 86,728	$ 82,797	$ 78,467

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2015 Form 10-K	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December
$ in millions	2015	2014	2013
Cash flows from operating activities
Net earnings	$ 6,083	$ 8,477	$ 8,040

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	991	1,337	1,322

Deferred income taxes	425	495	29

Share-based compensation	2,272	2,085	2,015

Gain on sale of European insurance business	—	—	(211)

Gain related to extinguishment of junior subordinated debt	(34)	(289)	—

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(5,123)	(2,046)	(143)

Receivables and payables (excluding loans receivable), net	19,132	12,328	(3,682)

Collateralized transactions (excluding other secured financings), net	(9,005)	(52,104)	(51,669)

Financial instruments owned, at fair value	14,472	27,547	51,079

Financial instruments sold, but not yet purchased, at fair value	(16,835)	4,642	933

Other, net	(5,417)	(10,095)	(3,170)
Net cash provided by/(used for) operating activities	6,961	(7,623)	4,543

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,833)	(678)	(706)

Proceeds from sales of property, leasehold improvements and equipment	228	30	62

Business acquisitions, net of cash acquired	(1,808)	(1,732)	(2,274)

Proceeds from sales of investments	1,019	1,514	2,503

Purchase of available-for-sale securities	—	—	(738)

Proceeds from sales of available-for-sale securities	—	—	817

Loans receivable, net	(16,180)	(14,043)	(8,392)
Net cash used for investing activities	(18,574)	(14,909)	(8,728)

Cash flows from financing activities
Unsecured short-term borrowings, net	(369)	1,659	1,336

Other secured financings (short-term), net	(867)	(837)	(7,272)

Proceeds from issuance of other secured financings (long-term)	10,349	6,900	6,604

Repayment of other secured financings (long-term), including the current portion	(6,502)	(7,636)	(3,630)

Proceeds from issuance of unsecured long-term borrowings	44,595	39,857	30,851

Repayment of unsecured long-term borrowings, including the current portion	(29,520)	(28,138)	(30,473)

Purchase of trust preferred securities	(1)	(1,611)	—

Derivative contracts with a financing element, net	(47)	643	874

Deposits, net	14,639	12,201	683

Common stock repurchased	(4,135)	(5,469)	(6,175)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,681)	(1,454)	(1,302)

Proceeds from issuance of preferred stock, net of issuance costs	1,993	1,980	991

Proceeds from issuance of common stock, including exercise of share-based awards	259	123	65

Excess tax benefit related to share-based awards	407	782	98

Cash settlement of share-based awards	(2)	(1)	(1)
Net cash provided by/(used for) financing activities	29,118	18,999	(7,351)
Net increase/(decrease) in cash and cash equivalents	17,505	(3,533)	(11,536)

Cash and cash equivalents, beginning of year	57,600	61,133	72,669
Cash and cash equivalents, end of year	$ 75,105	$ 57,600	$ 61,133

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $4.82 billion, $6.43 billion and $5.69 billion for 2015, 2014 and 2013, respectively.

Cash payments for income taxes, net of refunds, were $2.65 billion, $3.05 billion and $4.07 billion for 2015, 2014 and 2013, respectively.

Non-cash activities:

During 2015, the firm exchanged $262 million of Trust Preferred Securities and common beneficial interests held by the firm for $296 million of the firm’s junior subordinated debt held by the issuing trust. Following the exchange, this junior subordinated debt was extinguished.

During 2015, the firm repurchased $60 million of its common stock for which settlement occurred and cash was paid in 2016.

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

The accompanying notes are an integral part of these consolidated financial statements.

120	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.

Description of Business

The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, together with its consolidated subsidiaries (collectively, the firm), is a leading global investment banking, securities and investment management firm that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world.

The firm reports its activities in the following four business segments:

Investment Banking

The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds and governments. Services include strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings, spin-offs and risk management, and debt and equity underwriting of public offerings and private placements, including local and cross-border transactions and acquisition financing, as well as derivative transactions directly related to these activities.

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

Investing & Lending

The firm invests in and originates loans to provide financing to clients. These investments and loans are typically longer-term in nature. The firm makes investments, some of which are consolidated, directly and indirectly through funds and separate accounts that the firm manages, in debt securities and loans, public and private equity securities, and real estate entities.

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

All references to 2015, 2014 and 2013 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs 2015 Form 10-K	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3.

Significant Accounting Policies

The firm’s significant accounting policies include when and how to measure the fair value of assets and liabilities, accounting for goodwill and identifiable intangible assets, and when to consolidate an entity. See Notes 5 through 8 for policies on fair value measurements, Note 13 for policies on goodwill and identifiable intangible assets, and below and Note 12 for policies on consolidation accounting. All other significant accounting policies are either described below or included in the following footnotes:

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

122	Goldman Sachs 2015 Form 10-K

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

Use of Estimates

Preparation of these consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets, the provisions for losses that may arise from litigation, regulatory proceedings and tax audits, and the allowance for losses on loans and lending commitments held for investment. These estimates and assumptions are based on the best available information but actual results could be materially different.

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

Goldman Sachs 2015 Form 10-K	123

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of December 2015 and December 2014, “Cash and cash equivalents” included $6.47 billion and $5.79 billion, respectively, of cash and due from banks, and $68.64 billion and $51.81 billion, respectively, of interest-bearing deposits with banks.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2015 and December 2014.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of December 2015 and December 2014, the firm’s receivables from customers and counterparties included $2.35 billion and $400 million, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of December 2015 and December 2014, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2015 and December 2014. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2015 and December 2014. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in “Interest expense.”

124	Goldman Sachs 2015 Form 10-K

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

Revenue from Contracts with Customers (ASC 606). In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU No. 2014-09, as amended in August 2015 by ASU No. 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The firm is still evaluating the effect of the ASU on its financial condition, results of operations, and cash flows.

Goldman Sachs 2015 Form 10-K	125

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

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASC 810). In August 2014, the FASB issued ASU No. 2014-13, “Consolidation (Topic 810) — Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (CFE).” ASU No. 2014-13 provides an alternative to reflect changes in the fair value of the financial assets and the financial liabilities of the CFE by measuring either the fair value of the assets or liabilities, whichever is more observable. ASU No. 2014-13 provides new disclosure requirements for those electing this approach, and was effective for interim and annual periods beginning after December 15, 2015. Adoption of ASU No. 2014-13 in the first quarter of 2016 did not materially affect the firm’s financial condition, results of operations, or cash flows.

Amendments to the Consolidation Analysis (ASC 810). In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) — Amendments to the Consolidation Analysis.” ASU No. 2015-02 eliminates the deferral of the requirements of ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” for certain interests in investment funds and provides a scope exception from Topic 810 for certain investments in money market funds. The ASU also makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. ASU No. 2015-02 is required to be adopted under a modified retrospective approach or retrospectively to all periods presented. Early adoption was permitted. The firm adopted ASU No. 2015-02 effective January 1, 2016, using a modified retrospective approach. The impact of adoption was not material (approximately $200 million on the firm’s statement of financial condition).

Simplifying the Presentation of Debt Issuance Costs (ASC 835). In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that these costs related to a recognized debt liability be presented in the statement of financial condition as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption was permitted. The firm early adopted ASU No. 2015-03 in September 2015 and upon adoption the impact was a reduction to both total assets and total liabilities of $444 million. In accordance with ASU No. 2015-03, previously reported amounts have been conformed to the current presentation, as reflected in Notes 13 through 16. The impact as of December 2014 was a reduction to both total assets and total liabilities of $398 million.

126	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share (or Its Equivalent) (ASC 820). In May 2015, the FASB issued ASU No. 2015–07, “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015–07 requires that investments for which the fair value is measured at NAV using the practical expedient (investments in funds measured at NAV) under “Fair Value Measurements and Disclosures” (Topic 820) be excluded from the fair value hierarchy. ASU No. 2015–07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015–07 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Early adoption was permitted. The firm early adopted ASU No. 2015–07 in June 2015 and adoption did not affect the firm’s financial condition, results of operations, or cash flows. In accordance with ASU No. 2015-07, previously reported amounts have been conformed to the current presentation. See Notes 4 through 6 for the disclosures required by ASU No. 2015-07.

Simplifying the Accounting for Measurement-Period Adjustments (ASC 805). In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) — Simplifying the Accounting for Measurement-Period Adjustments.” ASU No. 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU No. 2015-16 was effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Adoption of ASU No. 2015-16 in the first quarter of 2016 did not materially affect the firm’s financial condition, results of operations, or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825). In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments (Topic 825) — Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance includes a requirement to present separately in other comprehensive income changes in fair value attributable to a firm’s own credit spreads (debt valuation adjustments or DVA), net of tax, on financial liabilities for which the fair value option was elected. ASU No. 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted under a modified retrospective approach for the requirements related to DVA. The cumulative DVA gain, net of tax, of approximately $300 million as of December 2015, will be reclassified from retained earnings to accumulated other comprehensive loss if ASU No. 2016-01 is early adopted by the firm in 2016. In addition, any DVA recorded during 2016 would be classified as other comprehensive income/(loss).

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

Goldman Sachs 2015 Form 10-K	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present the firm’s financial instruments owned, at fair value, and financial instruments sold, but not yet purchased, at fair value.

	As of December 2015
$ in millions	Financial Instruments Owned		Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 2,583		$ —

U.S. government and federal agency obligations	46,382		15,516

Non-U.S. government and agency obligations	31,772		14,973

Loans and securities backed by commercial real estate	4,975	[1]	4

Loans and securities backed by residential real estate	13,183	[2]	2

Bank loans and bridge loans	12,164		461

Corporate debt securities	16,640		6,123

State and municipal obligations	992		2

Other debt obligations	1,595	[3]	2

Equities and convertible debentures	98,072		31,394

Commodities	3,935		—

Investments in funds measured at NAV	7,757		—
Subtotal	240,050		68,477

Derivatives	53,890		46,771
Total	$293,940		$115,248

	As of December 2014
$ in millions	Financial Instruments Owned		Financial Instruments Sold, But Not Yet Purchased
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 3,654		$ —

U.S. government and federal agency obligations	48,002		12,762

Non-U.S. government and agency obligations	37,059		20,500

Loans and securities backed by commercial real estate	7,140	[1]	1

Loans and securities backed by residential real estate	11,717	[2]	—

Bank loans and bridge loans	14,171		464

Corporate debt securities	21,419		5,800

State and municipal obligations	1,203		—

Other debt obligations	3,257	[3]	2

Equities and convertible debentures	87,900		28,314

Commodities	3,846		1,224

Investments in funds measured at NAV	9,610		—
Subtotal	248,978		69,067

Derivatives	63,270		63,016
Total	$312,248		$132,083

1.	Includes $3.11 billion and $4.97 billion of loans backed by commercial real estate as of December 2015 and December 2014, respectively.

2.	Includes $10.22 billion and $6.43 billion of loans backed by residential real estate as of December 2015 and December 2014, respectively.

3.	Includes $272 million and $618 million of loans backed by consumer loans and other assets as of December 2015 and December 2014, respectively.

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

$ in millions Product Type	Year Ended December
	2015	2014	2013
Interest rates	$ (1,360)	$ (5,316)	$ 930

Credit	920	2,982	1,845

Currencies	3,345	6,566	2,446

Equities	5,515	2,683	2,655

Commodities	1,103	1,450	902

Other	—	—	590	[2]
Market making	9,523	8,365	9,368
Other principal transactions [1]	5,018	6,588	6,993
Total	$14,541	$14,953	$16,361

1.

Other principal transactions are included in the firm’s Investing & Lending segment. See Note 25 for net revenues, including net interest income, by product type for Investing & Lending, as well as the amount of net interest income included in Investing & Lending.

2.	Includes a gain of $211 million on the sale of a majority stake in the firm’s European insurance business.

128	Goldman Sachs 2015 Form 10-K

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

	As of December
$ in millions	2015	2014
Total level 1 financial assets	$153,051	$139,484

Total level 2 financial assets	432,445	466,030

Total level 3 financial assets	24,046	35,780

Investments in funds measured at NAV	7,757	9,610

Counterparty and cash collateral netting	(90,612)	(104,616)
Total financial assets at fair value	$526,687	$546,288
Total assets [1]	$861,395	$855,842

Total level 3 financial assets as a percentage of total assets	2.8%	4.2%

Total level 3 financial assets as a percentage of total financial assets at fair value	4.6%	6.5%
Total level 1 financial liabilities	$ 59,798	$ 59,697

Total level 2 financial liabilities	245,759	253,364

Total level 3 financial liabilities	16,812	15,904

Counterparty and cash collateral netting	(41,430)	(37,267)
Total financial liabilities at fair value	$280,939	$291,698

Total level 3 financial liabilities as a percentage of total financial liabilities at fair value	6.0%	5.5%

1.	Includes $836 billion and $834 billion as of December 2015 and December 2014, respectively, that is carried at fair value or at amounts that generally approximate fair value.

The table below presents a summary of level 3 financial assets. See Notes 6 through 8 for further information about level 3 financial assets.

	Level 3 Financial Assets as of December
$ in millions	2015	2014
Cash instruments	$ 18,131	$ 28,650

Derivatives	5,870	7,074

Other financial assets	45	56
Total	$ 24,046	$ 35,780

Level 3 financial assets as of December 2015 decreased compared with December 2014, primarily reflecting a decrease in level 3 cash instruments. See Note 6 for further information about changes in level 3 cash instruments.

Goldman Sachs 2015 Form 10-K	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6.

Cash Instruments

Cash instruments include U.S. government and federal agency obligations, non-U.S. government and agency obligations, mortgage-backed loans and securities, bank loans and bridge loans, corporate debt securities, equities and convertible debentures, investments in funds measured at NAV, and other non-derivative financial instruments owned and financial instruments sold, but not yet purchased. See below for the types of cash instruments included in each level of the fair value hierarchy and the valuation techniques and significant inputs used to determine their fair values. See Note 5 for an overview of the firm’s fair value measurement policies.

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

130	Goldman Sachs 2015 Form 10-K

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

Loans and securities backed by commercial real estate

•  Directly or indirectly collateralized by a single commercial real estate property or a portfolio of properties

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
Loans and securities backed by residential real estate • Directly or indirectly collateralized by portfolios of residential real estate • May include tranches of varying levels of subordination	Valuation techniques vary by instrument, but are generally based on discounted cash flow techniques.
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

Goldman Sachs 2015 Form 10-K	131

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

Level 3 Cash Instruments	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average)
		As of December 2015	As of December 2014

Loans and securities backed by commercial real estate

• Directly or indirectly collateralized by a single commercial real estate property or a portfolio of properties

• May include tranches of varying levels of subordination

($1.92 billion and $3.28 billion of level 3 assets as of December 2015 and December 2014, respectively)

Discounted cash flows:
	• Yield	3.5% to 22.0% (11.8%)	3.2% to 20.0% (10.5%)
	• Recovery rate	19.6% to 96.5% (59.4%)	24.9% to 100.0% (68.3%)
	• Duration (years)	0.3 to 5.3 (2.3)	0.3 to 4.7 (2.0)
	• Basis	(11) points to 4 points ((2) points)	(8) points to 13 points (2 points)

Loans and securities backed by residential real estate

• Directly or indirectly collateralized by portfolios of residential real estate

• May include tranches of varying levels of subordination

($1.77 billion and $2.55 billion of level 3 assets as of December 2015 and December 2014, respectively)

Discounted cash flows:
	• Yield	3.2% to 17.0% (7.9%)	1.9% to 17.5% (7.6%)
	• Cumulative loss rate	4.6% to 44.2% (27.3%)	0.0% to 95.1% (24.4%)
	• Duration (years)	1.5 to 13.8 (7.0)	0.5 to 13.0 (4.3)
Bank loans and bridge loans ($3.15 billion and $6.97 billion of level 3 assets as of December 2015 and December 2014, respectively)	Discounted cash flows:
	• Yield	1.9% to 36.6% (10.2%)	1.4% to 29.5% (8.7%)
	• Recovery rate	14.5% to 85.6% (51.2%)	26.6% to 92.5% (60.6%)
	• Duration (years)	0.7 to 6.1 (2.2)	0.3 to 7.8 (2.5)

Non-U.S. government and agency obligations

Corporate debt securities

State and municipal obligations

Other debt obligations

($2.74 billion and $4.75 billion of level 3 assets as of December 2015 and December 2014, respectively)

Discounted cash flows:
	• Yield	0.9% to 25.6% (10.9%)	0.9% to 24.4% (9.2%)
	• Recovery rate	0.0% to 70.0% (59.7%)	0.0% to 71.9% (59.2%)
	• Duration (years)	1.1 to 11.4 (4.5)	0.5 to 19.6 (3.7)

Equities and convertible debentures (including private equity investments and investments in real estate entities)

($8.55 billion and $11.11 billion of level 3 assets as of December 2015 and December 2014, respectively)

Market comparables and discounted cash flows:
	• Multiples	0.7x to 21.4x (6.4x)	0.8x to 16.6x (6.5x)
	• Discount rate/yield	7.1% to 20.0% (14.8%)	3.7% to 30.0% (14.4%)
	• Long-term growth rate/ compound annual growth rate	3.0% to 5.2% (4.5%)	1.0% to 10.0% (6.0%)
	• Capitalization rate	5.5% to 12.5% (7.6%)	3.8% to 13.0% (7.6%)

132	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Cash Instruments by Level

The tables below present cash instrument assets and liabilities at fair value by level within the fair value hierarchy. In the tables below:

•	Cash instrument assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

	Cash Instruments at Fair Value as of December 2015
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 625	$ 1,958	$ —	$ 2,583

U.S. government and federal agency obligations	24,844	21,538	—	46,382

Non-U.S. government and agency obligations	26,500	5,260	12	31,772

Loans and securities backed by commercial real estate	—	3,051	1,924	4,975

Loans and securities backed by residential real estate	—	11,418	1,765	13,183

Bank loans and bridge loans	—	9,014	3,150	12,164

Corporate debt securities	218	14,330	2,092	16,640

State and municipal obligations	—	891	101	992

Other debt obligations	—	1,057	538	1,595

Equities and convertible debentures	81,252	8,271	8,549	98,072

Commodities	—	3,935	—	3,935
Subtotal	$133,439	$80,723	$18,131	$232,293

Investments in funds measured at NAV				7,757
Total cash instrument assets				$240,050
Liabilities
U.S. government and federal agency obligations	$ (15,455)	$ (61)	$ —	$ (15,516)

Non-U.S. government and agency obligations	(13,522)	(1,451)	—	(14,973)

Loans and securities backed by commercial real estate	—	(4)	—	(4)

Loans and securities backed by residential real estate	—	(2)	—	(2)

Bank loans and bridge loans	—	(337)	(124)	(461)

Corporate debt securities	(2)	(6,119)	(2)	(6,123)

State and municipal obligations	—	(2)	—	(2)

Other debt obligations	—	(1)	(1)	(2)

Equities and convertible debentures	(30,790)	(538)	(66)	(31,394)
Total cash instrument liabilities	$ (59,769)	$ (8,515)	$ (193)	$ (68,477)

	Cash Instruments at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ —	$ 3,654	$ —	$ 3,654

U.S. government and federal agency obligations	18,540	29,462	—	48,002

Non-U.S. government and agency obligations	30,255	6,668	136	37,059

Loans and securities backed by commercial real estate	—	3,865	3,275	7,140

Loans and securities backed by residential real estate	—	9,172	2,545	11,717

Bank loans and bridge loans	—	7,198	6,973	14,171

Corporate debt securities	249	17,537	3,633	21,419

State and municipal obligations	—	1,093	110	1,203

Other debt obligations	—	2,387	870	3,257

Equities and convertible debentures	68,974	7,818	11,108	87,900

Commodities	—	3,846	—	3,846
Subtotal	$118,018	$92,700	$28,650	$239,368

Investments in funds measured at NAV				9,610
Total cash instrument assets				$248,978
Liabilities
U.S. government and federal agency obligations	$ (12,746)	$ (16)	$ —	$ (12,762)

Non-U.S. government and agency obligations	(19,256)	(1,244)	—	(20,500)

Loans and securities backed by commercial real estate	—	(1)	—	(1)

Bank loans and bridge loans	—	(286)	(178)	(464)

Corporate debt securities	—	(5,741)	(59)	(5,800)

Other debt obligations	—	—	(2)	(2)

Equities and convertible debentures	(27,587)	(722)	(5)	(28,314)

Commodities	—	(1,224)	—	(1,224)
Total cash instrument liabilities	$ (59,589)	$ (9,234)	$ (244)	$ (69,067)

In the tables above:

•

Total cash instrument assets includes collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $405 million in level 2 and $774 million in level 3 as of December 2015, and $234 million in level 2 and $1.34 billion in level 3 as of December 2014, respectively.

•

Level 3 equities and convertible debentures includes $7.69 billion of private equity investments, $308 million of investments in real estate entities and $552 million of convertible debentures as of December 2015, and $10.25 billion of private equity investments, $294 million of investments in real estate entities and $562 million of convertible debentures as of December 2014.

Goldman Sachs 2015 Form 10-K	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Transfers Between Levels of the Fair Value  Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

During 2015:

•	Transfers into level 2 from level 1 of cash instruments were $260 million, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments.

•	Transfers into level 1 from level 2 of cash instruments were $283 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

During 2014:

•

Transfers into level 2 from level 1 of cash instruments were $60 million, including $47 million of public equity securities and $13 million of U.S. government and federal agency obligations due to decreased market activity in these instruments.

•	Transfers into level 1 from level 2 of cash instruments were $92 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

See level 3 rollforward below for information about transfers between level 2 and level 3.

Level 3 Rollforward

The table below presents changes in fair value for all cash instrument assets and liabilities categorized as level 3 as of the end of the year. In the table below:

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

•	Purchases include both originations and secondary market purchases.

•	Net unrealized gains/(losses) relate to instruments that were still held at year-end.

•

For the year ended December 2015, the net realized and unrealized gains on level 3 cash instrument assets of $1.66 billion (reflecting $957 million of realized gains and $701 million of unrealized gains) include gains/(losses) of approximately $(142) million, $1.08 billion and $718 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

•

For the year ended December 2014, the net realized and unrealized gains on level 3 cash instrument assets of $3.20 billion (reflecting $1.33 billion of realized gains and $1.87 billion of unrealized gains) include gains of approximately $247 million, $1.95 billion and $1.00 billion reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

•	See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 cash instruments and the activity related to transfers into and out of level 3.

134	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Level 3 Cash Instrument Assets and Liabilities at Fair Value
$ in millions	Balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Year Ended December 2015
Non-U.S. government and agency obligations	$ 136	$ 7	$ —	$ 11	$ (35)	$ (23)	$ —	$ (84)	$ 12

Loans and securities backed by commercial real estate	3,275	120	44	566	(598)	(1,569)	351	(265)	1,924

Loans and securities backed by residential real estate	2,545	150	34	564	(609)	(327)	188	(780)	1,765

Bank loans and bridge loans	6,973	198	(156)	663	(1,027)	(2,170)	516	(1,847)	3,150

Corporate debt securities	3,633	208	(78)	616	(641)	(982)	236	(900)	2,092

State and municipal obligations	110	3	3	9	(24)	(2)	24	(22)	101

Other debt obligations	870	20	10	116	(164)	(206)	17	(125)	538

Equities and convertible debentures	11,108	251	844	1,295	(744)	(1,193)	466	(3,478)	8,549
Total cash instrument assets	$28,650	$ 957	$ 701	$ 3,840	$(3,842)	$(6,472)	$1,798	$(7,501)	$18,131
Total cash instrument liabilities	$ (244)	$ (28)	$ (21)	$ 205	$ (38)	$ (14)	$ (116)	$ 63	$ (193)
Year Ended December 2014
Non-U.S. government and agency obligations	$ 40	$ 7	$ 3	$ 103	$ (20)	$ (5)	$ 8	$ —	$ 136

Loans and securities backed by commercial real estate	2,515	173	49	1,877	(436)	(890)	176	(189)	3,275

Loans and securities backed by residential real estate	1,961	123	224	1,008	(363)	(497)	235	(146)	2,545

Bank loans and bridge loans	6,071	611	(222)	4,512	(709)	(3,166)	294	(418)	6,973

Corporate debt securities	2,744	254	(16)	2,635	(1,023)	(929)	384	(416)	3,633

State and municipal obligations	257	4	3	12	(112)	(2)	25	(77)	110

Other debt obligations	807	24	41	448	(212)	(164)	21	(95)	870

Equities and convertible debentures	8,671	132	1,788	2,670	(1,128)	(1,016)	1,250	(1,259)	11,108
Total cash instrument assets	$23,066	$1,328	$1,870	$13,265	$(4,003)	$(6,669)	$2,393	$(2,600)	$28,650
Total cash instrument liabilities	$ (297)	$ 12	$ (1)	$ 223	$ (121)	$ (23)	$ (49)	$ 12	$ (244)

Level 3 Rollforward Commentary

Year Ended December 2015. The net unrealized gain on level 3 cash instruments of $680 million (reflecting a $701 million gain on cash instrument assets and a $21 million loss on cash instrument liabilities) for 2015 primarily reflected gains on private equity investments, principally driven by company-specific events and strong corporate performance.

Transfers into level 3 during 2015 primarily reflected transfers of certain bank loans and bridge loans, private equity investments and loans and securities backed by commercial real estate from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during 2015 primarily reflected transfers of certain private equity investments, corporate debt securities and loans and securities backed by residential real estate to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain bank loans and bridge loans to level 2 principally due to certain unobservable yield and duration inputs not being significant to the valuation of these instruments.

Year Ended December 2014. The net unrealized gain on level 3 cash instruments of $1.87 billion (reflecting a $1.87 billion gain on cash instrument assets and a $1 million loss on cash instrument liabilities) for 2014 primarily reflected gains on private equity investments principally driven by company-specific events and strong corporate performance.

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

Goldman Sachs 2015 Form 10-K	135

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

Many of the funds described above are “covered funds” as defined by the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Board of Governors of the Federal Reserve System (Federal Reserve Board) extended the conformance period through July 2016 for investments in, and relationships with, covered funds that were in place prior to December 2013, and indicated that it intends to further extend the conformance period through July 2017. The firm currently expects to be able to exit the majority of such interests in these funds in orderly transactions prior to July 2017, subject to market conditions. However, to the extent that the underlying investments of particular funds are not sold, the firm may be required to sell its interests in such funds. If that occurs, the firm may receive a value for its interests that is less than the then carrying value as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions. The firm continues to manage its existing interests in such funds, taking into account the conformance period outlined above. In order to be compliant with the Volcker Rule, the firm will be required to reduce most of its interests in the funds in the table below by the end of the conformance period.

The tables below present the fair value of the firm’s investments in, and unfunded commitments to, funds that are measured at NAV.

	As of December 2015
$ in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$5,414	$2,057

Credit funds	611	344

Hedge funds	560	—

Real estate funds	1,172	296
Total	$7,757	$2,697

	As of December 2014
$ in millions	Fair Value of Investments	Unfunded Commitments
Private equity funds	$6,307	$2,175

Credit funds	1,008	383

Hedge funds	863	—

Real estate funds	1,432	310
Total	$9,610	$2,868

136	Goldman Sachs 2015 Form 10-K

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

Goldman Sachs 2015 Form 10-K	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the gross fair value and the notional amount of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the consolidated statements of financial condition, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP.

In the table below:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

	As of December 2015			As of December 2014
$ in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Exchange-traded	$ 310	$ 280	$ 4,402,843	$ 228	$ 238	$ 3,151,865

OTC-cleared	211,272	192,401	20,738,687	351,801	330,298	30,408,636

Bilateral OTC	345,516	321,458	12,953,830	434,333	409,071	13,552,017
Total interest rates	557,098	514,139	38,095,360	786,362	739,607	47,112,518
OTC-cleared	5,203	5,596	339,244	5,812	5,663	378,099

Bilateral OTC	35,679	31,179	1,552,806	49,036	44,491	2,122,859
Total credit	40,882	36,775	1,892,050	54,848	50,154	2,500,958
Exchange-traded	183	204	13,073	69	69	17,214

OTC-cleared	165	128	14,617	100	96	13,304

Bilateral OTC	96,660	99,235	5,461,940	109,747	108,442	5,535,685
Total currencies	97,008	99,567	5,489,630	109,916	108,607	5,566,203
Exchange-traded	2,997	3,623	203,465	7,683	7,166	321,378

OTC-cleared	232	233	2,839	313	315	3,036

Bilateral OTC	17,445	17,215	230,750	20,994	21,065	345,065
Total commodities	20,674	21,071	437,054	28,990	28,546	669,479
Exchange-traded	9,372	7,908	528,419	9,592	9,636	541,711

Bilateral OTC	37,788	38,290	927,078	49,339	49,013	983,784
Total equities	47,160	46,198	1,455,497	58,931	58,649	1,525,495
Subtotal	762,822	717,750	47,369,591	1,039,047	985,563	57,374,653
Derivatives accounted for as hedges
OTC-cleared	4,567	85	51,446	2,713	228	31,109

Bilateral OTC	6,660	20	62,022	11,559	34	95,389
Total interest rates	11,227	105	113,468	14,272	262	126,498
OTC-cleared	24	6	1,333	12	3	1,205

Bilateral OTC	116	27	8,615	113	13	8,431
Total currencies	140	33	9,948	125	16	9,636
Subtotal	11,367	138	123,416	14,397	278	136,134
Total gross fair value/notional amount of derivatives	$ 774,189 [1]	$ 717,888 [1]	$47,493,007	$1,053,444 [1]	$ 985,841 [1]	$57,510,787
Amounts that have been offset in the consolidated statements of financial condition
Exchange-traded	$ (9,398)	$ (9,398)		$ (15,039)	$ (15,039)

OTC-cleared	(194,928)	(194,928)		(335,792)	(335,792)

Bilateral OTC	(426,841)	(426,841)		(535,839)	(535,839)
Total counterparty netting	(631,167)	(631,167)		(886,670)	(886,670)
OTC-cleared	(26,151)	(3,305)		(24,801)	(738)

Bilateral OTC	(62,981)	(36,645)		(78,703)	(35,417)
Total cash collateral netting	(89,132)	(39,950)		(103,504)	(36,155)
Total counterparty and cash collateral netting	$(720,299)	$(671,117)		$ (990,174)	$(922,825)
Amounts included in financial instruments owned/financial instruments sold, but not yet purchased
Exchange-traded	$ 3,464	$ 2,617		$ 2,533	$ 2,070

OTC-cleared	384	216		158	73

Bilateral OTC	50,042	43,938		60,579	60,873
Total amounts included in the consolidated statements of financial condition	$ 53,890	$ 46,771		$ 63,270	$ 63,016
Amounts that have not been offset in the consolidated statements of financial condition
Cash collateral received/posted	$ (498)	$ (1,935)		$ (980)	$ (2,940)

Securities collateral received/posted	(14,008)	(10,044)		(14,742)	(18,159)
Total	$ 39,384	$ 34,792		$ 47,548	$ 41,917

1.

Includes derivative assets and derivative liabilities of $17.09 billion and $18.16 billion, respectively, as of December 2015, and derivative assets and derivative liabilities of $25.93 billion and $26.19 billion, respectively, as of December 2014, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

138	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Valuation Techniques for Derivatives

The firm’s level 2 and level 3 derivatives are valued using derivative pricing models (e.g., discounted cash flow models, correlation models, and models that incorporate option pricing methodologies, such as Monte Carlo simulations). Price transparency of derivatives can generally be characterized by product type, as described below.

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

Goldman Sachs 2015 Form 10-K	139

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

Level 3 Derivatives

Level 3 derivatives are valued using models which utilize observable level 1 and/or level 2 inputs, as well as unobservable level 3 inputs. The significant unobservable inputs used to value the firm’s level 3 derivatives are described below.

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

•

For level 3 equity derivatives, significant unobservable inputs generally include equity volatility inputs for options that are long-dated and/or have strike prices that differ significantly from current market prices. In addition, the valuation of certain structured trades requires the use of level 3 correlation inputs, such as the correlation of the price performance of two or more individual stocks or the correlation of the price performance for a basket of stocks to another asset class such as commodities.

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

140	Goldman Sachs 2015 Form 10-K

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

Level 3 Derivative Product Type	Valuation Techniques and Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Average / Median)
		As of December 2015	As of December 2014
Interest rates ($398 million and $40 million of net level 3 liabilities as of December 2015 and December 2014, respectively)	Option pricing models: • Correlation • Volatility	(25)% to 92% (53% / 55%) 31 basis points per annum (bpa) to 152 bpa (84 bpa / 57 bpa)	(16)% to 84% (37% / 40%) 36 basis points per annum (bpa) to 156 bpa (100 bpa / 115 bpa)
Credit ($2.79 billion and $3.53 billion of net level 3 assets as of December 2015 and December 2014, respectively)	Option pricing models, correlation models and discounted cash flows models: • Correlation • Credit spreads • Upfront credit points • Recovery rates	46% to 99% (68% / 66%) 1 basis points (bps) to 1,019 bps (129 bps / 86 bps) [1] 0 points to 100 points (41 points / 40 points) 2% to 97% (58% / 70%)	5% to 99% (71% / 72%) 1 basis points (bps) to 700 bps (116 bps / 79 bps) [1] 0 points to 99 points (40 points / 30 points) 14% to 87% (44% / 40%)
Currencies ($34 million and $267 million of net level 3 liabilities as of December 2015 and December 2014, respectively)	Option pricing models: • Correlation (including cross-product correlation)	25% to 70% (50% / 51%)	22% to 80% (47% / 50%)
Commodities ($262 million and $1.14 billion of net level 3 liabilities as of December 2015 and December 2014, respectively)

Option pricing models and discounted cash flows models:

•  Volatility

•  Spread per million British Thermal units (MMBTU) of natural gas

•  Spread per Metric Tonne (MT) of coal

•  Spread per barrel of oil and refined products

		11% to 77% (35% / 34%) $(1.32) to $4.15 ($(0.05) / $(0.01)) N/A $(10.64) to $65.29 ($3.34 / $(3.31)) [1]	16% to 68% (33% / 32%) $(1.66) to $4.45 ($(0.13) / $(0.03)) $(10.50) to $3.00 ($(4.04) / $(6.74)) $(15.35) to $80.55 ($22.32 / $13.50) [1]
Equities ($1.60 billion and $1.38 billion of net level 3 liabilities as of December 2015 and December 2014, respectively)	Option pricing models: • Correlation (including cross-product correlation) • Volatility	(65)% to 94% (42% / 48%) 5% to 76% (24% / 23%)	(34)% to 99% (47% / 49%) 5% to 90% (23% / 21%)

1.	The difference between the average and the median for these spread inputs indicates that the majority of the inputs fall in the lower end of the range.

Goldman Sachs 2015 Form 10-K	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Range of Significant Unobservable Inputs

The following is information about the ranges of significant unobservable inputs used to value the firm’s level 3 derivative instruments:

•

Correlation. Ranges for correlation cover a variety of underliers both within one market (e.g., equity index and equity single stock names) and across markets (e.g., correlation of an interest rate and a foreign exchange rate), as well as across regions. Generally, cross-product correlation inputs are used to value more complex instruments and are lower than correlation inputs on assets within the same derivative product type.

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

Sensitivity of Fair Value Measurement to Changes in Significant Unobservable Inputs

The following is a description of the directional sensitivity of the firm’s level 3 fair value measurements to changes in significant unobservable inputs, in isolation:

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

142	Goldman Sachs 2015 Form 10-K

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

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

	Derivatives at Fair Value as of December 2015
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 4	$ 567,761	$ 560	$ 568,325

Credit	—	34,832	6,050	40,882

Currencies	—	96,959	189	97,148

Commodities	—	20,087	587	20,674

Equities	46	46,491	623	47,160
Gross fair value of derivative assets	50	766,130	8,009	774,189

Counterparty netting within levels	—	(627,548)	(2,139)	(629,687)
Subtotal	$ 50	$ 138,582	$ 5,870	$ 144,502

Cross-level counterparty netting				(1,480)

Cash collateral netting				(89,132)
Fair value included in financial instruments owned				$ 53,890
Liabilities
Interest rates	$(11)	$(513,275)	$ (958)	$(514,244)

Credit	—	(33,518)	(3,257)	(36,775)

Currencies	—	(99,377)	(223)	(99,600)

Commodities	—	(20,222)	(849)	(21,071)

Equities	(18)	(43,953)	(2,227)	(46,198)
Gross fair value of derivative liabilities	(29)	(710,345)	(7,514)	(717,888)

Counterparty netting within levels	—	627,548	2,139	629,687
Subtotal	$(29)	$ (82,797)	$(5,375)	$ (88,201)

Cross-level counterparty netting				1,480

Cash collateral netting				39,950
Fair value included in financial instruments sold, but not yet purchased				$ (46,771)

	Derivatives at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 123	$ 800,028	$ 483	$ 800,634

Credit	—	47,190	7,658	54,848

Currencies	—	109,891	150	110,041

Commodities	—	28,124	866	28,990

Equities	175	58,122	634	58,931
Gross fair value of derivative assets	298	1,043,355	9,791	1,053,444

Counterparty netting within levels	—	(882,841)	(2,717)	(885,558)
Subtotal	$ 298	$ 160,514	$ 7,074	$ 167,886

Cross-level counterparty netting				(1,112)

Cash collateral netting				(103,504)
Fair value included in financial instruments owned				$ 63,270
Liabilities
Interest rates	$ (14)	$ (739,332)	$ (523)	$ (739,869)

Credit	—	(46,026)	(4,128)	(50,154)

Currencies	—	(108,206)	(417)	(108,623)

Commodities	—	(26,538)	(2,008)	(28,546)

Equities	(94)	(56,546)	(2,009)	(58,649)
Gross fair value of derivative liabilities	(108)	(976,648)	(9,085)	(985,841)

Counterparty netting within levels	—	882,841	2,717	885,558
Subtotal	$(108)	$ (93,807)	$(6,368)	$ (100,283)

Cross-level counterparty netting				1,112

Cash collateral netting				36,155
Fair value included in financial instruments sold, but not yet purchased				$ (63,016)

Goldman Sachs 2015 Form 10-K	143

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

•	Net unrealized gains/(losses) relate to instruments that were still held at year-end.

•

For the year ended December 2015, the net realized and unrealized gains on level 3 derivative assets and liabilities of $746 million (reflecting $67 million of realized gains and $679 million of unrealized gains) include gains of approximately $518 million and $228 million reported in “Market making” and “Other principal transactions” respectively.

•

For the year ended December 2014, the net realized and unrealized losses on level 3 derivative assets and liabilities of $306 million (reflecting $123 million of realized losses and $183 million of unrealized losses) include losses of approximately $276 million and $30 million reported in “Market making” and “Other principal transactions” respectively.

•

See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 derivative assets and liabilities and the activity related to transfers into and out of level 3.

	Level 3 Derivative Assets and Liabilities at Fair Value
$ in millions	Asset/ (liability) balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of year
Year Ended December 2015
Interest rates — net	$ (40)	$ (53)	$ 66	$ 3	$ (31)	$ (144)	$(149)	$ (50)	$ (398)

Credit — net	3,530	92	804	80	(237)	(640)	206	(1,042)	2,793

Currencies — net	(267)	(49)	40	32	(10)	162	(1)	59	(34)

Commodities — net	(1,142)	34	(52)	—	(234)	1,034	(35)	133	(262)

Equities — net	(1,375)	43	(179)	125	(1,352)	1,086	(25)	73	(1,604)
Total derivatives — net	$ 706	$ 67	$ 679	$240	$(1,864)	$ 1,498	$ (4)	$ (827)	$ 495
Year Ended December 2014
Interest rates — net	$ (86)	$ (50)	$ (101)	$ 97	$ (2)	$ 92	$ 14	$ (4)	$ (40)

Credit — net	4,176	64	1,625	151	(138)	(1,693)	(194)	(461)	3,530

Currencies — net	(200)	(70)	(175)	19	—	172	(9)	(4)	(267)

Commodities — net	60	(19)	(1,096)	38	(272)	95	84	(32)	(1,142)

Equities — net	(959)	(48)	(436)	344	(979)	270	(115)	548	(1,375)
Total derivatives — net	$ 2,991	$(123)	$ (183)	$649	$(1,391)	$(1,064)	$(220)	$ 47	$ 706

144	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary

Year Ended December 2015. The net unrealized gain on level 3 derivatives of $679 million for 2015 was primarily attributable to gains on certain credit derivatives, reflecting the impact of wider credit spreads, and changes in foreign exchange and interest rates.

Transfers into level 3 derivatives during 2015 primarily reflected transfers of certain credit derivative assets from level 2, primarily due to unobservable credit spread inputs becoming significant to the valuations of these derivatives, and transfers of certain interest rate derivative liabilities from level 2, primarily due to certain unobservable inputs becoming significant to the valuations of these derivatives.

Transfers out of level 3 derivatives during 2015 primarily reflected transfers of certain credit derivative assets to level 2, principally due to increased transparency and reduced significance of certain unobservable credit spread inputs used to value these derivatives.

Year Ended December 2014. The net unrealized loss on level 3 derivatives of $183 million for 2014 was primarily attributable to the impact of a decrease in commodity prices on certain commodity derivatives, a decrease in equity prices on certain equity derivatives, and the impact of changes in foreign exchange rates on certain currency derivatives, largely offset by the impact of tighter credit spreads and a decrease in interest rates on certain credit derivatives.

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

OTC Derivatives

The tables below present the fair values of OTC derivative assets and liabilities by tenor and major product type.

	OTC Derivatives as of December 2015
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
Assets
Interest rates	$ 4,231	$23,278	$ 81,401	$ 108,910

Credit	1,664	4,547	5,842	12,053

Currencies	14,646	8,936	6,353	29,935

Commodities	6,228	3,897	231	10,356

Equities	4,806	7,091	1,550	13,447

Counterparty netting within tenors	(3,660)	(5,751)	(5,270)	(14,681)
Subtotal	$27,915	$41,998	$ 90,107	$ 160,020

Cross-tenor counterparty netting				(20,462)

Cash collateral netting				(89,132)
Total				$ 50,426
Liabilities
Interest rates	$ 5,323	$13,945	$ 35,592	$ 54,860

Credit	1,804	4,704	1,437	7,945

Currencies	12,378	9,940	10,048	32,366

Commodities	4,464	3,136	2,526	10,126

Equities	5,154	5,802	2,994	13,950

Counterparty netting within tenors	(3,660)	(5,751)	(5,270)	(14,681)
Subtotal	$25,463	$31,776	$ 47,327	$ 104,566

Cross-tenor counterparty netting				(20,462)

Cash collateral netting				(39,950)
Total				$ 44,154

	OTC Derivatives as of December 2014
$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
Assets
Interest rates	$ 7,064	$25,049	$ 90,553	$ 122,666

Credit	1,696	6,093	5,707	13,496

Currencies	17,835	9,897	6,386	34,118

Commodities	8,298	4,068	161	12,527

Equities	4,771	9,285	3,750	17,806

Counterparty netting within tenors	(4,479)	(7,016)	(4,058)	(15,553)
Subtotal	$35,185	$47,376	$102,499	$ 185,060

Cross-tenor counterparty netting				(20,819)

Cash collateral netting				(103,504)
Total				$ 60,737
Liabilities
Interest rates	$ 7,001	$17,649	$ 37,242	$ 61,892

Credit	2,154	4,942	1,706	8,802

Currencies	18,549	7,667	6,482	32,698

Commodities	5,686	4,105	2,810	12,601

Equities	7,064	6,845	3,571	17,480

Counterparty netting within tenors	(4,479)	(7,016)	(4,058)	(15,553)
Subtotal	$35,975	$34,192	$ 47,753	$ 117,920

Cross-tenor counterparty netting				(20,819)

Cash collateral netting				(36,155)
Total				$ 60,946

Goldman Sachs 2015 Form 10-K	145

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the tables above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

As of December 2015, written and purchased credit derivatives had total gross notional amounts of $923.48 billion and $968.68 billion, respectively, for total net notional purchased protection of $45.20 billion. As of December 2014, written and purchased credit derivatives had total gross notional amounts of $1.22 trillion and $1.28 trillion, respectively, for total net notional purchased protection of $59.35 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

146	Goldman Sachs 2015 Form 10-K

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

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in “Offsetting.”

	As of December 2015
	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 240,468	$ 2,859	$ 2,881	$ 10,533	$ 256,741

1 – 5 years	514,986	42,399	16,327	26,271	599,983

Greater than 5 years	57,054	6,481	1,567	1,651	66,753
Total	$ 812,508	$51,739	$20,775	$ 38,455	$ 923,477
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$ 722,436	$46,313	$19,556	$ 33,266	$ 821,571

Other	132,757	6,383	3,372	4,598	147,110
Fair Value of Written Credit Derivatives
Asset	$ 17,110	$ 924	$108	$190	$ 18,332

Liability	2,756	2,596	1,942	12,485	19,779
Net asset/(liability)	$ 14,354	$ (1,672)	$ (1,834)	$(12,295)	$ (1,447)

	As of December 2014
	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 261,591	$ 7,726	$ 8,449	$ 8,728	$ 286,494

1 – 5 years	775,784	37,255	18,046	26,834	857,919

Greater than 5 years	68,830	5,042	1,309	1,279	76,460
Total	$1,106,205	$50,023	$27,804	$ 36,841	$1,220,873
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$1,012,874	$41,657	$26,240	$ 33,112	$1,113,883

Other	152,465	8,426	1,949	3,499	166,339
Fair Value of Written Credit Derivatives
Asset	$ 28,004	$ 1,542	$ 112	$ 82	$ 29,740

Liability	3,629	2,266	1,909	13,943	21,747
Net asset/(liability)	$ 24,375	$ (724)	$ (1,797)	$(13,861)	$ 7,993

Impact of Credit Spreads on Derivatives

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants.

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $9 million for 2015, $135 million for 2014 and $(66) million for 2013.

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

	As of December
$ in millions	2015	2014
Fair value of assets	$ 466	$ 390

Fair value of liabilities	794	690
Net liability	$ 328	$ 300
Notional amount	$7,869	$7,735

Goldman Sachs 2015 Form 10-K	147

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

The table below presents the aggregate fair value of net derivative liabilities under such agreements (excluding application of collateral posted to reduce these liabilities), the related aggregate fair value of the assets posted as collateral and the additional collateral or termination payments that could have been called at the reporting date by counterparties in the event of a one-notch and two-notch downgrade in the firm’s credit ratings.

	As of December
$ in millions	2015	2014
Net derivative liabilities under bilateral agreements	$29,836	$35,764

Collateral posted	26,075	30,824

Additional collateral or termination payments for a one-notch downgrade	1,061	1,072

Additional collateral or termination payments for a two-notch downgrade	2,689	2,815

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

	Year Ended December
$ in millions	2015	2014	2013
Interest rate hedges	$(1,613)	$ 1,936	$(8,683)

Hedged borrowings and bank deposits	898	(2,451)	6,999
Hedge ineffectiveness	$ (715)	$ (515)	$(1,684)

148	Goldman Sachs 2015 Form 10-K

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

The table below presents the gains/(losses) from net investment hedging.

	Year Ended December
$ in millions	2015	2014	2013
Foreign currency forward contract hedges	$695	$576	$150

Foreign currency-denominated debt hedges	(9)	202	470

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for 2015, 2014 or 2013.

As of December 2015 and December 2014, the firm had designated $2.20 billion and $1.36 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

Prior to de-designation, the firm applied a statistical method that utilized regression analysis of changes in forecasted cash flows when assessing hedge effectiveness, subject to the same quantitative criteria as the firm’s fair value hedging relationships described above.

The effective portion of the gains/(losses) recognized on these cash flow hedges were included in “Cash flow hedges” within the consolidated statements of comprehensive income, and gains/(losses) reclassified to earnings from accumulated other comprehensive income and gains/(losses) related to hedge ineffectiveness were included in “Other principal transactions” within the consolidated statements of earnings. Such gains/(losses) were not material for 2014 and 2013. There were no gains/(losses) excluded from the assessment of hedge effectiveness for 2014 and 2013.

Goldman Sachs 2015 Form 10-K	149

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

150	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both December 2015 and December 2014, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both December 2015 and December 2014, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

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

As of December 2015:

•	Yield: 0.6% to 10.0% (weighted average: 2.7%)

•	Duration: 1.6 to 8.8 years (weighted average: 2.8 years)

As of December 2014:

•	Funding spreads: 210 bps to 325 bps (weighted average: 278 bps)

•	Yield: 1.1% to 10.0% (weighted average: 3.1%)

•	Duration: 0.7 to 3.8 years (weighted average: 2.6 years)

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

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both December 2015 and December 2014, the firm’s level 3 receivables from customers and counterparties were not material.

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

Goldman Sachs 2015 Form 10-K	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Other Financial Assets and Financial Liabilities by Level

The tables below present, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option. In the tables below:

•	Securities segregated for regulatory and other purposes include segregated securities accounted for at fair value under the fair value option and consists of securities borrowed and resale agreements.

•	Level 1 other financial assets at fair value include U.S. Treasury securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP.

•	Other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.

	Other Financial Assets and Liabilities at Fair Value as of December 2015
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Securities segregated for regulatory and other purposes	$19,562	$ 18,942	$ —	$ 38,504

Securities purchased under agreements to resell	—	119,450	—	119,450

Securities borrowed	—	69,801	—	69,801

Receivables from customers and counterparties	—	4,947	45	4,992
Total	$19,562	$ 213,140	$ 45	$ 232,747
Liabilities
Deposits	$ —	$ (12,465)	$ (2,215)	$ (14,680)

Securities sold under agreements to repurchase	—	(85,998)	(71)	(86,069)

Securities loaned	—	(466)	—	(466)

Other secured financings	—	(22,658)	(549)	(23,207)

Unsecured short-term borrowings	—	(13,610)	(4,133)	(17,743)

Unsecured long-term borrowings	—	(18,049)	(4,224)	(22,273)

Other liabilities and accrued expenses	—	(1,201)	(52)	(1,253)
Total	$ —	$(154,447)	$(11,244)	$(165,691)

	Other Financial Assets and Liabilities at Fair Value as of December 2014
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Securities segregated for regulatory and other purposes	$21,168	$ 13,123	$ —	$ 34,291

Securities purchased under agreements to resell	—	126,036	—	126,036

Securities borrowed	—	66,769	—	66,769

Receivables from customers and counterparties	—	6,888	56	6,944
Total	$21,168	$ 212,816	$ 56	$ 234,040
Liabilities
Deposits	$ —	$ (12,458)	$(1,065)	$ (13,523)

Securities sold under agreements to repurchase	—	(88,091)	(124)	(88,215)

Securities loaned	—	(765)	—	(765)

Other secured financings	—	(20,359)	(1,091)	(21,450)

Unsecured short-term borrowings	—	(15,114)	(3,712)	(18,826)

Unsecured long-term borrowings	—	(13,420)	(2,585)	(16,005)

Other liabilities and accrued expenses	—	(116)	(715)	(831)
Total	$ —	$(150,323)	$(9,292)	$(159,615)

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during 2015 or 2014. The table below presents information about transfers between level 2 and level 3.

152	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward

The table below presents changes in fair value for other financial assets and financial liabilities accounted for at fair value categorized as level 3 as of the end of the year. In the table below:

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

•	Net unrealized gains/(losses) relate to instruments that were still held at year-end.

•

For the year ended December 2015, the net realized and unrealized gains on level 3 other financial liabilities of $858 million (reflecting $75 million of realized gains and $783 million of unrealized gains) include gains/(losses) of approximately $841 million, $28 million and $(11) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

•

For the year ended December 2014, the net realized and unrealized losses on level 3 other financial liabilities of $716 million (reflecting $93 million of realized losses and $623 million of unrealized losses) include gains/(losses) of approximately $150 million, $(833) million and $(33) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

•

See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 other financial assets and liabilities and the activity related to transfers into and out of level 3.

	Level 3 Other Financial Assets and Liabilities at Fair Value
$ in millions	Balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of year
Year Ended December 2015
Receivables from customers and counterparties	$ 56	$ 2	$ 2	$ 8	$ —	$ —	$ (22)	$ —	$ (1)	$ 45
Total other financial assets	$ 56	$ 2	$ 2	$ 8	$ —	$ —	$ (22)	$ —	$ (1)	$ 45
Deposits	$(1,065)	$ (9)	$ 56	$ —	$ —	$(1,252)	$ 55	$ —	$ —	$ (2,215)

Securities sold under agreements to repurchase	(124)	—	(2)	—	—	—	55	—	—	(71)

Other secured financings	(1,091)	(10)	34	(1)	—	(504)	363	(85)	745	(549)

Unsecured short-term borrowings	(3,712)	96	355	—	—	(3,377)	2,275	(641)	871	(4,133)

Unsecured long-term borrowings	(2,585)	(7)	352	—	—	(2,888)	846	(464)	522	(4,224)

Other liabilities and accrued expenses	(715)	5	(12)	—	—	(3)	10	(23)	686	(52)
Total other financial liabilities	$(9,292)	$ 75	$ 783	$ (1)	$ —	$(8,024)	$3,604	$(1,213)	$2,824	$(11,244)
Year Ended December 2014
Securities purchased under agreements to resell	$ 63	$ —	$ —	$ —	$ —	$ —	$ (63)	$ —	$ —	$ —

Receivables from customers and counterparties	235	3	2	29	—	—	(33)	—	(180)	56
Total other financial assets	$ 298	$ 3	$ 2	$ 29	$ —	$ —	$ (96)	$ —	$ (180)	$ 56
Deposits	$ (385)	$ —	$ (21)	$ 5	$ —	$ (442)	$ 6	$ (280)	$ 52	$ (1,065)

Securities sold under agreements to repurchase	(1,010)	—	—	—	—	—	886	—	—	(124)

Other secured financings	(1,019)	(31)	27	(20)	—	(402)	521	(364)	197	(1,091)

Unsecured short-term borrowings	(3,387)	(11)	(251)	(5)	—	(2,246)	1,828	(981)	1,341	(3,712)

Unsecured long-term borrowings	(1,837)	(46)	56	3	—	(1,221)	446	(1,344)	1,358	(2,585)

Other liabilities and accrued expenses	(26)	(5)	(434)	—	(19)	—	20	(301)	50	(715)
Total other financial liabilities	$(7,664)	$ (93)	$(623)	$(17)	$(19)	$(4,311)	$3,707	$(3,270)	$2,998	$ (9,292)

Goldman Sachs 2015 Form 10-K	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary

Year Ended December 2015. The net unrealized gain on level 3 other financial assets and liabilities of $785 million (reflecting $2 million of gains on other financial assets and $783 million of gains on other financial liabilities) for 2015 primarily reflected gains on certain hybrid financial instruments included in unsecured short-term and long-term borrowings, principally due to a decrease in global equity prices, the impact of wider credit spreads, and changes in interest and foreign exchange rates.

Transfers into level 3 of other financial liabilities during 2015 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to reduced transparency of certain correlation and volatility inputs used to value these instruments, and transfers from level 3 unsecured long-term borrowings to level 3 unsecured short-term borrowings, as these borrowings neared maturity.

Transfers out of level 3 of other financial liabilities during 2015 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings and certain other secured financings to level 2, principally due to increased transparency of certain correlation, volatility and funding spread inputs used to value these instruments, transfers to level 3 unsecured short-term borrowings from level 3 unsecured long-term borrowings, as these borrowings neared maturity, and transfers of certain subordinated liabilities included in other liabilities and accrued expenses to level 2, principally due to increased price transparency as a result of market transactions in the related underlying investments.

Year Ended December 2014. The net unrealized loss on level 3 other financial assets and liabilities of $621 million (reflecting $2 million of gains on other financial assets and $623 million of losses on other financial liabilities) for 2014 primarily reflected losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments, and certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in global equity prices.

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

154	Goldman Sachs 2015 Form 10-K

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

	Gains/(Losses) on Financial Assets and Financial Liabilities at Fair Value Under the Fair Value Option
	Year Ended December
$ in millions	2015	2014	2013
Unsecured short-term borrowings [1]	$ 346	$(1,180)	$(1,145)

Unsecured long-term borrowings [2]	771	(592)	683

Other liabilities and accrued expenses [3]	(684)	(441)	(167)

Other [4]	(217)	(366)	(443)
Total	$ 216	$(2,579)	$(1,072)

1.	Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $339 million for 2015, $(1.22) billion for 2014 and $(1.04) billion for 2013, respectively.

2.	Includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $653 million for 2015, $(697) million for 2014 and $902 million for 2013, respectively.

3.	Includes gains/(losses) on certain subordinated liabilities issued by consolidated VIEs. Gains/(losses) for 2013 also includes gains on certain insurance contracts.

4.	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed, receivables from customers and counterparties, deposits and other secured financings.

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

	As of December
$ in millions	2015	2014
Performing loans and long-term receivables
Aggregate contractual principal in excess of the related fair value	$1,330	$1,699

Loans on nonaccrual status and/or more than 90 days past due [1]
Aggregate contractual principal in excess of the related fair value (excluding loans carried at zero fair value and considered uncollectible)	9,600	13,106

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	2,391	3,333

1.

The aggregate contractual principal amount of these loans exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of December 2015 and December 2014, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $211 million and $402 million, respectively, and the related total contractual amount of these lending commitments was $14.01 billion and $26.19 billion, respectively. See Note 18 for further information about lending commitments.

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $362 million and $203 million as of December 2015 and December 2014, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $1.12 billion and $163 million as of December 2015 and December 2014, respectively. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $751 million for 2015, $1.83 billion for 2014 and $2.69 billion for 2013, respectively. Changes in the fair value of loans and lending commitments are primarily attributable to changes in instrument-specific credit spreads. Substantially all of the firm’s performing loans and lending commitments are floating-rate.

Goldman Sachs 2015 Form 10-K	155

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

	Year Ended December
$ in millions	2015	2014	2013
Net gains/(losses) including hedges	$255	$144	$(296)

Net gains/(losses) excluding hedges	255	142	(317)

Note 9.

Loans Receivable

Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of December
$ in millions	2015	2014
Corporate loans	$20,740	$14,310

Loans to private wealth management clients	13,961	11,289

Loans backed by commercial real estate	5,271	2,425

Loans backed by residential real estate	2,316	321

Other loans	3,533	821
Total loans receivable, gross	45,821	29,166

Allowance for loan losses	(414)	(228)
Total loans receivable	$45,407	$28,938

As of December 2015 and December 2014, the fair value of loans receivable was $45.19 billion and $28.90 billion, respectively. As of December 2015, had these loans been carried at fair value and included in the fair value hierarchy, $23.91 billion and $21.28 billion would have been classified in level 2 and level 3, respectively. As of December 2014, had these loans been carried at fair value and included in the fair value hierarchy, $13.75 billion and $15.15 billion would have been classified in level 2 and level 3, respectively.

The firm also extends lending commitments that are held for investment and accounted for on an accrual basis. As of December 2015 and December 2014, such lending commitments were $93.92 billion and $66.22 billion, respectively, substantially all of which were extended to corporate borrowers. The carrying value and the estimated fair value of such lending commitments were liabilities of $291 million and $3.32 billion, respectively, as of December 2015, and $199 million and $1.86 billion, respectively, as of December 2014. Had these commitments been included in the firm’s fair value hierarchy, they would have primarily been classified in level 3 as of both December 2015 and December 2014.

The following is a description of the captions in the table above:

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

•

Loans Backed by Commercial Real Estate. Loans backed by commercial real estate include loans extended by the firm that are directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. Loans backed by commercial real estate also include loans purchased by the firm.

•

Loans Backed by Residential Real Estate. Loans backed by residential real estate include loans extended by the firm to clients who warehouse assets that are directly or indirectly secured by residential real estate. Loans backed by residential real estate also include loans purchased by the firm.

•

Other Loans. Other loans primarily include loans extended to clients who warehouse assets that are directly or indirectly secured by consumer loans, including auto loans, and private student loans and other assets.

156	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Loans receivable includes Purchased Credit Impaired (PCI) loans. PCI loans represent acquired loans or pools of loans with evidence of credit deterioration subsequent to their origination and where it is probable, at acquisition, that the firm will not be able to collect all contractually required payments. Loans acquired within the same reporting period, which have at least two common risk characteristics, one of which relates to their credit risk, are eligible to be pooled together and considered a single unit of account. PCI loans are initially recorded at acquisition price and the difference between the acquisition price and the expected cash flows (accretable yield) is recognized over the life of such loans or pools of loans on an effective yield method. Expected cash flows on PCI loans are determined using various inputs and assumptions, including default rates, loss severities, recoveries, amount and timing of prepayments and other macroeconomic indicators. As of December 2015, the carrying value of such loans was $2.12 billion (including $1.16 billion, $941 million and $23 million related to loans backed by commercial real estate, residential real estate and other consumer loans, respectively). The outstanding principal balance and accretable yield related to such loans was $5.54 billion and $234 million, respectively, as of December 2015. The fair value, related expected cash flows, and the contractually required cash flows of PCI loans at the time of acquisition was $2.27 billion, $2.50 billion and $6.47 billion, respectively. The firm did not have any PCI loans as of December 2014.

Credit Quality

The firm’s risk assessment process includes evaluating the credit quality of its loans receivable. For loans receivable (excluding PCI loans), the firm performs credit reviews which include initial and ongoing analyses of its borrowers. A credit review is an independent analysis of the capacity and willingness of a borrower to meet its financial obligations, resulting in an internal credit rating. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the borrower’s industry, and the economic environment. The firm also assigns a regulatory risk rating to such loans based on the definitions provided by the U.S. federal bank regulatory agencies. Such loans are determined to be impaired when it is probable that the firm will not be able to collect all principal and interest due under the contractual terms of the loan. At that time, loans are placed on non-accrual status and all accrued but uncollected interest is reversed against interest income, and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance. As of December 2015 and December 2014, impaired loans receivable (excluding PCI loans) in non-accrual status were $223 million and $59 million, respectively.

For PCI loans, the firm’s risk assessment process includes reviewing certain key metrics, such as delinquency status, collateral values, credit scores and other risk factors. When it is determined that the firm cannot reasonably estimate expected cash flows on the PCI loans or pools of loans, such loans are placed on non-accrual status.

The table below presents gross loans receivable (excluding PCI loans of $2.12 billion, which are not assigned a credit rating equivalent) and related lending commitments by the firm’s internally determined public rating agency equivalent and by regulatory risk rating. Non-criticized/pass loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of December 2015
Investment-grade	$19,459	$64,898	$ 84,357

Non-investment-grade	24,241	29,021	53,262
Total	$43,700	$93,919	$137,619
As of December 2014
Investment-grade	$ 8,090	$48,112	$ 56,202

Non-investment-grade	21,076	18,106	39,182
Total	$29,166	$66,218	$ 95,384
Regulatory Risk Rating
As of December 2015
Non-criticized/pass	$40,967	$92,021	$132,988

Criticized	2,733	1,898	4,631
Total	$43,700	$93,919	$137,619
As of December 2014
Non-criticized/pass	$27,538	$65,141	$ 92,679

Criticized	1,628	1,077	2,705
Total	$29,166	$66,218	$ 95,384

Goldman Sachs 2015 Form 10-K	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Allowance for Losses on Loans and Lending Commitments

The firm’s allowance for loan losses is comprised of portfolio level reserves, specific loan level reserves, and reserves on PCI loans as described below:

•

Portfolio level reserves are determined on loans (excluding PCI loans) not deemed impaired by aggregating groups of loans with similar risk characteristics and estimating the probable loss inherent in the portfolio.

•	Specific loan level reserves are determined on loans (excluding PCI loans) that exhibit credit quality weakness and are therefore individually evaluated for impairment.

•

Reserves on PCI loans are recorded when it is determined that the expected cash flows, which are reassessed on a quarterly basis, will be lower than those used to establish the current effective yield for such loans or pools of loans. If the expected cash flows are determined to be significantly higher than those used to establish the current effective yield, such increases are initially recognized as a reduction to any previously recorded allowances for loan losses and any remaining increases are recognized as interest income prospectively over the life of the loan or pools of loans as an increase to the effective yield.

The allowance for loan losses is determined using various inputs, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority and collateral type. Management’s estimate of loan losses entails judgment about loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used. Loans are charged off against the allowance for loan losses when deemed to be uncollectible. As of December 2015 and December 2014, substantially all of the firm’s loans receivable were evaluated for impairment at the portfolio level.

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and is included in “Other liabilities and accrued expenses” in the consolidated statements of financial condition. As of December 2015 and December 2014, substantially all of such lending commitments were evaluated for impairment at the portfolio level.

The table below presents changes in the allowance for loan losses and the allowance for losses on lending commitments.

$ in millions	Year Ended December
	2015	2014
Allowance for loan losses
Balance, beginning of period	$228	$139

Charge-offs	(1)	(3)

Provision for loan losses	187	92
Balance, end of period	$414	$228
Allowance for losses on lending commitments
Balance, beginning of period	$ 86	$ 57

Provision for losses on lending commitments	102	29
Balance, end of period	$188	$ 86

The provision for losses on loans and lending commitments is included in “Other principal transactions” in the consolidated statements of earnings. As of December 2015 and December 2014, substantially all of the allowance for loan losses and allowance for losses on lending commitments were related to corporate loans and corporate lending commitments and were primarily determined at the portfolio level. The firm did not have any allowance for losses on PCI loans as of December 2015 and did not have any PCI loans as of December 2014.

158	Goldman Sachs 2015 Form 10-K

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of December
$ in millions	2015	2014
Securities purchased under agreements to resell [1]	$120,905	$127,938

Securities borrowed [2]	172,099	160,722

Securities sold under agreements to repurchase [1]	86,069	88,215

Securities loaned [2]	3,614	5,570

1.

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

2.	As of December 2015 and December 2014, $69.80 billion and $66.77 billion of securities borrowed, and $466 million and $765 million of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements (including “repos- and reverses-to-maturity”) involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at the maturity of the agreement. A repo-to-maturity is a transaction in which the firm transfers a security under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security. Prior to January 2015, repos-to-maturity were accounted for as sales. The firm had no repos-to-maturity as of December 2015 and December 2014. See Note 3 for information about changes to the accounting for repos-to-maturity which became effective in January 2015.

Goldman Sachs 2015 Form 10-K	159

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of December 2015 and December 2014.

Offsetting Arrangements

The tables below present the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of counterparty netting included in the consolidated statements of financial condition. The tables below also present the amounts not offset in the consolidated statements of financial condition, including counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of cash or securities collateral received or posted subject to enforceable credit support agreements.

	As of December 2015
	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
Amounts included in the consolidated statements of financial condition
Gross carrying value	$ 163,199	$ 180,203	$114,960	$ 6,179

Counterparty netting	(28,891)	(2,565)	(28,891)	(2,565)
Total	134,308 [1]	177,638 [1]	86,069	3,614
Amounts not offset in the consolidated statements of financial condition
Counterparty netting	(4,979)	(1,732)	(4,979)	(1,732)

Collateral	(125,561)	(167,061)	(78,958)	(1,721)
Total	$ 3,768	$ 8,845	$ 2,132	$ 161

	As of December 2014
	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
Amounts included in the consolidated statements of financial condition
Gross carrying value	$ 160,644	$ 171,384	$114,879	$ 9,150

Counterparty netting	(26,664)	(3,580)	(26,664)	(3,580)
Total	133,980 [1]	167,804 [1]	88,215	5,570
Amounts not offset in the consolidated statements of financial condition
Counterparty netting	(3,834)	(641)	(3,834)	(641)

Collateral	(124,528)	(154,058)	(78,457)	(4,882)
Total	$ 5,618	$ 13,105	$ 5,924	$ 47

1.

As of December 2015 and December 2014, the firm had $13.40 billion and $6.04 billion, respectively, of securities received under resale agreements, and $5.54 billion and $7.08 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

160	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the tables above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The tables below present the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

	As of December 2015
$ in millions	Repurchase agreements	Securities loaned
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 806	$ —

U.S. government and federal agency obligations	54,856	101

Non-U.S. government and agency obligations	31,547	2,465

Securities backed by commercial real estate	269	—

Securities backed by residential real estate	2,059	—

Corporate debt securities	6,877	30

State and municipal obligations	609	—

Other debt obligations	101	—

Equities and convertible debentures	17,836	3,583
Total	$114,960	$6,179

	As of December 2014
$ in millions	Repurchase agreements	Securities loaned
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 900	$ —

U.S. government and federal agency obligations	56,788	123

Non-U.S. government and agency obligations	27,169	3,463

Securities backed by commercial real estate	419	—

Securities backed by residential real estate	1,574	—

Corporate debt securities	8,028	26

State and municipal obligations	984	—

Other debt obligations	562	—

Equities and convertible debentures	18,455	5,538
Total	$114,879	$9,150

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of December 2015
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 30,901	$4,275

2 - 30 days	35,686	1,437

31 - 90 days	16,035	—

91 days - 1 year	25,691	467

Greater than 1 year	6,647	—
Total	$114,960	$6,179

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

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

Other secured financings include arrangements that are nonrecourse. As of December 2015 and December 2014, nonrecourse other secured financings were $2.20 billion and $1.94 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Goldman Sachs 2015 Form 10-K	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of December 2015 and December 2014.

The tables below present information about other secured financings.

	As of December 2015
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 7,952	$ 5,448	$13,400

At amortized cost	514	319	833

Weighted average interest rates	2.93%	3.83%

Other secured financings (long-term):
At fair value	6,702	3,105	9,807

At amortized cost	370	343	713

Weighted average interest rates	2.87%	1.54%
Total [1]	$15,538	$ 9,215	$24,753
Amount of other secured financings collateralized by:
Financial instruments [2]	$14,862	$ 8,872	$23,734

Other assets	676	343	1,019

	As of December 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Other secured financings (short-term):
At fair value	$ 7,887	$ 7,668	$15,555

At amortized cost	5	—	5

Weighted average interest rates	4.33%	—%

Other secured financings (long-term):
At fair value	3,290	2,605	5,895

At amortized cost	580	774	1,354

Weighted average interest rates	2.69%	2.31%
Total [1]	$11,762	$11,047	$22,809
Amount of other secured financings collateralized by:
Financial instruments [2]	$11,460	$10,483	$21,943

Other assets	302	564	866

1.

Includes $334 million and $974 million related to transfers of financial assets accounted for as financings rather than sales as of December 2015 and December 2014, respectively. Such financings were collateralized by financial assets included in “Financial instruments owned, at fair value” of $336 million and $995 million as of December 2015 and December 2014, respectively.

2.

Includes $14.98 billion and $10.24 billion of other secured financings collateralized by financial instruments owned, at fair value as of December 2015 and December 2014, respectively, and includes $8.76 billion and $11.70 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of December 2015 and December 2014, respectively.

In the tables above:

•

Short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	Weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

The table below presents other secured financings by maturity date.

$ in millions	As of December 2015
Other secured financings (short-term)	$14,233

Other secured financings (long-term):
2017	5,651

2018	2,814

2019	482

2020	953

2021 - thereafter	620
Total other secured financings (long-term)	10,520
Total other secured financings	$24,753

In the table above:

•	Long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

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

162	Goldman Sachs 2015 Form 10-K

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

	As of December
$ in millions	2015	2014
Collateral available to be delivered or repledged [1]	$636,684	$630,046

Collateral that was delivered or repledged	496,240	474,057

1.

As of December 2015 and December 2014, amounts exclude $13.40 billion and $6.04 billion, respectively, of securities received under resale agreements, and $5.54 billion and $7.08 billion, respectively, of securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated to satisfy certain regulatory requirements.

The table below presents information about assets pledged.

	As of December
$ in millions	2015	2014
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 54,426	$ 64,473

Did not have the right to deliver or repledge	63,880	68,027

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	1,841	1,304

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

Goldman Sachs 2015 Form 10-K	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement.

	Year Ended December
$ in millions	2015	2014	2013
Residential mortgages	$10,479	$19,099	$29,772

Commercial mortgages	6,043	2,810	6,086

Other financial assets	—	1,009	—
Total	$16,522	$22,918	$35,858
Cash flows on retained interests	$ 174	$ 215	$ 249

The tables below present the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

	As of December 2015
$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$39,088	$ 846	$ 20

Other residential mortgage-backed	2,195	154	17

Other commercial mortgage-backed	6,842	115	28

CDOs, CLOs and other	2,732	44	7
Total	$50,857	$1,159	$ 72

	As of December 2014
$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
U.S. government agency-issued collateralized mortgage obligations	$56,792	$2,140	$ —

Other residential mortgage-backed	2,273	144	5

Other commercial mortgage-backed	3,313	86	45

CDOs, CLOs and other	4,299	59	17
Total	$66,677	$2,429	$ 67

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

•

Substantially all of the total outstanding principal amount and total fair value of retained interests as of December 2015 relate to securitizations during 2012 and thereafter, and substantially all of the total outstanding principal amount and total fair value of retained interests as of December 2014 relate to securitizations during 2011 and thereafter.

In addition to the interests in the tables above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $92 million and $115 million as of December 2015 and December 2014, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

164	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of December
$ in millions	2015	2014
Fair value of retained interests	$ 1,115	$ 2,370

Weighted average life (years)	7.5	7.6

Constant prepayment rate	10.4%	13.2%

Impact of 10% adverse change	$ (22)	$ (33)

Impact of 20% adverse change	(43)	(66)

Discount rate	5.5%	4.1%

Impact of 10% adverse change	$ (28)	$ (50)

Impact of 20% adverse change	(55)	(97)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $44 million and a weighted average life of 3.5 years as of December 2015, and a fair value of $59 million and a weighted average life of 3.6 years as of December 2014. Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of December 2015 and December 2014. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $44 million and $59 million as of December 2015 and December 2014, respectively.

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

Goldman Sachs 2015 Form 10-K	165

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

166	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nonconsolidated VIEs

The table below presents information about nonconsolidated VIEs in which the firm holds variable interests.

	Nonconsolidated VIEs as of December
$ in millions	2015	2014
Mortgage-backed [1]
Assets in VIEs	$62,672	$ 78,107

Carrying value of variable interests - assets	2,439	4,348

Maximum Exposure to Loss
Retained interests	1,115	2,370

Purchased interests	1,324	1,978

Commitments and guarantees	40	—

Derivatives	222	392
Total maximum exposure to loss	2,701	4,740
Corporate CDOs and CLOs
Assets in VIEs	6,493	8,317

Carrying value of variable interests - assets	624	463

Carrying value of variable interests - liabilities	29	3

Maximum Exposure to Loss
Retained interests	3	4

Purchased interests	106	184

Commitments and guarantees	647	—

Derivatives	2,633	2,053

Loans and investments	265	—
Total maximum exposure to loss	3,654	2,241
Real estate, credit-related and other investing
Assets in VIEs	9,793	8,720

Carrying value of variable interests - assets	3,557	3,051

Carrying value of variable interests - liabilities	3	3

Maximum Exposure to Loss
Commitments and guarantees	570	604

Loans and investments	3,557	3,051
Total maximum exposure to loss	4,127	3,655
Other asset-backed
Assets in VIEs	7,026	8,253

Carrying value of variable interests - assets	265	509

Carrying value of variable interests - liabilities	145	16

Maximum Exposure to Loss
Retained interests	41	55

Purchased interests	98	322

Commitments and guarantees	500	213

Derivatives	4,075	3,221
Total maximum exposure to loss	4,714	3,811
Other
Assets in VIEs	4,161	5,677

Carrying value of variable interests - assets	286	290

Maximum Exposure to Loss
Commitments and guarantees	263	307

Derivatives	6	88

Loans and investments	286	290
Total maximum exposure to loss	555	685
Total nonconsolidated VIEs
Assets in VIEs	90,145	109,074

Carrying value of variable interests - assets	7,171	8,661

Carrying value of variable interests - liabilities	177	22

Maximum Exposure to Loss
Retained interests	1,159	2,429

Purchased interests	1,528	2,484

Commitments and guarantees [2]	2,020	1,124

Derivatives [2]	6,936	5,754

Loans and investments	4,108	3,341
Total maximum exposure to loss	$15,751	$ 15,132

1.

Assets in VIEs and maximum exposure to loss include $4.08 billion and $502 million, respectively, as of December 2015, and $3.57 billion and $662 million, respectively, as of December 2014, related to CDOs backed by mortgage obligations.

2.	Includes $1.52 billion and $1.64 billion as of December 2015 and December 2014, respectively, related to commitments and derivative transactions with VIEs to which the firm transferred assets.

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

•	Substantially all assets held by the firm related to other VIEs are included in “Financial instruments owned, at fair value.”

Goldman Sachs 2015 Form 10-K	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Consolidated VIEs

The table below presents the carrying amount and classification of assets and liabilities in consolidated VIEs, excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with the firm’s variable interests.

	Consolidated VIEs as of December
$ in millions	2015	2014
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 374	$ 218

Cash and securities segregated for regulatory and other purposes	49	19

Receivables from brokers, dealers and clearing organizations	1	—

Loans receivable	1,534	589

Financial instruments owned, at fair value	1,585	2,608

Other assets	456	349
Total	3,999	3,783
Liabilities
Other secured financings	332	419

Payables to customers and counterparties	2	—

Financial instruments sold, but not yet purchased, at fair value	16	10

Unsecured long-term borrowings	—	12

Other liabilities and accrued expenses	556	906
Total	906	1,347
CDOs, mortgage-backed and other asset-backed
Assets
Financial instruments owned, at fair value	572	121

Other assets	15	—
Total	587	121
Liabilities
Other secured financings	113	99

Payables to customers and counterparties	432	—

Financial instruments sold, but not yet purchased, at fair value	—	8
Total	545	107
Principal-protected notes
Assets
Cash and securities segregated for regulatory and other purposes	—	31

Financial instruments owned, at fair value	126	276
Total	126	307
Liabilities
Other secured financings	413	439

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	416	1,090

Unsecured long-term borrowings	312	103
Total	1,141	1,632
Total consolidated VIEs
Assets
Cash and cash equivalents	374	218

Cash and securities segregated for regulatory and other purposes	49	50

Receivables from brokers, dealers and clearing organizations	1	—

Loans receivable	1,534	589

Financial instruments owned, at fair value	2,283	3,005

Other assets	471	349
Total	4,712	4,211
Liabilities
Other secured financings	858	957

Payables to customers and counterparties	434	—

Financial instruments sold, but not yet purchased, at fair value	16	18

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	416	1,090

Unsecured long-term borrowings	312	115

Other liabilities and accrued expenses	556	906
Total	$2,592	$3,086

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

Note 13.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of December
$ in millions	2015		2014
Property, leasehold improvements and equipment	$ 9,956		$ 9,344

Goodwill and identifiable intangible assets	4,148		4,160

Income tax-related assets	5,548		5,181

Equity-method investments [1]	258		360

Miscellaneous receivables and other [2]	5,308	[3]	3,156
Total	$25,218		$22,201

1.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $6.59 billion and $6.62 billion as of December 2015 and December 2014, respectively, all of which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

2.	Includes $581 million and $461 million of investments in qualified affordable housing projects as of December 2015 and December 2014, respectively.

3.	Includes $1.96 billion of assets classified as held for sale related to certain of the firm’s consolidated investments in Europe.

168	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets Held for Sale

In the fourth quarter of 2015, the firm classified certain consolidated investments in Europe within its Investing & Lending segment as held for sale. As of December 2015, assets and liabilities related to these investments were included in “Other assets” and “Other liabilities and accrued expenses,” respectively. Assets related to these investments were $1.96 billion as of December 2015 and substantially all consisted of “Property, leasehold improvements and equipment.” Liabilities related to these investments were $783 million as of December 2015 and substantially all consisted of “Other secured financings” carried at fair value under the fair value option.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is net of accumulated depreciation and amortization of $7.77 billion and $8.98 billion as of December 2015 and December 2014, respectively. Property, leasehold improvements and equipment included $5.93 billion and $5.81 billion as of December 2015 and December 2014, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the useful life of the software.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets.

	Goodwill as of December
$ in millions	2015	2014
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,402	2,403

Securities Services	105	105

Investing & Lending	2	—

Investment Management	598	587
Total	$3,657	$3,645

	Identifiable Intangible Assets as of December
$ in millions	2015	2014
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	$ 92	$138

Equities Client Execution	193	246

Investing & Lending	75	18

Investment Management	131	113
Total	$491	$515

Goodwill. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. The quantitative goodwill test consists of two steps:

•

The first step compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its estimated net book value, goodwill is not impaired.

•

If the estimated fair value of a reporting unit is less than its estimated net book value, the second step of the goodwill test is performed to measure the amount of impairment, if any. An impairment is equal to the excess of the carrying amount of goodwill over its fair value.

Goodwill was tested for impairment, using a quantitative test, during the fourth quarter of 2015. The estimated fair value of each of the reporting units exceeded its respective net book value. Accordingly, goodwill was not impaired and step two of the quantitative goodwill test was not performed.

To estimate the fair value of each reporting unit, a relative value technique was used because the firm believes market participants would use this technique to value the firm’s reporting units. The relative value technique applies observable price-to-earnings multiples or price-to-book multiples and projected return on equity of comparable competitors to reporting units’ net earnings or net book value. The net book value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements.

Goldman Sachs 2015 Form 10-K	169

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Identifiable Intangible Assets. The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining useful lives.

	As of December
$ in millions	2015	Weighted Average Remaining Useful Lives (years)	2014
Customer lists
Gross carrying amount	$ 1,072		$1,036

Accumulated amortization	(777)		(715)
Net carrying amount	295	6	321

Commodities-related
Gross carrying amount	185		216

Accumulated amortization	(94)		(78)
Net carrying amount	91 [1]	7	138

Other
Gross carrying amount	264		200

Accumulated amortization	(159)		(144)
Net carrying amount	105 [2]	6	56

Total
Gross carrying amount	1,521		1,452

Accumulated amortization	(1,030)		(937)
Net carrying amount	$ 491	6	$ 515

1.	Primarily includes commodities-related transportation rights.

2.	Primarily includes intangible assets related to acquired leases.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives using the straight-line method or based on economic usage for certain commodities-related intangibles.

The tables below present details about amortization of identifiable intangible assets.

	Year Ended December
$ in millions	2015	2014	2013
Amortization	$132	$217	$205

$ in millions Estimated future amortization	As of December 2015
2016	$130

2017	117

2018	100

2019	68

2020	21

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

During 2015, the firm recorded impairments of $103 million, substantially all of which were attributable to consolidated investments and included in the firm’s Investing & Lending segment. The impairments generally reflected challenging market conditions for certain companies in the energy industry resulting from continued low energy commodity prices. These impairments consisted of $81 million related to property, leasehold improvements and equipment, which was included in “Depreciation and amortization,” and $22 million related to other assets, which was included in “Other Expenses.”

During 2014, primarily as a result of deterioration in market and operating conditions related to certain of the firm’s consolidated investments and the firm’s exchange-traded fund lead market maker (LMM) rights, the firm determined that certain assets were impaired and recorded impairments of $360 million, all of which were included in “Depreciation and amortization.” These impairments consisted of $268 million related to property, leasehold improvements and equipment, substantially all of which was attributable to a consolidated investment in Latin America, $70 million related to identifiable intangible assets, primarily attributable to the firm’s LMM rights, and $22 million related to goodwill as a result of the sale of Metro International Trade Services (Metro). The impairments related to property, leasehold improvements and equipment and goodwill were included within the firm’s Investing & Lending segment and the impairments related to identifiable intangible assets were principally included within the firm’s Institutional Client Services segment.

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

170	Goldman Sachs 2015 Form 10-K

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

	As of December
$ in millions	2015	2014
U.S. offices	$81,920	$69,142

Non-U.S. offices	15,599	13,738
Total	$97,519	$82,880

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of December 2015
$ in millions	U.S.		Non-U.S.		Total
2016	$ 8,572		$8,692		$17,264

2017	6,213		119		6,332

2018	3,975		7		3,982

2019	3,931		—		3,931

2020	3,191		—		3,191

2021 - thereafter	8,196		116		8,312
Total	$34,078	[1]	$8,934	[2]	$43,012	[3]

1.

Includes $1.92 billion greater than $100,000, of which $741 million matures within three months, $730 million matures within three to six months, $326 million matures within six to twelve months, and $127 million matures after twelve months.

2.	Includes $6.98 billion greater than $100,000.

3.	Includes $14.68 billion of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

As of December 2015 and December 2014, deposits include $54.51 billion and $49.29 billion, respectively, of savings and demand deposits, which have no stated maturity, and were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert substantially all of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. Accordingly, the carrying value of time deposits approximated fair value as of December 2015 and December 2014. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of December 2015 and December 2014.

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of December
$ in millions	2015	2014
Other secured financings (short-term)	$14,233	$15,560

Unsecured short-term borrowings	42,787	44,539
Total	$57,020	$60,099

See Note 10 for information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2015 and December 2014.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of December
$ in millions	2015	2014
Current portion of unsecured long-term borrowings [1]	$25,373	$25,125

Hybrid financial instruments	12,956	14,083

Promissory notes	—	338

Commercial paper	208	617

Other short-term borrowings	4,250	4,376
Total	$42,787	$44,539
Weighted average interest rate [2]	1.52%	1.52%

1.	Includes $24.11 billion and $23.82 billion as of December 2015 and December 2014, respectively, issued by Group Inc.

2.

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs 2015 Form 10-K	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of December
$ in millions	2015	2014
Other secured financings (long-term)	$ 10,520	$ 7,249

Unsecured long-term borrowings	175,422	167,302
Total	$185,942	$174,551

See Note 10 for information about other secured financings.

The tables below present unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

	As of December 2015
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]
Group Inc.	$ 90,076	$29,808	$119,884

Subsidiaries	2,114	895	3,009

Floating-rate obligations [2]
Group Inc.	27,881	16,916	44,797

Subsidiaries	5,662	2,070	7,732
Total	$125,733	$49,689	$175,422

	As of December 2014
$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
Fixed-rate obligations [1]
Group Inc.	$ 86,255	$34,070	$120,325

Subsidiaries	3,062	710	3,772

Floating-rate obligations [2]
Group Inc.	23,396	14,590	37,986

Subsidiaries	4,137	1,082	5,219
Total	$116,850	$50,452	$167,302

1.

Interest rates on U.S. dollar-denominated debt ranged from 1.60% to 10.04% (with a weighted average rate of 4.89%) and 1.55% to 10.04% (with a weighted average rate of 5.08%) as of December 2015 and December 2014, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.40% to 13.00% (with a weighted average rate of 3.81%) and 0.02% to 13.00% (with a weighted average rate of 4.06%) as of December 2015 and December 2014, respectively.

2.	Floating interest rates generally are based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

The table below presents unsecured long-term borrowings by maturity date.

	As of December 2015
$ in millions	Group Inc.	Subsidiaries	Total
2017	$ 22,744	$ 2,618	$ 25,362

2018	23,262	1,869	25,131

2019	15,010	1,025	16,035

2020	17,606	349	17,955

2021 - thereafter	86,059	4,880	90,939
Total [1]	$164,681	$10,741	$175,422

1.

Includes $8.34 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $436 million in 2017, $614 million in 2018, $407 million in 2019, $443 million in 2020, and $6.44 billion in 2021 and thereafter.

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

The firm designates certain derivatives as fair value hedges to convert a majority of the amount of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of December 2015 and December 2014. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be an increase of less than 1% and an increase of 2% in the carrying value of such borrowings as of December 2015 and December 2014, respectively. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2015 and December 2014.

172	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present unsecured long-term borrowings, after giving effect to hedging activities that converted a majority of the amount of fixed-rate obligations to floating-rate obligations.

	As of December 2015
$ in millions	Group Inc.	Subsidiaries	Total
Fixed-rate obligations
At fair value	$ —	$ 21	$ 21

At amortized cost [1]	52,448	2,569	55,017

Floating-rate obligations
At fair value	16,194	6,058	22,252

At amortized cost [1]	96,039	2,093	98,132
Total	$164,681	$10,741	$175,422

	As of December 2014
$ in millions	Group Inc.	Subsidiaries	Total
Fixed-rate obligations
At fair value	$ —	$ 861	$ 861

At amortized cost [1]	31,232	2,440	33,672

Floating-rate obligations
At fair value	11,662	3,482	15,144

At amortized cost [1]	115,417	2,208	117,625
Total	$158,311	$ 8,991	$167,302

1.

The weighted average interest rates on the aggregate amounts were 2.73% (4.33% related to fixed-rate obligations and 1.84% related to floating-rate obligations) and 2.68% (5.09% related to fixed-rate obligations and 2.01% related to floating-rate obligations) as of December 2015 and December 2014, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of December 2015 and December 2014, subordinated debt had maturities ranging from 2017 to 2045, and 2017 to 2038, respectively.

The tables below present subordinated borrowings.

	As of December 2015
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt [2]	$18,004	$20,784	3.79%

Junior subordinated debt	1,359	1,817	5.77%
Total subordinated borrowings	$19,363	$22,601	3.93%

	As of December 2014
$ in millions	Par Amount	Carrying Amount	Rate	[1]
Subordinated debt [2]	$14,254	$17,236	3.77%

Junior subordinated debt	1,582	2,121	6.21%
Total subordinated borrowings	$15,836	$19,357	4.02%

1.

Weighted average interest rates after giving effect to fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. See below for information about interest rates on junior subordinated debt.

2.

Par amount and carrying amount of subordinated debt issued by Group Inc. were $17.47 billion and $20.25 billion, respectively, as of December 2015, and $13.68 billion and $16.67 billion, respectively, as of December 2014.

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

The firm has the right to defer payments on the junior subordinated debt, subject to limitations. During any such deferral period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. However, as Group Inc. fully and unconditionally guarantees the payment of the distribution and redemption amounts when due on a senior basis on the senior guaranteed trust securities issued by the 2012 Trusts, if the 2012 Trusts are unable to make scheduled distributions to the holders of the senior guaranteed trust securities, under the guarantee, Group Inc. would be obligated to make those payments. As such, the $1.58 billion and the $500 million of junior subordinated debt held by the 2012 Trusts for the benefit of investors, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” respectively, in the consolidated statements of financial condition, is not classified as subordinated borrowings.

Goldman Sachs 2015 Form 10-K	173

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of December
$ in millions	2015		2014
Compensation and benefits	$ 8,149		$ 8,368

Noncontrolling interests [1]	459		404

Income tax-related liabilities	1,280		1,533

Employee interests in consolidated funds	149		176

Subordinated liabilities issued by consolidated VIEs	501		843

Accrued expenses and other [2]	8,355	[3]	4,751
Total	$18,893		$16,075

1.	Primarily relates to consolidated investment funds.

2.

Substantially all of the increase from December 2014 to December 2015 relates to provisions for the agreement in principle with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force (RMBS Working Group). See Note 27 for further information about this agreement in principle.

3.	Includes $783 million of liabilities classified as held for sale related to certain of the firm’s consolidated investments in Europe. See Note 13 for further information.

174	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments by type.

	As of December
$ in millions	2015	2014
Commitments to extend credit
Commercial lending:
Investment-grade	$ 72,428	$ 63,634

Non-investment-grade	41,277	29,605

Warehouse financing	3,453	2,710
Total commitments to extend credit	117,158	95,949

Contingent and forward starting resale and securities borrowing agreements	28,874	35,225

Forward starting repurchase and secured lending agreements	5,878	8,180

Letters of credit	249	308

Investment commitments	6,054	5,164

Other	6,944	6,321
Total commitments	$165,157	$151,147

The table below presents the firm’s commitments by period of expiration.

	Commitment Amount by Period of Expiration as of December 2015
$ in millions	2016	2017 - 2018	2019 - 2020	2021- Thereafter
Commitments to extend credit
Commercial lending:
Investment-grade	$18,283	$14,530	$36,811	$ 2,804

Non-investment-grade	9,652	8,521	16,932	6,172

Warehouse financing	469	1,905	79	1,000
Total commitments to extend credit	28,404	24,956	53,822	9,976

Contingent and forward starting resale and securities borrowing agreements	28,839	35	—	—

Forward starting repurchase and secured lending agreements	5,878	—	—	—

Letters of credit	217	25	3	4

Investment commitments	4,600	336	24	1,094

Other	6,484	339	70	51
Total commitments	$74,422	$25,691	$53,919	$11,125

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

As of December 2015 and December 2014, $93.92 billion and $66.22 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments. In addition, as of December 2015 and December 2014, $9.92 billion and $3.12 billion, respectively, of the firm’s lending commitments were held for sale and were accounted for at the lower of cost or fair value.

The firm accounts for the remaining commitments to extend credit at fair value. Losses, if any, are generally recorded, net of any fees in “Other principal transactions.”

Goldman Sachs 2015 Form 10-K	175

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

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $27.03 billion and $27.51 billion as of December 2015 and December 2014, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $768 million of protection had been provided as of both December 2015 and December 2014. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments of $6.05 billion and $5.16 billion as of December 2015 and December 2014, respectively, include commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Of these amounts, $2.86 billion and $2.87 billion as of December 2015 and December 2014, respectively, relate to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of December 2015
2016	$ 317

2017	313

2018	301

2019	258

2020	226

2021 - thereafter	1,160
Total	$2,575

Rent charged to operating expense was $249 million for 2015, $309 million for 2014 and $324 million for 2013.

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

176	Goldman Sachs 2015 Form 10-K

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

The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred $125 billion of loans to trusts and other mortgage securitization vehicles. In connection with both sales of loans and securitizations, the firm provided loan level representations and/or assigned the loan level representations from the party from whom the firm purchased the loans.

The firm’s exposure to claims for repurchase of residential mortgage loans based on alleged breaches of representations will depend on a number of factors such as the extent to which these claims are made within the statute of limitations taking into consideration the agreements to toll the statute of limitations the firm has entered into with trustees representing trusts. Based upon the large number of defaults in residential mortgages, including those sold or securitized by the firm, there is a potential for repurchase claims. However, the firm is not in a position to make a meaningful estimate of that exposure at this time.

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

	As of December 2015
$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 8,351	$ —	$ 76
Maximum Payout/Notional Amount by Period of Expiration
2016	$640,288	$31,902	$ 611

2017 - 2018	168,784	—	1,402

2019 - 2020	67,643	—	1,772

2021 - thereafter	49,728	—	676
Total	$926,443	$31,902	$4,461

	As of December 2014
$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
Carrying Value of Net Liability	$ 11,201	$ —	$ 119
Maximum Payout/Notional Amount by Period of Expiration
2015	$351,308	$27,567	$ 471

2016 - 2017	150,989	—	935

2018 - 2019	51,927	—	1,390

2020 - thereafter	58,511	—	1,690
Total	$612,735	$27,567	$4,486

In the tables above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•

Amounts exclude certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See the tables in “Commitments” above for a summary of the firm’s commitments.

Goldman Sachs 2015 Form 10-K	177

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $32.85 billion and $28.49 billion as of December 2015 and December 2014, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

178	Goldman Sachs 2015 Form 10-K

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of December 2015 and December 2014.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of December 2015 and December 2014.

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

Goldman Sachs 2015 Form 10-K	179

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19.

Shareholders’ Equity

Common Equity

Dividends declared per common share were $2.55 in 2015, $2.25 in 2014 and $2.05 in 2013. On January 19, 2016, Group Inc. declared a dividend of $0.65 per common share to be paid on March 30, 2016 to common shareholders of record on March 2, 2016.

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

The table below presents the amount of common stock repurchased by the firm under the share repurchase program.

	Year Ended December
in millions, except per share amounts	2015	2014	2013
Common share repurchases	22.1	31.8	39.3

Average cost per share	$189.41	$171.79	$157.11

Total cost of common share repurchases	$ 4,195	$ 5,469	$ 6,175

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel restricted stock units (RSUs) or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during 2015, 2014 and 2013, employees remitted 35,217 shares, 174,489 shares and 161,211 shares with a total value of $6 million, $31 million and $25 million, and the firm cancelled 5.7 million, 5.8 million and 4.0 million of RSUs with a total value of $1.03 billion, $974 million and $599 million. Under these plans, the firm also cancelled 2.0 million and 15.6 million of stock options with a total value of $406 million and $2.65 billion during 2015 and 2014, respectively.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of December 2015.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000

B	50,000	32,000	32,000	1,000

C	25,000	8,000	8,000	1,000

D	60,000	54,000	53,999	1,000

E	17,500	17,500	17,500	N/A

F	5,000	5,000	5,000	N/A

I	34,500	34,000	34,000	1,000

J	46,000	40,000	40,000	1,000

K	32,200	28,000	28,000	1,000

L	52,000	52,000	52,000	25

M [1]	80,000	80,000	80,000	25
Total	452,200	380,500	380,498

1.	In April 2015, Group Inc. issued 80,000 shares of Series M perpetual 5.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series M Preferred Stock).

Series	Liquidation Preference	Redemption Price Per Share	Redemption Value ($ in millions)
A	$ 25,000	$25,000 plus declared and unpaid dividends	$ 750

B	25,000	$25,000 plus declared and unpaid dividends	800

C	25,000	$25,000 plus declared and unpaid dividends	200

D	25,000	$25,000 plus declared and unpaid dividends	1,350

E	100,000	$100,000 plus declared and unpaid dividends	1,750

F	100,000	$100,000 plus declared and unpaid dividends	500

I	25,000	$25,000 plus accrued and unpaid dividends	850

J	25,000	$25,000 plus accrued and unpaid dividends	1,000

K	25,000	$25,000 plus accrued and unpaid dividends	700

L	25,000	$25,000 plus accrued and unpaid dividends	1,300

M	25,000	$25,000 plus accrued and unpaid dividends	2,000
Total			$11,200

180	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the tables above:

•	Each share of non-cumulative Series A, Series B, Series C and Series D Preferred Stock issued and outstanding is redeemable at the firm’s option.

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

The table below presents the dividend rates of the firm’s perpetual preferred stock as of December 2015.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

M	5.375% per annum to, but excluding, May 10, 2020; 3 month LIBOR + 3.922% per annum thereafter

The table below presents preferred dividends declared on the firm’s preferred stock.

	Year Ended December
	2015		2014		2013
Series	per share	$ in millions	per share	$ in millions	per share	$ in millions
A	$ 950.52	$ 28	$ 945.32	$ 28	$ 947.92	$ 28

B	1,550.00	50	1,550.00	50	1,550.00	50

C	1,013.90	8	1,008.34	8	1,011.11	8

D	1,013.90	54	1,008.34	54	1,011.11	54

E	4,055.55	71	4,044.44	71	4,044.44	71

F	4,055.55	20	4,044.44	20	4,044.44	20

I	1,487.52	51	1,487.52	51	1,553.63	53

J	1,375.00	55	1,375.00	55	744.79	30

K	1,593.76	45	850.00	24	—	—

L	1,425.00	74	760.00	39	—	—

M	735.33	59	—	—	—	—
Total		$515		$400		$314

On January 8, 2016, Group Inc. declared dividends of $239.58, $387.50, $255.56, $255.56, $371.88, $343.75 and $398.44 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series I Preferred Stock, Series J Preferred Stock and Series K Preferred Stock, respectively, to be paid on February 10, 2016 to preferred shareholders of record on January 26, 2016. In addition, the firm declared dividends of $1,011.11 per each share of Series E Preferred Stock and Series F Preferred Stock, to be paid on March 1, 2016 to preferred shareholders of record on February 15, 2016.

Goldman Sachs 2015 Form 10-K	181

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss

The tables below present accumulated other comprehensive loss, net of tax by type.

	December 2015
$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of year
Currency translation	$(473)	$(114)	$(587)

Pension and postretirement liabilities	(270)	139	(131)
Accumulated other comprehensive income/(loss), net of tax	$(743)	$ 25	$(718)

	December 2014
$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of year
Currency translation	$(364)	$(109)	$(473)

Pension and postretirement liabilities	(168)	(102)	(270)

Cash flow hedges	8	(8)	—
Accumulated other comprehensive loss, net of tax	$(524)	$(219)	$(743)

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

Capital Framework

The regulations under the Revised Capital Framework are largely based on the Basel Committee’s final capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, the firm is an “Advanced approach” banking organization.

As of December 2015, the firm calculated its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of each ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of December 2015. The capital ratios that apply to the firm can change in future reporting periods as a result of these regulatory requirements.

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

182	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Regulatory Capital and Capital Ratios. The table below presents the minimum ratios required for the firm as of December 2015.

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

Definition of Risk-Weighted Assets. As of December 2015, RWAs were calculated in accordance with both the Standardized Capital Rules and the Basel III Advanced Rules. The following is a comparison of RWA calculations under these rules:

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

As of December 2014, the firm calculated RWAs in accordance with both the Basel III Advanced Rules and the Hybrid Capital Rules described below.

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

•

For credit RWAs calculated in accordance with the Basel III Advanced Rules, the firm has been given permission by its regulators to compute risk-weights for wholesale and retail credit exposures in accordance with the Advanced Internal Ratings-Based approach. This approach is based on internal assessments of the creditworthiness of counterparties, with key inputs being the probability of default, loss given default and the effective maturity. The firm utilizes internal models to measure exposure for derivatives, securities financing transactions and eligible margin loans. The Revised Capital Framework requires that a bank holding company obtain prior written agreement from its regulators before using internal models for such purposes. The firm utilizes specific required formulaic approaches to measure exposure for securitizations and equities; and

•

For credit RWAs calculated in accordance with the Hybrid Capital Rules, the firm utilized prescribed risk-weights depending on, among other things, the type of counterparty. The exposure measure for derivatives was based on a combination of positive net current exposure and a percentage of the notional amount of each derivative. The exposure measure for securities financing transactions was based on the carrying value without the application of potential price volatility adjustments required under the Standardized Capital Rules.

Goldman Sachs 2015 Form 10-K	183

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Market Risk

Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a bank holding company obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement. The following is further information regarding the measures of exposure for market RWAs calculated in accordance with the Standardized Capital Rules, Basel III Advanced Rules and Hybrid Capital Rules:

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily trading net revenues used to determine risk management VaR exceptions (i.e., comparing the daily trading net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital rules require that intraday activity be excluded from daily trading net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily trading net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during 2015, but did exceed its 99% one-day regulatory VaR on three occasions during 2014. There was no change in the VaR multiplier used to calculate Market RWAs;

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

Operational Risk

Operational RWAs are only required to be included under the Basel III Advanced Rules. The firm has been given permission by its regulators to calculate operational RWAs in accordance with the “Advanced Measurement Approach,” and therefore utilizes an internal risk-based model to quantify operational RWAs.

Consolidated Regulatory Capital Ratios

Capital Ratios and RWAs. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Rules as of December 2015 and therefore such lower ratios applied to the firm as of that date. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Hybrid Capital Rules as of December 2014 and therefore such lower ratios applied to the firm as of that date.

184	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the ratios calculated in accordance with both the Standardized and Basel III Advanced rules as of both December 2015 and December 2014. While the ratios calculated in accordance with the Standardized Capital Rules were not applicable until January 2015, the December 2014 ratios are presented in the table below for comparative purposes.

	As of December
$ in millions	2015	2014
Common shareholders’ equity	$ 75,528	$ 73,597

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,814)	(2,787)

Deductions for investments in nonconsolidated financial institutions	(864)	(953)

Other adjustments	(487)	(27)
Common Equity Tier 1	71,363	69,830
Perpetual non-cumulative preferred stock	11,200	9,200

Junior subordinated debt issued to trusts	330	660

Deduction for investments in covered funds	(413)	—

Other adjustments	(969)	(1,257)
Tier 1 capital	$ 81,511	$ 78,433
Standardized Tier 2 and total capital
Tier 1 capital	$ 81,511	$ 78,433

Qualifying subordinated debt	15,132	11,894

Junior subordinated debt issued to trusts	990	660

Allowance for losses on loans and lending commitments	602	316

Other adjustments	(19)	(9)
Standardized Tier 2 capital	16,705	12,861
Standardized total capital	$ 98,216	$ 91,294
Basel III Advanced Tier 2 and total capital
Tier 1 capital	$ 81,511	$ 78,433

Standardized Tier 2 capital	16,705	12,861

Allowance for losses on loans and lending commitments	(602)	(316)
Basel III Advanced Tier 2 capital	16,103	12,545
Basel III Advanced total capital	$ 97,614	$ 90,978
RWAs
Standardized	$524,107	$619,216
Basel III Advanced	577,651	570,313
CET1 ratio
Standardized	13.6%	11.3%
Basel III Advanced	12.4%	12.2%
Tier 1 capital ratio
Standardized	15.6%	12.7%
Basel III Advanced	14.1%	13.8%
Total capital ratio
Standardized	18.7%	14.7%
Basel III Advanced	16.9%	16.0%
Tier 1 leverage ratio	9.3%	9.0%

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.66 billion and $3.65 billion as of December 2015 and December 2014, respectively, and identifiable intangible assets of $196 million (40% of $491 million) and $103 million (20% of $515 million) as of December 2015 and December 2014, respectively, net of associated deferred tax liabilities of $1.04 billion and $961 million as of December 2015 and December 2014, respectively. Goodwill is fully deducted from CET1, while the deduction for identifiable intangible assets is required to be phased into CET1 ratably over five years from 2014 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The deduction for such investments is required to be phased into CET1 ratably over five years from 2014 to 2018. As of December 2015 and December 2014, CET1 reflects 40% and 20% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

•

The deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, as permitted by the Volcker Rule, that were purchased after December 2013. Substantially all of these investments in covered funds were purchased in connection with the firm’s market-making activities. This deduction became effective in July 2015 and is not subject to a transition period. See Note 6 for further information about the Volcker Rule.

•

Other adjustments within CET1 and Tier 1 capital primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, debt valuation adjustments, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. The deductions for such items are generally required to be phased into CET1 ratably over five years from 2014 to 2018. As of December 2015 and December 2014, CET1 reflects 40% and 20% of such deductions, respectively. The balance that is not deducted from CET1 during the transitional period is generally deducted from Tier 1 capital within other adjustments.

Goldman Sachs 2015 Form 10-K	185

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Junior subordinated debt issued to trusts is reflected in both Tier 1 capital (25%) and Tier 2 capital (75%) as of December 2015. Such percentages were 50% for both Tier 1 and Tier 2 capital as of December 2014. Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 1 capital into Tier 2 capital by 2016, and then out of Tier 2 capital by 2022. See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital for the period ended December 2015 and the period from December 31, 2013 to December 31, 2014.

	Period Ended December 2015
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$69,830	$69,830

Increased deductions due to transitional provisions [1]	(1,368)	(1,368)

Increase in common shareholders’ equity	1,931	1,931

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	75	75

Change in deduction for investments in nonconsolidated financial institutions	1,059	1,059

Change in other adjustments	(164)	(164)
Ending balance	$71,363	$71,363
Tier 1 capital
Beginning balance	$78,433	$78,433

Increased deductions due to transitional provisions [1]	(1,073)	(1,073)

Other net increase in CET1	2,901	2,901

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Increase in perpetual non-cumulative preferred stock	2,000	2,000

Deduction for investments in covered funds	(413)	(413)

Change in other adjustments	(7)	(7)
Ending balance	81,511	81,511
Tier 2 capital
Beginning balance	12,861	12,545

Increased deductions due to transitional provisions [1]	(53)	(53)

Increase in qualifying subordinated debt	3,238	3,238

Redesignation of junior subordinated debt issued to trusts	330	330

Change in the allowance for losses on loans and lending commitments	286	—

Change in other adjustments	43	43
Ending balance	16,705	16,103
Total capital	$98,216	$97,614
1.	Represents the increased phase-in of deductions from 20% to 40%, effective January 2015.

$ in millions	Period Ended December 2014
Common Equity Tier 1
Balance, December 31, 2013	$63,248

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Increase in common shareholders’ equity	2,330

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	144

Change in deduction for investments in nonconsolidated financial institutions	839

Change in other adjustments	92
Balance, December 31, 2014	$69,830
Tier 1 capital
Balance, December 31, 2013	$72,471

Change in CET1 related to the transition to the Revised Capital Framework [1]	3,177

Change in Tier 1 capital related to the transition to the Revised Capital Framework [2]	(443)

Other net increase in CET1	3,405

Increase in perpetual non-cumulative preferred stock	2,000

Redesignation of junior subordinated debt issued to trusts and decrease related to trust preferred securities purchased by the firm	(1,403)

Change in other adjustments	(774)
Balance, December 31, 2014	78,433
Tier 2 capital
Balance, December 31, 2013	13,632

Change in Tier 2 capital related to the transition to the Revised Capital Framework [3]	(197)

Decrease in qualifying subordinated debt	(879)

Trust preferred securities purchased by the firm, net of redesignation of junior subordinated debt issued to trusts	(27)

Change in other adjustments	16
Balance, December 31, 2014	12,545
Total capital	$90,978

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

186	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present the components of RWAs calculated in accordance with the Standardized and Basel III Advanced rules as of December 2015 and December 2014.

	Standardized Capital Rules as of December
$ in millions	2015	2014
Credit RWAs
Derivatives	$136,841	$180,771

Commitments, guarantees and loans	111,391	89,783

Securities financing transactions [1]	71,392	92,116

Equity investments	37,687	38,526

Other [2]	62,807	71,499
Total Credit RWAs	420,118	472,695
Market RWAs
Regulatory VaR	12,000	10,238

Stressed VaR	21,738	29,625

Incremental risk	9,513	16,950

Comprehensive risk	5,725	9,855

Specific risk	55,013	79,853
Total Market RWAs	103,989	146,521
Total RWAs	$524,107	$619,216

	Basel III Advanced Rules as of December
$ in millions	2015	2014
Credit RWAs
Derivatives	$113,671	$122,501

Commitments, guarantees and loans	114,523	95,209

Securities financing transactions [1]	14,901	15,618

Equity investments	40,110	40,146

Other [2]	60,877	54,470
Total Credit RWAs	344,082	327,944
Market RWAs
Regulatory VaR	12,000	10,238

Stressed VaR	21,738	29,625

Incremental risk	9,513	16,950

Comprehensive risk	4,717	8,150

Specific risk	55,013	79,918
Total Market RWAs	102,981	144,881
Total Operational RWAs	130,588	97,488
Total RWAs	$577,651	$570,313

1.	Represents resale and repurchase agreements and securities borrowed and loaned transactions.

2.	Includes receivables, other assets, and cash and cash equivalents.

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced rules for the period ended December 2015.

	Period Ended December 2015
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$619,216	$570,313

Credit RWAs
Increased deductions due to transitional provisions [1]	(1,073)	(1,073)

Increase/(decrease) in derivatives	(43,930)	(8,830)

Increase/(decrease) in commitments, guarantees and loans	21,608	19,314

Increase/(decrease) in securities financing transactions	(20,724)	(717)

Increase/(decrease) in equity investments	131	934

Change in other	(8,589)	6,510
Change in Credit RWAs	(52,577)	16,138
Market RWAs
Increase/(decrease) in regulatory VaR	1,762	1,762

Increase/(decrease) in stressed VaR	(7,887)	(7,887)

Increase/(decrease) in incremental risk	(7,437)	(7,437)

Increase/(decrease) in comprehensive risk	(4,130)	(3,433)

Increase/(decrease) in specific risk	(24,840)	(24,905)
Change in Market RWAs	(42,532)	(41,900)
Operational RWAs
Increase/(decrease) in operational risk	—	33,100
Change in Operational RWAs	—	33,100
Ending balance	$524,107	$577,651

1.	Represents the increased phase-in of deductions from 20% to 40%, effective January 2015.

Standardized Credit RWAs as of December 2015 decreased by $52.58 billion compared with December 2014, reflecting decreases in derivatives and securities financing transactions, primarily due to lower exposures. These decreases were partially offset by an increase in lending activity. Standardized Market RWAs as of December 2015 decreased by $42.53 billion compared with December 2014, primarily due to decreased specific risk, as a result of reduced risk exposures.

Basel III Advanced Credit RWAs as of December 2015 increased by $16.14 billion compared with December 2014, primarily reflecting an increase in lending activity. This increase was partially offset by a decrease in RWAs related to derivatives, due to lower counterparty credit risk. Basel III Advanced Market RWAs as of December 2015 decreased by $41.90 billion compared with December 2014, primarily due to decreased specific risk, as a result of reduced risk exposures. Basel III Advanced Operational RWAs as of December 2015 increased by $33.10 billion compared with December 2014, substantially all of which is associated with mortgage-related legal matters and regulatory proceedings.

Goldman Sachs 2015 Form 10-K	187

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

See “Definition of Risk-Weighted Assets” above for a description of the calculations of Credit RWAs, Market RWAs and Operational RWAs, including the differences in the calculation of Credit RWAs under each of the Standardized Capital Rules and the Basel III Advanced Rules.

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

Under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA must meet higher minimum requirements than the minimum ratios in the table below. The table below presents the minimum ratios and “well-capitalized” minimum ratios required for GS Bank USA as of December 2015.

	Minimum Ratio	“Well-capitalized” Minimum Ratio
CET1 ratio	4.5%	6.5%

Tier 1 capital ratio	6.0%	8.0%

Total capital ratio	8.0%	10.0%

Tier 1 leverage ratio	4.0%	5.0%

GS Bank USA was in compliance with its minimum capital requirements and the “well-capitalized” minimum ratios as of December 2015 and December 2014. GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements could result in restrictions being imposed by GS Bank USA’s regulators.

188	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 2015, similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of December 2015. The capital ratios that apply to GS Bank USA can change in future reporting periods as a result of these regulatory requirements.

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

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized and Basel III Advanced rules as of both December 2015 and December 2014, and with the Hybrid Capital Rules as of December 2014. While the ratios calculated in accordance with the Standardized Capital Rules were not applicable until January 2015, the December 2014 ratios are presented in the table below for comparative purposes.

	As of December
$ in millions	2015	2014
Standardized
Common Equity Tier 1	$ 23,017	$ 21,293
Tier 1 capital	23,017	21,293

Tier 2 capital	2,311	2,182
Total capital	$ 25,328	$ 23,475
RWAs	$202,197	$200,605

CET1 ratio	11.4%	10.6%

Tier 1 capital ratio	11.4%	10.6%

Total capital ratio	12.5%	11.7%
Basel III Advanced
Common Equity Tier 1	$ 23,017	$ 21,293
Tier 1 capital	23,017	21,293

Standardized Tier 2 capital	2,311	2,182

Allowance for losses on loans and lending commitments	(311)	(182)
Tier 2 capital	2,000	2,000
Total capital	$ 25,017	$ 23,293
RWAs	$131,059	$141,978

CET1 ratio	17.6%	15.0%

Tier 1 capital ratio	17.6%	15.0%

Total capital ratio	19.1%	16.4%
Hybrid
RWAs	N/A	$149,963

CET1 ratio	N/A	14.2%

Tier 1 capital ratio	N/A	14.2%

Total capital ratio	N/A	15.7%
Tier 1 leverage ratio	16.4%	17.3%

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of December 2015 and December 2014, GSIB was in compliance with all regulatory capital requirements.

Goldman Sachs 2015 Form 10-K	189

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

As of December 2015 and December 2014, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $14.75 billion and $14.83 billion, respectively, which exceeded the amount required by $12.37 billion and $12.46 billion, respectively. As of December 2015 and December 2014, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.71 billion and $1.67 billion, respectively, which exceeded the amount required by $1.59 billion and $1.53 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of December 2015 and December 2014, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 2015 and December 2014, these subsidiaries were in compliance with their local capital adequacy requirements.

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

As of December 2015 and December 2014, Group Inc. was required to maintain $48.09 billion and $33.62 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries. The increased requirement is primarily a result of higher regulatory capital requirements in GS Bank USA, reflecting the implementation of the Standardized Capital Rules.

Other

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA held at the Federal Reserve Bank of New York was $49.36 billion and $38.68 billion as of December 2015 and December 2014, respectively, which exceeded required reserve amounts by $49.25 billion and $38.57 billion as of December 2015 and December 2014, respectively.

190	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21.

Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and RSUs for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, warrants and for RSUs for which future service is required as a condition to the delivery of the underlying common stock.

The table below presents the computations of basic and diluted EPS.

	Year Ended December
in millions, except per share amounts	2015	2014	2013
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$5,568	$8,077	$7,726
Denominator for basic EPS — weighted average number of common shares	448.9	458.9	471.3

Effect of dilutive securities:
RSUs	5.3	6.1	7.2

Stock options and warrants	4.4	8.2	21.1
Dilutive potential common shares	9.7	14.3	28.3
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	458.6	473.2	499.6
Basic EPS	$12.35	$17.55	$16.34

Diluted EPS	12.14	17.07	15.46

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.05 for 2015, 2014 and 2013.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of 6.0 million for 2015, 2014 and 2013.

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

	Year Ended December
$ in millions	2015	2014	2013
Fees earned from funds	$3,293	$3,232	$2,897

	As of December
$ in millions	2015	2014
Fees receivable from funds	$ 599	$ 724

Aggregate carrying value of interests in funds	7,768	9,099

As of December 2015 and December 2014, the firm had outstanding guarantees on behalf of its funds of $300 million and $304 million, respectively. This amount primarily related to a guarantee that the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of December 2015 and December 2014, the firm had no outstanding loans or commitments to extend credit to affiliated funds.

The Volcker Rule restricts the firm from providing financial support to covered funds (as defined in the rule) after the expiration of any applicable conformance period. As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to any covered funds but may choose to do so with respect to funds that are not subject to the Volcker Rule; however, in the event that such support is provided, the amount is not expected to be material.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

Goldman Sachs 2015 Form 10-K	191

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23.

Interest Income and Interest Expense

Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates. The table below presents the firm’s sources of interest income and interest expense.

	Year Ended December
$ in millions	2015	2014	2013
Interest income
Deposits with banks	$ 161	$ 164	$ 186

Securities borrowed, securities purchased under agreements to resell and federal funds sold [1]	10	(81)	43

Financial instruments owned, at fair value	5,842	7,452	8,159

Loans receivable	1,191	708	296

Other interest [2]	1,248	1,361	1,376
Total interest income	8,452	9,604	10,060
Interest expense
Deposits	408	333	387

Securities loaned and securities sold under agreements to repurchase	330	431	576

Financial instruments sold, but not yet purchased, at fair value	1,319	1,741	2,054

Short-term secured and unsecured borrowings	429	447	394

Long-term secured and unsecured borrowings	3,878	3,460	3,752

Other interest [3]	(976)	(855)	(495)
Total interest expense	5,388	5,557	6,668
Net interest income	$3,064	$4,047	$ 3,392

1.	Includes rebates paid and interest income on securities borrowed.

2.	Includes interest income on customer debit balances and other interest-earning assets.

3.	Includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

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

The tables below present the components of the provision for taxes and a reconciliation of the U.S. federal statutory income tax rate to the firm’s effective income tax rate.

	Year Ended December
$ in millions	2015		2014	2013
Current taxes
U.S. federal	$1,116		$1,908	$2,589

State and local	(12	) [1]	576	466

Non-U.S.	1,166		901	613
Total current tax expense	2,270		3,385	3,668
Deferred taxes
U.S. federal	397		190	(188)

State and local	62		38	67

Non-U.S.	(34)		267	150
Total deferred tax expense	425		495	29
Provision for taxes	$2,695		$3,880	$3,697

1.	Includes the impact of a settlement of state and local examinations.

	Year Ended December
	2015		2014	2013
U.S. federal statutory income tax rate	35.0%		35.0%	35.0%

State and local taxes, net of U.S. federal income tax effects	0.3%	[2]	3.2%	4.1%

Tax credits	(1.7)%		(1.1)%	(1.0)%

Non-U.S. operations [1]	(12.1)%		(5.8)%	(5.6)%

Tax-exempt income, including dividends	(0.7)%		(0.3)%	(0.5)%

Non-deductible legal expenses	10.2%	[3]	—	—

Other	(0.3)%		0.4%	(0.5)%
Effective income tax rate	30.7%		31.4%	31.5%

1.	Includes the impact of permanently reinvested earnings.

2.	Includes the impact of a settlement of state and local examinations.

3.

Substantially all of the non-deductible legal expenses relate to provisions for the agreement in principle with the RMBS Working Group. See Note 27 for further information about this agreement in principle.

192	Goldman Sachs 2015 Form 10-K

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

The table below presents the significant components of deferred tax assets and liabilities, excluding the impact of netting within tax jurisdictions.

	As of December
$ in millions	2015	2014
Deferred tax assets
Compensation and benefits	$2,744	$3,032

ASC 740 asset related to unrecognized tax benefits	197	172

Non-U.S. operations	1,200	1,418

Net operating losses	426	336

Occupancy-related	80	78

Other comprehensive income-related	521	277

Other, net	836	545
Subtotal	6,004	5,858

Valuation allowance	(73)	(64)
Total deferred tax assets	$5,931	$5,794
Depreciation and amortization	$1,254	$1,176

Unrealized gains	853	406
Total deferred tax liabilities	$2,107	$1,582

The firm has recorded deferred tax assets of $426 million and $336 million as of December 2015 and December 2014, respectively, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $24 million and $26 million as of December 2015 and December 2014, respectively, related to these net operating loss carryforwards.

As of December 2015, the U.S. federal and foreign net operating loss carryforwards were $106 million and $1.48 billion, respectively. If not utilized, the U.S. federal net operating loss carryforward will begin to expire in 2016. The foreign net operating loss carryforwards can be carried forward indefinitely. State and local net operating loss carryforwards of $798 million will begin to expire in 2016. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. The firm had no foreign tax credit carryforwards and no related net deferred income tax assets as of December 2015 and December 2014.

The firm had no capital loss carryforwards and no related net deferred income tax assets as of December 2015 and December 2014.

The valuation allowance increased by $9 million during 2015 and decreased by $119 million during 2014. The increase in 2015 was primarily due to an increase in deferred tax assets from which the firm does not expect to realize any benefit. The decrease in 2014 was primarily due to a decrease in deferred tax assets from which the firm does not expect to realize any benefit.

The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of December 2015 and December 2014, this policy resulted in an unrecognized net deferred tax liability of $5.66 billion and $4.66 billion, respectively, attributable to reinvested earnings of $28.55 billion and $24.88 billion, respectively.

Goldman Sachs 2015 Form 10-K	193

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

The accrued liability for interest expense related to income tax matters and income tax penalties was $101 million as of both December 2015 and December 2014. The firm recognized interest expense and income tax penalties of $17 million, $45 million and $53 million for 2015, 2014 and 2013, respectively. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2015 due to potential audit settlements. However, at this time it is not possible to estimate any potential change.

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in “Other liabilities and accrued expenses.” See Note 17 for further information.

	As of December
$ in millions	2015	2014	2013
Balance, beginning of year	$ 871	$ 1,765	$2,237

Increases based on tax positions related to the current year	65	204	144

Increases based on tax positions related to prior years	158	263	149

Decreases based on tax positions related to prior years	(205)	(241)	(471)

Decreases related to settlements	(87)	(1,112)	(299)

Exchange rate fluctuations	23	(8)	5
Balance, end of year	$ 825	$ 871	$1,765
Related deferred income tax asset	197	172	475
Net unrecognized tax benefit	$ 628	$ 699	$1,290

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of December 2015
U.S. Federal	2008

New York State and City	2007

United Kingdom	2014

Japan	2010

Hong Kong	2006

Korea	2010

The U.S. Federal examinations of fiscal 2008 through calendar 2010 have been finalized, but the settlement is subject to review by the Joint Committee of Taxation. The examinations of 2011 and 2012 began in 2013.

The firm has been accepted into the Compliance Assurance Process program by the IRS for the 2013, 2014, 2015 and 2016 tax years. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. The 2013 tax year is the first year that was examined under the program, and 2013 and 2014 remain subject to post-filing review.

New York State and City examinations of fiscal 2007 through calendar 2010 began in 2013. New York State and City examinations of 2011 through 2014 began in 2015.

All years including and subsequent to the years in the table above remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

194	Goldman Sachs 2015 Form 10-K

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

	Year Ended or as of December
$ in millions	2015	2014	2013
Investment Banking
Financial Advisory	$ 3,470	$ 2,474	$ 1,978
Equity underwriting	1,546	1,750	1,659

Debt underwriting	2,011	2,240	2,367
Total Underwriting	3,557	3,990	4,026
Total net revenues	7,027	6,464	6,004

Operating expenses	3,713	3,688	3,479
Pre-tax earnings	$ 3,314	$ 2,776	$ 2,525
Segment assets	$ 2,564	$ 1,844	$ 1,900
Institutional Client Services
Fixed Income, Currency and Commodities Client Execution	$ 7,322	$ 8,461	$ 8,651
Equities client execution	3,028	2,079	2,594

Commissions and fees	3,156	3,153	3,103

Securities services	1,645	1,504	1,373
Total Equities	7,829	6,736	7,070
Total net revenues	15,151	15,197	15,721	[4]

Operating expenses	13,938	10,880	11,792
Pre-tax earnings	$ 1,213	$ 4,317	$ 3,929
Segment assets	$663,394	$695,674	$787,896
Investing & Lending
Equity securities	$ 3,781	$ 4,579	$ 4,974

Debt securities and loans	1,655	2,246	2,044
Total net revenues [1]	5,436	6,825	7,018

Operating expenses	2,402	2,819	2,686
Pre-tax earnings	$ 3,034	$ 4,006	$ 4,332
Segment assets	$179,428	$143,790	$109,250
Investment Management
Management and other fees	$ 4,887	$ 4,800	$ 4,386

Incentive fees	780	776	662

Transaction revenues	539	466	415
Total net revenues	6,206	6,042	5,463

Operating expenses	4,841	4,647	4,357
Pre-tax earnings	$ 1,365	$ 1,395	$ 1,106
Segment assets	$ 16,009	$ 14,534	$ 12,078
Total net revenues	$ 33,820	$ 34,528	$ 34,206

Total operating expenses [2,3]	25,042	22,171	22,469
Total pre-tax earnings	$ 8,778	$ 12,357	$ 11,737
Total assets	$861,395	$855,842	$911,124

1.

Net revenues related to the firm’s consolidated investments, previously reported in other net revenues within Investing & Lending, are now reported in equity securities and debt securities and loans, as results from these activities ($391 million for 2015) are no longer significant principally due to the sale of Metro in the fourth quarter of 2014. Reclassifications have been made to previously reported amounts to conform to the current presentation.

2.

Includes net provisions for litigation and regulatory proceedings of $4.01 billion (of which $3.37 billion was related to the agreement in principle with the RMBS Working Group) for 2015, $754 million for 2014 and $962 million for 2013. See Note 27 for further information about this agreement in principle.

3.	Includes charitable contributions that have not been allocated to the firm’s segments of $148 million for 2015, $137 million for 2014 and $155 million for 2013.

4.	Includes $37 million of realized gains on available-for-sale securities.

Goldman Sachs 2015 Form 10-K	195

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The segment information presented in the table above is prepared according to the following methodologies:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•

Net revenues in the firm’s segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. Net interest is included in segment net revenues as it is consistent with the way in which management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

The table below presents the amounts of net interest income by segment included in net revenues.

	Year Ended December
$ in millions	2015	2014	2013
Investment Banking	$ —	$ —	$ —

Institutional Client Services	2,471	3,679	3,250

Investing & Lending	418	237	25

Investment Management	175	131	117
Total net interest income	$3,064	$4,047	$3,392

The table below presents the amounts of depreciation and amortization expense by segment included in pre-tax earnings.

	Year Ended December
$ in millions	2015	2014	2013
Investment Banking	$ 123	$ 135	$ 144

Institutional Client Services	462	525	571

Investing & Lending	253	530	441

Investment Management	153	147	166
Total depreciation and amortization	$ 991	$1,337	$1,322

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

	Year Ended December
$ in millions	2015		2014		2013
Net revenues
Americas	$19,202	56%	$20,062	58%	$19,858	58%

Europe, Middle East and Africa	8,981	27%	9,057	26%	8,828	26%

Asia	5,637	17%	5,409	16%	5,520	16%
Total net revenues	$33,820	100%	$34,528	100%	$34,206	100%
Pre-tax earnings
Americas	$ 3,359 [2]	37%	$ 7,144	57%	$ 6,794	57%

Europe, Middle East and Africa	3,364	38%	3,338	27%	3,230	27%

Asia	2,203	25%	2,012	16%	1,868	16%
Subtotal	8,926	100%	12,494	100%	11,892	100%

Corporate [1]	(148)		(137)		(155)
Total pre-tax earnings	$ 8,778		$12,357		$11,737
Net earnings
Americas	$ 1,587	26%	$ 4,558	53%	$ 4,425	54%

Europe, Middle East and Africa	2,914	47%	2,576	30%	2,377	29%

Asia	1,686	27%	1,434	17%	1,345	17%
Subtotal	6,187	100%	8,568	100%	8,147	100%

Corporate [1]	(104)		(91)		(107)
Total net earnings	$ 6,083		$ 8,477		$ 8,040

1.	Includes charitable contributions that have not been allocated to the firm’s geographic regions.

2.	Includes provisions of $3.37 billion recorded during 2015 for the agreement in principle with the RMBS Working Group. See Note 27 for further information about this agreement in principle.

196	Goldman Sachs 2015 Form 10-K

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of December
$ in millions	2015	2014
U.S. government and federal agency obligations [1]	$63,844	$69,170

% of total assets	7.4%	8.1%

Non-U.S. government and agency obligations [1]	$31,772	$37,059

% of total assets	3.7%	4.3%

1.	Included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

As of December 2015 and December 2014, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of December
$ in millions	2015	2014
U.S. government and federal agency obligations	$107,198	$103,263

Non-U.S. government and agency obligations [1]	74,326	71,302

1.	Principally consists of securities issued by the governments of France, the United Kingdom, Japan and Germany.

Goldman Sachs 2015 Form 10-K	197

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such underwriting and the estimated lowest subsequent price of such securities and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2015 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.0 billion in excess of the aggregate reserves for such matters.

Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of money damages, except in those instances where management can otherwise determine an appropriate amount, (ii) matters are in early stages, (iii) matters relate to regulatory investigations or reviews, except in those instances where management can otherwise determine an appropriate amount, (iv) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (v) there is uncertainty as to the outcome of pending appeals or motions, (vi) there are significant factual issues to be resolved, and/or (vii) there are novel legal issues presented. For example, the firm’s potential liabilities with respect to future mortgage-related “put-back” claims described below may ultimately result in an increase in the firm’s liabilities, but are not included in management’s estimate of reasonably possible loss. As another example, the firm’s potential liabilities with respect to the investigations and reviews described below under “Regulatory Investigations and Reviews and Related Litigation” also generally are not included in management’s estimate of reasonably possible loss. However, management does not believe, based on currently available information, that the outcomes of such other matters will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period. See Note 18 for further information about mortgage-related contingencies.

198	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Mortgage-Related Matters. Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market, the firm’s conflict of interest management, and the SEC investigation that led to GS&Co. entering into a consent agreement with the SEC, settling all claims made against GS&Co. by the SEC in connection with the ABACUS 2007-AC1 CDO offering (ABACUS 2007-AC1 transaction), pursuant to which GS&Co. paid $550 million of disgorgement and civil penalties. The consolidated amended complaint filed on July 25, 2011, which names as defendants Group Inc. and certain officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages. On June 21, 2012, the district court dismissed the claims based on Group Inc.’s not disclosing that it had received a “Wells” notice from the staff of the SEC related to the ABACUS 2007-AC1 transaction, but permitted the plaintiffs’ other claims to proceed. The district court granted class certification on September 24, 2015, but the appellate court granted defendants’ petition for review on January 26, 2016. On February 1, 2016, the district court stayed proceedings in the district court pending the appellate court’s decision.

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

GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. and three current or former Goldman Sachs employees are defendants in a putative class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007. On June 3, 2010, another investor filed a separate putative class action asserting substantively similar allegations relating to one other offering and thereafter moved to further amend its amended complaint to add claims with respect to two additional offerings. On December 30, 2015, the district court preliminarily approved a settlement covering both actions. The firm has paid the full amount of the proposed settlement into an escrow account.

On September 30, 2010, a class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in $823 million of notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). On November 2, 2015, the parties reached a settlement in principle, subject to documentation and court approval. The firm has reserved the full amount of the proposed settlement.

Goldman Sachs 2015 Form 10-K	199

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including ACA Financial Guaranty Corp., Aozora Bank, Ltd., Basis Yield Alpha Fund (Master), the Charles Schwab Corporation, CIFG Assurance of North America, Inc., the FDIC (as receiver for Guaranty Bank), IKB Deutsche Industriebank AG, Massachusetts Mutual Life Insurance Company, Texas County & District Retirement System and the Tennessee Consolidated Retirement System) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

Norges Bank Investment Management and Selective Insurance Company have threatened to assert claims of various types against the firm in connection with the sale of mortgage-related securities. The firm has entered into agreements with one of these entities to toll the relevant statute of limitations.

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active and threatened cases described in the preceding two paragraphs where those plaintiffs are seeking rescission of such securities was approximately $3.3 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

The firm has entered into agreements with Deutsche Bank National Trust Company and U.S. Bank National Association to toll the relevant statute of limitations with respect to claims for repurchase of residential mortgage loans based on alleged breaches of representations related to $11.1 billion original notional face amount of securitizations issued by trusts for which they act as trustees.

Group Inc., Litton Loan Servicing LP (Litton), Ocwen Financial Corporation and Arrow Corporate Member Holdings LLC (Arrow), a former subsidiary of Group Inc., are defendants in a putative class action pending since January 23, 2013 in the U.S. District Court for the Southern District of New York generally challenging the procurement manner and scope of “force-placed” hazard insurance arranged by Litton when homeowners failed to arrange for insurance as required by their mortgages. The complaint asserts claims for breach of contract, breach of fiduciary duty, misappropriation, conversion, unjust enrichment and violation of Florida unfair practices law, and seeks unspecified compensatory and punitive damages as well as declaratory and injunctive relief. An amended complaint, filed on November 19, 2013, added an additional plaintiff and RICO claims. On September 29, 2014, the court denied without prejudice and with leave to renew at a later date Group Inc.’s motion to sever the claims against it and certain other defendants. On February 2, 2016, the defendants’ motion to dismiss the action as preempted by the “filed-rate doctrine” under a recent Second Circuit decision was granted with respect to certain of the plaintiffs. On January 15, 2016, Group Inc. and Arrow were added as defendants to a putative class action in the U.S. District Court for the Northern District of California based on substantially similar allegations, asserting RICO claims and violations of California’s Unfair Competition Law, and seeking similar relief. On February 10, 2016, Group Inc., Litton and Arrow and the plaintiffs in the action pending in the Southern District of New York reached a settlement in principle, subject to documentation and court approval, which would resolve the remaining claims in both actions.

200	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On January 14, 2016, the firm announced an agreement in principle, subject to definitive documentation, to resolve the ongoing investigation of the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force. The agreement in principle will resolve actual and potential civil claims by the U.S. Department of Justice, the New York and Illinois Attorneys General, the National Credit Union Administration (as conservator for several failed credit unions) and the Federal Home Loan Banks of Chicago and Seattle, relating to the firm’s securitization, underwriting and sale of residential mortgage-backed securities from 2005 to 2007. Under the terms of the agreement in principle, the firm will pay a $2.39 billion civil monetary penalty, make $875 million in cash payments and provide $1.80 billion in consumer relief. The consumer relief will be in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks. The firm has established a reserve for its estimated obligations under the agreement in principle. See also “Regulatory Investigations and Reviews and Related Litigation” below. The firm has also received, and continues to receive, requests for information and/or subpoenas from, and is engaged in discussions with, federal, state and local regulators and law enforcement authorities as part of inquiries or investigations relating to the mortgage-related securitization process, subprime mortgages, CDOs, synthetic mortgage-related products, sales communications and particular transactions involving these products, and servicing and foreclosure activities, which may subject the firm to actions, including litigation, penalties and fines.

The firm may be the subject of additional putative shareholder derivative actions, purported class actions, rescission and “put-back” claims and other litigation, additional investor and shareholder demands, and additional regulatory and other investigations and actions with respect to mortgage-related offerings, loan sales, CDOs, and servicing and foreclosure activities. See Note 18 for information regarding mortgage-related contingencies not described in this Note 27.

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

FireEye Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in June 2014 in the California Superior Court, County of Santa Clara. In addition to the underwriters, the defendants include FireEye, Inc. (FireEye) and certain of its directors and officers. The complaints generally allege misstatements and omissions in connection with the offering materials for the March 2014 offering of approximately $1.15 billion of FireEye common stock, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. On August 11, 2015, the court overruled the defendants’ demurrers, which sought to have the consolidated amended complaint dismissed. On November 16, 2015, plaintiffs moved for class certification. On January 6, 2016, FireEye and its director and officer defendants filed a motion for judgment on the pleadings for lack of subject matter jurisdiction. GS&Co. underwrote 2,100,000 shares for a total offering price of approximately $172 million.

Goldman Sachs 2015 Form 10-K	201

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cobalt International Energy Securities Litigation. Cobalt International Energy, Inc. (Cobalt), certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), affiliates of shareholders of Cobalt (including Group Inc.) and underwriters (including GS&Co.) for certain offerings of Cobalt’s securities are defendants in a putative securities class action filed on November 30, 2014 in the U.S. District Court for the Southern District of Texas. The consolidated amended complaint, filed on May 1, 2015, asserts claims under the federal securities laws, seeks compensatory and rescissory damages in unspecified amounts and alleges material misstatements and omissions concerning Cobalt in connection with a $1.67 billion February 2012 offering of Cobalt common stock, a $1.38 billion December 2012 offering of Cobalt’s convertible notes, a $1.00 billion January 2013 offering of Cobalt’s common stock, a $1.33 billion May 2013 offering of Cobalt’s common stock, and a $1.30 billion May 2014 offering of Cobalt’s convertible notes. The consolidated amended complaint alleges that, among others, Group Inc. and GS&Co. are liable as controlling persons with respect to all five offerings. The consolidated amended complaint also seeks damages from GS&Co. in connection with its acting as an underwriter of 14,430,000 shares of common stock representing an aggregate offering price of approximately $465 million, $690 million principal amount of convertible notes, and approximately $508 million principal amount of convertible notes in the February 2012, December 2012 and May 2014 offerings, respectively, for an aggregate offering price of approximately $1.66 billion. On January 19, 2016, the court granted, with leave to replead, the underwriter defendants’ motions to dismiss as to claims by plaintiffs who purchased Cobalt securities after April 30, 2013, but denied the motions to dismiss in all other respects.

Solazyme, Inc. Securities Litigation. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on June 24, 2015 in the U.S. District Court for the Northern District of California. In addition to the underwriters, the defendants include Solazyme, Inc. (Solazyme) and certain of its directors and officers. As to the underwriters, the complaints generally allege misstatements and omissions in connection with March 2014 offerings by Solazyme of approximately $63 million of common stock and $150 million principal amount of convertible senior subordinated notes, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. Plaintiffs filed an amended complaint on December 15, 2015, and defendants moved to dismiss on February 12, 2016. GS&Co. underwrote 3,450,000 shares of common stock and $150 million principal amount of notes for an aggregate offering price of approximately $187 million.

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

202	Goldman Sachs 2015 Form 10-K

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

Credit Derivatives Antitrust Matters. On December 4, 2015, the European Commission announced that it had closed antitrust proceedings against all banks, including Group Inc., involved in the European Commission’s investigation, announced in April 2011, of numerous financial services companies in connection with the supply of data related to credit default swaps and in connection with profit sharing and fee arrangements for clearing of credit default swaps, including potential anti-competitive practices.

GS&Co. is among the numerous defendants in putative antitrust class actions relating to credit derivatives, filed beginning in May 2013 and consolidated in the U.S. District Court for the Southern District of New York. On October 29, 2015, the court preliminarily approved the settlement among GS&Co. and the plaintiffs. The firm has reserved the full amount of the proposed settlement.

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

Municipal Securities Matters. GS&Co. (along with, in some cases, other financial services firms) is named by municipalities, municipal-owned entities, state-owned agencies or instrumentalities and non-profit entities in a number of FINRA arbitrations and federal court cases based on GS&Co.’s role as underwriter of the claimants’ issuances of an aggregate of approximately $1.9 billion of auction rate securities from 2003 through 2007 and as a broker-dealer with respect to auctions for these securities. The claimants generally allege that GS&Co. failed to disclose that it had a practice of placing cover bids in auctions, and/or failed to inform the claimant of the deterioration of the auction rate market beginning in the fall of 2007, and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market in February 2008. Certain claimants also allege that GS&Co. advised them to enter into or continue with interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses. The claims include breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD. Certain of the arbitrations have been enjoined in accordance with the exclusive forum selection clauses in the transaction documents. In addition, GS&Co. has filed motions with the FINRA Panels to dismiss the arbitrations, one of which has been granted, and has filed motions to dismiss two of the proceedings pending in federal court, one of which was granted but has been appealed and one of which was denied. GS&Co. has also reached settlements or settlements in principle in five actions and one action was voluntarily dismissed.

U.S. Treasury Securities-Related Litigation. GS&Co. is among the primary dealers named as defendants in several putative class actions relating to the market for U.S. Treasury securities, filed beginning in July 2015 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege that the defendants violated the federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate the when-issued market and auctions for U.S. Treasury securities, as well as related futures and options, and seek declaratory and injunctive relief, treble damages in an unspecified amount and restitution.

Goldman Sachs 2015 Form 10-K	203

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

GS Power, Metro and GSI are among the defendants named in putative class actions, filed beginning on May 23, 2014 in the U.S. District Court for the Southern District of New York, based on similar alleged violations of the federal antitrust laws in connection with the management of zinc storage facilities. On January 7, 2016, the court granted the defendants’ motion to dismiss.

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

Beginning in February 2015, GS&Co. and Group Inc. were named as defendants in separate putative class actions filed in the U.S. District Court for the Southern District of New York, which were consolidated with the antitrust class actions described above on August 13, 2015. On December 15, 2015, the court preliminarily approved a settlement among GS&Co., Group Inc. and the plaintiffs in the consolidated action. The firm has paid the full amount of the proposed settlement into an escrow account.

On June 3, 2015, GS&Co. and Group Inc. were among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on behalf of certain ERISA employee benefit plans. As to the claims brought against GS&Co. and Group Inc., the amended complaint, filed on November 16, 2015, generally alleges that the defendants violated ERISA in connection with an alleged conspiracy to manipulate the foreign currency exchange markets, which caused losses to ERISA plans for which the defendants provided foreign exchange services or otherwise authorized the execution of foreign exchange services. The plaintiffs have moved for leave to file a second amended complaint containing substantially the same allegations. Plaintiffs seek declaratory and injunctive relief as well as restitution and disgorgement in an unspecified amount.

204	Goldman Sachs 2015 Form 10-K

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

Interest Rate Swap Antitrust Litigation. Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed on November 25, 2015 in the U.S. District Court for the Southern District of New York. The complaint generally alleges a conspiracy among the dealers and brokers since at least January 1, 2008 to preclude exchange trading of interest rate swaps. The complaint seeks declaratory and injunctive relief as well as treble damages in an unspecified amount.

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

•

Transactions involving municipal securities, including wall-cross procedures and conflict of interest disclosure with respect to state and municipal clients, the trading and structuring of municipal derivative instruments in connection with municipal offerings, political contribution rules, municipal advisory services and the possible impact of credit default swap transactions on municipal issuers;

•

The offering, auction, sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, including compliance with the SEC’s short sale rule, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system (dark pool), futures trading, options trading, when-issued trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates and the ISDAFIX benchmark rates;

•	Compliance with the U.S. Foreign Corrupt Practices Act;

•	The firm’s hiring and compensation practices;

•	The firm’s system of risk management and controls; and

•

Insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

Goldman Sachs is cooperating with all such regulatory investigations and reviews.

Goldman Sachs 2015 Form 10-K	205

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

Defined Benefit Pension Plans and Postretirement Plans

Employees of certain non-U.S. subsidiaries participate in various defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. The firm maintains a defined benefit pension plan for certain U.K. employees. As of April 2008, the U.K. defined benefit plan was closed to new participants, but allows existing participants to continue to accrue benefits. In 2015, the firm notified plan participants that the U.K. defined benefit plan will no longer accrue future benefit accruals after March 31, 2016. The non-U.S. plans do not have a material impact on the firm’s consolidated results of operations.

The firm also maintains a defined benefit pension plan for substantially all U.S. employees hired prior to November 1, 2003. As of November 2004, this plan was closed to new participants and frozen for existing participants. In addition, the firm maintains unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees and their dependents covered under these programs. These plans do not have a material impact on the firm’s consolidated results of operations.

The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated statements of financial condition. As of December 2015, “Other assets” and “Other liabilities and accrued expenses” included $329 million (related to overfunded pension plans) and $561 million, respectively, related to these plans. As of December 2014, “Other assets” and “Other liabilities and accrued expenses” included $273 million (related to overfunded pension plans) and $739 million, respectively, related to these plans.

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $231 million for 2015, $223 million for 2014 and $219 million for 2013.

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

Stock Incentive Plan

The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (2015) (2015 SIP), which provides for grants of RSUs, restricted stock, dividend equivalent rights, incentive stock options, nonqualified stock options, stock appreciation rights, and other share-based awards, each of which may be subject to performance conditions. On May 21, 2015, shareholders approved the 2015 SIP. The 2015 SIP replaced The Goldman Sachs Amended and Restated Stock Incentive Plan (2013) (2013 SIP) previously in effect, and applies to awards granted on or after the date of approval.

As of December 2015, 83.8 million shares were available for grant under the 2015 SIP. If any shares of common stock underlying awards granted under the 2015 SIP or 2013 SIP are not delivered due to forfeiture, termination or cancellation or are surrendered or withheld, those shares will again become available to be delivered under the 2015 SIP. Shares available for grant are also subject to adjustment for certain changes in corporate structure as permitted under the 2015 SIP. The 2015 SIP is scheduled to terminate on the date of the annual meeting of shareholders that occurs in 2019.

206	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock Units

The firm grants RSUs to employees under the 2015 SIP, which are valued based on the closing price of the underlying shares on the date of grant after taking into account a liquidity discount for any applicable post-vesting and delivery transfer restrictions. RSUs generally vest and underlying shares of common stock deliver as outlined in the applicable award agreements. Employee award agreements generally provide that vesting is accelerated in certain circumstances, such as on retirement, death, disability and conflicted employment. Delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements.

The table below presents the activity related to RSUs.

	Restricted Stock Units Outstanding			Weighted Average Grant-Date Fair Value of Restricted Stock Units Outstanding
	Future Service Required		No Future Service Required	Future Service Required	No Future Service Required
Outstanding, December 2014	6,656,869	[4]	21,289,845	$143.07	$129.52

Granted [1,2]	4,193,176		10,450,094	164.23	158.58

Forfeited	(726,013)		(165,355)	152.06	147.10

Delivered [3]	—		(13,966,859)	—	125.29

Vested [2]	(4,474,876)		4,474,876	140.29	140.29
Outstanding, December 2015	5,649,156	[4]	22,082,601	159.82	148.00

1.

The weighted average grant-date fair value of RSUs granted during 2015, 2014 and 2013 was $160.19, $151.40 and $122.59, respectively. The fair value of the RSUs granted during 2015, 2014 and 2013 includes a liquidity discount of 9.2%, 13.8% and 13.7%, respectively, to reflect post-vesting and delivery transfer restrictions of up to 4 years.

2.	The aggregate fair value of awards that vested during 2015, 2014 and 2013 was $2.40 billion, $2.39 billion and $2.26 billion, respectively.

3.	Includes RSUs that were cash settled.

4.	Includes restricted stock subject to future service requirements as of December 2015 and December 2014 of 6,354 and 20,651 shares, respectively.

In the first quarter of 2016, the firm granted to its employees 15.0 million year-end RSUs, of which 4.0 million RSUs require future service as a condition of delivery for the related shares of common stock. These awards are subject to additional conditions as outlined in the award agreements. Generally, shares underlying these awards, net of required withholding tax, deliver over a three-year period but are subject to post-vesting and delivery transfer restrictions through January 2021. These grants are not included in the table above.

Stock Options

Stock options generally vest as outlined in the applicable stock option agreement. In general, options expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation under certain circumstances in accordance with the terms of the applicable stock option agreement and the SIP in effect at the time of grant.

The table below presents the activity related to outstanding stock options, all of which were granted in 2005 through 2008.

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Life (years)
Outstanding, December 2014	19,955,338	$120.40	$1,516	3.28

Exercised	(5,199,063)	96.57
Outstanding, December 2015	14,756,275	128.79	891	2.38
Exercisable, December 2015	14,756,275	128.79	891	2.38

The total intrinsic value of options exercised during 2015, 2014 and 2013 was $531 million, $2.03 billion and $26 million, respectively.

The table below presents options outstanding.

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$ 75.00 - $ 89.99	8,780,151	$ 78.78	3.00

90.00 - 194.99	—	—	—

195.00 - 209.99	5,976,124	202.27	1.48
Outstanding, December 2015	14,756,275	128.79	2.38

As of December 2015, there was $440 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.54 years.

The table below presents the share-based compensation and the related excess tax benefit.

	Year Ended December
$ in millions	2015	2014	2013
Share-based compensation	$2,304	$2,101	$2,039

Excess net tax benefit related to options exercised	134	549	3

Excess net tax benefit related to share-based awards [1]	406	788	94

1.	Represents the net tax benefit recognized in additional paid-in capital on stock options exercised, the delivery of common stock underlying share-based awards and dividend equivalents paid on RSUs.

Goldman Sachs 2015 Form 10-K	207

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 30.

Parent Company

Group Inc. — Condensed Statements of Earnings
	Year Ended December
$ in millions	2015	2014	2013
Revenues
Dividends from subsidiaries
Bank subsidiaries	$ 32	$ 16	$2,000

Nonbank subsidiaries	3,181	2,739	4,176

Undistributed earnings of subsidiaries	3,506	5,330	1,086

Other revenues	(132)	826	2,209
Total non-interest revenues	6,587	8,911	9,471

Interest income	3,519	3,769	4,048

Interest expense	4,165	3,802	4,161
Net interest loss	(646)	(33)	(113)
Net revenues, including net interest loss	5,941	8,878	9,358
Operating expenses
Compensation and benefits	498	411	403

Other expenses	188	282	424
Total operating expenses	686	693	827
Pre-tax earnings	5,255	8,185	8,531

Provision/(benefit) for taxes	(828)	(292)	491
Net earnings	6,083	8,477	8,040

Preferred stock dividends	515	400	314
Net earnings applicable to common shareholders	$5,568	$8,077	$7,726

Group Inc. — Condensed Statements of Financial Condition
	As of December
$ in millions	2015	2014
Assets
Cash and cash equivalents
With third-party banks	$ 36	$ 42

With subsidiary bank	1,300	—

Loans to and receivables from subsidiaries
Bank subsidiaries	9,494	8,222

Nonbank subsidiaries [1]	179,826	171,121

Investments in subsidiaries and other affiliates
Bank subsidiaries	23,985	22,393

Nonbank subsidiaries and other affiliates	61,533	57,311

Financial instruments owned, at fair value	4,410	11,812

Other assets	7,472	7,374
Total assets	$288,056	$278,275
Liabilities and shareholders’ equity
Payables to subsidiaries	$ 591	$ 129

Financial instruments sold, but not yet purchased, at fair value	443	169

Unsecured short-term borrowings
With third parties [2]	29,547	31,021

With subsidiaries	628	1,955

Unsecured long-term borrowings
With third parties [3]	164,718	158,359

With subsidiaries [4]	3,854	1,616

Other liabilities and accrued expenses	1,547	2,229
Total liabilities	201,328	195,478

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock	11,200	9,200

Common stock	9	9

Share-based awards	4,151	3,766

Additional paid-in capital	51,340	50,049

Retained earnings	83,386	78,984

Accumulated other comprehensive loss	(718)	(743)

Stock held in treasury, at cost	(62,640)	(58,468)
Total shareholders’ equity	86,728	82,797
Total liabilities and shareholders’ equity	$288,056	$278,275

Group Inc. — Condensed Statements of Cash Flows
	Year Ended December
$ in millions	2015	2014	2013
Cash flows from operating activities
Net earnings	$ 6,083	$ 8,477	$ 8,040

Adjustments to reconcile net earnings to net cash provided by operating activities
Undistributed earnings of subsidiaries	(3,506)	(5,330)	(1,086)

Depreciation and amortization	50	42	15

Deferred income taxes	86	(4)	1,398

Share-based compensation	178	188	194

Gain related to extinguishment of junior subordinated debt	(34)	(289)	—

Changes in operating assets and liabilities
Financial instruments owned, at fair value	(620)	6,766	(3,235)

Financial instruments sold, but not yet purchased, at fair value	274	(252)	183

Other, net	(56)	(5,793)	586
Net cash provided by operating activities	2,455	3,805	6,095

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(33)	(15)	(3)

Issuances of short-term loans to subsidiaries, net	(24,417)	(4,099)	(5,153)

Issuance of term loans to subsidiaries	(8,632)	(8,803)	(2,174)

Repayments of term loans by subsidiaries	24,196	3,979	7,063

Capital distributions from/(contributions to) subsidiaries, net	(1,500)	865	655
Net cash provided by/(used for) investing activities	(10,386)	(8,073)	388

Cash flows from financing activities
Unsecured short-term borrowings, net	(2,684)	963	1,296

Proceeds from issuance of long-term borrowings	42,795	37,101	28,458

Repayment of long-term borrowings, including the current portion	(27,726)	(27,931)	(29,910)

Purchase of trust preferred securities and senior guaranteed trust securities	(1)	(1,801)	—

Common stock repurchased	(4,135)	(5,469)	(6,175)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,681)	(1,454)	(1,302)

Proceeds from issuance of preferred stock, net of issuance costs	1,993	1,980	991

Proceeds from issuance of common stock, including exercise of share-based awards	259	123	65

Excess tax benefit related to share-based awards	407	782	98

Cash settlement of share-based awards	(2)	(1)	(1)
Net cash provided by/(used for) financing activities	9,225	4,293	(6,480)
Net increase in cash and cash equivalents	1,294	25	3

Cash and cash equivalents, beginning of year	42	17	14
Cash and cash equivalents, end of year	$ 1,336	$ 42	$ 17

SUPPLEMENTAL DISCLOSURES:

Cash payments for third-party interest, net of capitalized interest, were $3.54 billion, $4.31 billion and $2.78 billion for 2015, 2014 and 2013, respectively.

Cash payments for income taxes, net of refunds, were $1.28 billion, $2.35 billion and $3.21 billion for 2015, 2014 and 2013, respectively.

Non-cash activity:

During 2015, Group Inc. exchanged $262 million of Trust Preferred Securities and common beneficial interests held by Group Inc. for $296 million of Group Inc.’s junior subordinated debt held by the issuing trusts. Following the exchange, this junior subordinated debt was extinguished.

During 2015, Group Inc. exchanged $6.12 billion in financial instruments owned, at fair value, held by Group Inc. for $5.20 billion of loans to and $918 million of equity in certain of its subsidiaries.

During 2015, Group Inc. repurchased $60 million of its common stock for which settlement occurred and cash was paid in 2016.

During 2014, Group Inc. exchanged $1.58 billion of Trust Preferred Securities, common beneficial interests and senior guaranteed trust securities held by Group Inc. for $1.87 billion of Group Inc.’s junior subordinated debt held by the issuing trusts. Following the exchange, this junior subordinated debt was extinguished.

1.	Primarily includes overnight loans, the proceeds of which can be used to satisfy the short-term obligations of Group Inc.

2.	Includes $4.92 billion and $5.88 billion at fair value for 2015 and 2014, respectively.

3.	Includes $16.19 billion and $11.66 billion at fair value for 2015 and 2014, respectively.

4.	Unsecured long-term borrowings with subsidiaries by maturity date are $2.18 billion in 2017, $254 million in 2018, $108 million in 2019, $217 million in 2020, and $1.09 billion in 2021-thereafter.

208	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Quarterly Results (unaudited)

The tables below present the firm’s unaudited quarterly results for 2015 and 2014. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal, recurring nature. The timing and magnitude of changes in the firm’s discretionary compensation accruals (included in operating expenses) can have a significant effect on results in a given quarter.

	Three Months Ended
in millions, except per share data	December 2015	September 2015	June 2015	March 2015
Non-interest revenues	$6,573	$6,019	$8,406	$ 9,758

Interest income	2,148	2,119	2,150	2,035

Interest expense	1,448	1,277	1,487	1,176
Net interest income	700	842	663	859
Net revenues, including net interest income	7,273	6,861	9,069	10,617

Operating expenses	6,201	4,815	7,343	6,683
Pre-tax earnings	1,072	2,046	1,726	3,934

Provision for taxes	307	620	678	1,090
Net earnings	765	1,426	1,048	2,844

Preferred stock dividends	191	96	132	96
Net earnings applicable to common shareholders	$ 574	$1,330	$ 916	$ 2,748
Earnings per common share
Basic	$ 1.28	$ 2.95	$ 2.01	$ 6.05

Diluted	1.27	2.90	1.98	5.94

Dividends declared per common share	0.65	0.65	0.65	0.60

	Three Months Ended
in millions, except per share data	December 2014	September 2014	June 2014	March 2014
Non-interest revenues	$ 6,727	$7,338	$8,125	$ 8,291

Interest income	2,134	2,297	2,579	2,594

Interest expense	1,173	1,248	1,579	1,557
Net interest income	961	1,049	1,000	1,037
Net revenues, including net interest income	7,688	8,387	9,125	9,328

Operating expenses	4,478	5,082	6,304	6,307
Pre-tax earnings	3,210	3,305	2,821	3,021

Provision for taxes	1,044	1,064	784	988
Net earnings	2,166	2,241	2,037	2,033

Preferred stock dividends	134	98	84	84
Net earnings applicable to common shareholders	$ 2,032	$2,143	$1,953	$ 1,949
Earnings per common share
Basic	$ 4.50	$ 4.69	$ 4.21	$ 4.15

Diluted	4.38	4.57	4.10	4.02

Dividends declared per common share	0.60	0.55	0.55	0.55

Common Stock Price Range

The table below presents the high and low sales prices per share of the firm’s common stock.

	Year Ended December
	2015		2014		2013
	High	Low	High	Low	High	Low
First quarter	$195.73	$172.26	$181.13	$159.77	$159.00	$129.62

Second quarter	218.77	186.96	171.08	151.65	168.20	137.29

Third quarter	214.61	167.49	188.58	161.53	170.00	149.28

Fourth quarter	199.90	169.87	198.06	171.26	177.44	152.83

As of February 5, 2016, there were 9,307 holders of record of the firm’s common stock.

On February 5, 2016, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $156.47 per share.

Common Stock Performance

The following graph and table compare the performance of an investment in the firm’s common stock from December 31, 2010 (the last trading day before the firm’s 2011 fiscal year) through December 31, 2015, with the S&P 500 Index and the S&P 500 Financials Index. The graph and table assume $100 was invested on December 31, 2010 in each of the firm’s common stock, the S&P 500 Index and the S&P 500 Financials Index, and the dividends were reinvested on the date of payment without payment of any commissions. The performance shown represents past performance and should not be considered an indication of future performance.

	As of December
	2010	2011	2012	2013	2014	2015
The Goldman Sachs Group, Inc.	$100.00	$ 54.40	$ 77.99	$109.80	$121.64	$114.59

S&P 500 Index	100.00	102.11	118.44	156.78	178.22	180.66

S&P 500 Financials Index	100.00	82.94	106.78	144.78	166.76	164.15

Goldman Sachs 2015 Form 10-K	209

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Selected Financial Data

	Year Ended or as of December
	2015	2014	2013	2012	2011
Income statement data ($ in millions)
Non-interest revenues	$ 30,756	$ 30,481	$ 30,814	$ 30,283	$ 23,619

Interest income	8,452	9,604	10,060	11,381	13,174

Interest expense	5,388	5,557	6,668	7,501	7,982
Net interest income	3,064	4,047	3,392	3,880	5,192
Net revenues, including net interest income	33,820	34,528	34,206	34,163	28,811

Compensation and benefits	12,678	12,691	12,613	12,944	12,223

Non-compensation expenses	12,364	9,480	9,856	10,012	10,419
Pre-tax earnings	$ 8,778	$ 12,357	$ 11,737	$ 11,207	$ 6,169
Balance sheet data ($ in millions)
Total assets [1]	$861,395	$855,842	$911,124	$938,205	$923,022

Other secured financings (long-term)	10,520	7,249	7,524	8,965	8,179

Unsecured long-term borrowings	175,422	167,302	160,695	167,084	173,407

Total liabilities [1]	774,667	773,045	832,657	862,489	852,643

Total shareholders’ equity	86,728	82,797	78,467	75,716	70,379
Common share data (in millions, except per share amounts)
Earnings per common share
Basic	$ 12.35	$ 17.55	$ 16.34	$ 14.63	$ 4.71

Diluted	12.14	17.07	15.46	14.13	4.51

Dividends declared per common share	2.55	2.25	2.05	1.77	1.40

Book value per common share	171.03	163.01	152.48	144.67	130.31

Common shares outstanding, including RSUs granted to employees with no future service requirements	441.6	451.5	467.4	480.5	516.3
Average common shares outstanding
Basic	448.9	458.9	471.3	496.2	524.6

Diluted	458.6	473.2	499.6	516.1	556.9
Selected data (unaudited)
Total staff
Americas	19,000	17,400	16,600	16,400	17,200

Non-Americas	17,800	16,600	16,300	16,000	16,100
Total staff	36,800	34,000	32,900	32,400	33,300
Assets under supervision ($ in billions)
Asset class
Alternative investments	$ 148	$ 143	$ 142	$ 151	$ 148

Equity	252	236	208	153	147

Fixed income	546	516	446	411	353
Long-term assets under supervision	946	895	796	715	648

Liquidity products	306	283	246	250	247
Total assets under supervision	$ 1,252	$ 1,178	$ 1,042	$ 965	$ 895

1.

The impact of adopting ASU No. 2015-03 was a reduction to both total assets and total liabilities of $398 million, $383 million, $350 million and $203 million as of December 2014, December 2013, December 2012 and December 2011, respectively. See Note 3 to the consolidated financial statements for further information about ASU No. 2015-03.

210	Goldman Sachs 2015 Form 10-K

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

	Year Ended December
	2015			2014			2013
$ in millions	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Assets
U.S.	$ 57,846	$ 141	0.24%	$ 53,606	$ 144	0.27%	$ 56,848	$ 167	0.29%

Non-U.S.	5,360	20	0.37%	5,529	20	0.36%	5,073	19	0.37%
Total deposits with banks	63,206	161	0.25%	59,135	164	0.28%	61,921	186	0.30%
U.S.	178,496	(376)	(0.21)%	193,555	(514)	(0.27)%	198,677	(289)	(0.15)%

Non-U.S.	111,168	386	0.35%	108,766	433	0.40%	129,071	332	0.26%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	289,664	10	0.00%	302,321	(81)	(0.03)%	327,748	43	0.01%
U.S.	150,631	4,063	2.70%	170,647	5,045	2.96%	182,158	5,353	2.94%

Non-U.S.	97,152	1,779	1.83%	101,163	2,407	2.38%	110,807	2,806	2.53%
Total financial instruments owned, at fair value [1]	247,783	5,842	2.36%	271,810	7,452	2.74%	292,965	8,159	2.78%
U.S.	34,521	1,101	3.19%	21,459	650	3.03%	9,736	268	2.75%

Non-U.S.	2,440	90	3.69%	966	58	6.00%	560	28	5.00%
Total loans receivable	36,961	1,191	3.22%	22,425	708	3.16%	10,296	296	2.87%
U.S.	75,789	783	1.03%	85,811	813	0.95%	81,759	796	0.97%

Non-U.S.	54,773	465	0.85%	54,922	548	1.00%	57,016	580	1.02%
Total other interest-earning assets [2]	130,562	1,248	0.96%	140,733	1,361	0.97%	138,775	1,376	0.99%
Total interest-earning assets	768,176	8,452	1.10%	796,424	9,604	1.21%	831,705	10,060	1.21%

Cash and due from banks	6,352			5,237			6,212

Other non-interest-earning assets [1]	99,421			92,600			105,713
Total assets [3]	$873,949			$894,261			$943,630
Liabilities
U.S.	$ 73,063	$ 354	0.48%	$ 62,595	$ 286	0.46%	$ 60,699	$ 352	0.58%

Non-U.S.	13,885	54	0.39%	10,569	47	0.44%	8,883	35	0.39%
Total interest-bearing deposits	86,948	408	0.47%	73,164	333	0.46%	69,582	387	0.56%
U.S.	59,885	221	0.37%	79,517	206	0.26%	114,884	242	0.21%

Non-U.S.	29,777	109	0.37%	52,394	225	0.43%	63,802	334	0.52%
Total securities loaned and securities sold under agreements to repurchase	89,662	330	0.37%	131,911	431	0.33%	178,686	576	0.32%
U.S.	36,609	644	1.76%	39,708	828	2.09%	37,923	671	1.77%

Non-U.S.	36,066	675	1.87%	42,511	913	2.15%	54,990	1,383	2.52%
Total financial instruments sold, but not yet purchased, at fair value [1]	72,675	1,319	1.81%	82,219	1,741	2.12%	92,913	2,054	2.21%
U.S.	42,743	401	0.94%	45,841	413	0.90%	40,511	365	0.90%

Non-U.S.	14,447	28	0.19%	18,751	34	0.18%	20,415	29	0.14%
Total short-term borrowings [4]	57,190	429	0.75%	64,592	447	0.69%	60,926	394	0.65%
U.S.	172,160	3,722	2.16%	164,568	3,327	2.02%	167,850	3,635	2.17%

Non-U.S.	8,843	156	1.76%	7,201	133	1.85%	6,088	117	1.92%
Total long-term borrowings [4]	181,003	3,878	2.14%	171,769	3,460	2.01%	173,938	3,752	2.16%
U.S.	156,248	(1,378)	(0.88)%	153,600	(1,222)	(0.80)%	144,888	(904)	(0.62)%

Non-U.S.	62,672	402	0.64%	62,311	367	0.59%	58,594	409	0.70%
Total other interest-bearing liabilities [5]	218,920	(976)	(0.45)%	215,911	(855)	(0.40)%	203,482	(495)	(0.24)%
Total interest-bearing liabilities	706,398	5,388	0.76%	739,566	5,557	0.75%	779,527	6,668	0.86%
Non-interest-bearing deposits	1,986			799			655

Other non-interest-bearing liabilities [1]	79,251			73,057			86,095
Total liabilities [3]	787,635			813,422			866,277

Shareholders’ equity
Preferred stock	10,585			8,585			6,892

Common stock	75,729			72,254			70,461
Total shareholders’ equity	86,314			80,839			77,353
Total liabilities and shareholders’ equity	$873,949			$894,261			$943,630
Interest rate spread			0.34%			0.46%			0.35%

U.S.		$ 1,748	0.35%		$ 2,300	0.44%		$ 1,934	0.37%

Non-U.S.		1,316	0.49%		1,747	0.64%		1,458	0.48%
Net interest income and net yield on interest-earning assets		3,064	0.40%		4,047	0.51%		3,392	0.41%
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			35.26%			34.07%			36.37%

Liabilities			23.46%			26.20%			27.30%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

3.

The impact of adopting ASU No. 2015-03 was a reduction to both average total assets and average total liabilities of $402 million and $382 million for the year ended December 2014 and December 2013, respectively. See Note 3 to the consolidated financial statements for further information about ASU No. 2015-03.

4.	Interest rates include the effects of interest rate swaps accounted for as hedges.

5.	Substantially all consists of certain payables to customers and counterparties.

Goldman Sachs 2015 Form 10-K	211

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Changes in Net Interest Income, Volume and Rate Analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes. In this analysis,

changes due to volume/rate variance have been allocated to volume.

	Year Ended
	December 2015 versus December 2014			December 2014 versus December 2013
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
$ in millions	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
U.S.	$ 10	$ (13)	$ (3)	$ (9)	$ (14)	$ (23)

Non-U.S.	(1)	1	—	2	(1)	1
Total deposits with banks	9	(12)	(3)	(7)	(15)	(22)
U.S.	32	106	138	14	(239)	(225)

Non-U.S.	8	(55)	(47)	(81)	182	101
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	40	51	91	(67)	(57)	(124)
U.S.	(540)	(442)	(982)	(340)	32	(308)

Non-U.S.	(73)	(555)	(628)	(229)	(170)	(399)
Total financial instruments owned, at fair value	(613)	(997)	(1,610)	(569)	(138)	(707)
U.S.	416	35	451	355	27	382

Non-U.S.	54	(22)	32	24	6	30
Total loans receivable	470	13	483	379	33	412
U.S.	(103)	73	(30)	38	(21)	17

Non-U.S.	(1)	(82)	(83)	(21)	(11)	(32)
Total other interest-earning assets	(104)	(9)	(113)	17	(32)	(15)
Change in interest income	(198)	(954)	(1,152)	(247)	(209)	(456)
Interest-bearing liabilities
U.S.	51	17	68	9	(75)	(66)

Non-U.S.	13	(6)	7	7	5	12
Total interest-bearing deposits	64	11	75	16	(70)	(54)
U.S.	(72)	87	15	(92)	56	(36)

Non-U.S.	(83)	(33)	(116)	(49)	(60)	(109)
Total securities loaned and securities sold under agreements to repurchase	(155)	54	(101)	(141)	(4)	(145)
U.S.	(55)	(129)	(184)	37	120	157

Non-U.S.	(121)	(117)	(238)	(268)	(202)	(470)
Total financial instruments sold, but not yet purchased, at fair value	(176)	(246)	(422)	(231)	(82)	(313)
U.S.	(29)	17	(12)	48	—	48

Non-U.S.	(8)	2	(6)	(3)	8	5
Total short-term borrowings	(37)	19	(18)	45	8	53
U.S.	164	231	395	(66)	(242)	(308)

Non-U.S.	29	(6)	23	21	(5)	16
Total long-term borrowings	193	225	418	(45)	(247)	(292)
U.S.	(23)	(133)	(156)	(69)	(249)	(318)

Non-U.S.	2	33	35	22	(64)	(42)
Total other interest-bearing liabilities	(21)	(100)	(121)	(47)	(313)	(360)
Change in interest expense	(132)	(37)	(169)	(403)	(708)	(1,111)
Change in net interest income	$ (66)	$(917)	$ (983)	$ 156	$ 499	$ 655

212	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Deposits

The table below presents a summary of the firm’s interest-bearing deposits.

	Year Ended December
$ in millions	2015	2014	2013
Average balances
U.S.
Savings	$44,486	$ 41,785	$ 39,411

Time	28,577	20,810	21,288
Total U.S.	73,063	62,595	60,699

Non-U.S.
Demand	5,703	4,571	4,613

Time	8,182	5,998	4,270
Total Non-U.S.	13,885	10,569	8,883
Total	$86,948	$ 73,164	$ 69,582
Average interest rates
U.S.
Savings	0.27%	0.23%	0.30%

Time	0.83%	0.91%	1.09%

Total U.S.	0.48%	0.46%	0.58%

Non-U.S.
Demand	0.19%	0.18%	0.22%

Time	0.53%	0.65%	0.59%

Total Non-U.S.	0.39%	0.44%	0.39%

Total	0.47%	0.46%	0.56%

Short-Term and Other Borrowed Funds

The table below presents a summary of the firm’s securities loaned and securities sold under agreements to repurchase, and short-term borrowings. These borrowings generally mature within one year of the financial statement date and include borrowings that are redeemable at the option of the holder within one year of the financial statement date.

	As of December
$ in millions	2015	2014	2013
Securities loaned and securities sold under agreements to repurchase
Amounts outstanding at year-end	$89,683	$ 93,785	$183,527

Average outstanding during the year	89,662	131,911	178,686

Maximum month-end outstanding	97,466	178,049	196,393

Weighted average interest rate
During the year	0.37%	0.33%	0.32%

At year-end	0.39%	0.31%	0.28%
Short-term borrowings
Amounts outstanding at year-end [1]	$57,020	$ 60,099	$ 61,981

Average outstanding during the year	57,190	64,592	60,926

Maximum month-end outstanding	60,522	68,570	66,977

Weighted average interest rate [2]
During the year	0.75%	0.69%	0.65%

At year-end	0.80%	0.68%	0.89%

1.	Includes short-term secured financings of $14.23 billion, $15.56 billion and $17.29 billion as of December 2015, December 2014 and December 2013, respectively.

2.	The weighted average interest rates for these borrowings include the effect of hedging activities.

Loan Portfolio

The table below presents a summary of the firm’s loans receivable. Loans receivable are classified as U.S. and non-U.S. based on the location of the legal entity in which such loans are held.

	As of December
$ in millions	2015	2014	2013	2012	2011
U.S.
Corporate loans	$19,909	$14,020	$ 6,910	$2,187	$ 104

Loans to private wealth management clients	12,824	10,989	6,545	4,057	3,040

Loans backed by commercial real estate	3,186	1,876	727	245	198

Loans backed by residential real estate	2,187	311	—	—	—

Other loans	3,495	821	—	—	400
Total U.S.	41,601	28,017	14,182	6,489	3,742
Non-U.S.
Corporate loans	831	290	131	—	—

Loans to private wealth management clients	1,137	300	13	14	22

Loans backed by commercial real estate	2,085	549	708	—	—

Loans backed by residential real estate	129	10	—	—	—

Other loans	38	—	—	—	—
Total non-U.S.	4,220	1,149	852	14	22
Total loans receivable, gross	45,821	29,166	15,034	6,503	3,764
Allowance for loan losses
U.S.	381	205	115	24	8

Non-U.S.	33	23	24	—	—
Total allowance for loan losses	414	228	139	24	8
Total loans receivable	$45,407	$28,938	$14,895	$6,479	$3,756

Allowance for Loan Losses

The table below presents changes in the allowance for loan losses. In the table below, provisions and allowance for loan losses primarily relate to corporate loans and loans extended to private wealth management clients that are held in legal entities located in the U.S.

	As of December
$ in millions	2015	2014	2013	2012	2011
Allowance for loan losses
Balance, beginning of period	$ 228	$ 139	$ 24	$ 8	$ 5

Charge-offs	(1)	(3)	—	—	—

Provision for loan losses	187	92	115	16	3
Balance, end of period	$ 414	$ 228	$ 139	$ 24	$ 8

Goldman Sachs 2015 Form 10-K	213

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Maturities and Sensitivity to Changes in Interest Rates

The table below presents the firm’s gross loans receivable by tenor and a distribution of such loans receivable between fixed and floating interest rates.

	Maturities and Sensitivity to Changes in Interest Rates as of December 2015
$ in millions	Less than 1 year	1 - 5 years	Greater than 5 years	Total
U.S.
Corporate loans	$ 1,382	$14,042	$4,485	$19,909

Loans to private wealth management clients	9,742	3,042	40	12,824

Loans backed by commercial real estate	284	2,658	244	3,186

Loans backed by residential real estate	440	960	787	2,187

Other loans	74	2,478	943	3,495
Total U.S.	11,922	23,180	6,499	41,601
Non-U.S.
Corporate loans	411	303	117	831

Loans to private wealth management clients	1,137	—	—	1,137

Loans backed by commercial real estate	15	1,670	400	2,085

Loans backed by residential real estate	—	69	60	129

Other loans	—	31	7	38
Total non-U.S.	1,563	2,073	584	4,220
Total loans receivable, gross	13,485	25,253	7,083	45,821
Loans at fixed interest rates	16	917	1,279	2,212
Loans at variable interest rates	13,469	24,336	5,804	43,609
Total loans receivable, gross	$13,485	$25,253	$7,083	$45,821

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

Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or an issuer of securities or other instruments the firm holds and is measured based on the potential loss in an event of non-payment by a counterparty. Credit exposure is reduced through the effect of risk mitigants, such as netting agreements with counterparties that permit the firm to offset receivables and payables with such counterparties or obtaining collateral from counterparties. The table below does not include all the effects of such risk mitigants and does not represent the firm’s credit exposure.

The table below presents cross-border outstandings and commitments for each country in which cross-border outstandings exceed 0.75% of consolidated assets in accordance with the FFIEC guidelines and include cash, receivables, securities purchased under agreements to resell, securities borrowed and cash financial instruments, but exclude derivative instruments. Securities purchased under agreements to resell and securities borrowed are presented gross, without reduction for related securities collateral held. Margin loans (included in receivables) are presented based on the amount of collateral advanced by the counterparty. Substantially all commitments in the tables below consist of commitments to extend credit and forward starting resale and securities borrowing agreements.

$ in millions	Banks	Governments	Other	Total	Commitments
As of December 2015
Cayman Islands	$ 1	$ —	$39,603	$39,604	$ 3,046

France	5,596	2,904	23,854	32,354	4,795

Japan	10,254	297	10,882	21,433	9,684

Germany	4,072	7,652	8,481	20,205	5,008

United Kingdom	2,170	42	11,361	13,573	15,075

Italy	4,326	3,691	2,647	10,664	2,634

Canada	1,173	253	8,290	9,716	1,404

China	2,189	254	6,069	8,512	111

As of December 2014
Cayman Islands	$ 2	$ —	$35,829	$35,831	$ 2,658

France	4,730	4,932	18,261	27,923	12,214

Japan	13,862	373	10,763	24,998	11,413

Germany	5,362	4,479	10,629	20,470	4,631

United Kingdom	1,870	282	8,821	10,973	11,755

Italy	3,331	4,173	2,215	9,719	783

China	2,474	1,952	4,984	9,410	6

As of December 2013
Cayman Islands	$ 12	$ 1	$35,969	$35,982	$ 1,671

Japan	23,026	123	11,981	35,130	5,086

France	12,427	2,871	16,567	31,865	12,060

Germany	5,148	4,336	7,793	17,277	4,716

Spain	7,002	2,281	2,491	11,774	1,069

United Kingdom	2,688	217	7,321	10,226	19,014

Netherlands	1,785	540	5,786	8,111	1,962

214	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two years.

Item 9A.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of the 2015 Form 10-K.

Item 9B.    Other Information

On February 18, 2016, the Board of Directors of The Goldman Sachs Group, Inc. (Board) approved an amendment to our Amended and Restated By-Laws solely to specify that a group of funds that are under common management and funded primarily by a single employer or a “group of investment companies” as defined in the Investment Company Act of 1940 will be considered one “eligible holder” for purposes of the Company’s proxy access bylaw.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on page 45 of the 2015 Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2015 (2016 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included under “Available Information” in Part I, Item 1 of the 2015 Form 10-K.

Item 11.    Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2016 Proxy Statement and is incorporated herein by reference.

Goldman Sachs 2015 Form 10-K	215

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2016 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2015, the last day of 2015, regarding securities to be issued on exercise of outstanding stock options or pursuant to outstanding restricted stock units and securities remaining available for issuance under our equity compensation plans that were in effect during 2015.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan (2015)	42,572,669	$128.79	83,805,880

Equity compensation plans not approved by security holders	None	—	—	—
Total		42,572,669		83,805,880

In the table above:

•

The Goldman Sachs Amended and Restated Stock Incentive Plan (2015) (2015 SIP) was approved by our shareholders at our 2015 Annual Meeting of Shareholders. The 2015 SIP replaced The Goldman Sachs Amended and Restated Stock Incentive Plan (2013) (2013 SIP) previously in effect, and applies to awards granted on or after the date of approval. The 2013 SIP was approved by our shareholders at our 2013 Annual Meeting of Shareholders and was a successor plan to The Goldman Sachs Amended and Restated Stock Incentive Plan (2003 SIP). The 2003 SIP was approved by our shareholders at our 2003 Annual Meeting of Shareholders and was a successor plan to The Goldman Sachs 1999 Stock Incentive Plan (1999 SIP), which was approved by our shareholders immediately prior to our initial public offering in May 1999.

•

The Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights includes: (i) 14,756,275 shares of common stock that may be issued upon exercise of outstanding options and (ii) 27,816,394 shares that may be issued pursuant to outstanding restricted stock units. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding.

•

The Weighted Average Exercise Price of Outstanding Options relates only to the options described above. Shares underlying restricted stock units are deliverable without the payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted average exercise price.

•

The Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans represents shares remaining to be issued under the 2015 SIP, excluding shares reflected in column (a). If any shares of common stock underlying awards granted under the 2015 SIP or 2013 SIP are not delivered due to forfeiture, termination or cancellation or are surrendered or withheld, those shares will again become available to be delivered under the 2015 SIP. Shares available for grant are also subject to adjustment for certain changes in corporate structure as permitted under the 2015 SIP. There are no shares remaining to be issued under the 1999 SIP, 2003 SIP or 2013 SIP other than those reflected in column (a).

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be in the 2016 Proxy Statement and is incorporated herein by reference.

216	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in the 2015 Form 10-K are included in Part II, Item 8 hereof.

2. Exhibits

2.1	Plan of Incorporation (incorporated by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-74449)).

3.1

Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of April 28, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015).

3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of February 18, 2016.

4.1

Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s Registration Statement on Form 8-A, filed on June 29, 1999).

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

4.5

Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.82 to the Registrant’s Post-Effective Amendment No. 11 to Form S-3 (No. 333-130074), filed on July 17, 2008).

4.6

Senior Debt Indenture, dated as of October 10, 2008, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.70 to the Registrant’s Registration Statement on Form S-3 (No. 333-154173), filed on October 10, 2008).

4.7

First Supplemental Indenture, dated as of February 20, 2015, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee, with respect to the Senior Debt Indenture, dated as of October 10, 2008 (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

4.8

Ninth Supplemental Subordinated Debt Indenture, dated as of May 20, 2015, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee, with respect to the Subordinated Debt Indenture, dated as of February 20, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 22, 2015).

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (2015) (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 10, 2015). †

10.2

The Goldman Sachs Amended and Restated Restricted Partner Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 24, 2006). †

Goldman Sachs 2015 Form 10-K	217

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

10.6

Amended and Restated Shareholders’ Agreement, effective as of January 15, 2015, among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

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

10.15

The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors (terminated as of December 15, 2008) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †

10.16	Form of Year-End Option Award Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.17

Amendments to 2005 and 2006 Year-End RSU and Option Award Agreements (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †

10.18	Form of Non-Employee Director Option Award Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.19	Form of Non-Employee Director RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.20

Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2005).

10.21

General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).

218	Goldman Sachs 2015 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.22

Goldman, Sachs & Co. Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †

10.23

Form of Goldman, Sachs & Co. Executive Life Insurance Policy with Pacific Life & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †

10.24

Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006). †

10.25	Description of PMD Retiree Medical Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 29, 2008). †

10.26

Letter, dated June 28, 2008, from The Goldman Sachs Group, Inc. to Mr. Lakshmi N. Mittal (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on June 30, 2008). †

10.27

General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S-3, filed on March 19, 2009).

10.28

Guarantee Agreement, dated November 28, 2008 and amended effective as of January 1, 2010, between The Goldman Sachs Group, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.29	Form of One-Time RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.30

Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.31

Form of Year-End RSU Award Agreement (not fully vested) (pre-2015) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.32

Form of Year-End RSU Award Agreement (fully vested) (pre-2015) (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.33

Form of Year-End RSU Award Agreement (Base and/or Supplemental) (pre-2015) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.34	Form of Year-End Short-Term RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.35

Form of Year-End Restricted Stock Award Agreement (fully vested) (pre-2015) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). †

10.36

Form of Year-End Restricted Stock Award Agreement (Base and/or Supplemental) (pre-2015) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.37

Form of Year-End Short-Term Restricted Stock Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.38	Form of Fixed Allowance RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.39

General Guarantee Agreement, dated March 2, 2010, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Execution & Clearing, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.40	Form of Deed of Gift (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †

Goldman Sachs 2015 Form 10-K	219

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.41	The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.42	Form of Performance-Based Restricted Stock Unit Award Agreement (pre-2015) (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.43	Form of Performance-Based Option Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.44	Form of Performance-Based Cash Compensation Award Agreement (pre-2015) (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.45

Amended and Restated General Guarantee Agreement, dated November 21, 2011, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 21, 2011).

10.46	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †

10.47	Description of Compensation Arrangements with Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012). †

10.48

The Goldman Sachs Group, Inc. Clawback Policy, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.49	Form of Non-Employee Director RSU Award Agreement. †

10.50	Form of One-Time RSU Award Agreement. †

10.51	Form of Year-End RSU Award Agreement (not fully vested). †

10.52	Form of Year-End RSU Award Agreement (fully vested). †

10.53	Form of Year-End RSU Award Agreement (Base and/or Supplemental). †

10.54	Form of Year-End Short-Term RSU Award Agreement. †

10.55	Form of Year-End Restricted Stock Award Agreement (not fully vested). †
10.56	Form of Year-End Restricted Stock Award Agreement (fully vested). †

10.57	Form of Year-End Short-Term Restricted Stock Award Agreement. †

10.58	Form of Fixed Allowance RSU Award Agreement. †

10.59	Form of Fixed Allowance Deferred Cash Award Agreement. †

10.60	Form of Performance-Based Restricted Stock Unit Award Agreement. †

10.61	Form of Performance-Based Cash Compensation Award Agreement. †

10.62	Form of Signature Card for Equity Awards. †

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.

99.2	Debt and trust securities registered under Section 12(b) of the Exchange Act.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Financial Condition as of December 31, 2015 and December 31, 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, and (vi) the notes to the Consolidated Financial Statements.

†  This exhibit is a management contract or a compensatory plan or arrangement.

*  This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

220	Goldman Sachs 2015 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Harvey M. Schwartz
	Name:	Harvey M. Schwartz
	Title:	Chief Financial Officer

Date: February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Lloyd C. Blankfein Lloyd C. Blankfein	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 19, 2016

/s/ M. Michele Burns M. Michele Burns	Director	February 19, 2016

/s/ Gary D. Cohn Gary D. Cohn	Director	February 19, 2016

/s/ Mark A. Flaherty Mark A. Flaherty	Director	February 19, 2016

/s/ William W. George William W. George	Director	February 19, 2016

/s/ James A. Johnson James A. Johnson	Director	February 19, 2016

/s/ Lakshmi N. Mittal Lakshmi N. Mittal	Director	February 19, 2016

/s/ Adebayo O. Ogunlesi Adebayo O. Ogunlesi	Director	February 19, 2016

Goldman Sachs 2015 Form 10-K	II-1

/s/ Peter Oppenheimer Peter Oppenheimer	Director	February 19, 2016

/s/ Debora L. Spar Debora L. Spar	Director	February 19, 2016

/s/ Mark E. Tucker Mark E. Tucker	Director	February 19, 2016

/s/ David A. Viniar David A. Viniar	Director	February 19, 2016

/s/ Mark O. Winkelman Mark O. Winkelman	Director	February 19, 2016
/s/ Harvey M. Schwartz Harvey M. Schwartz	Chief Financial Officer (Principal Financial Officer)	February 19, 2016

/s/ Sarah E. Smith Sarah E. Smith	Principal Accounting Officer	February 19, 2016

II-2	Goldman Sachs 2015 Form 10-K