Form 10-K/A
period 2015-12-31
GOLDMAN SACHS GROUP INC
filed 2016-03-02
CIK 886982

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

EXPLANATORY NOTE

Due to an error by our external financial printer, our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Original Form 10-K) was filed with an incorrect version of Exhibit 101, which provides items from our Original Form 10-K formatted in eXtensible Business Reporting Language.

This Amendment No. 1 on Form 10-K/A (Amendment) to our Original Form 10-K, filed on February 19, 2016, is being filed in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 for the sole purpose of including the correct version of Exhibit 101.

This Amendment does not amend or otherwise update any other information in the Original Form 10-K and does not reflect events occurring after the date of the Original Form 10-K.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

INDEX

Form 10-K Item Number		Page No.

PART IV		1

Item 15	Exhibits, Financial Statement Schedules	1

SIGNATURES		II-1

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in the 2015 Form 10-K are included in Part II, Item 8 of the Original Form 10-K.

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

3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of February 18, 2016 (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

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

10.49	Form of Non-Employee Director RSU Award Agreement (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

10.50	Form of One-Time RSU Award Agreement (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

10.51	Form of Year-End RSU Award Agreement (not fully vested) (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

10.52	Form of Year-End RSU Award Agreement (fully vested) (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †
10.53	Form of Year-End RSU Award Agreement (Base and/or Supplemental) (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

10.54	Form of Year-End Short-Term RSU Award Agreement (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

10.55	Form of Year-End Restricted Stock Award Agreement (not fully vested) (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

10.56	Form of Year-End Restricted Stock Award Agreement (fully vested) (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

10.57	Form of Year-End Short-Term Restricted Stock Award Agreement (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

10.58	Form of Fixed Allowance RSU Award Agreement (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

10.59	Form of Fixed Allowance Deferred Cash Award Agreement (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

10.60	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

10.61	Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

10.62	Form of Signature Card for Equity Awards (incorporated by reference to the corresponding exhibit to the Original Form 10-K). †

12.1

Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc. (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

31.1	Rule 13a-14(a) Certifications (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

32.1	Section 1350 Certifications (incorporated by reference to the corresponding exhibit to the Original Form 10-K). *

99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

99.2	Debt and trust securities registered under Section 12(b) of the Exchange Act (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Sarah E. Smith
	Name:	Sarah E. Smith
	Title:	Principal Accounting Officer

Date: March 1, 2016

II-1