Form 10-Q
period 2016-03-31
GOLDMAN SACHS GROUP INC
filed 2016-05-06
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 22, 2016, there were 415,394,033 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

Goldman Sachs March 2016 Form 10-Q	1

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March
in millions, except per share amounts	2016	2015
Revenues
Investment banking	$1,463	$ 1,905

Investment management	1,262	1,503

Commissions and fees	917	853

Market making	1,862	3,925

Other principal transactions	(49)	1,572
Total non-interest revenues	5,455	9,758

Interest income	2,348	2,035

Interest expense	1,465	1,176
Net interest income	883	859
Net revenues, including net interest income	6,338	10,617
Operating expenses
Compensation and benefits	2,662	4,459

Brokerage, clearing, exchange and distribution fees	691	638

Market development	122	139

Communications and technology	197	198

Depreciation and amortization	239	219

Occupancy	183	204

Professional fees	220	211

Other expenses	448	615
Total non-compensation expenses	2,100	2,224
Total operating expenses	4,762	6,683
Pre-tax earnings	1,576	3,934

Provision for taxes	441	1,090
Net earnings	1,135	2,844

Preferred stock dividends	(65)	96
Net earnings applicable to common shareholders	$1,200	$ 2,748
Earnings per common share
Basic	$ 2.71	$ 6.05

Diluted	2.68	5.94

Dividends declared per common share	$ 0.65	$ 0.60

Average common shares outstanding
Basic	440.8	453.3

Diluted	447.4	462.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March
$ in millions	2016	2015
Net earnings	$1,135	$2,844

Other comprehensive loss adjustments, net of tax:
Currency translation	(17)	(25)

Debt valuation adjustment	(12)	—

Pension and postretirement liabilities	(36)	(3)

Other comprehensive loss	(65)	(28)
Comprehensive income	$1,070	$2,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2016 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions, except per share amounts	March 2016	December 2015
Assets
Cash and cash equivalents	$ 79,169	$ 75,105

Cash and securities segregated for regulatory and other purposes (includes $39,505 and $38,504 at fair value as of March 2016 and December 2015, respectively)	58,287	56,838

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $127,189 and $119,450 at fair value as of March 2016 and December 2015, respectively)	128,513	120,905

Securities borrowed (includes $66,212 and $69,801 at fair value as of March 2016 and December 2015, respectively)	180,603	172,099

Receivables:
Brokers, dealers and clearing organizations	22,971	25,453

Customers and counterparties (includes $3,893 and $4,992 at fair value as of March 2016 and December 2015, respectively)	49,399	46,430

Loans receivable	47,924	45,407

Financial instruments owned, at fair value (includes $53,548 and $54,426 pledged as collateral as of March 2016 and December 2015, respectively)	286,902	293,940

Other assets	24,268	25,218
Total assets	$878,036	$861,395
Liabilities and shareholders’ equity
Deposits (includes $15,034 and $14,680 at fair value as of March 2016 and December 2015, respectively)	$104,866	$ 97,519

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	77,617	86,069

Securities loaned (includes $972 and $466 at fair value as of March 2016 and December 2015, respectively)	4,427	3,614

Other secured financings (includes $24,394 and $23,207 at fair value as of March 2016 and December 2015, respectively)	26,175	24,753

Payables:
Brokers, dealers and clearing organizations	6,027	5,406

Customers and counterparties	204,911	204,956

Financial instruments sold, but not yet purchased, at fair value	127,013	115,248

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $19,246 and $17,743 at fair value as of March 2016 and December 2015, respectively)	46,691	42,787

Unsecured long-term borrowings (includes $25,671 and $22,273 at fair value as of March 2016 and December 2015, respectively)	180,159	175,422

Other liabilities and accrued expenses (includes $576 and $1,253 at fair value as of March 2016 and December 2015, respectively)	13,313	18,893
Total liabilities	791,199	774,667

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $11,203 and $11,200 as of March 2016 and December 2015, respectively	11,203	11,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 872,016,591 and 863,976,731 shares issued as of March 2016 and December 2015, respectively, and 417,572,204 and 419,480,736 shares outstanding as of March 2016 and December 2015, respectively	9	9

Share-based awards	3,820	4,151

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	52,471	51,340

Retained earnings	83,990	83,386

Accumulated other comprehensive loss	(478)	(718)

Stock held in treasury, at cost, par value $0.01 per share; 454,444,389 and 444,495,997 shares as of March 2016 and December 2015, respectively	(64,178)	(62,640)
Total shareholders’ equity	86,837	86,728
Total liabilities and shareholders’ equity	$878,036	$861,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

$ in millions	Three Months Ended March 2016	Year Ended December 2015
Preferred stock
Balance, beginning of year	$ 11,200	$ 9,200

Issued	675	2,000

Redeemed	(672)	—
Balance, end of period	11,203	11,200

Common stock
Balance, beginning of year	9	9

Issued	—	—
Balance, end of period	9	9

Share-based awards
Balance, beginning of year	4,151	3,766

Issuance and amortization of share-based awards	1,672	2,308

Delivery of common stock underlying share-based awards	(1,971)	(1,742)

Forfeiture of share-based awards	(30)	(72)

Exercise of share-based awards	(2)	(109)
Balance, end of period	3,820	4,151

Additional paid-in capital
Balance, beginning of year	51,340	50,049

Delivery of common stock underlying share-based awards	1,972	2,092

Cancellation of share-based awards in satisfaction of withholding tax requirements	(881)	(1,198)

Preferred stock issuance costs, net	(14)	(7)

Excess net tax benefit related to share-based awards	54	406

Cash settlement of share-based awards	—	(2)
Balance, end of period	52,471	51,340

Retained earnings
Balance, beginning of year, as previously reported	83,386	78,984

Reclassification of cumulative debt valuation adjustment, net of tax, to accumulated other comprehensive loss	(305)	—
Balance, beginning of year, adjusted	83,081	78,984

Net earnings	1,135	6,083

Dividends and dividend equivalents declared on common stock and share-based awards	(291)	(1,166)

Dividends declared on preferred stock	(96)	(515)

Preferred stock redemption discount	161	—
Balance, end of period	83,990	83,386

Accumulated other comprehensive loss
Balance, beginning of year, as previously reported	(718)	(743)

Reclassification of cumulative debt valuation adjustment, net of tax, from retained earnings	305	—
Balance, beginning of year, adjusted	(413)	(743)

Other comprehensive income/(loss)	(65)	25
Balance, end of period	(478)	(718)

Stock held in treasury, at cost
Balance, beginning of year	(62,640)	(58,468)

Repurchased	(1,550)	(4,195)

Reissued	19	32

Other	(7)	(9)
Balance, end of period	(64,178)	(62,640)
Total shareholders’ equity	$ 86,837	$ 86,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2016 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March
$ in millions	2016	2015
Cash flows from operating activities
Net earnings	$ 1,135	$ 2,844

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	239	219

Share-based compensation	1,665	1,809

Gain related to extinguishment of junior subordinated debt	—	(34)

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(1,449)	9,393

Receivables and payables (excluding loans receivable), net	19	5,733

Collateralized transactions (excluding other secured financings), net	(23,750)	7,546

Financial instruments owned, at fair value	9,599	(13,266)

Financial instruments sold, but not yet purchased, at fair value	11,697	726

Other, net	(3,087)	(8,234)
Net cash provided by/(used for) operating activities	(3,932)	6,736

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(573)	(302)

Proceeds from sales of property, leasehold improvements and equipment	210	13

Business acquisitions, net of cash acquired	(562)	(477)

Proceeds from sales of investments	322	184

Loans receivable, net	(2,537)	(3,681)
Net cash used for investing activities	(3,140)	(4,263)

Cash flows from financing activities
Unsecured short-term borrowings, net	1,970	(921)

Other secured financings (short-term), net	775	(26)

Proceeds from issuance of other secured financings (long-term)	933	4,293

Repayment of other secured financings (long-term), including the current portion	(1,118)	(2,566)

Purchase of trust preferred securities	—	(1)

Purchase of Automatic Preferred Enhanced Capital Securities (APEX)	(505)	—

Proceeds from issuance of unsecured long-term borrowings	14,752	11,873

Repayment of unsecured long-term borrowings, including the current portion	(11,801)	(11,319)

Derivative contracts with a financing element, net	16	(46)

Deposits, net	7,347	3,046

Common stock repurchased	(1,556)	(1,250)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(387)	(373)

Proceeds from issuance of preferred stock, net of issuance costs	655	—

Proceeds from issuance of common stock, including exercise of share-based awards	1	71

Excess tax benefit related to share-based awards	54	275
Net cash provided by financing activities	11,136	3,056
Net increase in cash and cash equivalents	4,064	5,529

Cash and cash equivalents, beginning of year	75,105	57,600
Cash and cash equivalents, end of period	$ 79,169	$ 63,129

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $2.25 billion and $1.77 billion and cash payments for income taxes, net of refunds, were $266 million and $451 million during the three months ended March 2016 and March 2015, respectively.

Non-cash activities during the three months ended March 2016:

The impact of adoption of ASU No. 2015-02 was a net reduction to both total assets and liabilities of approximately $200 million. See Note 3 for further information.

The firm sold assets and liabilities of $1.81 billion and $697 million, respectively, that were previously classified as held for sale, in exchange for $1.11 billion of financial instruments. See Notes 13 and 17 for further information.

The firm exchanged $505 million of APEX for $666 million of Series E and Series F Preferred Stock. See Note 19 for further information.

Cash flows related to common stock repurchased includes common stock repurchased in the prior quarter for which settlement occurred during the current quarter and excludes common stock repurchased during the current quarter for which settlement occurred in the following quarter.

Non-cash activities during the three months ended March 2015:

The firm exchanged $262 million of Trust Preferred Securities and common beneficial interests for $296 million of certain of the firm’s junior subordinated debt.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs March 2016 Form 10-Q

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2015. References to “the 2015 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated financial information as of December 31, 2015 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to March 2016 and March 2015 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2016 and March 31, 2015, respectively. All references to December 2015 refer to the date December 31, 2015. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs March 2016 Form 10-Q	7

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

Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the firm has a controlling majority voting interest in a voting interest entity, the entity is consolidated.

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

8	Goldman Sachs March 2016 Form 10-Q

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

Use of Estimates

Preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets, discretionary compensation accruals, the provisions for losses that may arise from litigation, regulatory proceedings and tax audits, and the allowance for losses on loans and lending commitments held for investment. These estimates and assumptions are based on the best available information but actual results could be materially different.

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

The firm makes payments to brokers and advisors related to the placement of the firm’s investment funds. These payments are calculated based on either a percentage of the management fee or the investment fund’s net asset value. Where the firm is principal to the arrangement, such costs are recorded on a gross basis and included in “Brokerage, clearing, exchange and distribution fees,” and where the firm is agent to the arrangement, such costs are recorded on a net basis in “Investment management” revenues.

Goldman Sachs March 2016 Form 10-Q	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commissions and Fees. The firm earns “Commissions and fees” from executing and clearing client transactions on stock, options and futures markets, as well as over-the-counter (OTC) transactions. Commissions and fees are recognized on the day the trade is executed.

Transfers of Assets

Transfers of assets are accounted for as sales when the firm has relinquished control over the assets transferred. For transfers of assets accounted for as sales, any gains or losses are recognized in net revenues. Assets or liabilities that arise from the firm’s continuing involvement with transferred assets are recognized at fair value. For transfers of assets that are not accounted for as sales, the assets generally remain in “Financial instruments owned, at fair value” and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Note 10 for further information about transfers of assets accounted for as collateralized financings and Note 11 for further information about transfers of assets accounted for as sales.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of March 2016 and December 2015, “Cash and cash equivalents” included $5.53 billion and $6.47 billion, respectively, of cash and due from banks, and $73.64 billion and $68.64 billion, respectively, of interest-bearing deposits with banks.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2016 and December 2015.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of March 2016 and December 2015, the firm’s receivables from customers and counterparties included $4.38 billion and $2.35 billion, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of March 2016 and December 2015, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2016 and December 2015. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2016 and December 2015. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in “Interest expense.”

10	Goldman Sachs March 2016 Form 10-Q

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

Goldman Sachs March 2016 Form 10-Q	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Developments

Revenue from Contracts with Customers (ASC 606). In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU No. 2014-09, as amended by ASU No. 2015-14, ASU No. 2016-08 and ASU No. 2016-10, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The firm is still evaluating the effect of the ASU on its financial condition, results of operations, and cash flows.

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASC 810). In August 2014, the FASB issued ASU No. 2014-13, “Consolidation (Topic 810) — Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (CFE).” ASU No. 2014-13 provides an alternative to reflect changes in the fair value of the financial assets and the financial liabilities of the CFE by measuring either the fair value of the assets or liabilities, whichever is more observable. ASU No. 2014-13 provides new disclosure requirements for those electing this approach, and was effective for interim and annual periods beginning after December 15, 2015. Adoption of ASU No. 2014-13 did not materially affect the firm’s financial condition, results of operations, or cash flows.

Amendments to the Consolidation Analysis (ASC 810). In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) — Amendments to the Consolidation Analysis.” ASU No. 2015-02 eliminates the deferral of the requirements of ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” for certain interests in investment funds and provides a scope exception from Topic 810 for certain investments in money market funds. The ASU also makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015 and is required to be adopted under a modified retrospective approach or retrospectively to all periods presented.

The firm adopted ASU No. 2015-02 as of January 1, 2016, using a modified retrospective approach. The impact of adoption was a net reduction to both total assets and total liabilities of approximately $200 million, substantially all included in “Financial instruments owned, at fair value” and in “Other liabilities and accrued expenses,” respectively. Adoption of ASU No. 2015-02 did not have an impact on the firm’s results of operations. See Note 12 for further information about the adoption of ASU No. 2015-02.

Simplifying the Presentation of Debt Issuance Costs (ASC 835). In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that these costs related to a recognized debt liability be presented in the statements of financial condition as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption was permitted. The firm early adopted ASU No. 2015-03 in September 2015. In accordance with ASU No. 2015-03, previously reported amounts have been conformed to the current presentation.

Simplifying the Accounting for Measurement-Period Adjustments (ASC 805). In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) — Simplifying the Accounting for Measurement-Period Adjustments.” ASU No. 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU No. 2015-16 was effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Adoption of ASU No. 2015-16 did not materially affect the firm’s financial condition, results of operations, or cash flows.

12	Goldman Sachs March 2016 Form 10-Q

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

Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825). In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments (Topic 825) — Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance includes a requirement to present separately in other comprehensive income changes in fair value attributable to a firm’s own credit spreads (debt valuation adjustment or DVA), net of tax, on financial liabilities for which the fair value option was elected. ASU No. 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted under a modified retrospective approach for the requirements related to DVA. In the first quarter of 2016, the firm early adopted ASU No. 2016-01 for the requirements related to DVA, and reclassified the cumulative DVA, a gain of $305 million (net of tax), from retained earnings to accumulated other comprehensive loss.

Leases (ASC 842). In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 requires that, at lease inception, a lessee recognize in the statements of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The ASU also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense in the statements of earnings. In addition, ASU No. 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The firm is still evaluating the effect of the ASU on its financial condition, results of operations, and cash flows.

Improvements to Employee Share-Based Payment Accounting (ASC 718). In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The impact of ASU No. 2016-09 could be material to the results of operations and cash flows in future periods depending upon, among other things, the level of earnings and stock price of the firm.

Goldman Sachs March 2016 Form 10-Q	13

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

The table below presents the firm’s financial instruments owned, at fair value, and financial instruments sold, but not yet purchased, at fair value.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of March 2016
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 1,878	$ —

U.S. government and federal agency obligations	46,716	12,453

Non-U.S. government and agency obligations	34,627	17,539

Loans and securities backed by commercial real estate	5,555	2

Loans and securities backed by residential real estate	12,196	1

Bank loans and bridge loans	11,292	557

Corporate debt securities	17,108	7,678

State and municipal obligations	1,169	—

Other debt obligations	1,361	2

Equities and convertible debentures	81,912	34,598

Commodities	5,240	—

Investments in funds measured at NAV	7,177	—
Subtotal	226,231	72,830

Derivatives	60,671	54,183
Total	$286,902	$127,013
As of December 2015
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 2,583	$ —

U.S. government and federal agency obligations	46,382	15,516

Non-U.S. government and agency obligations	31,772	14,973

Loans and securities backed by commercial real estate	4,975	4

Loans and securities backed by residential real estate	13,183	2

Bank loans and bridge loans	12,164	461

Corporate debt securities	16,640	6,123

State and municipal obligations	992	2

Other debt obligations	1,595	2

Equities and convertible debentures	98,072	31,394

Commodities	3,935	—

Investments in funds measured at NAV	7,757	—
Subtotal	240,050	68,477

Derivatives	53,890	46,771
Total	$293,940	$115,248

Gains and Losses from Market Making and Other Principal Transactions

The table below presents “Market making” revenues by major product type, as well as “Other principal transactions” revenues.

$ in millions Product Type	Three Months Ended March
	2016	2015
Interest rates	$1,177	$(2,586)

Credit	618	932

Currencies	(908)	3,652

Equities	691	1,662

Commodities	284	265
Market making	1,862	3,925
Other principal transactions	(49)	1,572
Total	$1,813	$ 5,497

In the table above:

•

Gains/(losses) include both realized and unrealized gains and losses, and are primarily related to the firm’s financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, including both derivative and non-derivative financial instruments.

•	Gains/(losses) exclude related interest income and interest expense. See Note 23 for further information about interest income and interest expense.

•

Gains/(losses) on other principal transactions are included in the firm’s Investing & Lending segment. See Note 25 for net revenues, including net interest income, by product type for Investing & Lending, as well as the amount of net interest income included in Investing & Lending.

•

Gains/(losses) are not representative of the manner in which the firm manages its business activities because many of the firm’s market-making and client facilitation strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivatives across product types are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash instruments and derivatives across product types has exposure to foreign currencies and may be economically hedged with foreign currency contracts.

14	Goldman Sachs March 2016 Form 10-Q

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

	As of
$ in millions	March 2016	December 2015
Total level 1 financial assets	$136,833	$153,051

Total level 2 financial assets	450,629	432,445

Total level 3 financial assets	24,462	24,046

Investments in funds measured at NAV	7,177	7,757

Counterparty and cash collateral netting	(95,400)	(90,612)
Total financial assets at fair value	$523,701	$526,687
Total assets [1]	$878,036	$861,395

Total level 3 financial assets as a percentage of total assets	2.8%	2.8%

Total level 3 financial assets as a percentage of total financial assets at fair value	4.7%	4.6%
Total level 1 financial liabilities	$ 62,777	$ 59,798

Total level 2 financial liabilities	257,286	245,759

Total level 3 financial liabilities	19,683	16,812

Counterparty and cash collateral netting	(49,223)	(41,430)
Total financial liabilities at fair value	$290,523	$280,939

Total level 3 financial liabilities as a percentage of total financial liabilities at fair value	6.8%	6.0%

1.	Includes $854 billion and $836 billion as of March 2016 and December 2015, respectively, that is carried at fair value or at amounts that generally approximate fair value.

The table below presents a summary of level 3 financial assets. See Notes 6 through 8 for further information about level 3 financial assets.

	As of
$ in millions	March 2016	December 2015
Cash instruments	$ 18,469	$ 18,131

Derivatives	5,950	5,870

Other financial assets	43	45
Total	$ 24,462	$ 24,046

Level 3 financial assets as of March 2016 were essentially unchanged compared with December 2015.

Goldman Sachs March 2016 Form 10-Q	15

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

Valuation Techniques and Significant Inputs of Level 3 Cash Instruments

Valuation techniques of level 3 cash instruments vary by instrument, but are generally based on discounted cash flow techniques. The valuation techniques and the nature of significant inputs used to determine the fair values of each type of level 3 cash instrument are described below:

Loans and Securities Backed by Commercial Real Estate. Loans and securities backed by commercial real estate are directly or indirectly collateralized by a single commercial real estate property or a portfolio of properties, and may include tranches of varying levels of subordination. Significant inputs are generally determined based on relative value analyses and include:

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral and the basis, or price difference, to such prices;

•

Market yields implied by transactions of similar or related assets and/or current levels and changes in market indices such as the CMBX (an index that tracks the performance of commercial mortgage bonds);

16	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

A measure of expected future cash flows in a default scenario (recovery rates) implied by the value of the underlying collateral, which is mainly driven by current performance of the underlying collateral, capitalization rates and multiples. Recovery rates are expressed as a percentage of notional or face value of the instrument and reflect the benefit of credit enhancements on certain instruments; and

•	Timing of expected future cash flows (duration) which, in certain cases, may incorporate the impact of other unobservable inputs (e.g., prepayment speeds).

Loans and Securities Backed by Residential Real Estate. Loans and securities backed by residential real estate are directly or indirectly collateralized by portfolios of residential real estate and may include tranches of varying levels of subordination. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles. Significant inputs include:

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

•	Market yields implied by transactions of similar or related assets;

•	Cumulative loss expectations, driven by default rates, home price projections, residential property liquidation timelines, related costs and subsequent recoveries; and

•	Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

Bank Loans and Bridge Loans. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•

Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices such as CDX and LCDX (indices that track the performance of corporate credit and loans, respectively);

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

Equities and Convertible Debentures (Including Private Equity Investments and Investments in Real Estate Entities). Recent third-party completed or pending transactions (e.g., merger proposals, tender offers, debt restructurings) are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate:

•	Industry multiples (primarily EBITDA multiples) and public comparables;

•	Transactions in similar instruments;

•	Discounted cash flow techniques; and

•	Third-party appraisals.

The firm also considers changes in the outlook for the relevant industry and financial performance of the issuer as compared to projected performance. Significant inputs include:

•	Market and transaction multiples;

•	Discount rates, long-term growth rates, earnings compound annual growth rates and capitalization rates; and

•	For equity instruments with debt-like features, market yields implied by transactions of similar or related assets, current performance and recovery assumptions, and duration.

Other Cash Instruments. Other cash instruments consists of commercial paper, certificates of deposit, time deposits and other money market instruments; non-U.S. government and agency obligations; corporate debt securities; state and municipal obligations; and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices such as CDX and LCDX;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

Goldman Sachs March 2016 Form 10-Q	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present cash instrument assets and liabilities at fair value by level within the fair value hierarchy. In the tables below:

•	Cash instrument assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

	As of March 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 262	$ 1,616	$ —	$ 1,878

U.S. government and federal agency obligations	24,242	22,474	—	46,716

Non-U.S. government and agency obligations	28,797	5,772	58	34,627

Loans and securities backed by commercial real estate	—	3,387	2,168	5,555

Loans and securities backed by residential real estate	—	10,762	1,434	12,196

Bank loans and bridge loans	—	8,103	3,189	11,292

Corporate debt securities	185	14,321	2,602	17,108

State and municipal obligations	—	1,083	86	1,169

Other debt obligations	—	903	458	1,361

Equities and convertible debentures	65,439	7,999	8,474	81,912

Commodities	—	5,240	—	5,240
Subtotal	$118,925	$81,660	$18,469	$219,054

Investments in funds measured at NAV				7,177
Total cash instrument assets				$226,231
Liabilities
U.S. government and federal agency obligations	$(12,444)	$ (9)	$ —	$ (12,453)

Non-U.S. government and agency obligations	(16,078)	(1,461)	—	(17,539)

Loans and securities backed by commercial real estate	—	(1)	(1)	(2)

Loans and securities backed by residential real estate	—	(1)	—	(1)

Bank loans and bridge loans	—	(464)	(93)	(557)

Corporate debt securities	(9)	(7,665)	(4)	(7,678)

Other debt obligations	—	(1)	(1)	(2)

Equities and convertible debentures	(34,221)	(338)	(39)	(34,598)
Total cash instrument liabilities	$(62,752)	$ (9,940)	$ (138)	$(72,830)

	As of December 2015
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 625	$ 1,958	$ —	$ 2,583

U.S. government and federal agency obligations	24,844	21,538	—	46,382

Non-U.S. government and agency obligations	26,500	5,260	12	31,772

Loans and securities backed by commercial real estate	—	3,051	1,924	4,975

Loans and securities backed by residential real estate	—	11,418	1,765	13,183

Bank loans and bridge loans	—	9,014	3,150	12,164

Corporate debt securities	218	14,330	2,092	16,640

State and municipal obligations	—	891	101	992

Other debt obligations	—	1,057	538	1,595

Equities and convertible debentures	81,252	8,271	8,549	98,072

Commodities	—	3,935	—	3,935
Subtotal	$133,439	$80,723	$18,131	$232,293

Investments in funds measured at NAV				7,757
Total cash instrument assets				$240,050
Liabilities
U.S. government and federal agency obligations	$ (15,455)	$ (61)	$ —	$ (15,516)

Non-U.S. government and agency obligations	(13,522)	(1,451)	—	(14,973)

Loans and securities backed by commercial real estate	—	(4)	—	(4)

Loans and securities backed by residential real estate	—	(2)	—	(2)

Bank loans and bridge loans	—	(337)	(124)	(461)

Corporate debt securities	(2)	(6,119)	(2)	(6,123)

State and municipal obligations	—	(2)	—	(2)

Other debt obligations	—	(1)	(1)	(2)

Equities and convertible debentures	(30,790)	(538)	(66)	(31,394)
Total cash instrument liabilities	$ (59,769)	$ (8,515)	$ (193)	$ (68,477)

In the tables above:

•

Total cash instrument assets includes collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $419 million in level 2 and $793 million in level 3 as of March 2016, and $405 million in level 2 and $774 million in level 3 as of December 2015, respectively.

•

Level 3 equities and convertible debentures includes $7.76 billion of private equity investments, $303 million of investments in real estate entities and $414 million of convertible debentures as of March 2016, and $7.69 billion of private equity investments, $308 million of investments in real estate entities and $552 million of convertible debentures as of December 2015.

18	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value the firm’s level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of
$ in millions	March 2016	December 2015
Loans and securities backed by commercial real estate	$2,168	$1,924

Yield	2.2% to 24.0% (12.7%)	3.5% to 22.0% (11.8%)

Recovery rate	18.9% to 98.9% (59.7%)	19.6% to 96.5% (59.4%)

Duration (years)	0.3 to 5.0 (2.0)	0.3 to 5.3 (2.3)

Basis (points)	(12) to 6 ((2))	(11) to 4 ((2))
Loans and securities backed by residential real estate	$1,434	$1,765

Yield	3.0% to 13.3% (8.3%)	3.2% to 17.0% (7.9%)

Cumulative loss rate	3.2% to 35.2% (26.3%)	4.6% to 44.2% (27.3%)

Duration (years)	1.4 to 14.1 (6.8)	1.5 to 13.8 (7.0)
Bank loans and bridge loans	$3,189	$3,150

Yield	1.7% to 25.0% (9.6%)	1.9% to 36.6% (10.2%)

Recovery rate	5.9% to 85.2% (49.2%)	14.5% to 85.6% (51.2%)

Duration (years)	0.6 to 5.7 (2.7)	0.7 to 6.1 (2.2)
Equities and convertible debentures	$8,474	$8,549

Multiples	0.7x to 17.8x (6.3x)	0.7x to 21.4x (6.4x)

Discount rate/yield	6.5% to 30.0% (15.1%)	7.1% to 20.0% (14.8%)

Long-term growth rate/compound annual growth rate	3.0% to 5.2% (4.5%)	3.0% to 5.2% (4.5%)

Capitalization rate	5.0% to 12.0% (7.1%)	5.5% to 12.5% (7.6%)
Other cash instruments	$3,204	$2,743

Yield	1.5% to 18.4% (11.5%)	0.9% to 25.6% (10.9%)

Recovery rate	0.0% to 90.9% (62.3%)	0.0% to 70.0% (59.7%)

Duration (years)	1.2 to 16.5 (4.0)	1.1 to 11.4 (4.5)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

•

The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one cash instrument. For example, the highest multiple for private equity investments is appropriate for valuing a specific private equity investment but may not be appropriate for valuing any other private equity investment. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 cash instruments.

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

•	Equities and convertible debentures include private equity investments and investments in real estate entities.

•

Loans and securities backed by commercial and residential real estate, bank loans and bridge loans and other cash instruments are valued using discounted cash flows, and equities and convertible debentures are valued using market comparables and discounted cash flows.

•

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

During the three months ended March 2016:

•	Transfers into level 2 from level 1 of cash instruments were $137 million, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments.

•	Transfers into level 1 from level 2 of cash instruments were $195 million, primarily reflecting transfers of public equity securities principally due to increased market activity in these instruments.

During the three months ended March 2015:

•	Transfers into level 2 from level 1 of cash instruments were $141 million, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments.

•	Transfers into level 1 from level 2 of cash instruments were $237 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

See level 3 rollforward below for information about transfers between level 2 and level 3.

Goldman Sachs March 2016 Form 10-Q	19

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

•	Purchases include both originations and secondary market purchases.
•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

•

For the three months ended March 2016, the net realized and unrealized gains on level 3 cash instrument assets of $110 million (reflecting $150 million of realized gains and $40 million of unrealized losses) include gains/(losses) of approximately $(115) million, $9 million and $216 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

•

For the three months ended March 2015, the net realized and unrealized gains on level 3 cash instrument assets of $676 million (reflecting $273 million of realized gains and $403 million of unrealized gains) include gains of approximately $94 million, $376 million and $206 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

•	See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 cash instruments and the activity related to transfers into and out of level 3.

	Level 3 Cash Instrument Assets and Liabilities at Fair Value
$ in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Three Months Ended March 2016
Non-U.S. government and agency obligations	$ 12	$ 1	$ —	$ 20	$ (11)	$ —	$ 36	$ —	$ 58

Loans and securities backed by commercial real estate	1,924	21	(8)	340	(135)	(123)	253	(104)	2,168

Loans and securities backed by residential real estate	1,765	12	45	61	(298)	(82)	132	(201)	1,434

Bank loans and bridge loans	3,150	33	6	183	(67)	(425)	511	(202)	3,189

Corporate debt securities	2,092	41	2	404	(70)	(67)	291	(91)	2,602

State and municipal obligations	101	1	—	6	(31)	(1)	22	(12)	86

Other debt obligations	538	9	(3)	24	(86)	(38)	28	(14)	458

Equities and convertible debentures	8,549	32	(82)	380	(96)	(250)	295	(354)	8,474
Total cash instrument assets	$18,131	$150	$ (40)	$1,418	$ (794)	$ (986)	$1,568	$ (978)	$18,469
Total cash instrument liabilities	$ (193)	$ 3	$ 8	$ 58	$ (26)	$ (1)	$ (18)	$ 31	$ (138)
Three Months Ended March 2015
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ —	$ —	$ (1)	$ —	$ —	$ —	$ 11	$ —	$ 10

Non-U.S. government and agency obligations	136	1	—	1	(24)	(19)	—	—	95

Loans and securities backed by commercial real estate	3,275	35	(23)	101	(149)	(855)	414	(35)	2,763

Loans and securities backed by residential real estate	2,545	48	62	386	(268)	(183)	280	(97)	2,773

Bank loans and bridge loans	6,973	96	(108)	405	(400)	(928)	719	(446)	6,311

Corporate debt securities	3,633	38	(12)	169	(367)	(216)	369	(848)	2,766

State and municipal obligations	110	—	1	27	(3)	1	33	(27)	142

Other debt obligations	870	16	7	150	(41)	(55)	16	(77)	886

Equities and convertible debentures	11,108	39	477	168	(114)	(446)	442	(185)	11,489
Total cash instrument assets	$28,650	$273	$ 403	$1,407	$(1,366)	$(2,701)	$2,284	$(1,715)	$27,235
Total cash instrument liabilities	$ (244)	$ (3)	$ 28	$ 56	$ (24)	$ —	$ (41)	$ 66	$ (162)

20	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended March 2016. The net unrealized loss on level 3 cash instruments of $32 million (reflecting a $40 million loss on cash instrument assets and a $8 million gain on cash instrument liabilities) for the three months ended March 2016 reflected losses on private equity investments principally driven by lower global equity prices and corporate performance.

Transfers into level 3 during the three months ended March 2016 primarily reflected transfers of certain bank loans and bridge loans, private equity investments, corporate debt securities and loans and securities backed by commercial real estate from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments, and transfers of certain other corporate debt securities from level 2 principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments.

Transfers out of level 3 during the three months ended March 2016 primarily reflected transfers of certain private equity investments, bank loans and bridge loans and loans and securities backed by residential real estate to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Three Months Ended March 2015. The net unrealized gain on level 3 cash instruments of $431 million (reflecting a $403 million gain on cash instrument assets and a $28 million gain on cash instrument liabilities) for the three months ended March 2015 primarily reflected gains on private equity investments principally driven by strong corporate performance and company-specific events.

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

Investments in Funds That Are Measured at Net Asset Value Per Share

Cash instruments at fair value include investments in funds that are measured at NAV of the investment fund. The firm uses NAV to measure the fair value of its fund investments when (i) the fund investment does not have a readily determinable fair value and (ii) the NAV of the investment fund is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the investments at fair value.

The firm’s investments in funds measured at NAV primarily consist of investments in firm-sponsored private equity, credit, real estate and hedge funds where the firm co-invests with third-party investors.

Private equity funds primarily invest in a broad range of industries worldwide, including leveraged buyouts, recapitalizations, growth investments and distressed investments. Credit funds generally invest in loans and other fixed income instruments and are focused on providing private high-yield capital for leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers. Real estate funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and property. The private equity, credit and real estate funds are primarily closed-end funds in which the firm’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed.

The firm also invests in hedge funds, primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies. The firm’s investments in hedge funds primarily include interests where the underlying assets are illiquid in nature, and proceeds from redemptions will not be received until the underlying assets are liquidated or distributed.

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

Goldman Sachs March 2016 Form 10-Q	21

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

The table below presents the fair value of the firm’s investments in, and unfunded commitments to, funds that are measured at NAV.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of March 2016
Private equity funds	$4,961	$2,020

Credit funds	498	319

Hedge funds	548	—

Real estate funds	1,170	215
Total	$7,177	$2,554
As of December 2015
Private equity funds	$5,414	$2,057

Credit funds	611	344

Hedge funds	560	—

Real estate funds	1,172	296
Total	$7,757	$2,697

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

Market-Making. As a market maker, the firm enters into derivative transactions to provide liquidity to clients and to facilitate the transfer and hedging of their risks. In this capacity, the firm typically acts as principal and is required to commit capital to provide execution. As a market maker, it is essential to maintain an inventory of financial instruments sufficient to meet expected client and market demands.

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

22	Goldman Sachs March 2016 Form 10-Q

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

In the table below:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

	As of March 2016			As of December 2015
$ in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Exchange-traded	$ 393	$ 464	$ 5,746,768	$ 310	$ 280	$ 4,402,843

OTC-cleared	322,805	306,746	23,524,475	211,272	192,401	20,738,687

Bilateral OTC	435,907	409,229	13,039,635	345,516	321,458	12,953,830
Total interest rates	759,105	716,439	42,310,878	557,098	514,139	38,095,360
OTC-cleared	5,695	6,006	443,266	5,203	5,596	339,244

Bilateral OTC	33,142	28,635	1,536,544	35,679	31,179	1,552,806
Total credit	38,837	34,641	1,979,810	40,882	36,775	1,892,050
Exchange-traded	51	108	21,293	183	204	13,073

OTC-cleared	267	242	19,281	165	128	14,617

Bilateral OTC	108,252	113,147	6,050,000	96,660	99,235	5,461,940
Total currencies	108,570	113,497	6,090,574	97,008	99,567	5,489,630
Exchange-traded	5,128	5,379	268,221	2,997	3,623	203,465

OTC-cleared	167	236	2,742	232	233	2,839

Bilateral OTC	14,575	15,344	235,205	17,445	17,215	230,750
Total commodities	19,870	20,959	506,168	20,674	21,071	437,054
Exchange-traded	9,545	8,343	538,880	9,372	7,908	528,419

Bilateral OTC	39,939	41,986	952,522	37,788	38,290	927,078
Total equities	49,484	50,329	1,491,402	47,160	46,198	1,455,497
Subtotal	975,866	935,865	52,378,832	762,822	717,750	47,369,591
Derivatives accounted for as hedges
OTC-cleared	6,606	84	58,840	4,567	85	51,446

Bilateral OTC	6,373	22	54,940	6,660	20	62,022
Total interest rates	12,979	106	113,780	11,227	105	113,468
OTC-cleared	6	29	1,364	24	6	1,333

Bilateral OTC	25	211	9,189	116	27	8,615
Total currencies	31	240	10,553	140	33	9,948
Subtotal	13,010	346	124,333	11,367	138	123,416
Total gross fair value/notional amount of derivatives	$ 988,876 [1]	$ 936,211 [1]	$52,503,165	$ 774,189 [1]	$ 717,888 [1]	$47,493,007
Amounts that have been offset in the condensed consolidated statements of financial condition
Exchange-traded	$ (11,374)	$ (11,374)		$ (9,398)	$ (9,398)

OTC-cleared	(310,428)	(310,428)		(194,928)	(194,928)

Bilateral OTC	(512,487)	(512,487)		(426,841)	(426,841)
Total counterparty netting	(834,289)	(834,289)		(631,167)	(631,167)
OTC-cleared	(24,829)	(2,599)		(26,151)	(3,305)

Bilateral OTC	(69,087)	(45,140)		(62,981)	(36,645)
Total cash collateral netting	(93,916)	(47,739)		(89,132)	(39,950)
Total counterparty and cash collateral netting	$(928,205)	$(882,028)		$(720,299)	$(671,117)
Amounts included in financial instruments owned/financial instruments sold, but not yet purchased
Exchange-traded	$ 3,743	$ 2,920		$ 3,464	$ 2,617

OTC-cleared	289	316		384	216

Bilateral OTC	56,639	50,947		50,042	43,938
Total amounts included in the condensed consolidated statements of financial condition	$ 60,671	$ 54,183		$ 53,890	$ 46,771
Amounts that have not been offset in the condensed consolidated statements of financial condition
Cash collateral received/posted	$ (546)	$ (2,725)		$ (498)	$ (1,935)

Securities collateral received/posted	(16,108)	(14,430)		(14,008)	(10,044)
Total	$ 44,017	$ 37,028		$ 39,384	$ 34,792

1.

Includes derivative assets and derivative liabilities of $22.33 billion and $23.50 billion, respectively, as of March 2016, and derivative assets and derivative liabilities of $17.09 billion and $18.16 billion, respectively, as of December 2015, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs March 2016 Form 10-Q	23

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

24	Goldman Sachs March 2016 Form 10-Q

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

Goldman Sachs March 2016 Form 10-Q	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Derivatives by Level

The tables below present the fair value of derivatives on a gross basis by level and major product type as well as the impact of netting.

	As of March 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 17	$ 771,432	$ 635	$ 772,084

Credit	—	32,905	5,932	38,837

Currencies	—	108,415	186	108,601

Commodities	—	19,304	566	19,870

Equities	210	48,679	595	49,484
Gross fair value of derivative assets	227	980,735	7,914	988,876

Counterparty netting within levels	—	(830,841)	(1,964)	(832,805)
Subtotal	$227	$ 149,894	$ 5,950	$ 156,071

Cross-level counterparty netting				(1,484)

Cash collateral netting				(93,916)
Fair value included in financial instruments owned				$ 60,671
Liabilities
Interest rates	$ (17)	$(715,510)	$(1,018)	$(716,545)

Credit	—	(31,530)	(3,111)	(34,641)

Currencies	—	(113,560)	(177)	(113,737)

Commodities	—	(20,102)	(857)	(20,959)

Equities	(8)	(47,625)	(2,696)	(50,329)
Gross fair value of derivative liabilities	(25)	(928,327)	(7,859)	(936,211)

Counterparty netting within levels	—	830,841	1,964	832,805
Subtotal	$ (25)	$ (97,486)	$(5,895)	$(103,406)

Cross-level counterparty netting				1,484

Cash collateral netting				47,739
Fair value included in financial instruments sold, but not yet purchased				$ (54,183)

	As of December 2015
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 4	$ 567,761	$ 560	$ 568,325

Credit	—	34,832	6,050	40,882

Currencies	—	96,959	189	97,148

Commodities	—	20,087	587	20,674

Equities	46	46,491	623	47,160
Gross fair value of derivative assets	50	766,130	8,009	774,189

Counterparty netting within levels	—	(627,548)	(2,139)	(629,687)
Subtotal	$ 50	$ 138,582	$ 5,870	$ 144,502

Cross-level counterparty netting				(1,480)

Cash collateral netting				(89,132)
Fair value included in financial instruments owned				$ 53,890
Liabilities
Interest rates	$(11)	$(513,275)	$ (958)	$(514,244)

Credit	—	(33,518)	(3,257)	(36,775)

Currencies	—	(99,377)	(223)	(99,600)

Commodities	—	(20,222)	(849)	(21,071)

Equities	(18)	(43,953)	(2,227)	(46,198)
Gross fair value of derivative liabilities	(29)	(710,345)	(7,514)	(717,888)

Counterparty netting within levels	—	627,548	2,139	629,687
Subtotal	$(29)	$ (82,797)	$(5,375)	$ (88,201)

Cross-level counterparty netting				1,480

Cash collateral netting				39,950
Fair value included in financial instruments sold, but not yet purchased				$ (46,771)

In the tables above:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

•

Counterparty netting is reflected in each level to the extent that receivable and payable balances are netted within the same level and is included in “Counterparty netting within levels.” Where the counterparty netting is across levels, the netting is reflected in “Cross-level counterparty netting.”

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

26	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the amount of level 3 assets (liabilities), and ranges, averages and medians of significant unobservable inputs used to value the firm’s level 3 derivatives.

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average / Median) as of
$ in millions	March 2016		December 2015
Interest Rates	$(383)		$(398)

Correlation	(10)% to 86% (56% / 60%)		(25)% to 92% (53% / 55%)

Volatility (bps per annum)	31 to 151 (84 / 57)		31 to 152 (84 / 57)
Credit	$2,821		$2,793

Correlation	35% to 90% (63% / 62%)		46% to 99% (68% / 66%)

Credit Spreads (bps)	1 to 909 (147 / 87)	[1]	1 to 1,019 (129 / 86)	[1]

Upfront Credit Points	0 to 99 (41 / 37)		0 to 100 (41 / 40)

Recovery Rates	20% to 75% (58% / 70%)		2% to 97% (58% / 70%)
Currencies	$9		$(34)

Correlation	25% to 70% (51% / 55%)		25% to 70% (50% / 51%)
Commodities	$(291)		$(262)

Volatility	15% to 65% (37% / 37%)		11% to 77% (35% / 34%)

Spread per million British thermal units of natural gas	$(1.38) to $3.97 ($(0.07) / $(0.03))		$(1.32) to $4.15 ($(0.05) / $(0.01))

Spread per barrel of oil and refined products	$(12.60) to $63.72 ($7.54 / $8.96)		$(10.64) to $65.29 ($3.34 /$(3.31))	[1]
Equities	$(2,101)		$(1,604)

Correlation	(30)% to 91% (40% / 46%)		(65)% to 94% (42% / 48%)

Volatility	5% to 105% (28% / 25%)		5% to 76% (24% / 23%)

1.	The difference between the average and the median for these spread inputs indicates that the majority of the inputs fall in the lower end of the range.

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

•

Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average.

•

The ranges, averages and medians of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one derivative. For example, the highest correlation for interest rate derivatives is appropriate for valuing a specific interest rate derivative but may not be appropriate for valuing any other interest rate derivative. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 derivatives.

•

Interest rates, currencies and equities derivatives are valued using option pricing models, credit derivatives are valued using option pricing, correlation and discounted cash flow models, and commodities derivatives are valued using option pricing and discounted cash flow models.

•

The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

•	Correlation within currencies and equities includes cross-product correlation.

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

Goldman Sachs March 2016 Form 10-Q	27

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

28	Goldman Sachs March 2016 Form 10-Q

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

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

•

For the three months ended March 2016, the net realized and unrealized gains on level 3 derivative assets and liabilities of $382 million (reflecting $79 million of realized losses and $461 million of unrealized gains) include gains/(losses) of $393 million and $(11) million reported in “Market making” and “Other principal transactions” respectively.

•

For the three months ended March 2015, the net realized and unrealized gains on level 3 derivative assets and liabilities of $749 million (reflecting $113 million of realized gains and $636 million of unrealized gains) include gains/(losses) of $784 million and $(35) million reported in “Market making” and “Other principal transactions” respectively.

•

See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 derivative assets and liabilities and the activity related to transfers into and out of level 3.

	Level 3 Derivative Assets and Liabilities at Fair Value
$ in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Three Months Ended March 2016
Interest rates — net	$ (398)	$ (11)	$ 28	$ 3	$ (10)	$ 17	$ –	$ (12)	$ (383)

Credit — net	2,793	(26)	210	33	(57)	(75)	8	(65)	2,821

Currencies — net	(34)	(21)	(5)	6	(1)	61	–	3	9

Commodities — net	(262)	(5)	41	47	(18)	(37)	(26)	(31)	(291)

Equities — net	(1,604)	(16)	187	26	(1,739)	140	2	903	(2,101)
Total derivatives — net	$ 495	$ (79)	$461	$115	$(1,825)	$ 106	$ (16)	$ 798	$ 55
Three Months Ended March 2015
Interest rates — net	$ (40)	$ (8)	$ 85	$ 23	$ (22)	$ 4	$ (27)	$ (51)	$ (36)

Credit — net	3,530	134	479	58	(132)	(507)	286	(259)	3,589

Currencies — net	(267)	(31)	30	8	(4)	85	5	(8)	(182)

Commodities — net	(1,142)	7	(49)	–	(10)	6	(9)	(189)	(1,386)

Equities — net	(1,375)	11	91	41	(553)	804	27	180	(774)
Total derivatives — net	$ 706	$113	$636	$130	$ (721)	$ 392	$282	$(327)	$ 1,211

Goldman Sachs March 2016 Form 10-Q	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months ended March 2016. The net unrealized gain on level 3 derivatives of $461 million for the three months ended March 2016 was primarily attributable to gains on certain credit derivatives, reflecting the impact of changes in interest rates and widening of certain credit spreads, and gains on certain equity derivatives, reflecting the impact of changes in equity prices.

Transfers out of level 3 derivatives during the three months ended March 2016 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives.

Three Months Ended March 2015. The net unrealized gain on level 3 derivatives of $636 million for the three months ended March 2015 was primarily attributable to gains on credit derivatives, primarily reflecting the impact of a decrease in interest rates, changes in foreign exchange rates and wider credit spreads.

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

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of March 2016
Assets
Interest rates	$ 5,106	$26,561	$ 93,300	$124,967

Credit	1,621	4,022	6,575	12,218

Currencies	15,721	7,668	7,442	30,831

Commodities	5,199	2,925	228	8,352

Equities	5,299	7,537	1,986	14,822

Counterparty netting within tenors	(3,737)	(5,868)	(5,387)	(14,992)
Subtotal	$29,209	$42,845	$104,144	$176,198

Cross-tenor counterparty netting				(25,354)

Cash collateral netting				(93,916)
Total				$ 56,928
Liabilities
Interest rates	$ 6,871	$15,388	$ 47,096	$ 69,355

Credit	2,370	3,827	1,826	8,023

Currencies	17,616	9,389	8,904	35,909

Commodities	4,593	1,985	2,613	9,191

Equities	8,606	5,767	2,497	16,870

Counterparty netting within tenors	(3,737)	(5,868)	(5,387)	(14,992)
Subtotal	$36,319	$30,488	$ 57,549	$124,356

Cross-tenor counterparty netting				(25,354)

Cash collateral netting				(47,739)
Total				$ 51,263
As of December 2015
Assets
Interest rates	$ 4,231	$23,278	$ 81,401	$108,910

Credit	1,664	4,547	5,842	12,053

Currencies	14,646	8,936	6,353	29,935

Commodities	6,228	3,897	231	10,356

Equities	4,806	7,091	1,550	13,447

Counterparty netting within tenors	(3,660)	(5,751)	(5,270)	(14,681)
Subtotal	$27,915	$41,998	$ 90,107	$160,020

Cross-tenor counterparty netting				(20,462)

Cash collateral netting				(89,132)
Total				$50,426
Liabilities
Interest rates	$ 5,323	$13,945	$ 35,592	$ 54,860

Credit	1,804	4,704	1,437	7,945

Currencies	12,378	9,940	10,048	32,366

Commodities	4,464	3,136	2,526	10,126

Equities	5,154	5,802	2,994	13,950

Counterparty netting within tenors	(3,660)	(5,751)	(5,270)	(14,681)
Subtotal	$25,463	$31,776	$ 47,327	$104,566

Cross-tenor counterparty netting				(20,462)

Cash collateral netting				(39,950)
Total				$ 44,154

30	Goldman Sachs March 2016 Form 10-Q

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

As of March 2016, written and purchased credit derivatives had total gross notional amounts of $970.66 billion and $1.01 trillion, respectively, for total net notional purchased protection of $38.60 billion. As of December 2015, written and purchased credit derivatives had total gross notional amounts of $923.48 billion and $968.68 billion, respectively, for total net notional purchased protection of $45.20 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

Goldman Sachs March 2016 Form 10-Q	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents certain information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of March 2016
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$241,215	$ 6,035	$ 2,678	$ 8,852	$258,780

1 - 5 years	525,268	36,418	17,789	21,490	600,965

Greater than 5 years	92,695	12,286	4,343	1,595	110,919
Total	$859,178	$54,739	$24,810	$ 31,937	$970,664
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$766,408	$46,382	$17,797	$ 22,474	$853,061

Other	127,323	10,073	8,313	10,493	156,202
Fair Value of Written Credit Derivatives
Asset	$ 16,961	$ 961	$ 180	$ 111	$ 18,213

Liability	3,427	2,163	1,787	10,339	17,716
Net asset/(liability)	$ 13,534	$ (1,202)	$ (1,607)	$(10,228)	$ 497
As of December 2015
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$240,468	$ 2,859	$ 2,881	$ 10,533	$256,741

1 - 5 years	514,986	42,399	16,327	26,271	599,983

Greater than 5 years	57,054	6,481	1,567	1,651	66,753
Total	$812,508	$51,739	$20,775	$ 38,455	$923,477
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$722,436	$46,313	$19,556	$ 33,266	$821,571

Other	132,757	6,383	3,372	4,598	147,110
Fair Value of Written Credit Derivatives
Asset	$ 17,110	$ 924	$ 108	$ 190	$ 18,332

Liability	2,756	2,596	1,942	12,485	19,779
Net asset/(liability)	$ 14,354	$ (1,672)	$ (1,834)	$(12,295)	$ (1,447)

In the table above:

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

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $132 million and $(99) million for the three months ended March 2016 and March 2015, respectively.

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

	As of
$ in millions	March 2016	December 2015
Fair value of assets	$ 600	$ 466

Fair value of liabilities	668	794
Net liability	$ 68	$ 328
Notional amount	$9,235	$7,869

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

32	Goldman Sachs March 2016 Form 10-Q

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

	As of
$ in millions	March 2016	December 2015
Net derivative liabilities under bilateral agreements	$36,752	$29,836

Collateral posted	31,979	26,075

Additional collateral or termination payments for a one-notch downgrade	676	1,061

Additional collateral or termination payments for a two-notch downgrade	2,031	2,689

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

	Three Months Ended March
$ in millions	2016	2015
Interest rate hedges	$ 1,990	$ 942

Hedged borrowings and bank deposits	(2,028)	(1,050)
Hedge ineffectiveness	$ (38)	$ (108)

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

For qualifying net investment hedges, the gains or losses on the hedging instruments, to the extent effective, are included in “Currency translation” in the condensed consolidated statements of comprehensive income.

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March
$ in millions	2016	2015
Foreign currency forward contract hedges	$ (356)	$ 444

Foreign currency-denominated debt hedges	(150)	2

Goldman Sachs March 2016 Form 10-Q	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive loss were not material for the three months ended March 2016 or March 2015.

As of March 2016 and December 2015, the firm had designated $2.36 billion and $2.20 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	Repurchase agreements and substantially all resale agreements;

•	Securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution;

•	Substantially all other secured financings, including transfers of assets accounted for as financings rather than sales;

•	Certain unsecured short-term borrowings, consisting of all commercial paper and certain hybrid financial instruments;

•	Certain unsecured long-term borrowings, including certain prepaid commodity transactions and certain hybrid financial instruments;

•	Certain receivables from customers and counterparties, including transfers of assets accounted for as secured loans rather than purchases and certain margin loans;

•

Certain time deposits issued by the firm’s bank subsidiaries (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments; and

•	Certain subordinated liabilities issued by consolidated VIEs.

34	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The table below presents, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2016
Assets
Securities segregated for regulatory and other purposes	$17,681	$ 21,824	$ —	$ 39,505

Securities purchased under agreements to resell	—	127,189	—	127,189

Securities borrowed	—	66,212	—	66,212

Receivables from customers and counterparties	—	3,850	43	3,893
Total	$17,681	$ 219,075	$ 43	$ 236,799
Liabilities
Deposits	$ —	$ (12,449)	$ (2,585)	$ (15,034)

Securities sold under agreements to repurchase	—	(77,544)	(73)	(77,617)

Securities loaned	—	(972)	—	(972)

Other secured financings	—	(23,565)	(829)	(24,394)

Unsecured short-term borrowings	—	(15,079)	(4,167)	(19,246)

Unsecured long-term borrowings	—	(19,748)	(5,923)	(25,671)

Other liabilities and accrued expenses	—	(503)	(73)	(576)
Total	$ —	$(149,860)	$(13,650)	$(163,510)
As of December 2015
Assets
Securities segregated for regulatory and other purposes	$19,562	$ 18,942	$ —	$ 38,504

Securities purchased under agreements to resell	—	119,450	—	119,450

Securities borrowed	—	69,801	—	69,801

Receivables from customers and counterparties	—	4,947	45	4,992
Total	$19,562	$ 213,140	$ 45	$ 232,747
Liabilities
Deposits	$ —	$ (12,465)	$ (2,215)	$ (14,680)

Securities sold under agreements to repurchase	—	(85,998)	(71)	(86,069)

Securities loaned	—	(466)	—	(466)

Other secured financings	—	(22,658)	(549)	(23,207)

Unsecured short-term borrowings	—	(13,610)	(4,133)	(17,743)

Unsecured long-term borrowings	—	(18,049)	(4,224)	(22,273)

Other liabilities and accrued expenses	—	(1,201)	(52)	(1,253)
Total	$ —	$(154,447)	$(11,244)	$(165,691)

In the table above:

•	Securities segregated for regulatory and other purposes include segregated securities accounted for at fair value under the fair value option and consists of securities borrowed and resale agreements.

•	Level 1 other financial assets at fair value include U.S. Treasury securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP.

•	Other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.

Valuation Techniques and Significant Inputs

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both March 2016 and December 2015, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both March 2016 and December 2015, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

Goldman Sachs March 2016 Form 10-Q	35

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

As of March 2016:

•	Yield: 0.5% to 10.0% (weighted average: 3.1%)

•	Duration: 1.3 to 8.6 years (weighted average: 2.5 years)

As of December 2015:

•	Yield: 0.6% to 10.0% (weighted average: 2.7%)

•	Duration: 1.6 to 8.8 years (weighted average: 2.8 years)

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

Certain of the firm’s unsecured short-term and long-term borrowings are included in level 3, substantially all of which are hybrid financial instruments. As the significant unobservable inputs used to value hybrid financial instruments primarily relate to the embedded derivative component of these borrowings, these inputs are incorporated in the firm’s derivative disclosures related to unobservable inputs in Note 7.

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both March 2016 and December 2015, the firm’s level 3 receivables from customers and counterparties were not material.

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three months ended March 2016 and March 2015. The table below presents information about transfers between level 2 and level 3.

36	Goldman Sachs March 2016 Form 10-Q

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

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.
•

For the three months ended March 2016, the net realized and unrealized losses on level 3 other financial liabilities of $102 million (reflecting $16 million of realized losses and $86 million of unrealized losses) include losses of approximately $150 million, $3 million and $2 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings and gains of $53 million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

•

For the three months ended March 2015, the net realized and unrealized losses on level 3 other financial liabilities of $247 million (reflecting $20 million of realized losses and $227 million of unrealized losses) include losses of approximately $9 million, $231 million and $7 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

•

See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 other financial assets and liabilities and the activity related to transfers into and out of level 3.

	Level 3 Other Financial Assets and Liabilities at Fair Value
$ in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Three Months Ended March 2016
Receivables from customers and counterparties	$ 45	$ —	$ (1)	$ —	$ —	$ —	$ (1)	$ —	$ —	$ 43
Total other financial assets	$ 45	$ —	$ (1)	$ —	$ —	$ —	$ (1)	$ —	$ —	$ 43
Deposits	$ (2,215)	$ (2)	$(103)	$ —	$ —	$ (273)	$ 8	$ —	$ —	$ (2,585)

Securities sold under agreements to repurchase	(71)	—	(2)	—	—	—	—	—	—	(73)

Other secured financings	(549)	6	(34)	—	—	(225)	7	(45)	11	(829)

Unsecured short-term borrowings	(4,133)	(16)	17	—	—	(1,159)	1,450	(492)	166	(4,167)

Unsecured long-term borrowings	(4,224)	(6)	36	(2)	—	(1,893)	39	(136)	263	(5,923)

Other liabilities and accrued expenses	(52)	2	—	—	—	(23)	—	—	—	(73)
Total other financial liabilities	$(11,244)	$(16)	$ (86)	$ (2)	$ —	$(3,573)	$1,504	$ (673)	$ 440	$(13,650)
Three Months Ended March 2015
Receivables from customers and counterparties	$ 56	$ —	$ (5)	$ —	$ —	$ —	$ (20)	$ 7	$ —	$ 38
Total other financial assets	$ 56	$ —	$ (5)	$ —	$ —	$ —	$ (20)	$ 7	$ —	$ 38
Deposits	$ (1,065)	$ (1)	$ (21)	$ —	$ —	$ (298)	$ 35	$ —	$ —	$ (1,350)

Securities sold under agreements to repurchase	(124)	—	(1)	—	—	—	42	—	—	(83)

Other secured financings	(1,091)	(7)	13	—	—	(3)	205	(185)	2	(1,066)

Unsecured short-term borrowings	(3,712)	(10)	(84)	—	—	(875)	800	(465)	337	(4,009)

Unsecured long-term borrowings	(2,585)	(1)	28	—	—	(574)	223	(209)	215	(2,903)

Other liabilities and accrued expenses	(715)	(1)	(162)	—	—	—	—	—	—	(878)
Total other financial liabilities	$ (9,292)	$(20)	$(227)	$ —	$ —	$(1,750)	$1,305	$ (859)	$ 554	$(10,289)

Goldman Sachs March 2016 Form 10-Q	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended March 2016. The net unrealized loss on level 3 other financial assets and liabilities of $87 million (reflecting $1 million of losses on other financial assets and $86 million of losses on other financial liabilities) for the three months ended March 2016 primarily consisted of losses on certain hybrid financial instruments included in deposits, principally due to the impact of a decrease in interest rates.

Transfers into level 3 of other financial liabilities during the three months ended March 2016 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings from level 2, principally due to unobservable inputs becoming significant to the valuation of these instruments, and transfers from level 3 unsecured long-term borrowings to level 3 unsecured short-term borrowings, as these borrowings neared maturity.

Transfers out of level 3 of other financial liabilities during the three months ended March 2016 primarily reflected transfers to level 3 unsecured short-term borrowings from level 3 unsecured long-term borrowings, as these borrowings neared maturity, and transfers of certain other hybrid financial instruments included in unsecured short-term and unsecured long-term borrowings to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments.

Three Months Ended March 2015. The net unrealized loss on level 3 other financial assets and liabilities of $232 million (reflecting $5 million of losses on other financial assets and $227 million of losses on other financial liabilities) for the three months ended March 2015 primarily consisted of losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments, and certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in global equity prices.

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

38	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Gains and Losses on Financial Assets and Financial Liabilities Accounted for at Fair Value Under the Fair Value Option

The table below presents the gains and losses recognized in earnings as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities. These gains and losses are included in “Market making” and “Other principal transactions.” The table below also includes gains and losses on the embedded derivative component of hybrid financial instruments included in unsecured short-term borrowings, unsecured long-term borrowings and deposits. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

	Three Months Ended March
$ in millions	2016	2015
Unsecured short-term borrowings	$ 198	$ (705)

Unsecured long-term borrowings	(422)	(66)

Other liabilities and accrued expenses	(28)	(164)

Other	(462)	(224)
Total	$(714)	$(1,159)

In the table above:

•

Gains/(losses) exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•

Unsecured short-term borrowings includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $205 million and $(695) million for the three months ended March 2016 and March 2015, respectively.

•

Unsecured long-term borrowings includes losses on the embedded derivative component of hybrid financial instruments of $338 million and $33 million for the three months ended March 2016 and March 2015, respectively.

•	Other liabilities and accrued expenses includes gains/(losses) on certain subordinated liabilities issued by consolidated VIEs.

•	Substantially all of Other consists of gains/(losses) on receivables from customers and counterparties, deposits and other secured financings.

Excluding the gains and losses on the instruments accounted for under the fair value option described above, “Market making” and “Other principal transactions” primarily represent gains and losses on “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value.”

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected. In the table below, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.

	As of
$ in millions	March 2016	December 2015
Performing loans and long-term receivables
Aggregate contractual principal in excess of the related fair value	$1,215	$1,330

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of the related fair value (excluding loans carried at zero fair value and considered uncollectible)	8,981	9,600

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	2,434	2,391

As of March 2016 and December 2015, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $178 million and $211 million, respectively, and the related total contractual amount of these lending commitments was $11.58 billion and $14.01 billion, respectively. See Note 18 for further information about lending commitments.

Goldman Sachs March 2016 Form 10-Q	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $618 million and $362 million as of March 2016 and December 2015, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $488 million and $1.12 billion as of March 2016 and December 2015, respectively. The amounts above include both principal and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $51 million and $375 million for the three months ended March 2016 and March 2015, respectively. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads. The net DVA on such financial liabilities was a loss of $24 million ($12 million, net of tax) for the three months ended March 2016 and was included in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income. The gains/(losses) reclassified to earnings from accumulated other comprehensive loss were not material for the three months ended March 2016.

Note 9.

Loans Receivable

Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of
$ in millions	March 2016	December 2015
Corporate loans	$23,096	$20,740

Loans to private wealth management clients	14,183	13,961

Loans backed by commercial real estate	5,013	5,271

Loans backed by residential real estate	2,238	2,316

Other loans	3,883	3,533
Total loans receivable, gross	48,413	45,821

Allowance for loan losses	(489)	(414)
Total loans receivable	$47,924	$45,407

As of March 2016 and December 2015, the fair value of loans receivable was $47.61 billion and $45.19 billion, respectively. As of March 2016, had these loans been carried at fair value and included in the fair value hierarchy, $23.11 billion and $24.50 billion would have been classified in level 2 and level 3, respectively. As of December 2015, had these loans been carried at fair value and included in the fair value hierarchy, $23.91 billion and $21.28 billion would have been classified in level 2 and level 3, respectively.

The firm also extends lending commitments that are held for investment and accounted for on an accrual basis. As of March 2016 and December 2015, such lending commitments were $90.83 billion and $93.92 billion, respectively, substantially all of which were extended to corporate borrowers. The carrying value and the estimated fair value of such lending commitments were liabilities of $306 million and $3.22 billion, respectively, as of March 2016, and $291 million and $3.32 billion, respectively, as of December 2015. As of March 2016, had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.36 billion and $1.86 billion would have been classified in level 2 and level 3, respectively. As of December 2015, had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.35 billion and $1.97 billion would have been classified in level 2 and level 3, respectively.

40	Goldman Sachs March 2016 Form 10-Q

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

As of March 2016, the carrying value of PCI loans was $2.31 billion (including $1.16 billion, $1.13 billion and $25 million related to loans backed by commercial real estate, loans backed by residential real estate and other consumer loans, respectively). The outstanding principal balance and accretable yield related to such loans was $5.91 billion and $274 million, respectively, as of March 2016. At the time of acquisition, the fair value, related expected cash flows, and the contractually required cash flows of PCI loans acquired during the three months ended March 2016 was $214 million, $253 million and $526 million, respectively. As of December 2015, the carrying value of PCI loans was $2.12 billion (including $1.16 billion, $941 million and $23 million related to loans backed by commercial real estate, loans backed by residential real estate and other consumer loans, respectively). The outstanding principal balance and accretable yield related to such loans was $5.54 billion and $234 million, respectively, as of December 2015.

Goldman Sachs March 2016 Form 10-Q	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit Quality

The firm’s risk assessment process includes evaluating the credit quality of its loans receivable. For loans receivable (excluding PCI loans), the firm performs credit reviews which include initial and ongoing analyses of its borrowers. A credit review is an independent analysis of the capacity and willingness of a borrower to meet its financial obligations, resulting in an internal credit rating. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the borrower’s industry, and the economic environment. The firm also assigns a regulatory risk rating to such loans based on the definitions provided by the U.S. federal bank regulatory agencies. Such loans are determined to be impaired when it is probable that the firm will not be able to collect all principal and interest due under the contractual terms of the loan. At that time, loans are placed on non-accrual status and all accrued but uncollected interest is reversed against interest income, and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance. As of March 2016 and December 2015, impaired loans receivable (excluding PCI loans) in non-accrual status were $440 million and $223 million, respectively.

For PCI loans, the firm’s risk assessment process includes reviewing certain key metrics, such as delinquency status, collateral values, credit scores and other risk factors. When it is determined that the firm cannot reasonably estimate expected cash flows on the PCI loans or pools of loans, such loans are placed on non-accrual status.

The table below presents gross loans receivable (excluding PCI loans of $2.31 billion and $2.12 billion as of March 2016 and December 2015, respectively, which are not assigned a credit rating equivalent) and related lending commitments by the firm’s internally determined public rating agency equivalent and by regulatory risk rating. Non-criticized/pass loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent As of March 2016
Investment-grade	$20,100	$63,119	$ 83,219

Non-investment-grade	26,002	27,706	53,708
Total	$46,102	$90,825	$136,927
As of December 2015
Investment-grade	$19,459	$64,898	$ 84,357

Non-investment-grade	24,241	29,021	53,262
Total	$43,700	$93,919	$137,619
Regulatory Risk Rating As of March 2016
Non-criticized/pass	$43,568	$88,065	$131,633

Criticized	2,534	2,760	5,294
Total	$46,102	$90,825	$136,927
As of December 2015
Non-criticized/pass	$40,967	$92,021	$132,988

Criticized	2,733	1,898	4,631
Total	$43,700	$93,919	$137,619

42	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Losses on Loans and Lending Commitments

The firm’s allowance for loan losses is comprised of specific loan-level reserves, portfolio level reserves, and reserves on PCI loans as described below:

•	Specific loan-level reserves are determined on loans (excluding PCI loans) that exhibit credit quality weakness and are therefore individually evaluated for impairment.

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

The allowance for loan losses is determined using various inputs, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority and collateral type. Management’s estimate of loan losses entails judgment about loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used. Loans are charged off against the allowance for loan losses when deemed to be uncollectible. As of March 2016 and December 2015, substantially all of the firm’s loans receivable were evaluated for impairment at the portfolio level.

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and is included in “Other liabilities and accrued expenses” in the condensed consolidated statements of financial condition. As of March 2016 and December 2015, substantially all of such lending commitments were evaluated for impairment at the portfolio level.

The table below presents changes in the allowance for loan losses and the allowance for losses on lending commitments. In the table below, “Other” represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

$ in millions	Three Months Ended March 2016	Year Ended December 2015
Allowance for loan losses
Balance, beginning of period	$414	$228

Charge-offs	—	(1)

Provision for loan losses	99	187

Other	(24)	—
Balance, end of period	$489	$414
Allowance for losses on lending commitments
Balance, beginning of period	$188	$ 86

Provision for losses on lending commitments	37	102

Other	(12)	—
Balance, end of period	$213	$188

The provision for losses on loans and lending commitments is included in “Other principal transactions” in the condensed consolidated statements of earnings. As of March 2016 and December 2015, substantially all of the allowance for loan losses and allowance for losses on lending commitments were related to corporate loans and corporate lending commitments and were primarily determined at the portfolio level. The firm did not have any allowance for losses on PCI loans as of March 2016 and December 2015.

Goldman Sachs March 2016 Form 10-Q	43

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	March 2016	December 2015
Securities purchased under agreements to resell	$128,513	$120,905

Securities borrowed	180,603	172,099

Securities sold under agreements to repurchase	77,617	86,069

Securities loaned	4,427	3,614

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•	As of March 2016 and December 2015, $66.21 billion and $69.80 billion of securities borrowed, and $972 million and $466 million of securities loaned were at fair value, respectively.

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

Even though repurchase and resale agreements (including “repos- and reverses-to-maturity”) involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold before or at the maturity of the agreement. The financial instruments purchased or sold in resale and repurchase agreements typically include U.S. government and federal agency, and investment-grade sovereign obligations.

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

44	Goldman Sachs March 2016 Form 10-Q

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of March 2016 and December 2015.

Offsetting Arrangements

The table below presents the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of counterparty netting included in the condensed consolidated statements of financial condition. The tables below also present the amounts not offset in the condensed consolidated statements of financial condition, including counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of cash or securities collateral received or posted subject to enforceable credit support agreements.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of March 2016
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 185,335	$ 191,397	$118,919	$ 8,917

Counterparty netting	(41,302)	(4,490)	(41,302)	(4,490)
Total	144,033 [1]	186,907 [1]	77,617	4,427
Amounts not offset in the condensed consolidated statements of financial condition
Counterparty netting	(6,124)	(1,493)	(6,124)	(1,493)

Collateral	(136,339)	(176,455)	(70,161)	(2,674)
Total	$ 1,570	$ 8,959	$ 1,332	$ 260

As of December 2015
Amounts included in the condensed consolidated statements of financial condition
Gross carrying value	$ 163,199	$ 180,203	$114,960	$ 6,179

Counterparty netting	(28,891)	(2,565)	(28,891)	(2,565)
Total	134,308 [1]	177,638 [1]	86,069	3,614
Amounts not offset in the condensed consolidated statements of financial condition
Counterparty netting	(4,979)	(1,732)	(4,979)	(1,732)

Collateral	(125,561)	(167,061)	(78,958)	(1,721)
Total	$ 3,768	$ 8,845	$ 2,132	$ 161

1.

As of March 2016 and December 2015, the firm had $15.52 billion and $13.40 billion, respectively, of securities received under resale agreements, and $6.30 billion and $5.54 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

Goldman Sachs March 2016 Form 10-Q	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of March 2016
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 472	$ —

U.S. government and federal agency obligations	52,083	108

Non-U.S. government and agency obligations	41,608	2,209

Securities backed by commercial real estate	56	—

Securities backed by residential real estate	856	—

Corporate debt securities	6,727	38

State and municipal obligations	175	—

Other debt obligations	78	—

Equities and convertible debentures	16,864	6,562
Total	$118,919	$8,917
As of December 2015
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 806	$ —

U.S. government and federal agency obligations	54,856	101

Non-U.S. government and agency obligations	31,547	2,465

Securities backed by commercial real estate	269	—

Securities backed by residential real estate	2,059	—

Corporate debt securities	6,877	30

State and municipal obligations	609	—

Other debt obligations	101	—

Equities and convertible debentures	17,836	3,583
Total	$114,960	$6,179

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of March 2016
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 34,115	$5,504

2 - 30 days	37,023	2,435

31 - 90 days	16,890	500

91 days - 1 year	24,679	478

Greater than 1 year	6,212	—
Total	$118,919	$8,917

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

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

Other secured financings include arrangements that are nonrecourse. As of March 2016 and December 2015, nonrecourse other secured financings were $2.48 billion and $2.20 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of March 2016 and December 2015.

46	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2016
Other secured financings (short-term):
At fair value	$ 8,151	$ 6,193	$14,344

At amortized cost	581	224	805

Weighted average interest rates	2.96%	2.37%

Other secured financings (long-term):
At fair value	7,194	2,856	10,050

At amortized cost	619	357	976

Weighted average interest rates	3.07%	1.83%
Total [1]	$16,545	$ 9,630	$26,175
Amount of other secured financings collateralized by:
Financial instruments [2]	$15,616	$ 9,259	$24,875

Other assets	929	371	1,300
As of December 2015
Other secured financings (short-term):
At fair value	$ 7,952	$ 5,448	$13,400

At amortized cost	514	319	833

Weighted average interest rates	2.93%	3.83%

Other secured financings (long-term):
At fair value	6,702	3,105	9,807

At amortized cost	370	343	713

Weighted average interest rates	2.87%	1.54%
Total [1]	$15,538	$ 9,215	$24,753
Amount of other secured financings collateralized by:
Financial instruments [2]	$14,862	$ 8,872	$23,734

Other assets	676	343	1,019

1.

Includes $464 million and $334 million related to transfers of financial assets accounted for as financings rather than sales as of March 2016 and December 2015, respectively. Such financings were collateralized by financial assets of $465 million and $336 million as of March 2016 and December 2015, respectively, primarily included in “Financial instruments owned, at fair value.”

2.

Includes $15.05 billion and $14.98 billion of other secured financings collateralized by financial instruments owned, at fair value as of March 2016 and December 2015, respectively, and includes $9.83 billion and $8.76 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of March 2016 and December 2015, respectively.

In the table above:

•

Short-term secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	Weighted average interest rates exclude secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

The table below presents other secured financings by maturity date.

$ in millions	As of March 2016
Other secured financings (short-term)	$15,149

Other secured financings (long-term):
2017	5,741

2018	2,826

2019	605

2020	1,120

2021	184

2022 - thereafter	550
Total other secured financings (long-term)	11,026
Total other secured financings	$26,175

In the table above:

•	Long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

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

The firm also pledges certain financial instruments owned, at fair value in connection with repurchase agreements, securities loaned transactions and other secured financings, and other assets (substantially all real estate and cash) in connection with other secured financings to counterparties who may or may not have the right to deliver or repledge them.

Goldman Sachs March 2016 Form 10-Q	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged by the firm.

	As of
$ in millions	March 2016	December 2015
Collateral available to be delivered or repledged [1]	$674,270	$636,684

Collateral that was delivered or repledged	532,874	496,240

1.

As of March 2016 and December 2015, amounts exclude $15.52 billion and $13.40 billion, respectively, of securities received under resale agreements, and $6.30 billion and $5.54 billion, respectively, of securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated to satisfy certain regulatory requirements.

The table below presents information about assets pledged.

	As of
$ in millions	March 2016	December 2015
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$53,548	$54,426

Did not have the right to deliver or repledge	58,627	63,880

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	2,402	1,841

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

The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement as of the end of the period.

	Three Months Ended March
$ in millions	2016	2015
Residential mortgages	$623	$4,610

Commercial mortgages	177	2,164
Total	$800	$6,774
Cash flows on retained interests	$ 21	$ 40

48	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

$ in millions	Outstanding Principal Amount	Fair Value of Retained Interests	Fair Value of Purchased Interests
As of March 2016
U.S. government agency-issued collateralized mortgage obligations	$35,170	$ 543	$ 6

Other residential mortgage-backed	1,648	67	—

Other commercial mortgage-backed	3,698	88	30

CDOs, CLOs and other	2,710	41	9
Total	$43,226	$ 739	$45
As of December 2015
U.S. government agency-issued collateralized mortgage obligations	$39,088	$ 846	$20

Other residential mortgage-backed	2,195	154	17

Other commercial mortgage-backed	6,842	115	28

CDOs, CLOs and other	2,732	44	7
Total	$50,857	$1,159	$72

In the table above:

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

•	Substantially all of the total outstanding principal amount and total fair value of retained interests as of March 2016 and December 2015 relate to securitizations during 2012 and thereafter.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $80 million and $92 million as of March 2016 and December 2015, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

The table below presents the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of
$ in millions	March 2016	December 2015
Fair value of retained interests	$ 698	$ 1,115

Weighted average life (years)	7.5	7.5

Constant prepayment rate	12.7%	10.4%

Impact of 10% adverse change	$ (17)	$ (22)

Impact of 20% adverse change	(34)	(43)

Discount rate	5.4%	5.5%

Impact of 10% adverse change	$ (15)	$ (28)

Impact of 20% adverse change	(30)	(55)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $41 million and a weighted average life of 3.0 years as of March 2016, and a fair value of $44 million and a weighted average life of 3.5 years as of December 2015. Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of March 2016 and December 2015. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $41 million and $44 million as of March 2016 and December 2015, respectively.

Goldman Sachs March 2016 Form 10-Q	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12.

Variable Interest Entities

A variable interest in a VIE is an investment (e.g., debt or equity securities) or other interest (e.g., derivatives or loans and lending commitments) that will absorb portions of the VIE’s expected losses and/or receive portions of the VIE’s expected residual returns.

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

VIE Consolidation Analysis

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

VIE Activities

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

50	Goldman Sachs March 2016 Form 10-Q

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

Investments in Funds and Other VIEs. The firm makes equity investments in certain of the investment fund VIEs it manages, and is entitled to receive fees from these VIEs. The firm typically does not sell assets to, or enter into derivatives with, these VIEs. Other VIEs primarily includes nonconsolidated power-related VIEs. The firm purchases debt and equity securities issued by VIEs that hold power-related assets, and may provide commitments to these VIEs.

Adoption of ASU No. 2015-02

The firm adopted ASU No. 2015-02 as of January 1, 2016. Upon adoption, certain of the firm’s investments in entities that were previously classified as voting interest entities are now classified as VIEs. These include investments in certain limited partnership entities that have been deconsolidated upon adoption as certain fee interests are not considered significant interests under the guidance, and the firm is no longer deemed to have a controlling financial interest in such entities. See Note 3 for further information about the adoption of ASU No. 2015-02.

Nonconsolidated VIEs. As a result of adoption as of January 1, 2016, “Investments in funds and other” nonconsolidated VIEs included $10.70 billion in “Assets in VIEs,” $543 million in “Carrying value of variable interests — assets” and $559 million in “Maximum Exposure to Loss” related to investments in limited partnership entities that were previously classified as nonconsolidated voting interest entities.

Consolidated VIEs. As a result of adoption as of January 1, 2016, “Real estate, credit-related and other investing” consolidated VIEs included $302 million of assets, substantially all included in “Financial instruments owned, at fair value,” and $122 million of liabilities, included in “Other liabilities and accrued expenses” primarily related to investments in limited partnership entities that were previously classified as consolidated voting interest entities.

Goldman Sachs March 2016 Form 10-Q	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonconsolidated VIEs

The table below presents information about nonconsolidated VIEs in which the firm holds variable interests.

	As of
$ in millions	March 2016	December 2015
Mortgage-backed [1]
Assets in VIEs	$51,020	$62,672

Carrying value of variable interests — assets	1,702	2,439

Maximum Exposure to Loss
Retained interests	698	1,115

Purchased interests	1,004	1,324

Commitments and guarantees	41	40

Derivatives	216	222
Total maximum exposure to loss	1,959	2,701
Corporate CDOs and CLOs
Assets in VIEs	6,207	6,493

Carrying value of variable interests — assets	754	624

Carrying value of variable interests — liabilities	34	29

Maximum Exposure to Loss
Retained interests	2	3

Purchased interests	123	106

Commitments and guarantees	910	647

Derivatives	1,763	2,633

Loans and investments	427	265
Total maximum exposure to loss	3,225	3,654
Real estate, credit-related and other investing
Assets in VIEs	9,923	9,793

Carrying value of variable interests — assets	3,632	3,557

Carrying value of variable interests — liabilities	4	3

Maximum Exposure to Loss
Commitments and guarantees	597	570

Loans and investments	3,632	3,557
Total maximum exposure to loss	4,229	4,127
Other asset-backed
Assets in VIEs	6,326	7,026

Carrying value of variable interests — assets	226	265

Carrying value of variable interests — liabilities	113	145

Maximum Exposure to Loss
Retained interests	39	41

Purchased interests	29	98

Commitments and guarantees	500	500

Derivatives	4,136	4,075
Total maximum exposure to loss	4,704	4,714
Investments in funds and other
Assets in VIEs	14,548	4,161

Carrying value of variable interests — assets	931	286

Maximum Exposure to Loss
Commitments and guarantees	250	263

Derivatives	6	6

Loans and investments	931	286
Total maximum exposure to loss	1,187	555
Total nonconsolidated VIEs
Assets in VIEs	88,024	90,145

Carrying value of variable interests — assets	7,245	7,171

Carrying value of variable interests — liabilities	151	177

Maximum Exposure to Loss
Retained interests	739	1,159

Purchased interests	1,156	1,528

Commitments and guarantees [2]	2,298	2,020

Derivatives [2]	6,121	6,936

Loans and investments	4,990	4,108
Total maximum exposure to loss	$15,304	$15,751

1.

Assets in VIEs and maximum exposure to loss include $4.16 billion and $469 million, respectively, as of March 2016, and $4.08 billion and $502 million, respectively, as of December 2015, related to CDOs backed by mortgage obligations.

2.	Includes $1.57 billion and $1.52 billion as of March 2016 and December 2015, respectively, related to commitments and derivative transactions with VIEs to which the firm transferred assets.

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statements of financial condition as follows:

•

Substantially all assets held by the firm related to mortgage-backed, corporate CDO and CLO and investments in funds and other VIEs are included in “Financial instruments owned, at fair value.” Substantially all liabilities held by the firm related to corporate CDO and CLO VIEs are included in “Financial instruments sold, but not yet purchased, at fair value;”

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

52	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated VIEs

The table below presents the carrying amount and classification of assets and liabilities in consolidated VIEs.

	As of
$ in millions	March 2016	December 2015
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 178	$ 374

Cash and securities segregated for regulatory and other purposes	57	49

Receivables from brokers, dealers and clearing organizations	—	1

Receivables from customers and counterparties	13	—

Loans receivable	1,547	1,534

Financial instruments owned, at fair value	1,873	1,585

Other assets	576	456
Total	4,244	3,999
Liabilities
Other secured financings	370	332

Payables to brokers, dealers and clearing organizations	1	—

Payables to customers and counterparties	2	2

Financial instruments sold, but not yet purchased, at fair value	12	16

Other liabilities and accrued expenses	695	556
Total	1,080	906
CDOs, mortgage-backed and other asset-backed
Assets
Financial instruments owned, at fair value	372	572

Other assets	9	15
Total	381	587
Liabilities
Other secured financings	204	113

Payables to customers and counterparties	—	432
Total	204	545
Principal-protected notes
Assets
Cash and cash equivalents	9	—

Financial instruments owned, at fair value	100	126
Total	109	126
Liabilities
Other secured financings	466	413

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	426	416

Unsecured long-term borrowings	320	312
Total	1,212	1,141
Total consolidated VIEs
Assets
Cash and cash equivalents	187	374

Cash and securities segregated for regulatory and other purposes	57	49

Receivables from brokers, dealers and clearing organizations	—	1

Receivables from customers and counterparties	13	—

Loans receivable	1,547	1,534

Financial instruments owned, at fair value	2,345	2,283

Other assets	585	471
Total	4,734	4,712
Liabilities
Other secured financings	1,040	858

Payables to brokers, dealers and clearing organizations	1	—

Payables to customers and counterparties	2	434

Financial instruments sold, but not yet purchased, at fair value	12	16

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	426	416

Unsecured long-term borrowings	320	312

Other liabilities and accrued expenses	695	556
Total	$2,496	$2,592

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

•	Assets and liabilities exclude the benefit of offsetting financial instruments that are held to mitigate the risks associated with the firm’s variable interests.

Note 13.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
$ in millions	March 2016	December 2015
Property, leasehold improvements and equipment	$10,612	$ 9,956

Goodwill and identifiable intangible assets	4,136	4,148

Income tax-related assets	5,783	5,548

Equity-method investments [1]	237	258

Miscellaneous receivables and other [2,3]	3,500	5,308
Total	$24,268	$25,218

1.

Excludes investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $7.11 billion and $6.59 billion as of March 2016 and December 2015, respectively, all of which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

2.	Includes $599 million and $581 million of investments in qualified affordable housing projects as of March 2016 and December 2015, respectively.

3.	The decrease from December 2015 to March 2016 reflects the sale of assets previously classified as held for sale related to certain of the firm’s consolidated investments.

Goldman Sachs March 2016 Form 10-Q	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is net of accumulated depreciation and amortization of $7.95 billion and $7.77 billion as of March 2016 and December 2015, respectively. Property, leasehold improvements and equipment included $5.96 billion and $5.93 billion as of March 2016 and December 2015, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the useful life of the software.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets.

	Goodwill as of
$ in millions	March 2016	December 2015
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,404	2,402

Securities Services	105	105

Investing & Lending	2	2

Investment Management	598	598
Total	$3,659	$3,657

	Identifiable Intangible Assets as of
$ in millions	March 2016	December 2015
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	$ 73	$ 92

Equities Client Execution	189	193

Investing & Lending	91	75

Investment Management	124	131
Total	$ 477	$ 491

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

There were no events or changes in circumstances during the three months ended March 2016 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying amount as of March 2016.

54	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets. The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining useful lives.

	As of
$ in millions	March 2016	Weighted Average Remaining Useful Lives (years)	December 2015
Customer lists
Gross carrying amount	$ 1,065		$ 1,072

Accumulated amortization	(787)		(777)
Net carrying amount	278	6	295

Commodities-related
Gross carrying amount	184		185

Accumulated amortization	(111)		(94)
Net carrying amount	73	7	91

Other
Gross carrying amount	298		264

Accumulated amortization	(172)		(159)
Net carrying amount	126	6	105

Total
Gross carrying amount	1,547		1,521

Accumulated amortization	(1,070)		(1,030)
Net carrying amount	$ 477	6	$ 491

In the table above:

•	The net carrying amount of commodities-related intangibles primarily includes transportation rights.

•	The net carrying amount of other intangibles primarily includes intangible assets related to acquired leases.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives using the straight-line method or based on economic usage for certain customer lists and commodities-related intangibles.

The tables below present details about amortization of identifiable intangible assets.

	Three Months Ended March
$ in millions	2016	2015
Amortization	$ 47	$ 43

$ in millions Estimated future amortization	As of March 2016
Remainder of 2016	$ 93

2017	121

2018	103

2019	71

2020	25

2021	17

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

During the quarters ended March 2016 and March 2015, impairments were not material to the firm’s results of operations or financial condition.

Goldman Sachs March 2016 Form 10-Q	55

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

	As of
$ in millions	March 2016	December 2015
U.S. offices	$ 87,422	$81,920

Non-U.S. offices	17,444	15,599
Total	$104,866	$97,519

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of March 2016
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2016	$ 7,934	$8,442	$16,376

2017	7,267	875	8,142

2018	4,698	69	4,767

2019	4,654	—	4,654

2020	3,689	—	3,689

2021	2,933	42	2,975

2022 - thereafter	7,019	136	7,155
Total	$38,194	$9,564	$47,758	[1,2]

1.	Includes $1.95 billion and $7.78 billion of deposits greater than $250,000 in U.S. and non-U.S. offices, respectively.

2.	Includes $15.03 billion of time deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

As of March 2016 and December 2015, deposits include $57.11 billion and $54.51 billion, respectively, of savings and demand deposits, which have no stated maturity, and were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert substantially all of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. Accordingly, the carrying value of time deposits approximated fair value as of March 2016 and December 2015. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of March 2016 and December 2015.

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
$ in millions	March 2016	December 2015
Other secured financings (short-term)	$15,149	$14,233

Unsecured short-term borrowings	46,691	42,787
Total	$61,840	$57,020

See Note 10 for information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2016 and December 2015.

The table below presents details about the firm’s unsecured short-term borrowings. The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

	As of
$ in millions	March 2016	December 2015
Current portion of unsecured long-term borrowings	$28,678	$25,373

Hybrid financial instruments	13,765	12,956

Commercial paper	133	208

Other short-term borrowings	4,115	4,250
Total	$46,691	$42,787
Weighted average interest rate	1.85%	1.52%

56	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
$ in millions	March 2016	December 2015
Other secured financings (long-term)	$ 11,026	$ 10,520

Unsecured long-term borrowings	180,159	175,422
Total	$191,185	$185,942

See Note 10 for information about other secured financings.

The table below presents unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings. Floating interest rates generally are based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2016
Fixed-rate obligations [1]	$ 92,405	$31,948	$124,353

Floating-rate obligations	34,825	20,981	55,806
Total	$127,230	$52,929	$180,159
As of December 2015
Fixed-rate obligations [1]	$ 92,190	$30,703	$122,893

Floating-rate obligations	33,543	18,986	52,529
Total	$125,733	$49,689	$175,422

1.

Interest rates on U.S. dollar-denominated debt ranged from 1.60% to 10.04% (with a weighted average rate of 4.82%) and 1.60% to 10.04% (with a weighted average rate of 4.89%) as of March 2016 and December 2015, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.02% to 13.00% (with a weighted average rate of 3.43%) and 0.40% to 13.00% (with a weighted average rate of 3.81%) as of March 2016 and December 2015, respectively.

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of March 2016
2017	$ 14,529

2018	25,382

2019	18,722

2020	19,125

2021	12,695

2022 - thereafter	89,706
Total [1]	$180,159

1.

Includes $9.91 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $250 million in 2017, $620 million in 2018, $518 million in 2019, $542 million in 2020, $814 million in 2021, and $7.17 billion in 2022 and thereafter.

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

The firm designates certain derivatives as fair value hedges to convert a majority of the amount of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of March 2016 and December 2015. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be a decrease of less than 1% and an increase of less than 1% in the carrying value of such borrowings as of March 2016 and December 2015, respectively. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2016 and December 2015.

Goldman Sachs March 2016 Form 10-Q	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a majority of the amount of fixed-rate obligations to floating-rate obligations.

	As of
$ in millions	March 2016	December 2015
Fixed-rate obligations
At fair value	$ 40	$ 21

At amortized cost [1]	62,158	55,017

Floating-rate obligations
At fair value	25,631	22,252

At amortized cost [1]	92,330	98,132
Total	$180,159	$175,422

1.

The weighted average interest rates on the aggregate amounts were 2.81% (4.14% related to fixed-rate obligations and 1.90% related to floating-rate obligations) and 2.73% (4.33% related to fixed-rate obligations and 1.84% related to floating-rate obligations) as of March 2016 and December 2015, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both March 2016 and December 2015, subordinated debt had maturities ranging from 2017 to 2045.

The table below presents subordinated borrowings. The weighted average interest rates for these borrowings include the effect of fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

$ in millions	Par Amount	Carrying Amount	Rate
As of March 2016
Subordinated debt	$15,983	$19,033	4.12%

Junior subordinated debt	1,360	1,815	5.80%
Total subordinated borrowings	$17,343	$20,848	4.26%
As of December 2015
Subordinated debt	$18,004	$20,784	3.79%

Junior subordinated debt	1,359	1,817	5.77%
Total subordinated borrowings	$19,363	$22,601	3.93%

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

The firm has the right to defer payments on the junior subordinated debt, subject to limitations. During any such deferral period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. However, as Group Inc. fully and unconditionally guarantees the payment of the distribution and redemption amounts when due on a senior basis on the senior guaranteed trust securities issued by the 2012 Trusts, if the 2012 Trusts are unable to make scheduled distributions to the holders of the senior guaranteed trust securities, under the guarantee, Group Inc. would be obligated to make those payments. As such, junior subordinated debt held by the 2012 Trusts for the benefit of investors, included in “Unsecured short-term borrowings” in the condensed consolidated statements of financial condition, is not classified as subordinated borrowings.

58	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The APEX Trusts and the 2012 Trusts are Delaware statutory trusts sponsored by the firm and wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

The firm has covenanted in favor of the holders of Group Inc.’s 6.345% junior subordinated debt due February 15, 2034, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by the APEX Trusts or shares of Group Inc.’s Series E or Series F Preferred Stock prior to specified dates in 2022 for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities. During the first quarter of 2016, the firm exchanged a par amount of $672 million of APEX issued by the APEX Trusts for a corresponding redemption value of the Series E and Series F Preferred Stock, which was permitted under the covenants referenced above. See Note 19 for additional information about this exchange.

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
$ in millions	March 2016	December 2015
Compensation and benefits	$ 3,622	$ 8,149

Noncontrolling interests	387	459

Income tax-related liabilities	1,213	1,280

Employee interests in consolidated funds	136	149

Subordinated liabilities issued by consolidated VIEs	529	501

Accrued expenses and other [1]	7,426	8,355
Total	$13,313	$18,893

1.	The decrease from December 2015 to March 2016 reflects the sale of liabilities previously classified as held for sale related to certain of the firm’s consolidated investments.

Goldman Sachs March 2016 Form 10-Q	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and

Guarantees

Commitments

The table below presents the firm’s commitments by type.

	As of
$ in millions	March 2016	December 2015
Commitments to extend credit
Commercial lending:
Investment-grade	$ 67,876	$ 72,428

Non-investment-grade	36,529	41,277

Warehouse financing	3,553	3,453
Total commitments to extend credit	107,958	117,158

Contingent and forward starting resale and securities borrowing agreements	56,227	28,874

Forward starting repurchase and secured lending agreements	12,622	5,878

Letters of credit	352	249

Investment commitments	4,407	6,054

Other	5,201	6,944
Total commitments	$186,767	$165,157

The table below presents the firm’s commitments by period of expiration.

	As of March 2016
$ in millions	Remainder of 2016	2017 - 2018	2019 - 2020	2021 - Thereafter
Commitments to extend credit
Commercial lending:
Investment-grade	$10,162	$17,519	$33,701	$ 6,494

Non-investment-grade	7,223	8,696	15,429	5,181

Warehouse financing	465	1,624	156	1,308
Total commitments to extend credit	17,850	27,839	49,286	12,983

Contingent and forward starting resale and securities borrowing agreements	56,191	36	—	—

Forward starting repurchase and secured lending agreements	12,622	—	—	—

Letters of credit	174	171	3	4

Investment commitments	2,772	420	28	1,187

Other	4,724	351	76	50
Total commitments	$94,333	$28,817	$49,393	$14,224

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

As of March 2016 and December 2015, $90.83 billion and $93.92 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments. In addition, as of March 2016 and December 2015, $6.18 billion and $9.92 billion, respectively, of the firm’s lending commitments were held for sale and were accounted for at the lower of cost or fair value.

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

60	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $27.33 billion and $27.03 billion as of March 2016 and December 2015, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $768 million of protection had been provided as of both March 2016 and December 2015. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments include commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments include $2.74 billion and $2.86 billion as of March 2016 and December 2015, respectively, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of March 2016
Remainder of 2016	$ 242

2017	317

2018	305

2019	261

2020	229

2021	180

2022 - thereafter	984
Total	$2,518

Rent charged to operating expense was $62 million and $64 million for the three months ended March 2016 and March 2015, respectively.

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

Goldman Sachs March 2016 Form 10-Q	61

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

The firm has not been a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan-level representations. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government-sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred $125 billion of loans to trusts and other mortgage securitization vehicles. In connection with both sales of loans and securitizations, the firm provided loan-level representations and/or assigned the loan-level representations from the party from whom the firm purchased the loans.

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

Guarantees

The table below presents information about certain derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of March 2016
Carrying Value of Net Liability	$ 10,026	$ —	$ 60
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2016	$ 622,772	$36,841	$ 554

2017 - 2018	266,094	—	1,359

2019 - 2020	87,837	—	1,235

2021 - thereafter	61,261	—	729
Total	$1,037,964	$36,841	$3,877
As of December 2015
Carrying Value of Net Liability	$ 8,351	$ —	$ 76
Maximum Payout/Notional Amount by Period of Expiration
2016	$ 640,288	$31,902	$ 611

2017 - 2018	168,784	—	1,402

2019 - 2020	67,643	—	1,772

2021 - thereafter	49,728	—	676
Total	$ 926,443	$31,902	$4,461

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•

Amounts exclude certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See the tables in “Commitments” above for a summary of the firm’s commitments.

62	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative Guarantees. The firm enters into various derivatives that meet the definition of a guarantee under U.S. GAAP, including written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore the amounts in the table above do not reflect the firm’s overall risk related to its derivative activities. Disclosures about derivatives are not required if they may be cash settled and the firm has no basis to conclude it is probable that the counterparties held the underlying instruments at inception of the contract. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank counterparties, central clearing counterparties and certain other counterparties. Accordingly, the firm has not included such contracts in the table above. In addition, see Note 7 for information about credit derivatives that meet the definition of a guarantee, which are not included in the table above.

Derivatives are accounted for at fair value and therefore the carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying values in the table above exclude the effect of counterparty and cash collateral netting.

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $37.99 billion and $32.85 billion as of March 2016 and December 2015, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

Goldman Sachs March 2016 Form 10-Q	63

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of March 2016 and December 2015.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of March 2016 and December 2015.

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

64	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 19.

Shareholders’ Equity

Common Equity

On April 18, 2016, the Board of Directors of Group Inc. (Board) declared a dividend of $0.65 per common share to be paid on June 29, 2016 to common shareholders of record on June 1, 2016.

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

The table below presents the amount of common stock repurchased by the firm under the share repurchase program.

in millions, except per share amounts	Three Months Ended March 2016
Common share repurchases	10.0

Average cost per share	$154.44

Total cost of common share repurchases	$ 1,550

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel restricted stock units (RSUs) or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the three months ended March 2016, 49,353 shares were remitted with a total value of $7 million, and the firm cancelled 5.8 million of RSUs with a total value of $876 million and 99,930 stock options with a total value of $15 million.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of March 2016.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000

B	50,000	32,000	32,000	1,000

C	25,000	8,000	8,000	1,000

D	60,000	54,000	53,999	1,000

E	17,500	17,500	12,528	N/A

F	5,000	5,000	3,254	N/A

I	34,500	34,000	34,000	1,000

J	46,000	40,000	40,000	1,000

K	32,200	28,000	28,000	1,000

L	52,000	52,000	52,000	25

M	80,000	80,000	80,000	25

N 1	31,050	27,000	27,000	1,000
Total	483,250	407,500	400,780

1.	In February 2016, Group Inc. issued 27,000 shares of Series N perpetual 6.30% Non-Cumulative Preferred Stock (Series N Preferred Stock).

Series	Liquidation Preference	Redemption Price Per Share	Redemption Value ($ in millions)
A	$ 25,000	$25,000 plus declared and unpaid dividends	$ 750

B	25,000	$25,000 plus declared and unpaid dividends	800

C	25,000	$25,000 plus declared and unpaid dividends	200

D	25,000	$25,000 plus declared and unpaid dividends	1,350

E	100,000	$100,000 plus declared and unpaid dividends	1,253

F	100,000	$100,000 plus declared and unpaid dividends	325

I	25,000	$25,000 plus accrued and unpaid dividends	850

J	25,000	$25,000 plus accrued and unpaid dividends	1,000

K	25,000	$25,000 plus accrued and unpaid dividends	700

L	25,000	$25,000 plus accrued and unpaid dividends	1,300

M	25,000	$25,000 plus accrued and unpaid dividends	2,000

N	25,000	$25,000 plus accrued and unpaid dividends	675
Total			$11,203

Goldman Sachs March 2016 Form 10-Q	65

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

•	Each share of non-cumulative Series I Preferred Stock issued and outstanding is redeemable at the firm’s option beginning November 10, 2017.

•	Each share of non-cumulative Series J Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2023.

•	Each share of non-cumulative Series K Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2024.

•	Each share of non-cumulative Series L Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2019.

•	Each share of non-cumulative Series M Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2020.

•	Each share of non-cumulative Series N Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2021.

•	All shares of preferred stock have a par value of $0.01 per share and, where applicable, each share of preferred stock is represented by the specified number of depositary shares.

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

During the first quarter of 2016, the firm delivered a par amount of $672 million (fair value of $505 million) of APEX to the APEX Trusts in exchange for 4,972 shares of Series E Preferred Stock and 1,746 shares of Series F Preferred Stock for a total redemption value of $672 million (net carrying value of $666 million). Following the exchange, shares of Series E and Series F Preferred Stock were cancelled. The difference of $161 million between the fair value of the APEX and the net carrying value of the preferred stock at the time of cancellation was recorded in “Preferred stock dividends” in the condensed consolidated statements of earnings. See Note 16 for further information about APEX.

The table below presents the dividend rates of the firm’s perpetual preferred stock as of March 2016.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

M	5.375% per annum to, but excluding, May 10, 2020; 3 month LIBOR + 3.922% per annum thereafter

N	6.30% per annum

The table below presents preferred dividends declared on the firm’s preferred stock.

	Three Months Ended March
	2016		2015
Series	per share	$ in millions	per share	$ in millions
A	$ 239.58	$ 7	$ 239.58	$ 7

B	387.50	12	387.50	12

C	255.56	2	255.56	2

D	255.56	14	255.56	14

E	1,011.11	18	1,011.11	18

F	1,011.11	5	1,011.11	5

I	371.88	13	371.88	13

J	343.75	14	343.75	14

K	398.44	11	398.44	11
Total		$96		$96

66	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss, net of tax, by type. In the table below, the beginning balance of accumulated other comprehensive loss for the current period has been adjusted to reflect the impact of reclassifying the cumulative debt valuation adjustment, net of tax, from retained earnings to accumulated other comprehensive loss. See Note 3 for further information about the adoption of ASU No. 2016-01.

$ in millions	Balance, beginning of year, adjusted	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of period
As of March 2016
Currency translation	$(587)	$ (17)	$(604)

Debt valuation adjustment	305	(12)	293

Pension and postretirement liabilities	(131)	(36)	(167)
Accumulated other comprehensive loss, net of tax	$(413)	$ (65)	$(478)
As of December 2015
Currency translation	$(473)	$(114)	$(587)

Pension and postretirement liabilities	(270)	139	(131)
Accumulated other comprehensive income/(loss), net of tax	$(743)	$ 25	$(718)

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

The firm calculates its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of each ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of March 2016 and December 2015. The capital ratios that apply to the firm can change in future reporting periods as a result of these regulatory requirements.

Goldman Sachs March 2016 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Regulatory Capital and Capital Ratios. The table below presents the minimum ratios required for the firm.

	As of
	March 2016	December 2015
CET1 ratio	5.875%	4.5%

Tier 1 capital ratio	7.375%	6.0%

Total capital ratio [1]	9.375%	8.0%

Tier 1 leverage ratio	4.000%	4.0%

1.	In order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s regulations, the firm must meet a higher required minimum Total capital ratio of 10.0%.

In the table above:

•

The minimum ratios as of March 2016 reflect (i) the 25% phase-in of the capital conservation buffer (0.625%), (ii) the 25% phase-in of the Global Systemically Important Bank (G-SIB) buffer (0.75%), and (iii) the counter-cyclical capital buffer of zero percent, each described below.

•

Tier 1 leverage ratio is defined as Tier 1 capital divided by quarterly average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

Certain aspects of the Revised Capital Framework’s requirements phase in over time (transitional provisions). These include capital buffers and certain deductions from regulatory capital (such as investments in nonconsolidated financial institutions). These deductions from regulatory capital are required to be phased in ratably per year from 2014 to 2018, with residual amounts not deducted during the transitional period subject to risk weighting. In addition, junior subordinated debt issued to trusts is being phased out of regulatory capital. The minimum CET1, Tier 1 and Total capital ratios that apply to the firm will increase as the capital buffers are phased in.

The capital conservation buffer, which consists entirely of capital that qualifies as CET1, began to phase in on January 1, 2016 and will continue to do so in increments of 0.625% per year until it reaches 2.5% of RWAs on January 1, 2019.

The G-SIB buffer, which is an extension of the capital conservation buffer, phases in ratably, beginning on January 1, 2016, becoming fully effective on January 1, 2019, and must consist entirely of capital that qualifies as CET1. The buffer must be calculated using two methodologies, the higher of which is reflected in the firm’s minimum risk-based capital ratios. The first calculation is based upon the Basel Committee’s methodology which, among other factors, relies upon measures of the size, activity and complexity of each G-SIB (Method One). The second calculation uses similar inputs, but it includes a measure of reliance on short-term wholesale funding (Method Two). The firm’s G-SIB buffer is 3.0%, using financial data primarily as of December 2014. The buffer will be updated annually based on financial data as of the end of the prior year, and will be applicable for the following year.

The Revised Capital Framework also provides for a counter-cyclical capital buffer, which is an extension of the capital conservation buffer, of up to 2.5% (consisting entirely of CET1) intended to counteract excessive credit growth. As of March 2016 the Federal Reserve Board has set the firm’s counter-cyclical capital buffer at 0%.

Failure to meet the requirements of these buffers could result in limitations on the firm’s ability to distribute capital, including share repurchases and dividend payments, and to make certain discretionary compensation payments.

Definition of Risk-Weighted Assets. RWAs are calculated in accordance with both the Standardized Capital Rules and the Basel III Advanced Rules. The following is a comparison of RWA calculations under these rules:

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

•	RWAs for market risk in accordance with the Standardized Capital Rules and the Basel III Advanced Rules are generally consistent; and

•	RWAs for operational risk are not required by the Standardized Capital Rules, whereas the Basel III Advanced Rules do include such a requirement.

68	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit Risk

Credit RWAs are calculated based upon measures of exposure, which are then risk weighted. The following is a description of the calculation of credit RWAs in accordance with the Standardized Capital Rules and the Basel III Advanced Rules:

•

For credit RWAs calculated in accordance with the Standardized Capital Rules, the firm utilizes prescribed risk-weights which depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity). The exposure measure for derivatives is based on a combination of positive net current exposure and a percentage of the notional amount of each derivative. The exposure measure for securities financing transactions is calculated to reflect adjustments for potential price volatility, the size of which depends on factors such as the type and maturity of the security, and whether it is denominated in the same currency as the other side of the financing transaction. The firm utilizes specific required formulaic approaches to measure exposure for securitizations and equities; and

•

For credit RWAs calculated in accordance with the Basel III Advanced Rules, the firm has been given permission by its regulators to compute risk-weights for wholesale and retail credit exposures in accordance with the Advanced Internal Ratings-Based approach. This approach is based on internal assessments of the creditworthiness of counterparties, with key inputs being the probability of default, loss given default and the effective maturity. The firm utilizes internal models to measure exposure for derivatives, securities financing transactions and eligible margin loans. The Revised Capital Framework requires that a bank holding company obtain prior written agreement from its regulators before using internal models for such purposes. The firm utilizes specific required formulaic approaches to measure exposure for securitizations and equities.

Market Risk

Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a bank holding company obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement. The following is further information regarding the measures of exposure for market RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules:

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily trading net revenues used to determine risk management VaR exceptions (i.e., comparing the daily trading net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital rules require that intraday activity be excluded from daily trading net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily trading net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on one occasion during the three months ended March 2016, but did not exceed its 99% one-day regulatory VaR during the year ended December 2015. There was no change in the VaR multiplier used to calculate Market RWAs;

Goldman Sachs March 2016 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Stressed VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, during a period of significant market stress;

•	Incremental risk is the potential loss in value of non-securitized inventory positions due to the default or credit migration of issuers of financial instruments over a one-year time horizon;

•	Comprehensive risk is the potential loss in value, due to price risk and defaults, within the firm’s credit correlation positions; and

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

Consolidated Regulatory Capital Ratios

Capital Ratios and RWAs. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Rules as of March 2016 and December 2015, and therefore such lower ratios applied to the firm as of these dates.

The table below presents the ratios calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of
$ in millions	March 2016	December 2015
Standardized
Common shareholders’ equity	$ 75,634	$ 75,528

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,885)	(2,814)

Deductions for investments in nonconsolidated financial institutions	(996)	(864)

Other adjustments	(813)	(487)
Common Equity Tier 1	70,940	71,363
Perpetual non-cumulative preferred stock	11,203	11,200

Junior subordinated debt issued to trusts	—	330

Deduction for investments in covered funds	(414)	(413)

Other adjustments	(648)	(969)
Tier 1 capital	$ 81,081	$ 81,511
Standardized Tier 2 and total capital
Tier 1 capital	$ 81,081	$ 81,511

Qualifying subordinated debt	14,939	15,132

Junior subordinated debt issued to trusts	792	990

Allowance for losses on loans and lending commitments	703	602

Other adjustments	(17)	(19)
Standardized Tier 2 capital	16,417	16,705
Standardized total capital	$ 97,498	$ 98,216
Basel III Advanced Tier 2 and total capital
Tier 1 capital	$ 81,081	$ 81,511

Standardized Tier 2 capital	16,417	16,705

Allowance for losses on loans and lending commitments	(703)	(602)
Basel III Advanced Tier 2 capital	15,714	16,103
Basel III Advanced total capital	$ 96,795	$ 97,614
RWAs
Standardized	$527,669	$524,107

Basel III Advanced	581,699	577,651
CET1 ratio
Standardized	13.4%	13.6%

Basel III Advanced	12.2%	12.4%
Tier 1 capital ratio
Standardized	15.4%	15.6%

Basel III Advanced	13.9%	14.1%
Total capital ratio
Standardized	18.5%	18.7%

Basel III Advanced	16.6%	16.9%
Tier 1 leverage ratio	9.2%	9.3%

70	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.66 billion as of March 2016 and December 2015 and identifiable intangible assets of $286 million (60% of $477 million) and $196 million (40% of $491 million) as of March 2016 and December 2015, respectively, net of associated deferred tax liabilities of $1.06 billion and $1.04 billion as of March 2016 and December 2015, respectively. Goodwill is fully deducted from CET1, while the deduction for identifiable intangible assets is required to be phased into CET1 ratably over five years from 2014 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The deduction for such investments is required to be phased into CET1 ratably over five years from 2014 to 2018. As of March 2016 and December 2015, CET1 reflects 60% and 40% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

•

The deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, as permitted by the Volcker Rule, that were purchased after December 2013. Substantially all of these investments in covered funds were purchased in connection with the firm’s market-making activities. This deduction was not subject to a transition period. See Note 6 for further information about the Volcker Rule.

•

Other adjustments within CET1 and Tier 1 capital primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. The deductions for such items are generally required to be phased into CET1 ratably over five years from 2014 to 2018. As of March 2016 and December 2015, CET1 reflects 60% and 40% of such deductions, respectively. The balance that is not deducted from CET1 during the transitional period is generally deducted from Tier 1 capital within other adjustments.

•

As of March 2016, junior subordinated debt issued to trusts is fully phased out of Tier 1 capital, with 60% included in Tier 2 capital and 40% fully phased out of regulatory capital. As of December 2015, junior subordinated debt issued to trusts is reflected in both Tier 1 capital (25%) and Tier 2 capital (75%). Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital for the three months ended March 2016 and year ended December 2015.

	Three Months Ended March 2016
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$71,363	$71,363

Increased deductions due to transitional provisions	(839)	(839)

Increase in common shareholders’ equity	106	106

Change in deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	5	5

Change in deduction for investments in nonconsolidated financial institutions	323	323

Change in other adjustments	(18)	(18)
Ending balance	$70,940	$70,940
Tier 1 capital
Beginning balance	$81,511	$81,511

Increased deductions due to transitional provisions	(559)	(559)

Other net increase in CET1	416	416

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Increase in perpetual non-cumulative preferred stock	3	3

Change in deduction for investments in covered funds	(1)	(1)

Change in other adjustments	41	41
Ending balance	81,081	81,081
Tier 2 capital
Beginning balance	16,705	16,103

Decrease in qualifying subordinated debt	(193)	(193)

Redesignation of junior subordinated debt issued to trusts	(198)	(198)

Change in the allowance for losses on loans and lending commitments	101	—

Change in other adjustments	2	2
Ending balance	16,417	15,714
Total capital	$97,498	$96,795

Goldman Sachs March 2016 Form 10-Q	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Year Ended December 2015
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

The increased deductions due to transitional provisions in the tables above represent the increased phase-in of deductions from 40% to 60% (effective January 1, 2016) for the three months ended March 2016 and from 20% to 40% (effective January 1, 2015) for the year ended December 2015.

The tables below present the components of RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

	Standardized Capital Rules as of
$ in millions	March 2016	December 2015
Credit RWAs
Derivatives	$138,947	$136,841

Commitments, guarantees and loans	114,253	111,391

Securities financing transactions	76,317	71,392

Equity investments	36,671	37,687

Other	60,109	62,807
Total Credit RWAs	426,297	420,118
Market RWAs
Regulatory VaR	11,025	12,000

Stressed VaR	24,738	21,738

Incremental risk	10,338	9,513

Comprehensive risk	5,835	5,725

Specific risk	49,436	55,013
Total Market RWAs	101,372	103,989
Total RWAs	$527,669	$524,107

	Basel III Advanced Rules as of
$ in millions	March 2016	December 2015
Credit RWAs
Derivatives	$120,876	$113,671

Commitments, guarantees and loans	115,376	114,523

Securities financing transactions	13,467	14,901

Equity investments	39,091	40,110

Other	61,606	60,877
Total Credit RWAs	350,416	344,082
Market RWAs
Regulatory VaR	11,025	12,000

Stressed VaR	24,738	21,738

Incremental risk	10,338	9,513

Comprehensive risk	5,008	4,717

Specific risk	49,436	55,013
Total Market RWAs	100,545	102,981
Total Operational RWAs	130,738	130,588
Total RWAs	$581,699	$577,651

In the tables above:

•	Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, other assets, and cash and cash equivalents.

72	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules for the three months ended March 2016. The increased deductions due to transitional provisions represent the increased phase-in of deductions from 40% to 60%, effective January 1, 2016.

	Three Months Ended March 2016
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$524,107	$577,651

Credit RWAs
Increased deductions due to transitional provisions	(531)	(531)

Increase/(decrease) in derivatives	2,106	7,205

Increase/(decrease) in commitments, guarantees and loans	2,862	853

Increase/(decrease) in securities financing transactions	4,925	(1,434)

Increase/(decrease) in equity investments	(561)	(564)

Change in other	(2,622)	805
Change in Credit RWAs	6,179	6,334
Market RWAs
Increase/(decrease) in regulatory VaR	(975)	(975)

Increase/(decrease) in stressed VaR	3,000	3,000

Increase/(decrease) in incremental risk	825	825

Increase/(decrease) in comprehensive risk	110	291

Increase/(decrease) in specific risk	(5,577)	(5,577)
Change in Market RWAs	(2,617)	(2,436)
Operational RWAs
Increase/(decrease) in operational risk	—	150
Change in Operational RWAs	—	150
Ending balance	$527,669	$581,699

Standardized Credit RWAs as of March 2016 increased by $6.18 billion compared with December 2015, primarily reflecting an increase in securities financing transactions, principally due to increased exposures, and an increase in lending activity. Standardized Market RWAs decreased $2.62 billion compared with December 2015, primarily reflecting a decrease in specific risk as a result of reduced risk exposures, partially offset by increased stressed VaR.

Basel III Advanced Credit RWAs as of March 2016 increased by $6.33 billion compared with December 2015, primarily reflecting an increase in derivatives, principally due to higher counterparty credit risk. Basel III Advanced Market RWAs as of March 2016 decreased by $2.44 billion compared with December 2015, primarily reflecting a decrease in specific risk as a result of reduced risk exposures, partially offset by increased stressed VaR. Basel III Advanced Operational RWAs as of March 2016 were essentially unchanged compared with December 2015.

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules for the year ended December 2015. The increased deductions due to transitional provisions represent the increased phase-in of deductions from 20% to 40%, effective January 1, 2015.

	Year Ended December 2015
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

Goldman Sachs March 2016 Form 10-Q	73

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

Under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA must meet higher minimum requirements than the minimum ratios in the table below. The table below presents the minimum ratios and the “well-capitalized” minimum ratios required for GS Bank USA.

	Minimum Ratio as of		“Well-capitalized” Minimum Ratio
	March 2016	December 2015
CET1 ratio	5.125%	4.5%	6.5%

Tier 1 capital ratio	6.625%	6.0%	8.0%

Total capital ratio	8.625%	8.0%	10.0%

Tier 1 leverage ratio	4.000%	4.0%	5.0%

GS Bank USA was in compliance with its minimum capital requirements and the “well-capitalized” minimum ratios as of March 2016 and December 2015. In the table above, the minimum ratios as of March 2016 reflect the 25% phase-in of the capital conservation buffer (0.625%) and the counter-cyclical capital buffer described above (0%). GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements, including a breach of the buffers discussed above, could result in restrictions being imposed by GS Bank USA’s regulators.

Similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of March 2016 and December 2015. The capital ratios that apply to GS Bank USA can change in future reporting periods as a result of these regulatory requirements.

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of
$ in millions	March 2016	December 2015
Standardized
Common Equity Tier 1	$ 23,333	$ 23,017
Tier 1 capital	23,333	23,017

Tier 2 capital	2,424	2,311
Total capital	$ 25,757	$ 25,328
Basel III Advanced
Common Equity Tier 1	$ 23,333	$ 23,017
Tier 1 capital	23,333	23,017

Standardized Tier 2 capital	2,424	2,311

Allowance for losses on loans and lending commitments	(410)	(311)
Tier 2 capital	2,014	2,000
Total capital	$ 25,347	$ 25,017
RWAs
Standardized	$206,858	$202,197

Basel III Advanced	141,435	131,059
CET1 ratio
Standardized	11.3%	11.4%

Basel III Advanced	16.5%	17.6%
Tier 1 capital ratio
Standardized	11.3%	11.4%

Basel III Advanced	16.5%	17.6%
Total capital ratio
Standardized	12.5%	12.5%

Basel III Advanced	17.9%	19.1%
Tier 1 leverage ratio	15.9%	16.4%

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of March 2016 and December 2015, GSIB was in compliance with all regulatory capital requirements.

74	Goldman Sachs March 2016 Form 10-Q

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

As of March 2016 and December 2015, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $16.47 billion and $14.75 billion, respectively, which exceeded the amount required by $13.95 billion and $12.37 billion, respectively. As of March 2016 and December 2015, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $2.06 billion and $1.71 billion, respectively, which exceeded the amount required by $1.98 billion and $1.59 billion, respectively.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of March 2016 and December 2015, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 2016 and December 2015, these subsidiaries were in compliance with their local capital adequacy requirements.

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

As of March 2016 and December 2015, Group Inc. was required to maintain $49.66 billion and $48.09 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Other

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA held at the Federal Reserve Bank of New York was $50.13 billion and $49.36 billion as of March 2016 and December 2015, respectively, which exceeded required reserve amounts by $50.06 billion and $49.25 billion as of March 2016 and December 2015, respectively.

Goldman Sachs March 2016 Form 10-Q	75

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended March
in millions, except per share amounts	2016	2015
Numerator for basic and diluted EPS - net earnings applicable to common shareholders	$1,200	$2,748
Denominator for basic EPS - weighted average number of common shares	440.8	453.3

Effect of dilutive securities:
RSUs	3.5	4.3

Stock options	3.1	5.3
Dilutive potential common shares	6.6	9.6
Denominator for diluted EPS - weighted average number of common shares and dilutive potential common shares	447.4	462.9
Basic EPS	$ 2.71	$ 6.05

Diluted EPS	2.68	5.94

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 for both the three months ended March 2016 and March 2015.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of 6.1 million and 6.0 million for the three months ended March 2016 and March 2015, respectively.

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

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees of $27 million were waived for the three months ended March 2016.

The tables below present fees earned from affiliated funds, fees receivable from affiliated funds and the aggregate carrying value of the firm’s interests in affiliated funds.

	Three Months Ended March
$ in millions	2016	2015
Fees earned from funds	$ 632	$ 884

	As of
$ in millions	March 2016	December 2015
Fees receivable from funds	$ 576	$ 599

Aggregate carrying value of interests in funds	7,363	7,768

76	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of both March 2016 and December 2015, the firm had an outstanding guarantee on behalf of its funds of $300 million, which the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of March 2016 and December 2015, the firm had no outstanding loans or commitments to extend credit to affiliated funds.

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

	Three Months Ended March
$ in millions	2016	2015
Interest income
Deposits with banks	$ 76	$ 38

Securities borrowed, securities purchased under agreements to resell and federal funds sold	94	(30)

Financial instruments owned, at fair value	1,396	1,474

Loans receivable	412	253

Other interest	370	300
Total interest income	2,348	2,035
Interest expense
Deposits	169	85

Securities loaned and securities sold under agreements to repurchase	118	73

Financial instruments sold, but not yet purchased, at fair value	314	329

Short-term secured and unsecured borrowings	127	125

Long-term secured and unsecured borrowings	865	811

Other interest	(128)	(247)
Total interest expense	1,465	1,176
Net interest income	$ 883	$ 859

In the table above:

•	Securities borrowed, securities purchased under agreements to resell and federal funds sold includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

Goldman Sachs March 2016 Form 10-Q	77

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

Unrecognized Tax Benefits

The firm recognizes tax positions in the condensed consolidated financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the condensed consolidated financial statements.

Regulatory Tax Examinations

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong and various states, such as New York. The tax years under examination vary by jurisdiction. The firm does not expect completion of these audits to have a material impact on the firm’s financial condition but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of March 2016
U.S. Federal	2008

New York State and City	2007

United Kingdom	2014

Japan	2014

Hong Kong	2006

The U.S. Federal examinations of fiscal 2008 through calendar 2010 have been finalized, but the settlement is subject to review by the Joint Committee of Taxation. The examinations of 2011 and 2012 began in 2013.

The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2016. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. The 2013 tax year is the first year that was examined under the program, and 2013 and 2014 remain subject to post-filing review.

New York State and City examinations of fiscal 2007 through calendar 2010 began in 2013. New York State and City examinations of 2011 through 2014 began in 2015.

During the first quarter of 2016, the firm concluded examinations with the Japan tax authorities related to 2010 through 2013. The completion of the examinations did not have a material impact on the firm’s financial condition, results of operations, or cash flows.

All years including and subsequent to the years in the table above remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

78	Goldman Sachs March 2016 Form 10-Q

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

The table below presents the firm’s pre-tax earnings and total assets by segment. Management believes that this information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets.

	Three Months Ended or as of March
$ in millions	2016	2015
Investment Banking
Financial Advisory	$ 771	$ 961
Equity underwriting	183	533

Debt underwriting	509	411
Total Underwriting	692	944
Total net revenues	1,463	1,905

Operating expenses	762	1,104
Pre-tax earnings	$ 701	$ 801
Segment assets	$ 2,579	$ 3,215
Institutional Client Services
Fixed Income, Currency and Commodities Client Execution	$ 1,663	$ 3,134
Equities client execution	470	1,124

Commissions and fees	878	808

Securities services	432	393
Total Equities	1,780	2,325
Total net revenues	3,443	5,459

Operating expenses	2,421	3,571
Pre-tax earnings	$ 1,022	$ 1,888
Segment assets	$671,462	$703,690
Investing & Lending
Equity securities	$ —	$ 1,160

Debt securities and loans	87	509
Total net revenues	87	1,669

Operating expenses	443	737
Pre-tax earnings/(loss)	$ (356)	$ 932
Segment assets	$188,985	$143,086
Investment Management
Management and other fees	$ 1,165	$ 1,194

Incentive fees	46	254

Transaction revenues	134	136
Total net revenues	1,345	1,584

Operating expenses	1,136	1,271
Pre-tax earnings	$ 209	$ 313
Segment assets	$ 15,010	$ 15,054
Total net revenues	$ 6,338	$ 10,617

Total operating expenses	4,762	6,683
Total pre-tax earnings	$ 1,576	$ 3,934
Total assets	$878,036	$865,045

Goldman Sachs March 2016 Form 10-Q	79

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

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

The table below presents the amounts of net interest income by segment included in net revenues.

	Three Months Ended March
$ in millions	2016	2015
Investment Banking	$ —	$ —

Institutional Client Services	703	726

Investing & Lending	136	97

Investment Management	44	36
Total net interest income	$883	$859

The table below presents the amounts of depreciation and amortization expense by segment included in pre-tax earnings.

	Three Months Ended March
$ in millions	2016	2015
Investment Banking	$ 31	$ 29

Institutional Client Services	114	101

Investing & Lending	54	53

Investment Management	40	36
Total depreciation and amortization	$239	$219

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

	Three Months Ended March
$ in millions	2016		2015
Net revenues
Americas	$3,863	61%	$ 5,872	55%

Europe, Middle East and Africa	1,660	26%	2,885	27%

Asia	815	13%	1,860	18%
Total net revenues	$6,338	100%	$10,617	100%
Pre-tax earnings
Americas	$ 987	63%	$ 2,073	53%

Europe, Middle East and Africa	399	25%	1,097	28%

Asia	190	12%	764	19%
Total pre-tax earnings	$1,576	100%	$ 3,934	100%

80	Goldman Sachs March 2016 Form 10-Q

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

The table below presents the credit concentrations in cash instruments held by the firm. Amounts in the table below are included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes.”

	As of
$ in millions	March 2016	December 2015
U.S. government and federal agency obligations	$63,282	$63,844

% of total assets	7.2%	7.4%

Non-U.S. government and agency obligations	$34,627	$31,772

% of total assets	3.9%	3.7%

As of March 2016 and December 2015, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

The table below presents U.S. government and federal agency obligations and non-U.S. government and agency obligations that collateralize resale agreements and securities borrowed transactions (including those in “Cash and securities segregated for regulatory and other purposes”). Because the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default. In the table below, non-U.S. government and agency obligations primarily consists of securities issued by the governments of France, the United Kingdom, Japan and Germany.

	As of
$ in millions	March 2016	December 2015
U.S. government and federal agency obligations	$101,293	$107,198

Non-U.S. government and agency obligations	88,271	74,326

Goldman Sachs March 2016 Form 10-Q	81

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in an underwriting and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such underwriting and the estimated lowest subsequent price of such securities and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2016 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.9 billion in excess of the aggregate reserves for such matters.

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

82	Goldman Sachs March 2016 Form 10-Q

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

On September 30, 2010, a class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in $823 million of notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). On February 11, 2016, the district court preliminarily approved a settlement resolving the action. The firm has reserved the full amount of the proposed settlement.

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including ACA Financial Guaranty Corp., Aozora Bank, Ltd., Basis Yield Alpha Fund (Master), CIFG Assurance of North America, Inc., the FDIC (as receiver for Guaranty Bank), IKB Deutsche Industriebank AG, Massachusetts Mutual Life Insurance Company, Texas County & District Retirement System and the Tennessee Consolidated Retirement System) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

Goldman Sachs March 2016 Form 10-Q	83

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

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active and threatened cases described in the preceding two paragraphs where those plaintiffs are seeking rescission of such securities was approximately $3.2 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

The firm has entered into agreements with Deutsche Bank National Trust Company and U.S. Bank National Association to toll the relevant statute of limitations with respect to claims for repurchase of residential mortgage loans based on alleged breaches of representations related to $11.1 billion original notional face amount of securitizations issued by trusts for which they act as trustees.

Group Inc., Litton Loan Servicing LP (Litton), Ocwen Financial Corporation and Arrow Corporate Member Holdings LLC (Arrow), a former subsidiary of Group Inc., are defendants in a putative class action pending since January 23, 2013 in the U.S. District Court for the Southern District of New York generally challenging the procurement manner and scope of “force-placed” hazard insurance arranged by Litton when homeowners failed to arrange for insurance as required by their mortgages. The complaint asserts claims for breach of contract, breach of fiduciary duty, misappropriation, conversion, unjust enrichment and violation of Florida unfair practices law and RICO claims, and seeks unspecified compensatory and punitive damages as well as declaratory and injunctive relief. On January 15, 2016, Group Inc. and Arrow were added as defendants to a putative class action in the U.S. District Court for the Northern District of California based on substantially similar allegations, asserting RICO claims and violations of California’s Unfair Competition Law, and seeking similar relief. On April 20, 2016, the court preliminarily approved a settlement among Group Inc., Litton and Arrow and the plaintiffs in the action pending in the Southern District of New York, which would resolve the remaining claims in both actions. The firm has reserved the full amount of its obligations under the proposed settlement.

On April 11, 2016, the firm reached a definitive agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force to resolve its ongoing investigations. The agreement resolved actual and potential civil claims by the U.S. Department of Justice, the Attorney General’s Offices for the States of California, Illinois and New York, the National Credit Union Administration (as conservator for several failed credit unions) and the Federal Home Loan Banks of Chicago and Des Moines (as a successor to the Federal Home Loan Bank of Seattle), relating to the firm’s securitization, underwriting and sale of residential mortgage-backed securities from 2005 to 2007. The terms of the settlement agreement are substantially the same as those of the agreement in principle described in Note 27 to the consolidated financial statements included in the 2015 Form 10-K. See also “Regulatory Investigations and Reviews and Related Litigation” below. The firm has received subpoenas or requests for information, and is engaged in discussions with, other federal, state and local regulators or law enforcement authorities as part of inquiries or investigations relating to mortgage-related matters, and may become the subject of additional litigation, investor and shareholder demands, and regulatory and other investigations and actions with respect to mortgage-related matters. See Note 18 for information regarding mortgage-related contingencies not described in this Note 27.

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

84	Goldman Sachs March 2016 Form 10-Q

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

FireEye Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in June 2014 in the California Superior Court, County of Santa Clara. In addition to the underwriters, the defendants include FireEye, Inc. (FireEye) and certain of its directors and officers. The complaints generally allege misstatements and omissions in connection with the offering materials for the March 2014 offering of approximately $1.15 billion of FireEye common stock, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. On August 11, 2015, the court overruled the defendants’ demurrers, which sought to have the consolidated amended complaint dismissed. On November 16, 2015, plaintiffs moved for class certification. FireEye and its director and officer defendants filed a motion for judgment on the pleadings for lack of subject matter jurisdiction, which was denied on April 1, 2016. GS&Co. underwrote 2,100,000 shares for a total offering price of approximately $172 million.

Cobalt International Energy Securities Litigation. Cobalt International Energy, Inc. (Cobalt), certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), affiliates of shareholders of Cobalt (including Group Inc.) and underwriters (including GS&Co.) for certain offerings of Cobalt’s securities are defendants in a putative securities class action filed on November 30, 2014 in the U.S. District Court for the Southern District of Texas. The consolidated amended complaint, filed on May 1, 2015, asserts claims under the federal securities laws, seeks compensatory and rescissory damages in unspecified amounts and alleges material misstatements and omissions concerning Cobalt in connection with a $1.67 billion February 2012 offering of Cobalt common stock, a $1.38 billion December 2012 offering of Cobalt’s convertible notes, a $1.00 billion January 2013 offering of Cobalt’s common stock, a $1.33 billion May 2013 offering of Cobalt’s common stock, and a $1.30 billion May 2014 offering of Cobalt’s convertible notes. The consolidated amended complaint alleges that, among others, Group Inc. and GS&Co. are liable as controlling persons with respect to all five offerings. The consolidated amended complaint also seeks damages from GS&Co. in connection with its acting as an underwriter of 14,430,000 shares of common stock representing an aggregate offering price of approximately $465 million, $690 million principal amount of convertible notes, and approximately $508 million principal amount of convertible notes in the February 2012, December 2012 and May 2014 offerings, respectively, for an aggregate offering price of approximately $1.66 billion. On January 19, 2016, the court granted, with leave to replead, the underwriter defendants’ motions to dismiss as to claims by plaintiffs who purchased Cobalt securities after April 30, 2013, but denied the motions to dismiss in all other respects. Defendants’ ensuing motions to certify this order for an interlocutory appeal were denied on March 14, 2016.

Goldman Sachs March 2016 Form 10-Q	85

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

Credit Derivatives Antitrust Matters. GS&Co. is among the numerous defendants in putative antitrust class actions relating to credit derivatives, filed beginning in May 2013 and consolidated in the U.S. District Court for the Southern District of New York. On April 18, 2016, the court approved the settlement among GS&Co. and the plaintiffs. The firm has reserved the full amount of the settlement.

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

86	Goldman Sachs March 2016 Form 10-Q

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

Commodities-Related Litigation. GS&Co., GSI, J. Aron & Company and Metro, a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violations of federal antitrust laws and state laws in connection with the storage of aluminum and aluminum trading. The complaints seek declaratory, injunctive and other equitable relief as well as unspecified monetary damages, including treble damages. On August 29, 2014, the court granted the Goldman Sachs defendants’ motion to dismiss. Certain plaintiffs appealed on September 24, 2014, and the remaining plaintiffs sought to amend their complaints in October 2014. On March 26, 2015, the court granted in part and denied in part plaintiffs’ motions for leave to amend their complaints, rejecting their monopolization claims and most state law claims but permitting their antitrust conspiracy claims and certain parallel state law and unjust enrichment claims to proceed. The court directed the remaining plaintiffs to file their amended complaints, which they did on April 9, 2015. Plaintiffs later voluntarily dismissed their state law claims. On March 25, 2016, the plaintiffs moved for class certification. On April 25, 2016, the court denied plaintiffs’ motions for leave to further amend their complaints.

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

Goldman Sachs March 2016 Form 10-Q	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ISDAFIX-Related Litigation. Group Inc. is among the defendants named in several putative class actions relating to trading in interest rate derivatives, filed beginning in September 2014 in the U.S. District Court for the Southern District of New York. The second consolidated amended complaint, filed on February 12, 2015, asserts claims under the federal antitrust laws and state common law in connection with an alleged conspiracy to manipulate the ISDAFIX benchmark and seeks declaratory and injunctive relief as well as treble damages in an unspecified amount. On March 28, 2016, the district court denied defendants’ motion to dismiss as to the antitrust, breach of contract, and unjust enrichment claims, but dismissed the tortious interference and implied covenant of good faith claims with prejudice.

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

On June 3, 2015, GS&Co. and Group Inc. were among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on behalf of certain ERISA employee benefit plans. As to the claims brought against GS&Co. and Group Inc., the second amended complaint, filed on April 6, 2016, generally alleges that the defendants violated ERISA in connection with an alleged conspiracy to manipulate the foreign currency exchange markets, which caused losses to ERISA plans for which the defendants provided foreign exchange services or otherwise authorized the execution of foreign exchange services. Plaintiffs seek declaratory and injunctive relief as well as restitution and disgorgement in an unspecified amount.

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

Interest Rate Swap Antitrust Litigation. Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. (GSFM) are among the defendants named in putative antitrust class actions relating to the trading of interest rate swaps, filed beginning in November 2015 in the U.S. District Courts for the Southern District of New York and Northern District of Illinois. The complaints generally allege a conspiracy among the dealers and brokers since at least January 1, 2007 to preclude exchange trading of interest rate swaps. The complaints seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On February 25, 2016, certain plaintiffs in the New York court filed an amended complaint, and moved to consolidate all pending actions in that court.

Group Inc., GS&Co., GSI, GS Bank USA and GSFM are among the defendants named in an antitrust action relating to the trading of interest rate swaps filed in the U.S. District Court for the Southern District of New York on April 18, 2016 by the operator of a swap execution facility and certain of its affiliates. The complaint asserts claims under federal and state antitrust laws and state common law in connection with an alleged conspiracy among the defendants to preclude trading of interest rate swaps on the plaintiffs’ swap execution facility and seeks declaratory and injunctive relief as well as treble damages in an unspecified amount.

88	Goldman Sachs March 2016 Form 10-Q

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

Goldman Sachs is cooperating with all such regulatory investigations and reviews.

Goldman Sachs March 2016 Form 10-Q	89

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2016, the related condensed consolidated statements of earnings for the three months ended March 31, 2016 and 2015, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015, the condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2016, and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2015, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 19, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2015, and the condensed consolidated statement of changes in shareholders’ equity for the year ended December 31, 2015, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

May 5, 2016

90	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The table below presents a summary of consolidated average balances and interest rates. Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

	Three Months Ended March
	2016			2015
$ in millions	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
U.S.	$ 68,857	$ 71	0.41%	$ 56,283	$ 34	0.24%

Non-U.S.	8,611	5	0.23%	3,638	4	0.45%
Total deposits with banks	77,468	76	0.39%	59,921	38	0.26%
U.S.	169,282	12	0.03%	175,582	(120)	(0.28)%

Non-U.S.	128,304	82	0.26%	108,402	90	0.34%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	297,586	94	0.13%	283,984	(30)	(0.04)%
U.S.	134,882	968	2.89%	157,439	1,031	2.66%

Non-U.S.	97,700	428	1.76%	98,744	443	1.82%
Total financial instruments owned, at fair value [1]	232,582	1,396	2.41%	256,183	1,474	2.33%
U.S.	42,444	362	3.43%	28,617	238	3.37%

Non-U.S.	4,625	50	4.35%	1,251	15	4.86%
Total loans receivable	47,069	412	3.52%	29,868	253	3.44%
U.S.	80,640	265	1.32%	65,709	176	1.09%

Non-U.S.	41,520	105	1.02%	71,375	124	0.70%
Total Other interest-earning assets [2]	122,160	370	1.22%	137,084	300	0.89%
Total interest-earning assets	776,865	2,348	1.22%	767,040	2,035	1.08%

Cash and due from banks	5,289			5,771

Other non-interest-earning assets [1]	101,904			103,523
Total assets [3]	$884,058			$876,334
Liabilities
U.S.	$ 83,011	$ 146	0.71%	$ 70,623	$ 75	0.43%

Non-U.S.	16,198	23	0.57%	12,728	10	0.32%
Total interest-bearing deposits	99,209	169	0.69%	83,351	85	0.41%
U.S.	57,569	87	0.61%	60,976	50	0.33%

Non-U.S.	29,640	31	0.42%	29,542	23	0.32%
Total securities loaned and securities sold under agreements to repurchase	87,209	118	0.54%	90,518	73	0.33%
U.S.	38,207	168	1.77%	34,611	168	1.97%

Non-U.S.	35,426	146	1.66%	38,826	161	1.68%
Total financial instruments sold, but not yet purchased, at fair value [1]	73,633	314	1.72%	73,437	329	1.82%
U.S.	43,949	116	1.06%	41,805	119	1.15%

Non-U.S.	13,831	11	0.32%	15,432	6	0.16%
Total short-term borrowings [4]	57,780	127	0.88%	57,237	125	0.89%
U.S.	178,821	856	1.93%	165,871	773	1.89%

Non-U.S.	9,000	9	0.40%	8,026	38	1.92%
Total long-term borrowings [4]	187,821	865	1.85%	173,897	811	1.89%
U.S.	152,592	(263)	(0.69)%	158,792	(339)	(0.87)%

Non-U.S.	62,242	135	0.87%	64,086	92	0.58%
Total other interest-bearing liabilities [5]	214,834	(128)	(0.24)%	222,878	(247)	(0.45)%
Total interest-bearing liabilities	720,486	1,465	0.82%	701,318	1,176	0.68%
Non-interest-bearing deposits	2,497			1,505

Other non-interest-bearing liabilities [1]	74,152			89,465
Total liabilities [3]	797,135			792,288

Shareholders’ equity
Preferred stock	11,370			9,200

Common stock	75,553			74,846
Total shareholders’ equity	86,923			84,046
Total liabilities and shareholders’ equity	$884,058			$876,334
Interest rate spread			0.40%			0.40%

U.S.		$ 568	0.46%		$ 513	0.43%

Non-U.S.		315	0.45%		346	0.50%
Net interest income and net yield on interest-earning assets		883	0.46%		859	0.45%
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			36.14%			36.95%

Liabilities			23.09%			24.05%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

3.

The impact of adopting ASU No. 2015-03 was a reduction to both average total assets and average total liabilities of $414 million for the three months ended March 2015. See Note 3 to the condensed consolidated financial statements for further information about ASU No. 2015-03.

4.	Interest rates include the effects of interest rate swaps accounted for as hedges.

5.	Substantially all consists of certain payables to customers and counterparties.

Goldman Sachs March 2016 Form 10-Q	91

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

92	Goldman Sachs March 2016 Form 10-Q

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

References to “the March 2016 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016. All references to “the condensed consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of the March 2016 Form 10-Q. All references to March 2016 and March 2015 refer to our periods ended, or the dates, as the context requires, March 31, 2016 and March 31, 2015, respectively. All references to December 2015 refer to the date December 31, 2015. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

The firm generated net earnings of $1.14 billion and diluted earnings per common share of $2.68 for the first quarter of 2016, a decrease of 60% and 55%, respectively, compared with $2.84 billion and $5.94 per share for the first quarter of 2015. Annualized return on average common shareholders’ equity (ROE) was 6.4% for the first quarter of 2016, compared with 14.7% for the first quarter of 2015. Book value per common share was $173.00 as of March 2016, 1% higher compared with the end of 2015.

Net revenues were $6.34 billion for the first quarter of 2016, 40% lower than a strong first quarter of 2015, due to significantly lower net revenues in Institutional Client Services, Investing & Lending and Investment Banking, as well as lower net revenues in Investment Management. These results reflected the impact of a challenging operating environment during the quarter.

Operating expenses were $4.76 billion for the first quarter of 2016, 29% lower than the first quarter of 2015, due to significantly lower compensation and benefits expenses, reflecting a decrease in net revenues, and lower non-compensation expenses, primarily due to lower net provisions for litigation and regulatory proceedings.

We maintained strong capital ratios and liquidity. As of March 2016, our Common Equity Tier 1 ratio as calculated in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 13.4% and 12.2%, respectively. In addition, our global core liquid assets were $196 billion as of March 2016. See Note 20 to the condensed consolidated financial statements for further information about our capital ratios. See “Risk Management — Liquidity Risk Management” below for further information about our global core liquid assets.

Goldman Sachs March 2016 Form 10-Q	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

During the first quarter of 2016, global economic conditions were mixed compared with the previous quarter, as real gross domestic product (GDP) growth in the United States, China and United Kingdom slowed, while growth in the Euro area and Japan appeared to improve. Weak manufacturing data, particularly in the United States and China, contributed to concerns about global growth. These concerns impacted investors’ risk appetite, with many equity markets declining at the beginning of the quarter. A moderate rally followed in the second half of the quarter, but markets generally ended the quarter lower compared with the end of 2015. Volatility peaked in February but has since returned to more moderate levels, while the price of crude oil ended the quarter higher after declining during the first half of the quarter. Long-term government bond yields were generally lower compared with the end of 2015. During the quarter, the European Central Bank (ECB) announced multiple easing measures and the Bank of Japan (BOJ) introduced negative interest rates, while the U.S. Federal Reserve maintained its policy rate. In investment banking, industry-wide equity underwriting activity was low and announced mergers and acquisitions activity significantly declined compared with the fourth quarter of 2015.

United States

In the United States, real GDP growth decreased compared with the previous quarter, reflecting a contraction in fixed investment and a decrease in consumer expenditure growth. Measures of consumer confidence remained stable, while the pace of housing starts and home sales were essentially unchanged compared with the fourth quarter of 2015. The unemployment rate was 5.0% as of March 2016, essentially unchanged compared with the end of 2015, and measures of inflation increased. The U.S. Federal Reserve maintained its federal funds rate at a target range of 0.25% to 0.50%, and indicated that it remains concerned about the global economic and market backdrop. The yield on the 10-year U.S. Treasury note ended the quarter at 1.78%, 49 basis points lower compared with the end of 2015. In equity markets, the NASDAQ Composite Index decreased by 3% compared with the end of 2015, while the S&P 500 Index and the Dow Jones Industrial Average both increased by 1%.

Europe

In the Euro area, real GDP growth increased during the quarter, while measures of headline inflation appeared negative. The ECB expanded its easing measures — launching a new series of targeted longer-term refinancing operations (TLTROs) starting in June; increasing the volume of monthly purchases; and adding investment-grade, non-financial corporate bonds to the list of bonds purchased under its asset purchase program. The ECB also lowered its main refinancing operations rate by 5 basis points to 0.00% and its deposit rate by 10 basis points to (0.40)%. Measures of unemployment remained high and the Euro appreciated by 5% against the U.S. dollar compared with the end of 2015. In the United Kingdom, real GDP growth decreased compared with the previous quarter. The Bank of England maintained its official bank rate at 0.50%, and the British pound depreciated by 3% against the U.S. dollar. Yields on 10-year government bonds generally declined in the region. In equity markets, the Euro Stoxx 50 Index, DAX Index, CAC 40 Index and FTSE 100 Index declined by 8%, 7%, 5% and 1%, respectively, compared with the end of 2015.

Asia

In Japan, real GDP growth appeared to increase compared with the fourth quarter of 2015. The BOJ introduced a negative interest rate of (0.10)% while maintaining its monetary base target and asset purchase program. The yield on 10-year Japanese government bonds decreased into negative territory, and the U.S. dollar depreciated by 6% against the Japanese yen. The Nikkei 225 Index decreased by 12% compared with the end of 2015. In China, real GDP growth slowed during the quarter. Measures of inflation increased compared with the fourth quarter of 2015. The People’s Bank of China announced cuts to the reserve requirement ratio and the U.S. dollar depreciated by 1% against the Chinese yuan compared with the end of 2015. In equity markets, the Shanghai Composite Index and Hang Seng Index decreased by 15% and 5%, respectively. In India, economic growth appeared to increase compared with the previous quarter. The U.S. dollar was essentially unchanged against the Indian rupee, and the BSE Sensex Index decreased by 3% compared with the end of 2015.

94	Goldman Sachs March 2016 Form 10-Q

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

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of both March 2016 and December 2015, level 3 financial assets represented 2.8% of our total assets. See Notes 5 through 8 to the condensed consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

•	Determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument;

•

Determining model inputs based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations; and

•	Determining appropriate valuation adjustments, including those related to illiquidity or counterparty credit quality.

Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

Goldman Sachs March 2016 Form 10-Q	95

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

96	Goldman Sachs March 2016 Form 10-Q

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

We last performed a quantitative goodwill test during the fourth quarter of 2015. We determined that goodwill was not impaired. In that quantitative goodwill test, the estimated fair value of our reporting units in which we hold substantially all of our goodwill significantly exceeded their estimated carrying values. However, the estimated fair value of the Fixed Income, Currency and Commodities Client Execution reporting unit, which represents approximately 7% of our goodwill, was not substantially in excess of its carrying value. This reporting unit and the industry more broadly have been, and continue to be, adversely impacted by the currently challenging operating environment and increased capital requirements. We will continue to closely monitor the reporting unit to determine whether an impairment is required in the future. As of both March 2016 and December 2015, the goodwill related to the Fixed Income, Currency and Commodities Client Execution reporting unit was $269 million, substantially all of which originated from the acquisition of Goldman Sachs Australia Pty Ltd in 2011.

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

See Note 13 to the condensed consolidated financial statements for further information about our goodwill and our quantitative goodwill test.

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated useful lives using the straight-line method or based on economic usage for certain customer lists and commodities-related intangibles. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. See Note 13 to the condensed consolidated financial statements for the carrying value and estimated remaining useful lives of our identifiable intangible assets by major asset class.

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

See Note 13 to the condensed consolidated financial statements for further information about our identifiable intangible assets.

Goldman Sachs March 2016 Form 10-Q	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

We also estimate and record an allowance for credit losses related to our loans receivable and lending commitments held for investment. Management’s estimate of loan losses entails judgment about loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. See Note 9 to the condensed consolidated financial statements for further information about the allowance for losses on loans and lending commitments held for investment.

98	Goldman Sachs March 2016 Form 10-Q

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

Financial Overview

The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended March
$ in millions, except per share amounts	2016		2015
Net revenues	$ 6,338		$10,617

Pre-tax earnings	1,576		3,934

Net earnings	1,135		2,844

Net earnings applicable to common shareholders	1,200	[1]	2,748

Diluted earnings per common share	2.68		5.94

Annualized return on average common shareholders’ equity	6.4%		14.7%

Annualized net earnings to average assets	0.5%		1.3%

Annualized return on average total shareholders’ equity	5.2%		13.5%

Total average equity to average assets	9.8%		9.6%

Dividend payout ratio	24.3%		10.1%

1.

Includes a benefit of $161 million, reflected in preferred stock dividends, related to the exchange of APEX for shares of Series E and Series F Preferred Stock. See Note 19 to the condensed consolidated financial statements for further information.

In the table above:

•

Annualized ROE is calculated by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the Three Months Ended March
$ in millions	2016	2015
Total shareholders’ equity	$ 86,923	$84,046

Preferred stock	(11,370)	(9,200)
Common shareholders’ equity	$ 75,553	$74,846

•	Annualized return on average total shareholders’ equity is calculated by dividing annualized net earnings by average monthly total shareholders’ equity.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

The table below presents our net revenues by line item on the condensed consolidated statements of earnings.

	Three Months Ended March
$ in millions	2016	2015
Investment banking	$1,463	$ 1,905

Investment management	1,262	1,503

Commissions and fees	917	853

Market making	1,862	3,925

Other principal transactions	(49)	1,572
Total non-interest revenues	5,455	9,758
Interest income	2,348	2,035

Interest expense	1,465	1,176
Net interest income	883	859
Total net revenues	$6,338	$10,617

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

Goldman Sachs March 2016 Form 10-Q	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended March 2016 versus March 2015

Net revenues on the condensed consolidated statements of earnings were $6.34 billion for the first quarter of 2016, 40% lower than a strong first quarter of 2015, reflecting significantly lower market-making revenues, other principal transactions revenues and investment banking revenues, as well as lower investment management revenues. These results were partially offset by higher commissions and fees and slightly higher net interest income.

During the first quarter of 2016, our business activities were negatively impacted by a challenging operating environment characterized by economic uncertainty, higher levels of volatility and significant price pressure across both equity and fixed income markets, particularly during the first half of the quarter. These factors, as well as uncertainty around global central bank activity, impacted investor conviction and risk appetite for market-making activities, and industry-wide equity underwriting and mergers and acquisitions activity for investment banking activities. Results in other principal transactions also reflected the impact of difficult market conditions, as well as the impact of a challenging macroeconomic environment on corporate performance. For investment management activities, net market appreciation for our client assets was mixed, as fixed income assets appreciated during the quarter, while equity and alternative investment assets depreciated. If macroeconomic concerns continue over the long term, and market-making activity levels decline or investment banking activity levels continue to decline, or if asset prices remain under pressure, net revenues would likely continue to be negatively impacted. See “Segment Operating Results” below for further information about the operating environment and material trends and uncertainties that may impact our results of operations.

Non-Interest Revenues. Investment banking revenues on the condensed consolidated statements of earnings were $1.46 billion for the first quarter of 2016, 23% lower than the first quarter of 2015. Revenues in financial advisory were significantly lower compared with a strong first quarter of 2015, reflecting a decrease in completed mergers and acquisitions transactions. Revenues in underwriting were also significantly lower, due to significantly lower revenues in equity underwriting, reflecting low levels of industry-wide activity during the quarter. Revenues in debt underwriting were significantly higher compared with the first quarter of 2015, primarily reflecting an increase in investment-grade activity.

Investment management revenues on the condensed consolidated statements of earnings were $1.26 billion for the first quarter of 2016, 16% lower than the first quarter of 2015, primarily reflecting significantly lower incentive fees. In addition, management and other fees were slightly lower, reflecting shifts in the mix of client assets and strategies, partially offset by the impact of higher average assets under supervision.

Commissions and fees on the condensed consolidated statements of earnings were $917 million for the first quarter of 2016, 8% higher than the first quarter of 2015, primarily reflecting higher listed cash equity and futures volumes in the United States, consistent with higher market volumes in this region.

Market-making revenues on the condensed consolidated statements of earnings were $1.86 billion for the first quarter of 2016, 53% lower than the first quarter of 2015, due to significantly lower revenues across all major fixed income and equity products, reflecting the impact of difficult market-making conditions during the quarter.

Other principal transactions revenues on the condensed consolidated statements of earnings were negative $49 million for the first quarter of 2016, significantly lower compared with the first quarter of 2015, primarily due to a significant decrease in revenues from investments in both private and public equities, which were negatively impacted by generally lower global equity prices and corporate performance during the first quarter of 2016. Revenues in debt securities and loans were also significantly lower compared with the first quarter of 2015, primarily reflecting lower revenues related to loans and lending commitments to institutional clients (including higher provision for losses) and lower net gains from investments.

Net Interest Income. Net interest income on the condensed consolidated statements of earnings was $883 million for the first quarter of 2016, 3% higher than the first quarter of 2015. The increase was primarily due to higher interest income resulting from an increase in total average loans receivable and higher interest income related to collateralized agreements, reflecting the impact of higher interest rates. The increase in interest income was partially offset by an increase in interest expense primarily reflecting the impact of higher interest rates on other interest-bearing liabilities and deposits and an increase in total average long-term borrowings. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

100	Goldman Sachs March 2016 Form 10-Q

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

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Three Months Ended March
$ in millions	2016	2015
Compensation and benefits	$ 2,662	$ 4,459

Brokerage, clearing, exchange and distribution fees	691	638

Market development	122	139

Communications and technology	197	198

Depreciation and amortization	239	219

Occupancy	183	204

Professional fees	220	211

Other expenses	448	615
Total non-compensation expenses	2,100	2,224
Total operating expenses	$ 4,762	$ 6,683
Total staff at period-end	36,500	34,400

Three Months Ended March 2016 versus March 2015. Operating expenses on the condensed consolidated statements of earnings were $4.76 billion for the first quarter of 2016, 29% lower than the first quarter of 2015. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $2.66 billion for the first quarter of 2016, 40% lower than the first quarter of 2015, reflecting a decrease in net revenues. The ratio of compensation and benefits to net revenues for the first quarter of 2016 was 42.0%, unchanged compared with the first quarter of 2015. Total staff decreased slightly during the first quarter of 2016.

Non-compensation expenses on the condensed consolidated statements of earnings were $2.10 billion for the first quarter of 2016, 6% lower than the first quarter of 2015. This decrease reflected lower other expenses, primarily due to lower net provisions for litigation and regulatory proceedings and lower expenses related to consolidated investments, partially offset by higher brokerage, clearing, exchange and distribution fees, reflecting higher transaction volumes in Equities. Net provisions for litigation and regulatory proceedings for the first quarter of 2016 were $77 million compared with $190 million for the first quarter of 2015.

Provision for Taxes

The effective income tax rate for the first quarter of 2016 was 28.0%, down from the full year tax rate of 30.7% for 2015, primarily due to a decrease related to the impact of non-deductible provisions for mortgage-related litigation and regulatory matters in 2015, partially offset by the impact of settlements of tax audits in 2015, changes in tax law on deferred tax assets in 2015 and an increase related to higher enacted tax rates impacting certain of the firm’s U.K. subsidiaries beginning in 2016.

In March 2016, the United Kingdom government announced a budget proposal that will reduce the corporate income tax base rate by 1 percentage point effective April 1, 2020. Deferred income tax assets will be remeasured upon enactment of the legislation. We do not expect this change to have a material impact on our financial condition, results of operations or cash flows for the remainder of 2016.

Goldman Sachs March 2016 Form 10-Q	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings/(loss) of our segments.

	Three Months Ended March
$ in millions	2016	2015
Investment Banking
Net revenues	$1,463	$ 1,905

Operating expenses	762	1,104
Pre-tax earnings	$ 701	$ 801
Institutional Client Services
Net revenues	$3,443	$ 5,459

Operating expenses	2,421	3,571
Pre-tax earnings	$1,022	$ 1,888
Investing & Lending
Net revenues	$ 87	$ 1,669

Operating expenses	443	737
Pre-tax earnings/(loss)	$ (356)	$ 932
Investment Management
Net revenues	$1,345	$ 1,584

Operating expenses	1,136	1,271
Pre-tax earnings	$ 209	$ 313
Total net revenues	$6,338	$10,617

Total operating expenses	4,762	6,683
Total pre-tax earnings	$1,576	$ 3,934

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended March
$ in millions	2016	2015
Financial Advisory	$ 771	$ 961
Equity underwriting	183	533

Debt underwriting	509	411
Total Underwriting	692	944
Total net revenues	1,463	1,905

Operating expenses	762	1,104
Pre-tax earnings	$ 701	$ 801

The table below presents our financial advisory and underwriting transaction volumes (Source: Thomson Reuters).

	Three Months Ended March
$ in billions	2016	2015
Announced mergers and acquisitions	$ 224	$ 179

Completed mergers and acquisitions	262	313

Equity and equity-related offerings	10	25

Debt offerings	76	71

In the table above:

•

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

•	Equity and equity-related offerings includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

•

Debt offerings includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

102	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended March 2016 versus March 2015. Net revenues in Investment Banking were $1.46 billion for the first quarter of 2016, 23% lower than the first quarter of 2015.

Net revenues in Financial Advisory were $771 million, 20% lower compared with a strong first quarter of 2015, reflecting a decrease in completed mergers and acquisitions transactions. Net revenues in Underwriting were $692 million, 27% lower than the first quarter of 2015, due to significantly lower net revenues in equity underwriting, reflecting low levels of industry-wide activity during the quarter. Net revenues in debt underwriting were significantly higher compared with the first quarter of 2015, primarily reflecting an increase in investment-grade activity.

During the first quarter of 2016, Investment Banking operated in an environment generally characterized by low levels of industry-wide equity underwriting activity, particularly in initial public offerings, and a significant decline in announced mergers and acquisitions activity compared with the fourth quarter of 2015. In addition, industry-wide completed mergers and acquisitions activity slowed, although activity during the quarter remained strong. Industry-wide debt underwriting activity improved compared with the fourth quarter of 2015. In the future, if client activity levels in mergers and acquisitions or equity underwriting continue the downward trend from the first quarter, or if client activity levels in debt underwriting begin to decline, net revenues in Investment Banking would likely be negatively impacted.

Operating expenses were $762 million for the first quarter of 2016, 31% lower than the first quarter of 2015, primarily due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $701 million in the first quarter of 2016, 12% lower than the first quarter of 2015.

As of March 2016, our investment banking transaction backlog decreased compared with the end of 2015, but was higher compared with the end of the first quarter of 2015. The decrease during the quarter was due to lower estimated net revenues from both potential advisory transactions and potential debt underwriting transactions compared with strong levels at the end of 2015. These declines were partially offset by slightly higher estimated net revenues from potential equity underwriting transactions.

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

•	Currencies. Most currencies, including growth-market currencies.

•	Commodities. Crude oil and petroleum products, natural gas, base, precious and other metals, electricity, coal, agricultural and other commodity products.

Goldman Sachs March 2016 Form 10-Q	103

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended March
$ in millions	2016	2015
Fixed Income, Currency and Commodities Client Execution	$1,663	$3,134
Equities client execution	470	1,124

Commissions and fees	878	808

Securities services	432	393
Total Equities	1,780	2,325
Total net revenues	3,443	5,459

Operating expenses	2,421	3,571
Pre-tax earnings	$1,022	$1,888

Three Months Ended March 2016 versus March 2015. Net revenues in Institutional Client Services were $3.44 billion for the first quarter of 2016, 37% lower than the first quarter of 2015.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $1.66 billion for the first quarter of 2016, 47% lower compared with a strong first quarter of 2015, due to significantly lower net revenues across all major businesses, primarily reflecting the impact of difficult market-making conditions during the quarter and, to a lesser extent, generally lower client activity. Net revenues in interest rate products and currencies were significantly lower, reflecting favorable market-making conditions during the first quarter of 2015. Net revenues also declined significantly in commodities and mortgages, reflecting the challenging market-making conditions, including continued low energy prices and wider spreads for certain products. The significant decrease in credit products reflected the difficult market-making conditions, particularly in Europe.

Net revenues in Equities were $1.78 billion for the first quarter of 2016, 23% lower than the first quarter of 2015, due to significantly lower net revenues in equities client execution compared with a strong first quarter of 2015.

The decrease in equities client execution reflected significantly lower net revenues in both cash products and derivatives. These results were partially offset by higher commissions and fees, primarily reflecting higher listed cash equity and futures volumes in the United States, consistent with higher market volumes in this region. In addition, net revenues in securities services were higher, reflecting improved spreads.

The firm elects the fair value option for certain unsecured borrowings. The fair value net loss attributable to the impact of changes in our credit spreads on these borrowings was $44 million ($32 million and $12 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for the first quarter of 2015. In the first quarter of 2016, the firm early adopted the requirement in ASU No. 2016-01 to present separately such gains and losses in other comprehensive income. The amount included in accumulated other comprehensive loss for the first quarter of 2016 was a loss of $24 million ($12 million, net of tax). See Note 3 to the condensed consolidated financial statements for further information about ASU No. 2016-01.

Challenging trends in the operating environment for Institutional Client Services that existed throughout the second half of 2015 continued during the first quarter of 2016, as concerns and uncertainties about global growth and central bank activity persisted. These concerns contributed to significant price pressure at the beginning of the quarter across both equity and fixed income markets. Volatility peaked in February with the VIX reaching over 28, and global equity markets materially declined during the first half of the quarter with the Dow Jones Industrial Average, Shanghai Composite Index, and Nikkei 225 Index down 10%, 25% and 21%, respectively, at their lowest points. Credit spreads for high-yield issuers widened over 100 basis points early in the quarter, driven by the energy sector, and oil and natural gas prices continued their downward trend that began during the middle of 2015, reaching as low as $26 per barrel (WTI) and $1.64 per million British thermal units, respectively. Although these trends somewhat reversed in the second half of the quarter, these factors impacted investor conviction and risk appetite, and market-making conditions remained difficult. The Dow Jones Industrial Average ended the quarter up 1%, while the Shanghai Composite Index and Nikkei 225 Index were down 15% and 12%, respectively. If the trend of macroeconomic concerns continue over the long term and activity levels decline from the level of activity during the first quarter of 2016, net revenues in Institutional Client Services would likely continue to be negatively impacted. See “Business Environment” above for further information about economic and market conditions in the global operating environment during the quarter.

104	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating expenses were $2.42 billion for the first quarter of 2016, 32% lower than the first quarter of 2015, due to decreased compensation and benefits expenses, reflecting lower net revenues, and lower net provisions for litigation and regulatory proceedings. These decreases were partially offset by higher brokerage, clearing, exchange and distribution fees, reflecting higher transaction volumes in Equities. Pre-tax earnings were $1.02 billion in the first quarter of 2016, 46% lower than the first quarter of 2015.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended March
$ in millions	2016	2015
Equity securities	$ —	$1,160

Debt securities and loans	87	509
Total net revenues	87	1,669

Operating expenses	443	737
Pre-tax earnings/(loss)	$(356)	$ 932

Three Months Ended March 2016 versus March 2015. Net revenues in Investing & Lending were $87 million for the first quarter of 2016, significantly lower than the first quarter of 2015, primarily due to a significant decrease in net revenues from investments in both private and public equities, which were negatively impacted by generally lower global equity prices and corporate performance during the first quarter of 2016. Net revenues in debt securities and loans were also significantly lower compared with the first quarter of 2015, primarily reflecting lower net revenues related to loans and lending commitments to institutional clients (including higher provision for losses) and lower net gains from investments.

During the first quarter of 2016, market conditions were difficult and corporate performance, particularly in the energy sector, was impacted by a challenging macroeconomic environment. Global equity markets generally ended the quarter lower compared with the end of 2015. In addition, concern about the outlook for the global economy continues to be a meaningful consideration for the global marketplace. If the trend of macroeconomic concerns or challenges in the energy sector continue over the long term, or if global equity markets decline further, net revenues in Investing & Lending would likely continue to be negatively impacted.

Operating expenses were $443 million for the first quarter of 2016, 40% lower than the first quarter of 2015, due to decreased compensation and benefits expenses, reflecting lower net revenues, and lower expenses related to consolidated investments. Pre-tax loss was $356 million in the first quarter of 2016, compared with pre-tax earnings of $932 million in the first quarter of 2015.

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 36 basis points and 39 basis points for the three months ended March 2016 and March 2015, respectively.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance target. Incentive fees are recognized only when all material contingencies are resolved.

Goldman Sachs March 2016 Form 10-Q	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the operating results of our Investment Management segment.

	Three Months Ended March
$ in millions	2016	2015
Management and other fees	$1,165	$1,194

Incentive fees	46	254

Transaction revenues	134	136
Total net revenues	1,345	1,584

Operating expenses	1,136	1,271
Pre-tax earnings	$ 209	$ 313

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel.

	As of
	March		December 2015
$ in billions	2016	2015
Assets under management	$1,110	$1,029	$1,078

Other client assets	177	148	174
Total AUS	$1,287	$1,177	$1,252
Asset Class
Alternative investments	$ 147	$ 142	$ 148

Equity	252	247	252

Fixed income	566	519	546
Long-term AUS	965	908	946

Liquidity products	322	269	306
Total AUS	$1,287	$1,177	$1,252
Distribution Channel
Institutional	$ 479	$ 419	$ 471

High-net-worth individuals	384	370	369

Third-party distributed	424	388	412
Total AUS	$1,287	$1,177	$1,252

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended March
$ in billions	2016	2015
Balance, beginning of period	$1,252	$1,178

Net inflows/(outflows)
Alternative investments	1	(2)

Equity	4	5

Fixed income	5	4
Long-term AUS net inflows/(outflows)	10	7

Liquidity products	16	(14)
Total AUS net inflows/(outflows)	26	(7)

Net market appreciation/(depreciation)	9	6
Balance, end of period	$1,287	$1,177

The table below presents our average monthly assets under supervision by asset class.

	Average for the Three Months Ended March
$ in billions	2016	2015
Alternative investments	$ 147	$ 143

Equity	245	241

Fixed income	553	517
Long-term AUS	945	901

Liquidity products	312	273
Total AUS	$1,257	$1,174

Three Months Ended March 2016 versus March 2015. Net revenues in Investment Management were $1.35 billion for the first quarter of 2016, 15% lower than the first quarter of 2015, primarily reflecting significantly lower incentive fees. In addition, management and other fees were slightly lower, reflecting shifts in the mix of client assets and strategies, partially offset by the impact of higher average assets under supervision. During the quarter, total assets under supervision increased $35 billion to $1.29 trillion. Long-term assets under supervision increased $19 billion, due to net inflows of $10 billion, primarily in fixed income and equity assets, and net market appreciation of $9 billion, reflecting appreciation in fixed income assets. In addition, liquidity products increased $16 billion.

During the first quarter of 2016, Investment Management operated in a challenging environment, which reflected difficult equity and fixed income markets during the first half of the quarter, followed by a moderate rally in the markets during the second half. As a result, net market appreciation for our client assets was mixed, as fixed income assets appreciated, while equity and alternative investment assets depreciated. The mix of average assets under supervision shifted slightly from long-term assets under supervision to liquidity products compared with the fourth quarter of 2015. In addition, limited harvesting opportunities for our fund investments as a result of the difficult operating environment impacted incentive fees. In the future, if asset prices decline, or investors continue the trend of favoring assets that typically generate lower fees or if investors withdraw their assets, net revenues in Investment Management would likely continue to be negatively impacted.

Operating expenses were $1.14 billion for the first quarter of 2016, 11% lower than the first quarter of 2015, due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $209 million in the first quarter of 2016, 33% lower than the first quarter of 2015.

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

106	Goldman Sachs March 2016 Form 10-Q

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

Goldman Sachs March 2016 Form 10-Q	107

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

The table below presents our balance sheet allocation.

	As of
$ in millions	March 2016	December 2015
Global Core Liquid Assets (GCLA)	$195,763	$199,120

Other cash	9,172	9,180
GCLA and cash	204,935	208,300

Secured client financing	232,775	221,325

Inventory	209,062	208,836

Secured financing agreements	67,861	63,495

Receivables	40,000	39,976
Institutional Client Services	316,923	312,307

Public equity	3,685	3,991

Private equity	17,444	16,985

Debt [1]	23,564	23,216

Loans receivable	47,924	45,407

Other	6,518	4,646
Investing & Lending	99,135	94,245
Total inventory and related assets	416,058	406,552

Other assets	24,268	25,218
Total assets	$878,036	$861,395

1.

Includes $16.72 billion and $17.29 billion as of March 2016 and December 2015, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value.

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

108	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA and Cash	Secured Client Financing	Institutional Client Services	Investing & Lending	Total
As of March 2016
Cash and cash equivalents	$ 79,169	$ —	$ —	$ —	$ 79,169

Cash and securities segregated for regulatory and other purposes	—	58,287	—	—	58,287

Securities purchased under agreements to resell and federal funds sold	63,234	47,434	16,326	1,519	128,513

Securities borrowed	30,473	98,595	51,535	—	180,603

Receivables from brokers, dealers and clearing organizations	—	4,880	18,091	—	22,971

Receivables from customers and counterparties	—	23,579	21,909	3,911	49,399

Loans receivable	—	—	—	47,924	47,924

Financial instruments owned, at fair value	32,059	—	209,062	45,781	286,902
Subtotal	$204,935	$232,775	$316,923	$99,135	$853,768

Other assets					24,268
Total assets					$878,036
As of December 2015
Cash and cash equivalents	$ 75,105	$ —	$ —	$ —	$ 75,105

Cash and securities segregated for regulatory and other purposes	—	56,838	—	—	56,838

Securities purchased under agreements to resell and federal funds sold	60,092	42,786	16,368	1,659	120,905

Securities borrowed	33,260	91,712	47,127	—	172,099

Receivables from brokers, dealers and clearing organizations	—	5,912	19,541	—	25,453

Receivables from customers and counterparties	—	24,077	20,435	1,918	46,430

Loans receivable	—	—	—	45,407	45,407

Financial instruments owned, at fair value	39,843	—	208,836	45,261	293,940
Subtotal	$208,300	$221,325	$312,307	$94,245	$836,177

Other assets					25,218
Total assets					$861,395

In the table above:

•

Total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the condensed consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA and cash, secured client financing and other assets.

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2015 to March 2016.

Balance Sheet Analysis and Metrics

As of March 2016, total assets on our condensed consolidated statements of financial condition were $878.04 billion, an increase of $16.64 billion from December 2015, primarily reflecting increases in collateralized agreements of $16.11 billion and cash and cash equivalents of $4.06 billion, partially offset by a decrease in financial instruments owned, at fair value of $7.04 billion. During the first quarter of 2016, collateralized agreements increased due to changes in firm and client activity and cash and cash equivalents increased due to changes in the composition of our GCLA. Financial instruments owned, at fair value decreased reflecting lower market-making activity related to equities and convertible debentures, partially offset by the impact of movements in interest rates on derivative valuations.

As of March 2016, total liabilities on our condensed consolidated statements of financial condition were $791.20 billion, an increase of $16.53 billion from December 2015, primarily reflecting increases in financial instruments sold, but not yet purchased, at fair value of $11.77 billion and deposits of $7.35 billion, partially offset by a decrease in securities sold under agreements to repurchase, at fair value of $8.45 billion. During the first quarter of 2016, financial instruments sold, but not yet purchased, at fair value increased primarily due to the impact of movements in interest rates on derivative valuations and an increase in equities and convertible debentures related to market-making activity. Securities sold under agreements to repurchase, at fair value decreased reflecting the impact of firm and client activity.

Goldman Sachs March 2016 Form 10-Q	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of March 2016 and December 2015, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $77.62 billion and $86.07 billion, respectively, which were 5% lower and 3% higher, respectively, compared with the daily average amounts of repurchase agreements over the respective quarters. As of March 2016, the decrease in our repurchase agreements relative to the daily average during the quarter resulted from the impact of firm and client activity at the end of the period.

The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	March 2016	December 2015
Total assets	$878,036	$861,395

Unsecured long-term borrowings	$180,159	$175,422

Total shareholders’ equity	$ 86,837	$ 86,728

Leverage ratio	10.1x	9.9x

Debt to equity ratio	2.1x	2.0x

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

	As of
$ in millions, except per share amounts	March 2016	December 2015
Total shareholders’ equity	$ 86,837	$ 86,728

Less: Preferred stock	(11,203)	(11,200)
Common shareholders’ equity	75,634	75,528

Less: Goodwill and identifiable intangible assets	(4,136)	(4,148)
Tangible common shareholders’ equity	$ 71,498	$ 71,380
Book value per common share	$ 173.00	$ 171.03

Tangible book value per common share	163.54	161.64

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements, of 437.2 million and 441.6 million as of March 2016 and December 2015, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding, including RSUs granted to employees with no future service requirements) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

•	Savings and demand deposits through deposit sweep programs and time deposits through internal and third-party broker-dealers; and

•	Short-term unsecured debt at the subsidiary level through U.S. and non-U.S. hybrid financial instruments, commercial paper issuances and other methods.

110	Goldman Sachs March 2016 Form 10-Q

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

The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our GCLA, exceeded 120 days as of March 2016.

A majority of our secured funding for securities not eligible for inclusion in the GCLA is executed through term repurchase agreements and securities loaned contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank (FHLB). As of March 2016, our outstanding borrowings against the FHLB were $2.92 billion.

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

The table below presents our quarterly unsecured long-term borrowings maturity profile as of March 2016.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017	$ —	$4,140	$6,061	$4,328	$ 14,529

2018	8,534	8,324	4,855	3,669	25,382

2019	6,797	2,457	2,342	7,126	18,722

2020	4,616	7,825	5,696	988	19,125

2021	2,699	1,004	5,334	3,658	12,695

2022 - thereafter					89,706
Total					$180,159

The weighted average maturity of our unsecured long-term borrowings as of March 2016 was approximately nine years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a majority of the amount of our unsecured long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

Goldman Sachs March 2016 Form 10-Q	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Deposits. We raise deposits mainly through GS Bank USA and Goldman Sachs International Bank (GSIB). The table below presents the types and sources of our deposits.

$ in millions	Savings and Demand	Time	Total
As of March 2016
Private bank deposits	$41,494	$ 2,405	$ 43,899

Certificates of deposit	—	38,279	38,279

Deposit sweep programs	15,613	—	15,613

Institutional	1	7,074	7,075
Total	$57,108	$47,758	$104,866
As of December 2015
Private bank deposits	$38,715	$ 2,354	$ 41,069

Certificates of deposit	—	34,375	34,375

Deposit sweep programs	15,791	—	15,791

Institutional	1	6,283	6,284
Total	$54,507	$43,012	$ 97,519

In the table above:

•	Savings and demand deposits have no stated maturity.

•	Time deposits have a weighted average maturity of approximately three years as of both March 2016 and December 2015.

•	Substantially all of the private bank deposits were from overnight deposit sweep programs related to private wealth management clients.

•	Deposit sweep programs represent long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

•	Deposits insured by the FDIC as of March 2016 and December 2015 were approximately $59.05 billion and $55.48 billion, respectively.

In April 2016, following regulatory approvals, GS Bank USA acquired GE Capital Bank’s online deposit platform and assumed approximately $16 billion of deposits, consisting of approximately $8 billion in online deposit accounts and certificates of deposit, and approximately $8 billion in brokered certificates of deposit.

Unsecured Short-Term Borrowings. A significant portion of our unsecured short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use unsecured short-term borrowings to finance liquid assets and for other cash management purposes. We issue hybrid financial instruments and commercial paper. In light of regulatory developments, since the third quarter of 2015, Group Inc. has not issued debt with an original maturity of less than one year and currently does not expect to issue short-term debt in the future.

As of March 2016 and December 2015, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $46.69 billion and $42.79 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

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

112	Goldman Sachs March 2016 Form 10-Q

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

Our capital planning process also includes an internal risk-based capital assessment. This assessment incorporates market risk, credit risk and operational risk. Market risk is calculated by using Value-at-Risk (VaR) calculations supplemented by risk-based add-ons which include risks related to rare events (tail risks). Credit risk utilizes assumptions about our counterparties’ probability of default and the size of our losses in the event of a default. Operational risk is calculated based on scenarios incorporating multiple types of operational failures as well as considering internal and external actual loss experience. Backtesting for market risk and credit risk is used to gauge the effectiveness of models at capturing and measuring relevant risks.

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

We submitted our initial 2015 CCAR to the Federal Reserve Board in January 2015 and, based on the Federal Reserve Board feedback, we submitted revised capital actions in March 2015. The Federal Reserve Board informed us that it did not object to our revised capital actions, including the repurchase of outstanding common stock, an increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities from the second quarter of 2015 through the second quarter of 2016. We published a summary of our annual DFAST results in March 2015. See “Available Information” below. We submitted our 2016 CCAR in April 2016 and expect to publish a summary of our annual DFAST results in June 2016.

In addition, the rules adopted by the Federal Reserve Board under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2015 annual DFAST stress results to the Federal Reserve Board in January 2015 and published a summary of its results in March 2015. See “Available Information” below. GS Bank USA submitted its 2016 annual DFAST results to the Federal Reserve Board in April 2016 and expects to publish a summary of its annual DFAST results in June 2016.

Goldman Sachs International (GSI) also has its own capital planning and stress testing process, which incorporates internally designed stress tests and those required under the Prudential Regulation Authority’s (PRA) Internal Capital Adequacy Assessment Process.

Goldman Sachs March 2016 Form 10-Q	113

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

Capital Attribution. We assess each of our businesses’ capital usage based upon our internal assessment of risks, which incorporates an attribution of all of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our binding capital constraints. We also attribute risk-weighted assets (RWAs) to our business segments. As of March 2016, approximately two-thirds of RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

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

As of March 2016, the remaining share authorization under our existing repurchase program was 53.2 million shares; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of the March 2016 Form 10-Q and Note 19 to the condensed consolidated financial statements for additional information about our share repurchase program and see above for information about our capital planning and stress testing process.

Resolution and Recovery Plans

We are required by the Federal Reserve Board and the FDIC to submit a periodic plan that describes our strategy for a rapid and orderly resolution in the event of material financial distress or failure (resolution plan). We are also required by the Federal Reserve Board to submit and have submitted, on a periodic basis, a global recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress.

In April 2016, the Federal Reserve Board and the FDIC provided feedback on the 2015 resolution plans of eight systemically important domestic banking institutions and provided guidance related to the 2017 resolution plan submissions. Our plan was not jointly found to be non-credible or to not facilitate an orderly resolution under the U.S. bankruptcy code. While the FDIC identified deficiencies and noted that it found that our plan was not credible or would not facilitate an orderly resolution under the U.S. bankruptcy code, the Federal Reserve Board did not identify any such deficiencies. In response to the feedback received, we must (i) submit by October 1, 2016 a status report on our actions to address joint shortcomings identified by the agencies and a separate public section that explains, at a high level, the actions we plan to take to address the joint shortcomings and (ii) submit our resolution plan, due on July 1, 2017, addressing the joint shortcomings and taking into account the additional guidance.

In addition, GS Bank USA is required to submit a resolution plan to the FDIC and, accordingly, submitted its 2015 resolution plan on September 1, 2015. GS Bank USA has not yet received supervisory feedback on its 2015 resolution plan. The submission dates for GS Bank USA’s 2016 and 2017 resolution plans are yet to be confirmed by the FDIC.

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

114	Goldman Sachs March 2016 Form 10-Q

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

We calculate our Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules) as described in Note 20 to the condensed consolidated financial statements. The lower of each ratio calculated in (i) and (ii) is the ratio against which our compliance with minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to us as of March 2016 and December 2015.

See Note 20 to the condensed consolidated financial statements for further information about our capital ratios as of March 2016 and December 2015, and for additional information about the Revised Capital Framework.

Minimum Capital Ratios and Capital Buffers

The table below presents our minimum required ratios as of March 2016, as well as the estimated minimum ratios that we expect will apply at the end of the transitional provisions beginning January 2019.

	March 2016 Minimum Ratio		January 2019 Estimated Minimum Ratio
CET1 ratio	5.875%		9.5%

Tier 1 capital ratio	7.375%		11.0%

Total capital ratio	9.375%	[1]	13.0%

Tier 1 leverage ratio	4.000%		4.0%

1.	In order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s regulations, we must meet a higher required minimum Total capital ratio of 10.0%.

In the table above:

•

The minimum ratios as of March 2016 reflect (i) the 25% phase-in of the capital conservation buffer (0.625%), (ii) the 25% phase-in of the Global Systemically Important Bank (G-SIB) buffer (0.75%), and (iii) the counter-cyclical capital buffer of zero percent.

•

The estimated minimum ratios as of January 2019 reflect (i) the fully phased-in capital conservation buffer (2.5%), (ii) the fully phased-in G-SIB buffer (2.5%), and (iii) the counter-cyclical capital buffer of zero percent. The G-SIB buffer of 2.5% is estimated based on 2015 financial data, a reduction from the 3.0% buffer effective January 1, 2016. The ultimate G-SIB buffer in the future may differ from this estimate due to additional guidance from our regulators and/or positional changes.

•

Tier 1 leverage ratio is defined as Tier 1 capital divided by quarterly average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

See Note 20 to the condensed consolidated financial statements for information about the capital conservation buffer, the current G-SIB buffer and the counter-cyclical capital buffer.

Our regulators could change these buffers in the future, specifically as it relates to the counter-cyclical capital buffer as certain aspects are still being finalized by the Federal Reserve Board. As a result, the minimum ratios we are subject to as of January 1, 2019 could be higher than the amounts presented in the table above.

Our minimum required supplementary leverage ratio will be 5.0% on January 1, 2018. See “Supplementary Leverage Ratio” below for further information.

Goldman Sachs March 2016 Form 10-Q	115

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The table below presents our capital ratios calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules on a fully phased-in basis.

	As of
$ in millions	March 2016	December 2015
Common shareholders’ equity	$ 75,634	$ 75,528

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,035)	(3,044)

Deductions for investments in nonconsolidated financial institutions	(1,741)	(2,274)

Other adjustments	(1,466)	(1,409)
Total Common Equity Tier 1	69,392	68,801
Perpetual non-cumulative preferred stock	11,203	11,200

Deduction for investments in covered funds	(414)	(413)

Other adjustments	(77)	(128)
Tier 1 capital	$ 80,104	$ 79,460
Standardized Tier 2 and total capital
Tier 1 capital	$ 80,104	$ 79,460

Qualifying subordinated debt	14,939	15,132

Allowance for losses on loans and lending commitments	703	602

Other adjustments	(17)	(19)
Standardized Tier 2 capital	15,625	15,715
Standardized total capital	$ 95,729	$ 95,175
Basel III Advanced Tier 2 and total capital
Tier 1 capital	$ 80,104	$ 79,460

Standardized Tier 2 capital	15,625	15,715

Allowance for losses on loans and lending commitments	(703)	(602)
Basel III Advanced Tier 2 capital	14,922	15,113
Basel III Advanced total capital	$ 95,026	$ 94,573
RWAs
Standardized	$539,798	$534,135

Basel III Advanced	593,608	587,319
CET1 ratio
Standardized	12.9%	12.9%

Basel III Advanced	11.7%	11.7%
Tier 1 capital ratio
Standardized	14.8%	14.9%

Basel III Advanced	13.5%	13.5%
Total capital ratio
Standardized	17.7%	17.8%

Basel III Advanced	16.0%	16.1%

Although the fully phased-in capital ratios are not applicable until 2019, we believe that the ratios in the table above are meaningful because they are measures that we, our regulators and investors use to assess our ability to meet future regulatory capital requirements. The fully phased-in Basel III Advanced and Standardized capital ratios are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. These ratios are based on our current interpretation, expectations and understanding of the Revised Capital Framework and may evolve as we discuss its interpretation and application with our regulators.

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.66 billion as of March 2016 and December 2015 and identifiable intangible assets of $477 million and $491 million as of March 2016 and December 2015, respectively, net of associated deferred tax liabilities of $1.10 billion as of March 2016 and December 2015.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2015 to March 2016 primarily reflects reductions in our fund investments.

•

The deduction for investments in covered funds represents our aggregate investments in applicable covered funds, as permitted by the Volcker Rule, that were purchased after December 2013. Substantially all of these investments in covered funds were purchased in connection with our market-making activities. This deduction was not subject to a transition period. See “Regulatory Developments” below for further information about the Volcker Rule.

•

Other adjustments within CET1 primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, credit valuation adjustments on derivative liabilities, debt valuation adjustments and other required credit risk-based deductions.

•

Qualifying subordinated debt represents subordinated debt issued by Group Inc. with an original term to maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 to the condensed consolidated financial statements for additional information about our subordinated debt.

See Note 20 to the condensed consolidated financial statements for information about our transitional capital ratios, which represent the ratios that are applicable to us as of March 2016 and December 2015.

116	Goldman Sachs March 2016 Form 10-Q

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

As of March 2016 and December 2015, our supplementary leverage ratio was 6.0% and 5.9%, respectively, based on Tier 1 capital on a fully phased-in basis of $80.10 billion and $79.46 billion, respectively, divided by total leverage exposure of $1.33 trillion (total daily average assets for the quarter of $884 billion plus adjustments of $448 billion) and $1.34 trillion (total daily average assets for the quarter of $878 billion plus adjustments of $465 billion), respectively. Within total leverage exposure, the adjustments to quarterly average assets in both periods were primarily comprised of off-balance-sheet exposures related to derivatives, secured financing transactions, commitments and guarantees.

This supplementary leverage ratio is based on our current interpretation and understanding of the U.S. federal bank regulatory agencies’ final rule and may evolve as we discuss its interpretation and application with our regulators. See “Regulatory Developments” below for information about the Basel Committee’s proposal on the supplementary leverage ratio.

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

In addition, under Federal Reserve Board rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as total daily average assets for the quarter less certain deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments. As of March 2016, GS Bank USA’s supplementary leverage ratio was 7.1%, based on Tier 1 capital on a fully phased-in basis of $23.33 billion, divided by total leverage exposure of $327 billion (total daily average assets for the quarter of $147 billion plus adjustments of $180 billion). As of December 2015, GS Bank USA’s supplementary leverage ratio was 7.1%, based on Tier 1 capital on a fully phased-in basis of $23.02 billion, divided by total leverage exposure of $324 billion (total daily average assets for the quarter of $134 billion plus adjustments of $190 billion). This supplementary leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss their interpretation and application with our regulators.

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

Goldman Sachs March 2016 Form 10-Q	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents GSI’s minimum required ratios.

	March 2016 Minimum Ratio	December 2015 Minimum Ratio
CET1 ratio	6.539%	6.1%

Tier 1 capital ratio	8.517%	8.2%

Total capital ratio	11.147%	10.9%

The minimum ratios in the table above incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “Minimum Capital Ratios and Capital Buffers.”

As of March 2016, GSI had a CET1 ratio of 11.6%, a Tier 1 capital ratio of 11.6% and a Total capital ratio of 15.7%. Each of these ratios includes approximately 18 basis points attributable to results for the three months ended March 2016. These ratios will be finalized upon the completion of GSI’s March 2016 financial statements. As of December 2015, GSI had a CET1 ratio of 12.9%, a Tier 1 capital ratio of 12.9% and a Total capital ratio of 17.6%.

CRD IV, as amended by the European Commission Delegated Act (the Delegated Act), introduced a new leverage ratio, which compares CRD IV’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of assets less Tier 1 capital deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures, securities financing transactions and commitments. The Delegated Act does not currently include a minimum leverage ratio requirement; however, the Basel Committee has proposed a minimum requirement of 3%. Any required minimum ratio is expected to become effective for GSI on January 1, 2018. As of March 2016 and December 2015, GSI had a leverage ratio of 3.4% and 3.6%, respectively. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss its interpretation and application with GSI’s regulators.

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of March 2016 and December 2015, Group Inc.’s equity investment in subsidiaries was $86.80 billion and $85.52 billion, respectively, compared with its total shareholders’ equity of $86.84 billion and $86.73 billion, respectively.

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

118	Goldman Sachs March 2016 Form 10-Q

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

Our current investment in funds that are measured at NAV is $7.18 billion. In order to be compliant with the Volcker Rule, we will be required to reduce most of our interests in these funds by the end of the conformance period. See Note 6 to the condensed consolidated financial statements for further information about our investment in funds measured at NAV and the conformance period for covered funds.

Although our net revenues from our interests in private equity, credit, real estate and hedge funds may vary from period to period, our aggregate net revenues from these investments were approximately 3% and 5% of our aggregate total net revenues over the last 10 years and 5 years, respectively.

Goldman Sachs March 2016 Form 10-Q	119

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

The Basel Committee continues to consult on several potential changes to regulatory capital requirements that could impact our capital ratios in the future. In particular, the Basel Committee has issued consultation papers on, among other matters, revisions to the operational risk capital framework and several changes to the calculation of credit RWAs under both model-based and standardized approaches.

In April 2016, the Basel Committee issued a consultation paper proposing certain changes to the calculation of the leverage ratio and raising the possibility of additional leverage ratio requirements for G-SIBs. U.S. G-SIBs are currently subject to a buffer on the minimum leverage ratio.

See “Business — Regulation” in Part I, Item 1 of the 2015 Form 10-K for further information on regulations that may impact us in the future.

120	Goldman Sachs March 2016 Form 10-Q

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

The table below presents where information about our various off-balance-sheet arrangements may be found in the March 2016 Form 10-Q. In addition, see Note 3 to the condensed consolidated financial statements for information about our consolidation policies.

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

Goldman Sachs March 2016 Form 10-Q	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our contractual obligations, commitments and guarantees by type.

	As of
$ in millions	March 2016	December 2015
Amounts related to on-balance-sheet obligations
Time deposits	$ 27,860	$ 25,748

Secured long-term financings	11,026	10,520

Unsecured long-term borrowings	180,159	175,422

Contractual interest payments	58,763	59,327

Subordinated liabilities issued by consolidated VIEs	529	501

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	107,958	117,158

Contingent and forward starting resale and securities borrowing agreements	56,227	28,874

Forward starting repurchase and secured lending agreements	12,622	5,878

Letters of credit	352	249

Investment commitments	4,407	6,054

Other commitments	5,201	6,944

Minimum rental payments	2,518	2,575

Derivative guarantees	1,037,964	926,443

Securities lending indemnifications	36,841	31,902

Other financial guarantees	3,877	4,461

The table below presents our contractual obligations, commitments and guarantees by period of expiration.

	As of March 2016
$ in millions	Remainder of 2016	2017 - 2018	2019 - 2020	2021 - Thereafter
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 9,387	$ 8,343	$ 10,130

Secured long-term financings	—	8,567	1,725	734

Unsecured long-term borrowings	—	39,911	37,847	102,401

Contractual interest payments	4,567	11,931	8,786	33,479

Subordinated liabilities issued by consolidated VIEs	—	—	—	529

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	17,850	27,839	49,286	12,983

Contingent and forward starting resale and securities borrowing agreements	56,191	36	—	—

Forward starting repurchase and secured lending agreements	12,622	—	—	—

Letters of credit	174	171	3	4

Investment commitments	2,772	420	28	1,187

Other commitments	4,724	351	76	50

Minimum rental payments	242	622	490	1,164

Derivative guarantees	622,772	266,094	87,837	61,261

Securities lending indemnifications	36,841	—	—	—

Other financial guarantees	554	1,359	1,235	729

In the table above:

•

The “Remainder of 2016” column includes $2.54 billion of investment commitments to covered funds (as defined by the Volcker Rule) in excess of 3% of the fund’s net asset value. We expect that substantially all of these commitments will not be called. See Note 6 to the condensed consolidated financial statements for information about the Volcker Rule conformance period.

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

•	Unsecured long-term borrowings includes $9.91 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

The aggregate contractual principal amount of secured long-term financings and unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $618 million and $488 million, respectively.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of March 2016, and includes stated coupons, if any, on structured notes.

See Notes 15 and 18 to the condensed consolidated financial statements for further information about our short-term borrowings and commitments and guarantees, respectively.

122	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of March 2016, our unsecured long-term borrowings were $180.16 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

As of March 2016, our future minimum rental payments, net of minimum sublease rentals under noncancelable leases, were $2.52 billion. These lease commitments for office space expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three months ended March 2016, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

Risk Management

Risks are inherent in our business and include liquidity, market, credit, operational, model, legal, regulatory and reputational risks. For further information about our risk management processes, see “— Overview and Structure of Risk Management” below. Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For further information about our areas of risk, see “— Liquidity Risk Management,” “— Market Risk Management,” “— Credit Risk Management,” “— Operational Risk Management” and “— Model Risk Management” below and “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

Goldman Sachs March 2016 Form 10-Q	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Overview and Structure of Risk

Management

Overview

We believe that effective risk management is of primary importance to the success of the firm. Accordingly, we have comprehensive risk management processes through which we monitor, evaluate and manage the risks we assume in conducting our activities. These include liquidity, market, credit, operational, model, legal, regulatory and reputational risk exposures. Our risk management framework is built around three core components: governance, processes and people.

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

124	Goldman Sachs March 2016 Form 10-Q

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

Goldman Sachs March 2016 Form 10-Q	125

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

126	Goldman Sachs March 2016 Form 10-Q

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

•

Firmwide Reputational Risk Committee. The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as presenting or likely to present heightened reputational risk, and other situations where the facts and circumstances warrant escalation. This committee is co-chaired by the head of Compliance and the head of Conflicts, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

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

•

Firmwide Investment Policy Committee. The Firmwide Investment Policy Committee reviews, approves, sets policies, and provides oversight for certain illiquid principal investments, including review of risk management and controls for these types of investments. This committee is co-chaired by the head of our Merchant Banking Division, a co-head of our Securities Division and a deputy general counsel, who are appointed as co-chairs by our president and chief operating officer and our chief financial officer.

Goldman Sachs March 2016 Form 10-Q	127

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

•

Firmwide Volcker Oversight Committee. The Firmwide Volcker Oversight Committee is responsible for the oversight and periodic review of the implementation of our Volcker Rule compliance program, as approved by the Board, and other Volcker Rule-related matters. This committee is co-chaired by our chief risk officer and a deputy general counsel, who are appointed as co-chairs by the co-chairs of the Firmwide Risk Committee.

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Commitments Committee. The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the co-head of the Financial Institutions Group in our Investment Banking Division, an advisory director to the firm, our chief underwriting officer and a managing director in Risk Management, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

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

128	Goldman Sachs March 2016 Form 10-Q

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

Goldman Sachs March 2016 Form 10-Q	129

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

130	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2016, Group Inc. had $28.87 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $33.08 billion invested in GSI, a regulated U.K. broker-dealer; $2.31 billion invested in GSEC, a U.S. registered broker-dealer; $2.81 billion invested in Goldman Sachs Japan Co., Ltd. (GSJCL), a regulated Japanese broker-dealer; $25.50 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.67 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $93.75 billion of unsubordinated loans and $10.29 billion of collateral to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of March 2016. In addition, as of March 2016, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure, and/or a ratings downgrade.

Goldman Sachs March 2016 Form 10-Q	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The following are the critical modeling parameters of the Modeled Liquidity Outflow:

•	Liquidity needs over a 30-day scenario;

•	A two-notch downgrade of our long-term senior unsecured credit ratings;

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

The potential contractual and contingent cash and collateral outflows covered in our Modeled Liquidity Outflow include:

Unsecured Funding

•

Contractual: All upcoming maturities of unsecured long-term debt, commercial paper, and other unsecured funding products. We assume that we will be unable to issue new unsecured debt or rollover any maturing debt.

•	Contingent: Repurchases of our outstanding long-term debt, commercial paper and hybrid financial instruments in the ordinary course of business as a market maker.

Deposits

•	Contractual: All upcoming maturities of term deposits. We assume that we will be unable to raise new term deposits or rollover any maturing term deposits.

•

Contingent: Partial withdrawals of bank deposits that have no contractual maturity. The withdrawal assumptions reflect, among other factors, the type of deposit, whether the deposit is insured or uninsured, and our relationship with the depositor.

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

Firm Securities

•	Contingent: Liquidity outflows associated with a reduction or composition change in firm short positions, which may serve as a funding source for long positions.

132	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Unfunded Commitments

•	Contingent: Draws on our unfunded commitments. Draw assumptions reflect, among other things, the type of commitment and counterparty.

Other

•	Other upcoming large cash outflows, such as tax payments.

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

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both March 2016 and December 2015 was appropriate. As of March 2016 and December 2015, the fair value of the securities and certain overnight cash deposits included in our GCLA totaled $195.76 billion and $199.12 billion, respectively, and the fair value of these assets averaged $197.99 billion for the three months ended March 2016 and $187.75 billion for the year ended December 2015.

Goldman Sachs March 2016 Form 10-Q	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the
$ in millions	Three Months Ended March 2016	Year Ended December 2015
U.S. dollar-denominated	$140,904	$132,415

Non-U.S. dollar-denominated	57,084	55,333
Total	$197,988	$187,748

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

The table below presents the fair value of our GCLA by asset class.

	Average for the
$ in millions	Three Months Ended March 2016	Year Ended December 2015
Overnight cash deposits	$ 75,027	$ 61,407

U.S. government obligations	72,783	69,562

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	10,725	11,413

German, French, Japanese and United Kingdom government obligations	39,453	45,366
Total	$197,988	$187,748

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

The table below presents the GCLA of Group Inc. and our major broker-dealer and bank subsidiaries.

	Average for the
$ in millions	Three Months Ended March 2016	Year Ended December 2015
Group Inc.	$ 46,524	$ 41,284

Major broker-dealer subsidiaries	87,169	89,510

Major bank subsidiaries	64,295	56,954
Total	$197,988	$187,748

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. Beginning in January 2016, to be consistent with changes in the manner in which management views unencumbered assets, we included certain loans within our unencumbered assets. The fair value of our unencumbered assets averaged $137.21 billion for the three months ended March 2016 and $90.36 billion for the year ended December 2015. Had these loans been included as of December 2015, the fair value of our unencumbered assets would have increased by $44.45 billion. We do not consider these assets liquid enough to be eligible for our GCLA.

134	Goldman Sachs March 2016 Form 10-Q

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

The final rules on minimum liquidity standards approved by the U.S. federal bank regulatory agencies are generally consistent with the Basel Committee’s framework as described above, but include accelerated transition provisions and more stringent requirements related to both the range of assets that qualify as HQLA and cash outflow assumptions for certain types of funding and other liquidity risks. Our GCLA is substantially the same in composition as the assets that qualify as HQLA under these rules. Under the accelerated transition timeline, the LCR became effective in the United States on January 1, 2015, with a phase-in period whereby firms had an 80% minimum in 2015, which increases by 10% per year until 2017. In November 2015, the Federal Reserve Board proposed a rule that would require bank holding companies to disclose their LCR on a quarterly basis beginning in the quarter ended September 2016. These requirements include LCR averages over the quarter, detailed information on certain components of the LCR calculation and projected net cash outflows. For the three months ended March 2016, our average LCR exceeded the fully phased-in minimum requirement, based on our interpretation and understanding of the finalized framework, which may evolve as we review our interpretation and application with our regulators.

The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring also calls for a net stable funding ratio (NSFR) designed to promote more medium- and long-term stable funding of the assets and off-balance-sheet activities of banking organizations over a one-year time horizon. The Basel Committee’s NSFR framework requires banking organizations to maintain a minimum NSFR of 100%, and will be effective on January 1, 2018. In addition, in the second quarter of 2016, the U.S. federal bank regulatory agencies issued a proposed rule that would implement an NSFR for large U.S. banking organizations. The proposal would require banking organizations to ensure they have access to stable funding over a one-year time horizon. The proposed NSFR requirement has an effective date of January 1, 2018, including quarterly disclosure of the ratio, as well as a description of the banking organization’s stable funding sources. We are currently evaluating the impact of the NSFR frameworks.

The following is information on our subsidiary liquidity regulatory requirements:

•

GS Bank USA. GS Bank USA is subject to minimum liquidity standards under the LCR rule approved by the U.S. federal bank regulatory agencies that became effective on January 1, 2015, with the same phase-in through 2017 described above. The U.S. federal bank regulatory agencies’ proposed rule on the NSFR described above, would also apply to GS Bank USA.

•

GSI. The LCR rule issued by the U.K. regulatory authorities became effective in the United Kingdom on October 1, 2015, with a phase-in period whereby certain financial institutions, including GSI, were required to have an 80% minimum ratio initially, increasing to 90% on January 1, 2017 and 100% on January 1, 2018.

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

Goldman Sachs March 2016 Form 10-Q	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of Group Inc. by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Services (S&P), and Rating and Investment Information, Inc. (R&I).

As of March 2016
	DBRS		Fitch	Moody’s	S&P	R&I
Short-term Debt	R-1 (middle	)	F1	P-2	A-2	a-1

Long-term Debt	A (high	)	A	A3	BBB+	A

Subordinated Debt	A		A-	Baa2	BBB-	A-

Trust Preferred	A		BBB-	Baa3	BB	N/A

Preferred Stock	BBB (high	)	BB+	Ba1	BB	N/A

Ratings Outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•	The ratings for Trust Preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for Preferred Stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of March 2016
	Fitch	Moody’s	S&P
GS Bank USA
Short-term Debt	F1	P-1	A-1

Long-term Debt	A+	A1	A

Short-term Bank Deposits	F1+	P-1	N/A

Long-term Bank Deposits	AA-	A1	N/A

Ratings Outlook	Stable	Stable	Watch Positive
GSIB
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A1	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A	A1	N/A

Ratings Outlook	Positive	Stable	Watch Positive
GS&Co.
Short-term Debt	F1	N/A	A-1

Long-term Debt	A+	N/A	A

Ratings Outlook	Stable	N/A	Watch Positive
GSI
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A1	A

Ratings Outlook	Positive	Stable	Watch Positive

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	The level and variability of our earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating and economic environment, including, in some cases, the assumed level of government support or other systemic considerations, such as potential resolution.

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

	As of
$ in millions	March 2016	December 2015
Additional collateral or termination payments for a one-notch downgrade	$ 676	$1,061

Additional collateral or termination payments for a two-notch downgrade	2,031	2,689

136	Goldman Sachs March 2016 Form 10-Q

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

Three Months Ended March 2016. Our cash and cash equivalents increased by $4.06 billion to $79.17 billion at the end of the first quarter of 2016. We generated $11.13 billion in net cash from financing activities, primarily from increases in bank deposits and from net issuances of unsecured long-term borrowings. We used $7.07 billion in net cash for operating and investing activities, primarily related to collateralized transactions and to fund loans receivable.

Three Months Ended March 2015. Our cash and cash equivalents increased by $5.53 billion to $63.13 billion at the end of the first quarter of 2015. We generated $9.79 billion in net cash from operating and financing activities, primarily from increases from net issuances of secured and unsecured long-term borrowings and bank deposits. We used $4.26 billion in net cash for investing activities, primarily to fund loans receivable.

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

Goldman Sachs March 2016 Form 10-Q	137

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

138	Goldman Sachs March 2016 Form 10-Q

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

Goldman Sachs March 2016 Form 10-Q	139

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

The table below presents average daily VaR.

$ in millions Risk Categories	Three Months Ended March
	2016	2015
Interest rates	$ 54	$ 53

Equity prices	25	24

Currency rates	29	30

Commodity prices	16	28

Diversification effect	(52)	(54)
Total	$ 72	$ 81

Our average daily VaR decreased to $72 million for the first quarter of 2016 from $81 million for the first quarter of 2015, primarily reflecting a decrease in the commodity prices category due to decreased exposures and lower levels of volatility.

The table below presents period-end VaR, and high and low VaR.

$ in millions Risk Categories	As of		Three Months Ended March 2016
	March	December
	2016	2015	High	Low
Interest rates	$ 45	$ 43	$64	$45

Equity prices	27	24	32	21

Currency rates	16	31	40	14

Commodity prices	13	17	19	13

Diversification effect	(42)	(48)
Total	$ 59	$ 67	$83	$57

Our daily VaR decreased to $59 million as of March 2016 from $67 million as of December 2015, primarily reflecting a decrease in the currency rates category principally due to reduced exposures, partially offset by a decrease in the diversification benefit across risk categories.

During the first quarter of 2016, the firmwide VaR risk limit was not exceeded, raised or reduced.

140	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects our daily VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for the quarter ended March 2016.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the first quarter of 2016 (i.e., a VaR exception).

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

	As of
$ in millions Asset Categories	March 2016	December 2015
Equity	$1,996	$2,157

Debt	1,670	1,479
Total	$3,666	$3,636

Goldman Sachs March 2016 Form 10-Q	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $2 million and $3 million (including hedges) as of March 2016 and December 2015, respectively. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $23 million and $17 million (including hedges) as of March 2016 and December 2015, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. “Loans receivable” as of March 2016 and December 2015 were $47.92 billion and $45.41 billion, respectively, substantially all of which had floating interest rates. As of March 2016 and December 2015, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $419 million and $396 million, respectively, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

In addition, as of March 2016 and December 2015, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

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

Financial Statement Linkages to Market Risk Measures

We employ a variety of risk measures, each described in the respective sections above, to monitor market risk across the condensed consolidated statements of financial condition and condensed consolidated statements of earnings. The related gains and losses on these positions are included in “Market making,” “Other principal transactions,” “Interest income” and “Interest expense” in the condensed consolidated statements of earnings, and “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

The table below presents certain categories in our condensed consolidated statements of financial condition and the market risk measures used to assess those assets and liabilities. Certain categories on the condensed consolidated statements of financial condition are incorporated in more than one risk measure.

Categories on the Condensed Consolidated Statements of Financial Condition Included in Market Risk Measures	Market Risk Measures
Securities segregated for regulatory and other purposes, at fair value	• VaR
Collateralized agreements • Securities purchased under agreements to resell, at fair value • Securities borrowed, at fair value	• VaR
Receivables
• Certain secured loans, at fair value	• VaR
• Loans receivable	• Interest Rate Sensitivity
Financial instruments owned, at fair value	• VaR • 10% Sensitivity Measures • Credit Spread Sensitivity — Derivatives
Deposits, at fair value	• Credit Spread Sensitivity — Financial Liabilities
Collateralized financings • Securities sold under agreements to repurchase, at fair value • Securities loaned, at fair value • Other secured financings, at fair value	• VaR
Financial instruments sold, but not yet purchased, at fair value	• VaR • Credit Spread Sensitivity — Derivatives
Unsecured short-term borrowings and unsecured long-term borrowings, at fair value	• VaR • Credit Spread Sensitivity — Financial Liabilities

142	Goldman Sachs March 2016 Form 10-Q

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

Goldman Sachs March 2016 Form 10-Q	143

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

For loans and lending commitments, depending on the credit quality of the borrower and other characteristics of the transaction, we employ a variety of potential risk mitigants. Risk mitigants include collateral provisions, guarantees, covenants, structural seniority of the bank loan claims and, for certain lending commitments, provisions in the legal documentation that allow us to adjust loan amounts, pricing, structure and other terms as market conditions change. The type and structure of risk mitigants employed can significantly influence the degree of credit risk involved in a loan or lending commitment.

When we do not have sufficient visibility into a counterparty’s financial strength or when we believe a counterparty requires support from its parent, we may obtain third-party guarantees of the counterparty’s obligations. We may also mitigate our credit risk using credit derivatives or participation agreements.

Credit Exposures

As of March 2016, our credit exposures increased as compared with December 2015, primarily reflecting increases in OTC derivatives and cash deposits with central banks, partially offset by decreases in loans and lending commitments. The percentage of our credit exposure arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) decreased slightly as compared with December 2015, primarily reflecting a decrease in loans and lending commitments. During the three months ended March 2016, the number of counterparty defaults increased as compared with the same prior year period, and such defaults primarily occurred within derivatives and loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties. Estimated losses associated with counterparty defaults were higher compared with the same prior year period and were not material to the firm. Our credit exposures are described further below.

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

144	Goldman Sachs March 2016 Form 10-Q

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

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of March 2016
Less than 1 year	$ 22,780	$ 6,429	$ 29,209

1 - 5 years	36,440	6,405	42,845

Greater than 5 years	98,095	6,049	104,144
Total	157,315	18,883	176,198

Netting	(111,337)	(7,933)	(119,270)
OTC derivative assets	$ 45,978	$10,950	$ 56,928
Net credit exposure	$ 29,328	$ 8,248	$ 37,576
As of December 2015
Less than 1 year	$ 23,950	$ 3,965	$ 27,915

1 - 5 years	35,249	6,749	41,998

Greater than 5 years	85,394	4,713	90,107
Total	144,593	15,427	160,020

Netting	(103,087)	(6,507)	(109,594)
OTC derivative assets	$ 41,506	$ 8,920	$ 50,426
Net credit exposure	$ 27,001	$ 7,368	$ 34,369

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•

Receivable and payable balances for the same counterparty across tenor categories are netted under enforceable netting agreements, and cash collateral received is netted under enforceable credit support agreements.

•	Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category.
•

Net credit exposure represents OTC derivative assets, included in “Financial instruments owned, at fair value,” less cash collateral and the fair value of securities collateral, primarily U.S. government and federal agency obligations and non-U.S. government and agency obligations, received under credit support agreements, which management considers when determining credit risk, but such collateral is not eligible for netting under U.S. GAAP.

The tables below present the distribution of our exposure to OTC derivatives by tenor and our internally determined public rating agency equivalents.

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of March 2016
Less than 1 year	$ 302	$ 5,989	$ 9,406	$ 7,083	$ 22,780

1 - 5 years	994	10,426	16,416	8,604	36,440

Greater than 5 years	4,070	43,546	23,956	26,523	98,095
Total	5,366	59,961	49,778	42,210	157,315

Netting	(2,578)	(42,184)	(37,882)	(28,693)	(111,337)
OTC derivative assets	$ 2,788	$ 17,777	$ 11,896	$ 13,517	$ 45,978
Net credit exposure	$ 2,647	$ 10,672	$ 7,629	$ 8,380	$ 29,328
As of December 2015
Less than 1 year	$ 411	$ 6,059	$ 10,051	$ 7,429	$ 23,950

1 - 5 years	1,214	10,374	16,995	6,666	35,249

Greater than 5 years	3,205	40,879	20,507	20,803	85,394
Total	4,830	57,312	47,553	34,898	144,593

Netting	(2,202)	(40,872)	(36,847)	(23,166)	(103,087)
OTC derivative assets	$ 2,628	$ 16,440	$ 10,706	$ 11,732	$ 41,506
Net credit exposure	$ 2,427	$ 10,269	$ 6,652	$ 7,653	$ 27,001

	Non-Investment-Grade / Unrated
$ in millions	BB or lower	Unrated	Total
As of March 2016
Less than 1 year	$ 5,711	$ 718	$ 6,429

1 - 5 years	6,299	106	6,405

Greater than 5 years	5,726	323	6,049
Total	17,736	1,147	18,883

Netting	(7,886)	(47)	(7,933)
OTC derivative assets	$ 9,850	$1,100	$10,950
Net credit exposure	$ 7,425	$ 823	$ 8,248
As of December 2015
Less than 1 year	$ 3,657	$ 308	$ 3,965

1 - 5 years	6,505	244	6,749

Greater than 5 years	4,434	279	4,713
Total	14,596	831	15,427

Netting	(6,472)	(35)	(6,507)
OTC derivative assets	$ 8,124	$ 796	$ 8,920
Net credit exposure	$ 6,769	$ 599	$ 7,368

Goldman Sachs March 2016 Form 10-Q	145

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

•

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We had approximately $24 billion and $27 billion as of March 2016 and December 2015, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both March 2016 and December 2015, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $36 billion and $33 billion as of March 2016 and December 2015, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 48% and 44% in the Americas, approximately 40% and 45% in EMEA, and approximately 12% and 11% in Asia as of March 2016 and December 2015, respectively.

In addition, we extend other loans and lending commitments to our private wealth management clients that are primarily secured by residential real estate, securities or other assets. We also purchase performing and distressed loans backed by residential real estate and consumer loans. The gross exposure related to such loans and lending commitments was approximately $28 billion as of both March 2016 and December 2015. The regional breakdown of our net credit exposure related to these activities was approximately 83% and 84% in the Americas, approximately 14% and 14% in EMEA, and approximately 3% and 2% in Asia as of March 2016 and December 2015, respectively. The fair value of the collateral received against such loans and lending commitments generally exceeded the gross exposure as of both March 2016 and December 2015.

146	Goldman Sachs March 2016 Form 10-Q

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

	Cash as of
$ in millions	March 2016	December 2015
Credit Exposure by Industry
Funds	$ 322	$ 176

Financial Institutions	12,993	12,799

Sovereign	65,854	62,130
Total	$79,169	$75,105
Credit Exposure by Region
Americas	$55,697	$54,846

EMEA	11,807	8,496

Asia	11,665	11,763
Total	$79,169	$75,105
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$59,220	$55,626

AA	3,862	4,286

A	13,677	14,243

BBB	2,267	855

BB or lower	143	95
Total	$79,169	$75,105

	OTC Derivatives as of
$ in millions	March 2016	December 2015
Credit Exposure by Industry
Funds	$14,824	$10,899

Financial Institutions	15,647	14,526

Consumer, Retail & Healthcare	1,721	1,553

Sovereign	8,590	7,566

Municipalities & Nonprofit	4,642	3,984

Natural Resources & Utilities	4,690	4,846

Real Estate	326	205

Technology, Media & Telecommunications	2,411	1,839

Diversified Industrials	4,077	5,008
Total	$56,928	$50,426
Credit Exposure by Region
Americas	$21,860	$17,724

EMEA	29,799	27,113

Asia	5,269	5,589
Total	$56,928	$50,426
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 2,788	$ 2,628

AA	17,777	16,440

A	11,896	10,706

BBB	13,517	11,732

BB or lower	9,850	8,124

Unrated	1,100	796
Total	$56,928	$50,426

	Loans and Lending Commitments as of
$ in millions	March 2016	December 2015
Credit Exposure by Industry
Funds	$ 2,272	$ 2,595

Financial Institutions	13,472	14,063

Consumer, Retail & Healthcare	27,888	31,944

Sovereign	393	419

Municipalities & Nonprofit	959	628

Natural Resources & Utilities	25,300	24,476

Real Estate	14,211	15,045

Technology, Media & Telecommunications	30,700	36,444

Diversified Industrials	22,012	20,047

Other	15,224	13,941
Total	$152,431	$159,602
Credit Exposure by Region
Americas	$113,479	$121,271

EMEA	32,167	33,061

Asia	6,785	5,270
Total	$152,431	$159,602
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 3,852	$ 4,148

AA	8,257	7,716

A	27,566	27,212

BBB	40,365	43,937

BB or lower	72,106	76,049

Unrated	285	540
Total	$152,431	$159,602

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

Country Exposures. The decline in oil prices continues to raise concerns about Venezuela and Nigeria, and their sovereign debt. The political situations in Iraq and Russia, as well as the decline in oil prices, have led to continued concerns about their economic and financial stability. In addition, Argentina continues to face long-term economic and financial challenges; however, the government accessed international capital markets in the second quarter of 2016. Separately, signs of slowing growth in China and deteriorating macroeconomic conditions in Brazil have led to heightened focus and broad market concerns relating to these countries.

Goldman Sachs March 2016 Form 10-Q	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of March 2016, our total credit exposure to Russia was $276 million, which was with non-sovereign counterparties or borrowers, and was primarily related to loans and lending commitments. In addition, our total market exposure to Russia as of March 2016 was $918 million, which was primarily with non-sovereign issuers or underliers and was primarily related to equities and credit derivatives.

As of March 2016, our total credit exposure to China was $4.1 billion, substantially all of which was with non-sovereign counterparties or borrowers, and primarily related to deposits with banks and loans and lending commitments. In addition, our total market exposure to China as of March 2016 was $1.8 billion and was substantially all related to equities.

As of March 2016, our total credit exposure to Brazil was $4.2 billion. Substantially all of such exposure was with non-sovereign counterparties or borrowers, and substantially all related to secured receivables and initial margin placed with clearing organizations. In addition, our total market exposure to Brazil as of March 2016 was $1.8 billion and was primarily related to sovereign debt.

Our total credit and market exposure to each of Argentina, Iraq, Venezuela and Nigeria as of March 2016 was not material.

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

Industry Exposures. Significant declines in the price of oil have led to market concerns regarding the creditworthiness of certain companies in the oil and gas industry. As of March 2016, our credit exposure to oil and gas companies related to loans and lending commitments was $10.7 billion ($2.2 billion of loans and $8.5 billion of lending commitments). Such exposure included $5.0 billion of exposure to non-investment-grade counterparties ($1.6 billion related to loans and $3.4 billion related to lending commitments). In addition, we have exposure to our clients in the oil and gas industry arising from derivatives. As of March 2016, our credit exposure related to derivatives and receivables with oil and gas companies was $1.7 billion, primarily with investment-grade counterparties. As of March 2016, our market exposure related to oil and gas companies was $(532) million, which was primarily to investment-grade issuers or underliers.

148	Goldman Sachs March 2016 Form 10-Q

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

Goldman Sachs March 2016 Form 10-Q	149

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

150	Goldman Sachs March 2016 Form 10-Q

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

Goldman Sachs March 2016 Form 10-Q	151

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

•	DFAST results; and

•	The firm’s risk management practices and regulatory capital ratios, as required under the disclosure-related provisions of the Federal Reserve Board’s capital rules.

Our Investor Relations Department can be contacted at The Goldman Sachs Group, Inc., 200 West Street, 29th Floor, New York, New York 10282, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investor-relations@gs.com.

152	Goldman Sachs March 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the March 2016 Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity rules applicable to banks and bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the condensed consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, and statements about our investment banking transaction backlog. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those described below and under “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

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

Goldman Sachs March 2016 Form 10-Q	153

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Market Risk Management” in Part I, Item  2 above.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of the March 2016 Form 10-Q. See Note 27 to the condensed consolidated financial statements in Part I, Item 1 of the March 2016 Form 10-Q for information about certain judicial, regulatory and legal proceedings.

154	Goldman Sachs March 2016 Form 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2016.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 (January 1, 2016 to January 31, 2016)	4,044,958	[1]	$158.29	4,011,435	59,190,448

Month #2 (February 1, 2016 to February 29, 2016)	3,283,392	[1]	150.23	3,267,562	55,922,886

Month #3 (March 1, 2016 to March 31, 2016)	2,757,008		153.79	2,757,008	53,165,878
Total	10,085,358			10,036,005

1.	Includes 33,523 shares and 15,830 shares remitted to satisfy minimum statutory withholding taxes on the delivery of equity-based awards during January 2016 and February 2016, respectively.

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

Item 6.    Exhibits

Exhibits

3.1	Restated Certificate of Incorporation of Group Inc. amended as of March 4, 2016.

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2016 and March 31, 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015, (iii) the Condensed Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and year ended December 31, 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Goldman Sachs March 2016 Form 10-Q	155

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Harvey M. Schwartz
	Name:	Harvey M. Schwartz
	Title:	Chief Financial Officer

By:	/s/	Sarah E. Smith
	Name:	Sarah E. Smith
	Title:	Principal Accounting Officer

Date: May 5, 2016

156	Goldman Sachs March 2016 Form 10-Q